Form 10-Q
period 2011-06-26
QUALCOMM INC/DE
filed 2011-07-20
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2011
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 18, 2011, was as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,679,739,316

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	June 26, 2011	September 26, 2010
ASSETS
Current assets:
Cash and cash equivalents	$5,746	$3,547
Marketable securities	4,982	6,732
Accounts receivable, net	832	730
Inventories	753	528
Deferred tax assets	310	321
Other current assets	210	275
Total current assets	12,833	12,133
Marketable securities	9,493	8,123
Deferred tax assets	1,884	1,922
Assets held for sale	746	—
Property, plant and equipment, net	2,267	2,373
Goodwill	3,195	1,488
Other intangible assets, net	3,098	3,022
Other assets	1,584	1,511
Total assets	$35,100	$30,572
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$761	$764
Payroll and other benefits related liabilities	568	467
Unearned revenues	541	623
Loans payable	1,092	1,086
Income taxes payable	84	1,443
Other current liabilities	1,418	1,085
Total current liabilities	4,464	5,468
Unearned revenues	3,630	3,485
Other liabilities	705	761
Total liabilities	8,799	9,714

Commitments and contingencies (Note 8)

Stockholders’ equity:
QUALCOMM Incorporated (QUALCOMM) stockholders’ equity:
Preferred stock, $0.0001 par value; issuable in series; 8 shares authorized; none outstanding at
June 26, 2011 and September 26, 2010	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,677 and 1,612 shares issued and
outstanding at June 26, 2011 and September 26, 2010, respectively	—	—
Paid-in capital	10,011	6,856
Retained earnings	15,516	13,305
Accumulated other comprehensive income	744	697
Total QUALCOMM stockholders’ equity	26,271	20,858
Noncontrolling interests (Note 7)	30	—
Total stockholders’ equity	26,301	20,858
Total liabilities and stockholders’ equity	$35,100	$30,572

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 26, 2011	June 27, 2010*	June 26, 2011	June 27, 2010*
Revenues:
Equipment and services	$2,297	$1,766	$6,550	$5,021
Licensing and royalty fees	1,326	934	4,290	3,009
Total revenues	3,623	2,700	10,840	8,030

Operating expenses:
Cost of equipment and services revenues	1,278	852	3,380	2,375
Research and development	757	623	2,144	1,822
Selling, general and administrative	475	332	1,413	1,063
Goodwill impairment (Note 11)	—	—	114	—
Total operating expenses	2,510	1,807	7,051	5,260

Operating income	1,113	893	3,789	2,770

Investment income, net (Note 5)	161	183	574	552
Income from continuing operations before income taxes	1,274	1,076	4,363	3,322
Income tax expense	(289)	(244)	(862)	(740)
Income from continuing operations	985	832	3,501	2,582
Discontinued operations, net of income taxes (Note 10)	44	(65)	(307)	(200)
Net income	1,029	767	3,194	2,382
Net loss attributable to noncontrolling interests (Note 7)	6	—	10	—
Net income attributable to QUALCOMM	$1,035	$767	$3,204	$2,382

Basic earnings (loss) per share attributable to QUALCOMM:
Continuing operations	$0.59	$0.51	$2.13	$1.56
Discontinued operations	0.03	(0.04)	(0.19)	(0.12)
Net income	$0.62	$0.47	$1.94	$1.44
Diluted earnings (loss) per share attributable to QUALCOMM:
Continuing operations	$0.58	$0.51	$2.09	$1.55
Discontinued operations	0.03	(0.04)	(0.19)	(0.12)
Net income	$0.61	$0.47	$1.90	$1.43
Shares used in per share calculations:
Basic	1,673	1,629	1,650	1,654
Diluted	1,709	1,642	1,682	1,670

Dividends per share announced	$0.215	$0.190	$0.595	$0.530

*As adjusted for discontinued operations (Note 10)
See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	June 26, 2011	June 27, 2010
Operating Activities:
Net income	$3,194	$2,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	820	495
Goodwill impairment	114	—
Revenues related to non-monetary exchanges	(93)	(99)
Income tax provision (less than) in excess of income tax payments	(1,218)	80
Non-cash portion of share-based compensation expense	568	453
Incremental tax benefit from stock options exercised	(167)	(34)
Net realized gains on marketable securities and other investments	(304)	(274)
Net impairment losses on marketable securities and other investments	26	102
Other items, net	23	(70)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	21	(91)
Inventories	(43)	7
Other assets	(36)	(71)
Trade accounts payable	(191)	23
Payroll, benefits and other liabilities	210	(161)
Unearned revenues	156	241
Net cash provided by operating activities	3,080	2,983
Investing Activities:
Capital expenditures	(400)	(313)
Advance payment on spectrum	—	(1,064)
Purchases of available-for-sale securities	(8,271)	(7,049)
Proceeds from sale of available-for-sale securities	9,355	7,354
Atheros acquisition, net of cash acquired (Note 12)	(3,130)	—
Other acquisitions and investments, net of cash acquired	(95)	(45)
Other items, net	(22)	121
Net cash used by investing activities	(2,563)	(996)
Financing Activities:
Borrowing under loans payable	1,260	1,064
Repayment of loans payable	(1,260)	—
Proceeds from issuance of common stock	2,392	519
Proceeds from issuance of subsidiary shares to noncontrolling interests (Note 7)	62	—
Incremental tax benefit from stock options exercised	167	34
Repurchase and retirement of common stock	—	(2,893)
Dividends paid	(985)	(872)
Other items, net	36	(2)
Net cash provided (used) by financing activities	1,672	(2,150)
Effect of exchange rate changes on cash	10	(13)
Net increase (decrease) in cash and cash equivalents	2,199	(176)
Cash and cash equivalents at beginning of period	3,547	2,717
Cash and cash equivalents at end of period	$5,746	$2,541
See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
     Financial Statement Preparation. The accompanying interim condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (collectively with its subsidiaries, the Company or QUALCOMM), without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet at September 26, 2010 was derived from the audited financial statements at that date but may not include all disclosures required by accounting principles generally accepted in the United States. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The three-month and nine-month periods ended June 26, 2011 and June 27, 2010 included 13 weeks and 39 weeks, respectively.
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
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. Certain prior period amounts have been adjusted to reflect the presentation of the FLO TV business as discontinued operations (Note 10).
     Earnings Per Common Share. Basic earnings per common share is computed by dividing net income attributable to QUALCOMM by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income attributable to QUALCOMM by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when an award is settled are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and nine months ended June 26, 2011 were 35,820,000 and 32,094,000, respectively. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and nine months ended June 27, 2010 were 13,039,000 and 16,303,000, respectively.
     Employee stock options to purchase approximately 4,492,000 and 23,721,000 shares of common stock during the three months and nine months ended June 26, 2011, respectively, and employee stock options to purchase approximately 163,146,000 and 145,464,000 shares of common stock during the three months and nine months ended June 27, 2010, were outstanding but not included in the computation of diluted earnings per common share because the effect would be anti-dilutive. In addition, 2,891,000 and 1,146,000 shares of other share-based payment awards during the three months and nine months ended June 26, 2011, respectively, and 574,000 and 314,000 shares of other common stock equivalents during the three months and nine months ended June 27, 2010, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect would be anti-dilutive.
Comprehensive Income. Total comprehensive income consisted of the following (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Net income	$1,029	$767	$3,194	$2,382
Other comprehensive income:
Foreign currency translation	—	(56)	13	(58)
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain marketable debt securities, net of income taxes	(2)	(7)	(12)	13
Net unrealized gains (losses) on other marketable securities and derivative instruments, net of income taxes	(7)	(180)	215	151
Reclassification of net realized gains on marketable securities and derivative instruments included in net income, net of income taxes	(45)	(64)	(179)	(228)
Reclassification of other-than-temporary losses on marketable securities included in net income, net of income taxes	3	16	10	63
Total other comprehensive (loss) income	(51)	(291)	47	(59)
Total comprehensive income	978	476	3,241	2,323
Comprehensive loss attributable to noncontrolling interests	6	—	10	—
Comprehensive income attributable to QUALCOMM	$984	$476	$3,251	$2,323
Components of accumulated other comprehensive income consisted of the following (in millions):

	June 26, 2011	September 26, 2010
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain marketable debt securities, net of income taxes	$36	$62
Net unrealized gains on marketable securities, net of income taxes	779	723
Net unrealized losses on derivative instruments, net of income taxes	(4)	(8)
Foreign currency translation	(67)	(80)
	$744	$697
At June 26, 2011, accumulated other comprehensive income included $14 million of other-than-temporary losses on marketable debt securities related to factors other than credit, net of income taxes.
     Share-Based Payments. Total share-based compensation expense, net of income taxes was as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 26, 2011	June 27, 2010*	June 26, 2011	June 27, 2010*
Cost of equipment and services revenues	$14	$10	$44	$30
Research and development	95	72	277	216
Selling, general and administrative	84	63	240	195
Continuing operations	193	145	561	441
Related income tax benefit	(46)	(37)	(155)	(127)
Continuing operations, net of income taxes	147	108	406	314
Discontinued operations	1	4	7	12
Related income tax benefit	(1)	(1)	(3)	(4)
Discontinued operations, net of income taxes	—	3	4	8
	$147	$111	$410	$322
*As adjusted for discontinued operations (Note 10)
The Company recorded $95 million and $73 million in share-based compensation expense during the nine months ended June 26, 2011 and June 27, 2010, respectively, related to share-based awards granted during those periods. In addition, for the nine months ended June 26, 2011 and June 27, 2010, $167 million and $34 million, respectively, were reclassified to reduce net

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

cash provided by operating activities with an offsetting increase in net cash provided by financing activities to reflect the incremental tax benefit from stock options exercised in those periods.
At June 26, 2011, total unrecognized compensation costs related to non-vested stock options and restricted stock units granted prior to that date were $714 million and $732 million, respectively, which are each expected to be recognized over a weighted-average period of 2.2 years and 2.5 years, respectively. Net share-based awards, after forfeitures and cancellations, granted during the nine months ended June 26, 2011 and June 27, 2010 represented 0.7% and 1.3%, respectively, of outstanding shares as of the beginning of each fiscal period. Total share-based awards granted during the nine months ended June 26, 2011 and June 27, 2010 represented 0.5% and 1.8%, respectively, of outstanding shares as of the end of each fishcal period.
During the three months ended June 26, 2011, the Company assumed a total of approximately 9,564,000 outstanding share-based payment awards under various incentive plans as a result of the acquisition of Atheros (Note 12).

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
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 26, 2011 (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,520	$2,489	$—	$5,009
Marketable securities
U.S. Treasury securities and government-related securities	15	198	—	213
Corporate bonds and notes	—	5,068	—	5,068
Mortgage- and asset-backed securities	—	656	9	665
Auction rate securities	—	—	126	126
Non-investment-grade debt securities	—	3,606	12	3,618
Common and preferred stock	1,186	766	—	1,952
Equity mutual and exchange-traded funds	1,021	—	—	1,021
Debt mutual funds	1,327	485	—	1,812
Total marketable securities	3,549	10,779	147	14,475
Derivative instruments	—	19	—	19
Other investments (1)	162	—	—	162
Total assets measured at fair value	$6,231	$13,287	$147	$19,665
Liabilities
Derivative instruments	$—	$23	$—	$23
Other liabilities (1)	162	—	8	170
Total liabilities measured at fair value	$162	$23	$8	$193

(1) Level 1 measurements are comprised of the Company’s deferred compensation plan liability and related assets, which are invested in mutual funds.
Marketable Securities. With the exception of auction rate securities, the Company obtains pricing information from quoted market prices, pricing vendors or quotes from brokers/dealers. The Company conducts reviews of its primary pricing vendors to determine whether the inputs used in the vendor’s pricing processes are deemed to be observable.
The fair value of U.S. Treasury securities and government-related securities, corporate bonds and notes and common and preferred stock are generally determined using standard observable inputs, including reported trades, quoted market prices, matrix pricing, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets and/or benchmark securities.
The fair value of debt and equity mutual funds is reported as published net asset values. The Company assesses the daily frequency and size of transactions at published net asset values and/or the fund’s underlying holdings to determine whether fair value is based on observable or unobservable inputs.
The fair value of AAA mortgage- and asset-backed securities is derived from the use of matrix pricing (prices for similar securities) or, in some cases cash flow pricing models with observable inputs, such as contractual terms, maturity, credit rating and/or securitization structure, to determine the timing and amount of future cash flows. Certain mortgage- and asset-backed securities, principally those that are rated below AAA, may require use of significant unobservable inputs to estimate fair value, such as default likelihood, recovery rates and prepayment speed.
The fair value of auction rate securities is estimated by the Company using a discounted cash flow model that incorporates transaction details such as contractual terms, maturity and timing and amount of future cash flows, as well as assumptions related to liquidity, default likelihood and recovery, the future state of the auction rate market and credit valuation adjustments of market participants. Though certain of the securities held by the Company are pools of student loans guaranteed by the U.S. government, prepayment speeds and illiquidity discounts are considered significant unobservable inputs. These additional inputs are generally unobservable and, therefore, auction rate securities are included in Level 3.
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
Other Liabilities. Other liabilities included in Level 3 are comprised of put rights held by third parties representing interests in certain of the Company’s subsidiaries (Note 7). These put rights are valued with a standard option pricing model

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

using significant unobservable inputs.
Activity between Levels of the Fair Value Hierarchy. There were no significant transfers between Level 1 and Level 2 during the nine months ended June 26, 2011 or June 27, 2010. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table includes the activity for marketable securities and other liabilities classified within Level 3 of the valuation hierarchy (in millions):

	Nine Months Ended June 26, 2011
	Auction Rate Securities	Other Marketable Securities	Other Liabilities
Beginning balance of Level 3	$126	$18	$8
Total realized and unrealized gains:
Included in investment income, net	—	1	—
Included in other comprehensive income	2	—	—
Purchases	4	—	—
Settlements	(6)	(4)	—
Transfers into Level 3	—	6	—
Ending balance of Level 3	$126	$21	$8

	Nine Months Ended June 27, 2010
	Auction Rate Securities	Other Marketable Securities
Beginning balance of Level 3	$174	$31
Total realized and unrealized gains (losses):
Included in investment income, net	—	5
Included in other comprehensive loss	3	(2)
Settlements	(6)	(19)
Transfers into Level 3	—	4
Ending balance of Level 3	$171	$19
The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal month in which the actual event or change in circumstances that caused the transfer occurs. Transfers into Level 3 during the nine months ended June 26, 2011 and June 27, 2010 primarily consisted of debt securities with significant inputs that became unobservable as a result of an increased likelihood of a shortfall in contractual cash flows or a significant downgrade in credit ratings.
Nonrecurring Fair Value Measurements. The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost- and equity-method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the nine months ended June 26, 2011, goodwill with a carrying amount of $154 million was written down to its implied fair value of $40 million, resulting in an impairment charge of $114 million (Note 11). The implied fair value was based on significant unobservable inputs, and as a result, the fair value measurement was classified as Level 3. During the nine months ended June 26, 2011 and June 27, 2010, the Company did not have any other significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Note 3 — Marketable Securities
Marketable securities were comprised as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Current		Noncurrent
	June 26, 2011	September 26, 2010	June 26, 2011	September 26, 2010
Available-for-sale:
U.S. Treasury securities and government-related securities	$209	$650	$4	$4
Corporate bonds and notes	2,764	3,504	2,304	1,495
Mortgage- and asset-backed securities	570	629	95	38
Auction rate securities	—	—	126	126
Non-investment-grade debt securities	21	21	3,597	3,344
Common and preferred stock	91	52	1,861	1,670
Equity mutual and exchange-traded funds	—	—	1,021	979
Debt mutual funds	1,327	1,476	—	—
Total available-for-sale	4,982	6,332	9,008	7,656
Fair value option:
Debt mutual fund	—	—	485	467
Time deposits	—	400	—	—
Total marketable securities	$4,982	$6,732	$9,493	$8,123
The Company holds an investment in a debt mutual fund for which the Company elected the fair value option. The investment would have otherwise been recorded using the equity method. The debt mutual fund has no single maturity date. At June 26, 2011, the Company had an effective ownership interest in the debt mutual fund of 19.0%. Changes in fair value associated with this investment are recognized in net investment income. The Company believes that recording the investment at fair value and reporting the investment as a marketable security is preferable to applying the equity method because the Company is able to redeem its shares at net asset value, which is determined daily. At September 26, 2010, marketable securities also included $400 million of time deposits that matured in December 2010.
At June 26, 2011, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity
Less Than One Year	One to Five Years	Five to Ten Years	Greater Than Ten Years	No Single Maturity Date	Total
$464	$4,016	$2,306	$966	$3,265	$11,017
Securities with no single maturity date included debt mutual funds, non-investment-grade debt securities, mortgage- and asset-backed securities and auction rate securities.
The Company recorded realized gains and losses on sales of available-for-sale marketable securities as follows (in millions):

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains
For the three months ended
June 26, 2011	$74	$(2)	$72
June 27, 2010	96	(6)	90
For the nine months ended
June 26, 2011	$297	$(13)	$284
June 27, 2010	289	(17)	272
Available-for-sale securities were comprised as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 26, 2011
Equity securities	$2,443	$545	$(15)	$2,973
Debt securities	10,616	423	(22)	11,017
	$13,059	$968	$(37)	$13,990
September 26, 2010
Equity securities	$2,309	$403	$(11)	$2,701
Debt securities	10,795	512	(20)	11,287
	$13,104	$915	$(31)	$13,988
The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

	June 26, 2011
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds and notes	$480	$(4)	$18	$—
Auction rate securities	3	—	123	(2)
Non-investment-grade debt securities	754	(14)	21	(2)
Common and preferred stock	239	(15)	3	—
	$1,476	$(33)	$165	$(4)

	September 26, 2010
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds and notes	$425	$(1)	$23	$—
Auction rate securities	—	—	126	(4)
Non-investment-grade debt securities	296	(7)	90	(8)
Common and preferred stock	133	(10)	3	—
Equity mutual and exchange-traded funds	277	(1)	—	—
	$1,131	$(19)	$242	$(12)
At June 26, 2011, the Company concluded that the unrealized losses were temporary. Further, for common and preferred stock with unrealized losses, the Company has the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable period of time. For debt securities with unrealized losses, the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, such securities before recovery or maturity.
The following table shows the activity for the credit loss portion of other-than-temporary impairments on debt securities held by the Company (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Beginning balance of credit losses	$52	$134	$109	$170
Credit losses recognized on securities previously impaired	—	—	(40)	—
Credit losses recognized on securities previously not impaired	—	—	—	1
Reductions in credit losses related to securities sold	(3)	(8)	(15)	(26)
Accretion of credit losses due to an increase in cash flows expected to be collected	—	(2)	(5)	(21)
Ending balance of credit losses	$49	$124	$49	$124

Note 4 — Composition of Certain Financial Statement Items
     Accounts Receivable.

	June 26, 2011	September 26, 2010
	(In millions)
Trade, net of allowances for doubtful accounts of $2 and $3, respectively	$787	$697
Long-term contracts	38	25
Other	7	8
	$832	$730
     Inventories.

	June 26, 2011	September 26, 2010
	(In millions)
Raw materials	$18	$15
Work-in-process	347	284
Finished goods	388	229
	$753	$528

Other Current Liabilities.

	June 26, 2011	September 26, 2010
	(In millions)
Customer-related liabilities, including incentives, rebates and other accrued liabilities	$873	$574
Current portion of payable to Broadcom for litigation settlement	170	170
Payable for unsettled securities trades	48	80
Other	327	261
	$1,418	$1,085

Note 5 — Investment Income, Net

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 26, 2011	June 27, 2010*	June 26, 2011	June 27, 2010*
	(In millions)
Interest and dividend income	$127	$131	$384	$405
Interest expense	(29)	(10)	(84)	(19)
Net realized gains on marketable securities	72	90	302	272
Net realized gains on other investments	1	2	2	2
Impairment losses on marketable securities	(5)	(28)	(16)	(95)
Impairment losses on other investments	(5)	(1)	(10)	(7)
(Losses) gains on derivative instruments	—	(2)	1	(3)
Equity in earnings (losses) of investees	—	1	(5)	(3)
	$161	$183	$574	$552
*As adjusted for discontinued operations (Note 10)

Note 6 — Income Taxes
The Company estimates its annual effective income tax rate for continuing operations to be approximately 20% for fiscal 2011, compared to the 22% effective income tax rate for fiscal 2010. During the first quarter of fiscal 2011, the United States government extended the federal research and development tax credit to include qualified research expenditures paid or incurred after December 31, 2009 and before January 1, 2012. The Company recorded a tax benefit of $32 million related to fiscal 2010 in the first quarter of fiscal 2011 for the retroactive extension of this credit. The annual effective tax rate for fiscal 2010 included tax expense of approximately $137 million that arose because certain deferred revenue was taxable in fiscal 2010, but the resulting deferred tax asset will reverse in future years when the Company’s state tax rate will be lower as a result of California tax legislation enacted in 2009.
The estimated annual effective tax rate for continuing operations for fiscal 2011 of 20% is less than the United States federal statutory rate primarily due to benefits of approximately 18% related to foreign earnings taxed at less than the United States federal rate and benefits of approximately 2% related to the research and development tax credit, partially offset by state taxes of approximately 5%. The prior fiscal year rate was lower than the United States federal statutory rate primarily due to benefits related to foreign earnings taxed at less than the United States federal rate, partially offset by state taxes and tax expense related to the valuation of deferred tax assets to reflect changes in California law.
The Company had unrecognized tax benefits of $490 million and $353 million at June 26, 2011 and September 26, 2010, respectively. The increase in unrecognized tax benefits during the nine months ended June 26, 2011 primarily resulted from the acquisition of Atheros Communications, Inc. (Note 12). The Company expects the total amount of unrecognized tax benefits to significantly decrease during the fourth quarter of fiscal 2011 due to agreement with the California Franchise Tax Board on a component of its fiscal 2006 through 2010 tax returns. As a result of this agreement, the Company expects to record a $44 million tax benefit in the fourth quarter of fiscal 2011.

Note 7 — Stockholders’ Equity
Changes in stockholders’ equity for the nine months ended June 26, 2011 were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	QUALCOMM Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at September 26, 2010	$20,858	$—	$20,858
Issuance of subsidiary shares to noncontrolling interests	16	40	56
Net income (loss)(1)	3,204	(10)	3,194
Other comprehensive income	47	—	47
Common stock issued under employee benefit plans	2,355	—	2,355
Share-based compensation	587	—	587
Tax benefit from exercise of stock options	110	—	110
Dividends	(993)	—	(993)
Value of stock awards assumed in acquisition	106	—	106
Other	(19)	—	(19)
Balance at June 26, 2011	$26,271	$30	$26,301
(1) Loss from discontinued operations, net of income taxes (Note 10), was attributable to QUALCOMM.
Noncontrolling Interests. In June 2010, the Company won a 20 MHz slot of Broadband Wireless Access (BWA) spectrum in four telecom circles in India as a result of the completion of the BWA spectrum auction. Assignment of licenses to operate wireless networks on this spectrum, with an initial license period of 20 years, is pending approval by the Indian government. At June 26, 2011 and September 26, 2010, the Company had a $1.1 billion advance payment included in noncurrent other assets related to this spectrum. The Company will amortize the spectrum licenses over the remaining license period commencing upon the commercial launch of wireless services in India, which is expected to occur within five years of the assignment date. The Company’s goal is to attract one or more operator partners into a venture (or ventures) for construction of an LTE network in compliance with the Indian government’s rollout requirement for the BWA spectrum and then to exit the venture(s). The manner and timing of such exit will be dependent upon a number of factors, such as market conditions and regulatory considerations, among others.
During the second quarter of fiscal 2011, in connection with the India BWA spectrum purchase, certain of the Company’s subsidiaries in India issued noncontrolling interests to two third-party Indian investors for $62 million, such that the Company now holds a 74% interest in each of those subsidiaries, the maximum interest permitted under applicable Indian Foreign Direct Investment regulations. In addition, the third parties representing the noncontrolling interests in the subsidiaries hold put rights that provide them with options to sell their ownership interests in the subsidiaries to QUALCOMM Incorporated or its nominee (subject to applicable regulatory approvals) after July 29, 2014, or earlier if certain events occur, at a price equal to their original capital contribution. The aggregate fair value of these put rights, which are accounted for as freestanding financial instruments classified in other liabilities, was $8 million at June 26, 2011.
Stock Repurchase Program. The Company did not repurchase any shares during the three and nine months ended June 26, 2011. During the three and nine months ended June 27, 2010, the Company repurchased and retired 32,388,000 and 76,259,000 shares of the Company’s common stock, respectively, for $1.2 billion and $2.9 billion, respectively. At June 26, 2011, approximately $1.7 billion remained authorized for repurchase under the Company’s stock repurchase program. The stock repurchase program has no expiration date.
Dividends. On March 8, 2011, the Company announced an increase in its quarterly cash dividend per share of common stock from $0.190 to $0.215, which is effective for dividends payable after March 25, 2011. On July 13, 2011, the Company announced a cash dividend of $0.215 per share on the Company’s common stock, payable on September 23, 2011 to stockholders of record as of August 26, 2011. During the nine months ended June 26, 2011 and June 27, 2010, dividends charged to retained earnings were as follows (in millions, except per share data):

	2011		2010
	Per Share	Total	Per Share	Total
First Quarter	$0.190	$314	$0.170	$284
Second Quarter	0.190	319	0.170	279
Third Quarter	0.215	360	0.190	309
	$0.595	$993	$0.530	$872

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Commitments and Contingencies
Litigation. Tessera, Inc. v. QUALCOMM Incorporated: On April 17, 2007, Tessera filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas and a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against the Company and other companies, alleging infringement of two patents. The district court action is stayed pending resolution of the ITC proceeding, including all appeals. On May 20, 2009, the ITC issued a limited exclusion order and a cease and desist order, both of which were terminated when the patents expired on September 24, 2010. During the period of the exclusion order, the Company shifted supply of accused chips for customers who manufacture products that may be imported to the United States to a licensed supplier of Tessera, and the Company continued to supply those customers without interruption. On December 21, 2010, the United States Court of Appeals for the Federal Circuit issued a decision affirming the ITC’s orders, and on March 29, 2011, it declined to reconsider that decision. The Company may appeal to the United States Supreme Court. Once the stay is lifted, Tessera may continue to seek back damages in the district court, but it may not seek injunctive relief due to the expiration of the patents.
MicroUnity Systems Engineering, Inc. v. QUALCOMM Incorporated, et al.: MicroUnity filed a total of three patent infringement complaints, on March 16, 2010, June 3, 2010 and January 27, 2011, against the Company and a number of other technology companies, including Texas Instruments, Samsung, Apple, Nokia, Google and HTC, in the United States District Court for the Eastern District of Texas. The complaints against the Company allege infringement of a total of 15 patents and appear to accuse Snapdragon products. The district court consolidated the actions in May 2011. The claim construction hearing is set for August 12, 2012, and trial is scheduled for June 3, 2013. The Company has filed a motion to sever the claims against it from the other defendants and to transfer the case to the United States District Court for the Northern District of California.
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
Japan Fair Trade Commission (JFTC) Complaint: The JFTC received unspecified complaints alleging that the Company’s business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order concluding that the Company’s Japanese licensees were forced to cross-license patents to the Company on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against the Company’s other licensees who made a similar commitment in their license agreements with the Company. The cease and desist order seeks to require the Company to modify its existing license agreements with Japanese companies to eliminate these provisions while preserving the license of the Company’s patents to those companies. The Company disagrees with the conclusions that it forced its Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate the Japanese Antimonopoly Act. The Company has invoked its right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted the Company’s motion and issued a stay of the cease and desist order pending the administrative hearing before the JFTC. The JFTC has had nine hearing days to date, with an additional hearing day scheduled on October 19, 2011, and additional hearing days yet to be scheduled.
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
Broadcom Corporation et al. v. Commonwealth Scientific and Industrial Research Organisation: On November 10, 2009, Broadcom and Atheros (Note 12), which was acquired by the Company in May 2011, filed a complaint for declaratory judgment against Commonwealth Scientific and Industrial Research Organisation (CSIRO) in the United States District Court for the Eastern District of Texas, requesting the court to declare, among other things, that United States patent number 5,487,069 (the '069 Patent) assigned to CSIRO is invalid, unenforceable and that Atheros does not infringe any valid claims of the '069 Patent. On October 14, 2010, CSIRO filed a complaint against Atheros and Broadcom (amended and consolidated with complaints against other third parties on April 6, 2011) alleging infringement of the '069 Patent. Trial is scheduled for April 9, 2012.
MOSAID Technologies Incorporated v. Dell, Inc. et al.: On March 16, 2011, MOSAID filed a complaint against Atheros and 32 other entities in the United States District Court for the Eastern District of Texas. In its infringement contentions, MOSAID alleges that certain of Atheros’ products infringe United States patent numbers 5,131,006, 5,151,920, 5,422,887,

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5,706,428, 5,563,786 and 6,992,972. MOSAID seeks unspecified damages and other relief. Discovery has not yet begun.
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
Litigation Settlement, Patent License and Other Related Items. On April 26, 2009, the Company entered into a Settlement and Patent License and Non-Assert Agreement with Broadcom. The Company agreed to pay Broadcom $891 million, of which $546 million was paid through June 26, 2011, and the remainder will be paid ratably through April 2013. The Company recorded a pre-tax charge of $783 million related to this agreement during fiscal 2009. At June 26, 2011, the carrying value of the liability was $335 million, which also approximated the fair value of the contractual liability net of imputed interest.
Loans Payable Related to India Spectrum Acquisition. In connection with the India BWA spectrum purchase in June 2010, certain of the Company’s subsidiaries in India entered into loan agreements with multiple lenders that are denominated in Indian rupees. The loans bear interest at an annual rate based on the highest rate among the bank lenders, which is reset quarterly, plus 0.25% (9.75% at June 26, 2011) with interest payments due monthly. The loans are due and payable in full in December 2012. However, each lender has the right to demand prepayment of its portion of the outstanding loans on December 15, 2011 subject to sufficient prior written notice. As a result, the loans are classified as a component of current liabilities. The loans can be prepaid without penalty on certain dates and are guaranteed by QUALCOMM Incorporated and one of its subsidiaries. The loan agreements contain standard covenants, which, among other things, limit actions by the subsidiaries that are party to the loan agreements, including the incurrence of loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. At June 26, 2011, the aggregate carrying value of the loans was $1.1 billion, which approximated fair value.
Indemnifications. With the exception of the practices of Atheros (Note 12), which the Company acquired in May 2011, the Company generally does not indemnify its customers and licensees for losses sustained from infringement of third-party intellectual property rights. However, the Company is contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent infringement by products or services sold or provided by the Company. The Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company. Under Atheros’ indemnification agreements, software license agreements and product sale agreements, including its standard software license agreements and standard terms and conditions of semiconductor sales, Atheros agrees, subject to restrictions and after certain conditions are met, to indemnify and defend its licensees and customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the licensees or customers. Through June 26, 2011, Atheros has received a number of claims from its direct and indirect customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by Atheros’ products.
These indemnification arrangements are not initially measured and recognized at fair value because they are deemed to be similar to product warranties in that they relate to claims and/or other actions that could impair the ability of the Company’s direct or indirect customers to use the Company’s products or services. Accordingly, the Company records liabilities resulting

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

from the arrangements when they are probable and can be reasonably estimated. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at June 26, 2011 associated with these indemnification arrangements, other than negligible amounts for reimbursement of legal costs, based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be estimated at this time.
Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Noncancelable obligations under these agreements at June 26, 2011 for the remainder of fiscal 2011 and for each of the subsequent four years from fiscal 2012 through 2015 were approximately $1.5 billion, $336 million, $30 million, $4 million and $33 million, respectively, and $24 million thereafter. Of these amounts, for the remainder of fiscal 2011 and for fiscal 2012, commitments to purchase integrated circuit product inventories comprised $1.2 billion and $34 million, respectively.
Leases. The future minimum lease payments for all capital leases and operating leases at June 26, 2011 were as follows (in millions):

	Capital Leases	Operating Leases	Total
Remainder of fiscal 2011	$2	$23	$25
2012	14	85	99
2013	14	46	60
2014	14	37	51
2015	14	27	41
Thereafter	370	206	576
Total minimum lease payments	$428	$424	$852
Deduct: Amounts representing interest	243
Present value of minimum lease payments	185
Deduct: Current portion of capital lease obligations	1
Long-term portion of capital lease obligations	$184
The Company leases certain of its land, facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 35 years and with provisions in certain leases for cost-of-living increases. The Company leases certain property under capital lease agreements associated with its discontinued operations (Note 10), primarily related to site leases that have an initial term of five to seven years with renewal options of up to five additional renewal periods. In determining the capital lease classification for the site leases upon commencement of each lease, the Company included all renewal options. As a result of its restructuring plan, the Company does not intend to renew its existing site capital leases. At June 26, 2011, the Company expects to write off $161 million of site capital lease assets (which are included in buildings and improvements in property, plant and equipment) and $184 million of its capital lease obligations (which are included in other liabilities) at the end of the current contractual lease terms related to lease renewal option periods thereafter. Any early terminations may impact the amounts that are written off.

Note 9 — Segment Information
The Company is organized on the basis of products and services. The Company aggregates four of its divisions into the Qualcomm Wireless & Internet segment. Reportable segments are as follows:

•
Qualcomm CDMA Technologies (QCT) — develops and supplies integrated circuits and system software based on CDMA, OFDMA and other technologies for voice and data communications, networking, application processing, multimedia and global positioning system products.

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

•
Qualcomm Strategic Initiatives (QSI) — makes strategic investments that the Company believes will open new opportunities for CDMA and OFDMA technologies, support the design and introduction of new CDMA and OFDMA products or possess unique capabilities or technology. Many of these strategic investments are in early-stage companies and in wireless spectrum, such as the BWA spectrum won in the auction in India. QSI also includes FLO TV Incorporated (FLO TV), the Company’s wholly-owned wireless multimedia operator subsidiary. Since the shut down of the FLO TV business and network on March 27, 2011, the Company has been working to sell its remaining assets and exit contracts. The 700 MHz spectrum was classified as held for sale, and all other FLO TV assets were considered disposed of, at June 26, 2011. Accordingly, the results of operations related to the FLO TV business were presented as discontinued operations at June 26, 2011 (Note 10). Share-based payments that had been included in reconciling items and QSI revenues and earnings (loss) from continuing operations before income taxes (EBT) have been adjusted to conform for all prior periods presented.

The Company evaluates the performance of its segments based on EBT from continuing operations. Segment EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. Unallocated income and charges include certain investment income (loss); certain share-based compensation; and certain research and development expenses and other selling and marketing expenses that were deemed to be not directly related to the businesses of the segments. Additionally, starting with acquisitions in the third quarter of fiscal 2011, unallocated charges include recognition of the step-up of inventories to fair value and amortization of certain intangible assets. Such charges related to acquisitions that were completed prior to the third quarter of fiscal 2011 are allocated to the respective segments. The table below presents revenues and EBT for reportable segments (in millions):

	QCT	QTL	QWI	QSI*	Reconciling Items*	Total*
For the three months ended:
June 26, 2011
Revenues	$2,194	$1,257	$164	$—	$8	$3,623
EBT	430	1,092	(13)	(30)	(205)	1,274
June 27, 2010
Revenues	$1,691	$847	$162	$—	$—	$2,700
EBT	404	673	6	60	(67)	1,076

For the nine months ended:
June 26, 2011
Revenues	$6,272	$4,061	$493	$—	$14	$10,840
EBT	1,487	3,559	(147)	(97)	(439)	4,363
June 27, 2010
Revenues	$4,835	$2,738	$456	$—	$1	$8,030
EBT	1,173	2,266	14	38	(169)	3,322
*As adjusted for discontinued operations (Note 10)
Reconciling items in the previous table were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 26, 2011	June 27, 2010*	June 26, 2011	June 27, 2010*
Revenues
Elimination of intersegment revenues	$(1)	$(1)	$(3)	$(7)
Other nonreportable segments	9	1	17	8
	$8	$—	$14	$1
EBT
Unallocated cost of equipment and services revenues	$(73)	$(10)	$(103)	$(30)
Unallocated research and development expenses	(129)	(93)	(400)	(294)
Unallocated selling, general and administrative expenses	(106)	(72)	(353)	(211)
Unallocated investment income, net	181	169	642	535
Other nonreportable segments	(78)	(61)	(225)	(166)
Intersegment eliminations	—	—	—	(3)
	$(205)	$(67)	$(439)	$(169)
*As adjusted for discontinued operations (Note 10)
Reconciling items for both the three months and nine months ended June 26, 2011 included $59 million and $18 million of unallocated cost of equipment and services revenues and unallocated selling, general and administrative expenses, respectively, related to the step-up of inventories to fair value and amortization of intangible assets resulting from the acquisition of Atheros (Note 12).
Revenues from external customers and intersegment revenues were as follows (in millions):

	QCT	QTL	QWI
For the three months ended:
June 26, 2011
Revenues from external customers	$2,193	$1,257	$164
Intersegment revenues	1	—	—
June 27, 2010
Revenues from external customers	$1,691	$847	$162
Intersegment revenues	—	—	—

For the nine months ended:
June 26, 2011
Revenues from external customers	$6,270	$4,061	$493
Intersegment revenues	2	—	—
June 27, 2010
Revenues from external customers	$4,828	$2,738	$456
Intersegment revenues	7	—	—
Segment assets are comprised of accounts receivable and inventories for all reportable segments other than QSI. QCT inventories at June 26, 2011 excluded $37 million related to the step-up of inventories to fair value resulting from the acquisition of Atheros (Note 12); such amount was included in reconciling items. QSI segment assets include certain marketable securities, notes receivable, spectrum licenses, other investments and all assets of QSI’s consolidated subsidiaries. QSI segment assets related to the discontinued FLO TV business totaled $926 million and $1.3 billion at June 26, 2011 and September 26, 2010, respectively. Reconciling items for total assets included $631 million and $384 million at June 26, 2011 and September 26, 2010, respectively, of goodwill and other assets related to the Company’s QMT division, a nonreportable segment developing display technology for mobile devices and other applications. Total segment assets also differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, goodwill, other intangible assets and assets of nonreportable segments. Segment assets and reconciling items were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 26, 2011	September 26, 2010
QCT	$1,345	$1,085
QTL	32	28
QWI	154	129
QSI	2,531	2,745
Reconciling items	31,038	26,585
Total consolidated assets	$35,100	$30,572

Note 10 — Discontinued Operations
On December 20, 2010, the Company agreed to sell substantially all of its 700 MHz spectrum for $1.9 billion, subject to the satisfaction of customary closing conditions, including approval by the U.S. Federal Communications Commission. The agreement followed the Company’s previously announced plan to restructure and evaluate strategic options related to the FLO TV business and network. The FLO TV business and network were shut down on March 27, 2011. Since then, the Company has been working to sell the remaining assets and exit contracts. The 700 MHz spectrum with a carrying value of $746 million that the Company has agreed to sell was classified as held for sale, and all other assets were considered disposed of, at June 26, 2011. Accordingly, the results of operations of the FLO TV business were presented as discontinued operations at June 26, 2011. The Company’s statements of operations for all prior periods presented have been adjusted to conform.
Summarized results from discontinued operations were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Revenues	$1	$5	$5	$9
Income (loss) from discontinued operations	1	(105)	(502)	(334)
Income tax benefit	43	40	195	134
Discontinued operations, net of income taxes	$44	$(65)	$(307)	$(200)
Income (loss) from discontinued operations includes share-based payments and excludes certain general corporate expenses allocated to the FLO TV business during the periods presented. During the third quarter of fiscal 2011, in connection with the presentation of the FLO TV business as discontinued operations and the requirement to compute the tax effect of discontinued operations on a discrete basis, the Company recorded a tax benefit of $43 million for tax benefits related to losses incurred in the first and second quarter of fiscal 2011 that were previously included in the calculation of the estimated annual effective tax rate.
The carrying amounts of the major classes of assets and liabilities of discontinued operations in the condensed consolidated balance sheet were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 26, 2011
Assets
Current assets	$8
Property, plant and equipment, net	170
Assets held for sale	746
Other assets	2
Total assets	$926
Liabilities
Trade accounts payable	$2
Payroll and other benefits related liabilities	2
Other current liabilities	88
Other noncurrent liabilities	198
Total liabilities	$290
The Company has a significant number of site leases, and the Company has corresponding capital lease assets, capital lease liabilities and asset retirement obligations (Note 8). The capital lease assets, included in property, plant and equipment, net, were considered disposed of at March 27, 2011 when the Company shut down the FLO TV business.
Restructuring and restructuring-related activities under the Company’s plan related to discontinued operations were initiated in the fourth quarter of fiscal 2010 and are expected to be substantially complete by the end of fiscal 2012 as the Company continues to negotiate the exit of certain contracts and removes certain of its equipment from the network sites. The Company estimates that it will incur future restructuring and restructuring-related charges of up to $40 million, primarily related to lease exit costs. Restructuring charges consist of lease exit and other contract termination costs and certain severance costs. Restructuring-related charges primarily consist of asset impairment and accelerated depreciation. The Company may also realize certain gains, primarily due to the potential release of liabilities associated with ongoing efforts to exit certain contracts, the amount of which cannot be reasonably estimated at this time. Future cash expenditures are expected to be in the range of $100 million to $140 million. As a result of exiting various contractual obligations on favorable terms, the Company recorded net reversals of $4 million and $8 million in restructuring charges and restructuring-related charges, respectively, during the three months ended June 26, 2011. During the nine months ended June 26, 2011, the Company recorded net restructuring charges of $58 million, including $48 million in contract termination costs, and net restructuring-related charges of $308 million, including $305 million in asset impairments and accelerated depreciation.
Changes in the restructuring accrual, which is reported as a component of other liabilities, for the nine months ended June 26, 2011 were as follows (in millions):

	Balance at September 26, 2010	Initial Costs	Adjustments to Costs	Cash Payments	Balance at June 26, 2011
Contract termination costs	$—	$63	$(2)	$(18)	$43
Other costs	—	16	(6)	(6)	4
	$—	$79	$(8)	$(24)	$47

Note 11 — Goodwill Impairment
         During the first quarter of fiscal 2011, the Firethorn division in the QWI segment introduced a new product application trademarked as SWAGG. The initial consumer adoption rate of SWAGG had fallen significantly short of the Company's expectations, and as a result, in the second quarter of fiscal 2011, the Company revised its internal forecasts to reflect lower than expected demand and reduced the Firethorn cost structure. Based on these adverse changes, in the second quarter of fiscal 2011, the Company performed a goodwill impairment test for the Firethorn division, which was determined to be a reporting unit for purposes of the goodwill impairment test. The goodwill impairment test is a two-step process. First, the Company estimated the fair value of the Firethorn reporting unit by considering both discounted future projected cash flows and prices of comparable businesses. The results of this analysis indicated that the carrying value of the reporting unit exceeded its fair value. Therefore, the Company measured the amount of impairment charge by determining the implied fair value of the goodwill as if the Firethorn reporting unit were being acquired in a business combination. The Company determined the fair value of the assets and the liabilities, primarily using a cost approach. Based on the results of the goodwill impairment test, the Company recorded a pre-tax goodwill impairment charge of $114 million in the second quarter of fiscal 2011. Subsequent to the impairment, $40 million of goodwill remained for the Firethorn reporting unit.

Note 12 — Acquisition
On May 24, 2011, the Company acquired Atheros Communications, Inc., which was renamed Qualcomm Atheros, Inc. (Atheros), for total cash consideration of $3.1 billion (net of $233 million of cash acquired) and the exchange of vested and earned unvested share-based payment awards with an estimated fair value of $106 million. Atheros sells communication chipsets to manufacturers of networking, computing and consumer electronics products. The primary objective of the acquisition is to help accelerate the expansion of the Company’s technologies and platforms to new businesses beyond cellular, including home, enterprise and carrier networking. Atheros was integrated into the QCT segment.
The allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values was as follows (in millions):

Current assets	$925
Amortizable intangible assets:
Technology-based intangible assets	692
Marketing-related intangible assets	50
Customer-related intangible assets	114
In-process research and development (IPR&D)	150
Goodwill	1,779
Other assets	75
Total assets	3,785
Liabilities	(316)
Total	$3,469
Goodwill recognized in this transaction is not deductible for tax purposes and was allocated to the QCT segment for annual impairment testing purposes. Goodwill largely consists of expected revenue synergies resulting from the combination of product portfolios, cost synergies related to reduction in headcount growth and lower manufacturing costs, assembled workforce and access to additional sales and distribution channels. The intangible assets acquired will be amortized on a straight-line basis over weighted-average useful lives of 4 years, 6 years and 3 years for technology-based, marketing-related and customer-related intangible assets, respectively. The estimated fair values of the intangible assets acquired were primarily determined using the income approach based on significant inputs that were not observable. IPR&D consists of 26 projects, primarily related to wireless local-area network and powerline communications technologies. The projects are expected to be completed over the next 3 years. The estimated remaining costs to complete the IPR&D projects were $36 million as of the acquisition date. The acquired IPR&D will not be amortized until completion of the related products as it was determined that the underlying projects had not reached technological feasibility at the date of acquisition. Upon completion, each IPR&D project will be amortized over its useful life; useful lives for IPR&D are expected to range between 2 years and 6 years. Acquisition costs related to the merger of $23 million were recognized as selling, general and administrative expenses as incurred in fiscal 2011. The Company’s results of operations for the three months ended June 26, 2011 included the operating results of Atheros since the date of acquisition, the amounts of which were not material.
The following table presents the unaudited pro forma results for the nine months ended June 26, 2011 and June 27, 2010. The unaudited pro forma financial information combines the results of operations of QUALCOMM and Atheros as though the companies had been combined as of the beginning of fiscal 2010, and the pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such times. The unaudited pro forma results presented include amortization charges for acquired intangible assets, eliminations of intercompany transactions, adjustments for increased fair value of acquired inventory, adjustments for incremental stock-based compensation expense related to the unearned portion of Atheros stock options and restricted stock units assumed, adjustments for depreciation expense for property, plant and equipment and related tax effects.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended
	June 26, 2011	June 27, 2010
	(In millions)
Revenues	$11,467	$8,868
Net income attributable to QUALCOMM	3,168	2,089

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
Overview
Recent Developments
Revenues for the third quarter of fiscal 2011 were $3.6 billion, with net income of $1.0 billion, which were impacted by the following key items:

•
We shipped approximately 120 million Mobile Station Modem (MSM) integrated circuits for CDMA- and OFDMA-based wireless devices, an increase of 17% compared to approximately 103 million MSM integrated circuits in the year ago quarter. (1)

•	Total reported device sales were approximately $36.4 billion, an increase of approximately 44% compared to approximately $25.2 billion in the year ago quarter. (2)

•
On May 24, 2011, we acquired Atheros Communications, Inc., which was renamed Qualcomm Atheros, Inc. (Atheros), for total cash consideration of $3.1 billion, net of cash acquired, and the exchange of equity awards. Atheros was integrated into the Qualcomm CDMA Technologies (QCT) segment.

•	Our results of operations reflect the presentation of the FLO TV business as discontinued operations, and all prior period amounts have been adjusted accordingly.
Against this backdrop, the following recent developments occurred during the third quarter of fiscal 2011 with respect to key elements of our business or our industry:

•	Worldwide wireless subscriptions grew by approximately 3% to reach approximately 5.7 billion. (3)

•
Worldwide 3G subscriptions (all CDMA-based) grew to approximately 1.4 billion, approximately 24% of total wireless subscriptions, including approximately 534 million CDMA2000 1X/1xEV-DO subscriptions and approximately 865 million WCDMA/HSPA/TD-SCDMA subscriptions. (3)

•	Unit shipments of CDMA-based handsets grew an estimated 28% over the prior year quarter, compared to an estimated increase of 19% across all wireless technologies. (4)

(1)
During the third quarter of fiscal 2011, some customers built devices that incorporated two MSMs. In such cases, which represent less than 1% of our gross volume, we count only one MSM in reporting the MSM shipments.

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

(3)
According to Wireless Intelligence estimates as of July 18, 2011, for the quarter ending June 30, 2011. Wireless Intelligence estimates for CDMA2000 1X/1xEV-DO subscribers do not include Wireless Local Loop.

(4)	Based on current reports by Strategy Analytics, a global research and consulting firm, in their May 2011 Global Handset Market Share Update.

Our Business and Operating Segments
We design, manufacture, have manufactured on our behalf and market communications products and services based on CDMA, OFDMA and other technologies. We derive revenues principally from sales of integrated circuit products, license fees and royalties for use of our intellectual property, messaging and other services and related hardware sales, software development and licensing and related services and software hosting services. Operating expenses primarily consist of cost of equipment and services, research and development and selling, general and administrative expenses.
We conduct business primarily through four reportable segments. These segments are: Qualcomm CDMA Technologies, or QCT; Qualcomm Technology Licensing, or QTL; Qualcomm Wireless & Internet, or QWI; and Qualcomm Strategic Initiatives, or QSI.

QCT is a leading developer and supplier of integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products. QCT’s integrated circuit products and system software are sold to or licensed to manufacturers that use our products in wireless devices, particularly mobile phones, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, data cards and infrastructure equipment, and in wired devices, particularly broadband gateway equipment, desktop computers, televisions and Blu-ray players. The MSM integrated circuits, including the Mobile Data Modem, Qualcomm Single Chip and Qualcomm Snapdragon, for wireless devices perform voice and data communications, application processing, multimedia and global positioning functions. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. QCT revenues comprised 61% and 63% of total consolidated revenues in the third quarter of fiscal 2011 and 2010, respectively, and 58% and 60% of total consolidated revenues for the first nine months of fiscal 2011 and 2010, respectively.
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
QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives. QTL receives license fees as well as ongoing royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Ongoing royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of licensed products, net of certain permissible deductions (e.g., certain shipping costs, packing costs, VAT, etc.). QTL revenues comprised 35% and 31% of total consolidated revenues in the third quarter of fiscal 2011 and 2010, respectively, and 37% and 34% of total consolidated revenues for the first nine months of fiscal 2011 and 2010, respectively. The vast majority of such revenues were generated through our licensees’ sales of cdmaOne, CDMA2000 and WCDMA subscriber equipment products.
QWI, which includes Qualcomm Enterprise Services (QES), Qualcomm Internet Services (QIS), Qualcomm Government Technologies (QGOV) and Firethorn, generates revenues primarily through mobile information products and services and software and software development aimed at support and delivery of wireless applications. QES sells equipment, software and services used by transportation and other companies to connect wirelessly with their assets and workforce. Through June 2011, QES has shipped approximately 1,491,000 terrestrial-based and satellite-based mobile information units. QIS provides content enablement services for the wireless industry, including Brew, the Plaza suite and other services. QIS also provides QChat push-to-talk, QPoint and other products for wireless network operators. QGOV provides development, hardware and analytical expertise involving wireless communications technologies to United States government agencies. Firethorn builds and manages software applications that enable mobile commerce services. QWI revenues comprised 5% and 6% of total consolidated revenues in the third quarter of fiscal 2011 and 2010, and 5% and 6% of total consolidated revenues for the first nine months of fiscal 2011 and 2010, respectively.
QSI makes strategic investments that we believe will open new opportunities for CDMA- and OFDMA-based technologies, support the design and introduction of new CDMA and OFDMA products and services for wireless voice and internet data communications or possess unique capabilities or technology. Many of these strategic investments are in early-stage companies and in wireless spectrum, such as the BWA spectrum won in the auction in India. QSI also includes FLO TV Incorporated (FLO TV), our wholly-owned wireless multimedia operator subsidiary, which is presented as discontinued operations. Since the shut down of the FLO TV business and network on March 27, 2011, we have been working to sell our remaining assets and exit contracts. On December 20, 2010, we announced that we have agreed to sell substantially all of our 700 MHz spectrum for $1.9 billion, subject to the satisfaction of customary closing conditions, including approval by the U.S. Federal Communications Commission.
Nonreportable segments include: the Qualcomm MEMS Technologies division, which continues to develop an interferometric modulator (IMOD) display technology based on micro-electro-mechanical-system (MEMS) structure combined with thin film optics; and other product initiatives. The MediaFLO Technologies business is no longer being pursued.
Discontinued Operations

On December 20, 2010, we agreed to sell substantially all of our 700 MHz spectrum for $1.9 billion, subject to the satisfaction of customary closing conditions, including approval by the U.S. Federal Communications Commission. The agreement followed our previously announced plan to restructure and evaluate strategic options related to the FLO TV business and network. The FLO TV business and network were shut down on March 27, 2011. Since then, we have been working to sell the remaining assets and exit contracts. The 700 MHz spectrum with a carrying value of $746 million that we have agreed to sell was classified as held for sale, and all other assets were considered disposed of, at June 26, 2011. Accordingly, the results of operations of the FLO TV business were presented as discontinued operations at June 26, 2011. Our statements of operations for all prior periods have been adjusted to conform.
Summarized results from discontinued operations were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Revenues	$1	$5	$5	$9
Income (loss) from discontinued operations	1	(105)	(502)	(334)
Income tax benefit	43	40	195	134
Discontinued operations, net of income taxes	$44	$(65)	$(307)	$(200)
Income from discontinued operations includes share-based payments and excludes certain general corporate expenses allocated to the FLO TV business during the periods presented. During the third quarter of fiscal 2011, in connection with the presentation of the FLO TV business as discontinued operations and the requirement to compute the tax effect of discontinued operations on a discrete basis, we recorded a tax benefit of $43 million for tax benefits related to losses incurred in the first and second quarter of fiscal 2011 that were previously included in the calculation of the estimated annual effective tax rate.
Restructuring and restructuring-related activities under our plan related to discontinued operations were initiated in the fourth quarter of fiscal 2010 and are expected to be substantially complete by the end of fiscal 2012 as we continue to negotiate the exit of certain contracts and remove certain of our equipment from the network sites. We estimate that we will incur future restructuring and restructuring-related charges of up to $40 million, primarily related to lease exit costs. Restructuring charges consist of lease exit and other contract termination costs and certain severance costs. Restructuring-related charges primarily consist of asset impairment and accelerated depreciation. We may also realize certain gains, primarily due to the potential release of liabilities associated with ongoing efforts to exit certain contracts, the amount of which cannot be reasonably estimated at this time. Future cash expenditures are expected to be in the range of $100 million to $140 million. As a result of exiting various contractual obligations on favorable terms, the Company recorded net reversals of $4 million and $8 million in restructuring charges and restructuring-related charges, respectively, during the three months ended June 26, 2011. During the nine months ended June 26, 2011, the Company recorded net restructuring charges of $58 million, including $48 million in contract termination costs, and net restructuring-related charges of $308 million, including $305 million in asset impairments and accelerated depreciation.
Looking Forward
The deployment of 3G networks enables increased voice capacity and higher data rates than prior generation networks, thereby supporting more minutes of use and a wide range of mobile broadband data applications for handsets, 3G connected computing devices and other consumer electronics. Many wireless operators have or are planning to complement their existing 3G networks by deploying OFDMA-based technology, often called 4G, in new spectrum to gain additional capacity for data services. As a result, we expect continued growth in the coming years in consumer demand for 3G and 3G/4G multimode products and services around the world. In addition, we expect an increasing number of devices, such as computers, consumer electronics and networking equipment, to require multiple communications technologies to support a variety of connected applications.
As we look forward to the next several months, the following items are likely to have an impact on our business:

•	The worldwide transition to 3G CDMA-based networks is expected to continue, including the further expansion of 3G in China, India and other emerging regions.

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

•
We continue to invest in the evolution of CDMA and a broad range of other technologies, such as LTE, WLAN, our IMOD display technology and our Snapdragon platform, as part of our vision to enable a wide range of products and technologies.

•
We have agreed to sell substantially all of our 700 MHz spectrum for $1.9 billion, subject to the satisfaction of customary closing conditions, including approval from the U.S. Federal Communications Commission. If the closing conditions are met, we expect to recognize a gain in discontinued operations of $1.2 billion.

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
Third Quarter of Fiscal 2011 Compared to Third Quarter of Fiscal 2010
     Revenues. Total revenues for the third quarter of fiscal 2011 were $3.62 billion, compared to $2.70 billion for the third quarter of fiscal 2010. Revenues from sales of equipment and services for the third quarter of fiscal 2011 were $2.30 billion, compared to $1.77 billion for the third quarter of fiscal 2010. The increase in revenues from sales of equipment and services was primarily due to a $512 million increase in QCT equipment and services revenues. Revenues from licensing and royalty fees for the third quarter of fiscal 2011 were $1.33 billion, compared to $934 million for the third quarter of fiscal 2010. The increase in revenues from licensing and royalty fees was primarily due to a $410 million increase in QTL revenues.
     Cost of Equipment and Services. Cost of equipment and services revenues for the third quarter of fiscal 2011 was $1.28 billion, compared to $852 million for the third quarter of fiscal 2010. Cost of equipment and services revenues as a percentage of equipment and services revenues was 56% for the third quarter of fiscal 2011, compared to 48% for the third quarter of fiscal 2010. The decrease in margin percentage in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 was primarily attributable to a decrease in QCT gross margin percentage and the effect of $59 million in charges from the recognition of the step-up of inventories to fair value and amortization of intangible assets related to the acquisition of Atheros in the third quarter of fiscal 2011. Cost of equipment and services in the third quarter of fiscal 2011 included $14 million in share-based compensation, compared to $10 million in the third quarter of fiscal 2010. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future quarters depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.
     Research and Development Expenses. Research and development expenses for the third quarter of fiscal 2011 were $757 million or 21% of revenues, compared to $623 million or 23% of revenues for the third quarter of fiscal 2010. The dollar increase was primarily attributable to a $114 million increase in costs related to the development of integrated circuit products, next generation technologies and other initiatives to support the acceleration of advanced wireless products and services, including lower-cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third-party operating systems and services platforms. The percentage decrease was primarily attributable to the 34% increase in revenues relative to the 22% increase in costs. Research and development expenses for the third quarter of fiscal 2011 included share-based compensation of $95 million, compared to $72 million in the third quarter of fiscal 2010.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of fiscal 2011were $475 million or 13% of revenues, compared to $332 million or 12% of revenues for the third quarter of fiscal 2010. Selling, general and administrative expenses for the third quarter of fiscal 2010 included a $62 million gain on the sale of our Australia spectrum license. The remaining dollar increase was primarily attributable to a $31 million increase in employee-related expenses and $18 million in amortization of intangible assets related to the acquisition of Atheros in the third quarter of fiscal 2011. Selling, general and administrative expenses for the third quarter of fiscal 2011 included share-based compensation of $84 million, compared to $63 million in the third quarter of fiscal 2010.
       Net Investment Income. Net investment income was $161 million for the third quarter of fiscal 2011, compared to $183 million for the third quarter of fiscal 2010. The net decrease was comprised as follows (in millions):

	Three Months Ended
	June 26, 2011	June 27, 2010	Change
Interest and dividend income:
Corporate and other segments	$117	$127	$(10)
QSI	10	4	6
Interest expense	(29)	(10)	(19)
Net realized gains on investments:
Corporate and other segments	73	78	(5)
QSI	—	14	(14)
Net impairment losses on investments:
Corporate and other segments	(5)	(28)	23
QSI	(5)	(1)	(4)
Losses on derivative instruments	—	(2)	2
Equity in earnings of investees	—	1	(1)
	$161	$183	$(22)
The increase in interest expense is primarily attributable to the bank loans related to the BWA spectrum purchased in the India auction in June 2010.
 Income Tax Expense. Income tax expense from continuing operations was $289 million for the third quarter of fiscal 2011, compared to $244 million for the third quarter of fiscal 2010. The effective tax rates for the third quarter of fiscal 2011 and the third quarter of fiscal 2010 were 23%.
First Nine Months of Fiscal 2011 Compared to First Nine Months of Fiscal 2010
Revenues. Total revenues for the first nine months of fiscal 2011 were $10.84 billion, compared to $8.03 billion for the first nine months of fiscal 2010. Revenues from sales of equipment and services for the first nine months of fiscal 2011 were $6.55 billion, compared to $5.02 billion for the first nine months of fiscal 2010. The increase in revenues from sales of equipment and services was primarily due to a $1.46 billion increase in QCT equipment and services revenues. Revenues from licensing and royalty fees for the first nine months of fiscal 2011 were $4.29 billion, compared to $3.01 billion for the first nine months of fiscal 2010. The increase in revenues from licensing and royalty fees was primarily due to a $1.32 billion increase in QTL revenues.
Cost of Equipment and Services. Cost of equipment and services revenues for the first nine months of fiscal 2011 was $3.38 billion, compared to $2.38 billion for the first nine months of fiscal 2010. Cost of equipment and services revenues as a percentage of equipment and services revenues was 52% for the first nine months of fiscal 2011, compared to 47% for the first nine months of fiscal 2010. The decrease in margin percentage in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 was primarily attributable to a decrease in QCT gross margin percentage and the effect of $59 million in charges from the recognition of the step-up of inventories to fair value and amortization of intangible assets related to the acquisition of Atheros in the third quarter of fiscal 2011. Cost of equipment and services revenues in the first nine months of fiscal 2011 included $44 million in share-based compensation, compared to $30 million in the first nine months of fiscal 2010.
Research and Development Expenses. Research and development expenses for the first nine months of fiscal 2011 were $2.14 billion or 20% of revenues, compared to $1.82 billion or 23% of revenues for the first nine months of fiscal 2010. The dollar increase was primarily attributable to a $245 million increase in costs related to the development of integrated circuit products, next generation technologies and other initiatives to support the acceleration of advanced wireless products and services, including lower-cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third-party operating systems and services platforms. The percentage decrease was primarily attributable to the 35% increase in revenues relative to the 18% increase in costs. Research and development expenses in the first nine months of fiscal 2011 included share-based compensation of $277 million, compared to $216 million in the first nine months of fiscal 2010.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first nine months of fiscal 2011 were $1.41 billion or 13% of revenues, compared to $1.06 billion or 13% of revenues for the first nine months of fiscal 2010. Selling, general and administrative expenses for the first nine months of fiscal 2010 included a $62 million gain on the sale of our Australia spectrum license. The remaining dollar increase was primarily attributable to a $104 million increase in employee-related expenses, a $54 million increase in charitable contributions, primarily resulting from the establishment of the Qualcomm Charitable Foundation in the second quarter of fiscal 2011, a $36 million increase in patent-related costs and other professional fees, a $25 million increase in depreciation and amortization expense, primarily attributable to the acquisition of Atheros, and a $17 million increase in outside services. Selling, general and administrative expenses in the first nine months of fiscal 2011 included share-based compensation of $240 million, compared to $195 million in the first nine months of fiscal 2010.
Goodwill Impairment. Operating expenses for the first nine months of fiscal 2011 included a $114 million goodwill impairment charge related to our Firethorn division due to the operating performance of a new product application falling significantly short of expectations.
Net Investment Income. Net investment income was $574 million for the first nine months of fiscal 2011, compared to $552 million for the first nine months of fiscal 2010. The net increase was comprised as follows (in millions):

	Nine Months Ended
	June 26, 2011	June 27, 2010	Change
Interest and dividend income:
Corporate and other segments	$369	$401	$(32)
QSI	15	4	11
Interest expense	(84)	(19)	(65)
Net realized gains on investments:
Corporate and other segments	303	249	54
QSI	1	25	(24)
Net impairment losses on investments:
Corporate and other segments	(16)	(94)	78
QSI	(10)	(8)	(2)
Gains (losses) on derivative instruments	1	(3)	4
Equity in losses of investees	(5)	(3)	(2)
	$574	$552	$22
    During the first nine months of fiscal 2011, we recorded lower impairment losses and higher net realized gains on marketable securities as compared to the first nine months of fiscal 2010 due to improvements in financial market conditions. The increase in interest expense is primarily attributable to the bank loans related to the BWA spectrum purchased in the India auction in June 2010.
Income Tax Expense. Income tax expense from continuing operations was $862 million for the first nine months of fiscal 2011, compared to $740 million for the first nine months of fiscal 2010. The effective tax rate for continuing operations for the first nine months of fiscal 2011 was 20%, compared to 22% for the first nine months of fiscal 2010. During the first quarter of fiscal 2011, the United States government extended the federal research and development tax credit to include qualified research expenditures paid or incurred after December 31, 2009 and before January 1, 2012. We recorded a tax benefit of $32 million related to fiscal 2010 in the first quarter of fiscal 2011 from the retroactive extension of this credit. The annual effective tax rate for fiscal 2010 included tax expense of approximately $137 million that arose because certain deferred revenue was taxable in fiscal 2010, but the resulting deferred tax asset will reverse in future years when our state tax rate will be lower as a result of California tax legislation enacted in 2009.
The estimated annual effective tax rate for fiscal 2011 of 20% is less than the United States federal statutory rate primarily due to benefits of approximately 18% related to foreign earnings taxed at less than the United States federal rate and benefits of approximately 2% related to the research and development tax credit, partially offset by state taxes of approximately 5%. The prior fiscal year rate was lower than the United States federal statutory rate primarily due to benefits related to foreign earnings taxed at less than the United States federal rate, partially offset by state taxes and tax expense related to the valuation of deferred tax assets to reflect changes in California law.
Our Segment Results for the Third Quarter of Fiscal 2011 Compared to the Third Quarter of Fiscal 2010
The following should be read in conjunction with the third quarter financial results of fiscal 2011 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements, Note 9 - Segment Information.”
QCT Segment. QCT revenues for the third quarter of fiscal 2011 were $2.19 billion, compared to $1.69 billion for the third quarter of fiscal 2010. Equipment and services revenues, mostly related to sales of MSM and accompanying RF and PM integrated circuits, were $2.15 billion for the third quarter of fiscal 2011, compared to $1.64 billion for the third quarter of fiscal 2010. The increase in equipment and services revenues resulted primarily from a $271 million increase related to higher unit shipments, a $100 million increase related to the net effects of changes in product mix and lower average selling prices of such products and a $95 million increase related to sales of connectivity products, primarily resulting from the acquisition of Atheros. Approximately 120 million MSM integrated circuits were sold during the third quarter of fiscal 2011, compared to approximately 103 million for the third quarter of fiscal 2010. (1)
 QCT earnings before taxes for the third quarter of fiscal 2011 were $430 million, compared to $404 million for the third quarter of fiscal 2010. QCT operating income as a percentage of revenues (operating margin percentage) was 20% in the third quarter of fiscal 2011, compared to 24% in the third quarter of fiscal 2010. The increase in QCT earnings before taxes was primarily attributable to the increase in QCT revenues, partially offset by a $107 million increase in research and development expenses and a $42 million increase in selling, general and administrative expenses. The decrease in operating margin percentage was primarily due to a decrease in gross margin percentage, partially offset by a higher increase in QCT revenues relative to the increase in research and development expenses. QCT gross margin percentage decreased as a result of the net effects of lower average selling prices, unfavorable product mix and higher product support costs, partially offset by a decrease in average unit costs. Starting with acquisitions in the third quarter of fiscal 2011, expenses related to the step-up of acquired inventories to fair value and acquired intangible assets are not allocated to our operating segments. Such expenses related to the acquisition of Atheros that were not included in QCT’s earnings before taxes were $77 million in the third quarter of fiscal 2011.
QTL Segment. QTL revenues for the third quarter of fiscal 2011 were $1.26 billion, compared to $847 million for the third quarter of fiscal 2010. The $410 million increase in revenues was primarily due to an increase in sales of CDMA-based devices by licensees and higher average royalties per unit of CDMA-based devices. QTL earnings before taxes for the third quarter of fiscal 2011 were $1.09 billion, compared to $673 million for the third quarter of fiscal 2010. QTL operating margin percentage was 87% in the third quarter of fiscal 2011, compared to 80% in the third quarter of fiscal 2010. The increases in QTL earnings before taxes and operating margin percentage were attributable to the 48% increase in QTL revenues.
QWI Segment. QWI revenues for the third quarter of fiscal 2011 were $164 million, compared to $162 million for the third quarter of fiscal 2010. QWI loss before taxes for the third quarter of fiscal 2011 was $13 million, compared to earnings before taxes of $6 million for the third quarter of fiscal 2010. QWI operating margin percentage was negative in the third quarter of fiscal 2011, principally due to the operating losses of our QIS and Firethorn divisions, compared to a 2% operating margin in the third quarter of 2010.
QSI Segment. QSI loss before taxes from continuing operations for the third quarter of fiscal 2011 was $30 million, compared to earnings before taxes from continuing operations of $60 million for the third quarter of fiscal 2010. QSI earnings before taxes from continuing operations for the third quarter of fiscal 2010 included a $62 million gain on the sale of our Australia spectrum license. The remaining $28 million increase in QSI loss before taxes from continuing operations for the third quarter of fiscal 2011 was primarily due to a $21 million increase in interest expense attributable to the loans related to the BWA spectrum won in the India auction in June 2010.
Our Segment Results for the First Nine Months of Fiscal 2011 Compared to the First Nine Months of Fiscal 2010
The following should be read in conjunction with the first nine months financial results of fiscal 2011 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements, Note 9 - Segment Information.”
QCT Segment. QCT revenues for the first nine months of fiscal 2011 were $6.27 billion, compared to $4.84 billion for the first nine months of fiscal 2010. Equipment and services revenues, mostly related to sales of MSM and accompanying RF and PM integrated circuits, were $6.12 billion for the first nine months of fiscal 2011, compared to $4.66 billion for the first nine months of fiscal 2010. The increase in equipment and services revenues resulted primarily from a $1.10 billion increase related to higher unit shipments, a $225 million increase related to the net effects of changes in product mix and lower average selling prices of such products and a $102 million increase related to sales of connectivity products, primarily resulting from the acquisition of Atheros. Approximately 356 million MSM integrated circuits were sold during the first nine months of fiscal 2011, compared to approximately 288 million for the first nine months of fiscal 2010. (1)
QCT earnings before taxes for the first nine months of fiscal 2011 were $1.49 billion, compared to $1.17 billion for the first nine months of fiscal 2010. QCT operating income as a percentage of revenues (operating margin percentage) was 24% in both the first nine months of fiscal 2011 and 2010. The increase in QCT earnings before taxes was primarily attributable to the increase in QCT revenues, partially offset by a $209 million increase in research and development expenses and a $99 million increase in selling, general and administrative expenses.
QCT inventories increased by 37% to $659 million in the first nine months of fiscal 2011 from $481 million at September 26, 2010 primarily due to the addition of inventories from the acquisition of Atheros, excluding the amount of step-up to fair value, and an increase in finished goods related to the timing of inventory builds and changes in product mix. The step-up to fair value in Atheros inventory of $37 million at June 26, 2011 is an unallocated corporate asset that is not included in QCT inventories.

QTL Segment. QTL revenues for the first nine months of fiscal 2011 were $4.06 billion, compared to $2.74 billion for the first nine months of fiscal 2010. During the second quarter of fiscal 2011, we entered into agreements with two licensees to settle ongoing disputes, including the arbitration proceeding with Panasonic, and recorded $401 million in revenues related to prior quarters. The remaining $922 million increase in revenues during the first nine months of fiscal 2011 was primarily due to an increase in sales of CDMA-based devices by licensees and higher average royalties per unit of CDMA-based devices, partially offset by the effect of $71 million that was included in QTL revenues in the first nine months of fiscal 2010 but was attributable to fiscal 2009. The $71 million had not been previously recognized in fiscal 2009 due to discussions regarding a license agreement that was signed in the first quarter of fiscal 2010. QTL earnings before taxes for the first nine months of fiscal 2011 were $3.56 billion, compared to $2.27 billion for the first nine months of fiscal 2010. QTL operating margin percentage was 88% in the first nine months of fiscal 2011, compared to 83% in the first nine months of fiscal 2010. The increases in QTL earnings before taxes and operating margin percentage were attributable to the 48% increase in QTL revenues, partially offset by a 7% increase in QTL operating expenses.
QWI Segment. QWI revenues for the first nine months of fiscal 2011 were $493 million, compared to $456 million for the first nine months of fiscal 2010. Revenues increased primarily due to a $33 million increase in QES equipment and services revenues resulting from higher unit shipments of our asset-tracking products. QWI loss before taxes for the first nine months of fiscal 2011 was $147 million, compared to earnings before taxes of $14 million for the first nine months of fiscal 2010. QWI operating margin percentage was negative in the first nine months of fiscal 2011, compared to a 1% operating margin in the first nine months of fiscal 2010. The decreases in QWI earnings before taxes and operating margin percentage were primarily attributable to $120 million in impairment charges related to certain assets of our Firethorn division, including $114 million in goodwill impairment, and the operating loss of our QIS division.
QSI Segment. QSI loss before taxes from continuing operations for the first nine months of fiscal 2011 was $97 million, compared to earnings before taxes from continuing operations of $38 million for the first nine months of fiscal 2010. QSI earnings before taxes from continuing operations for the first nine months of fiscal 2010 included a $62 million gain on the sale of our Australia spectrum license. The remaining $73 million increase in QSI loss before taxes from continuing operations for the first nine months of fiscal 2011 was primarily due to a $67 million increase in interest expense attributable to the loans related to the BWA spectrum won in the India auction in June 2010.
(1)    During the first nine months of fiscal 2011, some customers built devices that incorporated two MSMs. In such cases, which represent less than 1% of our gross volume, we count only one MSM in reporting the MSM shipments.

Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $20.2 billion at June 26, 2011, an increase of $1.8 billion from September 26, 2010. This increase was primarily due to cash provided by operating activities of $3.1 billion and proceeds from the issuance of common stock under our equity compensation plans of $2.4 billion, partially offset by cash used to acquire Atheros of $3.1 billion, net of cash acquired. Our cash, cash equivalents and marketable securities at June 26, 2011 consisted of $5.6 billion held domestically and $14.6 billion held by foreign subsidiaries. Due to tax and accounting considerations, we derive liquidity for operations primarily from domestic cash flow and investments held domestically.
At June 26, 2011, approximately $1.7 billion remained authorized for repurchase under our stock repurchase program. The stock repurchase program has no expiration date. While we did not repurchase any of our common stock during the first nine months of fiscal 2011, we continue to evaluate repurchases under this program subject to capital availability and periodic determinations that such repurchases are in the best interest of our stockholders.
We paid cash dividends totaling $360 million, or $0.215 per share on June 24, 2011. On July 13, 2011, we announced a cash dividend per share of $0.215 per share on our common stock, payable on September 23, 2011 to stockholders of record as of August 26, 2011. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders.
Accounts receivable increased 16% during the third quarter of fiscal 2011. Days sales outstanding, on a consolidated basis, were 20 days at June 26, 2011 compared to 17 days at March 27, 2011. The increase in accounts receivable was primarily due to the accounts receivable relating to Atheros, which were acquired in the third quarter of fiscal 2011. The increase in the days sales outstanding was primarily due to the effect of the decrease in QTL revenues in the third quarter of fiscal 2011 as compared to the second quarter.
We believe our current cash and cash equivalents, marketable securities and our expected cash flow generated from operations will provide us with flexibility and satisfy our working and other capital requirements over the next fiscal year and beyond based on our current business plans.

•	Our research and development expenditures were $2.1 billion in the first nine months of fiscal 2011 and $2.5 billion in fiscal 2010, and we expect to continue to invest heavily in research and development for new technologies, applications and services for the wireless industry.

•
Capital expenditures were $400 million in the first nine months of fiscal 2011 and $426 million in fiscal 2010. We anticipate that capital expenditures will be higher in fiscal 2011 as compared to fiscal 2010, excluding the fiscal 2010 $1.1 billion advance payment on the BWA spectrum in India, primarily due to estimated capital expenditures of $400 million in fiscal 2011 related to the construction of a new manufacturing facility in Taiwan for our QMT division. The estimated cost for the initial phase of the facility of $975 million is expected to be funded using cash held by foreign subsidiaries, and the facility is expected to be operational in fiscal 2012. Future capital expenditures may also be impacted by transactions that are currently not forecasted.

•	Our purchase obligations for the third quarter of fiscal 2011, some of which relate to research and development activities and capital expenditures, totaled $1.5 billion at June 26, 2011.

•
The acquisition of Atheros was more significant than others we have made in the past. We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly, to open new opportunities for our technologies, obtain development resources, grow our patent portfolio or pursue new business.

•
The $1.1 billion in loans related to the BWA spectrum purchase in India bear interest at an annual rate of 9.75% that is based on the highest base rate among the bank lenders, which is reset quarterly, plus 0.25% with interest payments due monthly and are due and payable in full in December 2012. However, each lender has the right to demand prepayment of its portion of the outstanding loans on December 15, 2011 subject to sufficient prior written notice. As a result, the loans are classified as a component of current liabilities.

Contractual Obligations/Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. Our consolidated balance sheet at June 26, 2011 includes an aggregate of $1.1 billion in loans that are payable in full in Indian rupees in December 2012. We have no material off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).
Additional information regarding our financial commitments at June 26, 2011 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 6 — Income Taxes,” “Note 8 — Commitments and Contingencies,” “Note 10 — Discontinued Operations” and “Note 12 — Acquisitions.”
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
Risks Related to Our Businesses
Our revenues are dependent on the commercial deployment of technologies based on CDMA, OFDMA and other technologies and upgrades of 3G and 3G/4G multimode wireless communications equipment, products and services based on these technologies.
We develop, patent and commercialize technology based on CDMA, OFDMA and other technologies. Our revenues are dependent upon the commercial deployment of these technologies and upgrades of 3G and 3G/4G multimode wireless communications equipment, products and services based on these technologies. Our business may be harmed, and our investments in these technologies may not provide us an adequate return if:

•	wireless operators delay 3G and/or 3G/4G multimode deployments, expansions or upgrades;

•	LTE, an OFDMA-based wireless standard, is not widely deployed or commercial deployment is delayed; or

•	wireless operators and other industries using these technologies deploy other technologies.
Our business is dependent on our ability to increase our market share and to continue to drive the adoption of our products and services into 3G, 3G/4G multimode and 4G wireless device markets. We are also dependent on the success of our customers, licensees and CDMA- and OFDMA-based wireless operators and other industries using our technologies, as well as the timing of their deployment of new services, and they may incur lower gross margins on products or services based on these technologies than on products using alternative technologies as a result of greater competition or other factors. If commercial deployment of these technologies and upgrades to 3G, 3G/4G multimode or 4G wireless communications equipment, products and services based on these technologies do not continue or are delayed, our revenues could be negatively impacted, and our business could suffer.
Our revenues can be impacted by the deployment of other technologies in place of technologies based on CDMA, OFDMA and their derivatives or by the need to extend certain existing license agreements to cover additional later patents.
Although we own a very strong portfolio of issued and pending patents related to GSM, GPRS, EDGE, OFDM, OFDMA, WLAN and/or Multiple Input, Multiple Output (MIMO) technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing income as our CDMA portfolio licensing program. Many wireless operators are investigating or have selected LTE (or to a lesser extent WiMax) as next-generation technologies for deployment in existing or future spectrum bands as complementary to their existing CDMA-based networks. Although we believe that our patented technology is essential and useful to implementation of the LTE and WiMax industry standards and have granted royalty-bearing licenses to 12 companies to make and sell products implementing those standards but not implementing 3G standards, we might not achieve the same royalty revenues on such LTE or WiMax products as on CDMA-based or multimode CDMA/OFDMA-based products.
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
Global economic conditions that impact the communications industry could negatively affect the demand for our products and our customers’ products, which may negatively affect our revenues.
Despite the improvements in market conditions, a future decline in global economic conditions, particularly in geographic regions with high customer concentrations, could have adverse, wide-ranging effects on demand for our products and for the products of our customers, particularly wireless communications equipment manufacturers or others in the wireless industry who buy their products, such as wireless operators. Other unexpected negative events may have adverse effects on the economy, on demand for wireless device products or on wireless device inventories at equipment manufacturers and held by their customers. In addition, our direct and indirect customers’ ability to purchase or pay for our products and services, obtain financing and upgrade wireless networks could be adversely affected by economic conditions, leading to cancellation or delay of orders for our products.
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
Our industry is subject to rapid technological change, and we must make substantial investments in new products, services and technologies to compete successfully. New technological innovations generally require a substantial investment before they are commercially viable. We intend to continue to make substantial investments in developing new products and technologies, and it is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues. Our products, services and technologies face significant competition, and we cannot assure you that the revenues generated or the timing of their deployment, which may be dependent on the actions of others, will meet our expectations. Competition in the communications industry is affected by various factors that include, among others: evolving industry standards, evolving methods of transmission for voice and data communications; networking; value-added features that drive replacement rates and selling prices; scalability and the ability of the system technology to meet customers’ immediate and future network requirements.
Our future success will depend on, among other factors, our ability to:

•	continue to keep pace with technological developments;

•	drive adoption of our integrated circuit products across a broad spectrum of devices sold by our customers and licensees;

•	develop and introduce new products, services, technologies and enhancements on a timely basis;

•	effectively develop and commercialize turnkey, integrated product offerings that incorporate our integrated circuits, software, user interface and applications;

•	become a preferred partner for operating system platforms, such as Android and Windows Mobile;

•	focus our service businesses on key platforms that create standalone value or contribute to the success of our other businesses; and

•	succeed in significant foreign markets, such as China, India and Europe.
Companies that promote WWAN (wireless wide area network) technologies that are neither CDMA- nor OFDMA-based (e.g., GSM) and companies that design integrated circuits based on CDMA, OFDMA or their derivatives are generally competitors or potential competitors. Examples (some of whom are strategic partners of ours in other areas) include Broadcom, CSR plc, Freescale, Fujitsu, Intel, Lantiq, Marvell Technology, Mediatek, nVidia, RaLink Technology Corporation, Renesas Electronics, Spreadtrum Communications, ST-Ericsson (a joint venture between Ericsson Mobile Platforms and ST-NXP Wireless), Texas Instruments and VIA Telecom. Many of these current and potential competitors have advantages over us that include, among others: motivation by our customers in certain circumstances to find alternate suppliers; government support of other technologies; and more extensive relationships with indigenous distribution and original equipment manufacturer (OEM) companies in developing territories (e.g., China).
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
Competition may reduce average selling prices for our chipset products and the products of our customers and licensees. Reductions in the average selling prices of our licensees’ products, unless offset by an increase in volumes, generally result in reduced royalties payable to us. We anticipate that additional competitors will enter our markets as a result of growth opportunities in wireless communications, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in selected segments of the industry.
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
A small number of companies, in the past, have initiated various strategies in an attempt to renegotiate, mitigate and/or eliminate their need to pay royalties to us for the use of our intellectual property in order to negatively affect our business model and that of our other licensees. These strategies have included (i) litigation, often alleging infringement of patents held by such companies, patent misuse, patent exhaustion and patent and license unenforceability, or some form of unfair competition, (ii) taking positions contrary to our understanding of their contracts with us, (iii) appeals to governmental authorities, (iv) collective action, including working with operators, standards bodies, other like-minded companies and other organizations, on both formal and informal bases, to adopt intellectual property policies and practices that could have the effect of limiting returns on intellectual property innovations, and (v) lobbying with governmental regulators and elected officials for the purpose of seeking the imposition of some form of compulsory licensing and/or to weaken a patent holder’s ability to enforce its rights or obtain a fair return for such rights. Some companies have proposed significant changes to existing intellectual property policies for implementation by SDOs and other industry organizations, some of which would require a maximum aggregate intellectual property royalty rate for the use of all essential patents owned by all of the member companies to be applied to the selling price of any product implementing the relevant standard. They have further proposed that such maximum aggregate royalty rate be apportioned to each member company with essential patents based upon the number of essential patents held by such company. A number of these strategies are purportedly based on interpretations of the policies of certain standards development organizations concerning the licensing of patents that are or may be essential to industry standards and our alleged failure to abide by these policies. There is a risk that relevant courts or governmental agencies will interpret those policies in a manner adverse to our interests. If such proposals and strategies continue and are successful in the future, our business model would be harmed, either by artificially limiting our return on investment with respect to new technologies or forcing us to work outside of the SDOs or such other industry groups to promote our new technologies, and our results of operations could be negatively impacted. As well, the legal and other costs associated with defending our position have been and continue to be significant. We assume that such challenges regardless of their merits will continue into the foreseeable future and may require the investment of substantial management time and financial resources to explain and defend our position.
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
From time to time, companies have asserted, and may again assert, patent, copyright and other intellectual property rights against our products or products using our technologies or other technologies used in our industry. These claims have resulted and may again result in our involvement in litigation. We may not prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products were found to infringe on another company’s intellectual property rights, we could be subject to an injunction or required to redesign our products, which could be costly, or to license such rights and/or pay damages or other compensation to such other company. If we were unable to redesign our products, license such intellectual property rights used in our products or otherwise distribute our products through a licensed supplier, we could be prohibited from making and selling such products. In any potential dispute involving other companies’ patents or other intellectual property, our chipset foundries, semiconductor assembly and test providers and customers could also become the targets of litigation. We are contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent infringement by products or services sold or provided by us. Reimbursements under indemnification arrangements could have a material adverse effect on our results of operations. Furthermore, any such litigation could severely disrupt the supply of our products and the business of our chipset customers and their wireless operator customers, which in turn could hurt our relationships with our chipset customers and wireless operators and could result in a decline in our chipset sales and/or a reduction in our licensees’ sales to wireless operators, causing a corresponding decline in our chipset and/or licensing revenues. Any claims, regardless of their merit, could be time consuming to address, result in costly litigation, divert the efforts of our technical and management personnel or cause product release or shipment delays, any of which could have a material adverse effect upon our operating results.
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
     QCT Segment. Although we have entered into long-term contracts with our suppliers, these contracts generally do not provide for long-term capacity commitments, except as may be provided in a particular purchase order that has been accepted by our supplier. To the extent that we do not have firm commitments from our suppliers over a specific time period, or for any specific quantity, our suppliers may allocate, and in the past have allocated, capacity to the production and testing of products for their other customers while reducing capacity to manufacture or test our products. Accordingly, capacity for our products may not be available when we need it or available at reasonable prices. We have experienced capacity limitations from our suppliers, which resulted in supply constraints and our inability to meet certain customer demand. There can be no assurance that we will not experience these or other supply constraints in the future, which could result in our failure to meet customer demand. In addition, the timely readiness of our foundry suppliers to support transitions to smaller geometry process technologies could impact our ability to meet customer demand, revenues and cost expectations. The timing of acceptance of technology design changes by our customers may subject us to the risk of excess inventories of earlier designs.
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
One or more of our suppliers may obtain rights from us to manufacture CDMA- or OFDMA-based integrated circuits that compete with our products. In this event, the supplier could elect to allocate raw materials and manufacturing capacity to their own products and reduce deliveries to us to our detriment. In addition, we may not receive reasonable pricing, manufacturing or delivery terms. We cannot guarantee that the actions of our suppliers will not cause disruptions in our operations that could harm our ability to meet our delivery obligations to our customers or increase our cost of sales.
Currency fluctuations could negatively affect future product sales or royalty revenues, harm our ability to collect receivables or increase the U.S. dollar cost of the activities of our foreign subsidiaries and international strategic investments.
Our international customers sell their products throughout the world, including China, India, Japan, South Korea, North America, South America and Europe. Consolidated revenues from international customers as a percentage of total revenues were greater than 90% in the first nine months of fiscal 2011 and in the last three fiscal years. We are exposed to risk from fluctuations in currencies that could negatively affect our operating results. Adverse movements in currency exchange rates may negatively affect our business due to a number of situations, including the following, among others:

•	Our products and those of our customers and licensees that are sold outside the United States may become less price-competitive as a result of adverse currency fluctuations;

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

•	Our loans payable are denominated in Indian rupees. If the U.S. dollar weakens, additional cash will be required to settle this obligation and the related interest;

•	Currency exchange rate fluctuations may reduce the U.S. dollar value of our marketable securities that are denominated directly or indirectly in foreign currencies; and

•	Certain suppliers may price goods in currencies other than the U.S. dollar. A weakening dollar would result in higher than expected costs for these goods.
We may engage in acquisitions or strategic transactions or make investments that could result in significant changes or management disruption and fail to enhance stockholder value.
From time to time, we engage in acquisitions or strategic transactions or make investments with the goal of maximizing stockholder value. We acquire businesses and other assets, including spectrum licenses and other intangible assets, enter into joint ventures or other strategic transactions and purchase equity and debt securities, including minority interests in publicly-traded and private companies. Many of our strategic investments are in early-stage companies to expand the wireless industry and promote the global adoption of CDMA- or OFDMA-based technologies and related services. Most of our acquisitions or strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. Our acquisitions or strategic investments (either those we have completed or may undertake in the future) may not generate financial returns or result in increased adoption or continued use of our technologies. In some cases, we may be required to consolidate or record our share of the earnings or losses of companies in which we have acquired ownership interests. Our share of any losses will adversely affect our financial results until we exit from or reduce our exposure to these investments.
Achieving the anticipated benefits of business acquisitions, such as our recent acquisition of Atheros, depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. The difficulties of integrating companies include, among others: retaining key employees; maintaining important relationships between us and the acquired business; minimizing the diversion of management’s attention from ongoing business matters; coordinating geographically separate organizations; consolidating research and development operations; and consolidating corporate and administrative infrastructures.
We may not derive any commercial value from acquired technology, products and intellectual property or from future technologies and products based on the acquired technology and/or intellectual property, and we may be subject to liabilities that are not covered by indemnification protection we may obtain. We cannot ensure that the integration of acquired businesses with our business will result in the realization of the full benefits anticipated by us to result from the acquisitions. We may not be successful in expanding into the markets served by an acquired business and in addressing potential new opportunities that may arise out of the combination. Due to our inexperience with Atheros’ business, we may overestimate the benefits. For example, Atheros’ business has focused on LAN connectivity and products for WLAN (also referred to as WiFi), Bluetooth, Ethernet, GPS, powerline communications and other technologies primarily for networking, computing and other consumer electronic devices. If we have overestimated the potential benefits of product synergies and growth opportunities, we may not realize the expected return on our investment in Atheros.
Defects or errors in our products and services or in the products of our customers could harm our business. If we experience product liability claims or recalls, we may incur significant expenses and experience decreased demand for our products.
Our products are inherently complex and may contain defects and errors that are detected only when the products are in use. For example, as our chipset product complexities increase, we are required to migrate to integrated circuit technologies with smaller geometric feature sizes. The design process interface issues are more complex as we enter into these new domains of technology, which adds risk to yields and reliability. Because our products and services are responsible for critical functions in our customers’ products and/or networks, such defects or errors could have an adverse impact on our customers, which could damage our reputation, harm our customer relationships and expose us to liability. Defects or impurities in our components, materials or software or those used by our customers or licensees, equipment failures or other difficulties could adversely affect our ability, and that of our customers and licensees, to ship products on a timely basis, customer or licensee demand for our products or the commitment of financial and/or engineering resources that could reduce operating margins and affect future product release schedules. Additionally, a defect or failure, including those related to security vulnerabilities, in our products or the products of our customers or licensees could lead to liability claims, harm our reputation and/or adversely affect the demand for 3G and 3G/4G multimode wireless products and components.

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
While we continue to believe our QMT division’s IMOD displays will offer compelling advantages to users of displays, there can be no assurance that our IMOD product development efforts will be successful, that we will be able to cost-effectively manufacture these new products, that we will be able to successfully market these products or that other technologies will not continue to improve in ways that reduce the advantages we anticipate from our IMOD displays. Sales of flat panel displays are currently dominated, and we believe will likely continue to be dominated for some time, by displays based on liquid crystal display (LCD) technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of, LCDs. Additionally, several other flat panel display technologies have been, or are being, developed, including technologies for the production of organic light-emitting diode (OLED), field emission, inorganic electroluminescence, gas plasma and vacuum fluorescent displays. In each case, advances in LCD or other flat panel display technologies could result in technologies that are more cost effective, have fewer display limitations or can be brought to market faster than our IMOD technology. These advances in competing technologies might cause device manufacturers to avoid entering into commercial relationships with us or to not renew planned or existing relationships with us. Our QMT division had $631 million in assets (including $130 million in goodwill) at June 26, 2011. If we do not expect to achieve adequate market penetration with our IMOD display technology, our assets may become impaired, which could negatively impact our operating results.
Our Firethorn business does not currently generate operating income and may not succeed or its operating results may not meet our expectations.
While we continue to believe that our Firethorn division’s mCommerce products will offer advantages to consumers and merchants, there can be no assurance that our mCommerce efforts will be successful. If our Firethorn business does not succeed, our investment in its technology may not provide us an adequate return, and our business could be harmed. Consumer acceptance of our Firethorn service offerings will continue to be affected by competition, technology-based differences and by the operational performance, quality and reliability of our services platforms. After $120 million in impairment charges recorded during the second quarter of fiscal 2011, our Firethorn business had $60 million in assets (including $40 million in goodwill) at June 26, 2011. If we do not expect to achieve adequate market penetration with our mobile commerce products, our remaining assets may become impaired, which could negatively affect our operating results.
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
We hold licenses to use spectrum in the United States and the United Kingdom, and we are awaiting assignment of licenses to use the BWA spectrum won in the auction in India, which is pending approval by the Indian government. All of these licenses are subject to a variety of ongoing regulatory proceedings in these respective countries. Additionally, certain of our licenses in the United States are subject to minimum build-out requirements to be met at various dates beginning in June 2013. On December 20, 2010, we announced that we have agreed to sell substantially all of our licenses in the United States, subject to the satisfaction of customary closing conditions, including approval by the FCC and clearance from the U.S. Department of Justice. If we do not receive approval to sell these licenses pursuant to this agreement, there is no assurance that we would be able to obtain a comparable price from another party or that we would be able to meet the applicable build-out requirements for those licenses. The BWA spectrum licenses will be subject to minimum build-out requirements to be met within five years of the effective date of the license. If we do not meet these requirements, the relevant government authorities could impose a fine or could rescind the license in the area(s) in which the build-out requirements are not met. Changes in the allocation of available spectrum by the countries in which we hold licenses could have a material adverse risk on our business and the value of our assets.
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
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2010 Annual Report on Form 10-K. At June 26, 2011, there have been no other material changes to the market risks described at September 26, 2010 except as described below. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
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

Interest Rate Sensitivity Principal Amount by Expected Maturity Average Interest Rates (Dollars in millions)

	2011	2012	2013	2014	2015	Thereafter	No Single Maturity	Total
Fixed interest-bearing securities:
Cash and cash equivalents	$3,046	$—	$—	$—	$—	$—	$—	$3,046
Interest rate	0.1%
Available-for-sale securities:
Investment grade	$316	$692	$762	$687	$234	$819	$1,575	$5,085
Interest rate	0.6%	2.4%	2.3%	3.4%	3.2%	4.8%	0.9%
Non-investment grade	$4	$7	$9	$35	$87	$834	$13	$989
Interest rate	13.7%	10.3%	8.6%	9.5%	10.2%	8.1%	0.8%
Floating interest-bearing securities:
Cash and cash equivalents	$1,963	$—	$—	$—	$—	$—	$—	$1,963
Interest rate	0.0%
Available-for-sale securities:
Investment grade	$102	$352	$429	$434	$11	$443	$543	$2,314
Interest rate	1.0%	0.6%	0.8%	1.0%	5.5%	8.7%	1.9%
Non-investment grade	$—	$12	$73	$229	$151	$1,030	$1,134	$2,629
Interest rate		7.8%	5.9%	6.4%	6.0%	5.7%	4.1%
Loans payable(1)	$—	$1,092	$—	$—	$—	$—	$—	$1,092
Floating interest rate		9.8%
_______________________________
(1) Denominated in Indian rupees.
Cash and cash equivalents and available-for-sale securities are recorded at fair value. The loans payable approximate fair value.
     Foreign Exchange Risk. At June 26, 2011, we had floating-rate long-term bank loans in the aggregate of $1.1 billion, which are payable in full in Indian rupees in December 2012; however, each lender has the right to demand prepayment of its portion of the outstanding loans on December 15, 2011 subject to sufficient prior written notice. The loans are payable in the functional currency of our consolidated subsidiaries that are party to the loans; however, we are subject to foreign currency translation risk, which may impact our liability for principal repayment and interest expense that we will record in the future. If the foreign currency exchange rate were to change unfavorably by 20%, we would incur additional principal of $273 million and interest expense of $39 million through the remainder of the contractual terms of the loans. Our analysis methods used to assess and mitigate the risks discussed above should not be considered projections of future risks.

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
     Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the third quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have provided updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. To reflect the acquisition of Atheros Communications, Inc., we revised the risk factor entitled:

•	“We may engage in acquisitions or strategic transactions or make investments that could result in significant changes or management disruption and fail to enhance stockholder value.”
Other than with respect to this revision, we do not believe the updates to the Risk Factors have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 1, 2010, we announced that we had been authorized to repurchase up to $3.0 billion of our common stock with no expiration date. At June 26, 2011, approximately $1.7 billion remained authorized for repurchase. While we did not repurchase any of our common stock during the first nine months of fiscal 2011, we continue to evaluate repurchases under this program subject to capital availability and periodic determinations that such repurchases are in the best interest of our stockholders.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation. (1)
3.2	Certificate of Amendment of Certificate of Designation. (2)
3.4	Amended and Restated Bylaws. (3)
10.96	Atheros Communications, Inc. 2004 Stock Incentive Plan, as amended (4)(5)
10.97	Atheros Communications, Inc. 2009 Inducement Grant Incentive Plan (4)(5)
10.98	Atheros Communications, Inc. (formerly T-Span Corporation) 1998 Stock Incentive Plan, as amended (4)(5)
10.99	Third Amended and Restated Intellon Corporation 2000 Employee Incentive Plan (4)(5)
10.100	Intellon Corporation 2007 Equity Incentive Plan (4)(5)
10.101	Resolutions Amending Atheros Communications, Inc. Equity Plans (4)(5)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.
101.INS	XBRL Instance Document. (6)
101.SCH	XBRL Taxonomy Extension Schema. (6)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (6)
101.LAB	XBRL Taxonomy Extension Labels Linkbase. (6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (6)
101.DEF	XBRL Taxonomy Extension Definition Linkbase. (6)
_______________________________

(1)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2009.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 30, 2005.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 25, 2009.

(4)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on June 1, 2011.

(5)	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(a).

(6)	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
/s/ William E. Keitel
William E. Keitel
Executive Vice President and Chief Financial Officer

Dated: July 20, 2011