Form 10-K
period 2011-09-25
QUALCOMM INC/DE
filed 2011-11-02
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 25, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 27, 2011 was $86,665,135,824.*
The number of shares outstanding of the registrant’s common stock was 1,680,984,426 at October 31, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2012 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report.

*
Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 27, 2011. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

QUALCOMM INCORPORATED
Form 10-K
For the Fiscal Year Ended September 25, 2011

TRADEMARKS AND TRADE NAMES
QUALCOMM®, Qualcomm Enterprise Services®, QES®, MSM®, Snapdragon®, gpsOne®, Brew®, PlazaTM, Plaza RetailTM and QChat® are trademarks or registered trademarks of QUALCOMM Incorporated. Atheros® and Hy-FiTM are trademarks or registered trademarks of Qualcomm Atheros, Inc. Xiam® is a registered trademark of Xiam Technologies Limited. SWAGGTM is a trademark of Firethorn Mobile, Inc. Firethorn® is a registered trademark of Firethorn Holdings, LLC. mirasol® is a registered trademark of QUALCOMM MEMS Technologies, Inc.
Qualcomm, Qualcomm Enterprise Services, QES, Qualcomm CDMA Technologies, QCT, Qualcomm Technology Licensing, QTL, Qualcomm Wireless & Internet, QWI, Qualcomm Internet Services, QIS, Qualcomm Government Technologies, QGOV, Qualcomm MEMS Technologies, QMT, Qualcomm Technologies & Ventures, MFT, Qualcomm Strategic Initiatives, QSI, Firethorn and FLO TV are trade names of Qualcomm Incorporated.
cdmaOneTM is a trademark of the CDMA Development Group, Inc. WiMAXTM is a trademark of the WiMAX Forum®. LTETM, UMTSTM and 3GPPTM are trademarks of the European Telecommunications Standard Institute. CDMA2000® is a registered service mark and certification mark of the Telecommunications Industry Association. Java® is a registered trademark and service mark of Sun Microsystems, Inc. Windows Phone and Windows 8 are trademarks of Microsoft Corporation. Linux® is a registered trademark of Linus Torvalds. QNX® is a registered trademark of QNX Software Systems Co. iDEN® is a registered trademark of Motorola. Blackberry® is a registered trademark of Research In Motion Ltd. AndroidTM and Google ChromeTM are trademarks of Google Inc. Bluetooth® is a registered trademark of Bluetooth SIG, Inc. iPhone® is a registered trademark and App StoreSM is a service mark of Apple, Inc.
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
We incorporated in 1985 under the laws of the state of California. In 1991, we reincorporated in the state of Delaware. We operate and report using a 52-53 week fiscal year ending the last Sunday in September. Our 52-week fiscal years consist of four equal quarters of 13 weeks each, and our 53-week fiscal years consist of three 13-week fiscal quarters and one 14-week fiscal quarter. The financial results for our 53-week fiscal years and our 14-week fiscal quarters will not be exactly comparable to our 52-week fiscal years and our 13-week fiscal quarters. The fiscal years ended September 25, 2011, September 26, 2010 and September 27, 2009 all included 52 weeks.
Overview
In 1989, we publicly introduced the concept that a digital communication technique called CDMA could be commercially successful in cellular wireless communication applications. CDMA stands for Code Division Multiple Access and is one of the main technologies currently used in digital wireless communications networks (also known as wireless networks). CDMA and TDMA (Time Division Multiple Access), of which Global System for Mobile Communications (GSM) is the primary commercial form, are the primary digital technologies currently used to transmit a wireless device user’s voice or data over radio waves using a public cellular wireless network. Because we led, and continue to lead, the development and commercialization of CDMA technology, we own significant intellectual property, including patents, patent applications and trade secrets, which applies to all versions of CDMA that we implement in our own products and portions of which we license to other companies. The wireless communications industry generally recognizes that a company seeking to develop, manufacture and/or sell products that use CDMA technology will require a patent license from us.
We also continue our leading role in the development and commercialization of Orthogonal Frequency Division Multiple Access (OFDMA)-based technologies for which we have substantial intellectual property. Our CDMA licensees’ sales of multimode CDMA and OFDMA devices are covered by their existing CDMA license agreements with us. We have begun to license companies to make and sell OFDMA products that do not also implement CDMA, and 13 companies (including LG, Nokia and Samsung) have royalty-bearing licenses under all or a portion of our patent portfolio for use in such OFDMA products.
     Our Revenues. We generate revenues by selling products and services, which include:

•	Integrated circuits (also known as chips or chipsets) and Radio Frequency (RF) and Power Management (PM) chips and system software used in mobile devices and in wireless networks;

•	Integrated circuits for use in wired devices, particularly broadband gateway equipment, desktop computers, televisions and Blu-ray players;

•	Software products and services for content enablement across a wide variety of platforms and devices for the wireless industry;

•	Equipment, software and services used by companies, including those in the transportation industry and governments, to wirelessly connect with their assets and workforce;

•	Software products and services that enable mobile commerce services; and

•	Software and hardware development services.
We also generate revenues by licensing portions of our intellectual property to manufacturers of wireless products, such as mobile devices, also known as subscriber units, which include handsets, other consumer devices (e.g., tablets, personal computers, e-readers), machine-to-machine devices (e.g., telematics devices, meter reading devices) and data modem cards, the infrastructure equipment required to establish and operate a network and network and test equipment. Our licensing revenues are comprised of fixed license fees (payable in one or more installments) and ongoing royalties on products sold by our licensees that incorporate our patented technologies.
     Our Integrated Circuits Business. We develop and supply integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia functions and global positioning system products. Our integrated circuit products and system software are sold to or licensed to manufacturers that use our products in wireless devices, particularly mobile phones, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, data cards and infrastructure equipment, and in wired devices, particularly broadband gateway equipment, desktop computers, televisions and Blu-ray players. The Mobile Station Modem (MSM) integrated circuits, which include the Mobile Data Modem, Qualcomm Single Chip and Qualcomm Snapdragon devices, perform the core baseband modem functionality in wireless devices providing voice and data communications, as well as multimedia applications and global positioning functions. In addition, our Snapdragon enabled integrated circuits provide advanced application processing capabilities. Our system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. Our infrastructure equipment Cell Site Modem (CSM) integrated circuits and system software perform wireless standards-compliant processing of voice and data signals in the wireless operator’s base station equipment to and from wireless devices. Because of our experience in designing and developing CDMA- and OFDMA-based products, we not only design the baseband integrated circuit, but the supporting system as well, including the RF devices, PM devices and accompanying software products. This approach enables us to optimize the performance of the wireless device with improved product features and integration with the network system. We also provide support, including reference designs and tools, to enable our customers to reduce the time required to design their products and bring their products to market faster. We plan to add additional features and capabilities to our integrated circuit products to help our customers reduce the costs and size of their products, to simplify our customers’ design processes and to enable more wireless devices and services.
     Our Licensing Business. We grant licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, and collect fixed license fees and ongoing royalties in partial consideration for such licenses.
     Our Wireless Device Software and Related Services Business. We provide software products and services for the global wireless industry. Our Brew products and services enable wireless operators, device manufacturers and software developers to provide over-the-air and pre-loaded wireless applications and services. Our Plaza products and services enable wireless operators, device manufacturers and publishers to create and distribute mobile content across a variety of platforms and devices. We also offer Xiam wireless content discovery and recommendation products to help wireless operators improve usage and adoption of digital content and services and QChat, a push to talk product optimized for third generation (3G) networks.
     Our Asset Tracking and Services Business. We design, manufacture and sell equipment, license software and provide services to our customers to enable them to connect wirelessly with their assets, products and workforce. We offer satellite- and terrestrial-based two-way wireless connectivity and position location services to transportation and logistics fleets and other enterprise companies to enable our customers to track the location and monitor the performance of their assets, communicate with their personnel and collect data.
     Our Mobile Commerce Business. In fiscal 2011, we launched a new product application trademarked as SWAGG, which is marketed on a standalone basis directly to consumers. SWAGG’s core features include access to merchant loyalty accounts and gift card balances, purchase and gift of virtual stored-value gift cards and access to relevant and targeted offers from participating merchants.
     Our Display Business. We continue to develop display technology for the full range of consumer-targeted mobile products. Our interferometric modulator (IMOD) display technology, based on a MEMS structure combined with thin film optics and sold under the “mirasol” brand, is expected to provide performance, power consumption and cost benefits as compared to current display technologies.

Wireless Communications Industry
Use of wireless telecommunications devices has increased dramatically in the past decade. According to Wireless Intelligence estimates as of October 31, 2011, the number of worldwide mobile connections is expected to reach approximately 6.1 billion by the end of 2011 and approximately 7.6 billion by 2015. Growth in the early days of wireless communications was driven by the need to make voice calls in a mobile environment. More recently, increases in demand are primarily driven by the desire to have access to data services in a mobile environment. This is evidenced by the continued transition from 2G (second generation) to 3G services and the emergence of 4G (fourth generation) services. According to Wireless Intelligence estimates as of October 31, 2011, the number of global 3G connections reached 1.5 billion and is expected to reach approximately 3.2 billion in 2015. There are several drivers for the growth in 3G:

•	Consumer awareness and desire for data services;

•	Mature 3G networks with high data rates;

•	Consumer demand for data-centric smartphone devices;

•	Emergence of new data devices; and

•	Growth in emerging regions.
The last couple of years have witnessed a significant increase in the consumer’s awareness and willingness to use mobile data services. Applications such as email, access to the mobile Internet, downloading of videos and social networking are driving the demand for 3G services and more capable devices.
According to the CDMA Development Group and the Global mobile Suppliers Association (GSA) in their October 2011 reports, approximately 752 wireless networks now support 3G, a sign that wireless operators are making network investments to address the growing demand for wireless data. Wireless operators are continuing to make network investments by upgrading their networks. According to the GSA, all of the global WCDMA operators have upgraded their networks to offer High Speed Packet Access (HSPA) services, and 36% of HSPA operators have launched HSPA+, an evolution of HSPA. With support for higher data rates and increased capacity, networks are expected to evolve to keep up with the growing demand for wireless data.
The mobile Internet is helping increase demand for 3G smartphones as the ability to access data is simplified and enhanced when using a smartphone. In the early days of the smartphone, these devices were designed primarily for high-end business users. However, innovation and competition are helping to make available a broader set of devices that provide compelling user experiences at consumer acceptable price points, which make such devices more accessible by a larger portion of the subscriber base.
The need to stay connected anywhere, anytime is helping drive demand for data connectivity on notebook and netbook computers with either embedded 3G connectivity or via an external 3G USB modem. New device categories, such as tablets and e-readers, have also emerged over the last couple of years. These new devices take advantage of the capabilities of 3G networks to download digital books, newspapers and magazines anywhere. Other emerging device categories, such as machine-to-machine communication (allowing both wireless and wired systems to communicate with other devices), gaming consoles and other consumer electronic devices, will help further drive global demand for 3G.
Demand for wireless voice and data services in emerging regions is helping to increase global demand for 3G. 3G provides an efficient way for wireless operators to offer both voice and data services to address these demands, and since fixed broadband penetration is very low in these regions, 3G presents a cost effective means of providing broadband capabilities to consumers. According to Wireless Intelligence, 3G net additions in emerging regions are expected to surpass 2G net additions starting in the second calendar quarter of 2012.
Wireless Technologies
The significant growth in the use of wireless devices worldwide, such as smartphones and tablets, and demand for data services and applications requires constant innovation to further improve the user experience, expand capacity and enable dense deployments of low power nodes, such as picocells and femtocells. To meet these requirements, progressive generations of wireless communications technology standards have evolved. The wireless standards used for mobile communications within individual countries is generally determined by the telecommunication service providers operating in those countries and, in some instances, local government regulations. Such determinations are typically based on economic criteria and the service provider’s evaluation of each technology’s ability to provide the features and functionality required for its business plan. More than two decades ago, the European Community developed regulations requiring the use of the GSM standard, a TDMA-based, 2G technology. In addition, several versions of CDMA technology were adopted worldwide as public cellular standards. The first version, known as cdmaOne, is a 2G cellular technology that was first commercially deployed in the mid-1990s. The other subsequent versions of CDMA are referred to as 3G technologies.
     Second Generation. Compared to first generation analog systems, 2G digital technology provided for significantly enhanced efficiency within a fixed spectrum, resulting in greatly increased voice capacity. 2G technologies also enabled numerous enhanced services, but data services were generally limited to low-speed transmission rates. The main 2G digital cellular technologies in use today are called cdmaOne or IS-95A/B, a technology largely developed and patented by us, and GSM, a form of TDMA. Many GSM operators deployed 2G mobile packet data technologies, such as General Packet Radio Service (GPRS) and Enhanced Data Rates for Global Evolution (EDGE) in areas serviced by GSM. According to Wireless Intelligence estimates as of October 31, 2011, there were approximately 4.4 billion worldwide 2G connections, approximately 74% of total wireless connections.
     Third Generation. As a result of demand for wireless networks that simultaneously carry both high-speed data and voice traffic, the International Telecommunications Union (ITU), a standards setting organization, adopted the 3G standard known as IMT-2000, which encompasses six terrestrial operating radio interfaces, each of which incorporates our intellectual property. Two are TDMA-based, three are CDMA-based and the other is OFDMA-based. The three CDMA-based 3G technologies are known commonly throughout the wireless industry as:

•	CDMA2000, including 1X (including revisions A through E) and 1xEV-DO (EV-DO or Evolution Data Optimized) (including revisions A through C, developed by 3rd Generation Partnership Project Two (3GPP2));

•
Wideband CDMA (WCDMA), also known as Universal Mobile Telecommunications Systems (UMTS), including High Speed Packet Access (HSPA), part of 3rd Generation Partnership Project (3GPP) Release 5 and 6, and HSPA+, part of 3GPP Release 7, 8, 9, 10 and beyond; and

•
CDMA Time Division Duplex (TDD), of which there are currently two versions, Time Division Duplex-CDMA (TD-CDMA) and Time Division-Synchronous CDMA (TD-SCDMA). Both are part of the specifications developed by 3GPP.

According to Wireless Intelligence estimates as of October 31, 2011, there were approximately 1.5 billion worldwide 3G connections, approximately 25% of total wireless connections. Some of the advantages of 3G CDMA technology over 2G technologies include increased network capacity, improved user experience, compatibility with internet protocols, higher capacity for data and faster access to data (Internet) and higher data throughput rates. CDMA2000 and WCDMA are widely deployed today in wireless networks throughout the world. TD-SCDMA has been deployed in China. EV-DO Revision B in the CDMA2000 family was launched in 2010; Release 7 of HSPA+ was launched in 2009; and Release 8 of HSPA+ was launched in 2010. The various revisions of the 3G CDMA specifications have significantly increased performance capacity and data speeds. It is expected that future revisions of the 3G CDMA specifications will provide further enhancements.
CDMA2000 (1X, 1xEV-DO, EV-DO Revision A/B) networks are deployed by wireless operators that support both voice and a wide range of high-speed wireless data services. Enhancements based upon CDMA2000 Revision E Standard, called 1X Advanced, will further increase voice capacity of CDMA2000 1X networks. The standardization for these enhancements is complete and deployments are being planned. Another set of enhancements based upon 1xEV-DO Revision C, sometimes called DO Advanced, improve the performance of 1xEV-DO Revision A/B networks. The standardization for these enhancements is also complete, and deployments are being planned. Enhancements based upon these updated standards and improved implementations have been and will continue to be deployed in our products and wireless networks to increase capacity and data rates.
GSM operators around the world, including those in the European Community and in the United States, have focused primarily on the UMTS Frequency Division Duplex (FDD) radio interface of the IMT-2000 standard, known as WCDMA, for their network evolution. WCDMA is based on our CDMA technology and incorporates many of our patented inventions (as do all of the CDMA and OFDMA radio interfaces of the IMT-2000 standard). The majority of the world’s wireless device and infrastructure manufacturers (more than 125 and including all leading suppliers) have licensed our technology for use in WCDMA products, enabling them to utilize this WCDMA mode of the 3G technology. To enable GSM operators to deploy WCDMA in the 900MHz spectrum band, the European Union permitted IMT-2000 technologies, which include WCDMA, to be deployed in the lower frequency 900 MHz band. This is called UMTS900.
The three ITU 3G CDMA radio interfaces are all based on the core principles of CDMA technology, and our intellectual property rights include a valuable patent portfolio essential to implementation of each of the 3G CDMA standards. In addition, our patent portfolio enables commercially successful product implementations. Generally, we have licensed substantially all of our relevant patents to our CDMA subscriber and infrastructure equipment licensees.
These 3G CDMA versions (CDMA2000, WCDMA and TD-SCDMA) require separate implementations that are not interchangeable. While the fundamental core technologies are derived from CDMA and, in addition to other features and functionality, are covered by our patents, their specifications each require unique infrastructure products, network design, air interface protocols and management. However, subscriber roaming amongst systems using different air interfaces is made possible through multimode wireless subscriber devices.
Fourth Generation. Release 10 of 3GPP’s Long Term Evolution (LTE), the predominant global OFDM technology, and 802.16m, an upgrade of IEEE 802.16e (WiMAX or Worldwide Interoperability for Microwave Access), have both been approved by the ITU to become what are called IMT-Advanced technologies, which used to be the commonly used criteria for a wireless technology to be called 4G. However, there is no uniform industry agreement on the 4G definition; 4G is now broadly used to include OFDMA technologies that are part of the IMT-2000 standard and has also been used in marketing campaigns by certain carriers for the 3G WCDMA evolution to HSPA+. Since LTE typically will be overlaid over existing 3G networks, seamless interoperability with 3G (both HSPA and CDMA 2000) has been standardized by 3GPP and 3GPP2. According to the GSA, 35 commercial LTE networks have been launched as of October 2011. WiMAX was deployed ahead of LTE and targeted unpaired spectrum using a TDD radio interface. LTE supports both paired spectrum, using LTE FDD, and unpaired spectrum, using LTE TDD, and is able to address many of the unpaired spectrum bands targeted by WiMAX. Compared to WiMAX, LTE is expected to achieve greater economy of scale through its interoperability with 3G. Certain wireless operators have selected WiMAX because of regulatory considerations specific to their networks and spectrum holdings. The evolved OFDMA technologies will support additional features, wider bandwidths of up to 100 MHz, and higher data rates than the previous versions. HSPA+ continues to evolve in parallel to LTE and other OFDMA technologies, spanning from Release 8 to Release 11 and beyond. HSPA+ Release 8 introduces multicarrier operation, which aggregates multiple channels to offer wider bandwidths, supporting 10 MHz of bandwidth in Release 8 to up to 40 MHz in Release 11.
For over ten years, we have pursued research and development of OFDMA-based wireless communication technologies, and, as a result, have developed and acquired significant related intellectual property. Accordingly, we believe that each of the OFDMA-based 4G standards incorporates our patented technologies. We have 13 companies (including LG, Nokia and Samsung) with royalty-bearing licenses under our patent portfolio for use in OFDMA products that do not also implement CDMA-based standards. Multimode products that implement both OFDMA and CDMA technologies will, in most cases, be licensed under our existing CDMA license agreements.
     Our Engineering Resources. We have significant engineering resources, including engineers with substantial expertise in CDMA, OFDMA and a broad range of other technologies. Using these engineering resources, we expect to continue to develop new versions of CDMA, OFDMA and other technologies, develop alternative technologies for certain specialized applications, participate in the formulation of new voice and data communication standards and technologies and assist in deploying digital voice and data communications networks around the world.
     Investments in New and Existing Products, Services and Technologies. We continue to invest in research and development in a variety of ways in an effort to extend the demand for our products and services.
We develop, commercialize and actively support 3G CDMA-based technologies as well as the OFDMA-based LTE technology, products and network operations to grow our royalty revenues and integrated circuit and software revenues. From time to time, we may also make acquisitions to meet certain technology needs, to obtain development resources or to pursue new business opportunities.
We develop on our own, and with our partners, innovations that are integrated into our product portfolio to further expand the opportunity for wireless and enhance the value of our products and services. These innovations are expected to enable our customers to improve the performance or value of their existing services, offer these services more affordably and introduce revenue-generating broadband data services ahead of their competition.
We make investments to provide our integrated circuit customers with chipsets that combine multiple technologies for use in consumer devices, including smartphones, consumer electronics and other data devices. In addition to 3G and LTE technologies, our chipsets support other wireless and wired connectivity technologies including Wireless Local Area Network (WLAN), Bluetooth, Ethernet, Global Positioning System (GPS), Global Navigation Satellite System (GLONASS), Powerline Communication and Passive Optical Networking. Our integrated chipsets often include multiple technologies, including advanced multimode modems, application processors and graphics engines, as well as the tools to connect these diverse pieces of technology. We continue to support multiple mobile client software environments in our chipsets, such as Brew Mobile Platform, Blackberry 7, QNX, Java, Windows Phone, Windows 8, Linux, Android and Google Chrome.
We continue to develop our IMOD display technology based on a micro-electro-mechanical-systems (MEMS) structure combined with thin film optics and sell such displays under the “mirasol” brand. Early-stage mirasol displays have been incorporated in a limited number of consumer devices. IMOD display technologies may be included in the full range of consumer-targeted mobile products and are expected to provide performance, power consumption and cost benefits as compared to current display technologies. In June 2009, we commenced operations of a dedicated IMOD display fabrication plant in Taiwan, and in fiscal 2011, we began construction of a new manufacturing facility in Taiwan that is expected to be operational in fiscal 2012.
We make strategic investments that we believe open new opportunities for our technology, support the design and introduction of new products and services and/or possess unique capabilities or technology. To the extent that such investments become liquid and meet our strategic objectives, we intend to make regular periodic sales of our interests in these investments that are recognized in investment income.
Operating Segments
Consolidated revenues from international customers and licensees as a percentage of total revenues were 94%, 95% and 94% in fiscal 2011, 2010 and 2009, respectively. During fiscal 2011, 32%, 19%, 17% and 8% of our revenues were from customers and licensees based in China, South Korea, Taiwan and Japan, respectively, as compared to 29%, 27%, 12% and 9% during fiscal 2010, respectively, and 23%, 35%, 8% and 11% during fiscal 2009, respectively. Revenues from Samsung Electronics constituted a significant portion (more than 10%) of consolidated revenues in fiscal 2011, 2010 and 2009, and revenues from HTC also constituted a significant portion (more than 10%) of consolidated revenues in fiscal 2011.
     Qualcomm CDMA Technologies Segment (QCT). QCT is a leading developer and supplier of integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia functions and global positioning system products. QCT’s integrated circuit products and system software are sold to or licensed to manufacturers that use our products in wireless devices, particularly mobile phones, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, data cards and infrastructure equipment, and in wired devices, particularly broadband gateway equipment, desktop computers, televisions and Blu-ray players. The MSM integrated circuits, which include the Mobile Data Modem, Qualcomm Single Chip and Qualcomm Snapdragon devices, perform the core baseband modem functionality in wireless devices providing voice and data communications, as well as multimedia applications and global positioning functions. In addition, our Snapdragon enabled integrated circuits provide advanced application processing capabilities. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. In fiscal 2011, QCT shipped approximately 483 million MSM integrated circuits for wireless devices worldwide as compared to approximately 399 million and 317 million in fiscal 2010 and 2009, respectively. QCT revenues comprised 59%, 61% and 59% of total consolidated revenues in fiscal 2011, 2010 and 2009, respectively.
QCT utilizes a fabless production business model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Integrated circuits are die, cut from silicon wafers, that have been assembled into packages or modules and have completed the final test manufacturing processes. Die cut from silicon wafers are the essential components of all of our integrated circuits and a significant portion of the total integrated circuit cost. We employ both turnkey and two-stage manufacturing business models to purchase our integrated circuits. Turnkey is when our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing business model, we purchase wafers and die from semiconductor manufacturing foundries and contract with separate third-party manufacturers for probe, assembly and final test services. We refer to this two-stage manufacturing business model as Integrated Fabless Manufacturing (IFM).
We rely on independent third-party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits based primarily on our proprietary designs and test programs. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. The primary foundry suppliers for our various digital, analog/mixed-signal, RF and PM integrated circuits are Freescale Semiconductor, Globalfoundries, IBM, Samsung Electronics, Semiconductor Manufacturing International, Taiwan Semiconductor Manufacturing, Tower Semiconductor and United Microelectronics. The primary semiconductor assembly and test suppliers under our IFM model are Advanced Semiconductor Engineering, Amkor Technology, Siliconware Precision Industries and STATSChipPAC. The majority of our foundry and subcontract assembly and test suppliers are located in the Asia-Pacific region.
QCT offers a broad portfolio of products, including both wireless device and infrastructure integrated circuits, in support of CDMA2000 1X and 1xEV-DO, as well as the EV-DO Revision A/B evolutions of CDMA 2000 technology. Leveraging our expertise in CDMA, we also developed and offer integrated circuits supporting the WCDMA version of 3G for manufacturers of wireless devices. More than 70 device manufacturers have selected our WCDMA products that support GSM/GPRS, WCDMA, HSDPA (High-Speed Downlink Packet Access), HSUPA (High-Speed Uplink Packet Access) and HSPA+ for their devices. QCT also sells multimode products for the LTE standard, which offer seamless backward compatibility to existing 3G technologies.
Our integrated circuit products span a broad range of products, from entry-level products for emerging regions up to very high-end devices. Our chipsets integrate unique combinations of features, such as multi-megapixel cameras, videotelephony, streaming multimedia, audio, 3D graphics, advanced position-location capabilities through integrated gpsOne technology and peripheral connectivity, to enable a wide range of devices.
Our gpsOne position location technology is in more than 700 million gpsOne enabled devices sold worldwide. Compatible with all major air interfaces, our gpsOne technology was the industry’s first fully-integrated wireless baseband and assisted global positioning system product and has enabled network operators to meet the Federal Communications Commission’s (FCC) E-911 requirements as well as offer a wide range of services leveraging location data.
The Snapdragon family of processors is a highly integrated, mobile optimized system on a chip incorporating our advanced technologies, including high performance central processing units (CPU), graphics processing units and modems, multimedia subsystems, including audio, video and camera capabilities, and highly accurate GPS engines. Our CPU cores are custom designed to deliver high levels of compute performance at ultra-low power, allowing manufacturers to design slim and powerful devices that last longer between charges. The Snapdragon family also incorporates our modem technology for advanced mobile broadband and a feature-rich multimedia subsystem that delivers audio and high-definition video capabilities.
Our modems are built to work with increasingly complex networks. They support the latest communication technologies and adapt to network conditions and user needs in real time to enable delivery of faster, smoother data and voice connections. Our 3G/4G modem roadmap delivers the latest network technologies across multiple product tiers and devices. This roadmap is the result of our years of research into emerging network standards and the development of chipsets that take advantage of these new standards, while maintaining backward compatibility with existing standards.
Through our acquisition in May 2011 of Atheros Communications, Inc., which has been renamed Qualcomm Atheros, Inc. (Atheros), QCT also offers an expanded portfolio of connectivity technologies, which complements its mobile business and extends QCT’s capability into networking products. Atheros is a leading provider of wireless and wired connectivity products, including networking products for consumers, carriers and enterprises, and mobile and fixed computing and consumer electronics products. Atheros’ wireless products consist of integrated circuits and system software for WLAN, Bluetooth and frequency modulation as well as technologies that enable location data and services, including GPS and GLONASS. Atheros’ wireless technologies are provided in the form of WLAN, Bluetooth and frequency modulation integrated products, WLAN and Bluetooth combination products and standalone products. Atheros’ wired connectivity products consist of integrated circuits and software for Ethernet, powerline and passive optical networks. Atheros’ wired portfolio enables delivery of richer, more comprehensive multi-connectivity product platforms to its networking, computing and consumer electronics customer base. Atheros has employed its WLAN, powerline and Ethernet technologies in combination to deliver hybrid platforms known as Hy-Fi products.
The market in which our QCT segment operates is intensely competitive. QCT competes worldwide with a number of United States and international designers and manufacturers of semiconductors. As a result of global expansion by foreign and domestic competitors, technological changes and the potential for further industry consolidation, we anticipate the market to remain very competitive. We believe that the principal competitive factors for our products may include performance, level of integration, quality, compliance with industry standards, price, time-to-market, system cost, design and engineering capabilities, new product innovation and customer support. We also compete in both single- and dual-mode environments against alternative communications technologies including but not limited to, GSM/GPRS/EDGE, TDMA, TD-SCDMA and WiMAX.
QCT’s current competitors include, but are not limited to, major companies such as Broadcom, CSR, Freescale, Fujitsu, Intel, Lantiq, Marvell Technology, Mediatek, nVidia, Renesas Electronics, Spreadtrum Communications, ST-Ericsson (a joint venture between Ericsson Mobile Platforms and ST-NXP Wireless), Texas Instruments and VIA Telecom, as well as major communications equipment companies such as Ericsson, Matsushita, Motorola Mobility and Samsung, who design at least some of their own integrated circuits and software for certain products. QCT also faces competition from some early-stage companies. Our competitors devote significant amounts of their financial, technical and other resources to market competitive communications systems and to develop and adopt competitive digital cellular technologies, and those efforts may materially and adversely affect QCT. Moreover, competitors may offer more attractive product pricing or financing terms than we do as a means of gaining access to the market or customers.
     Qualcomm Technology Licensing Segment (QTL). QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA (e.g., LTE, WiMAX) standards and their derivatives. QTL licensing revenues are comprised of license fees as well as royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of licensed products, net of certain permissible deductions (e.g., certain shipping costs, packing costs, VAT, etc.). Revenues generated from royalties are subject to quarterly and annual fluctuations. QTL revenues comprised 36%, 33% and 35% of total consolidated revenues in fiscal 2011, 2010 and 2009, respectively.
Separate and apart from licensing manufacturers of subscriber and network equipment, we have entered into certain patent arrangements with competitors of our QCT segment, such as Broadcom, Fujitsu, Mediatek, NEC, Renesas Electronics, Texas Instruments and VIA Telecom. The purpose of these arrangements is to provide our QCT segment and the counterparties certain freedom of operation with respect to each party’s integrated circuits business. In every case, these agreements expressly reserve the right for QTL to seek royalties from the customers of such integrated circuit suppliers with respect to such suppliers’ customers’ sales of CDMA-, WCDMA- and OFDMA-based cellular devices into which such suppliers’ integrated circuits are incorporated.
We face competition in the development of intellectual property for future generations of digital wireless communications technology and services. On a worldwide basis, we currently compete primarily with the GSM/GPRS/EDGE digital wireless communications technologies. GSM has been utilized extensively in Europe, much of Asia other than Japan and South Korea, and certain other countries. To date, GSM has been more widely adopted than CDMA; however, CDMA technologies have been adopted for all 3G wireless systems. In addition, most GSM operators have deployed GPRS, a packet data technology, as a 2G bridge technology, and a number of GSM operators have deployed EDGE. However, the majority of GSM operators have already augmented their networks with 3G WCDMA and HSPA. A limited number of wireless operators have commercially deployed and other wireless operators have started testing OFDMA technology (e.g., LTE, WiMAX), a multi-carrier transmission technique not based on CDMA technology, which divides the available spectrum into many carriers, with each carrier being modulated at a low data rate relative to the combined rate for all carriers. According to GSA, in its October 2011 reports, 185 operators have committed to deploy LTE networks, an OFDMA-based technology. We have invested in both the acquisition and the development of OFDMA technology and intellectual property. We expect that upon the deployment of OFDMA-based networks, the products implementing such technologies generally will be multimode and will also implement CDMA-based technologies. The licenses granted under our existing CDMA license agreements generally cover multimode CDMA/OFDMA devices, and our licensees are obligated to pay royalties under their CDMA license agreements for such devices. Further, 13 companies (including LG, Nokia and Samsung) have royalty-bearing licenses under our patent portfolio for use in OFDMA products (that do not implement any CDMA-based standards).
     Qualcomm Wireless & Internet Segment (QWI). QWI revenues comprised 4%, 6% and 6% of total consolidated revenues in fiscal 2011, 2010 and 2009, respectively. The four divisions aggregated into QWI are:
     Qualcomm Internet Services (QIS). The QIS division offers a set of software products and content enablement services to support and accelerate the growth and advancement of wireless data products and services. QIS offers Brew platform products and services for wireless applications development, device configuration, application distribution and billing and payment. Brew platform services are offered by wireless operators worldwide, reaching a base of more than 250 million devices through more than 70 device partners. In addition, QIS has launched its Plaza Retail offering with AT&T as the distribution system for its Brew-based devices. We also offer Xiam wireless content discovery and recommendation products to help wireless operators improve usage and adoption of digital content and services by presenting relevant and targeted offers to customers across all digital channels. This recommendations technology is offered as a standalone product, as well as integrated as part of our core product offerings (i.e., Brew platform and Plaza), to help wireless operators spur wireless data growth. The QChat product enables one-to-one (private) and one-to-many (group) push-to-talk calls over 3G networks. The technology also allows over-the-air upgrades of mobile device software, management of group membership by subscribers and ad-hoc creation of chat groups. QChat uses Voice over Internet Protocol (VoIP) technologies, thereby sending voice information in digital form over IP-based data networks in discrete packets rather than the traditional circuit-switched protocols of the public switched telephone network.
The QIS division develops and sells business-to-business products and services through a sales and marketing team headquartered in San Diego, California with offices worldwide. The QIS sales and marketing strategy is to enter into agreements with companies by providing comprehensive technology and services that combine wireless Internet, data and voice capabilities. We have numerous current and emerging competitors for each of our products and services whose relative degree of success may adversely impact our margins and sales volumes. Competing offerings to the Brew and Plaza products include device manufacturer application and widget stores, such as Apple’s App Store for the iPhone platform, operator-focused application and widget retailing and content distribution products and direct-to-consumer mobile storefronts. Additionally, specialized software and service providers may offer key components of a complete mobile content retailing product to wireless operators or device manufacturers seeking to build their own branded offerings internally. Our Xiam content discovery and recommendations product faces competition from a small number of wireless operator-focused product providers and from emerging Web-based content recommendations engines. Additionally, some larger software providers and device manufacturers may attempt to build competing recommendations products internally. Our QChat product competes with numerous push-to-talk services (PTT), including iDEN, which is used principally in the United States and Latin America. QChat has now replaced iDEN as Sprint’s PTT service, with devices being rolled out under the “Sprint Direct Connect” brand. The PTT services business is nascent outside of the United States with several competing standards- and non-standards-based technologies.
     Qualcomm Enterprise Services (QES). The QES division provides equipment, software and services to enable companies to wirelessly connect with their assets and workforce. QES offers satellite- and terrestrial-based two-way wireless connectivity and position location services to transportation and logistics fleets and other enterprise companies that permit customers to track the location and monitor performance of their assets, communicate with their personnel and collect data. The QES division markets and sells products through a sales force, partnerships and distributors based in the United States, Europe, Latin America, Asia and Canada. Through September 2011, we have shipped approximately 1,511,000 satellite- and terrestrial-based mobile information units. Wireless transmissions and position tracking for satellite-based systems are provided by using leased transponders on commercially available geostationary Earth orbit satellites. The terrestrial-based systems use wireless digital and analog terrestrial networks for messaging transmission and the global positioning system constellation for position tracking. We generate revenues from sales of network products and terminals and information and location-based service and license fees.
In the United States and Mexico, we manufacture mobile fleet management equipment, sell related software packages and provide ongoing messaging and maintenance services. Message transmissions for operations in the United States are formatted and processed at our Network Management and Data Center in San Diego, California, with a fully-redundant backup Network Management and Data Center located in Las Vegas, Nevada.
Existing competitors of our QES division offering alternatives to our products are aggressively pricing their products and services and could continue to do so in the future. Domestically, we face five key competitors to our satellite- and terrestrial-based mobile fleet management and asset tracking products and services. Internationally, we face several key competitors in Europe and Mexico. These competitors are offering new value-added products and services similar in many cases to our existing or developing technologies. Emergence of new competitors, particularly those offering low-cost terrestrial-based products and satellite-based products, may impact margins and intensify competition in new regions. Similarly, some original equipment manufacturers of trucks and truck components are beginning to offer built-in, on-board fleet management and position location reporting systems that may impact our margins and intensify competition for existing and new customers.
     Qualcomm Government Technologies (QGOV). The QGOV division provides development, hardware, analytical expertise and services involving wireless communications technologies to United States government (USG) agencies. Based on the percentage of QGOV revenues to our total consolidated revenues, the USG is not a major customer.
     Firethorn. In fiscal 2011, Firethorn introduced a new product application trademarked as SWAGG, which is marketed on a standalone basis directly to consumers. SWAGG’s core features include access to merchant loyalty accounts and gift card balances; purchase and gift of virtual stored-value gift cards delivered via mobile devices; and access to relevant and targeted offers from participating merchants. Distribution of SWAGG has been initially limited to certain smartphones, and content is sourced from merchants, primarily through open platforms. In addition to SWAGG, Firethorn provides a single, secure, certified application embedded on select wireless devices, which enables financial institutions and merchants to deliver branded services to consumers through the wireless devices.
     Qualcomm Strategic Initiatives Segment (QSI). QSI makes strategic investments that we believe will open new opportunities for our technologies, support the design and introduction of new products and services for voice and data communications or possess unique capabilities or technology. Many of these strategic investments are in early-stage companies. QSI also holds wireless spectrum. As part of our strategic investment activities, we intend to pursue various exit strategies at some point in the future.
     Other Businesses.
     Qualcomm MEMS Technologies (QMT). We continue to develop display technology for the full range of consumer-targeted mobile products. QMT’s IMOD display technology, based on a MEMS structure combined with thin film optics and sold under the “mirasol” brand, is expected to provide performance, power consumption and cost benefits as compared to current display technologies. With the inclusion of color displays in all types of mobile devices, including low-end models, the cost of the display has become an even more significant factor in the overall cost of the device. An IMOD display should cost less to manufacture than a comparable liquid crystal display because it requires fewer components and processing steps, thus supporting advanced multimedia capabilities on all tiers of mobile devices.
Research and Development
The communications industry is characterized by rapid technological change, requiring a continuous effort to enhance existing products and develop new products and technologies. Our research and development team has a demonstrated track record of innovation in voice and data communication technologies. Our research and development expenditures in fiscal 2011, 2010 and 2009 totaled approximately $3.0 billion, $2.5 billion and $2.3 billion, respectively, and as a result, we continue to expand our intellectual property portfolio. Research and development expenditures were primarily related to the development of integrated circuit products, next generation CDMA and OFDMA technologies and other initiatives to support the acceleration of advanced wireless products and services, including lower cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third-party operating systems and services platforms. The technologies supporting these initiatives may include CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, 1x Advanced, WCDMA, HSDPA, HSUPA, HSPA+, TD-SCDMA and LTE. Research and development expenditures were also incurred related to the development of mirasol display products using

MEMS technology, Brew products and other technologies.
We have research and development centers in various locations throughout the world that support our global development activities and ongoing efforts to advance CDMA, OFDMA and a broad range of other technologies. We continue to use our substantial engineering resources and expertise to develop new technologies, applications and services and make them available to licensees to help grow the communications industry and generate new or expanded licensing opportunities. In addition to internally sponsored research and development, we perform contract research and development for various government agencies and commercial contractors.
Sales and Marketing
Sales and marketing activities of our operating segments are discussed under Operating Segments. Other marketing activities include public relations, advertising, web-marketing, participation in technical conferences and trade shows, development of business cases and white papers, competitive analyses, industry intelligence and other marketing programs, such as marketing development funds with our customers. Our Corporate Marketing department provides company information on our internet site and through other media regarding our products, strategies and technology to industry analysts and for publications.
Competition
Competition to our operating segments is discussed under Operating Segments. Competition in the communications industry throughout the world continues to increase at a rapid pace as consumers, businesses and governments realize the potential of wireless communications products and services. We have facilitated competition in the wireless communications industry by licensing and enabling a large number of manufacturers. Although we have attained a significant position in the industry, many of our current and potential competitors may have advantages over us, which include, among others: motivation by our customers in certain circumstances to find alternate suppliers or choose alternate technologies; and government support of other technologies (e.g., GSM) or our competitors. In addition, our competitors may have established more extensive relationships with indigenous distribution and original equipment manufacturer companies in developing territories (e.g., China). These relationships may affect customers’ decisions to purchase products or license technology from us. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share to our detriment.
We may face competition throughout the world with new technologies and services introduced in the future as additional competitors enter the business for products based on 3G standards, OFDMA-based technologies or other technologies. Although we intend to continue to develop improvements to existing technologies, as well as potential new technologies, there may be a continuing competitive threat from companies introducing alternative versions of technologies. It is also possible that the price we charge for our products and services may continue to decline as competition continues to intensify.
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
Standards bodies have been informed that we hold patents that might be essential for all 3G standards that are based on CDMA. We have committed to such standards bodies that we will offer to license our essential patents for these CDMA standards on a fair and reasonable basis free from unfair discrimination. We have also informed standards bodies that we hold patents that might be essential for certain standards that are based on OFDMA technology (e.g., 802.16e, 802.16m and LTE (including FDD and TDD versions)) and have committed to offer to license our essential patents for these OFDMA standards on a fair and reasonable basis free from unfair discrimination.
Since our founding in 1985, we have focused heavily on technology development and innovation. These efforts have resulted in a leading intellectual property portfolio related to, among other things, wireless technology. Because all commercially deployed forms of CDMA and their derivatives require the use of our patents, our patent portfolio is the most widely and extensively licensed portfolio in the industry with over 200 licensees. Over the years a number of companies have challenged our patent position but at this time most, if not all, companies in the industry recognize that any company seeking to develop, manufacture and/or sell products that use CDMA technologies will require a license or other rights to use our patents.
As part of our strategy to generate licensing revenues that continue to support our research and development investments and support worldwide adoption of our CDMA technology, we provide rights to design, manufacture and sell products utilizing certain portions of our intellectual property to other companies, including those companies listed on our Internet site

(www.qualcomm.com).
In all cases, we have licensed or otherwise provided rights to use our patented technologies to interested companies on terms that are fair, reasonable and free from unfair discrimination. Unlike some other companies in our industry that hold back certain key technologies, we offer interested companies essentially our entire patent portfolio for use in cellular subscriber devices and cell site infrastructure equipment. Our strategy to make our patented technologies broadly available has been a catalyst for industry growth, helping to enable a wide range of companies offering a broad array of wireless products and features while driving down average and low-end selling prices for 3G handsets and other wireless devices. By licensing or otherwise providing rights to a wide range of equipment manufacturers, encouraging innovative applications, supporting equipment manufacturers with integrated chipset and software products, and focusing on improving the efficiency of the airlink for wireless operators, we have helped 3G CDMA evolve, grow and reduce device pricing all at a faster pace than the second generation technologies that preceded it (e.g., GSM).
Under our subscriber, infrastructure and test equipment license agreements, licensees are generally required to pay us a fixed license fee as well as ongoing royalties based on a percentage of the wholesale (i.e., licensee’s) selling price, net of certain permissible deductions (e.g., certain shipping costs, packing costs, VAT, etc.), of each licensed product and/or a fixed per unit amount. License fees are paid in one or more installments, while royalties generally are payable based on sales throughout the life of the licensed patents. Our licensing terms are reasonable and fair to the companies that benefit from our intellectual property and provide significant incentives for others to invest in CDMA applications, as evidenced by the significant growth in the CDMA portion of the wireless industry and the number of CDMA participants. Our license agreements generally provide us rights to use certain of our licensees’ technology and intellectual property rights to manufacture and sell certain components (e.g., Application-Specific Integrated Circuits) and related software, subscriber units and/or infrastructure equipment. In most cases, our use of our licensees’ technology and intellectual property does not require us to pay royalties based on the sale of our products. However, under some of the licenses, if we incorporate certain of the licensed technology or intellectual property into certain products, we are obligated to pay royalties on the sale of such products.
Corporate Responsibility
At Qualcomm, we realize we have a significant role to play as we strive to better both our local and global communities through ethical business practices, socially empowering technology applications, educational and environmental programs and employee diversity and volunteerism.

•
Global Social Responsibility. We are committed to growing strategic relationships with a wide range of local organizations and programs that develop and strengthen communities worldwide. We believe that involvement with charitable organizations is an important way for our employees to develop as professionals and as citizens.

•	Diversity. We foster an inclusive work environment globally and are committed to advancing opportunities for all employees and encouraging diversity through the workforce.

•
Environmental Health and Safety. We take a proactive approach in our injury prevention programs and techniques that contribute to a better environment for our local communities as well as our employees.

•	Corporate Sustainability. We are committed to energy efficiency, renewable energy, water conservation and sustainable best practices to reduce our carbon footprint.

•
Wireless Reach. We believe access to advanced wireless voice and data services improves people’s lives. Our Wireless Reach initiative supports programs and solutions that bring the benefits of connectivity to underserved communities globally. By working with partners, Wireless Reach projects create new ways for people to communicate, learn, access health care, sustain the environment and reach global markets.

Employees
At September 25, 2011, we employed approximately 21,200 full-time, part-time and temporary employees. During fiscal 2011, the number of employees increased by approximately 3,700 primarily due to a 2,000 increase resulting from various acquisitions and a 1,700 increase in engineering resources as a result of internal growth.
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
Executive Officers
Our executive officers (and their ages at September 25, 2011) are as follows:
Paul E. Jacobs, age 48, has served as Chairman of the Board of Directors since March 2009, as a director since June 2005 and as Chief Executive Officer since July 2005. He served as Group President of the Qualcomm Wireless & Internet (QWI) Group from July 2001 to June 2005. In addition, he served as Executive Vice President from February 2000 to June 2005. Dr. Jacobs has been a director of A123 Systems, Inc., a lithium-ion battery developer and manufacturer, since November 2002. Dr. Jacobs holds a B.S. degree in Electrical Engineering and Computer Science, an M.S. degree in Electrical Engineering and a Ph.D. degree in Electrical Engineering and Computer Science from the University of California, Berkeley. Dr. Paul Jacobs is the son of Dr. Irwin Mark Jacobs, a director of the Company.
Steven R. Altman, age 50, has served as President since July 2005. He served as Executive Vice President from November 1997 to June 2005 and as President of Qualcomm Technology Licensing (QTL) from September 1995 to April 2005. Effective November 14, 2011, Mr. Altman will become Vice Chairman. Mr. Altman holds a B.S. degree in Political Science and Administration from Northern Arizona University and a J.D. from the University of San Diego.
Derek K. Aberle, age 41, has served as Executive Vice President and President of QTL since September 2008. From October 2006 to September 2008, he served as Senior Vice President and General Manager of QTL. Mr. Aberle joined Qualcomm in December 2000 and prior to October 2006 held positions ranging from Legal Counsel to Vice President and General Manager of QTL. Effective November 14, 2011, Mr. Aberle will become Group President. Mr. Aberle holds a B.A. degree in Business Economics from the University of California, Santa Barbara and a J.D. from the University of San Diego.
Andrew M. Gilbert, age 48, has served as Executive Vice President, European Innovation Development at Qualcomm since January 2011. He served as Executive Vice President and President of Qualcomm Europe from September 2010 to January 2011, Executive Vice President and President of Qualcomm Internet Services (QIS) and Qualcomm Europe from May 2009 to September 2010, Executive Vice President and President of QIS, MediaFLO Technologies (MFT) and Qualcomm Europe from January 2008 to May 2009, as Senior Vice President and President of Qualcomm Europe from November 2006 to January 2008 and as President of Qualcomm Europe from February 2006 to November 2006. Mr. Gilbert joined Qualcomm in January 2006 as Vice President of Qualcomm Europe. Prior to joining Qualcomm, he served as Vice President and General Manager of Flarion Technologies’ European, Middle Eastern and African regions from May 2002 to January 2006.
Matthew S. Grob, age 45, has served as Executive Vice President and Chief Technology Officer since July 2011. He served as Senior Vice President, Engineering, from July 2006 to July 2011. Mr. Grob joined Qualcomm in August 1991 as an engineer and throughout his tenure at Qualcomm held several other technical and leadership roles. Mr. Grob holds a B.S. degree in Electrical Engineering from Bradley University, Peoria, Illinois and an M.S. degree in Electrical Engineering from Stanford University.
Margaret “Peggy” L. Johnson, age 49, has served as Executive Vice President and President of Global Market Development since January 2011. She served as Executive Vice President of the Americas and India from January 2008 to January 2011 and as Executive Vice President since December 2006. She served as President of MFT from December 2005 to January 2008 and as President of QIS from July 2001 to January 2008. She served as Senior Vice President and General Manager of QIS from September 2000 to July 2001. Ms. Johnson holds a B.S. degree in Electrical Engineering from San Diego State University.
William E. Keitel, age 58, has served as Executive Vice President since December 2003 and as Chief Financial Officer since February 2002. He previously served as Senior Vice President and Corporate Controller from May 1999 to February 2002. Mr. Keitel holds a B.A. degree in Business Administration from the University of Wisconsin and an M.B.A. from Arizona State University.
James P. Lederer, age 50, has served as Executive Vice President and General Manager of Qualcomm CDMA Technologies (QCT) since May 2009. He served as Executive Vice President, QCT Business Planning and Finance from May 2008 to May 2009, as Senior Vice President, QCT Finance from April 2005 to April 2008, as Vice President, Finance from July 2001 to April 2005 and as Senior Director, Finance from October 2000 to July 2001. Mr. Lederer joined Qualcomm in 1997 as Senior Manager, Corporate Finance. Mr. Lederer holds a B.S. degree in Business Administration (Finance/MIS) and an M.B.A. from the State University of New York at Buffalo.
Steven M. Mollenkopf, age 42, has served as Executive Vice President and Group President since September 2010. He served as Executive Vice President and President of QCT from August 2008 to September 2010, as Executive Vice President, QCT Product Management from May 2008 to July 2008, as Senior Vice President, Engineering and Product Management from July 2006 to May 2008 and as Vice President, Engineering from April 2002 to July 2006. Mr. Mollenkopf joined Qualcomm in 1994 as an engineer and throughout his tenure at Qualcomm held several other technical and leadership roles. Effective November 14, 2011, Mr. Mollenkopf will become President and Chief Operating Officer. Mr. Mollenkopf holds a B.S. degree in Electrical Engineering from Virginia Tech and an M.S. degree in Electrical Engineering from the University of Michigan.
Donald J. Rosenberg, age 60, has served as Executive Vice President, General Counsel and Corporate Secretary since October 2007. He served as Senior Vice President, General Counsel and Corporate Secretary for Apple Computer, Inc. from December 2006 to October 2007. From May 1975 to November 2006, Mr. Rosenberg held numerous positions at IBM Corporation, including Senior Vice President and General Counsel. Mr. Rosenberg holds a B.S. degree in Mathematics from the State University of New York at Stony Brook and a J.D. from St. John’s University School of Law.
Daniel L. Sullivan, age 60, has served as Executive Vice President of Human Resources since August 2001. He previously served as Senior Vice President of Human Resources from February 1996 to July 2001. Dr. Sullivan holds a B.S. degree in Communication from Illinois State University, an M.A. degree in Communication from West Virginia University and a Ph.D. in Communication from the University of Nebraska.
Jing Wang, age 49, has served as Executive Vice President and President of Global Business Operations since January 2011. He served as Executive Vice President and President of Asia Pacific, Middle East and Africa from January 2008 to January 2011. Mr. Wang previously served as Chairman, Qualcomm Asia Pacific from August 2006 to January 2008 and as Chairman, Qualcomm Greater China from March 2003 to August 2006. He joined Qualcomm as Senior Vice President in February 2001. Mr. Wang holds a B.A. degree in Literature from Anhui University, an LL.M from the People’s University of China, Department of Law, and an LL.M from the University of Virginia School of Law.
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
Risks Related to Our Businesses
Our revenues are dependent on the commercial deployment of technologies based on CDMA and OFDMA, among others, and upgrades of 2G, 3G and 3G/4G multimode wireless communications equipment, products and services based on these technologies.
We develop, patent and commercialize technology and products based on CDMA and OFDMA, among others. Our revenues are dependent upon the commercial deployment of these technologies and products and upgrades of 2G, 3G and 3G/4G multimode wireless communications equipment, products and services based on these technologies. Our business may be harmed, and our investments in these technologies may not provide us an adequate return if:

•	wireless operators delay moving 2G customers to 3G devices;

•	wireless operators delay 3G and/or 3G/4G multimode deployments, expansions or upgrades;

•
government regulators delay the reallocation of 2G spectrum to allow wireless operators to upgrade to 3G, which will restrict the expansion of 3G wireless connectivity, primarily outside of major population areas;

•	wireless operators are unable to drive improvements in 3G network performance and/or capacity;

•	LTE, an OFDMA-based wireless standard, is not widely deployed or commercial deployment is delayed; or

•	wireless operators and other industries using these technologies deploy other technologies.
Our business is dependent on our ability to increase our share of components sold and to continue to drive the adoption of our products and services into 3G, 3G/4G multimode and 4G wireless devices and networks. We are also dependent on the success of our customers, licensees and CDMA- and OFDMA-based wireless operators and other industries using our technologies, as well as the timing of their deployment of new services, and they may incur lower gross margins on products or services based on these technologies than on products using alternative technologies as a result of greater competition or other factors. If commercial deployment of these technologies, upgrade of 2G subscribers to 3G devices and upgrades to 3G, 3G/4G multimode or 4G wireless communications equipment, products and services based on these technologies do not continue or are delayed, our revenues could be negatively impacted, and our business could suffer.
Our licensing revenues can be impacted by the deployment of other technologies in place of technologies based on CDMA, OFDMA and their derivatives or by the need to extend certain existing license agreements to cover additional later patents.
Although we own a very strong portfolio of issued and pending patents related to GSM, GPRS, EDGE, OFDM, OFDMA, WLAN and Multiple Input, Multiple Output (MIMO) technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing income as our CDMA licensing program. Many wireless operators are investigating or have selected LTE (or to a lesser extent WiMAX) as next-generation technologies for deployment in existing or future spectrum bands as complementary to their existing CDMA-based networks. Although we believe that our patented technology is essential and useful to implementation of the LTE and WiMAX industry standards and have granted royalty-bearing licenses to 13 companies (including LG, Nokia and Samsung) to make and sell products implementing those standards but not implementing 3G standards, the royalty rates for such products are generally lower than our royalty rates for 3G products (whether or not such 3G products also incorporate a LTE or WiMAX mode of operation), and therefore, we might not achieve the same licensing revenues on such LTE or WiMAX products as on CDMA-based or multimode CDMA/OFDMA-based products.
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
Continued volatility in capital markets or a future decline in global economic conditions, particularly in geographic regions with high customer concentrations, could have adverse, wide-ranging effects on demand for our products and for the products of our customers, particularly wireless communications equipment manufacturers or others in the wireless industry who buy their products, such as wireless operators. Any prolonged financial or economic crisis may result in a downturn in demand for our products or technology; the insolvency of key suppliers resulting in product delays; delays in reporting and/or payments from our licensees and/or customers; failures by counterparties; and negative effects on wireless device inventories. In addition, our direct and indirect customers’ ability to purchase or pay for our products and services, obtain financing and upgrade wireless networks could be adversely affected by economic conditions, leading to cancellation or delay of orders for our products.
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
Our industry is subject to rapid technological change, and we must make substantial investments in new products, services and technologies to compete successfully. Technological innovations generally require a substantial investment before they are commercially viable. We intend to continue to make substantial investments in developing new products and technologies, and it is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues. Our products, services and technologies face significant competition, and the revenues generated or the timing of their deployment, which may be dependent on the actions of others, may not meet our expectations. Competition in the communications industry is affected by various factors that include, among others: evolving industry standards; evolving methods of transmission for voice and data communications; networking; value-added features that drive replacement rates and selling prices; turnkey, integrated product offerings that incorporate hardware, software, user interface and applications; scalability and the ability of the system technology to meet customers’ immediate and future network requirements.
Our future success will depend on, among other factors, our ability to:

•
increase demand for our integrated circuit products and drive their adoption across a broad spectrum of devices, such as smartphones and tablets, and into new areas of wireless connectivity, including gaming, wireless charging and the connected home;

•	strengthen our integrated circuit product roadmap for, and develop channel relationships in, emerging geographic regions requiring turnkey product offerings for low-end smartphones;

•	be a preferred partner for operating system platforms, such as Android and Windows Phone, and effectively commercialize Windows 8 on ARM processor-equipped devices;

•
focus our service businesses on key opportunities, such as eHealth and machine-to-machine technologies (allowing both wireless and wired systems to communicate with other devices), among others, that create standalone value and/or contribute to the success of our other businesses;

•	be a leader in the 4G technology evolution, including expansion of our LTE (and WiMAX) single mode licensing program and timely introduction of 4G turnkey, integrated products and services; and

•	succeed in significant foreign regions, such as China, India and Europe.
Companies that promote WWAN (Wireless Wide Area Network) technologies that are neither CDMA- nor OFDMA-based (e.g., GSM) and companies that design integrated circuits based on CDMA, OFDMA or their derivatives are generally competitors or potential competitors. Examples (some of whom are strategic partners of ours in other areas) include Broadcom, CSR plc, Freescale, Fujitsu, Intel, Lantiq, Marvell Technology, Mediatek, nVidia, Renesas Electronics, Spreadtrum Communications, ST-Ericsson (a joint venture between Ericsson Mobile Platforms and ST-NXP Wireless), Texas Instruments and VIA Telecom. Many of these current and potential competitors have advantages over us that include, among others: motivation by our customers in certain circumstances to find alternate suppliers; foreign government support of other technologies; and more extensive relationships with indigenous distribution and original equipment manufacturer companies in developing territories (e.g., China).
Certain of our and our suppliers’ software may contain or may be derived from “open source” software, and we have seen, and believe we will continue to see, an increase in customers requesting that we develop products, including software associated with our chipsets, that will incorporate open source software elements and operate in an open source environment, which, under certain open source licenses, may offer accessibility to a portion of a product’s source code and may expose related intellectual property to adverse licensing conditions. Licensing of such software may impose certain obligations on us if we were to distribute derivative works of the open source software. For example, these obligations may require us to make source code for the derivative works available to our customers in a manner that allows them to make such source code available to their customers, or license such derivative works under a particular type of license that is different than what we customarily use to license our software. Developing open source products, while adequately protecting the intellectual property rights upon which our licensing business depends, may prove burdensome and time-consuming under certain circumstances, thereby placing us at a competitive disadvantage for new product designs. Also, our use and our customers’ use of open source software may subject our products and our customers’ products to governmental scrutiny and delays in product certification, which could cause customers to view our products as less desirable than our competitors’ products. While we believe we have taken appropriate steps and employed adequate controls to protect our intellectual property rights, our use of open source software presents risks that could have an adverse effect on these rights and on our business.
Competition may reduce average selling prices for our chipset products and the products of our customers and licensees. Reductions in the average selling prices of our licensees’ products, unless offset by an increase in volumes, generally result in reduced total royalties payable to us. We anticipate that additional competitors will introduce products as a result of growth opportunities in wireless communications, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in selected segments of the industry.
We derive a significant portion of our consolidated revenues from a small number of customers and licensees. If revenues derived from these customers or licensees decrease, our operating results could be negatively affected.
Our QCT segment derives a significant portion of revenues from a small number of customers. The loss of any one of our QCT segment’s significant customers or the delay, even if only temporary, or cancellation of significant orders from any of these customers would reduce our revenues in the period of the delay or cancellation and harm our ability to achieve or sustain expected operating results. Accordingly, unless and until our QCT segment diversifies and expands its customer base, our future success will largely depend upon the timing and size of any future purchase orders from these customers.
Although we have more than 200 licensees, our QTL segment derives a significant portion of licensing revenues from a limited number of licensees. Our future success depends upon the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain customer acceptance. We have little or no control over the sales efforts of our licensees, and our licensees might not be successful. Reductions in the average selling price of wireless devices sold by our major licensees, without a sufficient increase in the volumes of such devices sold, could have an adverse effect on our revenues.
Efforts by some communications equipment manufacturers or their customers to avoid paying fair and reasonable royalties for the use of our intellectual property may create uncertainty about our future business prospects, may require the investment of substantial management time and financial resources, and may result in legal decisions and/or actions by foreign governments, Standards Development Organizations (SDOs) or other industry groups that harm our business.
A small number of companies, in the past, have initiated various strategies in an attempt to renegotiate, mitigate and/or eliminate their need to pay royalties to us for the use of our intellectual property in order to negatively affect our business model and that of our other licensees. These strategies have included (i) litigation, often alleging infringement of patents held by such companies, patent misuse, patent exhaustion and patent and license unenforceability, or some form of unfair competition, (ii) taking positions contrary to our understanding of their contracts with us, (iii) appeals to governmental authorities, (iv) collective action, including working with wireless operators, standards bodies, other like-minded companies and other organizations, on both formal and informal bases, to adopt intellectual property policies and practices that could have the effect of limiting returns on intellectual property innovations, and (v) lobbying with governmental regulators and elected officials for the purpose of seeking the imposition of some form of compulsory licensing and/or to weaken a patent holder’s ability to enforce its rights or obtain a fair return for such rights.
Some companies or entities have proposed significant changes to existing intellectual property policies for implementation by SDOs and other industry organizations, some of which would require a maximum aggregate intellectual property royalty rate for the use of all essential patents owned by all of the member companies to be applied to the selling price of any product implementing the relevant standard. They have further proposed that such maximum aggregate royalty rate be apportioned to each member company with essential patents based upon the number of essential patents held by such company. A number of these strategies are purportedly based on interpretations of the policies of certain SDOs concerning the licensing of patents that are or may be essential to industry standards and our alleged failure to abide by these policies. Others have made proposals that could severely limit damage awards and other remedies by courts for patent infringement. There is a risk that relevant courts or governmental agencies will interpret some or all of those proposals in a manner adverse to our interests. If such proposals and strategies continue and are successful in the future, our business model would be harmed, either by artificially limiting our return on investment with respect to new technologies or forcing us to work outside of the SDOs or such other industry groups to promote our new technologies, and our results of operations could be negatively impacted. As well, the legal and other costs associated with defending our position have been and continue to be significant. We assume that such challenges regardless of their merits will continue into the foreseeable future and may require the investment of substantial management time and financial resources to explain and defend our position.
Other companies or entities have commenced, and may again commence, actions seeking to establish the invalidity of one or more of our patents. In the event that one or more of our patents are challenged, a court may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If our key patents are invalidated, or if the scope of the claims in any of these patents is limited by court decision, we could be prevented from licensing the invalidated or limited portion of such patents. Such adverse decisions, depending upon their extent, could negatively impact our revenues. Even if such a patent challenge is not successful, it could be expensive and time consuming to address, divert management attention from our business and harm our reputation.
The enforcement and protection of our intellectual property rights may be expensive, could fail to prevent misappropriation or unauthorized use of our proprietary intellectual property rights or could result in the loss of our ability to enforce one or more patents.
We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes, including our patent portfolio. Policing unauthorized use of our products, technologies and proprietary information is difficult and time consuming. We cannot be certain that the steps we have taken, or may take in the future, will prevent the misappropriation or unauthorized use of our proprietary information and technologies, particularly in foreign countries where the laws may not protect our proprietary intellectual property rights as fully or as readily as United States laws. We cannot be certain that the laws and policies of any country, including the United States, or the practices of any of the standards bodies, foreign or domestic, with respect to intellectual property enforcement or licensing or the adoption of standards, will not be changed in a way detrimental to our licensing program or to the sale or use of our products or technology. We may have difficulty in protecting or enforcing our intellectual property rights and/or contracts in a particular foreign jurisdiction, including: challenges to our licensing practices under such jurisdictions’ competition laws; adoption of mandatory licensing provisions by foreign jurisdictions (either with controlled/regulated royalties or royalty free); failure of foreign courts to recognize and enforce judgments of contract breach and damages issued by U.S. courts; and challenges pending before foreign competition agencies to the pricing and integration of additional features and functionality into our wireless chipset products.
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
Claims by other companies that we infringe their intellectual property could adversely affect our business.

From time to time, companies have asserted, and may again assert, patent, copyright and other intellectual property rights against our products or products using our technologies or other technologies used in our industry. These claims have resulted and may again result in our involvement in litigation. We may not prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products were found to infringe on another company’s intellectual property rights, we could be subject to an injunction or required to redesign our products, which could be costly, or to license such rights and/or pay damages or other compensation to such other company. If we were unable to redesign our products, license such intellectual property rights used in our products or otherwise distribute our products through a licensed supplier, we could be prohibited from making and selling such products. In any potential dispute involving other companies’ patents or other intellectual property, our chipset foundries, semiconductor assembly and test providers and customers could also become the targets of litigation. We are contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent infringement by products or services sold or provided by us. Reimbursements under indemnification arrangements could have an adverse effect on our results of operations. Furthermore, any such litigation could severely disrupt the supply of our products and the businesses of our chipset customers and their wireless operator customers, which in turn could hurt our relationships with them and could result in a decline in our chipset sales and/or reductions in our licensees’ sales, causing a corresponding decline in our chipset and/or licensing revenues. Any claims, regardless of their merit, could be time consuming to address, result in costly litigation, divert the efforts of our technical and management personnel or cause product release or shipment delays, any of which could have an adverse effect upon our operating results.
We expect that we may continue to be involved in litigation and may have to appear in front of administrative bodies (such as the U.S. International Trade Commission) to defend against patent assertions against our products by companies, some of whom are attempting to gain competitive advantage or leverage in licensing negotiations. We may not be successful in such proceedings, and if we are not, the range of possible outcomes includes everything from royalty payment to an injunction on the sale of certain of our chipsets (and on the sale of our customers’ devices using our chipsets). Any imposition of royalty payments might make purchases of our chipsets less economical for our customers. A negative outcome in any such proceeding could severely disrupt the business of our chipset customers and their wireless operator customers, which in turn could harm our relationships with them and could result in a decline in our share of worldwide chipset sales and/or a reduction in our licensees’ sales to wireless operators, causing corresponding declines in our chipset and/or licensing revenues.
A number of other companies have claimed to own patents essential to various CDMA standards, GSM standards and OFDMA standards or implementations of systems based on such standards. If we or other product manufacturers are required to obtain additional licenses and/or pay royalties to one or more of such other patent holders, this could have an adverse effect on the commercial implementation of our CDMA, GSM, OFDMA or multimode products and technologies, demand for our licensees’ products and our results of operations.
Our earnings and stock price are subject to substantial quarterly and annual fluctuations and to market downturns.
The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. Factors that may have a significant impact on the market price of our stock include, among others:

•	volatility of the stock market in general and technology-based companies in particular that is often unrelated to the operating performance of any specific public company;

•	announcements concerning us or our competitors, including the selection of wireless communications technology by wireless operators and the timing of the roll-out of those systems;

•	international developments, such as technology mandates, political developments or changes in economic policies;

•	changes in recommendations of securities analysts;

•	proprietary rights or product or patent litigation against us or against our customers or licensees;

•	strategic transactions, such as spin-offs, acquisitions and divestitures;

•	unexpected and/or significant changes in the average selling price of our licensees’ products and our products;

•	unresolved disputes with licensees that result in non-payment and/or non-recognition of royalty revenues that may be owed to us; or

•	rumors or allegations regarding our financial disclosures or practices.
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
Changes in financial market volatility and liquidity may result in declines in the value and performance of our significant portfolio of marketable securities. Net investment income could vary depending on the gains or losses realized on the sale or exchange of securities, impairment charges related to marketable securities and other investments, changes in interest rates and changes in fair values of derivative instruments.
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
We depend on a limited number of third-party suppliers for our procurement, manufacture and testing of product inventories. If these third-party suppliers fail to meet our needs, or if there are any disruptions in the operations of, or a loss of, any of these third-party suppliers, it could harm our ability to meet our delivery obligations to our customers, reduce our revenues, increase our cost of sales and harm our business.
We purchase raw materials, component parts, subassemblies and specialized manufacturing equipment from our suppliers and contract with separate suppliers for probe, assembly, test and other services in the manufacture of our product inventories. A reduction, interruption or delay in our product supply source, a failure by our suppliers to allocate adequate manufacturing or test capacity to our products or their inability to react to shifts in product demand or an increase in raw material or component prices could have an adverse effect on our ability to meet customer demands, our business and/or our profitability. The loss of a significant supplier or the inability of a supplier to meet performance and quality specifications or delivery schedules could harm our ability to meet our delivery obligations to our customers and negatively impact our revenues and business operations. In the event of a loss of, or a decision to change, a supplier, qualifying a new foundry supplier and commencing volume production or testing could cause us to incur additional expense and production delays, resulting in possible loss of customers.
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
  QCT Segment. Although we have entered into long-term contracts with our suppliers, these contracts generally do not provide for long-term capacity commitments, except as may be provided in a particular purchase order that has been accepted by our supplier. To the extent that we do not have firm commitments from our suppliers over a specific time period, or for any specific quantity, our suppliers may allocate, and in the past have allocated, capacity to the production and testing of products for their other customers while reducing capacity to manufacture or test our products. Accordingly, capacity for our products may not be available when we need it or available at reasonable prices. We have experienced capacity limitations from our suppliers, which resulted in supply constraints and our inability to meet certain customer demand. The timely readiness of our foundry suppliers to support transitions to smaller geometry process technologies could also impact our ability to meet customer demand and may subject us to the risk of excess inventories. If we experience these or other supply constraints in the future, we may not be able to meet customer demand, and our revenues and results of operations could suffer.
     QMT Division. Our QMT division needs to further develop its business relationships with raw materials and component supply partners to support the manufacture of IMOD displays and/or modules in commercial volumes. We depend on certain raw materials, components, and specialized manufacturing equipment, primarily from suppliers in Taiwan, Japan and South Korea, to produce our IMOD display panels, and we may not be able to obtain sufficient quantities and acceptable quality of raw materials, components and equipment in the future to support commercial production. The effect of these supplier-related risks could negatively impact the adoption of the IMOD technology.
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
Achieving the anticipated benefits of business acquisitions, such as our recent acquisition of Atheros, depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, including, among others: retaining key employees; successfully integrating new employees, business systems and technology; retaining customers and suppliers of the acquired business; minimizing the diversion of management’s attention from ongoing business matters; coordinating geographically separate organizations; consolidating research and development operations; and consolidating corporate and administrative infrastructures. We may not derive any commercial value from acquired technology, products and intellectual property or from future technologies and products based on the acquired technology and/or intellectual property, and we may be subject to liabilities that are not covered by indemnification protection we may obtain. Additionally, we may not be successful in expanding into geographic regions and/or categories of products served by or adjacent to an acquired business and in addressing potential new opportunities that may arise out of the combination. Due to our inexperience with products and/or geographic regions served by acquired businesses, we may overestimate the benefits, including product and other synergies and growth opportunities that we expect to realize, and we may fail to achieve them. For example, Atheros’ business has focused on LAN connectivity and products for WLAN (also referred to as WiFi) and other technologies primarily for networking, computing and other consumer electronic devices. We may not realize the expected return on our investment in Atheros if we do not effectively execute upon the product and business strategies and/or other opportunities created by the acquisition.
Our QMT division’s business does not currently generate operating income and may not succeed or its operating results may not meet our expectations.
While we continue to believe our QMT division’s IMOD displays will offer compelling advantages to users of displays, other technologies may continue to improve in ways that reduce the advantages we anticipate from our IMOD displays. Sales of flat panel displays are currently dominated, and we believe will likely continue to be dominated for some time, by displays based on liquid crystal display (LCD) technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of, LCDs. Additionally, several other flat panel display technologies have been, or are being, developed, including technologies for the production of organic light-emitting diode (OLED), field emission, inorganic electroluminescence, gas plasma and vacuum fluorescent displays. In each case, advances in LCD or other flat panel display technologies could result in technologies that are more cost effective, have fewer display limitations or can be brought to market faster than our IMOD technology. These advances in competing technologies might cause device manufacturers to avoid entering into commercial relationships with us or to not renew planned or existing relationships with us.
We may not evolve our QMT division into a successful display-based subsystem provider if we are unable to cost-effectively manufacture and commercialize our IMOD display product. We are constructing a new facility in Taiwan to manufacture our IMOD display product. We may experience unforeseen difficulties, delays or defects upon volume production and broad deployment of this product. Delays in the commercial launch of our IMOD display product could result from delays in facility construction, delivery of specialized test equipment and numerous other factors. In addition, we have limited experience in the display business, and we may be unsuccessful in selling our IMOD display product. Our QMT division had $806 million in assets (including $136 million in goodwill) at September 25, 2011. If we do not expect to achieve or do not achieve adequate market penetration with our IMOD display technology, our assets may become impaired, negatively impacting our operating results, and we may not meet future earnings projections related to this business.
Currency fluctuations could negatively affect future product sales or royalty revenues, harm our ability to collect receivables or increase the U.S. dollar cost of the activities of our foreign subsidiaries and international strategic investments.
Our international customers sell their products throughout the world in various currencies. Consolidated revenues from international customers as a percentage of total revenues were greater than 90% in the last three fiscal years. We are exposed to risk from fluctuations in currencies that could negatively affect our operating results. Adverse movements in currency exchange rates may negatively affect our business due to a number of situations, including the following, among others:

•	Our products and those of our customers and licensees that are sold outside the United States may become less price-competitive as a result of adverse currency fluctuations;

•
Certain of our revenues, such as royalties, are derived from licensee or customer sales that are denominated in foreign currencies. Weakening of currency values versus the U.S. dollar in selected regions could reduce our revenues and cash flows;

•	We may engage in foreign exchange hedging transactions that could affect our cash flows and results of operations because they may require the payment of structuring fees, limit the U.S. dollar value of royalties from licensees’ sales that are denominated in foreign currencies, cause earnings volatility if the hedges do not qualify for hedge accounting and expose us to counterparty risk if the counterparty fails to perform;

•	Our loans payable are denominated in Indian rupees. If the U.S. dollar weakens, additional cash may be required to settle this obligation and the related interest;

•	Currency exchange rate fluctuations may reduce the U.S. dollar value of our marketable securities that are denominated directly or indirectly in foreign currencies; and

•	Certain suppliers may price goods in currencies other than the U.S. dollar. A weakening dollar would result in higher than expected costs for these goods.
Failures in our products and services or in the products of our customers, including those resulting from security vulnerabilities, defects or errors, could harm our business.
The use of devices containing our products to access untrusted content creates a risk of exposing the system software in those devices to viral or malicious attacks. While we continue to expand our focus on this issue and are taking measures to safeguard our products from cybersecurity threats, device capabilities continue to evolve in a 3G/4G environment, enabling more data and processes, such as mobile computing, and risks that security failures will occur are increasing. Our products are inherently complex and may contain defects or errors that are detected only when the products are in use. For example, as our chipset product complexities increase, we are required to migrate to integrated circuit technologies with smaller geometric feature sizes. The design process interface issues are more complex as we enter into these new domains of technology, which adds risk to yields and reliability. Manufacturing, testing, marketing and use of our products and those of our customers and licensees entail the risk of product liability. Because our products and services are responsible for critical functions in our customers’ products and/or networks, security failures, defects or errors in our components, materials or software or those used by our customers could have an adverse impact on us, on our customers and on the end users of their products. Such adverse impact could include product liability claims or recalls, a decrease in demand for connected devices and wireless services, damage to our reputation and to our customer relationships, and other financial liability or harm to our business.
Our business and operations could suffer in the event of security breaches.
Attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated and are sometimes successful. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any security breach results in inappropriate disclosure of our customers' or licensees' confidential information, we may incur liability as a result. In addition, we expect to devote additional resources to the security of our information technology systems.
Potential tax liabilities could adversely affect our results of operations.
We are subject to income taxes in the United States and in numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes. Although we believe that our tax estimates are reasonable, the final determination of tax audits and any related litigation could materially differ from amounts reflected in historical income tax provisions and accruals. In such case, our income tax provision and results of operations in the period or periods in which that determination is made could be negatively affected.
Tax rules may change in a manner that adversely affects our future reported financial results or the way we conduct our business. For example, we consider the operating earnings of certain non-United States subsidiaries to be indefinitely invested outside the United States based on estimates that future domestic cash generation will be sufficient to meet future domestic cash needs for at least the next 12 months and the foreseeable future. No provision has been made for United States federal and state or foreign taxes that may result from future remittances of undistributed earnings of our foreign subsidiaries. Our future financial results and liquidity may be adversely affected if tax rules regarding unrepatriated earnings change, if domestic cash needs require us to repatriate foreign earnings, or if the United States international tax rules change as part of comprehensive tax reform or other tax legislation.
If wireless devices pose safety risks, we may be subject to new regulations, and demand for our products and those of our customers and licensees may decrease.
Concerns over the effects of radio frequency emissions continue. Interest groups have requested that the FCC investigate claims that wireless communications technologies pose health concerns and cause interference with airbags, hearing aids and medical devices. Concerns have also been expressed over, and state laws have been enacted to mitigate, the possibility of safety risks due to a lack of attention associated with the use of wireless devices while driving. Legislation that may be adopted in response to these concerns or adverse news or findings about safety risks could reduce demand for our products and those of our licensees and customers in the United States as well as in foreign countries.
We are subject to government regulations. Our business may suffer as a result of changes in laws or regulations, our failure or inability to comply with laws or regulations or adverse rulings in enforcement or other proceedings.
National, state and local environmental laws and regulations affect our operations around the world. These laws may make it more expensive to manufacture, have manufactured and sell products. It may also be difficult to comply with laws and regulations in a timely manner, and we may not have compliant products available in the quantities requested by our customers, which may have an adverse impact on our results of operations. There is also the potential for higher costs driven by environmental regulations. Our costs could increase if our vendors (e.g., third-party manufacturers or utility companies) pass on their costs to us.
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
Our products and services, and those of our customers and licensees, are subject to various regulations, including FCC regulations in the United States and other international regulations, as well as the specifications of international, national and regional standards bodies. The adoption of new laws or regulations, changes in the regulation of our activities, or exclusion or limitation of our technology or products by a government or standards body, could have an adverse effect on our business, including, among other factors, changes in laws, policies, practices or enforcement affecting trade, foreign investments, licensing practices, spectrum license issuance, adoption of standards, the provision of wireless device subsidies by wireless operators to their customers, taxation, environmental protection, loans and employment.
We hold licenses to use spectrum in the United States and the United Kingdom. All of these licenses are subject to a variety of ongoing regulatory proceedings in these respective countries. Additionally, certain of our licenses in the United States are subject to FCC minimum build-out requirements to be met at various dates beginning in June 2013. In the event that we fail to meet a FCC build-out requirement for a given license, the FCC can impose sanctions, including a monetary fine, a reduction in our licensed territory and/or revocation of our license.
On December 20, 2010, we announced that we have agreed to sell substantially all of our United States spectrum licenses to AT&T, subject to the satisfaction of customary closing conditions, including approval by the FCC. We, together with AT&T, filed an application for approval of the sale with the FCC on January 13, 2011. On August 8, 2011, the Chief of the FCC Wireless Telecommunications Bureau sent a letter to us and AT&T stating that the FCC had decided to coordinate its review of our transaction with its review of the proposed merger of AT&T and T-Mobile USA, although the FCC reserved the right to treat the two transactions independently at a later date, and the FCC declined to formally consolidate its proceedings over the two transactions. Our application remains pending before the FCC. Our agreement with AT&T terminates on January 13, 2012; however, we or AT&T can extend the agreement for another 90 days thereafter if the FCC approval has not been received by then. We may not receive FCC approval before the agreement expires. If we do receive FCC approval before the agreement expires, the FCC could impose conditions on its approval. Depending on the conditions imposed, AT&T may not be obligated to close the sale in light of the conditions. If we do not receive FCC approval for the sale of these licenses pursuant to this agreement or if the sale does not close because of the conditions imposed by the FCC on its approval, we may not be able to obtain a comparable price from another party, enter into a transaction that would obtain FCC approval or meet the applicable build-out requirements for those licenses.
In June 2010, we won a 20 MHz slot of Broadband Wireless Access (BWA) spectrum in four regions (known as telecom circles) in India as a result of the completion of the BWA spectrum auction for which we made a $1.1 billion payment ($994 million at September 25, 2011). We created four wholly-owned subsidiaries, and on August 9, 2010, each subsidiary filed an application to obtain a license to operate a wireless network on this spectrum for one of the respective regions. Thereafter, two Indian companies each acquired 13% of each subsidiary. On September 21, 2011, we received a letter dated September 7, 2011 from the Government of India’s Department of Telecommunications (DoT) (the DoT Letter) notifying us that our applications had been rejected based on its conclusion that the applications were filed after the deadline and that we were restricted to filing one application rather than four. On September 27, 2011, we filed a petition with the Telecom Disputes Settlement and Appellate Tribunal (TDSAT) seeking to overturn the DoT Letter. On September 28, 2011, the TDSAT issued an order granting us interim relief, pending a final determination of our case, directing the DoT to (i) not issue the spectrum that has been earmarked to us to anyone else and (ii) not forfeit or appropriate the payment that we made for the spectrum. On October 10, 2011, one of our subsidiaries received a letter from the DoT offering to issue it a license that would cover all of India, including the four regions for which we won spectrum at the June 2010 auction, assuming that the subsidiary met certain requirements by

November 9, 2011. On October 18, 2011, the subsidiary submitted to the DoT a letter accepting the DoT’s offer, requesting issuance of a license as soon as possible after certain requirements are met, and stating that upon issuance of the license, our three other subsidiaries would merge into the subsidiary that had been granted a license. On October 19, 2011, the DoT filed a reply to our September 27, 2011 petition with the TDSAT. In its reply, the DoT stated that upon issuance of a license, our subsidiary could apply for assignment of the spectrum, and at that time, the DoT would decide whether to grant the requested assignment and whether our applications for licenses were timely filed in accordance with its rules. On October 20, 2011, the TDSAT conducted a second hearing on our case. At the conclusion of the hearing, the TDSAT ordered the DoT to clarify the aforementioned statements in its October 19, 2011 reply in light of its October 10, 2011 offer. The TDSAT scheduled another hearing for November 8, 2011. If we do not ultimately prevail, our subsidiary may not receive a license or an assignment of the spectrum that we won in the auction; and in either of those events, our payment for the spectrum may not be returned.
Also in connection with the BWA spectrum acquisition, each of the subsidiaries entered into loan agreements with multiple banks that define certain events as events of default, including, among other things, if certain government authorizations are revoked, terminated, withdrawn, suspended, modified or withheld. If the DoT’s rejection of our license applications were to be considered an event of default, the bank lenders could declare the loans due and payable immediately. We have received waivers from each of the bank lenders related to this matter until at least April 1, 2012, conditioned upon our continuing to pursue our legal rights in this matter, and agreeing that any default will be deemed cured under certain circumstances, including if one of the relevant subsidiaries is granted the license and the other three are pursuing a merger into the subsidiary that has been offered a license.
Changing laws, regulations and standards relating to corporate governance, public disclosure and health care may create uncertainty regarding compliance matters. New or changed laws, regulations and standards are subject to varying interpretations in many cases, and their application in practice may evolve over time. As a result, our efforts to comply may fail, particularly if there is ambiguity as to how they should be applied in practice. Evolving interpretations of new or changed legal requirements may cause us to incur higher costs as we revise current practices, policies and/or procedures and may divert management time and attention to compliance activities.
We may not be able to attract and retain qualified employees.
Our future success depends largely upon the continued service of our board members, executive officers and other key management and technical personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified personnel. In addition, implementing our product and business strategy requires specialized engineering and other talent, and our revenues are highly dependent on technological and product innovations. The market for such specialized engineering and other talented employees in our industry is extremely competitive. In addition, existing immigration laws make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the United States, making the pool of available talent even smaller. Key employees represent a significant asset, and the competition for these employees is intense in our industry. We continue to anticipate increases in human resource needs, particularly in engineering. If we are unable to attract and retain the qualified employees that we need, our business may be harmed.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
At September 25, 2011, we occupied the indicated square footage in the owned or leased facilities described below (square footage in thousands):

Number			Total
of			Square
Buildings	Location	Status	Footage	Primary Use
34	United States	Owned	4,071	Executive and administrative offices, research and development, sales and marketing, service functions, manufacturing and network management hub.
39	United States	Leased	1,244	Administrative offices, research and development, sales and marketing, service functions and network management hub.
13	India	Leased	523	Administrative offices, research and development and sales and marketing.
10	Mexico	Leased	317	Administrative offices, sales and marketing, service functions, manufacturing and network management hub.
1	Taiwan	Owned	285	Research and development and manufacturing.
8	China	Leased	238	Administrative offices, research and development, sales and marketing, service functions and network operating centers.
3	India	Owned	136	Administrative offices, research and development and sales and marketing.
7	Taiwan	Leased	110	Administrative offices, research and development and sales and marketing.
3	South Korea	Leased	96	Administrative offices, research and development and sales and marketing.
3	Israel	Leased	75	Administrative offices, research and development and sales and marketing.
5	Canada	Leased	70	Administrative offices, research and development and sales and marketing.
4	England	Leased	55	Administrative offices, research and development and sales and marketing.
3	Singapore	Leased	44	Administrative offices, research and development and sales and marketing.
5	Germany	Leased	31	Administrative offices, research and development and sales and marketing.
3	Japan	Leased	26	Administrative offices, research and development and sales and marketing.
31	Other International	Leased	121	Administrative offices, research and development and sales and marketing.
	Total square footage		7,442
In addition to the facilities above, we own or lease approximately 134,000 square feet of properties that are leased or subleased to third parties. Our facility leases expire at varying dates through 2029, not including renewals that would be at our option. At September 25, 2011, we also leased space on base station towers and buildings pursuant to 415 lease arrangements related to our FLO TV business, which was shut down on March 27, 2011. The majority of our site leases have an initial term of five to seven years. As a result of the shut down of the FLO TV business, we do not intend to renew our site leases, and we continue to negotiate the exit of certain lease contracts.
Several owned and leased facilities are under construction totaling approximately 1,756,000 additional square feet to meet the requirements projected in our long-term business plan. In fiscal 2011, we initiated construction of a manufacturing facility in Taiwan for our display business with the initial phase expected to be completed in fiscal 2012. We believe that our facilities will be suitable and adequate for the present purposes and that the productive capacity in such facilities is substantially utilized. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan.

Item 3. Legal Proceedings
     Tessera, Inc. v. QUALCOMM Incorporated: On April 17, 2007, Tessera filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas and a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against us and other companies, alleging infringement of two patents. The district court action is stayed pending resolution of the ITC proceeding, including all appeals. On May 20, 2009, the ITC issued a limited exclusion order and a cease and desist order, both of which were terminated when the patents expired on September 24, 2010. During the period of the exclusion order, we shifted supply of accused chips for customers who manufacture products that may be imported to the United States to a licensed supplier of Tessera, and we continued to supply those customers without interruption. On December 21, 2010, the United States Court of Appeals for the Federal Circuit issued a decision affirming the ITC’s orders, and on March 29, 2011, it declined to reconsider that decision. We have filed a petition to the United States Supreme Court, which may or may not accept this case for appeal. Once the stay is lifted, Tessera may continue to seek back damages in the district court, but it may not seek injunctive relief due to the expiration of the patents.
     MicroUnity Systems Engineering, Inc. v. QUALCOMM Incorporated et al.: MicroUnity filed a total of three patent infringement complaints, on March 16, 2010, June 3, 2010 and January 27, 2011, against us and a number of other technology companies, including Texas Instruments, Samsung, Apple, Nokia, Google and HTC, in the United States District Court for the Eastern District of Texas. The complaints against us allege infringement of a total of 15 patents and appear to accuse our Snapdragon products. The district court consolidated the actions in May 2011. The claim construction hearing is set for August 12, 2012, and trial is scheduled for June 3, 2013. On September 30, 2011, the court denied our motion to sever the claims against us from the other defendants and to transfer the case to the United States District Court for the Northern District of California.
     Broadcom Corporation et al. v. Commonwealth Scientific and Industrial Research Organisation (CSIRO): On November 10, 2009, Broadcom and Atheros Communications, Inc., which we acquired in May 2011 and was renamed Qualcomm Atheros, Inc. (Atheros), filed a complaint for declaratory judgment against CSIRO in the United States District Court for the Eastern District of Texas, requesting the court to declare, among other things, that United States patent number 5,487,069 (the ’069 Patent) assigned to CSIRO is invalid and unenforceable and that Atheros does not infringe any valid claims of the ’069 Patent. On October 14, 2010, CSIRO filed a complaint against Atheros and Broadcom (amended and consolidated with complaints against other third parties on April 6, 2011) alleging infringement of the ’069 Patent. A claim construction hearing was held on October 4, 2011, and trial is scheduled for April 9, 2012.
MOSAID Technologies Incorporated v. Dell, Inc. et al.: On March 16, 2011, MOSAID filed a complaint against Atheros and 32 other entities in the United States District Court for the Eastern District of Texas. In its infringement contentions, MOSAID alleges that certain of Atheros’ products infringe United States patent numbers 5,131,006, 5,151,920, 5,422,887, 5,706,428, 5,563,786 and 6,992,972. MOSAID seeks unspecified damages and other relief. Discovery has not yet begun. A claim construction hearing is scheduled for February 18, 2014, and trial is scheduled for August 4, 2014.
    India BWA Spectrum: In June 2010, we won a 20 MHz slot of Broadband Wireless Access (BWA) spectrum in four regions (known as telecom circles) in India as a result of the completion of the BWA spectrum auction for which we made a $1.1 billion payment ($994 million at September 25, 2011). We created four wholly-owned subsidiaries, and on August 9, 2010, each subsidiary filed an application to obtain a license to operate a wireless network on this spectrum for one of the respective regions. Thereafter, two Indian companies each acquired 13% of each subsidiary. On September 21, 2011, we received a letter dated September 7, 2011 from the Government of India’s Department of Telecommunications (DoT) (the DoT Letter) notifying us that our applications had been rejected based on its conclusion that the applications were filed after the deadline and that we were restricted to filing one application rather than four. On September 27, 2011, we filed a petition with the Telecom Disputes Settlement and Appellate Tribunal (TDSAT) seeking to overturn the DoT Letter. On September 28, 2011, the TDSAT issued an order granting us interim relief, pending a final determination of our case, directing the DoT to (i) not issue the spectrum that has been earmarked to us to anyone else and (ii) not forfeit or appropriate the payment that we made for the spectrum. On October 10, 2011, one of our subsidiaries received a letter from the DoT offering to issue it a license that would cover all of India, including the four regions for which we won spectrum at the June 2010 auction, assuming that the subsidiary met certain requirements by November 9, 2011. On October 18, 2011, the subsidiary submitted to the DoT a letter accepting the DoT's offer, requesting issuance of a license as soon as possible after certain requirements are met, and stating that upon issuance of the license, our three other subsidiaries would merge into the subsidiary that had been granted a license. On October 19, 2011, the DoT filed a reply to our September 27, 2011 petition with the TDSAT. In its reply, the DoT stated that upon issuance of a license, our subsidiary could apply for assignment of the spectrum, and at that time, the DoT would decide whether to grant the requested assignment and whether our applications for licenses were timely filed in accordance with its rules. On October 20, 2011, the TDSAT conducted a second hearing on our case. At the conclusion of the hearing, the TDSAT ordered the DoT to clarify the aforementioned statements in its October 19, 2011 reply in light of its October 10, 2011 offer. The TDSAT scheduled another hearing for November 8, 2011.

      Icera Complaint to the European Commission: On June 7, 2010, the European Commission (the Commission) notified and provided us with a redacted copy of a complaint filed with the Commission by Icera, Inc. alleging that we have engaged in anticompetitive activity. We have been asked by the Commission to submit a preliminary response to the portions of the complaint disclosed to us, and we submitted our response in July 2010. On October 19, 2011, the Commission notified us that we should provide to the Commission additional documents and information. We continue to cooperate fully with the Commission’s preliminary investigation.
Korea Fair Trade Commission (KFTC) Complaint: On January 4, 2010, the KFTC issued a written decision, finding that we violated South Korean law by offering certain discounts and rebates for purchases of its CDMA chips and for including in certain agreements language requiring the continued payment of royalties after all licensed patents have expired. The KFTC levied a fine, which we paid in the second quarter of fiscal 2010. We are appealing that decision in the Korean courts.
     Japan Fair Trade Commission (JFTC) Complaint: The JFTC received unspecified complaints alleging that our business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order concluding that our Japanese licensees were forced to cross-license patents to us on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against our other licensees who made a similar commitment in their license agreements with us. The cease and desist order seeks to require us to modify our existing license agreements with Japanese companies to eliminate these provisions while preserving the license of our patents to those companies. We disagree with the conclusions that we forced our Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate the Japanese Antimonopoly Act. We have invoked our right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted our motion and issued a stay of the cease and desist order pending the administrative hearing before the JFTC. The JFTC has had ten hearing days to date, with an additional hearing day scheduled on December 15, 2011 and additional hearing days yet to be scheduled.
      Formal Order of Private Investigation: On September 8, 2010, we were notified by the Securities and Exchange Commission’s (SEC) Los Angeles Regional office of a formal order of private investigation. We understand that the investigation arose from a “whistleblower’s” allegations made in December 2009 to the audit committee of our Board of Directors and to the SEC. The audit committee completed an internal review with the assistance of independent counsel and independent forensic accountants. This internal review into the allegations and related accounting practices did not identify any errors in our financial statements. We continue to cooperate with the SEC’s ongoing investigation.
     Other: We have been named, along with many other manufacturers of wireless phones, wireless operators and industry-related organizations, as a defendant in purported class action lawsuits, and individually filed actions pending in federal court in Pennsylvania and Washington D.C. superior court, seeking monetary damages arising out of our sale of cellular phones. The federal class action has been dismissed, leaving only the individually filed actions in Washington D.C. active.
While there can be no assurance of favorable outcomes, we believe the claims made by other parties in the foregoing matters are without merit and will vigorously defend the actions. We have not recorded any accrual at September 25, 2011 for contingent liabilities or recognized any asset impairment charges during fiscal 2011 associated with the legal proceedings described above based on our belief that liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. We are engaged in numerous other legal actions not described above arising in the ordinary course of our business and, while there can be no assurance, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.
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

	High ($)	Low ($)
2010
First quarter	46.35	40.15
Second quarter	49.80	35.46
Third quarter	43.39	34.28
Fourth quarter	44.97	31.63
2011
First quarter	50.00	42.45
Second quarter	59.84	48.98
Third quarter	58.95	51.45
Fourth quarter	59.48	45.48
At October 31, 2011, there were 8,518 holders of record of our common stock. On October 31, 2011, the last sale price reported on the NASDAQ Stock Market for our common stock was $51.60 per share.
Dividends
On March 1, 2010, we announced an increase in our quarterly dividend from $0.170 to $0.190 per share on our common stock. On March 8, 2011, we announced an increase in our quarterly dividend from $0.190 to $0.215 per share of common stock. Cash dividends on outstanding common stock announced in fiscal 2010 and 2011 were as follows (in millions, except per share data):

	Per Share	Total	Cumulative by Fiscal Year
2010
First quarter	$0.170	$284	$284
Second quarter	0.170	279	563
Third quarter	0.190	309	872
Fourth quarter	0.190	305	1,177
	$0.720	$1,177
2011
First quarter	$0.190	$309	$309
Second quarter	0.190	316	625
Third quarter	0.215	360	985
Fourth quarter	0.215	361	1,346
	$0.810	$1,346
On October 11, 2011, we announced a cash dividend of $0.215 per share on our common stock, payable on December 21, 2011 to stockholders of record as of November 23, 2011. We intend to continue to pay quarterly dividends subject to capital availability and our view that cash dividends are in the best interests of our stockholders. Future dividends may be affected by, among other items, our views on potential future capital requirements, including those relating to research and development, creation and expansion of sales distribution channels and investments and acquisitions, legal risks, stock repurchase programs, changes in federal and state income tax law and changes to our business model.
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
Additional information regarding our share-based compensation plans and plan activity for fiscal 2011, 2010 and 2009 is provided in the notes to our consolidated financial statements in this Annual Report in “Notes to Consolidated Financial Statements, Note 8 — Employee Benefit Plans” and in our 2012 Proxy Statement under the heading “Equity Compensation Plan Information.”
Issuer Purchases of Equity Securities
Issuer purchases of equity securities during the fourth quarter of fiscal 2011 were (in millions, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)(3)
June 27, 2011, to July 24, 2011	—	$—	—	$—
July 25, 2011 to August 21, 2011	—	—	—	—
August 22, 2011 to September 25, 2011	3	49.40	3	1,558
Total	3		3	$1,558

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)
On March 1, 2010, we announced that we had been authorized to repurchase up to $3.0 billion of our common stock, and $1.0 billion of that amount remained available at September 25, 2011, net of put options outstanding. The stock repurchase program has no expiration date. Since September 25, 2011, we repurchased and retired 2,046,000 shares of our common stock for $99 million.

(3)
The approximate dollar value of shares that may yet be purchased has not been reduced by the net cost of $511 million (net of the premiums received) of 11,800,000 shares that may be repurchased related to put options that we sold during fiscal 2011.

Performance Measurement Comparison of Stockholder Return
The following graph compares total stockholder return on our common stock since September 24, 2006 to two indices: the Standard & Poor’s 500 Stock Index (the S&P 500) and the NASDAQ-100 Index (NASDAQ-100). The S&P 500 tracks the aggregate price performance of the equity securities of 500 United States companies selected by Standard & Poor’s Index Committee to include companies in leading industries and to reflect the United States stock market. The NASDAQ-100 tracks the aggregate price performance of the 100 largest domestic and international non-financial securities listed on the NASDAQ Stock Market based on market capitalization.
The total return for our stock and for each index assumes the reinvestment of gross dividends and is based on the returns of the component companies weighted according to their capitalizations at the end of each annual period. We began paying dividends on our common stock on March 31, 2003. Our common stock is traded on the NASDAQ Global Select Market and is a component of each of the S&P 500 and the NASDAQ-100.

Comparison of Cumulative Total Return on Investment Since
September 24, 2006 (1)

$160
$140
$120
$100
$80
$60
$40
$20
$0
9/24/2006
9/30/2007
9/28/2008
9/27/2009
9/26/2010
9/25/2011
QUALCOMM Incorporated
S&P 500
NASDAQ-100
Baseline Index on 9/24/06

Our closing stock price on September 23, 2011, the last trading day of our 2011 fiscal year, was $50.29 per share.

(1)
Shows the cumulative total return on investment assuming an investment of $100 (including reinvestment of dividends) in our common stock, the S&P 500 and the NASDAQ-100 on September 24, 2006. All returns are reported as of our fiscal year end, which is the last Sunday in September.

Item 6. Selected Financial Data
The following data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere herein.

	Years Ended(1)
	September 25, 2011	September 26, 2010	September 27, 2009	September 28, 2008	September 30, 2007
	(In millions, except per share data)
Statement of Operations Data:(2)
Revenues	$14,957	$10,982	$10,387	$11,130	$8,870
Operating income	5,026	3,727	2,542	4,030	3,118
Income from continuing operations	4,555	3,520	1,792	3,347	3,447
Discontinued operations, net of income taxes	(313)	(273)	(200)	(187)	(144)
Net income attributable to Qualcomm	4,260	3,247	1,592	3,160	3,303
Per Share Data:(2)
Basic earnings (loss) per share attributable to Qualcomm:
Continuing operations	$2.76	$2.15	$1.08	$2.05	$2.08
Discontinued operations	(0.19)	(0.17)	(0.12)	(0.11)	(0.09)
Net income	2.57	1.98	0.96	1.94	1.99
Diluted earnings (loss) per share attributable to Qualcomm:
Continuing operations	2.70	2.12	1.07	2.01	2.04
Discontinued operations	(0.18)	(0.16)	(0.12)	(0.11)	(0.09)
Net income	2.52	1.96	0.95	1.90	1.95
Dividends per share announced	0.81	0.72	0.66	0.60	0.52

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$20,913	$18,402	$17,742	$11,269	$11,815
Total assets	36,422	30,572	27,445	24,712	18,495
Loans payable	994	1,086	—	—	—
Capital lease obligations	170	221	187	142	91
Other long-term liabilities (3)	450	540	665	418	169
Total stockholders’ equity	26,972	20,858	20,316	17,944	15,835

(1)
Our fiscal year ends on the last Sunday in September. The fiscal years ended September 25, 2011, September 26, 2010, September 27, 2009 and September 28, 2008 each included 52 weeks. The fiscal year ended September 30, 2007 included 53 weeks.

(2)
The fiscal years ended September 26, 2010, September 27, 2009, September 28, 2008 and September 30, 2007 have been adjusted to reflect the presentation of the FLO TV business as discontinued operations.

(3)
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
Overview
Recent Developments
Revenues for fiscal 2011 were $15.0 billion, with net income of $4.3 billion, which were impacted by the following key items:

•
We shipped approximately 483 million Mobile Station Modem (MSM) integrated circuits for CDMA- and OFDMA-based wireless devices, an increase of 21%, compared to approximately 399 million MSM integrated circuits in fiscal 2010. (1)

•	Total reported device sales were approximately $149.5 billion, an increase of approximately 41%, compared to approximately $105.7 billion in fiscal 2010. (2)

•
On May 24, 2011, we acquired Atheros Communications, Inc., which was renamed Qualcomm Atheros, Inc. (Atheros), for total cash consideration of $3.1 billion, net of cash acquired, and the exchange of equity awards. Atheros was integrated into the Qualcomm CDMA Technologies (QCT) segment.

•
We executed a restructuring plan under which the FLO TV business and network were shut down, and we are no longer pursing our MediaFLO technologies business. We recorded net restructuring and restructuring-related charges of $358 million in fiscal 2011. Our results of operations reflect the presentation of the FLO TV business as discontinued operations, and all prior period amounts have been adjusted accordingly.

Against this backdrop, the following recent developments occurred during fiscal 2011 with respect to key elements of our business or our industry:

•	Worldwide wireless connections grew by approximately 14% to reach approximately 5.9 billion. (3)

•
Worldwide 3G connections (all CDMA-based) grew to approximately 1.5 billion, approximately 25% of total wireless connections, including approximately 536 million CDMA2000 1X/1xEV-DO connections and approximately 951 million WCDMA/HSPA/TD-SCDMA connections. (3)

•	Unit shipments of CDMA-based handsets grew an estimated 28% year-over-year, compared to an estimated increase of 12% year-over-year across all wireless technologies. (4)

(1)	During fiscal 2011, some customers built devices that incorporated two MSMs. In such cases, which represent less than 1% of our gross volume, we count only one MSM in reporting the MSM shipments.

(2)
Total reported device sales is the sum of all reported sales in U.S. dollars (as reported to us by our licensees) of all licensed CDMA-based subscriber devices (including handsets, modules, modem cards and other subscriber devices) by our licensees during a particular period. Not all licensees report sales the same way (e.g., some licensees report sales net of permitted deductions, such as transportation, insurance and packing costs, while other licensees report sales and then identify the amount of permitted deductions in their reports), and the way in which licensees report such information may change from time to time. Total reported device sales for a particular period may include prior period activity that was not reported by the licensee until such particular period.

(3)
According to Wireless Intelligence estimates as of October 31, 2011, for the quarter ending September 30, 2011. Wireless Intelligence estimates for CDMA2000 1X/1xEV-DO connections do not include Wireless Local Loop.

(4)	Based on current reports by Strategy Analytics, a global research and consulting firm, in their August 2011 Global Handset Market Share Update.
Our Business and Operating Segments
We design, manufacture, have manufactured on our behalf and market digital communications products and services based on CDMA, OFDMA and other technologies. We derive revenues principally from sales of integrated circuit products, fixed license fees (payable in one or more installments) and ongoing royalties for use of our intellectual property, messaging and other services and related hardware sales, software development and licensing and related services and software hosting services. Operating expenses primarily consist of cost of equipment and services, research and development and selling, general and administrative expenses.
We conduct business primarily through four reportable segments. These segments are: Qualcomm CDMA Technologies, or QCT; Qualcomm Technology Licensing, or QTL; Qualcomm Wireless & Internet, or QWI; and Qualcomm Strategic Initiatives, or QSI.
QCT is a leading developer and supplier of integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products. QCT’s integrated circuit products and system software are sold to or licensed to manufacturers that use our products in wireless devices, particularly mobile phones, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, data cards and infrastructure equipment, and in wired devices, particularly broadband gateway equipment, desktop computers, televisions and Blu-ray players. The MSM integrated circuits, which include the Mobile Data Modem, Qualcomm Single Chip and Qualcomm Snapdragon devices, perform the core baseband modem functionality in wireless devices providing voice and data communications, as well as multimedia applications and global positioning functions. In addition, our Snapdragon enabled integrated circuits provide advanced application processing capabilities. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. QCT revenues comprised 59%, 61% and 59% of total consolidated revenues in fiscal 2011, 2010 and 2009, respectively.
QCT utilizes a fabless production business model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Integrated circuits are die, cut from silicon wafers, that have been assembled into packages or modules and have completed the final test manufacturing processes. We rely on independent third-party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. We employ both turnkey and two-stage manufacturing business models to purchase our integrated circuits. Turnkey is when our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing business model, we purchase wafers and die from semiconductor manufacturing foundries and contract with separate third-party manufacturers for probe, assembly and final test services.
QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives. QTL licensing revenues are comprised of license fees as well as royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of licensed products, net of certain permissible deductions (e.g., certain shipping costs, packing costs, VAT, etc.). QTL revenues comprised 36%, 33% and 35% of total consolidated revenues in fiscal 2011, 2010 and 2009, respectively. The vast majority of such revenues were generated through our licensees’ sales of cdmaOne, CDMA2000 and WCDMA subscriber equipment products.
QWI, which includes Qualcomm Enterprise Services (QES), Qualcomm Internet Services (QIS), Qualcomm Government Technologies (QGOV) and Firethorn, generates revenues primarily through mobile information products and services and software and software development aimed at support and delivery of wireless applications. QES sells equipment, software and services used by transportation and other companies to connect wirelessly with their assets and workforce. Through September 2011, QES has shipped approximately 1,511,000 terrestrial-based and satellite-based mobile information units. QIS provides content enablement services for the wireless industry, including Brew, the Plaza suite and other services. QIS also provides QChat push-to-talk and other products for wireless operators. QGOV provides development, hardware, analytical expertise and services involving wireless communications technologies to United States government agencies. Firethorn builds and manages software applications that enable mobile commerce services. QWI revenues comprised 4%, 6% and 6% of total consolidated revenues fiscal 2011, 2010 and 2009, respectively.
QSI makes strategic investments that we believe will open new opportunities for our technologies, support the design and introduction of new products and services for voice and data communications or possess unique capabilities or technology. Many of these strategic investments are in early-stage companies. QSI also holds wireless spectrum. As part of our strategic investment activities, we intend to pursue various exit strategies at some point in the future.
The results of QSI’s FLO TV business is presented as discontinued operations. Since the shut down of the FLO TV business and network on March 27, 2011, we have been working to sell our remaining assets and exit contracts. On December 20, 2010, we announced that we have agreed to sell substantially all of our 700 MHz spectrum for $1.9 billion, subject to the satisfaction of customary closing conditions, including approval by the U.S. FCC.
Nonreportable segments include the Qualcomm MEMS Technologies division, which continues to develop an IMOD display technology based on micro-electro-mechanical-system (MEMS) structure combined with thin film optics, and other product initiatives.
Discontinued Operations
On December 20, 2010, we agreed to sell substantially all of our 700 MHz spectrum for $1.9 billion, subject to the satisfaction of customary closing conditions, including approval by the U.S. Federal Communications Commission (FCC). The agreement terminates on January 13, 2012; however, either party can extend the agreement for another 90 days thereafter if the FCC approval has not been received by then. The agreement followed our previously announced plan to restructure and evaluate strategic options related to the FLO TV business and network. The FLO TV business and network were shut down on March 27, 2011. Since then, we have been working to sell the remaining assets and exit contracts. The 700 MHz spectrum with a carrying value of $746 million that we have agreed to sell was classified as held for sale, and all other assets were considered disposed of, at September 25, 2011. Accordingly, the results of operations of the FLO TV business were presented as discontinued operations at September 25, 2011. Loss from discontinued operations includes share-based payments and excludes certain general corporate expenses allocated to the FLO TV business during the periods presented. Our statements of operations for all prior periods have been adjusted to conform.
Summarized results from discontinued operations were as follows (in millions):

	Year Ended
	September 25, 2011	September 26, 2010	September 27, 2009
Revenues	$5	$9	$29
Loss from discontinued operations	(507)	(459)	(327)
Income tax benefit	194	186	127
Discontinued operations, net of income taxes	$(313)	$(273)	$(200)
Restructuring and restructuring-related activities under our plan related to discontinued operations were initiated in the fourth quarter of fiscal 2010 and are expected to be substantially complete by the end of fiscal 2012 as we continue to negotiate the exit of certain contracts and remove certain of our equipment from the network sites. During fiscal 2011, we recorded $300 million in restructuring-related charges, primarily consisting of asset impairments and accelerated depreciation, and net restructuring charges of $58 million, including $48 million in contract termination costs. We estimate that we will incur future restructuring and restructuring-related charges of up to $25 million, primarily related to lease exit costs. We may also realize certain gains, primarily due to the potential release of liabilities associated with ongoing efforts to exit certain contracts, the amount of which cannot be reasonably estimated at this time. Future cash expenditures are expected to be in the range of $75 million to $115 million.
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
As we look forward to the next several months, the following items are likely to have an impact on our business:

•	The worldwide transition from 2G to 3G CDMA-based networks is expected to continue, including the further expansion of 3G in China, India and other emerging regions.

•
We expect consumer demand for advanced 3G-based and 3G/4G multimode devices, including smartphones and data-centric devices, such as tablets and e-readers, to continue at a strong pace. We also expect growth in lower-end 3G devices as 3G expands in emerging regions.

•
We expect that CDMA-based device prices will continue to vary broadly due to the increased penetration of smartphones combined with active competition throughout the world at all price tiers. This, along with varying rates of economic growth by region and stronger than average growth in emerging regions, is expected to continue to impact the average and range of selling prices of CDMA-based devices.

•
We continue to invest significant resources toward the development of technologies and products for voice and data communications, primarily in the wireless industry, including advancements to 3G CDMA and 4G LTE networks, wireless baseband chips, our converged computing/communications (Snapdragon) chips, multimedia products, software and services, as well as our IMOD display technology.

•
We have agreed to sell substantially all of our 700 MHz spectrum for $1.9 billion, subject to the satisfaction of customary closing conditions, including approval from the U.S. Federal Communications Commission. If the closing conditions are met, we expect to recognize a gain in discontinued operations of $1.2 billion.

In addition to the foregoing business and market-based matters, we continue to devote resources to working with and educating participants in the wireless value chain as to the benefits of our business model in promoting a highly competitive and innovative wireless industry. However, we expect that certain companies may continue to be dissatisfied with the need to pay reasonable royalties for the use of our technology and not welcome the success of our business model in enabling new, highly cost-effective competitors to their products. We expect that such companies will continue to challenge our business model in various forums throughout the world.
Further discussion of risks related to our business is presented in the Risk Factors included in this Annual Report.
Revenue Concentrations
Revenues from customers in China, South Korea, Taiwan and Japan comprised 32%, 19%, 17% and 8%, respectively, of total consolidated revenues for fiscal 2011, as compared to 29%, 27%, 12% and 9%, respectively, for fiscal 2010, and 23%, 35%, 8% and 11%, respectively, for fiscal 2009. We distinguish revenues from external customers by geographic areas based on the location to which our products, software or services are delivered and, for QTL’s licensing and royalty revenues, the invoiced addresses of our licensees.
Critical Accounting Estimates
Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of intangible assets and investments, share-based payments, income taxes and litigation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the following significant accounting estimates may involve a higher degree of judgment and complexity than others.
     Revenue Recognition. We derive revenue principally from sales of integrated circuit products, licensing of our intellectual property and software, and sales of messaging, software hosting, software development and other services and related hardware. The timing of revenue recognition and the amount of revenue actually recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations. Determination of the appropriate amount of revenue recognized involves judgments and estimates that we believe are reasonable, but actual results may differ from our estimates.
We license or otherwise provide rights to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products. Licensing revenues include license fees (payable in one or more installments) and ongoing royalties based on licensees’ sales of products incorporating or using our licensed intellectual property. License fees are recognized over the estimated period of benefit of the license to the licensee, typically 5 to 15 years. We recognize royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met. From time to time, licensees will not report royalties timely due to legal disputes or other reasons, and when this occurs, the timing and comparability of royalty revenues could be affected.
     Valuation of Intangible Assets and Investments. Our business acquisitions typically result in the recording of goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. We also acquire intangible assets in other types of transactions. At September 25, 2011, our goodwill and other intangible assets, net of accumulated amortization, were $3.4 billion and $3.1 billion, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. For intangible assets purchased in a business combination or received in a non-monetary exchange, the estimated fair values of the assets received (or, for non-monetary exchanges, the estimated fair values of the assets transferred if more clearly evident) are used to establish their recorded values, except when neither the values of the assets received or the assets transferred in non-monetary exchanges are determinable within reasonable limits. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. An estimate of fair value can be affected by many assumptions that require significant judgment. For example, the income approach generally requires assumptions related to the appropriate business model to be used to estimate cash flows, total addressable market, pricing and share forecasts, competition, technology obsolescence, future tax rates and discount rates. Our estimate of the fair value of certain assets, or our conclusion that the value of certain assets is not reliably estimable, may differ materially from that determined by others who use different assumptions or utilize different business models. New information may arise in the future that affects our fair value estimates and could result in adjustments to our estimates in the future, which could have an adverse impact on our results of operations.
Goodwill and other indefinite-lived intangible assets are tested annually for impairment and in interim periods if certain events occur indicating that the carrying amounts may be impaired. Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Our judgments regarding the existence of impairment indicators and future cash flows related to goodwill and other intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and other intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our financial position and results of operations. During fiscal 2011, we recorded a $114 million goodwill impairment charge related to our Firethorn division due to the operating performance of a new product application falling significantly short of expectations.
We hold investments in marketable securities, including equity securities, non-investment-grade debt securities, equity and debt mutual and exchange-traded funds, corporate bonds and notes, auction rate securities and mortgage- and asset-backed securities. The fair value of these investments totaled $15.5 billion at September 25, 2011, with increases and decreases in fair value generally recorded through stockholders’ equity as other comprehensive income or loss. We record impairment charges through the statement of operations when we believe an investment has experienced a decline that is other than temporary. The determination that a decline is other than temporary is subjective and influenced by many factors. In addition, the fair values of our strategic investments may be subject to substantial quarterly and annual fluctuations and to significant market volatility. Adverse changes in market conditions or poor operating results of investees could result in losses or an inability to recover the carrying value of the investments, thereby requiring impairment charges. When assessing these investments for an other-than-temporary decline in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the original cost; how long the market value of the investment has been below its original cost; the extent of the general decline in prices or an increase in the default or recovery rates of securities in an asset class; negative events such as a bankruptcy filing or a need to raise capital or seek financial support from the government or others; the performance and pricing of the investee’s securities in relation to the securities of its competitors within the industry and the market in general; and analyst recommendations, as applicable. We also review the financial statements of the investee to determine if the investee is experiencing financial difficulties. If we determine that a security price decline is other than temporary, we may record an impairment loss, which could have an adverse impact on our results of operations. During fiscal 2011, 2010 and 2009, we recorded $39 million, $111 million and $743 million, respectively, in net impairment losses on our investments in marketable securities.
     Share-Based Compensation. Share-based compensation expense recognized during fiscal 2011, 2010 and 2009 was $821 million, $614 million and $584 million, respectively. Share-based compensation is measured at the grant date, or at the acquisition date for assumed awards, based on the estimated fair value of the award and is recognized as expense over the requisite service period. We estimate the fair value of stock option awards granted using a lattice binomial option-pricing model and the fair value of stock option awards assumed using the Black-Scholes option-pricing model. Accordingly, the fair value of an option award as determined using an option-pricing model is affected by our stock price on the valuation date as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. For purposes of estimating the fair value of stock options, we used the implied volatility of market-traded options in our stock for the expected volatility assumption input to the option-pricing model. The assumption inputs related to employee exercise behavior include estimates of the post-vest forfeiture rate and suboptimal exercise factors, which are based on historical experience. Beginning in fiscal 2010, we began to issue restricted stock units (RSUs) to employees. Since such time, the number of stock options granted to employees has decreased, and we expect this trend to continue into the foreseeable future. We estimate the fair value of RSUs based on the fair value of the underlying stock on the date of grant or date the awards are assumed. If RSUs do not have the right to participate in dividends, the fair value is discounted by the dividend yield. Judgment is required in estimating the amount of share-based awards that are expected to be forfeited. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, share-based compensation expense is adjusted accordingly.
     Income Taxes. Our income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service (IRS) and other tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. Although we believe that the estimates and assumptions supporting our assessments are reasonable, adjustments could be materially different from those that are reflected in historical income tax provisions and recorded assets and liabilities. We are participating in the IRS Compliance Assurance Process program whereby we endeavor to agree with the IRS on the treatment of all issues prior to filing our federal return. A benefit of participation in this program is that post-filing adjustments by the IRS are less likely to occur.
We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. At September 25, 2011, net deferred tax assets were $2.7 billion, which included a valuation allowance of $98 million. If we are unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against our deferred tax assets which could result in an increase in our effective tax rate and an adverse impact on operating results.
We can only use net operating losses to offset taxable income of certain legal entities in certain tax jurisdictions. At September 25, 2011, we had unused federal, state and foreign net operating losses of $167 million, $352 million and $76 million, respectively. Based upon our assessments of projected future taxable income and losses and historical losses incurred by these entities, we expect that the future taxable income of the entities in these tax jurisdictions will not be sufficient to utilize the net operating losses we have incurred through fiscal 2011. Therefore, we have provided a $29 million valuation allowance for these net operating losses. Significant judgment is required to forecast the timing and amount of future taxable income in certain jurisdictions. Adjustments to our valuation allowance based on changes to our forecast of taxable income are reflected in the period the change is made.
We consider the operating earnings of certain non-United States subsidiaries to be indefinitely invested outside the United States based on estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. We have not recorded a deferred tax liability of approximately $4.7 billion related to the United States federal and state income taxes and foreign withholding taxes on approximately $13.5 billion of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. Should we decide to repatriate the foreign earnings, we would have to adjust the income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.
     Litigation. We are currently involved in certain legal proceedings. Although there can be no assurance that unfavorable outcomes in any of these matters would not have a material adverse effect on our operating results, liquidity or financial position, we believe the claims are without merit and intend to vigorously defend the actions. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations. For example, we recorded a $783 million charge during fiscal 2009 in connection with a litigation settlement related to the Settlement and Patent License and Non-Assert Agreement with Broadcom. We are engaged in numerous other legal actions arising in the ordinary course of our business and, while there can be no assurance, we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.
Fiscal 2011 Compared to Fiscal 2010
     Revenues. Total revenues for fiscal 2011 were $14.96 billion, compared to $10.98 billion for fiscal 2010. Revenues from two customers of our QCT and QTL segments (each of whom accounted for more than 10% of our consolidated revenues for the period) comprised approximately 26% and 25% in aggregate of total consolidated revenues in fiscal 2011 and 2010, respectively.
Revenues from sales of equipment and services for fiscal 2011 were $9.22 billion, compared to $6.97 billion for fiscal

2010. The increase in revenues from sales of equipment and services was primarily due to a $2.18 billion increase in QCT equipment and services revenues. Licensing revenues were $5.73 billion in fiscal 2011, compared to $4.01 billion in fiscal 2010. The increase in licensing revenues was primarily due to a $1.76 billion increase in QTL revenues.
     Cost of Equipment and Services. Cost of equipment and services revenues for fiscal 2011 was $4.88 billion, compared to $3.30 billion for fiscal 2010. Cost of equipment and services revenues as a percentage of equipment and services revenues was 53% for fiscal 2011, compared to 47% for fiscal 2010. The decrease in margin percentage was primarily attributable to a decrease in QCT gross margin percentage and the effect of $137 million in charges from the recognition of the step-up of inventories to fair value and amortization of intangible assets related to the acquisition of Atheros in fiscal 2011. Cost of equipment and services revenues included $67 million in share-based compensation in fiscal 2011, compared to $41 million in fiscal 2010. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future periods depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.
     Research and Development Expenses. Research and development expenses for fiscal 2011 were $3.00 billion or 20% of revenues, compared to $2.45 billion or 22% of revenues for fiscal 2010. The dollar increase was primarily attributable to a $403 million increase in costs related to the development of integrated circuit products, next generation technologies and other initiatives to support the acceleration of advanced wireless products and services, including lower-cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third-party operating systems and services platforms. The percentage decrease was primarily attributable to the 36% increase in revenues relative to the 22% increase in cost. Research and development expenses for fiscal 2011 included share-based compensation of $397 million, compared to $293 million in fiscal 2010.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2011 were $1.95 billion or 13% of revenues, compared to $1.50 billion or 14% of revenues for fiscal 2010. Selling, general and administrative expenses for fiscal 2010 included a $62 million gain on the sale of our Australia spectrum license. The remaining dollar increase was primarily attributable to a $142 million increase in employee-related expenses, a $66 million increase in depreciation and amortization expense, primarily attributable to the acquisition of Atheros, a $44 million increase in charitable contributions, primarily resulting from the establishment of the Qualcomm Charitable Foundation in fiscal 2011, and a $21 million increase in outside services. Selling, general and administrative expenses for fiscal 2011 included share-based compensation of $349 million, compared to $263 million in fiscal 2010.
     Other Operating Expenses. We recorded a $114 million goodwill impairment charge related to our Firethorn division due to the operating performance of a new product application falling significantly short of expectations in fiscal 2011.
     Net Investment Income. Net investment income was $661 million for fiscal 2011, compared to $766 million for fiscal 2010. The net decrease was comprised as follows (in millions):

	Year Ended
	September 25, 2011	September 26, 2010	Change
Interest and dividend income:
Corporate and other segments	$480	$522	$(42)
QSI	20	8	$12
Interest expense	(114)	(43)	(71)
Net realized gains on investments:
Corporate and other segments	335	379	(44)
QSI	2	26	(24)
Net impairment losses on investments:
Corporate and other segments	(39)	(110)	71
QSI	(13)	(15)	2
(Losses) gains on derivative instruments	(3)	3	(6)
Equity in losses of investees	(7)	(4)	(3)
	$661	$766	$(105)
The increase in interest expense is primarily attributable to the bank loans related to the BWA spectrum won in the India auction in June 2010. The decrease in net impairment losses on investments is due to an overall increase in marketable securities values compared to the prior fiscal year.
     Income Tax Expense. Income tax expense was $1.1 billion for fiscal 2011, compared to $973 million for fiscal 2010. The annual effective tax rate was 20% for fiscal 2011, compared to 22% for fiscal 2010. During the first quarter of fiscal 2011, the United States government extended the federal research and development tax credit to include qualified research expenditures paid or incurred after December 31, 2009 and before January 1, 2012. We recorded a tax benefit of $32 million related to fiscal 2010 in fiscal 2011 from the retroactive extension of this credit. Additionally, in fiscal 2011, we recorded a tax benefit of $44 million related to an agreement reached on a component of our fiscal 2006 through fiscal 2010 state tax returns. The annual effective tax rate for fiscal 2010 included tax expense of approximately $137 million that arose because certain deferred revenue was taxable in fiscal 2010, but the resulting deferred tax asset will reverse in future years when our state tax rate will be lower as a result of California tax legislation enacted in 2009.
The annual effective tax rate for fiscal 2011 of 20% was less than the United States federal statutory rate primarily due to benefits of 19% related to foreign earnings taxed at less than the United States federal rate and benefits of 3% related to the research and development tax credit, partially offset by state taxes of 5% and tax expense of 1% related to the valuation of deferred tax assets to reflect changes in California law.
Fiscal 2010 Compared to Fiscal 2009
     Revenues. Total revenues for fiscal 2010 were $10.98 billion, compared to $10.39 billion for fiscal 2009. Revenues from two customers of our QCT and QTL segments (each of whom accounted for more than 10% of our consolidated revenues for the period) comprised approximately 25% and 31% in aggregate of total consolidated revenues in fiscal 2010 and 2009, respectively.
Revenues from sales of equipment and services for fiscal 2010 were $6.97 billion, compared to $6.44 billion for fiscal 2009. The increase in revenues from sales of equipment and services was primarily due to a $541 million increase in QCT revenues. Licensing revenues were $4.01 billion in fiscal 2010, compared to $3.95 billion in fiscal 2009. The increase in licensing revenues was primarily due to a $56 million increase in QTL revenues.
     Cost of Equipment and Services. Cost of equipment and services revenues for fiscal 2010 was $3.30 billion, compared to $3.03 billion for fiscal 2009. Cost of equipment and services revenues as a percentage of equipment and services revenues was 47% for both fiscal 2010 and 2009. The margin percentage was negatively impacted by the effect of an increase in costs related to our QMT division, which was offset by an increase in QCT gross margin percentage. Cost of equipment and services revenues included $41 million in share-based compensation in fiscal 2010, compared to $40 million for fiscal 2009.
     Research and Development Expenses. For fiscal 2010, research and development expenses were $2.45 billion or 22% of revenues, compared to $2.35 billion or 23% of revenues for fiscal 2009. The dollar increase is primarily attributable to a $156 million increase in costs related to the development of integrated circuit products, next generation CDMA and OFDMA technologies and other initiatives to support the acceleration of advanced wireless products and services. The increase in research and development expenses was partially offset by a $69 million decrease in costs primarily related to the development of our asset-tracking products and services and Brew products. Research and development expenses for fiscal 2010 included share-based compensation of $293 million, compared to $272 million in fiscal 2009.
     Selling, General and Administrative Expenses. For fiscal 2010, selling, general and administrative expenses were $1.50 billion or 14% of revenues, compared to $1.46 billion or 14% of revenues for fiscal 2009. The dollar increase was primarily attributable to a $56 million increase in patent-related costs, a $25 million increase in employee-related expenses and a $16 million increase in selling and marketing expenses, partially offset by a $62 million gain on the sale of our Australia spectrum license. Selling, general and administrative expenses for fiscal 2010 included share-based compensation of $263 million, compared to $252 million in fiscal 2009.
     Other Operating Expenses. Operating expenses for fiscal 2009 included a $783 million charge in connection with the Settlement and Patent License and Non-Assert Agreement with Broadcom and a $230 million fine levied by the KFTC.
     Net Investment Income (Loss). Net investment income was $766 million for fiscal 2010, compared to net investment loss of $139 million for fiscal 2009. The net increase was primarily comprised as follows (in millions):

	Year Ended
	September 26, 2010	September 27, 2009	Change
Interest and dividend income:
Corporate and other segments	$522	$513	$9
QSI	8	3	5
Interest expense	(43)	(13)	(30)
Net realized gains on investments:
Corporate and other segments	379	107	272
QSI	26	30	(4)
Net impairment losses on investments:
Corporate and other segments	(110)	(734)	624
QSI	(15)	(29)	14
Gains on derivative instruments	3	1	2
Equity in losses of investees	(4)	(17)	13
	$766	$(139)	$905
During fiscal 2010, we recorded lower impairment losses and higher realized gains on marketable securities, compared to fiscal 2009. Depressed security values caused by a major disruption in the United States and foreign financial markets impacted our results in fiscal 2009 and continued to cause impairment losses in fiscal 2010, but to a much lesser extent. The increase in interest expense was primarily attributable to the bank loans related to the BWA spectrum won in the India auction in June 2010.
     Income Tax Expense. Income tax expense was $973 million for fiscal 2010, compared to $611 million for fiscal 2009. The annual effective tax rate was 22% for fiscal 2010, compared to 25% for fiscal 2009. The annual effective tax rate for fiscal 2010 was lower than fiscal 2009 primarily as a result of the net decrease in valuation allowance on the deferred tax asset related to capital losses and an increase in tax benefits related to foreign earnings taxed at less than the United States federal rate, partially offset by a decrease in tax benefit related to tax audits settled during the year and a decrease in research and development tax credits.
The annual effective tax rate for fiscal 2010 was 22% and only reflected the United States federal research and development credits generated through December 31, 2009, the date on which they expired. The annual effective tax rate for fiscal 2010 of 22% was less than the United States federal statutory rate primarily due to benefits of 20% related to foreign earnings taxed at less than the United States federal rate, partially offset by state taxes of 5% and tax expense of 4% related to the valuation of deferred tax assets to reflect changes in California law, primarily deferred revenue that was taxable in fiscal 2010, but for which the resulting deferred tax asset will reverse in future years when our state tax rate will be lower.
Our Segment Results for Fiscal 2011 Compared to Fiscal 2010
The following should be read in conjunction with the fiscal 2011 and 2010 financial results for each reporting segment. See “Notes to Consolidated Financial Statements – Note 10 – Segment Information.”
     QCT Segment. QCT revenues for fiscal 2011 were $8.86 billion, compared to $6.70 billion for fiscal 2010. Equipment and services revenues, mostly related to sales of MSM and accompanying RF and PM integrated circuits, were $8.65 billion for fiscal 2011, compared to $6.47 billion for fiscal 2010. The increase in equipment and services revenues resulted primarily from a $1.48 billion increase related to higher unit shipments, a $391 million increase related to sales of connectivity products, primarily resulting from the acquisition of Atheros in the third quarter of fiscal 2011, and a $214 million increase related to the net effects of changes in product mix and lower selling prices of such products. Approximately 483 million MSM integrated circuits were sold during fiscal 2011 (excluding the second MSM for customers who built devices with two MSMs starting in fiscal 2011), compared to approximately 399 million in fiscal 2010.
QCT earnings before taxes for fiscal 2011 were $2.06 billion, compared to $1.69 billion for fiscal 2010. The increase in QCT earnings before taxes was primarily attributable to the increase in revenues, partially offset by a $358 million increase in research and development expenses and a $143 million increase in selling, general and administrative expenses. QCT operating income as a percentage of revenues (operating margin percentage) was 23% in fiscal 2011, compared to 25% in fiscal 2010. The decrease in operating margin percentage was primarily due to a decrease in gross margin percentage, partially offset by the effect of a higher increase in QCT revenues relative to the increases in research and development expenses and selling, general and administrative expenses. QCT gross margin percentage decreased as a result of the net effects of lower average selling prices, unfavorable product mix and higher product support costs, partially offset by a decrease in average unit costs.
QCT inventories increased by 48% in fiscal 2011 from $481 million to $714 million primarily due to the addition of inventories from the acquisition of Atheros and an increase in work-in-process and finished goods related to growth of the business and the timing of inventory builds.
     QTL Segment. QTL revenues for fiscal 2011 were $5.42 billion, compared to $3.66 billion for fiscal 2010. During the second quarter of fiscal 2011, we entered into agreements with two licensees to settle ongoing disputes, including an arbitration proceeding with Panasonic, and recorded $401 million in revenues related to prior quarters. The remaining $1.36 billion increase in revenues during fiscal 2011 was primarily due to an increase in sales of CDMA-based devices by licensees and higher average royalties per unit for CDMA-based devices, partially offset by the effect of $71 million that was included in QTL revenues in fiscal 2010 but was attributable to fiscal 2009 due to discussions regarding a license agreement that was signed in the first quarter of fiscal 2010. QTL earnings before taxes for fiscal 2011 were $4.75 billion, compared to $3.02 billion for fiscal 2010. QTL operating margin percentage was 88% in fiscal 2011, compared to 83% in fiscal 2010. The increases in QTL earnings before taxes and operating margin percentage were attributable to the 48% increase in licensing revenues relative to a 5% increase in operating expenses.
     QWI Segment. QWI revenues for fiscal 2011 were $656 million, compared to $628 million for fiscal 2010. Revenues increased primarily due to increases in QGOV and QES revenues of $27 million and $20 million, respectively, partially offset by a $23 million decrease in QIS revenues. The increase in QGOV revenues was primarily attributable to growth in customer funded development contracts, and the increase in QES revenues was primarily attributable to higher unit shipments of our asset-tracking products. The decrease in QIS revenues was primarily attributable to a decrease in Brew revenues resulting from lower consumer demand. QWI loss before taxes for fiscal 2011 was $152 million, compared to earnings before taxes of $12 million for fiscal 2010. QWI operating margin percentage was negative in fiscal 2011, compared to a 1% operating margin in fiscal 2010. The decreases in QWI earnings before taxes and operating margin percentage were primarily attributable to $120 million in impairment charges related to certain assets of our Firethorn division, including $114 million in goodwill impairment, and the operating loss of our QIS division.
     QSI Segment. QSI loss before taxes from continuing operations for fiscal 2011 was $132 million, compared to earnings before taxes from continuing operations of $7 million for fiscal 2010. QSI earnings before taxes from continuing operations for fiscal 2010 included a $62 million gain on the sale of our Australia spectrum license. The remaining $77 million increase in QSI loss before taxes from continuing operations for fiscal 2011 was primarily due to a $72 million increase in interest expense attributable to bank loans related to the BWA spectrum won in the India auction in June 2010.
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
QCT earnings before taxes for fiscal 2010 were $1.69 billion, compared to $1.44 billion for fiscal 2009. The increase in QCT earnings before taxes was primarily attributable to the increase in revenues, partially offset by an increase in research and development expenses. QCT operating income as a percentage of revenues (operating margin percentage) was 25% in fiscal 2010, compared to 23% in fiscal 2009. The increase in QCT operating margin percentage was primarily due to an increase in gross margin percentage and a decrease in selling, general and administrative expenses as a percentage of revenues driven primarily by the increase in revenues. QCT gross margin percentage increased as a result of the net effects of a decrease in average unit costs, lower average selling prices and favorable product mix.
     QTL Segment. QTL revenues for fiscal 2010 were $3.66 billion, compared to $3.61 billion for fiscal 2009. Revenues in fiscal 2010 included $71 million attributable to fiscal 2009 that had previously not been recognized due to discussions regarding a license agreement that was signed in the first quarter of fiscal 2010. QTL earnings before taxes for fiscal 2010 were $3.02 billion, compared to $3.07 billion for fiscal 2009. QTL operating margin percentage was 83% in the fiscal 2010, compared to 85% in fiscal 2009. The decreases in QTL earnings before taxes and operating margin percentage were primarily attributable to a higher increase in patent-related costs relative to the increase in licensing revenues.
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
     QSI Segment. QSI earnings before taxes from continuing operations for fiscal 2010 were $7 million, compared to loss before taxes from continuing operations of $54 million for fiscal 2009. The increase in QSI earnings before taxes was primarily due to a $62 million gain on the sale of our Australia spectrum license.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $20.9 billion at September 25, 2011, an increase of $2.5 billion from September 26, 2010. This increase included cash provided by operating activities of $4.9 billion and proceeds from the issuance of common stock under our equity compensation plans of $2.6 billion, partially offset by cash used to acquire Atheros of $3.1 billion, net of cash acquired. Our cash, cash equivalents and marketable securities at September 25, 2011 consisted of $5.7 billion held domestically and $15.2 billion held by foreign subsidiaries. Of the amount of cash, cash equivalents and marketable securities held by our foreign subsidiaries at September 25, 2011, $13.5 billion would be subject to material tax effects if repatriated. Due to tax and accounting considerations, we derive liquidity for operations primarily from domestic cash flow and investments held domestically.
During fiscal 2011, we repurchased 2,878,000 shares of our common stock for $142 million. In connection with the stock repurchase program, we have three put options outstanding, with expiration dates in fiscal 2012, that may require us to repurchase an aggregate of 11,800,000 shares of our common stock upon exercise for $586 million, which would result in an average price per share of $49.64. Any shares repurchased are retired. At September 25, 2011, approximately $1.0 billion remained authorized for repurchase under our stock repurchase program, net of put options outstanding. The stock repurchase program has no expiration date. Since September 25, 2011, we have repurchased 2,046,000 shares of our common stock for $99 million. We continue to evaluate repurchases under this program subject to capital availability and our view that such repurchases are in the best interest of our stockholders.
We paid dividends totaling $1.3 billion, $1.2 billion and $1.1 billion, or $0.81, $0.72 and $0.66 per common share, during fiscal 2011, 2010 and 2009, respectively. On March 8, 2011, we announced an increase in our quarterly cash dividend per share of common stock from $0.190 to $0.215. We announced cash dividends totaling $361 million, or $0.215 per share, during the fourth quarter of fiscal 2011, which were paid on September 23, 2011. On October 11, 2011, we announced a cash dividend of $0.215 per share on our common stock, payable on December 21, 2011 to stockholders of record as of November 23, 2011. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders.
Accounts receivable increased 36% during fiscal 2011. Days sales outstanding, on a consolidated basis, were 22 days at both September 25, 2011 and September 26, 2010. The increase in accounts receivable was primarily due to growth in the QCT business and the accounts receivable relating to Atheros, which were acquired in the third quarter of fiscal 2011.
We believe our current cash and cash equivalents, marketable securities and our expected cash flow generated from operations will provide us with flexibility and satisfy our working and other capital requirements over the next fiscal year and beyond based on our current business plans.

•
Our research and development expenditures were $3.0 billion and $2.5 billion in fiscal 2011 and 2010, respectively, and we expect to continue to invest heavily in research and development for new technologies, applications and services for voice and data communications, primarily in the wireless industry.

•
Capital expenditures were $593 million and $426 million in fiscal 2011 and 2010, respectively. We anticipate that capital expenditures will be higher in fiscal 2012 as compared to fiscal 2011, primarily due to estimated capital expenditures of more than $600 million in fiscal 2012 related to the continued construction of a new manufacturing facility in Taiwan for our QMT division. The initial phase of the facility is primarily being funded using cash held by foreign subsidiaries, and the facility is expected to be operational in fiscal 2012. Future capital expenditures may also be impacted by transactions that are currently not forecasted.

•	Our purchase obligations for fiscal 2012, some of which relate to research and development activities and capital expenditures, totaled $1.9 billion at September 25, 2011.

•
The acquisition of Atheros was more significant than others we have made in the past. We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly, to open new opportunities for our technologies, obtain development resources, grow our patent portfolio or pursue new business.

•
The $994 million in loans related to the BWA spectrum won in India are due and payable in full in December 2012 and bear interest at an annual rate of 10%, which is based on the highest base rate among the bank lenders and reset quarterly, plus 0.25% with interest payments due monthly. As of September 25, 2011, all but one of the lenders had the right to demand prepayment of its portion of the loans outstanding on December 15, 2011 subject to sufficient prior written notice. As a result, the loans were classified as a component of current liabilities. The date by which those lenders were required to have given notice has now passed, and those lenders can no longer demand prepayment. One remaining lender can demand prepayment of its portion of the loans outstanding on February 28, 2012 ($152 million at September 25, 2011) if notice is given by December 15, 2011. In September 2011, we received a letter from the Government of India’s Department of Telecommunications (DoT) notifying us that our applications to obtain licenses to utilize the spectrum had been rejected. In response, we filed a petition with the Telecom Disputes Settlement and Appellate Tribunal seeking to overturn this letter. If the DoT’s rejection of such applications were to be considered an event of default, the bank lenders could declare the loans due and payable immediately. We have received waivers from each of the bank lenders related to this matter until at least April 1, 2012, conditioned upon our continuing to pursue our legal rights in this matter, and agreeing that any default will be deemed cured under certain circumstances.

Contractual Obligations / Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).
At September 25, 2011, our outstanding contractual obligations included (in millions):

Contractual Obligations
Payments Due By Fiscal Period

	Total	2012	2013-2014	2015-2016	Beyond 2016	No Expiration Date
Purchase obligations(1)	$2,098	$1,923	$102	$64	$9	$—
Loans payable(2)	1,123	108	1,015	—	—	—
Operating lease obligations	464	116	109	58	181	—
Capital lease obligations(3)	395	12	25	27	331	—
Equity funding commitments(4)	2	—	—	—	—	2
Other long-term liabilities(5)(6)	173	4	155	13	—	1
Total contractual obligations	$4,255	$2,163	$1,406	$162	$521	$3

(1)	Total purchase obligations include $1.4 billion in commitments to purchase integrated circuit product inventories.

(2)
Amounts include principal and interest. The loans are payable in Indian rupees and bear interest at an annual rate based on the highest rate among the bank lenders, which is reset quarterly, plus 0.25% (10% at September 25, 2011). One lender can demand prepayment of its portion of the loans outstanding on February 28, 2012 ($152 million at September 25, 2011) if notice is given by December 15, 2011. We have received conditional waivers from each of the bank lenders until at least April 1, 2012. As a result of these items, the due date for all or a portion of the loans payable could be accelerated.

(3)	Amounts represent future minimum lease payments including interest payments. Capital lease obligations are included in other liabilities in the consolidated balance sheet at September 25, 2011.

(4)
These commitments do not have fixed funding dates and are subject to certain conditions. Commitments represent the maximum amounts to be financed or funded under these arrangements; actual financing or funding may be in lesser amounts or not at all.

(5)
Certain long-term liabilities reflected on our balance sheet, such as unearned revenues, are not presented in this table because they do not require cash settlement in the future. Other long-term liabilities as presented in this table include the related current portions.

(6)	Our consolidated balance sheet at September 25, 2011 included a $38 million noncurrent liability for uncertain tax positions, all of which may result in cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.
Additional information regarding our financial commitments at September 25, 2011 is provided in the notes to our consolidated financial statements. See “Notes to Consolidated Financial Statements, Note 9 — Commitments and Contingencies.”
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risk. We invest a portion of our cash in a number of diversified investment- and non-investment-grade fixed and floating rate securities, consisting of cash equivalents, marketable debt securities and debt mutual funds. Changes in the general level of United States interest rates can affect the principal values and yields of fixed interest-bearing securities. If interest rates in the general economy were to rise rapidly in a short period of time, our fixed interest-bearing securities could lose value. When the general economy weakens significantly, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well.
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

Principal Amount by Expected Maturity
Average Interest Rates
(Dollars in millions)

	2012	2013	2014	2015	2016	Thereafter	No Single Maturity	Total
Fixed interest-bearing securities:
Cash and cash equivalents	$2,131	$—	$—	$—	$—	$—	$—	$2,131
Interest rate	0.2%
Marketable securities:
Investment grade	$1,445	$1,273	$737	$254	$404	$522	$2,032	$6,667
Interest rate	1.1%	1.6%	3.2%	3.0%	3.0%	5.8%	1.5%
Non-investment grade	$3	$12	$30	$82	$135	$772	$12	$1,046
Interest rate	6.7%	7.8%	9.4%	9.4%	8.0%	8.0%	0.7%
Floating interest-bearing securities:
Cash and cash equivalents	$2,493	$—	$—	$—	$—	$—	$—	$2,493
Interest rate	0.04%
Marketable securities:
Investment grade	$342	$572	$566	$10	$25	$389	$574	$2,478
Interest rate	0.6%	0.7%	1.0%	5.5%	2.7%	8.9%	1.9%
Non-investment grade	$12	$60	$202	$130	$186	$923	$1,113	$2,626
Interest rate	6.3%	5.7%	6.3%	6.2%	5.0%	5.9%	4.5%
Loans payable (1)	$—	$994	$—	$—	$—	$—	$—	$994
Floating interest rate		10.0%
(1) Denominated in Indian rupees.
Cash and cash equivalents and marketable securities are recorded at fair value. The loans payable approximate fair value. As of September 25, 2011, all but one of the lenders of the loans payable had the right to demand prepayment of its portion of the loans outstanding on December 15, 2011, subject to sufficient prior written notice. The date by which those lenders were required to have given notice has now passed, and those lenders can no longer demand prepayment. One remaining lender can demand prepayment of its portion of the loans outstanding on February 28, 2012 ($152 million at September 25, 2011) if notice is given by December 15, 2011. We have received conditional waivers from each of the bank lenders until at least April 1, 2012. As a result of these items, the due date for all or a portion of the loans payable could be accelerated.

     Equity Price Risk. We hold a diversified marketable securities portfolio that includes equity securities and equity commingled and exchange-traded fund shares that are subject to equity price risk. We have made investments in marketable equity securities of companies of varying size, style, industry and geography, and changes in investment allocations may affect the price volatility of our investments. A 10% decrease in the market price of our marketable equity securities and equity mutual fund and exchange-traded fund shares at September 25, 2011 would cause a decrease in the carrying amounts of these securities of $263 million. At September 25, 2011, gross unrealized losses of our marketable equity securities and equity mutual and exchange-traded fund shares were $70 million. Although we consider these unrealized losses to be temporary, there is a risk that we may incur net other-than-temporary impairment charges or realized losses on the values of these securities if they do not recover in value within a reasonable period.
In connection with our stock repurchase program, we may sell put options that require us to repurchase shares of our common stock at fixed prices. These written put options subject us to equity price risk. At September 25, 2011, we had three outstanding put options, enabling holders to sell 11,800,000 shares of our common stock upon exercise for approximately $586 million. The put option liabilities, with a fair value of $80 million at September 25, 2011, were included in other current liabilities. If the fair value of our common stock at September 25, 2011 decreased by 15%, the amount required to physically settle the put options would exceed the fair value of the shares by $12 million, net of the $75 million in premiums received.
     Foreign Exchange Risk. We manage our exposure to foreign exchange market risks, when deemed appropriate, through the use of derivative financial instruments, including foreign currency forward and option contracts with financial counterparties. Such derivative financial instruments are viewed as hedging or risk management tools and are not used for speculative or trading purposes. Counterparties to our derivative contracts are all major institutions. In the event of the financial insolvency or distress of a counterparty to our derivative financial instruments, we may be unable to settle transactions if the counterparty does not provide us with sufficient collateral to secure its net settlement obligations to us, which could have a negative impact on our results. At September 25, 2011, we had a net liability of $25 million related to foreign currency option contracts that were designated as hedges of foreign currency risk on royalties earned from certain licensees on their sales of CDMA-based devices. If our forecasted royalty revenues were to decline by 50% and foreign exchange rates were to change unfavorably by 20% in each of our hedged foreign currencies, we would incur a loss of approximately $23 million resulting from a decrease in the fair value of the portion of our hedges that would be rendered ineffective. At September 25, 2011, we had an asset of $7 million related to a foreign currency forward contract that was designated as a net investment hedge of our investment in a wholly-owned subsidiary in Australia. We are subject to market risk on such contract. If the exchange rates relevant to that contract were to change unfavorably by 20%, we would incur a loss of $11 million. See “Notes to Consolidated Financial Statements, Note 1 — The Company and Its Significant Accounting Policies” for a description of our foreign currency accounting policies.
At September 25, 2011, we had floating-rate bank loans in the aggregate of $994 million, which are payable in full in Indian rupees in December 2012. The loans are payable in the functional currency of our consolidated subsidiaries that are party to the loans; however, we are subject to foreign currency translation risk, which may impact our liability for principal repayment and interest expense that we will record in the future. If the foreign currency exchange rate were to change unfavorably by 20%, we would incur additional principal of $248 million and interest expense of $30 million through the remainder of the contractual terms of the loans.
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
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements at September 25, 2011 and September 26, 2010 and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K on pages F-1 through F-34.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 25, 2011.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 25, 2011, as stated in its report which appears on page F-1.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2012 (the 2012 Proxy Statement) under the heading “Election of Directors.” Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers.” The information regarding our code of ethics is incorporated by reference to the 2012 Proxy Statement under the heading “Code of Ethics.”
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the 2012 Proxy Statement under the heading “Executive Compensation and Related Information.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the 2012 Proxy Statement under the headings “Equity Compensation Plan Information” and “Stock Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the 2012 Proxy Statement under the heading “Certain Relationships and Related Person Transactions.”
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the 2012 Proxy Statement under the heading “Fees for Professional Services.”

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included in the notes to the consolidated financial statements.
(b) Exhibits

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation. (1)
3.2	Certificate of Amendment of Certificate of Designation. (2)
3.4	Amended and Restated Bylaws. (3)
4.1	Amended and Restated Rights Agreement dated September 26, 2005 between the Company and Computershare Investor Services LLC, as Rights Agent. (4)
10.1	Form of Indemnity Agreement between the Company, each director and certain officers. (5)(6)
10.2	1991 Stock Option Plan, as amended. (5)(7)
10.4	Form of Stock Option Grant under the 1991 Stock Option Plan. (5)(7)
10.29	1998 Non-Employee Director’s Stock Option Plan, as amended. (5)(8)
10.40	Form of Stock Option Grant Notice and Agreement under the 2001 Stock Option Plan. (5)(7)
10.43	Form of Stock Option Grant Notice and Agreement under the 2001 Non-Employee Directors’ Stock Option Plan. (5)(9)
10.55	2001 Stock Option Plan, as amended. (5)(8)
10.58	Form of Annual Grant under the 1998 Non-Employee Directors’ Stock Option Plan. (5)(7)
10.63	Summary of Changes to Non-Employee Director Compensation Program. (5)(10)
10.66	2001 Non-Employee Directors’ Stock Option Plan, as amended. (5)(11)
10.71	Voluntary Executive Retirement Contribution Plan, as amended. (5)(12)
10.82	Amended and Restated QUALCOMM Incorporated 2001 Employee Stock Purchase Plan. (5)(13)
10.84	Form of Grant Notice and Stock Option Agreement under the 2006 Long-Term Incentive Plan. (5)(14)
10.86	Form of Grant Notice and Market Stock Unit Agreement under the 2006 Long-Term Incentive Plan. (5)(1)
10.87	2006 Long-Term Incentive Plan, as amended. (5)(15)
10.88	Amended and Restated QUALCOMM Incorporated 2001 Employee Stock Purchase Plan. (5)(16)
10.89	Amended and Restated Executive Retirement Matching Contribution Plan. (5)(17)
10.90	Form of Restricted Stock Unit Grant Notice under the 2006 Long-Term Incentive Plan. (5)(18)
10.91	2006 Long-Term Incentive Plan, as amended. (5)(19)
10.92	Executive Retirement Matching Contribution Plan, as amended. (5)(19)
10.93	Agreement and Plan of Merger, dated as of January 5, 2011, among QUALCOMM Incorporated, T Merger Sub, Inc. and Atheros Communications, Inc. (20)
10.94	2006 Long-Term Incentive Plan, as amended. (5)(21)
10.95	Amended and Restated QUALCOMM Incorporated 2001 Employee Stock Purchase Plan. (5)(21)
10.96	Atheros Communications, Inc. 2004 Stock Incentive Plan, as amended. (5)(22)
10.97	Atheros Communications, Inc. 2009 Inducement Grant Incentive Plan. (5)(22)
10.98	Atheros Communications, Inc. (formerly T-Span Corporation) 1998 Stock Incentive Plan, as amended. (5)(22)
10.99	Third Amended and Restated Intellon Corporation 2000 Employee Incentive Plan. (5)(22)
10.100	Intellon Corporation 2007 Equity Incentive Plan. (5)(22)
10.101	Resolutions Amending Atheros Communications, Inc. Equity Plans. (5)(22)
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.

Exhibit
Number	Description
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.
101.INS	XBRL Instance Document. (23)
101.SCH	XBRL Taxonomy Extension Schema. (23)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (23)
101.LAB	XBRL Taxonomy Extension Labels Linkbase. (23)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (23)
101.DEF	XBRL Taxonomy Extension Definition Linkbase. (23)

(1)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2009.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 30, 2005.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 25, 2009.

(4)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on December 12, 2006.

(5)	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(a).

(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-42782).

(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004.

(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2001.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 25, 2005.

(11)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on May 6, 2005.

(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005.

(13)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009.

(14)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended September 27, 2009.

(15)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010.

(16)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010.

(17)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 16, 2010.

(18)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on November 3, 2010.

(19)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2010.

(20)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 6, 2011.

(21)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2011.

(22)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on June 1, 2011.

(23)	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 2, 2011

QUALCOMM Incorporated
By	/s/ Paul E. Jacobs
Paul E. Jacobs,
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul E. Jacobs	Chief Executive Officer and Chairman	November 2, 2011
Paul E. Jacobs	(Principal Executive Officer)

/s/ William E. Keitel	Chief Financial Officer	November 2, 2011
William E. Keitel	(Principal Financial and Accounting Officer)

/s/ Barbara T. Alexander	Director	November 2, 2011
Barbara T. Alexander

/s/ Stephen M. Bennett	Director	November 2, 2011
Stephen M. Bennett

/s/ Donald Cruickshank	Director	November 2, 2011
Donald Cruickshank

/s/ Raymond V. Dittamore	Director	November 2, 2011
Raymond V. Dittamore

/s/ Thomas Horton	Director	November 2, 2011
Thomas Horton

/s/ Irwin Jacobs	Director	November 2, 2011
Irwin Jacobs

/s/ Robert E. Kahn	Director	November 2, 2011
Robert E. Kahn

/s/ Sherry Lansing	Director	November 2, 2011
Sherry Lansing

/s/ Duane A. Nelles	Director	November 2, 2011
Duane A. Nelles

/s/ Francisco Ros	Director	November 2, 2011
Francisco Ros

/s/ Brent Scowcroft	Director	November 2, 2011
Brent Scowcroft

/s/ Marc I. Stern	Director	November 2, 2011
Marc I. Stern

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of QUALCOMM Incorporated:
In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of QUALCOMM Incorporated and its subsidiaries at September 25, 2011 and September 26, 2010 and the results of their operations and their cash flows for each of the three years in the period ended September 25, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 25, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
San Diego, California

November 2, 2011

QUALCOMM Incorporated
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	September 25, 2011	September 26, 2010
ASSETS
Current assets:
Cash and cash equivalents	$5,462	$3,547
Marketable securities	6,190	6,732
Accounts receivable, net	993	730
Inventories	765	528
Deferred tax assets	537	321
Other current assets	346	275
Total current assets	14,293	12,133
Marketable securities	9,261	8,123
Deferred tax assets	1,703	1,922
Assets held for sale	746	—
Property, plant and equipment, net	2,414	2,373
Goodwill	3,432	1,488
Other intangible assets, net	3,099	3,022
Other assets	1,474	1,511
Total assets	$36,422	$30,572
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$969	$764
Payroll and other benefits related liabilities	644	467
Unearned revenues	610	623
Loans payable	994	1,086
Income taxes payable	18	1,443
Other current liabilities	2,054	1,085
Total current liabilities	5,289	5,468
Unearned revenues	3,541	3,485
Other liabilities	620	761
Total liabilities	9,450	9,714

Commitments and contingencies (Note 9)

Stockholders’ equity:
Qualcomm stockholders’ equity:
Preferred stock, $0.0001 par value; issuable in series; 8 shares authorized; none outstanding at September 25, 2011 and September 26, 2010	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,681 and 1,612 shares issued and outstanding at September 25, 2011 and September 26, 2010, respectively	—	—
Paid-in capital	10,394	6,856
Retained earnings	16,204	13,305
Accumulated other comprehensive income	353	697
Total Qualcomm stockholders’ equity	26,951	20,858
Noncontrolling interests (Note 7)	21	—
Total stockholders’ equity	26,972	20,858
Total liabilities and stockholders’ equity	$36,422	$30,572

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended
	September 25, 2011	September 26, 2010*	September 27, 2009*
Revenues:
Equipment and services	$9,223	$6,971	$6,437
Licensing	5,734	4,011	3,950
Total revenues	14,957	10,982	10,387
Operating expenses:
Cost of equipment and services revenues	4,877	3,301	3,025
Research and development	2,995	2,451	2,345
Selling, general and administrative	1,945	1,503	1,462
Other (Notes 4 and 9)	114	—	1,013
Total operating expenses	9,931	7,255	7,845
Operating income	5,026	3,727	2,542
Investment income (loss), net (Note 5)	661	766	(139)
Income from continuing operations before income taxes	5,687	4,493	2,403
Income tax expense	(1,132)	(973)	(611)
Income from continuing operations	4,555	3,520	1,792
Discontinued operations, net of income taxes (Note 11)	(313)	(273)	(200)
Net income	4,242	3,247	1,592
Net loss attributable to noncontrolling interests (Note 7)	18	—	—
Net income attributable to Qualcomm	$4,260	$3,247	$1,592

Basic earnings (loss) per share attributable to Qualcomm:
Continuing operations	$2.76	$2.15	$1.08
Discontinued operations	(0.19)	(0.17)	(0.12)
Net income	$2.57	$1.98	$0.96
Diluted earnings (loss) per share attributable to Qualcomm:
Continuing operations	$2.70	$2.12	$1.07
Discontinued operations	(0.18)	(0.16)	(0.12)
Net income	$2.52	$1.96	$0.95
Shares used in per share calculations:
Basic	1,658	1,643	1,656
Diluted	1,691	1,658	1,673

Dividends per share announced	$0.81	$0.72	$0.66

*As adjusted for discontinued operations (Note 11)

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	September 25, 2011		September 26, 2010	September 27, 2009
Operating Activities:
Net income	$4,242		$3,247	$1,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,061		666	635
Goodwill impairment	114		—	—
Revenues related to non-monetary exchanges	(123)		(130)	(114)
Income tax provision (less than) in excess of income tax payments	(1,204)		116	(33)
Non-cash portion of share-based compensation expense	824		612	584
Incremental tax benefit from stock options exercised	(183)		(45)	(79)
Net realized gains on marketable securities and other investments	(337)		(405)	(137)
Net impairment losses on marketable securities and other investments	52		125	763
Other items, net	12		(64)	(32)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(140)		(18)	3,083
Inventories	(62)		(80)	69
Other assets	(70)		(60)	(58)
Trade accounts payable	(26)		148	57
Payroll, benefits and other liabilities	572		(229)	984
Unearned revenues	168		193	(142)
Net cash provided by operating activities	4,900		4,076	7,172
Investing Activities:
Capital expenditures	(593)		(426)	(761)
Advance payment on spectrum (Note 9)	—		(1,064)	—
Purchases of available-for-sale securities	(10,948)		(8,973)	(10,443)
Proceeds from sale of available-for-sale securities	10,661		10,440	5,274
Purchases of other marketable securities	—		(850)	—
Cash received for partial settlement of investment receivables	18		34	349
Atheros acquisition, net of cash acquired (Note 12)	(3,130)	—	—	—
Other investments and acquisitions, net of cash acquired	(494)		(94)	(54)
Change in collateral held under securities lending	—		—	173
Other items, net	(3)		94	5
Net cash used by investing activities	(4,489)		(839)	(5,457)
Financing Activities:
Borrowing under loans payable	1,555		1,064	—
Repayment of loans payable	(1,555)		—	—
Proceeds from issuance of common stock	2,647		689	642
Proceeds from put option premiums	75		—	—
Proceeds from issuance of subsidiary shares to noncontrolling interests (Note 7)	62		—	—
Incremental tax benefit from stock options exercised	183		45	79
Repurchase and retirement of common stock	(142)		(3,016)	(285)
Dividends paid	(1,346)		(1,177)	(1,093)
Change in obligation under securities lending	46		—	(173)
Other items, net	(7)		(10)	(3)
Net cash provided (used) by financing activities	1,518		(2,405)	(833)
Effect of exchange rate changes on cash	(14)		(2)	(5)
Net increase in cash and cash equivalents	1,915		830	877
Cash and cash equivalents at beginning of year	3,547		2,717	1,840
Cash and cash equivalents at end of year	$5,462		$3,547	$2,717
See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock Shares	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Qualcomm Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at September 28, 2008	1,656	$7,511	$10,717	$(284)	$17,944	$—	$17,944
Components of comprehensive income, net of tax:
Net income	—	—	1,592	—	1,592	—	1,592
Other comprehensive income (Note 1)	—	—	—	891	891	—	891
Total comprehensive income							2,483
Common stock issued under employee benefit plans and the related tax benefits	22	682	—	—	682	—	682
Repurchase and retirement of common stock	(9)	(285)	—	—	(285)	—	(285)
Share-based compensation	—	585	—	—	585	—	585
Dividends	—	—	(1,093)	—	(1,093)	—	(1,093)
Other	—	—	19	(19)	—	—	—
Balance at September 27, 2009	1,669	8,493	11,235	588	20,316	—	20,316
Components of comprehensive income, net of tax:
Net income	—	—	3,247	—	3,247	—	3,247
Other comprehensive income (Note 1)	—	—	—	109	109	—	109
Total comprehensive income							3,356
Common stock issued under employee benefit plans and the related tax benefits	23	770	—	—	770	—	770
Repurchase and retirement of common stock	(80)	(3,016)	—	—	(3,016)	—	(3,016)
Share-based compensation	—	604	—	—	604	—	604
Dividends	—	—	(1,177)	—	(1,177)	—	(1,177)
Other	—	5	—	—	5	—	5
Balance at September 26, 2010	1,612	6,856	13,305	697	20,858	—	20,858
Components of comprehensive income, net of tax:
Net income (loss)[1]	—	—	4,260	—	4,260	(18)	4,242
Other comprehensive loss (Note 1)	—	—	—	(344)	(344)	(3)	(347)
Total comprehensive income							3,895
Common stock issued under employee benefit plans and the related tax benefits, net of shares withheld for tax	72	2,720	—	—	2,720	—	2,720
Repurchase and retirement of common stock	(3)	(142)	—	—	(142)	—	(142)
Share-based compensation	—	848	—	—	848	—	848
Dividends	—	—	(1,361)	—	(1,361)	—	(1,361)
Value of stock awards assumed in acquisition	—	106	—	—	106	—	106
Issuance of subsidiary shares to noncontrolling interests (Note 7)	—	14	—	—	14	42	56
Other	—	(8)	—	—	(8)	—	(8)
Balance at September 25, 2011	1,681	$10,394	$16,204	$353	$26,951	$21	$26,972

1 Loss from discontinued operations, net of income taxes (Note 11), was attributable to Qualcomm.
See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Its Significant Accounting Policies
     The Company. QUALCOMM Incorporated, a Delaware corporation, and its subsidiaries (collectively the Company or Qualcomm), develop, design, manufacture and market digital telecommunications products and services. The Company is a leading developer and supplier of integrated circuits and system software based on Code Division Multiple Access (CDMA), Orthogonal Frequency Division Multiple Access (OFDMA) and other technologies for use in voice and data communications, networking, application processing, multimedia functions and global positioning system products to device and infrastructure manufacturers. The Company grants licenses to use portions of its intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, and receives fixed license fees (payable in one or more installments) as well as ongoing royalties based on sales by licensees of wireless telecommunications equipment products incorporating its patented technologies. The Company sells equipment, software and services to transportation and other companies to wirelessly connect their assets and workforce. The Company provides software products and services for content enablement across a wide variety of platforms and devices for the wireless industry. The Company also makes strategic investments to support the global adoption of its technologies and services.
Principles of Consolidation. The Company’s consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries. In addition, the Company consolidates its investments in certain immaterial less than majority-owned variable interest entities as the Company is the primary beneficiary. The ownership of the other interest holders of consolidated subsidiaries and the variable interest entity is presented separately in the consolidated balance sheets and statements of operations. All significant intercompany accounts and transactions have been eliminated. Certain of the Company’s consolidated subsidiaries are included in the consolidated financial statements one month in arrears to facilitate the timely inclusion of such entities in the Company’s consolidated financial statements.
     Financial Statement Preparation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been adjusted to reflect the presentation of the FLO TV business as discontinued operations (Note 11).
     Fiscal Year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The fiscal years ended September 25, 2011, September 26, 2010 and September 27, 2009 included 52 weeks.
     Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are comprised of money market funds, certificates of deposit, commercial paper and government agencies’ securities. The carrying amounts approximate fair value due to the short maturities of these instruments.
Marketable Securities. The appropriate classification of marketable securities is determined at the time of purchase and reevaluated at each balance sheet date. Marketable securities include available-for-sale securities, securities for which the Company has elected the fair value option and certain time deposits. The Company classifies marketable securities as current or noncurrent based on the nature of the securities and their availability for use in current operations. Marketable securities are stated at fair value. The net unrealized gains or losses on available-for-sale securities are reported as a component of accumulated other comprehensive income (loss), net of income tax. The unrealized gains or losses on securities for which the Company has elected the fair value option are recognized in net investment income (loss). The realized gains and losses on marketable securities are determined using the specific identification method.
At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other than temporary. The Company considers factors including: the significance of the decline in value compared to the cost basis; underlying factors contributing to a decline in the prices of securities in a single asset class; how long the market value of the security has been less than its cost basis; the security’s relative performance versus its peers, sector or asset class; expected market volatility, the market and economy in general; analyst recommendations and price targets; views of external investment managers; news or financial information that has been released specific to the investee; and the outlook for the overall industry in which the investee operates.
Starting in the third quarter of fiscal 2009, if the debt security’s market value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an other-than-temporary impairment charge to investment income (loss) for the entire amount of the impairment. For the remaining debt securities, if an other-than-temporary impairment exists, the Company separates the other-than-temporary impairment into the portion of the loss related to credit factors, or the credit loss portion, and the portion of the loss that is not related to credit factors, or the noncredit loss portion. The credit loss portion is the difference between the amortized cost of the security and the Company’s best estimate of the present value of the cash flows expected to be collected from the debt security. The noncredit loss portion is the residual amount of the other-than-temporary

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impairment. The credit loss portion is recorded as a charge to investment income (loss), and the noncredit loss portion is recorded as a separate component of other comprehensive income (loss). Prior to the third quarter of fiscal 2009, the entire other-than-temporary impairment loss was recognized in earnings for all debt securities.
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
Securities Lending. The Company may engage in transactions in which certain fixed-income and equity securities are loaned to selected broker-dealers. At September 25, 2011, the loaned securities of $44 million were included in marketable securities on the balance sheet. There were no securities loaned at September 26, 2010 under the Company’s securities lending program. Cash collateral is held and invested by one or more securities lending agents on behalf of the Company. The Company monitors the fair value of securities loaned and the collateral received and obtains additional collateral as necessary. Collateral of $46 million at September 25, 2011 was recorded in cash equivalents with a corresponding amount in other current liabilities.
Allowances for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers the following factors when determining if collection of a fee is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends, changes in customer payment terms, and bank credit-worthiness for letters of credit. If the Company has no previous experience with the customer, the Company typically obtains reports from various credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information, including financial statements or other documents to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of the Company’s customers was to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.
Inventories. Inventories are valued at the lower of cost or market (replacement cost, not to exceed net realizable value) using the first-in, first-out method. Recoverability of inventories is assessed based on review of committed purchase orders from customers, as well as purchase commitment projections provided by customers, among other things.
     Derivatives. The Company may enter into foreign currency forward and option contracts to manage foreign exchange risk for certain foreign currency transactions and probable anticipated foreign currency revenue transactions. Gains and losses arising from changes in the fair values of such contracts that are not designated as hedging instruments are recorded in investment income (expense) as gains (losses) on derivative instruments. Gains (losses) arising from the effective portion of foreign currency forward and option contracts that are designated as cash-flow hedging instruments are recorded in accumulated other comprehensive income (loss) as gains (losses) on derivative instruments, net of tax. The amounts are subsequently reclassified into revenues in the same period in which the underlying transactions affect the Company’s earnings. The fair value of the Company’s foreign currency option contracts used to hedge foreign currency revenue transactions recorded in other current assets was $17 million and $4 million at September 25, 2011 and September 26, 2010, respectively, and the value recorded in other current liabilities was $42 million and $19 million at September 25, 2011 and September 26, 2010, respectively, all of which were designated as cash-flow hedging instruments at September 25, 2011 and substantially all of which were designated as cash-flow hedging instruments at September 26, 2010. At September 25, 2011, the Company had a foreign currency forward contract, with a fair value of $7 million in other current assets, that was designated as a net investment hedge of the Company’s investment in a wholly-owned subsidiary in Australia. Gains (losses) arising from changes in fair value of the net investment hedge are recorded in selling, general and administrative expenses.
In connection with its stock repurchase program, the Company may sell put options that require the Company to repurchase shares of its common stock at fixed prices. The premiums received from put options are recorded as other current liabilities. Changes in the fair value of put options are recorded in net investment income (loss) as gains (losses) on derivative

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

instruments. The value of the put options recorded in other current liabilities was $80 million at September 25, 2011. There were no put options outstanding at September 26, 2010.
Property, Plant and Equipment. Property, plant and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives. Upon the retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is recorded. Buildings and building improvements on owned land are depreciated over 30 years and 15 years, respectively. Leasehold improvements and buildings on leased land are amortized over the shorter of their estimated useful lives or the remaining term of the related lease, not to exceed 15 and 20 years, respectively. Other property, plant and equipment have useful lives ranging from 2 to 25 years. Direct external and internal costs of developing software for internal use are capitalized subsequent to the preliminary stage of development. Leased property meeting certain capital lease criteria is capitalized, and the net present value of the related lease payments is recorded as a liability. Amortization of assets under capital lease is recorded using the straight-line method over the shorter of the estimated useful lives or the lease terms. Maintenance, repairs, and minor renewals and betterments are charged to expense as incurred.
Goodwill and Other Intangible Assets. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. For intangible assets purchased in a business combination or received in a non-monetary exchange, the estimated fair values of the assets received (or, for non-monetary exchanges, the estimated fair values of the assets transferred if more clearly evident) are used to establish the cost bases (except for non-monetary exchanges in which neither of the values of the assets received or the assets transferred in non-monetary exchanges are determinable within reasonable limits). Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value.
Weighted-average amortization periods for finite-lived intangible assets, by class, were as follows (in years):

	September 25, 2011	September 26, 2010
Spectrum licenses	5	5
Marketing-related	9	18
Technology-based	11	14
Customer-related	3	5
Total finite-lived intangible assets	11	14
     Impairment of Goodwill and Other Long-Lived Assets. Goodwill and other indefinite-lived intangible assets are tested annually for impairment in the fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying amounts may be impaired. Goodwill is assessed for impairment using a two-step approach. First, the Company compares the estimated fair value of the reporting unit in which the goodwill resides to its carrying value. The second step, if necessary, measures the amount of such impairment by comparing the implied fair value of goodwill to its carrying value. Other indefinite-lived intangible assets are assessed for impairment by comparing their estimated fair values to their carrying values. If the carrying values exceed the fair values, the difference is recorded as an impairment.
Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell and are not depreciated.
Revenue Recognition. The Company derives revenues principally from sales of integrated circuit products, licensing of its intellectual property and software, and sales of messaging, software hosting, software development software and other services and related hardware. The timing of revenue recognition and the amount of revenue actually recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of the Company’s deliverables and obligations.
For transactions entered into prior to the first quarter of fiscal 2010, the Company allocated revenue for transactions that included multiple elements to each unit of accounting based on its relative fair value using vendor-specific objective evidence (VSOE). The price charged when the element was sold separately generally determined fair value. When the Company had objective evidence of the fair values of undelivered elements but not delivered elements, the Company allocated revenue first to

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the fair value of the undelivered elements, and the residual revenue was then allocated to the delivered elements. If the fair value of any undelivered element included in a multiple element arrangement could not be objectively determined, revenue was deferred until all elements were delivered or services were performed, or until fair value could be objectively determined for any remaining undelivered elements. Beginning in the first quarter of fiscal 2010, the Company adopted amended accounting guidance for revenue recognition that eliminated the use of the residual method and requires entities to allocate revenue using the relative selling price method. For substantially all arrangements with multiple deliverables, the Company continues to use VSOE to allocate the selling price to each deliverable. The Company determines VSOE based on its normal pricing and discounting practices for the specific product or service when sold separately. In certain limited instances when VSOE cannot be established, the Company first attempts to establish the selling price based on third-party evidence (TPE). If TPE is not available, the Company estimates the selling price of the product or service as if it were sold on a standalone basis. The adoption of the new guidance did not have a material impact on the timing or pattern of revenue recognition.
Revenues from sales of the Company’s products are recognized at the time of shipment, or when title and risk of loss pass to the customer and other criteria for revenue recognition are met, if later. Revenues from providing services, including software hosting services, are recognized when earned. Revenues from providing services were less than 10% of total revenues for all fiscal years presented.
The Company licenses or otherwise provides rights to use portions of its intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products. Licensees typically pay a fixed license fee in one or more installments and royalties based on their sales of products incorporating or using the Company’s licensed intellectual property. License fees are recognized over the estimated period of benefit of the license to the licensee, typically 5 to 15 years. The Company earns royalties on such licensed products sold worldwide by its licensees at the time that the licensees’ sales occur. The Company’s licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. The Company recognizes royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met.
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
The Company provides both perpetual and renewable time-based software licenses. Revenues from software license fees are recognized when revenue recognition criteria are met and, if applicable, when vendor-specific objective evidence exists to allocate the total license fee to elements of multiple-element software arrangements, including post-contract customer support. Post-contract support is recognized ratably over the term of the related contract. When contracts contain multiple elements wherein the only undelivered element is post-contract customer support and vendor-specific objective evidence of the fair value of post-contract customer support does not exist, revenue from the entire arrangement is recognized ratably over the support period. The amount or timing of the Company’s software licensing revenues may differ as a result of changes in these judgments or estimates.
The Company records reductions to revenues for customer incentive arrangements, including volume-related and other pricing rebates and cost reimbursements for marketing and other activities involving certain of the Company’s products. The Company recognizes the maximum potential liability at the later of the date at which the Company records the related revenues or the date at which the Company offers the incentive or, if payment is contingent, when the contingency is resolved. In certain arrangements, the liabilities are based on customer forecasts. The Company reverses accruals for unclaimed incentive amounts to revenues when the unclaimed amounts are no longer subject to payment.
Unearned revenues consist primarily of license fees for intellectual property and software products, hardware product sales with continuing performance obligations and billings on uncompleted contracts in excess of incurred cost and accrued profit.
     Concentrations. A significant portion of the Company’s revenues is concentrated with a limited number of customers. Revenues from two customers of the Company’s QCT and QTL segments each comprised 13% of total consolidated revenues in fiscal 2011, compared to 15% and 10% of total consolidated revenues in fiscal 2010 and 18% and 13% of total consolidated revenues in fiscal 2009, respectively. Aggregated accounts receivable from two customers comprised 34% of gross accounts receivable at September 25, 2011. Aggregated accounts receivable from three customers comprised 42% of gross accounts receivable at September 26, 2010.
    Shipping and Handling Costs. Costs incurred for shipping and handling are included in cost of equipment and services revenues at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as revenue.
     Share-Based Compensation. Share-based compensation expense for equity-classified awards, principally related to stock

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

options and restricted stock units (RSUs), is measured at the grant date, or at the acquisition date for assumed awards, based on the estimated fair value of the award and is recognized over the employee’s requisite service period.
The fair values of employee stock options granted are estimated using the lattice binomial option-pricing model, and the fair values of employee stock options assumed are estimated using the Black-Scholes option-pricing model. The weighted-average estimated fair values of employee stock options granted during fiscal 2011, 2010 and 2009 were $13.17, $12.40 and $14.27 per share, respectively. The following table presents the weighted-average assumptions (annualized percentages) used to estimate the fair values of employee stock options granted or assumed in the periods presented:

	2011	2010	2009
Volatility	30.8%	33.8%	42.7%
Risk-free interest rate	2.1%	2.5%	2.6%
Dividend yield	1.5%	1.5%	1.5%
Post-vest forfeiture rate	9.8%	9.8%	9.2%
Suboptimal exercise factor	1.8	1.8	1.9
The Company uses the implied volatility of market-traded options in the Company’s stock to determine the expected volatility. The term structure of volatility is used up to approximately two years, and the Company uses the implied volatility of the option with the longest time to maturity for periods beyond two years. The risk-free interest rate is based upon observed interest rates appropriate for the terms of the Company’s employee stock options. The Company does not target a specific dividend yield for its dividend payments but is required to assume a dividend yield as an input to the binomial model. The dividend yield is based on the Company’s history and expectation of future dividend payouts and may be subject to substantial change in the future. The post-vest forfeiture rate and suboptimal exercise factor are based on the Company’s historical option cancellation and employee exercise information, respectively.
The expected life of employee stock options is a derived output of the lattice binomial model and is impacted by all of the underlying assumptions used by the Company. The weighted-average expected life of employee stock options granted, as derived from the binomial model, was 5.6 years, 5.5 years and 5.6 years during fiscal 2011, 2010 and 2009, respectively.
The fair values of RSUs are estimated based on the fair market values of the underlying stock on the dates of grant or dates the RSUs are assumed. If RSUs do not have the right to participate in dividends, the fair value is discounted by the dividend yield. The weighted-average estimated fair values of employee RSUs granted during fiscal 2011 and 2010 were $50.14 and $35.61 per share, respectively. No RSUs were granted in fiscal 2009. For the majority of RSUs, shares are issued on the vesting dates net of the amount of shares needed to satisfy statutory tax withholding requirements to be paid by the Company on behalf of the employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding.
Share-based compensation expense is adjusted to exclude amounts related to share-based awards that are expected to be forfeited. The annual pre-vest forfeiture rate for stock options and RSUs granted in fiscal 2011 and 2010 was estimated to be approximately 3% based on historical experience. The effect of pre-vest forfeitures on the Company’s recorded expense in fiscal 2011, 2010 and 2009 for awards granted prior to fiscal 2010 was negligible due to the predominantly monthly vesting of stock options that were granted in those periods.
Total estimated share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

	2011	2010*	2009*
Cost of equipment and services revenues	$67	$41	$40
Research and development	397	293	272
Selling, general and administrative	349	263	252
Continuing operations	813	597	564
Related income tax benefit	(194)	(166)	(121)
Continuing operations, net of income taxes	619	431	443
Discontinued operations	8	17	20
Related income tax benefit	(3)	(6)	(8)
Discontinued operations, net of income taxes	5	11	12
	$624	$442	$455
*As adjusted for discontinued operations (Note 11)

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded $165 million, $119 million and $106 million in share-based compensation expense during fiscal 2011, 2010 and 2009, respectively, related to share-based awards granted during those periods. The remaining share-based compensation expense primarily related to stock awards granted in earlier periods and stock awards assumed. In addition, for fiscal 2011, 2010 and 2009, $183 million, $45 million and $79 million, respectively, were reclassified to reduce net cash provided by operating activities with an offsetting increase in net cash used by financing activities in the consolidated statements of cash flows to reflect the incremental tax benefits from stock options exercised and restricted stock units vested in those periods. The amount of compensation cost capitalized related to share-based payment awards was negligible for all periods presented.
     Litigation. The Company is currently involved in certain legal proceedings. The Company records its best estimate of a loss related to pending litigation when the loss is considered probable and the amount can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability related to the claim. As additional information becomes available, the Company assesses the potential liability related to the Company’s pending litigation and revises its estimates. The Company’s legal costs associated with defending itself are recorded to expense as incurred.
      Foreign Currency. Foreign subsidiaries operating in a local currency environment use the local currency as the functional currency. Resulting translation gains or losses are recognized as a component of other comprehensive income (loss). Where the United States dollar is the functional currency, resulting translation gains or losses are recognized in the consolidated statements of operations. Transaction gains or losses related to balances denominated in a different currency than the functional currency are recognized in the consolidated statements of operations. Net foreign currency transaction losses included in the Company’s consolidated statements of operations were $8 million and $6 million for fiscal 2011 and 2010, respectively, and negligible in fiscal 2009.
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
The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.
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
      Earnings Per Common Share. Basic earnings per common share is computed by dividing net income attributable to Qualcomm by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income attributable to Qualcomm by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when an award is settled are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for fiscal 2011, 2010 and 2009 were 32,908,000, 15,652,000 and 16,900,000, respectively.
Employee stock options to purchase 20,224,000, 149,007,000 and 136,309,000 shares of common stock during fiscal 2011,

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2010 and 2009, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect would be anti-dilutive. Put options outstanding during fiscal 2011 to purchase 11,800,000 shares of common stock were not included in the earnings per common share computation because the put options’ exercise prices were less than the average market price of the common stock while they were outstanding, and therefore, the effect on diluted earnings per common share would be anti-dilutive (Note 7). In addition, 1,963,000 and 235,000 shares of other common stock equivalents outstanding in fiscal 2011 and 2010, respectively, were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive. There were no common stock equivalents outstanding in fiscal 2009 whose effect would be anti-dilutive.
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
Components of accumulated other comprehensive income in Qualcomm stockholders’ equity consisted of the following (in millions):

	September 25, 2011	September 26, 2010
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain marketable debt securities, net of income taxes	$27	$62
Net unrealized gains on marketable securities, net of income taxes	427	723
Net unrealized losses on derivative instruments, net of income taxes	(15)	(8)
Foreign currency translation	(86)	(80)
	$353	$697
At September 25, 2011, accumulated other comprehensive income included $13 million of other-than-temporary losses on marketable debt securities related to factors other than credit, net of income taxes.
Total comprehensive income attributable to Qualcomm consisted of the following (in millions):

	2011	2010	2009
Net income	$4,242	$3,247	$1,592
Other comprehensive income:
Foreign currency translation	(9)	(40)	(25)
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain marketable debt securities, net of income taxes of $10, ($5) and $12, respectively	(19)	21	135
Net unrealized (losses) gains on other marketable securities and derivative instruments, net of income taxes of $80, $74 and ($5), respectively	(145)	392	261
Reclassification of net realized gains on marketable securities and derivative instruments included in net income, net of income taxes of $112, ($12) and $75, respectively	(199)	(380)	(93)
Reclassification of other-than-temporary losses on marketable securities included in net income, net of income taxes of $14, ($5) and $130, respectively	25	116	613
Total other comprehensive (loss) income	(347)	109	891
Total comprehensive income	3,895	3,356	2,483
Comprehensive loss attributable to noncontrolling interests	21	—	—
Comprehensive income attributable to Qualcomm	$3,916	$3,356	$2,483
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 25, 2011 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,495	$2,129	$—	$4,624
Marketable securities
U.S. Treasury securities and government-related securities	14	508	—	522
Corporate bonds and notes	—	6,018	—	6,018
Mortgage- and asset-backed securities	—	667	11	678
Auction rate securities	—	—	124	124
Non-investment-grade debt securities	—	3,656	16	3,672
Common and preferred stock	1,061	728	—	1,789
Equity mutual and exchange-traded funds	845	—	—	845
Debt mutual funds	1,327	476	—	1,803
Total marketable securities	3,247	12,053	151	15,451
Derivative instruments	—	24	—	24
Other investments (1)	152	—	—	152
Total assets measured at fair value	$5,894	$14,206	$151	$20,251
Liabilities
Derivative instruments	$—	$122	$—	$122
Other liabilities (1)	152	—	7	159
Total liabilities measured at fair value	$152	$122	$7	$281

(1)	Level 1 measurements are comprised of the Company’s deferred compensation plan liability and related assets, which are invested in mutual funds.
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
The fair value of highly rated mortgage- and asset-backed securities is derived from the use of matrix pricing (prices for

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

similar securities) or, in some cases cash flow pricing models with observable inputs, such as contractual terms, maturity, credit rating and/or securitization structure, to determine the timing and amount of future cash flows. Certain mortgage- and asset-backed securities, principally those that are rated below AAA, may require use of significant unobservable inputs to estimate fair value, such as default likelihood, recovery rates and prepayment speed.
The fair value of auction rate securities is estimated by the Company using a discounted cash flow model that incorporates transaction details such as contractual terms, maturity and timing and amount of future cash flows, as well as assumptions related to liquidity, default likelihood and recovery, the future state of the auction rate market and credit valuation adjustments of market participants. Though certain of the securities held by the Company are pools of student loans guaranteed by the U.S. government, prepayment speeds and illiquidity discounts are considered significant unobservable inputs. These additional inputs are generally unobservable, and therefore, auction rate securities are included in Level 3.
     Derivative Instruments. Derivative instruments include foreign currency option and forward contracts to manage foreign exchange risk for certain foreign currency transactions and certain balances denominated in a foreign currency, and written put options to repurchase shares of the Company’s common stock at fixed prices. Derivative instruments are valued using standard calculations/models that are primarily based on observable inputs, such as foreign currency exchange rates, the Company’s stock price, volatilities and interest rates. Therefore, derivative instruments are included in Level 2.
     Other Liabilities. Other liabilities included in Level 3 are comprised of put rights held by third parties representing interests in certain of the Company’s subsidiaries (Note 7). These put rights are valued with a standard option pricing model using significant unobservable inputs.
     Activity between Levels of the Fair Value Hierarchy. There were no significant transfers between Level 1 and Level 2 during fiscal 2011 or 2010. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table includes the activity for marketable securities and other liabilities classified within Level 3 of the valuation hierarchy (in millions):

	2011			2010
	Auction Rate Securities	Other Marketable Securities	Other Liabilities	Auction Rate Securities	Other Marketable Securities
Beginning balance of Level 3	$126	$18	$—	$174	$31
Total realized and unrealized gains (losses):
Included in investment income, net	—	2	(1)	—	5
Included in other comprehensive income	2	(1)	—	7	(1)
Purchases	4	6	—	—	—
Issuances	—	—	8	—	—
Settlements	(8)	(6)	—	(55)	(21)
Transfers into Level 3	—	8	—	—	4
Ending balance of Level 3	$124	$27	$7	$126	$18

The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the fiscal month in which the actual event or change in circumstances that caused the transfer occurs. Transfers into Level 3 in fiscal 2011 and 2010 primarily consisted of debt securities with significant inputs that became unobservable as a result of an increased likelihood of a shortfall in contractual cash flows or a significant downgrade in credit ratings.
     Nonrecurring Fair Value Measurements. The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During fiscal 2011, goodwill with a carrying amount of $154 million was written down to its implied fair value of $40 million, resulting in an impairment charge of $114 million (Note 4). The implied fair value was based on significant unobservable inputs, and as a result, the fair value measurement was classified as Level 3. During fiscal 2011, 2010 and 2009, the Company did not have any other significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.
Note 3. Marketable Securities
Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Available-for-sale:
U.S. Treasury securities and government-related securities	$516	$650	$6	$4
Corporate bonds and notes	3,665	3,504	2,353	1,495
Mortgage- and asset-backed securities	587	629	91	38
Auction rate securities	—	—	124	126
Non-investment-grade debt securities	19	21	3,653	3,344
Common and preferred stock	76	52	1,713	1,670
Equity mutual and exchange-traded funds	—	—	845	979
Debt mutual funds	1,327	1,476	—	—
Total available-for-sale	6,190	6,332	8,785	7,656
Fair value option:
Debt mutual fund	—	—	476	467
Time deposits	—	400	—	—
Total marketable securities	$6,190	$6,732	$9,261	$8,123
The Company holds an investment in a debt mutual fund for which the Company elected the fair value option. The investment would have otherwise been recorded using the equity method. The debt mutual fund has no single maturity date. At September 25, 2011, the Company had an effective ownership interest in the debt mutual fund of 21%. Increases in fair value associated with this investment of $9 million and $17 million were recognized in net investment income in fiscal 2011 and 2010, respectively. The Company believes that recording the investment at fair value and reporting the investment as a marketable security is preferable to applying the equity method because the Company is able to redeem its shares at net asset value, which is determined daily. At September 26, 2010, marketable securities also included $400 million of time deposits that matured in December 2010.
At September 25, 2011, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity				No Single
Less Than	One to	Five to	Greater Than	Maturity
One Year	Five Years	Ten Years	Ten Years	Date	Total
$1,084	$4,600	$2,450	$952	$3,255	$12,341
Securities with no single maturity date included debt mutual funds, non-investment-grade debt securities, mortgage- and asset-backed securities and auction rate securities.
The Company recorded realized gains and losses on sales of available-for-sale marketable securities as follows (in millions):

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains
Fiscal Year
2011	$356	$(30)	$326
2010	415	(31)	384
2009	215	(79)	136
Available-for-sale securities were comprised as follows (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 25, 2011
Equity securities	$2,426	$278	$(70)	$2,634
Debt securities	12,179	294	(132)	12,341
	$14,605	$572	$(202)	$14,975
September 26, 2010
Equity securities	$2,309	$403	$(11)	$2,701
Debt securities	10,795	512	(20)	11,287
	$13,104	$915	$(31)	$13,988
The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

	September 25, 2011
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds and notes	$1,862	$(41)	$41	$—
Auction rate securities	3	—	121	(2)
Non-investment-grade debt securities	1,867	(86)	19	(3)
Common and preferred stock	750	(70)	4	—
	$4,482	$(197)	$185	$(5)

	September 26, 2010
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds and notes	$425	$(1)	$23	$—
Auction rate securities	—	—	126	(4)
Non-investment-grade debt securities	296	(7)	90	(8)
Common and preferred stock	133	(10)	3	—
Equity mutual and exchange-traded funds	277	(1)	—	—
	$1,131	$(19)	$242	$(12)
At September 25, 2011, the Company concluded that the unrealized losses were temporary. Further, for common and preferred stock with unrealized losses, the Company has the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable period of time. For debt securities with unrealized losses, the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, such securities before recovery or maturity.
The following table shows the activity for the credit loss portion of other-than-temporary impairments on debt securities held by the Company (in millions):

	2011	2010	2009
Beginning balance of credit losses	$109	$170	$—
Credit losses remaining in retained earnings upon adoption	—	—	186
Reductions in credit losses related to securities the Company intends to sell	(40)	—	(14)
Credit losses recognized on securities previously not impaired	2	1	17
Additional credit losses recognized on securities previously impaired	—	1	2
Reductions in credit losses related to securities sold	(20)	(39)	(21)
Accretion of credit losses due to an increase in cash flows expected to be collected	(5)	(24)	—
Ending balance of credit losses	$46	$109	$170

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Composition of Certain Financial Statement Items
     Accounts Receivable.

	September 25, 2011	September 26, 2010
	(In millions)
Trade, net of allowances for doubtful accounts of $2 and $3, respectively	$951	$697
Long-term contracts	32	25
Other	10	8
	$993	$730
     Inventories.

	September 25, 2011	September 26, 2010
	(In millions)
Raw materials	$15	$15
Work-in-process	384	284
Finished goods	366	229
	$765	$528
     Property, Plant and Equipment.

	September 25, 2011	September 26, 2010
	(In millions)
Land	$203	$201
Buildings and improvements	1,427	1,424
Computer equipment and software	1,267	1,144
Machinery and equipment	1,798	1,684
Furniture and office equipment	75	70
Leasehold improvements	263	242
Construction in progress	394	75
	5,427	4,840
Less accumulated depreciation and amortization	(3,013)	(2,467)
	$2,414	$2,373
Depreciation and amortization expense related to property, plant and equipment for fiscal 2011, 2010 and 2009 was $704 million, $437 million and $428 million, respectively. The gross book values of property under capital leases included in buildings and improvements were $175 million and $227 million at September 25, 2011 and September 26, 2010, respectively. These capital leases principally related to base station towers and buildings. Amortization of assets recorded under capital leases is included in depreciation expense. Capital lease additions during fiscal 2011, 2010 and 2009 were $1 million, $40 million and $50 million, respectively.
At September 25, 2011 and September 26, 2010, buildings and improvements and leasehold improvements with aggregate net book value of $19 million and $38 million, respectively, including accumulated depreciation and amortization of $8 million and $8 million, respectively, were leased to third parties or held for lease to third parties. Future minimum rental income on facilities leased to others in fiscal 2012 to 2015 is expected to be $5 million, $3 million, $2 million and $1 million, respectively, and zero thereafter.
     Goodwill and Other Intangible Assets. The Company’s reportable segment assets do not include goodwill. The Company allocates goodwill to its reporting units for annual impairment testing purposes. Goodwill was allocable to reporting units included in the Company’s reportable segments and to its QMT division, a nonreportable segment, as described in Note 10 as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 25, 2011	September 26, 2010
QCT	$2,456	$443
QTL	681	676
QWI	158	241
QMT	136	128
QSI	1	—
	$3,432	$1,488
During fiscal 2011, the Firethorn division in the QWI segment introduced a new product application trademarked as SWAGG. The initial consumer adoption rate of SWAGG had fallen significantly short of the Company’s expectations, and as a result, the Company revised its internal forecasts to reflect lower than expected demand and reduced the Firethorn cost structure. Based on these adverse changes, the Company performed a goodwill impairment test for the Firethorn division, which was determined to be a reporting unit for purposes of the goodwill impairment test. The goodwill impairment test is a two-step process. First, the Company estimated the fair value of the Firethorn reporting unit by considering both discounted future projected cash flows and prices of comparable businesses. The results of this analysis indicated that the carrying value of the reporting unit exceeded its fair value. Therefore, the Company measured the amount of impairment charge by determining the implied fair value of the goodwill as if the Firethorn reporting unit were being acquired in a business combination. The Company determined the fair value of the assets and the liabilities, primarily using a cost approach. Based on the results of the goodwill impairment test, the Company recorded a pre-tax goodwill impairment charge of $114 million in other operating expenses in fiscal 2011. Subsequent to the impairment, $40 million of goodwill remained for the Firethorn reporting unit.
The components of other intangible assets were as follows (in millions):

	September 25, 2011		September 26, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Spectrum licenses	$20	$(2)	$766	$(2)
Marketing-related	72	(18)	21	(13)
Technology-based	3,767	(802)	2,785	(537)
Customer-related	132	(70)	12	(10)
	$3,991	$(892)	$3,584	$(562)
Certain spectrum licenses with a carrying value of $746 million that the Company has agreed to sell were classified as held for sale at September 25, 2011 (Note 11). All of the Company’s intangible assets, other than goodwill, certain spectrum licenses in the amount of $16 million and acquired in-process research and development, are subject to amortization. Amortization expense related to these intangible assets for fiscal 2011, 2010 and 2009 was $357 million, $227 million and $207 million, respectively, and amortization expense is expected to be $457 million, $438 million, $426 million, $385 million and $277 million for fiscal 2012 to 2016, respectively, and $1.1 billion thereafter.
     Other Current Liabilities.

	September 25, 2011	September 26, 2010
	(In millions)
Customer incentives and other customer-related liabilities	$1,180	$574
Current portion of payable to Broadcom (Note 9)	170	170
Payable for unsettled securities trades	298	80
Other	406	261
	$2,054	$1,085
Note 5. Investment Income (Loss)
Investment income (loss), net was comprised as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011	2010*	2009*
Interest and dividend income	$500	$530	$516
Interest expense	(114)	(43)	(13)
Net realized gains on marketable securities	335	401	136
Net realized gains on other investments	2	4	1
Impairment losses on marketable securities	(39)	(111)	(743)
Impairment losses on other investments	(13)	(14)	(20)
(Losses) gains on derivative instruments	(3)	3	1
Equity in losses of investees	(7)	(4)	(17)
	$661	$766	$(139)
*As adjusted for discontinued operations (Note 11)
Impairment losses on marketable securities for fiscal 2011 and 2010 did not contain any amount related to the noncredit portion of losses on debt securities recognized in other comprehensive income. Impairment losses on marketable securities for fiscal 2009 were comprised of total other-than-temporary impairment losses of $747 million less $4 million related to the noncredit portion of losses on debt securities recognized in other comprehensive income. The other-than-temporary losses on marketable securities in fiscal 2009 were generally caused by a prolonged disruption in U.S. and foreign credit and financial markets that depressed securities values.
Note 6. Income Taxes
The components of the income tax provision were as follows (in millions):

	2011	2010	2009
Current provision:
Federal	$179	$1,514	$268
State	57	242	71
Foreign	670	389	291
	906	2,145	630
Deferred provision:
Federal	170	(1,139)	(72)
State	62	(26)	72
Foreign	(6)	(7)	(19)
	226	(1,172)	(19)
	$1,132	$973	$611
The foreign component of the income tax provision consists primarily of foreign withholding taxes on royalty income included in United States earnings.
The components of income from continuing operations before income taxes by United States and foreign jurisdictions were as follows (in millions):

	2011	2010	2009
United States	$2,984	$2,195	$1,368
Foreign	2,703	2,298	1,035
	$5,687	$4,493	$2,403
The following is a reconciliation of the expected statutory federal income tax provision to the Company’s actual income tax provision for continuing operations (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011	2010	2009
Expected income tax provision at federal statutory tax rate	$1,991	$1,573	$841
State income tax provision, net of federal benefit	283	226	113
Foreign income taxed at other than U.S. rates	(1,074)	(897)	(407)
Tax audit impacts, net	1	3	(155)
Tax credits	(151)	(55)	(112)
Valuation allowance	42	(40)	227
Revaluation of deferred taxes	69	152	74
Other	(29)	11	30
	$1,132	$973	$611
The revaluation of deferred taxes represents the impact of paying current taxes at a higher state effective tax rate than the effective tax rate that will be in effect when the resulting deferred tax asset or liability is scheduled to reverse. The Company has not recorded a deferred tax liability of approximately $4.7 billion related to the United States federal and state income taxes and foreign withholding taxes on approximately $13.5 billion of undistributed earnings of certain non-United States subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate the foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the earnings will no longer be indefinitely invested outside the United States.
The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. Tax audit impacts, net reflects adjustments to the Company’s prior year estimates of uncertain tax positions as a result of various federal, state and foreign tax audits. The Company is currently a participant in the Internal Revenue Service (IRS) Compliance Assurance Process, whereby the IRS and the Company endeavor to agree on the treatment of all tax issues prior to the tax return being filed. The IRS completed its examination of the Company’s tax return for fiscal 2008 and issued a full acceptance letter for fiscal 2009 during the third quarter of fiscal 2010, resulting in an increase to the tax provision of $20 million. The Company is no longer subject to United States federal income tax examinations for years prior to fiscal 2010. The Company is subject to examination by the California Franchise Tax Board for fiscal years after 2004 and is currently under examination for fiscal 2005 through 2008. The Company is also subject to income taxes in other taxing jurisdictions in the United States and around the world, many of which are open to tax examinations for periods after fiscal 2000.
The Company had deferred tax assets and deferred tax liabilities as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 25, 2011	September 26, 2010
Accrued liabilities, reserves and other	$205	$287
Share-based compensation	592	615
Capitalized start-up and organizational costs	91	102
Unearned revenues	1,269	1,311
Unrealized losses on marketable securities	309	341
Unrealized losses on other investments	28	27
Capital loss carryover	40	37
Tax credits	145	54
Unused net operating losses	97	64
Other basis differences	30	10
Total gross deferred assets	2,806	2,848
Valuation allowance	(98)	(39)
Total net deferred assets	2,708	2,809
Purchased intangible assets	(174)	(108)
Deferred contract costs	(7)	(6)
Unrealized gains on marketable securities	(206)	(352)
Property, plant and equipment	(85)	(100)
Total deferred liabilities	(472)	(566)
Net deferred assets	$2,236	$2,243
Reported as:
Current deferred tax assets	$537	$321
Non-current deferred tax assets	1,703	1,922
Current deferred tax liabilities (1)	(2)	—
Non-current deferred tax liabilities(1)	(2)	—
	$2,236	$2,243
(1) Current deferred tax liabilities and non-current deferred tax liabilities are included in other current liabilities and other liabilities, respectively, in the consolidated balance sheets.
At September 25, 2011, the Company had unused federal net operating loss carryforwards of $167 million expiring from 2021 through 2029, unused state net operating loss carryforwards of $352 million expiring from 2012 through 2031, and unused foreign net operating loss carryforwards of $76 million, which expire from 2012 through 2020. At September 25, 2011, the Company had unused tax credits of $20 million in foreign jurisdictions, which expire in 2013. The Company does not expect its federal net operating loss carryforwards and its state income tax credits to expire unused.
The Company believes, more likely than not, that it will have sufficient taxable income after stock option related deductions to utilize the majority of its deferred tax assets. At September 25, 2011, the Company has provided a valuation allowance on certain foreign deferred tax assets, state net operating losses and net capital losses of $76 million, $10 million and $12 million, respectively. The valuation allowances reflect the uncertainties surrounding the Company’s ability to generate sufficient future taxable income in certain foreign and state tax jurisdictions to utilize its net operating losses and the Company’s ability to generate sufficient capital gains to utilize all capital losses.
A summary of the changes in the amount of unrecognized tax benefits for fiscal 2011, 2010 and 2009 follows (in millions):

	2011	2010	2009
Beginning balance of unrecognized tax benefits	$353	$84	$244
Additions based on prior year tax positions	64	223	39
Reductions for prior year tax positions	(10)	(58)	(202)
Additions for current year tax positions	12	165	3
Settlements with taxing authorities	(323)	(61)	—
Ending balance of unrecognized tax benefits	$96	$353	$84

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 25, 2011, the Company does not expect any unrecognized tax benefits to result in cash payment in fiscal 2012. Unrecognized tax benefits at September 25, 2011 include $88 million for tax positions that, if recognized, would impact the effective tax rate. The unrecognized tax benefits differ from the amount that would affect the Company’s effective tax rate primarily because the unrecognized tax benefits are included on a gross basis and do not reflect secondary impacts such as the federal deduction for state taxes, adjustments to deferred tax assets and the valuation allowance that might be required if the Company’s tax positions are sustained. The decrease in unrecognized tax benefits in fiscal 2011 was primarily due to an agreement reached on a component of the Company’s fiscal 2006 through fiscal 2010 state tax returns related to the method used by the Company to apportion income to states for such periods, which is partially offset by an increase resulting from the acquisition of Atheros (Note 12). The Company does not believe that it is reasonably possible that the total amounts of unrecognized tax benefits at September 25, 2011 will significantly increase or decrease in fiscal 2012. Interest expense related to uncertain tax positions was negligible in fiscal 2011, 2010 and 2009. The amount of accrued interest and penalties was negligible at September 25, 2011 and September 26, 2010.
Cash amounts paid for income taxes, net of refunds received, were $2.1 billion, $671 million and $516 million for fiscal 2011, 2010 and 2009, respectively.
Note 7. Capital Stock
     Preferred Stock. The Company has 8,000,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $0.0001 per share. In conjunction with the distribution of preferred share purchase rights, 4,000,000 shares of preferred stock are designated as Series A Junior Participating Preferred Stock, and such shares are reserved for issuance upon exercise of the preferred share purchase rights. At September 25, 2011 and September 26, 2010, no shares of preferred stock were outstanding.
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
     Stock Repurchase Program. On March 1, 2010, the Company announced that it had been authorized to repurchase up to $3.0 billion of the Company’s common stock. The stock repurchase program has no expiration date. Any shares repurchased are retired, and the amount paid in excess of par value is recorded to paid-in capital. During fiscal 2011, 2010 and 2009, the Company repurchased and retired 2,878,000, 79,789,000 and 8,920,000 shares of common stock, respectively, for $142 million, $3.0 billion and $284 million, respectively, before commissions. At September 25, 2011, approximately $1.0 billion remained authorized for repurchase under the Company’s stock repurchase program, net of put options outstanding. Since September 25, 2011, the Company repurchased 2,046,000 shares of the Company’s common stock for $99 million.
In connection with the Company’s stock repurchase program, the Company sold three put options on its own stock during fiscal 2011. At September 25, 2011, the Company had three outstanding put options enabling holders to sell 11,800,000 shares of the Company’s common stock to the Company for approximately $511 million (net of the $75 million in put option premiums received). The recorded value of the put option liability of $80 million at September 25, 2011 was recorded in other current liabilities. During fiscal 2011, the Company recognized losses of $5 million in net investment income (loss) due to an increase in the fair value of the put options. No put options were outstanding during fiscal 2010 or 2009.
     Dividends. The Company announced increases in its quarterly dividend per share of common stock from $0.16 to $0.17 on March 3, 2009, from $0.17 to $0.19 on March 1, 2010, and from $0.190 to $0.215 on March 8, 2011. Dividends charged to retained earnings in fiscal 2011, 2010 and 2009 were as follows (in millions, except per share data):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011		2010		2009
	Per Share	Total	Per Share	Total	Per Share	Total
First quarter	$0.190	$314	$0.170	$284	$0.160	$264
Second quarter	0.190	319	0.170	279	0.160	264
Third quarter	0.215	360	0.190	309	0.170	282
Fourth quarter	0.215	368	0.190	305	0.170	283
	$0.810	$1,361	$0.720	$1,177	$0.660	$1,093
On October 11, 2011, the Company announced a cash dividend of $0.215 per share on the Company’s common stock, payable on December 21, 2011 to stockholders of record as of November 23, 2011, which will be reflected in the consolidated financial statements in the first quarter of fiscal 2012.
    Noncontrolling Interests. In June 2010, the Company won a 20 MHz slot of Broadband Wireless Access (BWA) spectrum in four telecom circles in India as a result of the completion of the BWA spectrum auction. Assignment of licenses to operate wireless networks on this spectrum, with an initial license period of 20 years, is pending approval by the Indian government. In September 2011, the Company received a letter from the Government of India’s Department of Telecommunications notifying the Company that its applications to obtain licenses to utilize the spectrum had been rejected. In response, the Company filed a petition with the Telecom Disputes Settlement and Appellate Tribunal seeking to overturn this letter (Note 9). If assigned, the Company will amortize the spectrum licenses over the remaining license period commencing upon the commercial launch of wireless services in India, which is expected to occur within five years of the assignment date. The Company’s goal is to attract one or more operator partners into a venture (or ventures) for construction of an LTE network in compliance with the Indian government's rollout requirement for the BWA spectrum and then to exit the venture(s). The manner and timing of such exit will be dependent upon a number of factors, such as market conditions and regulatory considerations, among others.
During the second quarter of fiscal 2011, in connection with the India BWA spectrum acquisition, certain of the Company’s subsidiaries in India issued noncontrolling interests to two third-party Indian investors for $62 million, such that the Company now holds a 74% interest in each of those subsidiaries, the maximum interest permitted under applicable Indian Foreign Direct Investment regulations. In addition, the third parties representing the noncontrolling interests in the subsidiaries hold put rights that provide them with options to sell their ownership interests in the subsidiaries to QUALCOMM Incorporated or its nominee (subject to applicable regulatory approvals) after July 29, 2014, or earlier if certain events occur, at a price equal to their original capital contribution. The aggregate fair value of these put rights, which are accounted for as freestanding financial instruments classified in other liabilities, was $7 million at September 25, 2011.
Note 8. Employee Benefit Plans
     Employee Savings and Retirement Plan. The Company has a 401(k) plan that allows eligible employees to contribute up to 100% of their eligible compensation, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company’s contribution expense was $52 million in fiscal 2011 and $46 million in both fiscal 2010 and 2009.
     Equity Compensation Plans. The 2006 Long-Term Incentive Plan (the 2006 Plan) was adopted during the second quarter of fiscal 2006 and replaced the 2001 Stock Option Plan and the 2001 Non-Employee Directors’ Stock Option Plan and their predecessor plans (the Prior Plans). The 2006 Plan provides for the grant of incentive and non-qualified stock options, restricted stock units, stock appreciation rights, restricted stock, performance units and shares and other share-based awards and is the source of shares issued under the Executive Retirement Matching Contribution Plan (ERMCP). The shares authorized under the 2006 Plan were approximately 483,284,000 at September 25, 2011, including 65,000,000 shares that were approved by the Company’s stockholders in March 2011. The share reserve remaining under the 2006 Plan was approximately 276,131,000 at September 25, 2011. Shares subject to any outstanding option under a Prior Plan that is terminated or cancelled (but not an option under a Prior Plan that expires) following the date that the 2006 Plan was approved by stockholders, and shares that are subject to an award under the ERMCP and are returned to the Company because they fail to vest, will again become available for grant under the 2006 Plan. The Board of Directors of the Company may amend or terminate the 2006 Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval.
During fiscal 2011, the Company assumed a total of 9,564,000 outstanding stock awards under various stock-based incentive plans (the Assumed Plans) as a result of the acquisition of Atheros (Note 12). The Assumed Plans provided for the grant of incentive stock options, non-qualified stock options, restricted stock units and other stock-based awards. The Company can continue to grant stock awards under one of the Assumed Plans, the Atheros Communications, Inc. 2004 Stock Incentive Plan, as amended, (the Atheros Plan) to certain employees. The share reserve under the Atheros Plan was 9,733,000 at September 25, 2011. All other remaining shares available under Assumed Plans were terminated on the date of the acquisition, and no additional shares may be granted under those plans.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net share-based awards, after forfeitures and cancellations, granted during fiscal 2011, 2010 and 2009 represented 0.7%, 1.2% and 2.2% of outstanding shares as of the beginning of each fiscal year, respectively. Total share-based awards granted during fiscal 2011, 2010 and 2009 represented 0.9%, 1.9% and 2.5%, respectively, of outstanding shares as of the end of each fiscal year.
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

	Number of Shares (In thousands)	Weighted- Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In billions)
Options outstanding at September 26, 2010	214,958	$38.51
Options granted	1,220	48.37
Options assumed(1)	4,603	29.63
Options cancelled/forfeited/expired	(4,250)	40.99
Options exercised	(67,279)	36.60
Options outstanding at September 25, 2011	149,252	$39.10	5.65	$1.7
Exercisable at September 25, 2011	101,472	$38.39	4.89	$1.2

(1) Represents activity related to options that were assumed as a result of an acquisition (Note 12).
At September 25, 2011, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $636 million, which is expected to be recognized over a weighted-average period of 2.0 years. The total intrinsic value of stock options exercised during fiscal 2011, 2010 and 2009 was $1.1 billion, $208 million and $272 million, respectively. The Company recorded cash received from the exercise of stock options of $2.5 billion, $565 million and $534 million and related tax benefits of $421 million, $80 million and $106 million during fiscal 2011, 2010 and 2009, respectively. Upon option exercise, the Company issues new shares of stock.
     Restricted Stock Units: RSUs are share awards that entitle the holder to receive shares of the Company’s common stock upon vesting. The RSUs generally include dividend-equivalent rights and generally vest three years from the date of grant. A summary of RSU transactions for all equity compensation plans follows:

	Number of Shares (In thousands)	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (In billions)
RSUs outstanding at September 26, 2010	5,555	$35.72
RSUs granted	13,687	52.84
RSUs assumed(1)	4,961	50.94
RSUs cancelled/forfeited	(654)	43.67
RSUs vested	(797)	49.51
RSUs outstanding at September 25, 2011	22,752	$48.69	$1.1

(1) Represents activity related to RSUs that were assumed as a result of an acquisition (Note 12).
At September 25, 2011, total unrecognized estimated compensation cost related to non-vested RSUs granted prior to that date was $803 million, which is expected to be recognized over a weighted-average period of 2.3 years. The total vest-date fair value of RSUs that vested during fiscal 2011 and 2010 was $43 million and $1 million, respectively. No RSUs vested in fiscal 2009. For the majority of RSUs, shares are issued on the vesting dates net of the amount of shares needed to satisfy statutory tax withholding requirements to be paid by the Company on behalf of the employees. The total shares withheld were approximately 243,000 in fiscal 2011 and were based on the value of the RSUs on their vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $14 million in fiscal 2011.
     Employee Stock Purchase Plan. The Company has an employee stock purchase plan for eligible employees to purchase

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares of common stock at 85% of the lower of the fair market value on the first or the last day of each offering period, which is generally six months. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The employee stock purchase plan includes a non-423(b) plan. The shares authorized under the employee stock purchase plan were approximately 46,709,000 at September 25, 2011. The shares reserved for future issuance were approximately 18,411,000 at September 25, 2011. During fiscal 2011, 2010 and 2009, approximately 3,778,000, 3,782,000 and 3,654,000 shares, respectively, were issued under the plan at an average price of $36.82, $32.81 and $29.72 per share, respectively.
At September 25, 2011, total unrecognized estimated compensation cost related to non-vested purchase rights granted prior to that date was $17 million. The Company recorded cash received from the exercise of purchase rights of $139 million, $124 million and $109 million during fiscal 2011, 2010 and 2009, respectively.
Note 9. Commitments and Contingencies
     Legal Proceedings. Tessera, Inc. v. QUALCOMM Incorporated: On April 17, 2007, Tessera filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas and a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against the Company and other companies, alleging infringement of two patents. The district court action is stayed pending resolution of the ITC proceeding, including all appeals. On May 20, 2009, the ITC issued a limited exclusion order and a cease and desist order, both of which were terminated when the patents expired on September 24, 2010. During the period of the exclusion order, the Company shifted supply of accused chips for customers who manufacture products that may be imported to the United States to a licensed supplier of Tessera, and the Company continued to supply those customers without interruption. On December 21, 2010, the United States Court of Appeals for the Federal Circuit issued a decision affirming the ITC’s orders, and on March 29, 2011, it declined to reconsider that decision. The Company has appealed to the United States Supreme Court, which may or may not accept this case for appeal. Once the stay is lifted, Tessera may continue to seek back damages in the district court, but it may not seek injunctive relief due to the expiration of the patents.
MicroUnity Systems Engineering, Inc. v. QUALCOMM Incorporated et al.: MicroUnity filed a total of three patent infringement complaints, on March 16, 2010, June 3, 2010 and January 27, 2011, against the Company and a number of other technology companies, including Texas Instruments, Samsung, Apple, Nokia, Google and HTC, in the United States District Court for the Eastern District of Texas. The complaints against the Company allege infringement of a total of 15 patents and appear to accuse the Company’s Snapdragon products. The district court consolidated the actions in May 2011. The claim construction hearing is set for August 12, 2012, and trial is scheduled for June 3, 2013. On September 30, 2011, the court denied the Company’s motion to sever the claims against it from the other defendants and to transfer the case to the United States District Court for the Northern District of California.
    Broadcom Corporation et al. v. Commonwealth Scientific and Industrial Research Organisation (CSIRO): On November 10, 2009, Broadcom and Atheros (Note 12), which was acquired by the Company in May 2011, filed a complaint for declaratory judgment against (CSIRO) in the United States District Court for the Eastern District of Texas, requesting the court to declare, among other things, that United States patent number 5,487,069 (the ’069 Patent) assigned to CSIRO is invalid, unenforceable and that Atheros does not infringe any valid claims of the ’069 Patent. On October 14, 2010, CSIRO filed a complaint against Atheros and Broadcom (amended and consolidated with complaints against other third parties on April 6, 2011) alleging infringement of the ’069 Patent. A claim construction hearing was held on October 4, 2011, and trial is scheduled for April 9, 2012.
MOSAID Technologies Incorporated v. Dell, Inc. et al.: On March 16, 2011, MOSAID filed a complaint against Atheros and 32 other entities in the United States District Court for the Eastern District of Texas. In its infringement contentions, MOSAID alleges that certain of Atheros’ products infringe United States patent numbers 5,131,006, 5,151,920, 5,422,887, 5,706,428, 5,563,786 and 6,992,972. MOSAID seeks unspecified damages and other relief. Discovery has not yet begun. A claim construction hearing is scheduled for February 18, 2014, and trial is scheduled for August 4, 2014.
     India BWA Spectrum: In connection with the BWA spectrum won in India in June 2010, the Company recorded a payment in noncurrent other assets, which was $994 million and $1.1 billion at September 25, 2011 and September 26, 2010, respectively. In addition, the Company created four wholly-owned subsidiaries. On August 9, 2010, each subsidiary filed an application to obtain a license to operate a wireless network on this spectrum for one of the respective regions. Thereafter, two Indian companies each acquired 13% of each subsidiary. On September 21, 2011, the Company received a letter dated September 7, 2011 from the Government of India’s Department of Telecommunications (DoT) (the DoT Letter) notifying the Company that its applications had been rejected based on its conclusion that the applications were filed after the deadline and that the Company was restricted to filing one application rather than four. On September 27, 2011, the Company filed a petition with the Telecom Disputes Settlement and Appellate Tribunal (TDSAT) seeking to overturn the DoT Letter. On September 28, 2011, the TDSAT issued an order granting the Company interim relief, pending a final determination of the case, directing the DoT to (i) not issue the spectrum that has been earmarked to the Company to anyone else and (ii) not forfeit or appropriate the

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payment that the Company made for the spectrum. On October 10, 2011, one of the Company’s subsidiaries received a letter from the DoT offering to issue it a license that would cover all of India, including the four regions for which the Company won spectrum at the June 2010 auction, assuming that the subsidiary met certain requirements by November 9, 2011. On October 18, 2011, the subsidiary submitted to the DoT a letter accepting the DoT’s offer, requesting issuance of a license as soon as possible after the requirements were met, and stating that upon issuance of the license, the Company’s three other subsidiaries would merge into the subsidiary that had been granted a license. On October 19, 2011, the DoT filed a reply to the Company’s September 27, 2011 petition with the TDSAT. In its reply, the DoT stated that upon issuance of a license, the Company’s subsidiary could apply for assignment of the spectrum, and at that time, the DoT would decide whether to grant the requested assignment and whether the Company’s applications for licenses were timely filed in accordance with its rules. On October 20, 2011, the TDSAT conducted a second hearing on the Company’s case. At the conclusion of the hearing, the TDSAT ordered the DoT to clarify the aforementioned statements in its October 19, 2011 reply in light of its October 10, 2011 offer. The TDSAT scheduled another hearing for November 8, 2011. If the Company does not ultimately prevail, the Company’s subsidiary may not receive a license or an assignment of the spectrum that the Company won in the auction; and in either of those events, the Company’s payment for the spectrum may not be returned.
Icera Complaint to the European Commission: On June 7, 2010, the European Commission (the Commission) notified and provided the Company with a redacted copy of a complaint filed with the Commission by Icera, Inc. alleging that the Company has engaged in anticompetitive activity. The Company has been asked by the Commission to submit a preliminary response to the portions of the complaint disclosed to it, and the Company submitted its response in July 2010. On October 19, 2011, the Commission notified the Company that it should provide to the Commission additional documents and information. The Company continues to cooperate fully with the Commission’s preliminary investigation.
Korea Fair Trade Commission (KFTC) Complaint: On January 4, 2010, the KFTC issued a written decision, finding that the Company had violated South Korean law by offering certain discounts and rebates for purchases of its CDMA chips and for including in certain agreements language requiring the continued payment of royalties after all licensed patents have expired. The KFTC levied a fine, which the Company paid in the second quarter of fiscal 2010. The Company is appealing that decision in the Korean courts. The Company recorded a charge of $230 million in other operating expenses related to this fine in fiscal 2009.
     Japan Fair Trade Commission (JFTC) Complaint: The JFTC received unspecified complaints alleging that the Company’s business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order concluding that the Company’s Japanese licensees were forced to cross-license patents to the Company on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against the Company’s other licensees who made a similar commitment in their license agreements with the Company. The cease and desist order seeks to require the Company to modify its existing license agreements with Japanese companies to eliminate these provisions while preserving the license of the Company’s patents to those companies. The Company disagrees with the conclusions that it forced its Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate the Japanese Antimonopoly Act. The Company has invoked its right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted the Company’s motion and issued a stay of the cease and desist order pending the administrative hearing before the JFTC. The JFTC has had ten hearing days to date, with an additional hearing day scheduled on December 15, 2011 and additional hearing days yet to be scheduled.
     Formal Order of Private Investigation: On September 8, 2010, the Company was notified by the Securities and Exchange Commission’s (SEC) Los Angeles Regional office of a formal order of private investigation. The Company understands that the investigation arose from a “whistleblower’s” allegations made in December 2009 to the audit committee of the Company’s Board of Directors and to the SEC. The audit committee completed an internal review with the assistance of independent counsel and independent forensic accountants. This internal review into the allegations and related accounting practices did not identify any errors in the Company’s financial statements. The Company continues to cooperate with the SEC’s ongoing investigation.
     Other: The Company has been named, along with many other manufacturers of wireless phones, wireless operators and industry-related organizations, as a defendant in purported class action lawsuits, and individually filed actions pending in federal court in Pennsylvania and Washington D.C. superior court, seeking monetary damages arising out of its sale of cellular phones. The federal class action has been dismissed, leaving only the individually filed actions in Washington D.C. active.
While there can be no assurance of favorable outcomes, the Company believes the claims made by other parties in the foregoing matters are without merit and will vigorously defend the actions. The Company has not recorded any accrual at September 25, 2011 for contingent liabilities or recognized any asset impairment charges during fiscal 2011 associated with the legal proceedings described above based on the Company’s belief that liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The Company is engaged in numerous other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Litigation Settlement, Patent License and Other Related Items. On April 26, 2009, the Company entered into a Settlement and Patent License and Non-Assert Agreement with Broadcom. The Company agreed to pay Broadcom $891 million, of which $589 million was paid through September 25, 2011, and the remainder will be paid ratably through April 2013. The Company recorded a pre-tax charge of $783 million in other operating expenses related to this agreement in fiscal 2009. At September 25, 2011, the carrying value of the liability was $294 million, which also approximated the fair value of the contractual liability net of imputed interest.
   Loans Payable Related to India BWA Spectrum. In connection with the India BWA spectrum won in India in June 2010, certain of the Company’s subsidiaries in India entered into loan agreements with multiple lenders that are denominated in Indian rupees. The loans bear interest at an annual rate based on the highest rate among the bank lenders, which is reset quarterly, plus 0.25% (10% at September 25, 2011) with interest payments due monthly. The loans are due and payable in full in December 2012. As of September 25, 2011, all but one of the lenders had the right to demand prepayment of its portion of the loans outstanding on December 15, 2011 subject to sufficient prior written notice. As a result, the loans were classified as a component of current liabilities. The date by which those lenders were required to have given notice has now passed, and those lenders can no longer demand prepayment. One remaining lender can demand prepayment of its portion of the loans outstanding on February 28, 2012 ($152 million at September 25, 2011) if notice is given by December 15, 2011. The loan agreements also define certain events as events of default, including, among other things, if certain government authorizations are revoked, terminated, withdrawn, suspended, modified or withheld. If the DoT’s rejection of the Company's license applications were to be considered an event of default, the bank lenders could declare the loans due and payable immediately. The Company has received waivers from each of the bank lenders related to this matter until at least April 1, 2012, conditioned upon the Company continuing to pursue its legal rights in this matter, and agreeing that any default will be deemed cured under certain circumstances, including if one of the relevant subsidiaries is granted the license and the other three are pursuing a merger into the subsidiary that has been offered a license. The loans can be prepaid without penalty on certain dates and are guaranteed by QUALCOMM Incorporated and one of its subsidiaries. The loan agreements contain standard covenants, which, among other things, limit actions by the subsidiaries that are party to the loan agreements, including the incurrence of loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. At September 25, 2011, the aggregate carrying value of the loans was $994 million, which approximated fair value. Cash amounts paid for interest on the loans were $94 million and $15 million for fiscal 2011 and 2010, respectively.
     Indemnifications. With the exception of the practices of Atheros, which the Company acquired in May 2011 (Note 12), the Company generally does not indemnify its customers and licensees for losses sustained from infringement of third-party intellectual property rights. However, the Company is contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent infringement by products or services sold or provided by the Company. The Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company. Under Atheros’ indemnification agreements, software license agreements and product sale agreements, including its standard software license agreements and standard terms and conditions of semiconductor sales, Atheros agrees, subject to restrictions and after certain conditions are met, to indemnify and defend its licensees and customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the licensees or customers. Through September 25, 2011, Atheros has received a number of claims from its direct and indirect customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by Atheros’ products.
These indemnification arrangements are not initially measured and recognized at fair value because they are deemed to be similar to product warranties in that they relate to claims and/or other actions that could impair the ability of the Company’s direct or indirect customers to use the Company’s products or services. Accordingly, the Company records liabilities resulting from the arrangements when they are probable and can be reasonably estimated. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at September 25, 2011 associated with these indemnification arrangements, other than negligible amounts for reimbursement of legal costs, based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be estimated at this time.
     Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Noncancelable obligations under these agreements at September 25, 2011 for each of the subsequent five years from fiscal 2012 through 2016 were approximately $1.9 billion, $62 million, $40 million, $37 million and $27 million, respectively, and $9 million thereafter. Of these amounts, for fiscal 2012 and 2013, commitments to purchase integrated circuit product inventories comprised $1.4 billion and $2 million, respectively.
    Leases. The future minimum lease payments for all capital leases and operating leases at September 25, 2011 were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Capital Leases	Operating Leases	Total
2012	$12	$115	$127
2013	12	60	72
2014	13	50	63
2015	13	33	46
2016	14	25	39
Thereafter	331	181	512
Total minimum lease payments	395	$464	$859
Deduct: Amounts representing interest	224
Present value of minimum lease payments	171
Deduct: Current portion of capital lease obligations	1
Long-term portion of capital lease obligations	$170
The Company leases certain of its land, facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 35 years and with provisions in certain leases for cost-of-living increases. Rental expense for fiscal 2011, 2010 and 2009 was $87 million, $85 million and $80 million, respectively. The Company leases certain property under capital lease agreements associated with its discontinued operations (Note 11), primarily related to site leases that have an initial term of five to seven years with renewal options of up to five additional renewal periods. In determining the capital lease classification for the site leases upon commencement of each lease, the Company included all renewal options. As a result of its restructuring plan, the Company does not intend to renew its existing site capital leases. At September 25, 2011, the Company had $149 million of site capital lease assets (which are included in buildings and improvements in property, plant and equipment) and $170 million of capital lease obligations (which are included in other liabilities) that pertain to lease optional renewal periods. The Company expects to write off these amounts at the end of the current contractual lease terms. Any early terminations may impact the amounts that are written off.
Note 10. Segment Information
The Company is organized on the basis of products and services. The Company aggregates four of its divisions into the Qualcomm Wireless & Internet segment and three of its divisions into the Qualcomm Strategic Initiatives (QSI) segment. Reportable segments are as follows:

•
Qualcomm CDMA Technologies (QCT) — develops and supplies integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products;

•
Qualcomm Technology Licensing (QTL) — grants licenses or otherwise provides rights to use portions of the Company’s intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards, and collects fixed license fees and royalties in partial consideration for such licenses;

•	Qualcomm Wireless & Internet (QWI) — comprised of:

◦	Qualcomm Internet Services (QIS) — provides content enablement services for the wireless industry and push-to-talk and other products and services for wireless network operators;

◦	Qualcomm Government Technologies (QGOV) — provides development, hardware, analytical expertise and services to United States government agencies involving wireless communications technologies;

◦
Qualcomm Enterprise Services (QES) — provides satellite- and terrestrial-based two-way wireless information and position reporting services to transportation and logistics companies and other enterprise companies with fleet vehicles; and

◦	Firethorn — builds and manages software applications that enable certain mobile commerce services.

•
Qualcomm Strategic Initiatives (QSI) — comprised of the Company’s Qualcomm Ventures, Structured Finance & Strategic Investments and FLO TV divisions. QSI makes strategic investments that the Company believes will open new opportunities for its technologies, support the design and introduction of new products or services for voice and data communications or possess unique capabilities or technology. Many of these strategic investments are in early-stage companies. QSI also holds spectrum licenses. The results of QSI’s FLO TV business is presented as discontinued

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operations (Note 11).
The Company evaluates the performance of its segments based on earnings (loss) before income taxes (EBT) from continuing operations. Segment EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. Unallocated income and charges include certain investment income (loss); certain share-based compensation; and certain research and development expenses and other selling and marketing expenses that were deemed to be not directly related to the businesses of the segments. Additionally, starting with acquisitions in the third quarter of fiscal 2011, unallocated charges include recognition of the step-up of inventories to fair value and amortization of certain intangible assets. Such charges related to acquisitions that were completed prior to the third quarter of fiscal 2011 are allocated to the respective segments. The table below presents revenues, EBT and total assets for reportable segments (in millions):

	QCT	QTL	QWI	QSI*	Reconciling Items*	Total*
2011
Revenues	$8,859	$5,422	$656	$—	$20	$14,957
EBT	2,056	4,753	(152)	(132)	(838)	5,687
Total assets	1,569	36	136	2,386	32,295	36,422
2010
Revenues	$6,695	$3,659	$628	$—	$—	$10,982
EBT	1,693	3,020	12	7	(239)	4,493
Total assets	1,085	28	129	2,745	26,585	30,572
2009
Revenues	$6,135	$3,605	$641	$—	$6	$10,387
EBT	1,441	3,068	20	(54)	(2,072)	2,403
Total assets	892	89	142	1,614	24,708	27,445
*Revenues and EBT for fiscal 2010 and 2009 were adjusted to present discontinued operations (Note 11). Share-based payments that had been included in reconciling items and QSI revenues and EBT have been adjusted to conform for all periods presented.
Segment assets are comprised of accounts receivable and inventories for all reportable segments other than QSI. QSI segment assets include certain marketable securities, notes receivable, spectrum licenses, other investments and all assets of QSI’s consolidated subsidiaries. QSI segment assets related to the discontinued FLO TV business totaled $913 million at September 25, 2011 and $1.3 billion at both September 26, 2010 and September 27, 2009. QSI assets at September 25, 2011, September 26, 2010 and September 27, 2009 also included $20 million, $20 million and $10 million, respectively, related to investments in equity method investees. Reconciling items for total assets included $806 million, $384 million and $389 million at September 25, 2011, September 26, 2010 and September 27, 2009, respectively, of goodwill and other assets related to the Company’s QMT division, a nonreportable segment developing display technology for mobile devices and other applications. Total segment assets also differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, goodwill, other intangible assets and assets of nonreportable segments. The net book values of long-lived assets located outside of the United States were $629 million, $221 million and $256 million at September 25, 2011, September 26, 2010 and September 27, 2009, respectively. The net book values of long-lived assets located in the United States were $1.8 billion, $2.2 billion and $2.1 billion at September 25, 2011, September 26, 2010 and September 27, 2009, respectively.
Revenues from each of the Company’s divisions aggregated into the QWI reportable segment were as follows (in millions):

	2011	2010	2009
QES	$395	$376	$344
QIS	150	173	229
QGOV	100	74	66
Firethorn	11	7	3
Eliminations	—	(2)	(1)
	$656	$628	$641
Other reconciling items were comprised as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011	2010*	2009*
Revenues
Elimination of intersegment revenues	$(3)	$(10)	$(15)
Other nonreportable segments	23	10	21
	$20	$—	$6
EBT
Unallocated cost of equipment and services revenues	$(210)	$(42)	$(40)
Unallocated research and development expenses	(553)	(401)	(372)
Unallocated selling, general and administrative expenses	(506)	(336)	(293)
Unallocated other operating expenses	—	—	(1,013)
Unallocated investment income (loss), net	756	767	(141)
Other nonreportable segments	(324)	(224)	(206)
Intersegment eliminations	(1)	(3)	(7)
	$(838)	$(239)	$(2,072)
*As adjusted for discontinued operations (Note 11)
Reconciling items for fiscal 2011 included $143 million, $59 million and $6 million of unallocated cost of equipment and services revenue, unallocated selling, general and administrative expenses and unallocated research and development expenses, respectively, related to the step-up of inventories to fair value and amortization of intangible assets resulting from acquisitions. Other nonreportable segments’ losses before taxes during fiscal 2011, 2010 and 2009 were primarily attributable to the Company’s QMT division.
Specified items included in segment EBT were as follows (in millions):

	QCT	QTL	QWI	QSI*
2011
Revenues from external customers	$8,856	$5,422	$656	$—
Intersegment revenues	3	—	—	—
Interest income	1	1	—	20
Interest expense	1	—	—	99
2010
Revenues from external customers	$6,686	$3,659	$628	$—
Intersegment revenues	9	—	—	—
Interest income	1	2	2	8
Interest expense	1	—	(4)	27
2009
Revenues from external customers	$6,125	$3,603	$638	$—
Intersegment revenues	10	2	3	—
Interest income	4	12	1	3
Interest expense	—	1	1	—
*As adjusted for discontinued operations (Note 11)
Intersegment revenues are based on prevailing market rates for substantially similar products and services or an approximation thereof, but the purchasing segment may record the cost of revenues at the selling segment’s original cost. In that event, the elimination of the selling segment’s gross margin is included with other intersegment eliminations in reconciling items. Effectively all equity in earnings (losses) of investees was recorded in QSI in fiscal 2011, 2010 and 2009.
The Company distinguishes revenues from external customers by geographic areas based on the location to which its products, software or services are delivered and, for QTL licensing revenues, the invoiced addresses of its licensees. Sales information by geographic area was as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011	2010*	2009*
China	$4,744	$3,194	$2,378
South Korea	2,887	2,913	3,655
Taiwan	2,550	1,360	831
Japan	1,165	1,018	1,098
United States	897	555	603
Other foreign	2,714	1,942	1,822
	$14,957	$10,982	$10,387
*As adjusted for discontinued operations (Note 11)

Note 11. Discontinued Operations
On December 20, 2010, the Company agreed to sell substantially all of its 700 MHz spectrum for $1.9 billion, subject to the satisfaction of customary closing conditions, including approval by the U.S. Federal Communications Commission (FCC). The agreement terminates on January 13, 2013; however, either party can extend the agreement for another 90 days thereafter if the FCC approval has not been received by then. The agreement followed the Company’s previously announced plan to restructure and evaluate strategic options related to the FLO TV business and network. The FLO TV business and network were shut down on March 27, 2011. Since then, the Company has been working to sell the remaining assets and exit contracts. The 700 MHz spectrum with a carrying value of $746 million that the Company has agreed to sell was classified as held for sale, and all other assets were considered disposed of at September 25, 2011. Accordingly, the results of operations of the FLO TV business were presented as discontinued operations at September 25, 2011. Loss from discontinued operations includes share-based payments and excludes certain general corporate expenses allocated to the FLO TV business during the periods presented. The Company’s consolidated statements of operations for all prior periods presented have been adjusted to conform.
Summarized results from discontinued operations were as follows (in millions):

	Year Ended
	September 25, 2011	September 26, 2010	September 27, 2009
Revenues	$5	$9	$29
Loss from discontinued operations	(507)	(459)	(327)
Income tax benefit	194	186	127
Discontinued operations, net of income taxes	$(313)	$(273)	$(200)
The carrying amounts of the major classes of assets and liabilities of discontinued operations in the consolidated balance sheet were as follows (in millions):

September 25, 2011
Assets
Current assets	$10
Property, plant and equipment, net	156
Assets held for sale	746
Other assets	1
$913
Liabilities
Trade accounts payable	$2
Payroll and other benefits related liabilities	2
Other current liabilities	75
Other noncurrent liabilities	183
$262
The Company has a significant number of site leases, and the Company has corresponding capital lease assets, capital lease liabilities and asset retirement obligations (Note 9). The capital lease assets, included in property, plant and equipment, net,

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

were considered disposed of at March 27, 2011 when the Company shut down the FLO TV business.
Restructuring and restructuring-related activities under the Company’s plan related to discontinued operations were initiated in the fourth quarter of fiscal 2010 and are expected to be substantially complete by the end of fiscal 2012 as the Company continues to negotiate the exit of certain contracts and removes certain of its equipment from the network sites. During fiscal 2011, the Company recorded $300 million in restructuring-related charges, primarily consisting of asset impairments and accelerated depreciation, and net restructuring charges of $58 million, including $48 million in contract termination costs. Restructuring charges also include certain severance and lease costs. There were no significant restructuring and restructuring-related expenses recognized in fiscal 2010. The Company estimates that it will incur future restructuring and restructuring-related charges of up to $25 million, primarily related to lease exit costs. The Company may also realize certain gains, primarily due to the potential release of liabilities associated with ongoing efforts to exit certain contracts, the amount of which cannot be reasonably estimated at this time. Future cash expenditures are expected to be in the range of $75 million to $115 million.
Changes in the restructuring accrual for fiscal 2011, which is reported as a component of other liabilities, were as follows (in millions):

	Contract Termination Costs	Other Costs	Total
Beginning balance of restructuring accrual	$—	$—	$—
Initial costs	63	16	79
Adjustments to costs	(2)	(6)	(8)
Cash payments	(22)	(6)	(28)
Ending balance of restructuring accrual	$39	$4	$43
Note 12. Acquisitions
On May 24, 2011, the Company acquired Atheros Communications, Inc., which was renamed Qualcomm Atheros, Inc. (Atheros), for total cash consideration of $3.1 billion (net of $233 million of cash acquired) and the exchange of vested and earned unvested share-based payment awards with an estimated fair value of $106 million. Atheros sells communication chipsets to manufacturers of networking, computing and consumer electronics products. The primary objective of the acquisition is to help accelerate the expansion of the Company's technologies and platforms to new businesses beyond cellular, including home, enterprise and carrier networking. Atheros was integrated into the QCT segment.
The allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values was as follows (in millions):

Current assets	$925
Amortizable intangible assets:
Technology-based intangible assets	692
Marketing-related intangible assets	50
Customer-related intangible assets	114
In-process research and development (IPR&D)	150
Goodwill	1,777
Other assets	77
Total assets	3,785
Liabilities	(316)
$3,469
Goodwill recognized in this transaction is not deductible for tax purposes and was allocated to the QCT segment for annual impairment testing purposes. Goodwill largely consists of expected revenue synergies resulting from the combination of product portfolios, cost synergies related to reduction in headcount growth and lower manufacturing costs, assembled workforce and access to additional sales and distribution channels. The intangible assets acquired will be amortized on a straight-line basis over weighted-average useful lives of four years, six years and three years for technology-based, marketing-related and customer-related intangible assets, respectively. The estimated fair values of the intangible assets acquired were primarily determined using the income approach based on significant inputs that were not observable. On the acquisition date,

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IPR&D consisted of 26 projects, primarily related to wireless local-area network and powerline communications technologies. The projects are expected to be completed over the next three years. The estimated remaining costs to complete the IPR&D projects were $36 million as of the acquisition date. The acquired IPR&D will not be amortized until completion of the related products as it was determined that the underlying projects had not reached technological feasibility at the date of acquisition. Upon completion, each IPR&D project will be amortized over its useful life; useful lives for IPR&D are expected to range between two to six years. Acquisition costs related to the merger of $23 million were recognized as selling, general and administrative expenses as incurred in fiscal 2011. The Company’s results of operations for fiscal 2011 included the operating results of Atheros since the date of acquisition, the amounts of which were not material.
The following table presents the unaudited pro forma results for fiscal 2011 and 2010. The unaudited pro forma financial information combines the results of operations of Qualcomm and Atheros as though the companies had been combined as of the beginning of fiscal 2010, and the pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such times. The unaudited pro forma results presented include amortization charges for acquired intangible assets, eliminations of intercompany transactions, adjustments for increased fair value of acquired inventory, adjustments for incremental stock-based compensation expense related to the unearned portion of Atheros stock options and restricted stock units assumed, adjustments for depreciation expense for property, plant and equipment and related tax effects.

	2011	2010
	(In millions)
Revenues	$15,583	$11,867
Net income attributable to Qualcomm	4,304	3,013

During fiscal 2011, the Company acquired nine other businesses for total cash consideration of $466 million. Technology-based intangible assets recognized in the amount of $150 million are being amortized on a straight-line basis over a weighted-average useful life of five years. Goodwill recognized in these transactions, of which $234 million is expected to be deductible for tax purposes, was assigned to the Company’s reportable segments as follows (in millions):

QCT	$227
QWI	35
QTL	5
QSI	1
Nonreportable segments	8
$276

During fiscal 2010, the Company acquired six businesses for total cash consideration of $50 million. Technology-based intangible assets recognized in the amount of $32 million are being amortized on a straight-line basis over a weighted-average useful life of 11 years. During fiscal 2009, the Company acquired one business for total cash consideration of $17 million.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Summarized Quarterly Data (Unaudited)
The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods.
The table below presents quarterly data for fiscal 2011 and 2010 (in millions, except per share data):

	1st Quarter*	2nd Quarter*	3rd Quarter	4th Quarter
2011
Revenues (1)	$3,348	$3,870	$3,623	$4,117
Operating income (1)	1,247	1,430	1,113	1,238
Income from continuing operations (1)	1,252	1,264	985	1,055
Discontinued operations, net of tax (1)	(82)	(269)	44	(6)
Net income attributable to Qualcomm (1)	1,170	999	1,035	1,056

Basic earnings (loss) per share attributable to Qualcomm (2):
Continuing operations	$0.77	$0.76	$0.59	$0.63
Discontinued Operations	$(0.05)	$(0.16)	$0.03	$0.00
Net income	$0.72	$0.60	$0.62	$0.63

Diluted earnings (loss) per share attributable to Qualcomm (2):
Continuing operations	$0.76	$0.75	$0.58	$0.62
Discontinued Operations	$(0.05)	$(0.16)	$0.03	$0.00
Net income	$0.71	$0.59	$0.61	$0.62

2010*
Revenues (1)	$2,668	$2,661	$2,700	$2,952
Operating income (1)	980	896	893	958
Income from continuing operations (1)	898	852	832	938
Discontinued operations, net of tax (1)	(57)	(78)	(65)	(73)
Net income attributable to Qualcomm (1)	841	774	767	865

Basic earnings (loss) per share attributable to Qualcomm (2):
Continuing operations	$0.53	$0.52	$0.51	$0.59
Discontinued operations	$(0.03)	$(0.05)	$(0.04)	$(0.05)
Net income	$0.50	$0.47	$0.47	$0.54

Diluted earnings (loss) per share attributable to Qualcomm (2):
Continuing operations	$0.53	$0.51	$0.51	$0.58
Discontinued operations	$(0.03)	$(0.05)	$(0.04)	$(0.05)
Net income	$0.50	$0.46	$0.47	$0.53
*As adjusted for discontinued operations (Note 11)

(1) Revenues, operating income, income from continuing operations, discontinued operations, net of tax, and net income attributable to
Qualcomm are rounded to millions each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported.
(2) Earnings per share attributable to Qualcomm are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

SCHEDULE II
QUALCOMM INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance at Beginning of Period	(Charged) Credited to Costs and Expenses	Deductions	Other		Balance at End of Period
Year ended September 25, 2011
Allowances:
— trade receivables	$(3)	$—	$1	$—		$(2)
— notes receivables	(3)	—	—	—		(3)
— investment receivables (1)	(9)	6	3	—		—
Valuation allowance on deferred tax assets	(39)	(42)	—	(17)	(2)	(98)
	$(54)	$(36)	$4	$(17)		$(103)
Year ended September 26, 2010
Allowances:
— trade receivables	$(4)	$(1)	$2	$—		$(3)
— notes receivable	(1)	(2)	—	—		(3)
— investment receivables (1)	(10)	—	1	—		(9)
Valuation allowance on deferred tax assets	(72)	36	—	(3)	(3)	(39)
	$(87)	$33	$3	$(3)		$(54)
Year ended September 27, 2009
Allowances:
— trade receivables	$(38)	$(4)	$38	$—		$(4)
— notes receivable	(3)	(4)	6	—		(1)
— investment receivables (1)	—	(10)	—	—		(10)
Valuation allowance on deferred tax assets	(149)	(201)	—	278	(3)	(72)
	$(190)	$(219)	$44	$278		$(87)
(1) This amount represents the allowance for investment receivables due for redemptions of money market investments.
(2) This amount represents $12 million recorded as a result of an acquisition and $5 million charged to other comprehensive income (loss).
(3) This amount was charged to other comprehensive income (loss).

S-1