Form 10-Q
period 2011-12-25
QUALCOMM INC/DE
filed 2012-02-01
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter)during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on January 30, 2012, was as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,691,418,257

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	December 25, 2011	September 25, 2011
ASSETS
Current assets:
Cash and cash equivalents	$4,964	$5,462
Marketable securities	6,576	6,190
Accounts receivable, net	1,035	993
Inventories	714	765
Deferred tax assets	509	537
Other current assets	236	346
Total current assets	14,034	14,293
Marketable securities	10,438	9,261
Deferred tax assets	1,626	1,703
Assets held for sale	746	746
Property, plant and equipment, net	2,607	2,414
Goodwill	3,624	3,432
Other intangible assets, net	3,093	3,099
Other assets	1,438	1,474
Total assets	$37,606	$36,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$974	$969
Payroll and other benefits related liabilities	542	644
Unearned revenues	543	610
Loans payable	928	994
Income taxes payable	40	18
Other current liabilities	1,967	2,054
Total current liabilities	4,994	5,289
Unearned revenues	3,535	3,541
Other liabilities	580	620
Total liabilities	9,109	9,450

Commitments and contingencies (Note 6)

Stockholders’ equity:
Qualcomm stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,687 and 1,681 shares issued
and outstanding, respectively	—	—
Paid-in capital	10,749	10,394
Retained earnings	17,237	16,204
Accumulated other comprehensive income	495	353
Total Qualcomm stockholders’ equity	28,481	26,951
Noncontrolling interests	16	21
Total stockholders’ equity	28,497	26,972
Total liabilities and stockholders’ equity	$37,606	$36,422

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 25, 2011	December 26, 2010*
Revenues:
Equipment and services	$3,167	$2,213
Licensing	1,514	1,135
Total revenues	4,681	3,348

Operating expenses:
Cost of equipment and services revenues	1,754	1,043
Research and development	873	649
Selling, general and administrative	503	409
Total operating expenses	3,130	2,101

Operating income	1,551	1,247

Investment income, net (Note 3)	170	223
Income from continuing operations before income taxes	1,721	1,470
Income tax expense	(321)	(218)
Income from continuing operations	1,400	1,252
Discontinued operations, net of income taxes (Note 8)	(5)	(82)
Net income	1,395	1,170
Net loss attributable to noncontrolling interests	6	—
Net income attributable to Qualcomm	$1,401	$1,170

Basic earnings (loss) per share attributable to Qualcomm:
Continuing operations	$0.83	$0.77
Discontinued operations	—	(0.05)
Net income	$0.83	$0.72
Diluted earnings (loss) per share attributable to Qualcomm:
Continuing operations	$0.81	$0.76
Discontinued operations	—	(0.05)
Net income	$0.81	$0.71
Shares used in per share calculations:
Basic	1,684	1,623
Diluted	1,721	1,648

Dividends per share announced	$0.215	$0.190

*As adjusted for discontinued operations (Note 8)

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 25, 2011	December 26, 2010
Operating Activities:
Net income	$1,395	$1,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	208	201
Revenues related to non-monetary exchanges	(31)	(31)
Income tax provision in excess of (less than) income tax payments	118	(1,474)
Non-cash portion of share-based compensation expense	247	174
Incremental tax benefit from stock options exercised	(23)	(45)
Net realized gains on marketable securities and other investments	(44)	(127)
Gains on derivative instruments	(45)	(1)
Net impairment losses on marketable securities and other investments	20	11
Other items, net	6	(1)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(38)	76
Inventories	50	(45)
Other assets	(24)	(23)
Trade accounts payable	26	(234)
Payroll, benefits and other liabilities	(43)	21
Unearned revenues	(43)	376
Net cash provided by operating activities	1,779	48
Investing Activities:
Capital expenditures	(359)	(102)
Purchases of available-for-sale securities	(2,027)	(2,309)
Proceeds from sale of available-for-sale securities	1,603	3,024
Purchases of trading securities	(1,137)	—
Proceeds from sale of trading securities	148	—
Acquisitions and other investments, net of cash acquired	(300)	(66)
Other items, net	4	7
Net cash (used) provided by investing activities	(2,068)	554
Financing Activities:
Borrowing under loans payable	—	1,083
Repayment of loans payable	—	(1,083)
Proceeds from issuance of common stock	228	791
Incremental tax benefit from stock options exercised	23	45
Repurchase and retirement of common stock	(99)	—
Dividends paid	(362)	(309)
Change in obligation under securities lending	20	38
Other items, net	(1)	(4)
Net cash (used) provided by financing activities	(191)	561
Effect of exchange rate changes on cash	(18)	1
Net (decrease) increase in cash and cash equivalents	(498)	1,164
Cash and cash equivalents at beginning of period	5,462	3,547
Cash and cash equivalents at end of period	$4,964	$4,711
See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
     Financial Statement Preparation. These condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (collectively with its subsidiaries, the Company or Qualcomm) in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim data includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2011. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The three-month periods ended December 25, 2011 and December 26, 2010 both included 13 weeks.
    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. Certain prior period amounts have been adjusted to reflect the presentation of the FLO TV business as discontinued operations (Note 8).
     Earnings Per Common Share. Basic earnings per common share is computed by dividing net income attributable to Qualcomm by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income attributable to Qualcomm by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when an award is settled are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months ended December 25, 2011 and December 26, 2010 were 37,052,000 and 25,507,000, respectively.
     Employee stock options to purchase approximately 4,471,000 and 60,792,000 shares of common stock during the three months ended December 25, 2011 and December 26, 2010, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect would be anti-dilutive. Put options outstanding during the three months ended December 25, 2011 to purchase 11,800,000 shares of common stock were not included in the earnings per common share computation because the put options’ exercise prices were less than the average market price of the common stock while they were outstanding, and therefore, the effect on diluted earnings per common share would be anti-dilutive (Note 5). In addition, 675,000 and 467,000 shares of other common stock equivalents outstanding during the three months ended December 25, 2011 and December 26, 2010, respectively, were not included in the computation of diluted earnings per common share because either the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period.
Comprehensive Income. Total comprehensive income attributable to Qualcomm consisted of the following (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	December 25, 2011	December 26, 2010
Net income	$1,395	$1,170
Other comprehensive income:
Foreign currency translation	(27)	5
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain available-for-sale debt securities, net of income taxes	1	(4)
Net unrealized gains on other available-for-sale securities and derivative instruments, net of income taxes	175	131
Reclassification of net realized gains on available-for-sale securities and derivative instruments included in net income, net of income taxes	(18)	(76)
Reclassification of other-than-temporary losses on available-for-sale securities included in net income, net of income taxes	9	4
Total other comprehensive income	140	60
Total comprehensive income	1,535	1,230
Comprehensive loss attributable to noncontrolling interests	8	—
Comprehensive income attributable to Qualcomm	$1,543	$1,230
Components of accumulated other comprehensive income in Qualcomm stockholders’ equity consisted of the following (in millions):

	December 25, 2011	September 25, 2011
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain available-for-sale debt securities, net of income taxes	$29	$27
Net unrealized gains on other available-for-sale securities, net of income taxes	581	427
Net unrealized losses on derivative instruments, net of income taxes	(4)	(15)
Foreign currency translation	(111)	(86)
	$495	$353
At December 25, 2011 and September 25, 2011, accumulated other comprehensive income included $12 million and $13 million, respectively, of other-than-temporary losses on certain available-for-sale debt securities related to factors other than credit, net of income taxes.
     Share-Based Compensation. Total estimated share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

	Three Months Ended
	December 25, 2011	December 26, 2010*
Cost of equipment and services revenues	$20	$14
Research and development	126	85
Selling, general and administrative	101	70
Continuing operations	247	169
Related income tax benefit	(53)	(55)
Continuing operations, net of income taxes	194	114
Discontinued operations	—	3
Related income tax benefit	—	(1)
Discontinued operations, net of income taxes	—	2
	$194	$116
*As adjusted for discontinued operations (Note 8)

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recorded $33 million and $13 million in share-based compensation expense during the three months ended December 25, 2011 and December 26, 2010, respectively, related to share-based awards granted during those periods. In addition, for the three months ended December 25, 2011 and December 26, 2010, $23 million and $45 million, respectively, were reclassified to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities to reflect the incremental tax benefit from stock options exercised in those periods.
At December 25, 2011, total unrecognized compensation costs related to non-vested stock options and restricted stock units granted prior to that date were $537 million and $1.1 billion, respectively, which are expected to be recognized over a weighted-average period of 1.8 years and 2.3 years, respectively. Net share-based awards, after forfeitures and cancellations, granted during the three months ended December 25, 2011 and December 26, 2010 represented 0.5% and 0.4%, respectively, of outstanding shares as of the beginning of each fiscal period. Total share-based awards granted during the three months ended December 25, 2011 and December 26, 2010 each represented 0.5% of outstanding shares as of the end of each fiscal period.

Note 2 — Composition of Certain Financial Statement Items
     Inventories.

	December 25, 2011	September 25, 2011
	(In millions)
Raw materials	$14	$15
Work-in-process	235	384
Finished goods	465	366
	$714	$765

Other Current Liabilities.

	December 25, 2011	September 25, 2011
	(In millions)
Customer incentives and other customer-related liabilities	$1,401	$1,180
Current portion of payable to Broadcom (Note 6)	170	170
Payable for unsettled securities trades	75	298
Other	321	406
	$1,967	$2,054

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Investment Income, Net

	Three Months Ended
	December 25, 2011	December 26, 2010*

Interest and dividend income	$130	$131
Interest expense	(27)	(24)
Net realized gains on marketable securities	37	127
Net realized gains on other investments	7	—
Impairment losses on marketable securities	(14)	(8)
Impairment losses on other investments	(6)	(3)
Gains on derivative instruments	45	1
Equity in losses of investees	(2)	(1)
	$170	$223
*As adjusted for discontinued operations (Note 8)

Note 4 — Income Taxes
The Company estimates its annual effective income tax rate for continuing operations to be approximately 18% for fiscal 2012, compared to the 20% effective income tax rate for fiscal 2011. The United States federal research and development tax credit expired on December 31, 2011. Therefore, the annual effective rate for fiscal 2012 only reflects the federal research and development credit generated through December 31, 2011. The annual effective rate for fiscal 2012 also reflects a lower state rate as a result of California tax legislation enacted in 2009.
The estimated annual effective tax rate for continuing operations for fiscal 2012 of 18% is less than the United States federal statutory rate primarily due to benefits of approximately 17% related to foreign earnings taxed at less than the United States federal rate. The prior fiscal year rate was lower than the United States federal statutory rate primarily due to benefits related to foreign earnings taxed at less than the United States federal rate, partially offset by state taxes and tax expense related to the valuation of deferred tax assets to reflect changes in California law.

Note 5 — Stockholders’ Equity
Changes in stockholders’ equity for the three months ended December 25, 2011 were as follows (in millions):

	Qualcomm Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at September 25, 2011	$26,951	$21	$26,972
Net income (loss) (1)	1,401	(6)	1,395
Other comprehensive income (loss)	142	(2)	140
Common stock issued under employee benefit plans and the related tax benefits, net of shares withheld for tax	203	—	203
Share-based compensation	251	—	251
Dividends	(368)	—	(368)
Stock repurchases	(99)	—	(99)
Other	—	3	3
Balance at December 25, 2011	$28,481	$16	$28,497
(1) Loss from discontinued operations, net of income taxes, (Note 8) was attributable to Qualcomm.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Repurchase Program. During the three months ended December 25, 2011, the Company repurchased and retired 2,046,000 shares of the Company’s common stock for $99 million, before commissions. The Company did not repurchase any shares during the three months ended December 26, 2010. At December 25, 2011, approximately $948 million remained authorized for repurchase under the Company’s stock repurchase program, net of put options outstanding.
In connection with the Company’s stock repurchase program, the Company sold three put options on its own stock during fiscal 2011. At December 25, 2011, the Company had three outstanding put options enabling holders to sell 11,800,000 shares of the Company’s common stock to the Company for approximately $511 million (net of the $75 million in put option premiums received). The put option liability of $35 million at December 25, 2011 was recorded in other current liabilities. During the three months ended December 25, 2011, the Company recognized gains of $45 million in net investment income due to a decrease in the fair value of the put options. No put options were outstanding during the three months ended December 26, 2010.
Dividends. Cash dividends announced in the three months ended December 25, 2011 and December 26, 2010 were $0.215 and $0.190 per share, respectively. During the three months ended December 25, 2011 and December 26, 2010, dividends charged to retained earnings were $368 million and $314 million, respectively. On January 10, 2012, the Company announced a cash dividend of $0.215 per share on the Company’s common stock, payable on March 23, 2012 to stockholders of record as of March 2, 2012.

Note 6 — Commitments and Contingencies
Legal Proceedings. Tessera, Inc. v. QUALCOMM Incorporated: On April 17, 2007, Tessera filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas and a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against the Company and other companies, alleging infringement of two patents. The district court action is stayed pending resolution of the ITC proceeding, including all appeals. On May 20, 2009, the ITC issued a limited exclusion order and a cease and desist order, both of which were terminated when the patents expired on September 24, 2010. During the period of the exclusion order, the Company shifted supply of accused chips for customers who manufacture products that may be imported to the United States to a licensed supplier of Tessera, and the Company continued to supply those customers without interruption. The appeals court affirmed the ITC’s orders, and on November 28, 2011, the U.S. Supreme Court denied the Company’s petition for review. On January 18, 2012, pursuant to the parties’ stipulation, the district court in the Eastern District of Texas lifted the stay and ordered the case be moved to the United States District Court for the Northern District of California. Once the stay is lifted, Tessera may continue to seek back damages in the district court, but it may not seek injunctive relief due to the expiration of the patents.
MicroUnity Systems Engineering, Inc. v. QUALCOMM Incorporated, et al.: MicroUnity filed a total of three patent infringement complaints, on March 16, 2010, June 3, 2010 and January 27, 2011, against the Company and a number of other technology companies, including Texas Instruments, Samsung, Apple, Nokia, Google and HTC, in the United States District Court for the Eastern District of Texas. The complaints against the Company alleged infringement of a total of 15 patents, appear to accuse the Company’s Snapdragon products and seek unspecified damages and other relief. The court consolidated the actions in May 2011. On September 30, 2011, the court denied the Company’s motion to sever its case from the other defendants and to transfer the case to the Northern District of California. On January 6, 2012, MicroUnity filed a notice that it will no longer assert two of the patents against the Company and reduce the number of claims in the 13 remaining asserted patents. Trial is scheduled for June 3, 2013.
Broadcom Corporation et al. v. Commonwealth Scientific and Industrial Research Organisation (CSIRO): On November 10, 2009, Broadcom and Atheros (which was acquired by the Company in May 2011) filed a complaint for declaratory judgment against CSIRO in the United States District Court for the Eastern District of Texas, requesting the court to declare, among other things, that United States patent number 5,487,069 (the ’069 Patent) assigned to CSIRO is invalid and unenforceable and that Atheros does not infringe any valid claims of the ’069 Patent. On October 14, 2010, CSIRO filed a complaint against Atheros and Broadcom (amended and consolidated with complaints against other third parties on April 6, 2011) alleging infringement of the ’069 Patent by Atheros’ 802.11/a/g/n products. A claim construction hearing was held on October 4, 2011, and trial is scheduled for April 9, 2012.
MOSAID Technologies Incorporated v. Dell, Inc. et al.: On March 16, 2011, MOSAID filed a complaint against Atheros and 32 other entities in the United States District Court for the Eastern District of Texas alleging that certain of

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Atheros’ WiFi products infringe United States patent numbers 5,131,006, 5,151,920, 5,422,887, 5,706,428, 6,563,786 and 6,992,972. MOSAID seeks unspecified damages and other relief. The case is early in the discovery phase. Trial is scheduled for August 4, 2014.
India BWA Spectrum: In connection with the BWA spectrum won in India in June 2010, the Company recorded a payment in noncurrent other assets, which was $928 million and $994 million at December 25, 2011 and September 25, 2011, respectively. In addition, the Company created four wholly-owned subsidiaries. On August 9, 2010, each subsidiary filed an application to obtain a license to operate a wireless network on this spectrum for one of the respective regions. Thereafter, two Indian companies each acquired 13% of each subsidiary. On September 21, 2011, the Company received a letter dated September 7, 2011 from the Government of India’s Department of Telecommunications (DoT) (the DoT Letter) notifying the Company that its applications had been rejected based on its conclusion that the applications were filed after the deadline and that the Company was restricted to filing one application rather than four. On September 27, 2011, the Company filed a petition with the Telecom Disputes Settlement and Appellate Tribunal (TDSAT) seeking to overturn the DoT Letter. On September 28, 2011, the TDSAT issued an order granting the Company interim relief, pending a final determination of the case, directing the DoT to (i) not issue the spectrum that has been earmarked to the Company to anyone else and (ii) not forfeit or appropriate the payment that the Company made for the spectrum. On October 10, 2011, one of the Company’s subsidiaries received a letter from the DoT offering to issue it a license that would cover all of India, including the four regions for which the Company won spectrum at the June 2010 auction, assuming that the subsidiary met certain requirements by November 9, 2011. On October 18, 2011, the subsidiary submitted to the DoT a letter accepting the DoT’s offer, requesting issuance of a license as soon as possible after the requirements were met, and stating that upon issuance of the license, the Company’s three other subsidiaries would merge into the subsidiary that had been granted a license. On October 19, 2011, the DoT filed a reply to the Company’s September 27, 2011 petition with the TDSAT. In its reply, the DoT stated that upon issuance of a license, the Company’s subsidiary could apply for assignment of the spectrum, and at that time, the DoT would decide whether to grant the requested assignment and whether the Company’s applications for licenses were timely filed in accordance with its rules. On October 20, 2011, the TDSAT conducted a second hearing on the Company’s case. At the conclusion of the hearing, the TDSAT ordered the DoT to clarify the aforementioned statements in its October 19, 2011 reply in light of its October 10, 2011 offer. On November 2, 2011, the subsidiary made a filing with the DoT to meet the four requirements of the DoT Letter, which included certification by the Company’s subsidiary that no dues were payable to the DoT by either the subsidiary or its shareholders. The TDSAT conducted a hearing on November 8, 2011 and ordered that the subsidiary and the DoT meet to expedite the licensing process. The Company met with the DoT on November 14, 2011 and thereafter provided additional documentation to the DoT. At a December 2, 2011 hearing before the TDSAT, the DoT stated that it had served a provisional assessment on one of the subsidiary’s Indian partners in the amount of approximately $28 million (based on the applicable foreign currency exchange rate on December 25, 2011) in unpaid dues, including interest and penalties. The TDSAT conducted hearings on this matter on December 9, 2011, January 2, 2012 and January 31, 2012. The next hearing is scheduled for February 6, 2012. On January 22, 2012, the Company filed an application requesting that the TDSAT order the DoT to issue the license pursuant to the DoT's October 10, 2011 letter. In the application, the Company argued that the provisional assessment was not a legal basis for the DoT to delay issuing the license. The Company also offered to have its subsidiary execute an undertaking that would take effect upon issuance of the license. In the undertaking, the Company’s subsidiary would agree that if the Indian partner did not pay an amount ultimately found to be due (up to the amount of the assessment), the subsidiary would pay such amount. In addition, the Company offered to have the subsidiary provide a bank guarantee to cover the amount found to be payable if the DoT has any concern about the creditworthiness of the subsidiary. The DOT has been ordered to file a response to the Company’s application on February 3, 2012. If the Company does not ultimately prevail in this matter, the Company’s subsidiary may not receive a license or an assignment of the spectrum that the Company won in the auction; and in either of those events, the Company’s payment for the spectrum may not be returned.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Japan Fair Trade Commission (JFTC) Complaint: The JFTC received unspecified complaints alleging that the Company’s business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order concluding that the Company’s Japanese licensees were forced to cross-license patents to the Company on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against the Company’s other licensees who made a similar commitment in their license agreements with the Company. The cease and desist order seeks to require the Company to modify its existing license agreements with Japanese companies to eliminate these provisions while preserving the license of the Company’s patents to those companies. The Company disagrees with the conclusions that it forced its Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate the Japanese Antimonopoly Act. The Company has invoked its right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted the Company’s motion and issued a stay of the cease and desist order pending the administrative hearing before the JFTC. The JFTC has held hearings on eleven different dates, with an additional hearing day scheduled on February 17, 2012 and additional hearing days yet to be scheduled.
Securities and Exchange Commission (SEC) Formal Order of Private Investigation and Department of Justice (DOJ) Investigation: On September 8, 2010, the Company was notified by the SEC’s Los Angeles Regional office of a formal order of private investigation. The Company understands that the investigation arose from a “whistleblower’s” allegations made in December 2009 to the audit committee of the Company’s  Board of Directors and to the SEC. The audit committee completed an internal review of the allegations with the assistance of independent counsel and independent forensic accountants. This internal review into the whistleblower’s allegations and related accounting practices did not identify any errors in the Company's financial statements. On January 27, 2012, the Company learned that the U.S. Attorney’s Office for the Southern District of California/DOJ has begun a preliminary investigation regarding the Company’s compliance with the Foreign Corrupt Practices Act (FCPA), a topic about which the SEC is also inquiring. The Company believes that it is in compliance with the requirements of the FCPA and will continue to cooperate with both agencies.
Other: The Company has been named, along with many other manufacturers of wireless phones, wireless operators and industry-related organizations, as a defendant in three lawsuits pending in Washington D.C. superior court, seeking monetary damages arising out of its sale of cellular phones.
While there can be no assurance of favorable outcomes, the Company believes the claims made by other parties in the foregoing matters are without merit and will vigorously defend the actions. The Company has not recorded any accrual at December 25, 2011 for contingent liabilities or recognized any asset impairment charges associated with the legal proceedings described above based on the Company’s belief that liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The Company is engaged in numerous other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position.
Litigation Settlement, Patent License and Other Related Items. On April 26, 2009, the Company entered into a Settlement and Patent License and Non-Assert Agreement with Broadcom. The Company agreed to pay Broadcom $891 million, of which $632 million was paid through December 25, 2011, and the remainder will be paid ratably through April 2013. At December 25, 2011, the carrying value of the liability was $253 million, which also approximated the fair value of the contractual liability net of imputed interest.
Loans Payable Related to India BWA Spectrum. In connection with the India BWA spectrum won in India in June 2010, certain of the Company’s subsidiaries in India entered into loan agreements with multiple lenders that are denominated in Indian rupees. The loans bear interest at an annual rate based on the highest rate among the bank lenders, which is reset quarterly, plus 0.25% (10.25% at December 25, 2011) with interest payments due monthly. The loans can be prepaid without penalty on certain dates and are guaranteed by QUALCOMM Incorporated and one of its subsidiaries. In December 2011, the lender that could demand prepayment of its portion of the loans exercised its right requiring the Company to prepay the amount outstanding on February 28, 2012 ($142 million at December 25, 2011).

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company intends to refinance this amount with new loans. The remaining loans ($786 million at December 25, 2011) are due and payable in full in December 2012. The loan agreements also define certain events of default, including, among other things, if certain government authorizations are revoked, terminated, withdrawn, suspended, modified or withheld. If the DoT’s rejection of the Company’s license applications were to be considered an event of default, the bank lenders could have declared the loans due and payable immediately. The Company has received waivers from each of the bank lenders related to this matter until at least April 1, 2012, which are conditioned upon the Company continuing to pursue its legal rights in this matter. The lenders have agreed that any default will be deemed cured under certain circumstances, including if one of the relevant subsidiaries is granted the license and the other three are pursuing a merger into the subsidiary that has been offered a license. The loan agreements contain standard covenants, which, among other things, limit actions by the subsidiaries that are party to the loan agreements, including the incurrence of loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. At December 25, 2011, the aggregate carrying value of the loans was $928 million, which approximated fair value.
Indemnifications. With the exception of the practices of Atheros, the Company generally does not indemnify its customers and licensees for losses sustained from infringement of third-party intellectual property rights. However, the Company is contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent infringement by products or services sold or provided by the Company. The Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company. Under Atheros’ indemnification agreements, software license agreements and product sale agreements, including its standard software license agreements and standard terms and conditions of semiconductor sales, Atheros agrees, subject to restrictions and after certain conditions are met, to indemnify and defend its licensees and customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the licensees or customers. Through December 25, 2011, Atheros has received a number of claims from its direct and indirect customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by Atheros’ products.
These indemnification arrangements are not initially measured and recognized at fair value because they are deemed to be similar to product warranties in that they relate to claims and/or other actions that could impair the ability of the Company’s direct or indirect customers to use the Company’s products or services. Accordingly, the Company records liabilities resulting from the arrangements when they are probable and can be reasonably estimated. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at December 25, 2011 associated with these indemnification arrangements, other than negligible amounts for reimbursement of legal costs, based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be estimated at this time.
Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Noncancelable obligations under these agreements at December 25, 2011 for the remainder of fiscal 2012 and for each of the subsequent four years from fiscal 2013 through 2016 were approximately $2.1 billion, $75 million, $39 million, $36 million and $25 million, respectively, and $8 million thereafter. Of these amounts, for the remainder of fiscal 2012 and for fiscal 2013, commitments to purchase integrated circuit product inventories comprised $1.7 billion and $3 million, respectively.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Leases. The future minimum lease payments for all capital leases and operating leases at December 25, 2011 were as follows (in millions):

	Capital Leases	Operating Leases	Total
Remainder of fiscal 2012	$8	$100	$108
2013	11	112	123
2014	11	92	103
2015	11	43	54
2016	12	28	40
Thereafter	293	164	457
Total minimum lease payments	$346	$539	$885
Deduct: Amounts representing interest	196
Present value of minimum lease payments	150
Deduct: Current portion of capital lease obligations	1
Long-term portion of capital lease obligations	$149
The Company leases certain of its land, facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 35 years and with provisions in certain leases for cost-of-living increases. The Company leases certain property under capital lease agreements associated with its discontinued operations (Note 8), primarily related to site leases that have an initial term of five to seven years with renewal options of up to five additional renewal periods. In determining the capital lease classification for the site leases upon commencement of each lease, the Company included all renewal options. As a result of its restructuring plan, the Company does not intend to renew its existing site capital leases. At December 25, 2011, the Company had $130 million of site capital lease assets (which are included in buildings and improvements in property, plant and equipment) and $149 million of capital lease obligations (which are included in other liabilities) that pertain to lease optional renewal periods. The Company expects to write off these amounts at the end of the current contractual lease terms. Any early terminations may impact the amounts that are written off.

Note 7 — Segment Information
The Company is organized on the basis of products and services. The Company aggregates four of its divisions into the Qualcomm Wireless & Internet (QWI) segment and three of its divisions into the Qualcomm Strategic Initiatives (QSI) segment. Reportable segments are as follows:

•
Qualcomm CDMA Technologies (QCT) — develops and supplies integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products;

•
Qualcomm Technology Licensing (QTL) — grants licenses or otherwise provides rights to use portions of the Company’s intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards, and collects fixed license fees and royalties in partial consideration for such licenses;

•	Qualcomm Wireless & Internet (QWI) — comprised of:

•	Qualcomm Internet Services (QIS) — provides content enablement services for the wireless industry and push-to-talk and other products and services for wireless network operators;

•	Qualcomm Government Technologies (QGOV) — provides development, hardware, analytical expertise and services to United States government agencies involving wireless communications technologies;

•	Qualcomm Enterprise Services (QES) — provides satellite- and terrestrial-based two-way wireless connectivity and position location services and sells mobile information units to transportation and

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

logistics companies and other enterprise companies with fleet vehicles; and

•	Firethorn — builds and manages software applications that enable certain mobile commerce services.

•
Qualcomm Strategic Initiatives (QSI) — comprised of the Company’s Qualcomm Ventures, Structured Finance & Strategic Investments and FLO TV divisions. QSI makes strategic investments that the Company believes will open new opportunities for its technologies, support the design and introduction of new products or services for voice and data communications or possess unique capabilities or technology. Many of these strategic investments are in early-stage companies. QSI also holds wireless spectrum. The results of QSI’s FLO TV business are presented as discontinued operations (Note 8) and are therefore not included in QSI’s revenues or loss before income taxes.

The Company evaluates the performance of its segments based on earnings (loss) before income taxes (EBT) from continuing operations. Segment EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. Unallocated income and charges include certain investment income (loss); share-based compensation (Note 1); and certain research and development expenses and other selling and marketing expenses that were deemed to be not directly related to the businesses of the segments. Additionally, starting with acquisitions in the third quarter of fiscal 2011, unallocated charges include recognition of the step-up of inventories to fair value and amortization of certain intangible assets. Such charges related to acquisitions that were completed prior to the third quarter of fiscal 2011 are allocated to the respective segments. The table below presents revenues and EBT for reportable segments (in millions):

	QCT	QTL	QWI	QSI*	Reconciling Items*	Total*
For the three months ended:
December 25, 2011
Revenues	$3,085	$1,440	$152	$—	$4	$4,681
EBT	739	1,267	1	(34)	(252)	1,721
December 26, 2010
Revenues	$2,116	$1,057	$172	$—	$3	$3,348
EBT	640	892	—	(21)	(41)	1,470
*As adjusted for discontinued operations (Note 8)
Reconciling items in the previous table were as follows (in millions):

	Three Months Ended
	December 25, 2011	December 26, 2010*
Revenues
Elimination of intersegment revenues	$(1)	$(1)
Other nonreportable segments	5	4
	$4	$3
EBT
Unallocated cost of equipment and services revenues	$(70)	$(14)
Unallocated research and development expenses	(162)	(117)
Unallocated selling, general and administrative expenses	(115)	(85)
Unallocated investment income, net	190	244
Other nonreportable segments	(95)	(69)
	$(252)	$(41)
*As adjusted for discontinued operations (Note 8)

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reconciling items for the three months ended December 25, 2011 included $51 million and $9 million of unallocated cost of equipment and services revenues and unallocated selling, general and administrative expenses, respectively, related to the amortization of intangible assets resulting from acquisitions. Other nonreportable segments’ losses before taxes during the three months ended December 25, 2011 and December 26, 2010 were primarily attributable to the Company’s QMT division, a nonreportable segment developing display technology for mobile devices and other applications.
Revenues from external customers and intersegment revenues were as follows (in millions):

	QCT	QTL	QWI
For the three months ended:
December 25, 2011
Revenues from external customers	$3,084	$1,440	$152
Intersegment revenues	1	—	—
December 26, 2010
Revenues from external customers	$2,115	$1,057	$172
Intersegment revenues	1	—	—
Segment assets are comprised of accounts receivable and inventories for all reportable segments other than QSI. QSI segment assets include certain marketable securities, notes receivable, spectrum licenses, other investments and all assets of QSI’s consolidated subsidiaries. QSI segment assets related to the discontinued FLO TV business totaled $901 million and $913 million at December 25, 2011 and September 25, 2011, respectively. Reconciling items for total assets included $1.0 billion and $806 million at December 25, 2011 and September 25, 2011, respectively, of goodwill and other assets related to the Company’s QMT division. Total segment assets also differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, goodwill, other intangible assets and assets of nonreportable segments. Segment assets and reconciling items were as follows (in millions):

	December 25, 2011	September 25, 2011
QCT	$1,519	$1,569
QTL	70	36
QWI	133	136
QSI	2,320	2,386
Reconciling items	33,564	32,295
Total consolidated assets	$37,606	$36,422

Note 8 — Discontinued Operations
On December 27, 2011, after the close of the first fiscal quarter, the Company completed the sale of substantially all of its 700 MHz spectrum for $1.9 billion. As a result, the Company will recognize a gain in discontinued operations of $1.2 billion in the second quarter of fiscal 2012 related to the close of this transaction. The FLO TV business and network were shut down on March 27, 2011. Since then, the Company has been working to sell the remaining assets and exit contracts. The 700 MHz spectrum is classified as held for sale. All other assets were considered disposed of at December 25, 2011. Accordingly, the results of operations of the FLO TV business are presented as discontinued operations. Loss from discontinued operations includes share-based payments and excludes certain general corporate expenses allocated to the FLO TV business during the periods presented.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized results from discontinued operations were as follows (in millions):

	Three Months Ended
	December 25, 2011	December 26, 2010
Revenues	$—	$—
Loss from discontinued operations	$(8)	$(141)
Income tax benefit	3	59
Discontinued operations, net of income taxes	$(5)	$(82)
At December 25, 2011, total assets and liabilities of the discontinued operations in the condensed consolidated balance sheet were $901 million and $225 million, respectively. The assets primarily consisted of the spectrum held for sale of $746 million and capital lease assets of $130 million. Liabilities primarily consisted of capital lease liabilities of $149 million. The Company has a significant number of site leases, and the Company has corresponding capital lease assets, capital lease liabilities and asset retirement obligations (Note 6). The capital lease assets, included in property, plant and equipment, net, were considered disposed of at March 27, 2011 when the Company shut down the FLO TV business.
Restructuring activities under the Company’s plan related to discontinued operations were initiated in the fourth quarter of fiscal 2010 and are expected to be substantially complete by the end of fiscal 2012 as the Company continues to negotiate the exit of certain contracts and removes certain of its equipment from the network sites. Restructuring charges primarily consist of lease exit and other contract termination costs and certain severance costs. The Company estimates that it will incur future restructuring charges of up to $20 million. The Company may also realize certain gains, primarily due to the potential release of liabilities associated with ongoing efforts to exit certain contracts, the amount of which cannot be reasonably estimated at this time. The restructuring liability, which is reported as a component of other liabilities, consisted of contract termination costs of $37 million and other costs of $3 million at December 25, 2011. During the three months ended December 25, 2011, the Company made payments on amounts previously accrued of $3 million. Future cash expenditures are expected to be in the range of $70 million to $110 million.

Note 9 — Acquisitions
During the three months ended December 25, 2011, the Company acquired five businesses for total cash consideration of $288 million. Technology-based intangible assets recognized in the amount of $32 million are being amortized on a straight-line basis over a weighted-average useful life of six years. The Company recorded $46 million related to two in-process research and development (IPR&D) projects, which are expected to be completed within the next two years. The acquired IPR&D will not be amortized until completion, and upon completion, IPR&D projects will be amortized over their useful lives, which are expected to be nine years. Goodwill recognized in these transactions, of which $61 million is expected to be deductible for tax purposes, was assigned to the Company’s reportable segments as follows: $39 million to QCT, $22 million to QTL and $135 million to a non-reportable segment.

Note 10 — Fair Value Measurements
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 25, 2011 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,192	$2,857	$—	$4,049
Marketable securities
U.S. Treasury securities and government-related securities	371	792	—	1,163
Corporate bonds and notes	—	6,320	—	6,320
Mortgage- and asset-backed securities	—	671	23	694
Auction rate securities	—	—	122	122
Non-investment-grade debt securities	—	4,045	34	4,079
Common and preferred stock	1,212	694	—	1,906
Equity mutual and exchange-traded funds	922	—	—	922
Debt mutual funds	1,327	481	—	1,808
Total marketable securities	3,832	13,003	179	17,014
Derivative instruments	—	17	—	17
Other investments	175	—	—	175
Total assets measured at fair value	$5,199	$15,877	$179	$21,255
Liabilities
Derivative instruments	$—	$56	$—	$56
Other liabilities	175	—	6	181
Total liabilities measured at fair value	$175	$56	$6	$237

Cash Equivalents and Marketable Securities. The Company considers all highly liquid investments, including repurchase agreements, with original maturities of three months or less to be cash equivalents. Cash equivalents are comprised of money market funds, certificates of deposit, commercial paper, government agencies’ securities and repurchase agreements fully collateralized by government agencies’ securities.
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
The fair value of highly rated mortgage- and asset-backed securities is derived from the use of matrix pricing (prices for similar securities) or, in some cases, cash flow pricing models with observable inputs such as contractual terms, maturity, credit rating and/or securitization structure to determine the timing and amount of future cash flows. Certain

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

mortgage- and asset-backed securities, principally those rated below AAA, may require the use of significant unobservable inputs to estimate fair value, such as default likelihood, recovery rates and prepayment speed.
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
Derivative Instruments. Derivative instruments include foreign currency option and forward contracts to manage foreign exchange risk for certain foreign currency transactions and certain balances denominated in a foreign currency; option, forward and swap contracts to acquire or reduce foreign exchange risk and/or equity and credit risks for portfolios of marketable securities classified as trading; and written put options to repurchase shares of the Company’s common stock at fixed prices. Derivative instruments that are traded on an exchange are valued using quoted market prices and are included in Level 1. Derivative instruments that are not traded on an exchange are valued using standard calculations/models that are primarily based on observable inputs, such as foreign currency exchange rates, the Company’s stock price, volatilities and interest rates, and therefore, such derivative instruments are included in Level 2.
Other Investments and Other Liabilities. Other investments and other liabilities included in Level 1 are comprised of the Company’s deferred compensation plan liability and related assets, which are invested in mutual funds. Other liabilities included in Level 3 are comprised of put rights held by third parties representing interests in certain of the Company’s subsidiaries. These put rights are valued with a standard option pricing model using significant unobservable inputs.
Activity between Levels of the Fair Value Hierarchy. There were no significant transfers between Level 1 and Level 2 during the three months ended December 25, 2011 or December 26, 2010. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table includes the activity for marketable securities and other liabilities classified within Level 3 of the valuation hierarchy (in millions):

	Three Months Ended December 25, 2011
	Auction Rate Securities	Other Marketable Securities	Other Liabilities
Beginning balance of Level 3	$124	$27	$7
Total realized and unrealized gains or losses:
Included in investment income, net	—	—	(1)
Included in other comprehensive income	(1)	—	—
Purchases	—	35	—
Settlements	(1)	(5)	—
Ending balance of Level 3	$122	$57	$6

	Three Months Ended December 26, 2010
	Auction Rate Securities	Other Marketable Securities
Beginning balance of Level 3	$126	$18
Total realized and unrealized gains or losses:
Included in other comprehensive income	2	—
Settlements	(2)	(1)
Ending balance of Level 3	$126	$17
The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the fiscal month in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers into or out

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of Level 3 during the three months ended December 25, 2011 and December 26, 2010.
Nonrecurring Fair Value Measurements. The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three months ended December 25, 2011 and December 26, 2010, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Note 11 — Marketable Securities
Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	December 25, 2011	September 25, 2011	December 25, 2011	September 25, 2011
Trading:
U.S. Treasury securities and government-related securities	$230	$—	$330	$—
Corporate bonds and notes	266	—	91	—
Mortgage- and asset-backed securities	—	—	35	—
Non-investment-grade debt securities	—	—	54	—
Total trading	496	—	510	—
Available-for-sale:
U.S. Treasury securities and government-related securities	573	516	30	6
Corporate bonds and notes	3,503	3,665	2,460	2,353
Mortgage- and asset-backed securities	527	587	132	91
Auction rate securities	—	—	122	124
Non-investment-grade debt securities	20	19	4,005	3,653
Common and preferred stock	130	76	1,776	1,713
Equity mutual and exchange-traded funds	—	—	922	845
Debt mutual funds	1,327	1,327	—	—
Total available-for-sale	6,080	6,190	9,447	8,785
Fair value option:
Debt mutual fund	—	—	481	476
Total marketable securities	$6,576	$6,190	$10,438	$9,261
The Company holds an investment in a debt mutual fund for which the Company elected the fair value option. The investment would have otherwise been recorded using the equity method. The debt mutual fund has no single maturity date. At December 25, 2011, the Company had an effective ownership interest in the debt mutual fund of 21%. Increases in fair value associated with this investment of $5 million were recognized in net investment income during each of the three months ended December 25, 2011 and December 26, 2010. The Company believes that recording the investment at fair value and reporting the investment as a marketable security is preferable to applying the equity method because the Company is able to redeem its shares at net asset value, which is determined daily.
The Company classifies portfolios of debt securities that involve the purchase or sale of derivative instruments to acquire or reduce foreign exchange and/or equity and credit risk as trading. Net losses recognized on debt securities classified as trading still held at December 25, 2011 were $2 million for the three months ended December 25, 2011. The Company did not hold any securities classified as trading at September 25, 2011.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At December 25, 2011, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity
Less Than One Year	One to Five Years	Five to Ten Years	Greater Than Ten Years	No Single Maturity Date	Total
$799	$4,878	$2,716	$1,034	$3,272	$12,699
Securities with no single maturity date included debt mutual funds, non-investment-grade debt securities, mortgage- and asset-backed securities and auction rate securities.
The Company recorded realized gains and losses on sales of available-for-sale securities as follows (in millions):

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains
For the three months ended
December 25, 2011	$36	$(2)	$34
December 26, 2010	128	(5)	123
Available-for-sale securities were comprised as follows (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 25, 2011
Equity securities	$2,428	$443	$(43)	$2,828
Debt securities	12,500	322	(123)	12,699
	$14,928	$765	$(166)	$15,527
September 25, 2011
Equity securities	$2,426	$278	$(70)	$2,634
Debt securities	12,179	294	(132)	12,341
	$14,605	$572	$(202)	$14,975
The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that are classified as available-for-sale and have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

	December 25, 2011
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and government-related securities	$419	$(2)	$4	$—
Corporate bonds and notes	1,930	(44)	58	(5)
Auction rate securities	3	—	119	(3)
Non-investment-grade debt securities	1,396	(60)	32	(4)
Common and preferred stock	313	(27)	4	—
Equity mutual and exchange-traded funds	153	(16)	—	—
Debt mutual funds	1,320	(5)	1	—
	$5,534	$(154)	$218	$(12)

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 25, 2011
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds and notes	$1,862	$(41)	$41	$—
Auction rate securities	3	—	121	(2)
Non-investment-grade debt securities	1,867	(86)	19	(3)
Common and preferred stock	750	(70)	4	—
	$4,482	$(197)	$185	$(5)
At December 25, 2011, the Company concluded that the unrealized losses on its available-for-sale securities were temporary. Further, for common and preferred stock with unrealized losses, the Company has the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable period of time. For debt securities with unrealized losses, the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, such securities before recovery or maturity.
The following table shows the activity for the credit loss portion of other-than-temporary impairments on debt securities held by the Company (in millions):

	Three Months Ended
	December 25, 2011	December 26, 2010
Beginning balance of credit losses	$46	$109
Reductions in credit losses related to securities the Company intends to sell	—	(11)
Additional credit losses recognized on securities previously impaired	1	—
Reductions in credit losses related to securities sold	(1)	(7)
Accretion of credit losses due to an increase in cash flows expected to be collected	—	(2)
Ending balance of credit losses	$46	$89

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 25, 2011 contained in our 2011 Annual Report on Form 10-K.
This Quarterly Report (including, but not limited to, the following section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.
Although forward-looking statements in this Quarterly Report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Quarterly Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.
Overview
Recent Developments
Revenues for the first quarter of fiscal 2012 were $4.7 billion, with net income of $1.4 billion, which were impacted by the following key items:

•
We shipped approximately 156 million MSM integrated circuits for CDMA- and OFDMA-based wireless devices, an increase of 32% compared to approximately 118 million MSM integrated circuits in the year ago quarter. (1)

•	Total reported device sales were approximately $41.4 billion, an increase of approximately 22%, compared to approximately $34.0 billion in the year ago quarter. (2)
Against this backdrop, the following recent developments occurred during the first quarter of fiscal 2012 with respect to key elements of our business or our industry:

•	Worldwide wireless subscriptions grew by approximately 3% to reach approximately 6.1 billion. (3)

•
Worldwide 3G connections (all CDMA-based) grew to approximately 1.6 billion, approximately 26% of total wireless subscriptions, including approximately 546 million CDMA2000 1X/1xEV-DO subscriptions and approximately 1.0 billion WCDMA/HSPA/TD-SCDMA subscriptions. (3)

(1)	Some customers built devices that incorporated two MSMs. In such cases, which represent approximately 1% of our gross volume, we count only one MSM in reporting the MSM shipments.

(2)
Total reported device sales is the sum of all reported sales in U.S. dollars (as reported to us by our licensees) of all licensed CDMA-based, OFDMA-based and multimode CDMA/OFDMA subscriber devices (including handsets, modules, modem cards and other subscriber devices) by our licensees during a particular period. Not all licensees report sales the same way (e.g., some licensees report sales net of permitted deductions, such as transportation, insurance and packing costs, while other licensees report sales and then identify the amount of permitted deductions in their reports), and the way in which licensees report such information may change from time to time. Total reported device sales for a particular period may include prior period activity that was not reported by the licensee until such particular period.

(3)
According to Wireless Intelligence estimates as of January 30, 2012, for the quarter ending December 31, 2011. Wireless Intelligence estimates for CDMA2000 1X/1xEV-DO subscribers do not include Wireless Local Loop.

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
QCT is a leading developer and supplier of integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products. QCT’s integrated circuit products and system software are sold to or licensed to manufacturers that use our products in wireless devices, particularly mobile phones, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, data cards and infrastructure equipment, and in wired devices, particularly broadband gateway equipment, desktop computers, televisions and Blu-ray players. The MSM integrated circuits, which include the Mobile Data Modem, Qualcomm Single Chip and Qualcomm Snapdragon devices, perform the core baseband modem functionality in wireless devices providing voice and data communications, as well as multimedia applications and global positioning functions. In addition, our Snapdragon enabled integrated circuits provide advanced application processing capabilities. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. QCT revenues comprised 66% and 63% of total consolidated revenues in the first quarter of fiscal 2012 and 2011, respectively.
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
QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives. QTL licensing revenues are comprised of license fees as well as royalties based on sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of licensed products, net of certain permissible deductions (e.g., certain shipping costs, packing costs, VAT, etc.). QTL revenues comprised 31% and 32% of total consolidated revenues in the first quarter of fiscal 2012 and 2011, respectively. The vast majority of such revenues were generated through our licensees’ sales of cdmaOne, CDMA2000 and WCDMA subscriber equipment products.
QWI, which includes Qualcomm Enterprise Services (QES), Qualcomm Internet Services (QIS), Qualcomm Government Technologies (QGOV) and Firethorn, generates revenues primarily through mobile information products and services and software and software development aimed at support and delivery of wireless applications. QES sells mobile information units and provides wireless connectivity and position location services used by transportation and other companies to manage their assets and workforce. Through December 2011, QES has shipped approximately 1,532,000 terrestrial-based and satellite-based mobile information units. QIS provides content enablement services for the wireless industry, including Brew, the Plaza suite and other services. QIS also provides QChat push-to-talk and other products for wireless operators. QGOV provides development, hardware, analytical expertise and services involving wireless communications technologies to United States government agencies. Firethorn builds and manages software applications that enable mobile commerce services. QWI revenues comprised 3% and 5% of total consolidated revenues in the first quarter of fiscal 2012 and 2011, respectively.

QSI makes strategic investments that we believe will open new opportunities for our technologies, support the design and introduction of new products and services for voice and data communications or possess unique capabilities or technology. Many of these strategic investments are in early-stage companies. QSI also holds wireless spectrum. As part of our strategic investment activities, we intend to pursue various exit strategies at some point in the future. The results of QSI’s FLO TV business are presented as discontinued operations and are therefore not included in QSI’s revenues or loss before income taxes. Since the shut down of the FLO TV business and network on March 27, 2011, we have been working to sell FLO TV’s assets and exit contracts. In the second quarter of fiscal 2012, we completed our sale of substantially all of our 700 MHz spectrum for $1.9 billion.
Nonreportable segments include the Qualcomm MEMS Technologies division, which continues to develop an IMOD display technology based on micro-electro-mechanical-system (MEMS) structure combined with thin film optics, and other product initiatives.
Discontinued Operations
On December 27, 2011, after the close of our first fiscal quarter, we completed the sale of substantially all of our 700 MHz spectrum for $1.9 billion. As a result, we will recognize a gain in discontinued operations of $1.2 billion in the second quarter of fiscal 2012 related to the close of this transaction. The FLO TV business and network were shut down on March 27, 2011. Since then, we have been working to sell the remaining assets and exit contracts. The 700 MHz spectrum has a carrying value of $746 million and is classified as held for sale. All other assets were considered disposed of at December 25, 2011. Accordingly, the results of operations of the FLO TV business are presented as discontinued operations. Loss from discontinued operations includes share-based payments and excludes certain general corporate expenses allocated to the FLO TV business during the period presented.
Summarized results from discontinued operations were as follows (in millions):

	Three Months Ended
	December 25, 2011	December 26, 2010
Revenues	$—	$—
Loss from discontinued operations	$(8)	$(141)
Income tax benefit	3	59
Discontinued operations, net of income taxes	$(5)	$(82)

Restructuring activities under our plan related to discontinued operations were initiated in the fourth quarter of fiscal 2010 and are expected to be substantially complete by the end of fiscal 2012 as we continue to negotiate the exit of certain contracts and remove certain of our equipment from the network sites. We estimate that we will incur future restructuring charges of up to $20 million, primarily related to lease exit costs. We may also realize certain gains, primarily due to the potential release of liabilities associated with ongoing efforts to exit certain contracts, the amount of which cannot be reasonably estimated at this time. Future cash expenditures are expected to be in the range of $70 million to $110 million.
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
As we look forward to the next several months, the following items are likely to have an impact on our business:

•	The worldwide transition from 2G to 3G networks is expected to continue, including the further expansion of 3G in China, India and other emerging regions.

•
We expect consumer demand for advanced 3G and 3G/4G multimode devices, including smartphones and data-centric devices, such as tablets and e-readers, to continue at a strong pace. We also expect growth in lower-end

3G devices as 3G expands in emerging regions.

•
We expect that CDMA-based device prices will continue to vary broadly due to the increased penetration of smartphones combined with active competition throughout the world at all price tiers. Additionally, varying rates of economic growth by region and stronger than average growth of CDMA-based device shipments in emerging regions, as compared to developed regions, are expected to continue to impact the average and range of selling prices of CDMA-based devices.

•
We continue to invest significant resources toward the development of technologies and products for voice and data communications, primarily in the wireless industry, including advancements to networks for 3G and 4G LTE (an OFDMA-based standard) networks, wireless baseband chips, our converged computing/communications (Snapdragon) chips, multimedia products, software and services, as well as our IMOD display technology.

•
On December 27, 2011, after the close of our first fiscal quarter, we completed the sale of substantially all of our 700 MHz spectrum for $1.9 billion As a result, we will recognize a gain in discontinued operations of $1.2 billion in the second quarter of fiscal 2012 related to the close of this transaction.

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
First Quarter of Fiscal 2012 Compared to First Quarter of Fiscal 2011
     Revenues. Total revenues for the first quarter of fiscal 2012 were $4.68 billion, compared to $3.35 billion for the first quarter of fiscal 2011. Revenues from sales of equipment and services for the first quarter of fiscal 2012 were $3.17 billion, compared to $2.21 billion for the first quarter of fiscal 2011. The increase in revenues from sales of equipment and services was primarily due to a $962 million increase in QCT equipment and services revenues. Revenues from licensing and royalty fees for the first quarter of fiscal 2012 were $1.51 billion, compared to $1.14 billion for the first quarter of fiscal 2011. The increase in revenues from licensing and royalty fees was primarily due to a $383 million increase in QTL revenues.
     Cost of Equipment and Services Revenues. Cost of equipment and services revenues for the first quarter of fiscal 2012 was $1.75 billion, compared to $1.04 billion for the first quarter of fiscal 2011. Cost of equipment and services revenues as a percentage of equipment and services revenues was 55% for the first quarter of fiscal 2012, compared to 47% for the first quarter of fiscal 2011. The decrease in margin percentage in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 was primarily attributable to a decrease in QCT gross margin percentage. Cost of equipment and services revenues in the first quarter of fiscal 2012 included $20 million in share-based compensation, compared to $14 million in the first quarter of fiscal 2011. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future periods depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.
     Research and Development Expenses. Research and development expenses for the first quarter of fiscal 2012 were $873 million, compared to $649 million for the first quarter of fiscal 2011, or 19% of revenues in both quarters. The dollar increase was primarily attributable to a $178 million increase in costs related to the development of integrated circuit products (including connectivity products), next generation technologies and other initiatives to support the acceleration of advanced wireless products and services, including lower-cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third-party operating systems and services platforms. Research and development expenses for the first quarter of fiscal 2012 included share-based compensation of $126 million, compared to $85 million in the first quarter of fiscal 2011.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter of fiscal 2012 were $503 million or 11% of revenues, compared to $409 million or 12% of revenues for the first quarter of fiscal 2011. The dollar increase was primarily attributable to a $21 million increase in employee-related expenses, a $12 million increase in foreign exchange transaction losses, an $11 million increase in marketing expenses and an increase of $8 million in the amortization of intangible assets primarily related to the acquisition of Atheros in the third quarter of fiscal 2011. Selling, general and administrative expenses for the first quarter of fiscal 2012 included share-based compensation of $101 million, compared to $70 million in the first quarter of fiscal 2011.
       Net Investment Income. Net investment income was $170 million for the first quarter of fiscal 2012, compared to $223 million for the first quarter of fiscal 2011. The net decrease was comprised as follows (in millions):

	Three Months Ended
	December 25, 2011	December 26, 2010	Change
Interest and dividend income:
Corporate and other segments	$126	$130	$(4)
QSI	4	1	3
Interest expense	(27)	(24)	(3)
Net realized gains on investments:
Corporate and other segments	37	127	(90)
QSI	7	—	7
Net impairment losses on investments:
Corporate and other segments	(14)	(8)	(6)
QSI	(6)	(3)	(3)
Gains on derivative instruments	45	1	44
Equity in losses of investees	(2)	(1)	(1)
	$170	$223	$(53)
The net decrease in realized gains on investments in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 is primarily due to adjustments in the allocation of our marketable securities portfolios in fiscal 2011. The increase in gains on derivative instruments resulted from a decrease in the fair value of put options sold in connection with our stock repurchase program.
 Income Tax Expense. Income tax expense was $321 million for the first quarter of fiscal 2012, compared to $218 million for the first quarter of fiscal 2011. The effective tax rate for the first quarter of fiscal 2012 was 19%, compared to 15% for the first quarter of fiscal 2011. The effective tax rate for the first quarter of fiscal 2012 was higher than the effective tax rate for fiscal 2011 primarily because the effective tax rate for the first quarter of fiscal 2011 included a tax benefit of $32 million related to fiscal 2010 resulting from the retroactive extension of the federal research and development tax credit. The effective tax rate for fiscal 2012 only reflects the federal research and development credit generated through December 31, 2011, the date on which the credit expired.
The estimated annual effective tax rate for fiscal 2012 of 18% is less than the United States federal statutory rate primarily due to benefits of approximately 17% related to foreign earnings taxed at less than the United States federal rate.
In fiscal 2012, we plan to establish QCT’s non-United States headquarters in Singapore. We expect to obtain tax incentives in Singapore so that the location of the headquarters in Singapore will not result in an increase in foreign tax, as compared to tax that would be owed under the current structure of QCT’s non-United States operations, for the first five years as long as we meet specified employment and investment criteria in Singapore. Our Singapore tax rate is expected to increase in fiscal 2017 and again in fiscal 2027 as the result of expiration of these incentives.
Our Segment Results for the First Quarter of Fiscal 2012 Compared to the First Quarter of Fiscal 2011
The following should be read in conjunction with the first quarter financial results of fiscal 2012 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements, Note 7 - Segment Information.”
QCT Segment. QCT revenues for the first quarter of fiscal 2012 were $3.09 billion, compared to $2.12 billion for the first quarter of fiscal 2011. Equipment and services revenues, mostly related to sales of MSM and accompanying RF and PM integrated circuits, were $3.03 billion for the first quarter of fiscal 2012, compared to $2.07 billion for the first quarter of fiscal 2011. The increase in equipment and services revenues resulted primarily from a $783 million increase related to higher unit shipments and a $308 million increase related to sales of connectivity products, primarily resulting from the acquisition of Atheros, partially offset by a $154 million decrease related to the net effects of changes in product mix and lower average selling prices of such products. Approximately 156 million MSM integrated circuits for CDMA-

and OFDMA- based wireless devices were sold during the first quarter of fiscal 2012, compared to approximately 118 million during the first quarter of fiscal 2011.
 QCT earnings before taxes for the first quarter of fiscal 2012 were $739 million, compared to $640 million for the first quarter of fiscal 2011. The increase in QCT earnings before taxes was primarily attributable to the increase in QCT revenues, partially offset by the impact of a decrease in gross margin percentage, a $173 million increase in research and development expenses and a $42 million increase in selling, general and administrative expenses. QCT operating income as a percentage of revenues (operating margin percentage) was 24% in the first quarter of fiscal 2012, compared to 30% in the first quarter of fiscal 2011. The decrease in operating margin percentage was primarily due to a decrease in gross margin percentage, partially offset by a higher increase in QCT revenues relative to the increase in research and development expenses. QCT gross margin percentage decreased as a result of the net effects of lower average selling prices, unfavorable product mix and higher product support costs, partially offset by a decrease in average unit costs. Starting with acquisitions in the third quarter of fiscal 2011, expenses related to the step-up of acquired inventories to fair value and amortization of acquired intangible assets are not allocated to our operating segments. Expenses related to acquisitions that were not included in QCT’s earnings before taxes were $59 million in the first quarter of fiscal 2012.
QCT inventories decreased by 7% to $663 million in the first quarter of fiscal 2012 from $714 million at September 25, 2011 primarily due to an increase in product shipments and a decrease in work-in-process related to the timing of inventory receipts and builds.
QTL Segment. QTL revenues for the first quarter of fiscal 2012 were $1.44 billion, compared to $1.06 billion for the first quarter of fiscal 2011. The $383 million increase in revenues was primarily due to an increase in sales of CDMA-based devices by licensees and higher average royalties per unit of CDMA-based devices as well as increased current period revenues from two licensees following settlement of disputes in the second quarter of fiscal 2011. QTL earnings before taxes for the first quarter of fiscal 2012 were $1.27 billion, compared to $892 million for the first quarter of fiscal 2011. QTL operating margin percentage was 88% in the first quarter of fiscal 2012, compared to 84% in the first quarter of fiscal 2011. The increase in QTL operating margin percentage was attributable to the 36% increase in revenues relative to the 5% increase in QTL operating expenses.
QWI Segment. QWI revenues for the first quarter of fiscal 2012 were $152 million, compared to $172 million for the first quarter of fiscal 2011. The decrease in QWI revenues was primarily due to a $10 million decrease in QIS revenues and a $10 million decrease in QES revenues. The decrease in QIS revenues was primarily attributable to a decrease in Brew revenues resulting from lower customer demand. The decrease in QES revenues was primarily attributable to lower shipments of our mobile information units and lower messaging revenues. QWI earnings before taxes for the first quarter of fiscal 2012 were $1 million, compared to negligible earnings before taxes for the first quarter of fiscal 2011. QWI operating margin percentage remained consistent at less than 1% in the first quarter of both fiscal 2012 and 2011.
QSI Segment. QSI loss before taxes from continuing operations for the first quarter of fiscal 2012 was $34 million, compared to $21 million for the first quarter of fiscal 2011. The $13 million increase in QSI loss before taxes from continuing operations was primarily due to a $5 million increase in interest expense attributable to the loans related to the BWA spectrum won in the India auction in June 2010.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $22.0 billion at December 25, 2011, an increase of $1.1 billion from September 25, 2011. Our cash, cash equivalents and marketable securities at December 25, 2011 consisted of $6.1 billion held domestically and $15.9 billion held by foreign subsidiaries. Of the amount of cash, cash equivalents and marketable securities held by our foreign subsidiaries at December 25, 2011, $14.5 billion is indefinitely reinvested and would be subject to material tax effects if repatriated. Due to tax and accounting considerations, we derive liquidity for operations primarily from domestic cash flow and investments held domestically. Total cash provided by operating activities increased to $1.8 billion during the first quarter of fiscal 2012, compared to $48 million during the first quarter of fiscal 2011. The increase was primarily due to the payment of $1.5 billion to the United States tax authorities in the first quarter of fiscal 2011 and an increase in net income in the first quarter of fiscal 2012, compared to the first quarter of fiscal 2011.
During the first quarter of fiscal 2012, we repurchased 2,046,000 shares of our common stock for $99 million. In connection with the stock repurchase program, we sold three put options in fiscal 2011 with expiration dates during fiscal 2012, that may require us to repurchase an aggregate of 11,800,000 shares of our common stock upon exercise for $586 million, which would result in an average price per share of $49.64. Any shares repurchased are retired. At December 25,

2011, approximately $948 million remained authorized for repurchase under our stock repurchase program, net of put options outstanding. The stock repurchase program has no expiration date. We continue to evaluate repurchases under this program subject to capital availability and our view that such repurchases are in the best interest of our stockholders.
We paid cash dividends totaling $362 million, or $0.215 per share on December 21, 2011. On January 10, 2012, we announced a cash dividend per share of $0.215 per share on our common stock, payable on March 23, 2012 to stockholders of record as of March 2, 2012. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders.
Accounts receivable increased 4% during the first quarter of fiscal 2012. Days sales outstanding, on a consolidated basis, were 20 days at December 25, 2011 compared to 22 days at September 25, 2011. The increase in accounts receivable was primarily due to the effects of increased revenues and the timing of licensee payments for receivables related to the licensing business. The decrease in days sales outstanding was primarily due to the effects of increased revenues and the timing of customer payments for receivables related to integrated circuits.
We believe our current cash and cash equivalents, marketable securities and our expected cash flow generated from operations will provide us with flexibility and satisfy our working and other capital requirements over the next fiscal year and beyond based on our current business plans.

•	In the second quarter of fiscal 2012, we received $1.9 billion from the closing of the sale of substantially all of our 700 MHz spectrum.

•
Our research and development expenditures were $873 million in the first quarter of fiscal 2012 and $3.0 billion in fiscal 2011, and we expect to continue to invest heavily in research and development for new technologies, applications and services for voice and data communications, primarily in the wireless industry.

•
Capital expenditures were $359 million in the first quarter of fiscal 2012 and $593 million in fiscal 2011. We anticipate that capital expenditures will be higher in fiscal 2012 as compared to fiscal 2011, primarily due to estimated capital expenditures of more than $600 million in fiscal 2012 related to the continued construction of a new manufacturing facility in Taiwan for our QMT division. The initial phase of the facility is primarily being funded using cash held by foreign subsidiaries, and the facility is expected to be operational in fiscal 2012. Future capital expenditures may also be impacted by transactions that are currently not forecasted.

•	Our purchase obligations for the remainder of fiscal 2012, some of which relate to research and development activities and capital expenditures, totaled $2.1 billion at December 25, 2011.

•
The acquisition of Atheros in fiscal 2011 was more significant than others we have made in the past. We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly, to open new opportunities for our technologies, obtain development resources, grow our patent portfolio or pursue new business.

•
At December 25, 2011, loans related to the BWA spectrum won in India in the aggregate of $142 million and $786 million, which are denominated in Indian rupees, are due and payable in full in February 2012 and December 2012, respectively, and bear interest at an annual rate based on the highest base rate among the bank lenders, which is reset quarterly, plus 0.25% (10.25% at December 25, 2011) with interest payments due monthly. We intend to refinance the amount due in February 2012 with new loans. In September 2011, we received a letter from the Government of India’s Department of Telecommunications (DoT) notifying us that our applications to obtain licenses to utilize the spectrum had been rejected. In response, we filed a petition with the Telecom Disputes Settlement and Appellate Tribunal seeking to overturn this letter. If the DoT’s rejection of such applications were to be considered an event of default, the bank lenders could have declared the loans due and payable immediately. We have received waivers from each of the bank lenders related to this matter until at least April 1, 2012, conditioned upon our continuing to pursue our legal rights in this matter, and agreeing that any default will be deemed cured under certain circumstances.

Contractual Obligations/Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. Our consolidated balance sheet at December 25, 2011 includes an aggregate of $142 million and $786 million in loans that are payable in full in Indian rupees in February 2012 and December 2012, respectively. We have no material off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).

Additional information regarding our financial commitments at December 25, 2011 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 4 — Income Taxes,” “Note 6 — Commitments and Contingencies” and “Note 8 — Discontinued Operations.”
Risk Factors
You should consider each of the following factors as well as the other information in this Quarterly Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 25, 2011, including our financial statements and the related notes.
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
Although we own a very strong portfolio of issued and pending patents related to GSM, GPRS, EDGE, OFDM, OFDMA, WLAN and Multiple Input, Multiple Output (MIMO) technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing income as our CDMA licensing program. Many wireless operators are investigating or have selected LTE (or to a lesser extent WiMAX) as next-generation technologies for deployment in existing or future spectrum bands as complementary to their existing CDMA-based networks. Although we believe that our patented technology is essential and useful to implementation of the LTE and WiMAX industry standards and have granted royalty-bearing licenses to more than 15 companies (including LG, Nokia and Samsung) to make and sell products implementing those standards but not implementing 3G standards, the royalty rates for such products are generally lower than our royalty rates for 3G products (whether or not such 3G products also incorporate a LTE or WiMAX mode of operation), and therefore, we might not achieve the same licensing revenues on such LTE or WiMAX products as on CDMA-based or multimode CDMA/OFDMA-based products.
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
Companies that promote WWAN (Wireless Wide Area Network) technologies that are neither CDMA- nor OFDMA-based (e.g., GSM) and companies that design integrated circuits based on CDMA, OFDMA or their derivatives are generally competitors or potential competitors. Examples (some of which are strategic partners of ours in other areas) include Broadcom, CSR plc, Freescale, Fujitsu, Intel, Lantiq, Marvell Technology, Mediatek, nVidia, Renesas

Electronics, Spreadtrum Communications, ST-Ericsson (a joint venture between Ericsson Mobile Platforms and ST-NXP Wireless), Texas Instruments and VIA Telecom. Many of these current and potential competitors have advantages over us that include, among others: motivation by our customers in certain circumstances to find alternate suppliers; foreign government support of other technologies; and more extensive relationships with indigenous distribution and original equipment manufacturer companies in developing territories (e.g., China).
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
Although we have more than 205 licensees, our QTL segment derives a significant portion of licensing revenues from a limited number of licensees. Our future success depends upon the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain customer acceptance. We have little or no control over the sales efforts of our licensees, and our licensees might not be successful. Reductions in the average selling price of wireless devices sold by our major licensees, without a sufficient increase in the volumes of such devices sold, could have an adverse effect on our revenues.
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
Some companies or entities have proposed significant changes to existing intellectual property policies for implementation by SDOs and other industry organizations, some of which would require a maximum aggregate intellectual property royalty rate for the use of all essential patents owned by all of the member companies to be applied to the selling price of any product implementing the relevant standard. They have further proposed that such maximum aggregate royalty rate be apportioned to each member company with essential patents based upon the number of essential patents held by such company. A number of these strategies are purportedly based on interpretations of the policies of certain SDOs concerning the licensing of patents that are or may be essential to industry standards and our alleged failure to abide by these policies. Others have made proposals that could severely limit damage awards and other remedies by courts for patent infringement. There is a risk that relevant courts or governmental agencies will interpret some or all of those proposals in a manner adverse to our interests. If such proposals and strategies continue and are successful in the future, our business model would be harmed, either by artificially limiting our return on investment with respect to new technologies or forcing us to work outside of the SDOs or such other industry groups to promote our new technologies, and our results of operations could be negatively impacted. As well, the legal and other costs associated with defending our position have been and continue to be significant. We assume that such challenges, regardless of their merits, will continue into the foreseeable future and may require the investment of substantial management time and financial resources to explain and defend our position.
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
The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. Factors that may have a significant impact on the market price of our stock include, among others:

•	volatility of the stock market in general and technology-based companies in particular that is often unrelated to the operating performance of any specific public company;

•	announcements concerning us or our competitors, including the selection of wireless communications technology by wireless operators and the timing of the roll-out of those systems;

•	international developments, such as technology mandates, political developments or changes in economic policies;

•	changes in recommendations of securities analysts;

•	proprietary rights or product or patent litigation against us or against our customers or licensees;

•	strategic transactions, such as spin-offs, acquisitions and divestitures;

•	unexpected and/or significant changes in the average selling price of our licensees’ products and our products;

•	unresolved disputes with licensees that result in non-payment and/or non-recognition of royalty revenues that may be owed to us; or

•	inquiries, rumors or allegations regarding our financial disclosures or practices.
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
     QCT Segment. Although we have entered into long-term contracts with our suppliers, these contracts generally do not provide for long-term capacity commitments, except as may be provided in a particular purchase order that has been accepted by our supplier. To the extent that we do not have firm commitments from our suppliers over a specific time period, or for any specific quantity, our suppliers may allocate, and in the past have allocated, capacity to the production and testing of products for their other customers while reducing capacity to manufacture or test our products. Accordingly, capacity for our products may not be available when we need it or at reasonable prices. We have experienced capacity limitations from our suppliers, which resulted in supply constraints and our inability to meet certain customer demand. The readiness of our foundry suppliers to support transitions to smaller geometry process technologies could also impact our ability to meet customer demand and may subject us to the risk of excess inventories. If we experience these or other supply constraints in the future, we may not be able to meet customer demand, and our revenues and results of operations could suffer.
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
We may not evolve our QMT division into a successful display-based subsystem provider if we are unable to cost-effectively manufacture and commercialize our IMOD display product. We are constructing a new facility in Taiwan to manufacture our IMOD display product. We may experience unforeseen difficulties, delays or defects upon volume production and broad deployment of this product. Delays in volume production of our IMOD display product could result from delays in facility construction, delivery of specialized manufacturing equipment and numerous other factors. In addition, we have limited experience in the display business, and we may be unsuccessful in selling our IMOD display product. Our QMT division had $1.02 billion in assets (including $136 million in goodwill) at December 25, 2011. If we do not expect to achieve or do not achieve adequate market penetration with our IMOD display technology, our assets may become impaired, negatively impacting our operating results, and we may not meet future earnings projections related to this business.
Currency fluctuations could negatively affect future product sales or royalty revenues, harm our ability to collect receivables or increase the U.S. dollar cost of the activities of our foreign subsidiaries and international strategic investments.
Our international customers sell their products throughout the world in various currencies. Consolidated revenues from international customers as a percentage of total revenues were greater than 90% in the first three months of fiscal 2012 and in the last three fiscal years. We are exposed to risk from fluctuations in currencies that could negatively affect our operating results. Adverse movements in currency exchange rates may negatively affect our business due to a number of situations, including the following, among others:

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
The use of devices containing our products to access untrusted content creates a risk of exposing the system software in those devices to viral or malicious attacks. While we continue to expand our focus on this issue and are taking measures to safeguard our products from cybersecurity threats, device capabilities continue to evolve in a 3G/4G environment, enabling more data and processes, such as mobile computing, and increasing the risk that security failures will occur. Our products are inherently complex and may contain defects or errors that are detected only when the products are in use. For example, as our chipset product complexities increase, we are required to migrate to integrated circuit technologies with smaller geometric feature sizes. The design process interface issues are more complex as we enter into these new domains of technology, which adds risk to yields and reliability. Manufacturing, testing, marketing and use of our products and those of our customers and licensees entail the risk of product liability. Because our products and services are responsible for critical functions in our customers’ products and/or networks, security failures, defects or errors in our components, materials or software or those used by our customers could have an adverse impact on us, on our customers and on the end users of their products. Such adverse impact could include product liability claims or recalls, a decrease in demand for connected devices and wireless services, damage to our reputation and to our customer relationships, and other financial liability or harm to our business.
Our business and operations could suffer in the event of security breaches.
Attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated and are sometimes successful. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any security breach results in inappropriate disclosure of our customers’ or licensees’ confidential information, we may incur liability as a result. In addition, we expect to devote additional resources to the security of our information technology systems.
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
In fiscal 2012, we plan to establish QCT’s non-United States headquarters in Singapore. We expect to obtain tax incentives in Singapore so that the location of the headquarters in Singapore will not result in any increase in foreign tax, as compared to tax that would be owed under the current structure of QCT’s non-United States operations, for the first five years as long as we meet specified employment and investment criteria in Singapore. Our Singapore tax rate is expected to increase in fiscal 2017 and again in fiscal 2027 as the result of expiration of these incentives. If we fail to meet the criteria required to benefit from such incentives, our results of operations may be adversely affected.
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

In June 2010, we won a 20 MHz slot of Broadband Wireless Access (BWA) spectrum in four regions (known as telecom circles) in India as a result of the completion of the BWA spectrum auction for which we made a $1.1 billion payment ($928 million at December 25, 2011). We created four wholly-owned subsidiaries, and on August 9, 2010, each subsidiary filed an application to obtain a license to operate a wireless network on this spectrum for one of the respective regions. Thereafter, two Indian companies each acquired 13% of each subsidiary. On September 21, 2011, we received a letter dated September 7, 2011 from the Government of India’s Department of Telecommunications (DoT) (the DoT Letter) notifying us that our applications had been rejected based on its conclusion that the applications were filed after the deadline and that we were restricted to filing one application rather than four. On September 27, 2011, we filed a petition with the Telecom Disputes Settlement and Appellate Tribunal (TDSAT) seeking to overturn the DoT Letter. On September 28, 2011, the TDSAT issued an order granting us interim relief, pending a final determination of our case, directing the DoT to (i) not issue the spectrum that has been earmarked to us to anyone else and (ii) not forfeit or appropriate the payment that we made for the spectrum. On October 10, 2011, one of our subsidiaries received a letter from the DoT offering to issue it a license that would cover all of India, including the four regions for which we won spectrum at the June 2010 auction, assuming that the subsidiary met certain requirements by November 9, 2011. On October 18, 2011, the subsidiary submitted to the DoT a letter accepting the DoT’s offer, requesting issuance of a license as soon as possible after certain requirements are met, and stating that upon issuance of the license, our three other subsidiaries would merge into the subsidiary that had been granted a license. On October 19, 2011, the DoT filed a reply to our September 27, 2011 petition with the TDSAT. In its reply, the DoT stated that upon issuance of a license, our subsidiary could apply for assignment of the spectrum, and at that time, the DoT would decide whether to grant the requested assignment and whether our applications for licenses were timely filed in accordance with its rules. On October 20, 2011, the TDSAT conducted a second hearing on our case. At the conclusion of the hearing, the TDSAT ordered the DoT to clarify the aforementioned statements in its October 19, 2011 reply in light of its October 10, 2011 offer. On November 2, 2011, the subsidiary made a filing with the DoT to meet the four requirements of the DoT Letter, which included certification by the subsidiary that no dues were payable to the DoT by either the subsidiary or its shareholders. The TDSAT conducted a hearing on November 8, 2011 and ordered that the subsidiary and the DoT meet to expedite the licensing process. We met with the DoT on November 14, 2011 and thereafter provided additional documentation to the DoT. At a December 2, 2011 hearing before the TDSAT, the DoT stated that it had served a provisional assessment on one of the subsidiary's Indian partners in the amount of approximately $28 million (based on the applicable foreign currency exchange rate on December 25, 2011) in unpaid dues, including interest and penalties. The TDSAT conducted hearings on this matter on December 9, 2011, January 2, 2012 and January 31, 2012. The next hearing is scheduled for February 6, 2012. On January 22, 2012, we filed an application requesting that the TDSAT order the DoT to issue the license pursuant to the DoT's October 10, 2011 letter. In the application, we argued that the provisional assessment was not a legal basis for the DoT to delay issuing the license. We also offered to have the subsidiary execute an undertaking that would take effect upon issuance of the license. In the undertaking, the subsidiary would agree that if the Indian partner did not pay an amount ultimately found to be due (up to the amount of the assessment), the subsidiary would pay such amount. In addition, we offered to have the subsidiary provide a bank guarantee to cover the amount found to be payable if the DoT has any concern about the creditworthiness of the subsidiary. The DOT has been ordered to file a response to our application on February 3, 2012. If we do not ultimately prevail in this matter, our subsidiary may not receive a license or an assignment of the spectrum that we won in the auction; and in either of those events, our payment for the spectrum may not be returned.
Also in connection with the BWA spectrum acquisition, each of the subsidiaries entered into loan agreements with multiple lenders, of which $142 million and $786 million are due and payable in February 2012 and December 2012, respectively. The loan agreements define certain events as events of default, including, among other things, if certain government authorizations are revoked, terminated, withdrawn, suspended, modified or withheld. If the DoT’s rejection of our license applications were to be considered an event of default, the bank lenders could declare the loans due and payable immediately. We have received waivers from each of the bank lenders related to this matter until at least April 1, 2012, conditioned upon our continuing to pursue our legal rights in this matter, and agreeing that any default will be deemed cured under certain circumstances, including if one of the relevant subsidiaries is granted the license and the other three are pursuing a merger into the subsidiary that has been offered a license.
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
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2011 Annual Report on Form 10-K. At December 25, 2011, there have been no other material changes to the market risks described at September 25, 2011 except as described below. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
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

Interest Rate Sensitivity Principal Amount by Expected Maturity Average Interest Rates (Dollars in millions)

	2012	2013	2014	2015	2016	Thereafter	No Single Maturity	Total
Fixed interest-bearing securities:
Cash and cash equivalents	$1,835	$—	$—	$—	$—	$—	$—	$1,835
Interest rate	0.3%
Trading securities:
Investment grade	$302	$104	$416	$16	$11	$56	$26	$931
Interest rate	0.1%	2.8%	2.7%	3.1%	3.3%	3.8%	3.8%
Non-investment grade	$—	$2	$8	$11	$19	$5	$7	$52
Interest rate		7.9%	8.0%	7.9%	8.4%	7.8%	5.2%
Other marketable securities:
Investment grade	$995	$1,375	$792	$380	$414	$605	$2,019	$6,580
Interest rate	1.2%	1.5%	3.0%	2.5%	3.0%	5.5%	1.8%
Non-investment grade	$2	$12	$29	$103	$140	$933	$19	$1,238
Interest rate	7.2%	7.7%	9.2%	8.9%	8.0%	7.9%	2.2%
Floating interest-bearing securities:
Cash and cash equivalents	$2,214	$—	$—	$—	$—	$—	$—	$2,214
Interest rate	0.1%
Trading securities:
Investment grade	$—	$—	$13	$—	$—	$—	$8	$21
Interest rate			1.8%				2.7%
Non-investment grade	$—	$—	$—	$—	$1	$—	$1	$2
Interest rate					7.8%		2.7%
Other marketable securities:
Investment grade	$288	$613	$664	$10	$25	$405	$570	$2,575
Interest rate	0.9%	0.9%	1.2%	5.3%	2.8%	8.8%	2.2%
Non-investment grade	$8	$52	$195	$133	$190	$1,064	$1,145	$2,787
Interest rate	6.3%	5.1%	5.0%	5.0%	3.6%	4.5%	4.2%
Loans payable(1)	$142	$786	$—	$—	$—	$—	$—	$928
Floating interest rate	10.3%	10.3%
_______________________________
(1) Denominated in Indian rupees.
Cash and cash equivalents and marketable securities are recorded at fair value. The loans payable approximate fair value. We intend to refinance the amount due in February 2012 with new loans. If the DOT’s rejection of our license applications were to be considered an event of default, the bank lenders could declare the loans due and payable immediately. We have received conditional waivers from each of the bank lenders until at least April 1, 2012. As a result, the due date for all or a portion of the loans payable could be accelerated.

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
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
A review of our current litigation is disclosed in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 6 — Commitments and Contingencies,” in Part I, Item 1. We are also engaged in numerous other legal actions arising in the ordinary course of our business and, while there can be no assurance, believe that the ultimate outcome of these actions will not have a material adverse effect on our results of operations, liquidity or financial position.

ITEM 1A.	RISK FACTORS
We have provided updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. To reflect the completion of the sale of substantially all of our 700 MHz spectrum on December 27, 2011 (after the close of our first fiscal quarter), we revised the risk factor entitled:

•
“We are subject to government regulations. Our business may suffer as a result of changes in laws or regulations, our failure or inability to comply with laws or regulations or adverse rulings in enforcement or other proceedings.”

Other than with respect to that revision, we do not believe the updates to the Risk Factors have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the first quarter of fiscal 2012, we repurchased shares of our common stock as follows (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)(3)
September 26, 2011 to October 23, 2011	2,045	$48.30	2,045	$1,459,056
October 24, 2011 to November 20, 2011	1	49.91	1	1,458,996
November 21, 2011 to December 25, 2011	—	—	—	1,458,996
Total	2,046	$48.30	2,046	$1,458,996
(1) Average Price Paid Per Share excludes cash paid for commissions.
(2) On March 1, 2010, we announced that we had been authorized to repurchase up to $3.0 billion of our common stock, and $948 million of that amount remained available at December 25, 2011, net of shares that may be repurchased subject to put options outstanding. The stock repurchase program has no expiration date.
(3) The approximate dollar value of shares that may yet be purchased has not been reduced by the net cost of $511 million (net of the premiums received) of 11,800,000 shares that may be repurchased related to put options that we sold during fiscal 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation. (1)
3.2	Certificate of Amendment of Certificate of Designation of Series A Junior Participating Preferred Stock. (2)
3.4	Amended and Restated Bylaws. (3)
4.1	Amended and Restated Rights Agreement dated as of September 26, 2005 between the Company and Computershare Trust Company, N.A., as successor Rights Agent to Computershare Investor Services LLC. (4)
4.2
Amendment dated as of December 7, 2006 to the Amended and Restated Rights Agreement dated as of September 26, 2005 between the Company and Computershare Trust Company, N.A., as successor Rights Agent to Computershare Investor Services LLC. (5)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Paul E. Jacobs.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for William E. Keitel.
101.INS	XBRL Instance Document. (6)
101.SCH	XBRL Taxonomy Extension Schema. (6)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (6)
101.LAB	XBRL Taxonomy Extension Labels Linkbase. (6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (6)
101.DEF	XBRL Taxonomy Extension Definition Linkbase. (6)
_______________________________

(1)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2009.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 30, 2005.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 25, 2009.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 30, 2005.

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 12, 2006.

(6)	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
/s/ William E. Keitel
William E. Keitel
Executive Vice President and Chief Financial Officer

Dated: February 1, 2012