Form 10-Q
period 2012-03-25
QUALCOMM INC/DE
filed 2012-04-18
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2012
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 16, 2012, was as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,714,274,812

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 25, 2012	September 25, 2011
ASSETS
Current assets:
Cash and cash equivalents	$5,998	$5,462
Marketable securities	9,081	6,190
Accounts receivable, net	1,189	993
Inventories	781	765
Deferred tax assets	485	537
Other current assets	327	346
Total current assets	17,861	14,293
Marketable securities	11,489	9,261
Deferred tax assets	1,318	1,703
Assets held for sale	—	746
Property, plant and equipment, net	2,760	2,414
Goodwill	3,607	3,432
Other intangible assets, net	3,002	3,099
Other assets	1,494	1,474
Total assets	$41,531	$36,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,250	$969
Payroll and other benefits related liabilities	572	644
Unearned revenues	558	610
Loans payable	1,039	994
Income taxes payable	179	18
Other current liabilities	1,580	2,054
Total current liabilities	5,178	5,289
Unearned revenues	3,894	3,541
Other liabilities	589	620
Total liabilities	9,661	9,450

Commitments and contingencies (Note 6)

Stockholders’ equity:
Qualcomm stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,711 and 1,681 shares issued
and outstanding, respectively	—	—
Paid-in capital	11,983	10,394
Retained earnings	19,090	16,204
Accumulated other comprehensive income	809	353
Total Qualcomm stockholders’ equity	31,882	26,951
Noncontrolling interests	(12)	21
Total stockholders’ equity	31,870	26,972
Total liabilities and stockholders’ equity	$41,531	$36,422

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 25, 2012	March 27, 2011*	March 25, 2012	March 27, 2011*
Revenues:
Equipment and services	$3,137	$2,039	$6,305	$4,252
Licensing	1,806	1,831	3,320	2,965
Total revenues	4,943	3,870	9,625	7,217

Operating expenses:
Cost of equipment and services revenues	1,783	1,059	3,537	2,103
Research and development	954	738	1,827	1,386
Selling, general and administrative	595	529	1,098	938
Other	97	114	97	114
Total operating expenses	3,429	2,440	6,559	4,541

Operating income	1,514	1,430	3,066	2,676

Investment income, net (Note 3)	220	189	389	412
Income from continuing operations before income taxes	1,734	1,619	3,455	3,088
Income tax expense	(296)	(355)	(617)	(573)
Income from continuing operations	1,438	1,264	2,838	2,515
Discontinued operations, net of income taxes (Note 8)	761	(269)	756	(351)
Net income	2,199	995	3,594	2,164
Net loss attributable to noncontrolling interests	31	4	37	4
Net income attributable to Qualcomm	$2,230	$999	$3,631	$2,168

Basic earnings (loss) per share attributable to Qualcomm:
Continuing operations	$0.86	$0.76	$1.70	$1.53
Discontinued operations	0.45	(0.16)	0.45	(0.21)
Net income	$1.31	$0.60	$2.15	$1.32
Diluted earnings (loss) per share attributable to Qualcomm:
Continuing operations	$0.84	$0.75	$1.66	$1.51
Discontinued operations	0.44	(0.16)	0.44	(0.21)
Net income	$1.28	$0.59	$2.10	$1.30
Shares used in per share calculations:
Basic	1,698	1,654	1,691	1,639
Diluted	1,743	1,689	1,732	1,669

Dividends per share announced	$0.215	$0.190	$0.430	$0.380

*As adjusted for discontinued operations (Note 8)

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	March 25, 2012	March 27, 2011
Operating Activities:
Net income	$3,594	$2,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	419	635
Gain on sale of spectrum	(1,179)	—
Goodwill impairment	16	114
Revenues related to non-monetary exchanges	(61)	(62)
Income tax provision in excess of (less than) income tax payments	500	(1,334)
Non-cash portion of share-based compensation expense	488	375
Incremental tax benefit from stock options exercised	(98)	(132)
Net realized gains on marketable securities and other investments	(144)	(231)
Gains on derivative instruments	(74)	—
Other items, net	46	35
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(195)	23
Inventories	(21)	(81)
Other assets	(10)	(19)
Trade accounts payable	287	(145)
Payroll, benefits and other liabilities	(261)	269
Unearned revenues	360	205
Net cash provided by operating activities	3,667	1,816
Investing Activities:
Capital expenditures	(635)	(181)
Purchases of available-for-sale securities	(7,036)	(5,845)
Proceeds from sale of available-for-sale securities	3,543	5,467
Purchases of trading securities	(1,639)	—
Proceeds from sale of trading securities	651	—
Proceeds from sale of spectrum	1,925	—
Acquisitions and other investments, net of cash acquired	(329)	(89)
Other items, net	(53)	23
Net cash used by investing activities	(3,573)	(625)
Financing Activities:
Borrowing under loans payable	232	1,260
Repayment of loans payable	(151)	(1,260)
Proceeds from issuance of common stock	1,135	2,024
Incremental tax benefit from stock options exercised	98	132
Repurchase and retirement of common stock	(99)	—
Dividends paid	(729)	(625)
Other items, net	(39)	88
Net cash provided by financing activities	447	1,619
Effect of exchange rate changes on cash	(5)	10
Net increase in cash and cash equivalents	536	2,820
Cash and cash equivalents at beginning of period	5,462	3,547
Cash and cash equivalents at end of period	$5,998	$6,367
See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
Financial Statement Preparation. These condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (collectively with its subsidiaries, the Company or Qualcomm) in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim data includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2011. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The three-month and six-month periods ended both March 25, 2012 and March 27, 2011 included 13 weeks and 26 weeks, respectively.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. Certain prior period amounts have been adjusted to reflect the presentation of the FLO TV business as discontinued operations (Note 8).
Earnings Per Common Share. Basic earnings per common share is computed by dividing net income attributable to Qualcomm by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income attributable to Qualcomm by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when an award is settled are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and six months ended March 25, 2012 were 44,100,000 and 40,576,000, respectively. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and six months ended March 27, 2011 were 34,955,000 and 30,231,000, respectively.
Employee stock options to purchase approximately 504,000 and 2,488,000 shares of common stock during the three months and six months ended March 25, 2012, respectively, and employee stock options to purchase approximately 5,881,000 and 33,336,000 shares of common stock during the three months and six months ended March 27, 2011, respectively, were outstanding but not included in the calculation of diluted earnings per common share because the effect would be anti-dilutive. Put options outstanding during the three months and six months ended March 25, 2012 to purchase 11,800,000 shares of common stock, respectively, were not included in the earnings per common share computation because the put options’ exercise prices were less than the average market price of the common stock while they were outstanding, and therefore, the effect on diluted earnings per common share would be anti-dilutive (Note 5). In addition, 733,000 and 704,000 shares of other common stock equivalents outstanding during the three months and six months ended March 25, 2012, respectively, and 78,000 and 60,000 shares of other common stock equivalents outstanding during the three months and six months ended March 27, 2011, respectively, were not included in the computation of diluted earnings per common share because either the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period.
Comprehensive Income. Total comprehensive income attributable to Qualcomm consisted of the following (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Net income	$2,199	$995	$3,594	$2,164
Other comprehensive income:
Foreign currency translation	16	8	(12)	13
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain available-for-sale debt securities, net of income taxes	3	(6)	4	(10)
Net unrealized gains on other available-for-sale securities and derivative instruments, net of income taxes	320	90	495	221
Reclassification of net realized gains on available-for-sale securities and derivative instruments included in net income, net of income taxes	(40)	(49)	(57)	(125)
Reclassification of other-than-temporary losses on available-for-sale securities included in net income, net of income taxes	16	2	25	6
Total other comprehensive income	315	45	455	105
Total comprehensive income	2,514	1,040	4,049	2,269
Comprehensive loss attributable to noncontrolling interests	30	4	38	4
Comprehensive income attributable to Qualcomm	$2,544	$1,044	$4,087	$2,273
Components of accumulated other comprehensive income in Qualcomm stockholders’ equity consisted of the following (in millions):

	March 25, 2012	September 25, 2011
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain available-for-sale debt securities, net of income taxes	$29	$27
Net unrealized gains on other available-for-sale securities, net of income taxes	866	427
Net unrealized gains (losses) on derivative instruments, net of income taxes	11	(15)
Foreign currency translation	(97)	(86)
	$809	$353
At March 25, 2012 and September 25, 2011, accumulated other comprehensive income included $10 million and $13 million, respectively, of other-than-temporary losses on certain available-for-sale debt securities related to factors other than credit, net of income taxes.
Share-Based Compensation. Total estimated share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 25, 2012	March 27, 2011*	March 25, 2012	March 27, 2011*
Cost of equipment and services revenues	$17	$17	$36	$30
Research and development	126	97	253	182
Selling, general and administrative	97	85	198	155
Continuing operations	240	199	487	367
Related income tax benefit	(56)	(55)	(109)	(109)
Continuing operations, net of income taxes	184	144	378	258
Discontinued operations	—	3	—	6
Related income tax benefit	—	(1)	—	(2)
Discontinued operations, net of income taxes	—	2	—	4
	$184	$146	$378	$262
*As adjusted for discontinued operations (Note 8)
The Company recorded $82 million and $38 million in share-based compensation expense during the six months ended March 25, 2012 and March 27, 2011, respectively, related to share-based awards granted during those periods. In addition, for the six months ended March 25, 2012 and March 27, 2011, $98 million and $132 million, respectively, were reclassified to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities to reflect the incremental tax benefit from stock options exercised in those periods.
At March 25, 2012, total unrecognized compensation costs related to non-vested stock options and restricted stock units granted prior to that date were $441 million and $1.0 billion, respectively, which are expected to be recognized over weighted-average periods of 1.6 years and 2.1 years, respectively. Net share-based awards, after forfeitures and cancellations, granted during the six months ended March 25, 2012 and March 27, 2011 represented 0.5% and 0.3%, respectively, of outstanding shares as of the beginning of each fiscal period. Total share-based awards granted during the six months ended March 25, 2012 and March 27, 2011 represented 0.6% and 0.5%, respectively, of outstanding shares as of the end of each fiscal period.

Note 2 — Composition of Certain Financial Statement Items
Accounts Receivable, Net.

	March 25, 2012	September 25, 2011
	(In millions)
Trade, net of allowances for doubtful accounts of $2 and $2, respectively	$1,153	$951
Long-term contracts	30	32
Other	6	10
	$1,189	$993
Inventories.

	March 25, 2012	September 25, 2011
	(In millions)
Raw materials	$19	$15
Work-in-process	365	384
Finished goods	397	366
	$781	$765

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Current Liabilities.

	March 25, 2012	September 25, 2011
	(In millions)
Customer incentives and other customer-related liabilities	$1,111	$1,180
Current portion of payable to Broadcom (Note 6)	170	170
Payable for unsettled securities trades	39	298
Other	260	406
	$1,580	$2,054

Note 3 — Investment Income, Net

	Three Months Ended		Six Months Ended
	March 25, 2012	March 27, 2011*	March 25, 2012	March 27, 2011*
	(In millions)
Interest and dividend income	$146	$126	$275	$256
Interest expense	(29)	(30)	(57)	(54)
Net realized gains on marketable securities	90	102	127	230
Net realized gains on other investments	11	—	17	1
Impairment losses on marketable securities	(23)	(4)	(37)	(11)
Impairment losses on other investments	(1)	(1)	(6)	(5)
Gains on derivative instruments	28	—	74	—
Equity in losses of investees	(2)	(4)	(4)	(5)
	$220	$189	$389	$412
*As adjusted for discontinued operations (Note 8)

Note 4 — Income Taxes
The Company estimates its annual effective income tax rate for continuing operations to be approximately 18% for fiscal 2012, compared to the 20% effective income tax rate for fiscal 2011. The United States federal research and development tax credit expired on December 31, 2011. Therefore, the annual effective rate for fiscal 2012 only reflects the federal research and development credit generated through December 31, 2011. The annual effective rate for fiscal 2012 also reflects a lower state tax rate as a result of California tax legislation previously enacted.
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
During the third quarter of fiscal 2012, the Company established Qualcomm CDMA Technologies’ (QCT) non-United States headquarters in Singapore. The Company has obtained tax incentives in Singapore that result in a tax exemption for the first five years provided that the Company meets specified employment and investment criteria in Singapore. The location of QCT’s headquarters in Singapore will not result in any change in foreign tax during this period, as compared to the tax that would be owed under the previous structure of QCT’s non-United States operations. The Company’s Singapore tax rate will increase in fiscal 2017 and again in fiscal 2027 as a result of expiration of these incentives. Had the Company located QCT’s non-United States headquarters in Singapore without the tax incentive, the Company’s expected Singapore tax in fiscal 2012 would be higher by approximately $265 million.

Note 5 — Stockholders’ Equity
Changes in stockholders’ equity for the six months ended March 25, 2012 were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Qualcomm Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at September 25, 2011	$26,951	$21	$26,972
Net income (loss) (1)	3,631	(37)	3,594
Other comprehensive income (loss)	456	(1)	455
Common stock issued under employee benefit plans and the related tax benefits, net of shares withheld for tax	1,189	—	1,189
Share-based compensation	499	—	499
Dividends	(745)	—	(745)
Stock repurchases	(99)	—	(99)
Other	—	5	5
Balance at March 25, 2012	$31,882	$(12)	$31,870
(1) Discontinued operations, net of income taxes, (Note 8) was attributable to Qualcomm.
Stock Repurchase Program. During the six months ended March 25, 2012, the Company repurchased and retired 2,046,000 shares of the Company’s common stock for $99 million, before commissions. The Company did not repurchase any shares during the six months ended March 27, 2011. On March 6, 2012, the Company announced that it had been authorized to repurchase up to $4.0 billion of the Company’s common stock. The stock repurchase program has no expiration date. The $4.0 billion stock repurchase program replaced a $3.0 billion stock repurchase program, of which $948 million remained authorized for repurchase, net of put options outstanding. At March 25, 2012, approximately $3.5 billion remained available for repurchase under the Company’s stock repurchase program, net of put options outstanding.
In connection with the Company’s stock repurchase program, the Company had three outstanding put options at March 25, 2012, which gave holders the right to sell 11,800,000 shares of the Company’s common stock to the Company for approximately $511 million (net of the $75 million in put option premiums received). The fair values of the put options of $3 million at March 25, 2012 were recorded in other current liabilities. During the three months and six months ended March 25, 2012, the Company recognized gains of $32 million and $77 million, respectively, in net investment income due to a decrease in the fair value of the put options. No put options were outstanding during the three months and six months ended March 27, 2011.
Dividends. On March 6, 2012, the Company announced an increase in its quarterly cash dividend per share of common stock from $0.215 to $0.25, which is effective for dividends payable after March 23, 2012. On April 3, 2012, the Company announced a cash dividend of $0.25 per share on the Company’s common stock, payable on June 20, 2012 to stockholders of record as of June 1, 2012. During the six months ended March 25, 2012 and March 27, 2011, dividends charged to retained earnings were as follows (in millions, except per share data):

	2012		2011
	Per Share	Total	Per Share	Total
First Quarter	$0.215	$368	$0.190	$314
Second Quarter	0.215	377	0.190	319
	$0.430	$745	$0.380	$633

Note 6 — Commitments and Contingencies
Legal Proceedings. Tessera, Inc. v. QUALCOMM Incorporated: On April 17, 2007, Tessera filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas and a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against the Company and other companies, alleging infringement of two patents. The district court action was stayed pending resolution of the ITC proceeding, including all appeals. On May 20, 2009, the ITC issued a limited exclusion order and a cease and desist order, both of which were terminated when the patents expired on September 24, 2010. During the period of the exclusion order, the Company shifted supply of accused chips for customers who manufacture products that may be

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

imported to the United States to a licensed supplier of Tessera, and the Company continued to supply those customers without interruption. The appeals court affirmed the ITC’s orders, and on November 28, 2011, the U.S. Supreme Court denied the Company’s petition for review. On January 18, 2012, pursuant to the parties’ stipulation, the district court in the Eastern District of Texas lifted the stay and ordered that the case be moved to the United States District Court for the Northern District of California. On March 1, 2012, that court consolidated the case with an earlier-filed lawsuit filed by Tessera against multiple parties, including some of the Company’s semiconductor chip package suppliers. Trial is scheduled for April 7, 2014. Tessera may continue to seek alleged past damages in the district court, but it cannot obtain injunctive relief due to the expiration of the patents.
MicroUnity Systems Engineering, Inc. v. QUALCOMM Incorporated, et al.: MicroUnity filed a total of three patent infringement complaints, on March 16, 2010, June 3, 2010 and January 27, 2011, against the Company and a number of other technology companies, including Texas Instruments, Samsung, Apple, Nokia, Google and HTC, in the United States District Court for the Eastern District of Texas. MicroUnity currently asserts infringement of a total of 13 patents against the Company’s Snapdragon products, and it seeks unspecified damages and other relief. The court consolidated the actions in May 2011. Trial is scheduled for June 3, 2013.
Broadcom Corporation et al. v. Commonwealth Scientific and Industrial Research Organisation (CSIRO): On November 10, 2009, Broadcom and Atheros Communications, Inc. (Atheros), which was acquired by the Company in May 2011 and renamed Qualcomm Atheros, Inc. (Qualcomm Atheros), filed a complaint for declaratory judgment against CSIRO in the United States District Court for the Eastern District of Texas, requesting the court to declare, among other things, that United States patent number 5,487,069 (the ’069 Patent) assigned to CSIRO is invalid and unenforceable and that Atheros does not infringe any valid claims of the ’069 Patent. On October 14, 2010, CSIRO filed a complaint against Atheros and Broadcom (amended and consolidated with complaints against other third parties on April 6, 2011) alleging infringement of the ’069 Patent by Atheros’ 802.11/a/g/n products. A claim construction hearing was held on October 4, 2011, and trial was scheduled for April 2, 2012. On March 24, 2012, Qualcomm Atheros and CSIRO entered into a binding Memorandum of Understanding (MOU) pursuant to which Qualcomm Atheros and CSIRO will dismiss without prejudice all claims against each other, and Qualcomm Atheros and CSIRO will enter into a license agreement for the ’069 Patent and corresponding patents. The MOU also provides that Qualcomm Atheros pay an amount to CSIRO that was not material to the Company’s financial statements. Upon the execution of the license agreement, the parties will dismiss with prejudice all claims against each other.
MOSAID Technologies Incorporated v. Dell, Inc. et al.: On March 16, 2011, MOSAID filed a complaint against Atheros and 32 other entities in the United States District Court for the Eastern District of Texas alleging that certain of Atheros’ WiFi products infringe United States patent numbers 5,131,006, 5,151,920, 5,422,887, 5,706,428, 6,563,786 and 6,992,972. MOSAID seeks unspecified damages and other relief. The case is early in the discovery phase. Trial is scheduled for August 4, 2014.
India BWA Spectrum: In connection with the BWA spectrum won in India in June 2010, the Company recorded a payment in noncurrent other assets, which was $959 million and $994 million at March 25, 2012 and September 25, 2011, respectively. In addition, the Company created four wholly-owned subsidiaries in India. On August 9, 2010, each subsidiary filed an application to obtain a license to operate a wireless network on this spectrum in its respective region. Thereafter, two Indian companies each acquired 13% of each subsidiary. On September 21, 2011, the Company received a letter from the Government of India’s Department of Telecommunications (DoT) notifying the Company that its applications had been rejected based on the DoT’s conclusion that the applications were filed after the deadline and that the Company was restricted to filing one application rather than four. On September 27, 2011, the Company filed a petition with the Telecom Disputes Settlement and Appellate Tribunal (TDSAT) seeking to overturn the DoT’s rejection. Thereafter, various actions related to the petition ensued before the TDSAT. On October 10, 2011, the DoT offered to issue a license that includes the four regions for which the Company won spectrum to one of the Company’s subsidiaries. On October 18, 2011, the Company agreed to the DoT’s offer and stated that, upon issuance of the license, the Company’s three other subsidiaries would merge into the subsidiary that had been granted the license. However, at a December 2, 2011 hearing before the TDSAT, the DoT stated that it had served a provisional assessment on one of the subsidiaries’ Indian shareholders, Tulip Telecom Ltd. (Tulip), for unpaid dues, including interest and penalties, and that the DoT could not issue a license to the Company’s subsidiary until the claimed dues were paid. On January 22, 2012, the Company filed an application requesting that the TDSAT order the DoT to issue the license. In the application, the Company argued that the provisional assessment was not a legal basis for the DoT to delay issuing the license. On February 10, 2012, the DoT filed its reply to the Company’s application reiterating that the DoT could not issue a license to the Company’s subsidiary until all outstanding dues were paid, together with an additional provisional assessment for

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

prior years, increasing the DoT’s total claim for dues owed by Tulip to approximately $81 million. On February 22, 2012, the Company offered to have the Company’s subsidiary pay the dues allegedly owed by Tulip, without prejudice to the right of Tulip to contest the claim, and provided that any amount ultimately found not to be due would be refunded by the DoT. On February 24, 2012, the TDSAT ordered that (i) the Company’s subsidiary pay the dues allegedly owed by Tulip to the DoT without prejudice to the right of Tulip to contest the claim and provided that any sum ultimately found not to be due would be refunded by the DoT, without interest, within four weeks of the date of completion of the assessment; (ii) the DoT issue a license to the subsidiary within one week after payment was made; (iii) thereafter, the subsidiary file its application for assignment of the spectrum; and (iv) the DoT consider and dispose of the spectrum application as expeditiously as possible. Accordingly, on March 7, 2012, the Company’s subsidiary paid $81 million to the DoT, and on March 15, 2012, the DoT issued a license to the subsidiary. On March 21, 2012, the Company’s subsidiary filed an application for assignment of the spectrum, which application remains pending before the DoT. Tulip has agreed to repay the subsidiary for any amounts paid by the subsidiary that are ultimately found or agreed by Tulip to be due to the DoT. The $81 million payment was recorded as a charge to other operating expenses in the second quarter of fiscal 2012.
Icera Complaint to the European Commission: On June 7, 2010, the European Commission (the Commission) notified and provided the Company with a redacted copy of a complaint filed with the Commission by Icera, Inc. alleging that the Company has engaged in anticompetitive activity. The Company has been asked by the Commission to submit a preliminary response to the portions of the complaint disclosed to it, and the Company submitted its response in July 2010. On October 19, 2011, the Commission notified the Company that it should provide to the Commission additional documents and information. On January 16, 2012, the Company provided additional documents and information in response to that request. The Company continues to cooperate fully with the Commission’s preliminary investigation.
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
Japan Fair Trade Commission (JFTC) Complaint: The JFTC received unspecified complaints alleging that the Company’s business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order concluding that the Company’s Japanese licensees were forced to cross-license patents to the Company on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against the Company’s other licensees who made a similar commitment in their license agreements with the Company. The cease and desist order seeks to require the Company to modify its existing license agreements with Japanese companies to eliminate these provisions while preserving the license of the Company’s patents to those companies. The Company disagrees with the conclusions that it forced its Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate the Japanese Antimonopoly Act. The Company has invoked its right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted the Company’s motion and issued a stay of the cease and desist order pending the administrative hearing before the JFTC. The JFTC has held hearings on 12 different dates, with an additional hearing day scheduled on May 11, 2012 and additional hearing days yet to be scheduled.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and industry-related organizations, as a defendant in three lawsuits pending in Washington D.C. superior court, seeking monetary damages arising out of its sale of cellular phones.
While there can be no assurance of favorable outcomes, the Company believes the claims made by other parties in the foregoing matters are without merit and will vigorously defend the actions. Other than the amount payable to CSIRO, the Company has not recorded any accrual at March 25, 2012 for contingent liabilities or recognized any asset impairment charges associated with the legal proceedings described above based on the Company’s belief that liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The Company is engaged in numerous other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position.
Litigation Settlement, Patent License and Other Related Items. On April 26, 2009, the Company entered into a Settlement and Patent License and Non-Assert Agreement with Broadcom. The Company agreed to pay Broadcom $891 million, of which $675 million was paid through March 25, 2012, and the remainder will be paid ratably through April 2013. At March 25, 2012, the carrying value of the liability was $212 million, which also approximated the fair value of the contractual liability net of imputed interest.
Loans Payable Related to India BWA Spectrum. In connection with the India BWA spectrum won in India in June 2010, certain of the Company’s subsidiaries in India entered into loan agreements with multiple lenders that are denominated in Indian rupees. In connection with the payment of the additional $81 million to the DoT described above, the Company’s subsidiary entered into an additional loan agreement denominated in Indian rupees. The loans bear interest at an annual rate based on the highest rate among the bank lenders, which is reset quarterly, plus 0.25% (10.75% at March 25, 2012) with interest payments due monthly. The loans can be prepaid without penalty on certain dates and are guaranteed by QUALCOMM Incorporated and one of its subsidiaries. In December 2011, the lender that could demand prepayment of its portion of the loans exercised its right requiring the Company to prepay the amount outstanding on February 28, 2012, which was $151 million. The Company refinanced this amount with new loans. All of the loans are due and payable in full on December 18, 2012. The loan agreements contain standard covenants, which, among other things, limit actions by the subsidiaries that are party to the loan agreements, including the incurrence of loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. The loan agreements also define certain events of default, including, among other things, if certain government authorizations are revoked, terminated, withdrawn, suspended, modified or withheld. As a result of the DoT’s actions against the Company, the bank lenders agreed (by waivers effective until at least June 1, 2012) that any default would be deemed cured if, among other things, the relevant subsidiaries continue to pursue a merger into the subsidiary that was granted the license. At March 25, 2012, the aggregate carrying value of the loans was $1.0 billion, which approximated fair value.
Indemnifications. With the exception of the practices of its Qualcomm Atheros subsidiary, the Company generally does not indemnify its customers and licensees for losses sustained from infringement of third-party intellectual property rights. However, the Company is contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent infringement by products or services sold or provided by the Company. The Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company. Under Qualcomm Atheros’ indemnification agreements, software license agreements and product sale agreements, including its standard software license agreements and standard terms and conditions of semiconductor sales, Qualcomm Atheros agrees, subject to restrictions and after certain conditions are met, to indemnify and defend its licensees and customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the licensees or customers. Through March 25, 2012, Qualcomm Atheros has received a number of claims from its direct and indirect customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by its products.
These indemnification arrangements are not initially measured and recognized at fair value because they are deemed to be similar to product warranties in that they relate to claims and/or other actions that could impair the ability of the Company’s direct or indirect customers to use the Company’s products or services. Accordingly, the Company records liabilities resulting from the arrangements when they are probable and can be reasonably estimated. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company has not recorded any accrual for contingent liabilities at March 25, 2012 associated with these indemnification arrangements, other than negligible amounts for reimbursement of legal costs, based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be estimated at this time.
Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Noncancelable obligations under these agreements at March 25, 2012 for the remainder of fiscal 2012 and for each of the subsequent four years from fiscal 2013 through 2016 were approximately $2.0 billion, $77 million, $39 million, $36 million and $25 million, respectively, and $8 million thereafter. Of these amounts, for the remainder of fiscal 2012 and for fiscal 2013, commitments to purchase integrated circuit product inventories comprised $1.6 billion and $5 million, respectively.
Leases. The future minimum lease payments for all capital leases and operating leases at March 25, 2012 were as follows (in millions):

	Capital Leases	Operating Leases	Total
Remainder of fiscal 2012	$5	$81	$86
2013	10	105	115
2014	10	85	95
2015	11	35	46
2016	11	22	33
Thereafter	270	144	414
Total minimum lease payments	$317	$472	$789
Deduct: Amounts representing interest	179
Present value of minimum lease payments	138
Deduct: Current portion of capital lease obligations	1
Long-term portion of capital lease obligations	$137
The Company leases certain of its land, facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 35 years and with provisions in certain leases for cost-of-living increases. The Company leases certain property under capital lease agreements associated with its discontinued operations (Note 8), primarily related to site leases that have an initial term of five to seven years with renewal options of up to five additional renewal periods. In determining the capital lease classification for the site leases upon commencement of each lease, the Company included all renewal options. As a result of its restructuring plan (Note 8), the Company does not intend to renew its existing site capital leases. At March 25, 2012, the Company had $119 million of site capital lease assets (which are included in buildings and improvements in property, plant and equipment) and $137 million of capital lease obligations (which are included in other liabilities) that pertain to lease optional renewal periods. The Company expects to write off these amounts at the end of the current contractual lease terms. Any early terminations may impact the amounts that are written off.

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

•
Qualcomm Enterprise Services (QES) — provides fleet management, satellite- and terrestrial-based two-way wireless information and position reporting and other services, software and hardware to transportation and logistics companies and

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

	QCT	QTL	QWI	QSI*	Reconciling Items*	Total*
For the three months ended:
March 25, 2012
Revenues	$3,059	$1,723	$159	$—	$2	$4,943
EBT	599	1,540	(10)	(99)	(296)	1,734
March 27, 2011
Revenues	$1,962	$1,746	$157	$—	$5	$3,870
EBT	417	1,575	(135)	(45)	(193)	1,619

For the six months ended:
March 25, 2012
Revenues	$6,143	$3,162	$311	$—	$9	$9,625
EBT	1,338	2,808	(9)	(133)	(549)	3,455
March 27, 2011
Revenues	$4,078	$2,803	$329	$—	$7	$7,217
EBT	1,057	2,467	(135)	(67)	(234)	3,088
*As adjusted for discontinued operations (Note 8)

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reconciling items in the previous table were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 25, 2012	March 27, 2011*	March 25, 2012	March 27, 2011*
Revenues
Other nonreportable segments	$3	$5	$11	$9
Elimination of intersegment revenues	(1)	—	(2)	(2)
	$2	$5	$9	$7
EBT
Unallocated cost of equipment and services revenues	$(68)	$(17)	$(138)	$(30)
Unallocated research and development expenses	(176)	(155)	(339)	(272)
Unallocated selling, general and administrative expenses	(168)	(161)	(283)	(246)
Unallocated investment income, net	228	216	418	461
Other nonreportable segments	(112)	(78)	(207)	(147)
Intersegment eliminations	—	2	—	—
	$(296)	$(193)	$(549)	$(234)
*As adjusted for discontinued operations (Note 8)
QCT revenues for the three months and six months ended both March 25, 2012 and March 27, 2011 included $1 million and $2 million of intersegment revenues, respectively. All other revenues for all periods presented were from external customers.
Reconciling items for the three months and six months ended March 25, 2012 included $51 million and $102 million, respectively, of unallocated cost of equipment and services revenues and $6 million and $15 million of unallocated selling, general and administrative expenses, respectively, related to the amortization of intangible assets resulting from acquisitions. Other nonreportable segments’ losses before taxes during the three months and six months ended March 25, 2012 and March 27, 2011 were primarily attributable to the Company’s QMT division, a nonreportable segment developing display technology for mobile devices and other applications.
Segment assets are comprised of accounts receivable and inventories for all reportable segments other than QSI. QSI segment assets include certain marketable securities, notes receivable, spectrum licenses, other investments and all assets of QSI’s consolidated subsidiaries. QSI segment assets related to the discontinued FLO TV business totaled $135 million and $913 million at March 25, 2012 and September 25, 2011, respectively (Note 8). Reconciling items for total assets included $1.4 billion and $806 million at March 25, 2012 and September 25, 2011, respectively, of goodwill and other assets related to the Company’s QMT division. The increase in QMT’s assets primarily related to the continued construction of a new manufacturing facility in Taiwan. Total segment assets also differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, goodwill, other intangible assets and assets of nonreportable segments. Segment assets and reconciling items were as follows (in millions):

	March 25, 2012	September 25, 2011
QCT	$1,784	$1,569
QTL	40	36
QWI	131	136
QSI	1,619	2,386
Reconciling items	37,957	32,295
Total consolidated assets	$41,531	$36,422

Note 8 — Discontinued Operations

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On December 27, 2011, the Company completed the sale of substantially all of its 700 MHz spectrum for $1.9 billion, and as a result, the Company recognized a gain in discontinued operations of $1.2 billion during the three months ended March 25, 2012. Since the shut down of the FLO TV business and network on March 27, 2011, the Company has been working to sell the remaining assets and exit contracts. All remaining assets have been considered disposed of since March 27, 2011. Accordingly, the results of operations of the FLO TV business are presented as discontinued operations. Income (loss) from discontinued operations includes share-based payments and excludes certain general corporate expenses allocated to the FLO TV business during the periods presented.
Summarized results from discontinued operations were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Revenues	$—	$4	$—	$4
Income (loss) from discontinued operations	$1,175	$(361)	$1,167	$(502)
Income tax (expense) benefit	(414)	92	(411)	151
Discontinued operations, net of income taxes	$761	$(269)	$756	$(351)
At March 25, 2012, total assets and liabilities of the discontinued operations in the condensed consolidated balance sheet were $135 million and $209 million, respectively, consisting primarily of capital lease assets and liabilities of $119 million and $137 million, respectively. The Company has a significant number of site leases, and the Company has corresponding capital lease assets, capital lease liabilities and asset retirement obligations (Note 6).
Restructuring activities under the Company’s plan related to discontinued operations are expected to be substantially complete by the end of fiscal 2012 as the Company continues to negotiate the exit of certain contracts and removes certain of its equipment from the network sites. The restructuring liability, which is reported as a component of other liabilities, consisted of contract termination costs of $37 million and other costs of $2 million at March 25, 2012. During the six months ended March 25, 2012, the Company made payments on amounts previously accrued of $4 million.

Note 9 — Acquisitions
During the six months ended March 25, 2012, the Company acquired six businesses for total cash consideration of $302 million. Technology-based intangible assets recognized in the amount of $35 million are being amortized on a straight-line basis over a weighted-average useful life of six years. The Company recorded $46 million related to two in-process research and development (IPR&D) projects, which are expected to be completed within the next two years. The acquired IPR&D will not be amortized until completion, and upon completion, IPR&D projects will be amortized over their useful lives, which are expected to be nine years. Goodwill recognized in these transactions, of which $71 million is expected to be deductible for tax purposes, was assigned to the Company’s reportable segments as follows: $48 million to QCT, $22 million to QTL and $130 million to a non-reportable segment.

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
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 25, 2012 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,293	$3,531	$—	$4,824
Marketable securities
U.S. Treasury securities and government-related securities	660	859	—	1,519
Corporate bonds and notes	—	7,847	—	7,847
Mortgage- and asset-backed securities	—	1,301	55	1,356
Auction rate securities	—	—	120	120
Non-investment-grade debt securities	—	4,328	60	4,388
Common and preferred stock	1,471	743	—	2,214
Equity mutual and exchange-traded funds	1,296	—	—	1,296
Debt mutual funds	1,332	498	—	1,830
Total marketable securities	4,759	15,576	235	20,570
Derivative instruments	—	34	—	34
Other investments	189	—	—	189
Total assets measured at fair value	$6,241	$19,141	$235	$25,617
Liabilities
Derivative instruments	$3	$12	$—	$15
Other liabilities	189	—	5	194
Total liabilities measured at fair value	$192	$12	$5	$209

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
Derivative Instruments. Derivative instruments include foreign currency option and forward contracts to manage foreign exchange risk for certain foreign currency transactions and certain balances denominated in a foreign currency; option, forward and swap contracts to acquire or reduce foreign exchange risk and/or equity, prepayment and credit risks for portfolios of marketable securities classified as trading; warrants to purchase common stock of other companies at fixed prices; and written put options to repurchase shares of the Company’s common stock at fixed prices. Derivative instruments that are traded on an exchange are valued using quoted market prices and are included in Level 1. Derivative instruments that are not traded on an exchange are valued using conventional calculations/models that are primarily based on observable inputs, such as foreign currency exchange rates, the Company’s stock price, volatilities and interest rates, and therefore, such derivative instruments are included in Level 2.
Other Investments and Other Liabilities. Other investments and other liabilities included in Level 1 are comprised of the Company’s deferred compensation plan liability and related assets, which are invested in mutual funds. Other liabilities included in Level 3 are comprised of put rights held by third parties representing interests in certain of the Company’s subsidiaries. These put rights are valued with a conventional option pricing model using significant unobservable inputs.
Activity between Levels of the Fair Value Hierarchy. There were no significant transfers between Level 1 and Level 2 during the six months ended March 25, 2012 or March 27, 2011. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table includes the activity for marketable securities and other liabilities classified within Level 3 of the valuation hierarchy (in millions):

	Six Months Ended March 25, 2012			Six Months Ended March 27, 2011
	Auction Rate Securities	Other Marketable Securities	Other Liabilities	Auction Rate Securities	Other Marketable Securities	Other Liabilities
Beginning balance of Level 3	$124	$27	$7	$126	$18	$—
Total realized and unrealized gains or losses:
Included in investment income, net	—	1	(2)	—	1	—
Included in other comprehensive income	—	2	—	2	—	—
Issuances	—	—	—	—	—	8
Purchases	—	88	—	—	—	—
Settlements	(4)	(8)	—	(3)	(3)	—
Transfers into Level 3	—	5	—	—	1	—
Ending balance of Level 3	$120	$115	$5	$125	$17	$8
The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the fiscal month in which the actual event or change in circumstances that caused the transfer occurs. Transfers into Level 3 during the six months ended March 25, 2012 and March 27, 2011 primarily consisted of debt securities with significant inputs that became unobservable as a result of an increased likelihood of a shortfall in contractual cash flows or a significant downgrade in credit ratings.
Nonrecurring Fair Value Measurements. The Company measures certain assets at fair value on a nonrecurring

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the six months ended March 25, 2012 and March 27, 2011, goodwill related to the Company’s Firethorn division was written down to its implied fair values of $23 million and $40 million, respectively, resulting in impairment charges of $16 million and $114 million, respectively. The impairment charges were recorded in other operating expenses. The implied fair values were based on significant unobservable inputs, and as a result, the fair value measurements were classified as Level 3. During the six months ended March 25, 2012 and March 27, 2011, the Company did not have any other significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Note 11 — Marketable Securities
Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	March 25, 2012	September 25, 2011	March 25, 2012	September 25, 2011
Trading:
U.S. Treasury securities and government-related securities	$233	$—	$229	$—
Corporate bonds and notes	269	—	117	—
Mortgage- and asset-backed securities	—	—	65	—
Non-investment-grade debt securities	—	—	91	—
Total trading	502	—	502	—
Available-for-sale:
U.S. Treasury securities and government-related securities	1,045	516	12	6
Corporate bonds and notes	4,867	3,665	2,594	2,353
Mortgage- and asset-backed securities	1,117	587	174	91
Auction rate securities	—	—	120	124
Non-investment-grade debt securities	48	19	4,249	3,653
Common and preferred stock	170	76	2,044	1,713
Equity mutual and exchange-traded funds	—	—	1,296	845
Debt mutual funds	1,332	1,327	—	—
Total available-for-sale	8,579	6,190	10,489	8,785
Fair value option:
Debt mutual fund	—	—	498	476
Total marketable securities	$9,081	$6,190	$11,489	$9,261
The Company holds an investment in a debt mutual fund for which the Company elected the fair value option because the Company is able to redeem its shares at net asset value, which is determined daily. The investment would have otherwise been recorded using the equity method. The debt mutual fund has no single maturity date. At March 25, 2012, the Company had an effective ownership interest in the debt mutual fund of 21%. During the three months and six months ended March 25, 2012, increases in fair value associated with this investment of $17 million and $22 million, respectively, were recognized in net investment income. During the three months and six months ended March 27, 2011, increases in fair value associated with this investment of $13 million and $18 million, respectively, were recognized in net investment income.
The Company classifies portfolios of debt securities that involve the purchase or sale of derivative instruments to acquire or reduce foreign exchange and/or equity, prepayment and credit risk as trading. Net gains recognized on debt securities classified as trading still held at March 25, 2012 were $12 million and $10 million for the three months and six months ended March 25, 2012, respectively. The Company did not hold any securities classified as trading during the three months and six months ended March 27, 2011.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 25, 2012, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity
Less Than One Year	One to Five Years	Five to Ten Years	Greater Than Ten Years	No Single Maturity Date	Total
$1,397	$6,334	$2,735	$1,143	$3,949	$15,558
Securities with no single maturity date included debt mutual funds, non-investment-grade debt securities, mortgage- and asset-backed securities and auction rate securities.
The Company recorded realized gains and losses on sales of available-for-sale securities as follows (in millions):

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains
For the three months ended
March 25, 2012	$64	$(4)	$60
March 27, 2011	95	(6)	89

For the six months ended
March 25, 2012	$100	$(6)	$94
March 27, 2011	223	(11)	212
Available-for-sale securities were comprised as follows (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 25, 2012
Equity securities	$2,849	$673	$(12)	$3,510
Debt securities	15,170	432	(44)	15,558
	$18,019	$1,105	$(56)	$19,068
September 25, 2011
Equity securities	$2,426	$278	$(70)	$2,634
Debt securities	12,179	294	(132)	12,341
	$14,605	$572	$(202)	$14,975
The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that are classified as available-for-sale and have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 25, 2012
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and government-related securities	$523	$(1)	$4	$—
Corporate bonds and notes	1,770	(9)	21	(2)
Mortgage- and asset-backed securities	596	(2)	9	—
Auction rate securities	3	—	117	(2)
Non-investment-grade debt securities	761	(20)	92	(7)
Common and preferred stock	208	(7)	4	—
Equity mutual and exchange-traded funds	159	(5)	—	—
Debt mutual funds	318	(1)	1	—
	$4,338	$(45)	$248	$(11)

	September 25, 2011
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds and notes	$1,862	$(41)	$41	$—
Auction rate securities	3	—	121	(2)
Non-investment-grade debt securities	1,867	(86)	19	(3)
Common and preferred stock	750	(70)	4	—
	$4,482	$(197)	$185	$(5)
At March 25, 2012, the Company concluded that the unrealized losses on its available-for-sale securities were temporary. Further, for common and preferred stock with unrealized losses, the Company has the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable period of time. For debt securities with unrealized losses, the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, such securities before recovery or maturity.
The following table shows the activity for the credit loss portion of other-than-temporary impairments on debt securities held by the Company (in millions):

	Three Months Ended		Six Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Beginning balance of credit losses	$46	$89	$46	$109
Reductions in credit losses related to securities the Company intends to sell	—	(30)	(1)	(40)
Additional credit losses recognized on securities previously impaired	2	—	3	—
Credit losses recognized on securities previously not impaired	2	—	2	—
Reductions in credit losses related to securities sold	(4)	(5)	(4)	(12)
Accretion of credit losses due to an increase in cash flows expected to be collected	—	(2)	—	(5)
Ending balance of credit losses	$46	$52	$46	$52

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
This Quarterly Report (including, but not limited to, the following section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements, including, but not limited to, statements regarding our business, financial condition, results of operations and prospects. Additionally, statements concerning future matters, such as the development of new products, enhancements or technologies, industry or regional trends, consumer demand, sales or price levels, challenges to our business model and other statements regarding matters that are not historical, are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report.
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
Overview
Recent Developments
Revenues for the second quarter of fiscal 2012 were $4.9 billion, with net income of $2.2 billion, which were impacted by the following key items:

•	We shipped 152 million MSM integrated circuits for CDMA- and OFDMA-based wireless devices, an increase of 29% compared to 118 million MSM integrated circuits in the year ago quarter. (1)

•	Total reported device sales were approximately $51.7 billion, an increase of approximately 29% compared to approximately $40.0 billion in the year ago quarter. (2)

•
On December 27, 2011, we completed the sale of substantially all of our 700 MHz spectrum for $1.9 billion, and as a result, we recognized a gain in discontinued operations of $1.2 billion during the second quarter of fiscal 2012.

Against this backdrop, the following recent developments occurred during the second quarter of fiscal 2012 with respect to key elements of our business or our industry:

•	Worldwide wireless subscriptions grew by approximately 3% to reach approximately 6.2 billion. (3)

•
Worldwide 3G connections (all CDMA-based) grew to approximately 1.7 billion, approximately 27% of total wireless subscriptions, including approximately 555 million CDMA2000 1X/1xEV-DO subscriptions and approximately 1.1 billion WCDMA/HSPA/TD-SCDMA subscriptions. (3)

(1)
Some customers built devices that incorporated two MSM integrated circuits. In such cases, which represent approximately 1% of our gross volume, we count only one MSM integrated circuit in reporting the MSM integrated circuit shipments.

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

(3)
According to Wireless Intelligence estimates as of April 16, 2012, for the quarter ended March 31, 2012. Wireless Intelligence estimates for CDMA2000 1X/1xEV-DO subscribers do not include Wireless Local Loop.

Our Business and Operating Segments
We design, manufacture, have manufactured on our behalf and market digital communications products and services based on CDMA, OFDMA and other technologies. We derive revenues principally from sales of integrated circuit products, fixed license fees (payable in one or more installments) and ongoing royalties for use of our intellectual property, messaging and other services and related hardware sales, software development and licensing and related services and software hosting services. Operating expenses primarily consist of cost of equipment and services revenues and research and development and selling, general and administrative expenses.
We conduct business primarily through four reportable segments. These segments are: Qualcomm CDMA Technologies, or QCT; Qualcomm Technology Licensing, or QTL; Qualcomm Wireless & Internet, or QWI; and Qualcomm Strategic Initiatives, or QSI.
QCT is a leading developer and supplier of integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products. QCT’s integrated circuit products and system software are sold to or licensed to manufacturers that use our products in wireless devices, particularly mobile phones, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, data cards and infrastructure equipment, and in wired devices, particularly broadband gateway equipment, desktop computers, televisions and Blu-ray players. The MSM integrated circuits, which include the Mobile Data Modem, Qualcomm Single Chip and Qualcomm Snapdragon devices, perform the core baseband modem functionality in wireless devices providing voice and data communications, as well as multimedia applications and global positioning functions. In addition, our Snapdragon enabled integrated circuits provide advanced application and graphics processing capabilities. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. QCT revenues comprised 62% and 51% of total consolidated revenues in the second quarter of fiscal 2012 and 2011, respectively, and 64% and 56% of total consolidated revenues for the first six months of fiscal 2012 and 2011, respectively.
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
QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives. QTL licensing revenues are comprised of license fees as well as royalties based on sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of licensed products, net of certain permissible deductions (e.g., certain shipping costs, packing costs, VAT, etc.). QTL revenues comprised 35% and 45% of total consolidated revenues in the second quarter of fiscal 2012 and 2011, respectively, and 33% and 39% of total consolidated revenues for the first six months of fiscal 2012 and 2011, respectively. The vast majority of such revenues were generated through our licensees’ sales of cdmaOne, CDMA2000 and WCDMA subscriber equipment products.
QWI, which includes Qualcomm Enterprise Services (QES), Qualcomm Internet Services (QIS), Qualcomm Government Technologies (QGOV) and Firethorn, generates revenues primarily through mobile information products and services and software and software development aimed at support and delivery of wireless applications. QES sells integrated wireless systems and services to transportation and logistics companies to manage their assets and workforce. Through March 2012, QES has shipped approximately 1,554,000 terrestrial-based and satellite-based mobile information units. QIS provides content enablement services for the wireless industry, including Brew, the Plaza suite and other services. QIS also provides QChat push-to-talk and other products for wireless operators. QGOV provides development, hardware, analytical expertise and services involving wireless communications technologies to United States government agencies. Firethorn builds and manages software applications that enable mobile commerce services. QWI revenues comprised 3% and 4% of total consolidated revenues in the second quarter of fiscal 2012 and 2011, respectively, and 3% and 5% of total consolidated revenues for the first six months of fiscal 2012 and 2011, respectively.
QSI makes strategic investments that we believe will open new opportunities for our technologies, support the design and introduction of new products and services for voice and data communications or possess unique capabilities or technology. Many of these strategic investments are in early-stage companies. QSI also holds wireless spectrum. As part of our strategic investment activities, we intend to pursue various exit strategies at some point in the future. The results of QSI’s FLO TV business are presented as discontinued operations and are therefore not included in QSI’s revenues or loss before income taxes. Since the shut down of the FLO TV business and network on March 27, 2011, we have been working to sell FLO TV’s assets and exit contracts. During the three months ended March 25, 2012, we completed our sale of substantially all of our 700 MHz spectrum for $1.9 billion.
Nonreportable segments include the Qualcomm MEMS Technologies division, which continues to develop an IMOD display technology based on micro-electro-mechanical-system (MEMS) structure combined with thin film optics, and other product initiatives.
Discontinued Operations
On December 27, 2011, we completed the sale of substantially all of our 700 MHz spectrum for $1.9 billion, and as a result, we recognized a gain in discontinued operations of $1.2 billion during the second quarter of fiscal 2012. Since the shut down of the FLO TV business and network on March 27, 2011, we have been working to sell the remaining assets and exit contracts. All remaining assets have been considered disposed of since March 27, 2011. Accordingly, the results of operations of the FLO TV business are presented as discontinued operations. Income (loss) from discontinued operations includes share-based payments and excludes certain general corporate expenses allocated to the FLO TV business during the period presented.
Summarized results from discontinued operations were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Revenues	$—	$4	$—	$4
Income (loss) from discontinued operations	$1,175	$(361)	$1,167	$(502)
Income tax (expense) benefit	(414)	92	(411)	151
Discontinued operations, net of income taxes	$761	$(269)	$756	$(351)
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
As we look forward to the next several months, the following items are likely to have an impact on our business:

•
The worldwide transition from 2G to 3G networks is expected to continue, including the further expansion of 3G in China, India and other emerging regions. We expect that the emergence of lower-end smartphone products will contribute to such expansion.

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

•
We expect demand for 28 nanometer integrated circuits to continue to exceed available supply. Accordingly, we expect to continue to experience supply shortages, relative to demand, for our newly introduced 28 nanometer integrated circuits. We are working with our suppliers to address this issue as soon as reasonably possible.

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
Second Quarter of Fiscal 2012 Compared to Second Quarter of Fiscal 2011
Revenues. Total revenues for the second quarter of fiscal 2012 were $4.94 billion, compared to $3.87 billion for the second quarter of fiscal 2011. Revenues from sales of equipment and services for the second quarter of fiscal 2012 were $3.14 billion, compared to $2.04 billion for the second quarter of fiscal 2011. The increase in revenues from sales of equipment and services was primarily due to a $1.10 billion increase in QCT equipment and services revenues.
Cost of Equipment and Services Revenues. Cost of equipment and services revenues for the second quarter of fiscal 2012 was $1.78 billion, compared to $1.06 billion for the second quarter of fiscal 2011. Cost of equipment and services revenues as a percentage of equipment and services revenues was 57% for the second quarter of fiscal 2012, compared to 52% for the second quarter of fiscal 2011. The decrease in margin percentage in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 was primarily attributable to a decrease in QCT gross margin percentage. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future periods depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.
Research and Development Expenses. Research and development expenses for the second quarter of fiscal 2012 were $954 million or 19% of revenues, compared to $738 million or 19% of revenues for the second quarter of fiscal 2011. The dollar increase was primarily attributable to a $188 million increase in costs related to the development of integrated circuit products (including connectivity products), next generation technologies and other initiatives to support the acceleration of advanced wireless products and services, including lower-cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third-party operating systems and services platforms and a $29 million increase in share-based compensation.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the second quarter of fiscal 2012 were $595 million or 12% of revenues, compared to $529 million or 14% of revenues for the second quarter of fiscal 2011. The dollar increase was primarily attributable to a $42 million increase in costs related to litigation and other legal matters, a $16 million increase in employee-related expenses, a $12 million increase in share-based compensation, a $11 million increase in patent-related expenses and an $11 million increase in selling and marketing expenses, partially offset by a $53 million decrease in charitable donations primarily due to the establishment of the Qualcomm Charitable Foundation in the second quarter fiscal 2011.
Other. Other operating expenses for the second quarter of fiscal 2012 included an $81 million charge related to the payment made to the Indian government in connection with the issuance of the BWA spectrum license and a $16 million goodwill impairment charge related to our Firethorn division. Other operating expenses for the second quarter of fiscal 2011 included a $114 million goodwill impairment charge related to our Firethorn division.
Net Investment Income. Net investment income was $220 million for the second quarter of fiscal 2012, compared to

$189 million for the second quarter of fiscal 2011. The net increase was comprised as follows (in millions):

	Three Months Ended
	March 25, 2012	March 27, 2011	Change
Interest and dividend income:
Corporate and other segments	$138	122	$16
QSI	8	4	4
Interest expense	(29)	(30)	1
Net realized gains on investments:
Corporate and other segments	81	102	(21)
QSI	20	—	20
Net impairment losses on investments:
Corporate and other segments	(12)	(4)	(8)
QSI	(12)	(1)	(11)
Gains on derivative instruments	28	—	28
Equity in losses of investees	(2)	(4)	2
	$220	$189	$31
The increase in gains on derivative instruments primarily resulted from a decrease in the fair value of put options sold in connection with our stock repurchase program.
Income Tax Expense. Income tax expense was $296 million for the second quarter of fiscal 2012, compared to $355 million for the second quarter of fiscal 2011. The effective tax rate for the second quarter of fiscal 2012 was 17%, compared to 22% for the second quarter of fiscal 2011. The effective tax rate for the second quarter of fiscal 2012 was lower than the effective tax rate for fiscal 2011 primarily because of a reduction in the state tax rate as a result of California tax legislation previously enacted. The effective tax rate for fiscal 2012 only reflects the federal research and development credit generated through December 31, 2011, the date on which the credit expired. The effective tax rate for the second quarter of fiscal 2012 of 17% was lower than the expected annual effective tax rate of 18%, primarily due to changes in our estimates related to certain permanent differences and foreign earnings taxed at rates that are less than the Unites States federal tax rates.
The estimated annual effective tax rate for fiscal 2012 of 18% is less than the United States federal statutory rate primarily due to benefits of approximately 17% related to foreign earnings taxed at less than the United States federal rate.
First Six Months of Fiscal 2012 Compared to First Six Months of Fiscal 2011
Revenues. Total revenues for the first six months of fiscal 2012 were $9.63 billion, compared to $7.22 billion for the first six months of fiscal 2011. Revenues from sales of equipment and services for the first six months of fiscal 2012 were $6.31 billion, compared to $4.25 billion for the first six months of fiscal 2011. The increase in revenues from sales of equipment and services was primarily due to a $2.06 billion increase in QCT equipment and services revenues. Revenues from licensing for the first six months of fiscal 2012 were $3.32 billion, compared to $2.97 billion for the first six months of fiscal 2011. The increase in revenues from licensing was primarily due to a $359 million increase in QTL revenues.
Cost of Equipment and Services Revenues. Cost of equipment and services revenues for the first six months of fiscal 2012 was $3.54 billion, compared to $2.10 billion for the first six months of fiscal 2011. Cost of equipment and services revenues as a percentage of equipment and services revenues was 56% for the first six months of fiscal 2012, compared to 49% for the first six months of fiscal 2011. The decrease in margin percentage in the first six months of fiscal 2012 compared to the first six months of fiscal 2011 was primarily attributable to a decrease in QCT gross margin percentage.
Research and Development Expenses. Research and development expenses for the first six months of fiscal 2012 were $1.83 billion or 19% of revenues, compared to $1.39 billion or 19% of revenues for the first six months of fiscal 2011. The dollar increase was primarily attributable to a $365 million increase in costs related to the development of integrated circuit products (including connectivity products), next generation technologies and other initiatives to support the acceleration of advanced wireless products and services, including lower-cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third-party operating systems and services platforms, and a $71 million increase in share-based compensation.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first six months of fiscal 2012 were $1.10 billion or 11% of revenues, compared to $938 million or 13% of revenues for the first six months of fiscal 2011. The dollar increase was primarily attributable to a $43 million increase in share-based compensation, a $40 million increase in costs related to litigation and other legal matters, a $37 million increase in employee-related expenses, a $22 million increase in selling and marketing expenses, a $16 million increase in amortization of intangible assets, a $14 million increase in foreign exchange transaction losses and an $11 million increase in patent-related expenses, partially offset by a $55 million decrease in charitable donations primarily due to the establishment of the Qualcomm Charitable Foundation in the second quarter of fiscal 2011.
Other. Other operating expenses for the first six months of fiscal 2012 included an $81 million charge related to the payment made to the Indian government in connection with the issuance of the BWA spectrum license and a $16 million goodwill impairment charge related to our Firethorn division. Other operating expenses for the first six months of fiscal 2011 included a $114 million goodwill impairment charge related to our Firethorn division.
Net Investment Income. Net investment income was $389 million for the first six months of fiscal 2012, compared to $412 million for the first six months of fiscal 2011. The net decrease was comprised as follows (in millions):

	Six Months Ended
	March 25, 2012	March 27, 2011	Change
Interest and dividend income:
Corporate and other segments	$264	$251	$13
QSI	11	5	6
Interest expense	(57)	(54)	(3)
Net realized gains on investments:
Corporate and other segments	117	230	(113)
QSI	27	1	26
Net impairment losses on investments:
Corporate and other segments	(26)	(11)	(15)
QSI	(17)	(5)	(12)
Gains on derivative instruments	74	—	74
Equity in losses of investees	(4)	(5)	1
	$389	$412	$(23)
The decrease in net realized gains on investments in the first six months of fiscal 2012 as compared to the first six months of fiscal 2011 was primarily due to adjustments in the allocation of our marketable securities portfolios in fiscal 2011. The increase in gains on derivative instruments primarily resulted from a decrease in the fair value of put options sold in connection with our stock repurchase program.
Income Tax Expense. Income tax expense was $617 million for the first six months of fiscal 2012, compared to $573 million for the first six months of fiscal 2011. The effective tax rate for the first six months of fiscal 2012 was 18%, compared to 19% for the first six months of fiscal 2011. The effective tax rate for the first six months of fiscal 2012 was lower than the effective tax rate for fiscal 2011 primarily because of a reduction in the state tax rate as a result of California tax legislation previously enacted, partially offset by a tax benefit of $32 million recognized in the first six months of fiscal 2011 related to fiscal 2010 resulting from the retroactive extension of the federal research and development tax credit. The effective tax rate for fiscal 2012 only reflects the federal research and development credit generated through December 31, 2011, the date on which the credit expired.
Our Segment Results for the Second Quarter of Fiscal 2012 Compared to the Second Quarter of Fiscal 2011
The following should be read in conjunction with the second quarter financial results of fiscal 2012 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements, Note 7 - Segment Information.”

QCT Segment. QCT revenues for the second quarter of fiscal 2012 were $3.06 billion, compared to $1.96 billion for the second quarter of fiscal 2011. Equipment and services revenues, mostly related to sales of MSM and accompanying RF and PM integrated circuits, were $3.00 billion for the second quarter of fiscal 2012, compared to $1.91 billion for the second quarter of fiscal 2011. The increase in equipment and services revenues resulted primarily from a $550 million increase related to higher unit shipments, a $276 million increase related to sales of connectivity products, primarily resulting from the acquisition of Atheros, and a $260 million increase related to the net effects of changes in product mix and lower average selling prices of such products.(1) Approximately 152 million MSM integrated circuits for CDMA- and OFDMA- based wireless devices were sold during the second quarter of fiscal 2012, compared to approximately 118 million during the second quarter of fiscal 2011.
QCT earnings before taxes for the second quarter of fiscal 2012 were $599 million, compared to $417 million for the second quarter of fiscal 2011. The increase in QCT earnings before taxes was primarily attributable to the increase in QCT revenues, partially offset by the impact of a decrease in gross margin percentage, a $185 million increase in research and development expenses and a $56 million increase in selling, general and administrative expenses. QCT operating income as a percentage of revenues (operating margin percentage) was 20% in the second quarter of fiscal 2012, compared to 21% in the second quarter of fiscal 2011. The decrease in operating margin percentage was primarily due to a decrease in gross margin percentage, partially offset by a higher increase in QCT revenues relative to the increase in research and development expenses. QCT gross margin percentage decreased as a result of the net effects of lower average selling prices, unfavorable product mix and higher product support costs, partially offset by a decrease in average unit costs. Starting with acquisitions in the third quarter of fiscal 2011, expenses related to the step-up of acquired inventories to fair value and amortization of acquired intangible assets are not allocated to our operating segments. Expenses related to acquisitions assigned to QCT that were not included in QCT’s earnings before taxes were $56 million in the second quarter of fiscal 2012.
QTL Segment. QTL revenues for the second quarter of fiscal 2012 were $1.72 billion, compared to $1.75 billion for the second quarter of fiscal 2011. During the second quarter of fiscal 2011, we entered into agreements with two licensees to settle disputes, including an arbitration proceeding with Panasonic, and recorded $401 million in revenues related to prior quarters. The $378 million increase in revenues (before the $401 million offset) was primarily due to an increase in sales of CDMA-based devices by licensees and higher average royalties per unit of CDMA-based devices. QTL earnings before taxes for the second quarter of fiscal 2012 were $1.54 billion, compared to $1.57 billion for the second quarter of fiscal 2011. QTL operating margin percentage was 89% in the second quarter of fiscal 2012, compared to 90% in the second quarter of fiscal 2011.
QWI Segment. QWI revenues for the second quarter of fiscal 2012 were $159 million, compared to $157 million for the second quarter of fiscal 2011. QWI loss before taxes for the second quarter of fiscal 2012 was $10 million, compared to $135 million for the second quarter of fiscal 2011. QWI operating expenses for the second quarter of fiscal 2012 and 2011 included $16 million and $114 million, respectively, in goodwill impairment charges related to our Firethorn division. The increase in QWI earnings before tax, excluding these charges, was primarily attributable to a $15 million increase in QIS operating income.
QSI Segment. QSI loss before taxes from continuing operations for the second quarter of fiscal 2012 was $99 million, compared to $45 million for the second quarter of fiscal 2011. QSI operating expenses for the second quarter of fiscal 2012 included $81 million related to the payment made to the Indian government in connection with issuance of the BWA spectrum license. The $27 million decrease in QSI loss before taxes from continuing operations, excluding this charge, was primarily attributable to a $13 million increase in net investment gains.
Our Segment Results for the First Six Months of Fiscal 2012 Compared to the First Six Months of Fiscal 2011
The following should be read in conjunction with the first six months financial results of fiscal 2012 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements, Note 7 - Segment Information.”
QCT Segment. QCT revenues for the first six months of fiscal 2012 were $6.14 billion, compared to $4.08 billion for the first six months of fiscal 2011. Equipment and services revenues, mostly related to sales of MSM and accompanying RF and PM integrated circuits, were $6.03 billion for the first six months of fiscal 2012, compared to $3.97 billion for the first six months of fiscal 2011. The increase in equipment and services revenues primarily resulted from a $1.21 billion increase related to higher unit shipments, a $584 million increase related to sales of connectivity products, primarily resulting from the acquisition of Atheros, and a $231 million increase related to the net effects of changes in product mix and lower average selling prices of such products.(1) Approximately 308 million MSM integrated circuits for CDMA- and OFDMA- based wireless devices were sold during the first six months of fiscal 2012, compared to approximately 236 million during the first six months of fiscal 2011.

QCT earnings before taxes for the first six months of fiscal 2012 were $1.34 billion, compared to $1.06 billion for the first six months of fiscal 2011. The increase in QCT earnings before taxes was primarily attributable to the increase in QCT revenues, partially offset by the impact of a decrease in gross margin percentage, a $358 million increase in research and development expenses and a $98 million increase in selling, general and administrative expenses. QCT operating income as a percentage of revenues (operating margin percentage) was 22% in the first six months of fiscal 2012, compared to 26% in the first six months of fiscal 2011. The decrease in operating margin percentage was primarily due to a decrease in gross margin percentage, partially offset by a higher increase in QCT revenues relative to the increase in research and development expenses. QCT gross margin percentage decreased as a result of the net effects of lower average selling prices, unfavorable product mix and higher product support costs, partially offset by a decrease in average unit costs. Expenses related to acquisitions assigned to QCT that were not included in QCT’s earnings before taxes were $115 million in the first six months of fiscal 2012.
QTL Segment. QTL revenues for the first six months of fiscal 2012 were $3.16 billion, compared to $2.80 billion for the first six months of fiscal 2011. The $760 million increase in revenues (before the $401 million offset related to the settlement of licensee disputes in the second quarter of fiscal 2011) was primarily due to an increase in sales of CDMA-based devices by licensees and higher average royalties per unit of CDMA-based devices. QTL earnings before taxes for the first six months of fiscal 2012 were $2.81 billion, compared to $2.47 billion for the first six months of fiscal 2011. QTL operating margin percentage was 89% in the first six months of fiscal 2012, compared to 88% in the first six months of fiscal 2011.
QWI Segment. QWI revenues for the first six months of fiscal 2012 were $311 million, compared to $329 million for the first six months of fiscal 2011. The decrease in QWI revenues was primarily due to a $12 million decrease in QES revenues attributable to lower shipments of mobile information units and lower services revenues. QWI loss before taxes for the first six months of fiscal 2012 was $9 million, compared to a $135 million loss for the first six months of fiscal 2011. QWI operating expenses for the first six months of fiscal 2012 and 2011 included $16 million and $114 million, respectively, in goodwill impairment charges related to our Firethorn division. The increase in QWI earnings before tax, excluding these charges, was primarily attributable to an $11 million increase in QIS operating income.
QSI Segment. QSI loss before taxes from continuing operations for the first six months of fiscal 2012 was $133 million, compared to $67 million for the first six months of fiscal 2011. QSI operating expenses for the first six months of fiscal 2012 included $81 million related to the payment made to the Indian government in connection with issuance of the BWA spectrum license. The $15 million decrease in QSI loss before taxes from continuing operations, excluding this charge, was primarily attributable to a $16 million increase in net investment gains.

(1)
Starting in the second quarter of fiscal 2012, we updated the method we use to quantify the dollar impact of changes in QCT unit shipments as compared to the impact of changes in product mix and changes in product prices. The information presented for the first six months of fiscal 2012 was calculated using the updated method.

Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $26.6 billion at March 25, 2012, an increase of $5.7 billion from September 25, 2011. This increase included $1.9 billion in proceeds from the sale of substantially all of our 700 MHz spectrum and $1.1 billion in proceeds from the issuance of common stock under our equity compensation plans. Our cash, cash equivalents and marketable securities at March 25, 2012 consisted of $10.1 billion held domestically and $16.5 billion held by foreign subsidiaries. Of the amount of cash, cash equivalents and marketable securities held by our foreign subsidiaries at March 25, 2012, $15.2 billion is indefinitely reinvested and would be subject to material tax effects if repatriated. Due to tax and accounting considerations, we derive liquidity for operations primarily from domestic cash flow and investments held domestically. Total cash provided by operating activities increased to $3.7 billion during the first six months of fiscal 2012, compared to $1.8 billion during the first six months of fiscal 2011. The increase was primarily due to the payment of $1.5 billion to the United States tax authorities in the first six months of fiscal 2011.
During the first six months of fiscal 2012, we repurchased 2,046,000 shares of our common stock for $99 million. In connection with our stock repurchase program, we sold three put options in fiscal 2011 with expiration dates during fiscal 2012 that may require us to repurchase an aggregate of 11,800,000 shares of our common stock upon exercise for $586 million, which would result in an average price per share of $49.64. Any shares repurchased are retired. On March 6, 2012, we announced that we have been authorized to repurchase up to $4.0 billion of our common stock. The $4.0 billion stock repurchase program replaced a $3.0 billion stock repurchase program, of which $948 million remained authorized for repurchase, net of put options outstanding. At March 25, 2012, approximately $3.5 billion remained available for repurchase under our stock repurchase program, net of put options outstanding. The stock repurchase program has no expiration date. We continue to evaluate repurchases as a means of returning capital to stockholders, subject to our periodic determinations that repurchases are in the best interest of our stockholders.
We paid cash dividends totaling $366 million, or $0.215 per share on March 23, 2012. On March 6, 2012, we announced an increase in our quarterly cash dividend per share of common stock from $0.215 to $0.25, which is effective for quarterly dividends payable after March 23, 2012. On April 3, 2012, we announced a cash dividend per share of $0.25 per share on our common stock, payable on June 20, 2012 to stockholders of record as of June 1, 2012. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to our periodic determinations that cash dividends are in the best interests of our stockholders.
Accounts receivable increased 15% during the second quarter of fiscal 2012. Days sales outstanding, on a consolidated basis, were 22 days at March 25, 2012 compared to 20 days at December 25, 2011. The increase in accounts receivable and the related days sales outstanding were primarily due to the effects of timing of shipments and customer payments for receivables related to integrated circuits.
We believe our current cash and cash equivalents, marketable securities and our expected cash flow generated from operations will provide us with flexibility and satisfy our working and other capital requirements over the next fiscal year and beyond based on our current business plans.

•
Our research and development expenditures were $1.8 billion in the first six months of fiscal 2012 and $3.0 billion in fiscal 2011, and we expect to continue to invest heavily in research and development for new technologies, applications and services for voice and data communications, primarily in the wireless industry.

•
Capital expenditures were $635 million in the first six months of fiscal 2012 and $593 million in fiscal 2011. We anticipate that capital expenditures will be higher in fiscal 2012 as compared to fiscal 2011, primarily due to estimated capital expenditures of more than $600 million in fiscal 2012 related to the continued construction of a new manufacturing facility in Taiwan for our QMT division. The initial phase of the facility is primarily being funded using cash held by foreign subsidiaries, and the facility is expected to be operational in fiscal 2013. Future capital expenditures may also be impacted by transactions that are currently not forecasted.

•	Our purchase obligations for the remainder of fiscal 2012, some of which relate to research and development activities and capital expenditures, totaled $2.0 billion at March 25, 2012.

•
The acquisition of Atheros in fiscal 2011 was more significant than others we have made in the past. We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly, to open new opportunities for our technologies, obtain development resources, grow our patent portfolio or pursue new business.

•
At March 25, 2012, loans related to the BWA spectrum won in India in the aggregate of $1.0 billion, which are denominated in Indian rupees, are due and payable in full on December 18, 2012 and bear interest at an annual rate based on the highest base rate among the bank lenders, which is reset quarterly, plus 0.25% (10.75% at March 25, 2012) with interest payments due monthly.

Contractual Obligations/Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. Our consolidated balance sheet at March 25, 2012 included an aggregate of $1.0 billion in loans that are payable in full in Indian rupees on December 18, 2012. We have no material off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).
Additional information regarding our financial commitments at March 25, 2012 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 4 — Income Taxes,” “Note 6 — Commitments and Contingencies” and “Note 8 — Discontinued Operations.”
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
Although we own a very strong portfolio of issued and pending patents related to GSM, GPRS, EDGE, OFDM, OFDMA, WLAN and Multiple Input, Multiple Output (MIMO) technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing income as our CDMA licensing program. Many wireless operators are investigating or have selected LTE (or to a lesser extent WiMAX) as next-generation technologies for deployment in existing or future spectrum bands as complementary to their existing CDMA-based networks. Although we believe that our patented technology is essential and useful to implementation of the LTE and WiMAX industry standards and have granted royalty-bearing licenses to more than 20 companies (including LG, Nokia and Samsung) to make and sell products implementing those standards but not implementing 3G standards, the royalty rates for such products are generally lower than our royalty rates for 3G products (whether or not such 3G products also incorporate a LTE or WiMAX mode of operation), and therefore, we might not achieve the same licensing revenues on such LTE or WiMAX products as on CDMA-based or multimode CDMA/OFDMA-based products.
The licenses granted to and from us under a number of our license agreements include only patents that are either filed or issued prior to a certain date and, in a small number of agreements, royalties are payable on those patents for a specified time period. As a result, there are agreements with some licensees where later patents are not licensed by or to us or royalties are not owed to us under such license agreements after the specified time period. In order to license or to obtain a license to such later patents, or to receive royalties after the specified time period, we will need to extend or modify our license agreements or enter into new license agreements with such licensees. We might not be able to modify those license agreements, or enter into new license agreements, in the future without affecting the material terms and conditions of our license agreements with such licensees, and such modifications may impact our revenues.
Global economic conditions that impact the communications industry could negatively affect the demand for our products and our customers’ products, which may negatively affect our revenues.

Volatility in capital markets or a decline in global economic conditions, particularly in geographic regions with high customer concentrations, could have adverse, wide-ranging effects on demand for our products and for the products of our customers, particularly wireless communications equipment manufacturers or others in the wireless industry who buy their products, such as wireless operators. Any prolonged financial or economic crisis may result in a downturn in demand for our products or technology; the insolvency of key suppliers resulting in product delays; delays in reporting and/or payments from our licensees and/or customers; failures by counterparties; and negative effects on wireless device inventories. In addition, our direct and indirect customers’ ability to purchase or pay for our products and services, obtain financing and upgrade wireless networks could be adversely affected by economic conditions, leading to cancellation or delay of orders for our products.
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
Companies that promote WWAN (Wireless Wide Area Network) technologies that are neither CDMA- nor OFDMA-based (e.g., GSM) and companies that design integrated circuits based on CDMA, OFDMA or their derivatives are generally competitors or potential competitors. Examples (some of which are strategic partners of ours in other areas) include Broadcom, CSR plc, Freescale, Intel, Lantiq, Marvell Technology, Mediatek, nVidia, Renesas Electronics, Samsung, Spreadtrum Communications, ST-Ericsson (a joint venture between Ericsson Mobile Platforms and ST-NXP Wireless), Texas Instruments and VIA Telecom. Many of these current and potential competitors have advantages over us that include, among others: motivation by our customers in certain circumstances to find alternate suppliers; foreign government support of other technologies; and more extensive relationships with indigenous distribution and original equipment manufacturer companies in developing territories (e.g., China).
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
Although we have more than 210 licensees, our QTL segment derives a significant portion of licensing revenues from a limited number of licensees. Our future success depends upon the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain customer acceptance. We have little or no control over the sales efforts of our licensees, and our licensees might not be successful. Reductions in the average selling price of wireless devices sold by our major licensees, without a sufficient increase in the volumes of such devices sold, could have an adverse effect on our revenues.
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
A small number of companies, in the past, have initiated various strategies in an attempt to renegotiate, mitigate and/or eliminate their need to pay royalties to us for the use of our intellectual property in order to negatively affect our business model and that of our other licensees. These strategies have included (i) litigation, often alleging infringement of patents held by such companies, patent misuse, patent exhaustion, and/or patent and/or license unenforceability, or some form of unfair competition, (ii) taking positions contrary to our understanding of their contracts with us, (iii) appeals to governmental authorities, (iv) collective action, including working with wireless operators, standards bodies, other like-minded companies and other organizations, on both formal and informal bases, to adopt intellectual property policies and practices that could have the effect of limiting returns on intellectual property innovations, and (v) lobbying with governmental regulators and elected officials for the purpose of seeking the imposition of some form of compulsory licensing and/or to weaken a patent holder’s ability to enforce its rights or obtain a fair return for such rights.
Some companies or entities have proposed significant changes to existing intellectual property policies for implementation by SDOs and other industry organizations, some of which would require a maximum aggregate intellectual property royalty rate for the use of all essential patents owned by all of the member companies to be applied to the selling price of any product implementing the relevant standard. They have further proposed that such maximum aggregate royalty rate be apportioned to each member company with essential patents based upon the number of essential patents held by such company. A number of these strategies are purportedly based on interpretations of the policies of certain SDOs concerning the licensing of patents that are or may be essential to industry standards and our and/or other companies’ alleged failure to abide by these policies. Others have made proposals that could severely limit damage awards and other remedies by courts for patent infringement. There is a risk that relevant courts or governmental agencies will interpret some or all of those proposals in a manner adverse to our interests. If such proposals and strategies continue and are successful in the future, our business model would be harmed, either by artificially limiting our return on investment with respect to new technologies or forcing us to work outside of the SDOs or such other industry groups to promote our new technologies, and our results of operations could be negatively impacted. As well, the legal and other costs associated with defending our position have been and continue to be significant. We assume that such challenges, regardless of their merits, will continue into the foreseeable future and may require the investment of substantial management time and financial resources to explain and defend our position.
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
We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes, including our patent portfolio. Policing unauthorized use of our products, technologies and proprietary information is difficult and time consuming. We cannot be certain that the steps we have taken, or may take in the future, will prevent the misappropriation or unauthorized use of our proprietary information and technologies, particularly in foreign countries where the laws may not protect our proprietary intellectual property rights as fully or as readily as United States laws. We cannot be certain that the laws and policies of any country, including the United States, or the practices of any of the standards bodies, foreign or domestic, with respect to intellectual property enforcement or licensing or the adoption of standards, will not be changed in a way detrimental to our licensing program or to the sale or use of our products or technology. We may have difficulty in protecting or enforcing our intellectual property rights and/or contracts in a particular foreign jurisdiction, including: challenges to our licensing practices under such jurisdictions’ competition laws; adoption of mandatory licensing provisions by foreign jurisdictions (either with controlled/regulated royalties or royalty free); failure of foreign courts to recognize and enforce judgments of contract breach and damages issued by courts in the United States; and challenges pending before foreign competition agencies to the pricing and integration of additional features and functionality into our wireless chipset products.
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
In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Due to changes in our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial uninsured costs and divert management’s attention and resources.
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
We depend on a limited number of third-party suppliers for our procurement, manufacture and testing of product inventories. If these third-party suppliers fail to meet our needs, or if there are any disruptions in the operations of, or a loss of, any of these third-party suppliers, it could harm our ability to meet our delivery obligations to our customers, reduce our revenues, increase our operating expenses and harm our business.
We purchase raw materials, component parts, subassemblies and specialized manufacturing equipment from our suppliers and contract with separate suppliers for probe, assembly, test and other services in the manufacture of our product inventories. A reduction, interruption, delay or limitation in our product supply source, a failure by our suppliers to provide or allocate adequate manufacturing or test capacity for our products or their inability to react to shifts in product demand or an increase in raw material or component prices could have an adverse effect on our ability to meet customer demands, our business and/or our profitability. The loss of a significant supplier or the inability of a supplier to meet performance and quality specifications or delivery schedules could harm our ability to meet our delivery obligations to our customers and negatively impact our revenues and business operations. In the event of a loss of, or a decision to change, a supplier, qualifying a new foundry supplier and commencing volume production or testing could cause us to incur additional expense and production delays, resulting in possible loss of customers.
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
QCT Segment. Although we have entered into long-term contracts with our suppliers, these contracts generally do not provide for long-term capacity commitments, except as may be provided in a particular purchase order that has been accepted by our supplier. To the extent that we do not have firm commitments from our suppliers over a specific time period, or for any specific quantity, our suppliers may allocate, and in the past have allocated, capacity to the production and testing of products for their other customers while reducing or limiting capacity to manufacture or test our products. Accordingly, capacity for our products may not be available when we need it or at reasonable prices. We have experienced and are currently experiencing capacity limitations from our suppliers, resulting in supply constraints and our inability to meet certain customer demand. The readiness of our foundry suppliers to support transitions to smaller geometry process technologies could also impact our ability to meet customer demand, increase our operating expenses and subject us to the risk of excess inventories. Our inability to meet customer demand and/or the additional operating expenses that we incur because of these or other supply constraints could negatively impact our business, our revenues and our results of operations.
QMT Division. Our QMT division needs to further develop its business relationships with raw materials and component supply partners to support the manufacture of IMOD displays and/or modules in commercial volumes. We depend on certain raw materials, components and specialized manufacturing equipment, primarily from suppliers in Taiwan, Japan and South Korea, to produce our IMOD display panels, and we may not be able to obtain sufficient quantities and acceptable quality of raw materials, components and equipment in the future to support commercial production. The effect of these supplier-related risks could negatively impact the adoption of the IMOD technology.
Our suppliers may also be our competitors, putting us at a disadvantage for pricing and capacity allocation.
One or more of our suppliers may obtain rights from us to manufacture CDMA- or OFDMA-based integrated circuits that compete with our products. In this event, the supplier could elect to allocate raw materials and manufacturing capacity to their own products and reduce or limit deliveries to us to our detriment. In addition, we may not receive reasonable pricing, manufacturing or delivery terms. We cannot guarantee that the actions of our suppliers will not cause disruptions in our operations that could harm our ability to meet our delivery obligations to our customers or increase our cost of sales.
We may engage in acquisitions or strategic transactions or make investments that could result in significant changes or management disruption and fail to enhance stockholder value.
From time to time, we engage in acquisitions or strategic transactions or make investments with the goal of maximizing stockholder value. We acquire businesses and other assets, including spectrum licenses, patents and other intangible assets, enter into joint ventures or other strategic transactions and purchase equity and debt securities, including minority interests in publicly-traded and private companies. Many of our strategic investments are in early-stage companies to expand the wireless industry and promote the global adoption of CDMA- or OFDMA-based technologies and related services. Most of our acquisitions or strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. Our acquisitions or strategic investments (either those we have completed or may undertake in the future) may not generate financial returns or result in increased adoption or continued use of our technologies. In some cases, we may be required to consolidate or record our share of the earnings or losses of companies in which we have acquired ownership interests. Our share of any losses will adversely affect our financial results until we exit from or reduce our exposure to these investments.
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
We may not evolve our QMT division into a successful display-based subsystem provider if we are unable to cost-effectively manufacture and commercialize our IMOD display product. We are constructing a new facility in Taiwan to manufacture our IMOD display product. We may experience unforeseen difficulties, delays or defects upon volume production and broad deployment of this product. Delays in volume production of our IMOD display product could result from delays in delivery, installation and qualification of specialized manufacturing equipment and numerous other factors. In addition, we have limited experience in the display business, and we may be unsuccessful in selling our IMOD display product. Our QMT division had $1.4 billion in assets (including $136 million in goodwill) at March 25, 2012. If we do not expect to achieve or do not achieve adequate market penetration with our IMOD display technology, our assets may become impaired, negatively impacting our operating results, and we may not meet future earnings projections related to this business.
Currency fluctuations could negatively affect future product sales or royalty revenues, harm our ability to collect receivables or increase the U.S. dollar cost of the activities of our foreign subsidiaries and international strategic investments.
Our international customers sell their products throughout the world in various currencies. Consolidated revenues from international customers as a percentage of total revenues were greater than 90% in the first six months of fiscal 2012 and in the last three fiscal years. We are exposed to risk from fluctuations in currencies that could negatively affect our operating results. Adverse movements in currency exchange rates may negatively affect our business due to a number of situations, including the following, among others:

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
The use of devices containing our products to access untrusted content creates a risk of exposing the system software in those devices to viral or malicious attacks. While we continue to expand our focus on this issue and are taking measures to safeguard our products from cybersecurity threats, device capabilities continue to evolve in a 3G/4G environment, enabling more data and processes, such as mobile computing, and increasing the risk that security failures will occur. Our products are inherently complex and may contain defects or errors that are detected only when the products are in use. For example, as our chipset product complexities increase, we are required to migrate to integrated circuit technologies with smaller geometric feature sizes. The design process interface issues are more complex as we enter into these new domains of technology, which adds risk to manufacturing yields and reliability. Manufacturing, testing, marketing and use of our products and those of our customers and licensees entail the risk of product liability. Because our products and services are responsible for critical functions in our customers’ products and/or networks, security failures, defects or errors in our components, materials or software or those used by our customers could have an adverse impact on us, on our customers and on the end users of their products. Such adverse impact could include product liability claims or recalls, a decrease in demand for connected devices and wireless services, damage to our reputation and to our customer relationships, and other financial liability or harm to our business.
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

During the third quarter of fiscal 2012, we established QCT’s non-United States headquarters in Singapore. We have obtained tax incentives in Singapore that result in a tax exemption for the first five years provided that we meet specified employment and incentive criteria in Singapore. The location of QCT’s headquarters in Singapore will not result in any change in foreign tax during this period, as compared to tax that would be owed under the previous structure of QCT’s non-United States operations. Our Singapore tax rate is expected to increase in fiscal 2017 and again in fiscal 2027 as a result of expiration of these incentives. If we fail to meet the criteria required to benefit from such incentives, our results of operations may be adversely affected.
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
In connection with the BWA spectrum won in India in June 2010, we recorded the payment for the spectrum in other assets ($959 million at March 25, 2012). The Government of India’s Department of Telecommunications (DoT) initially rejected our Indian subsidiaries’ applications to obtain licenses to operate wireless networks on this spectrum. We filed a petition with the Telecom Disputes Settlement and Appellate Tribunal (TDSAT) seeking to overturn the DoT’s rejection, and thereafter, various actions related to the petition ensued before the TDSAT. On March 15, 2012, the DoT issued the license to one of our subsidiaries after it paid $81 million for outstanding dues claimed by the DoT to be owed by a shareholder, Tulip Telecom Ltd. (Tulip), of the subsidiary. On March 21, 2012, our subsidiary filed an application for assignment of the spectrum, which application remains pending before the DoT. Tulip has agreed to repay our subsidiary for any amounts paid by the subsidiary that are ultimately found or agreed by Tulip to be due to the DoT. If we do not ultimately receive assignment of the spectrum that we won in the auction, our payment for the spectrum may not be returned. In addition, unexpected regulatory delays or conditions or other factors could adversely affect our ability to exit from the venture.
Also in connection with the BWA spectrum acquisition and the additional payment to the DoT, each of the subsidiaries entered into loan agreements with multiple lenders ($1.0 billion at March 25, 2012), which are due and payable on December 18, 2012. The loan agreements define certain events as events of default, including, among other things, if certain government authorizations are revoked, terminated, withdrawn, suspended, modified or withheld. As a result of the DoT’s actions against us, the bank lenders agreed (by waivers effective until at least June 1, 2012) that any default would be deemed cured if, among other things, the relevant subsidiaries continue to pursue a merger into the subsidiary that was granted the license. Except as provided in the waivers, if an event of default is deemed to occur, the bank lenders could declare the loans due and payable immediately.
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
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2011 Annual Report on Form 10-K. At March 25, 2012, there have been no other material changes to the market risks described at September 25, 2011 except as described below. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
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

Interest Rate Sensitivity Principal Amount by Expected Maturity Average Interest Rates (Dollars in millions)

	2012	2013	2014	2015	2016	Thereafter	No Single Maturity	Total
Fixed interest-bearing securities:
Cash and cash equivalents	$2,664	$—	$—	$—	$—	$—	$—	$2,664
Interest rate	0.2%
Trading securities:
Investment grade	$219	$103	$422	$16	$12	$57	$24	$853
Interest rate	0.0%	2.8%	2.7%	3.4%	3.2%	4.2%	4.6%
Non-investment grade	$—	$2	$8	$10	$31	$11	$15	$77
Interest rate		7.9%	8.0%	7.6%	7.9%	6.1%	4.7%
Other marketable securities:
Investment grade	$1,272	$1,529	$1,253	$859	$522	$708	$2,463	$8,606
Interest rate	0.6%	1.3%	2.3%	2.0%	2.9%	5.3%	1.5%
Non-investment grade	$1	$35	$28	$86	$145	$1,058	$21	$1,374
Interest rate	6.2%	3.4%	9.9%	10.9%	9.1%	7.9%	2.3%
Floating interest-bearing securities:
Cash and cash equivalents	$2,160	$—	$—	$—	$—	$—	$—	$2,160
Interest rate	0.1%
Trading securities:
Investment grade	$—	$3	$17	$—	$—	$—	$40	$60
Interest rate		1.4%	2.0%				2.5%
Non-investment grade	$—	$—	$—	$—	$—	$—	$14	$14
Interest rate							3.9%
Other marketable securities:
Investment grade	$157	$782	$953	$19	$21	$442	$779	$3,153
Interest rate	0.9%	1.2%	1.3%	3.2%	3.5%	8.8%	2.1%
Non-investment grade	$—	$33	$126	$129	$192	$1,259	$1,184	$2,923
Interest rate		6.2%	6.4%	7.0%	5.1%	6.0%	4.7%
Loans payable(1)	$—	$1,039	$—	$—	$—	$—	$—	$1,039
Floating interest rate		10.8%
_______________________________

(1)	Denominated in Indian rupees.
Cash and cash equivalents and marketable securities are recorded at fair value. The loans payable approximate fair value. Except as provided in waivers received from the bank lenders, if an event of default is deemed to occur, the bank lenders could declare the loans due and payable immediately. Further discussion of such risk is presented in the Risk Factors included in this Quarterly Report.

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
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have provided updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. To reflect the various developments regarding issuance of the wireless license to our subsidiary in India, we revised the risk factor entitled:

•
“We are subject to government regulations. Our business may suffer as a result of changes in laws or regulations, our failure or inability to comply with laws or regulations or adverse rulings in enforcement or other proceedings.”

Other than with respect to these revisions, we do not believe the updates made this quarter to the Risk Factors have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 6, 2012, we announced that we have been authorized to repurchase up to $4.0 billion of our common stock. At March 25, 2012, approximately $3.5 billion remained available for repurchase, net of shares that may be repurchased subject to put options outstanding. While we did not repurchase any common stock during the second quarter of fiscal 2012, we continue to evaluate repurchases under this program, subject to periodic determinations that repurchases are in the best interest of our stockholders. The stock repurchase program has no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation, as amended.
3.2	Certificate of Amendment of Certificate of Designation of Series A Junior Participating Preferred Stock. (1)
3.4	Amended and Restated Bylaws. (2)
4.1	Amended and Restated Rights Agreement dated as of September 26, 2005 between the Company and Computershare Trust Company, N.A., as successor Rights Agent to Computershare Investor Services LLC. (3)
4.2
Amendment dated as of December 7, 2006 to the Amended and Restated Rights Agreement dated as of September 26, 2005 between the Company and Computershare Trust Company, N.A., as successor Rights Agent to Computershare Investor Services LLC. (4)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Paul E. Jacobs.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for William E. Keitel.
101.INS	XBRL Instance Document. (5)
101.SCH	XBRL Taxonomy Extension Schema. (5)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (5)
101.LAB	XBRL Taxonomy Extension Labels Linkbase. (5)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (5)
101.DEF	XBRL Taxonomy Extension Definition Linkbase. (5)
_______________________________

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 30, 2005.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 25, 2009.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 30, 2005.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 12, 2006.

(5)	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
/s/ William E. Keitel
William E. Keitel
Executive Vice President and Chief Financial Officer

Dated: April 18, 2012