Form 10-Q
period 2012-06-24
QUALCOMM INC/DE
filed 2012-07-18
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2012
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 16, 2012, was as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,703,349,039

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	June 24, 2012	September 25, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,412	$5,462
Marketable securities	9,983	6,190
Accounts receivable, net	1,250	993
Inventories	820	765
Deferred tax assets	512	537
Other current assets	400	346
Total current assets	16,377	14,293
Marketable securities	13,152	9,261
Deferred tax assets	1,677	1,703
Assets held for sale	—	746
Property, plant and equipment, net	2,888	2,414
Goodwill	3,843	3,432
Other intangible assets, net	3,845	3,099
Other assets	663	1,474
Total assets	$42,445	$36,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,116	$969
Payroll and other benefits related liabilities	608	644
Unearned revenues	547	610
Loans and debentures	968	994
Other current liabilities	2,277	2,072
Total current liabilities	5,516	5,289
Unearned revenues	3,809	3,541
Other liabilities	515	620
Total liabilities	9,840	9,450

Commitments and contingencies (Note 6)

Stockholders’ equity:
Qualcomm stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,712 and 1,681 shares issued
and outstanding, respectively	—	—
Paid-in capital	12,096	10,394
Retained earnings	19,868	16,204
Accumulated other comprehensive income	620	353
Total Qualcomm stockholders’ equity	32,584	26,951
Noncontrolling interests	21	21
Total stockholders’ equity	32,605	26,972
Total liabilities and stockholders’ equity	$42,445	$36,422

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Revenues:
Equipment and services	$2,948	$2,297	$9,253	$6,550
Licensing	1,678	1,326	4,998	4,290
Total revenues	4,626	3,623	14,251	10,840

Operating expenses:
Cost of equipment and services revenues	1,719	1,278	5,255	3,380
Research and development	974	757	2,801	2,144
Selling, general and administrative	544	475	1,643	1,413
Other	7	—	104	114
Total operating expenses	3,244	2,510	9,803	7,051

Operating income	1,382	1,113	4,448	3,789

Investment income, net (Note 3)	199	161	589	574
Income from continuing operations before income taxes	1,581	1,274	5,037	4,363
Income tax expense	(375)	(289)	(993)	(862)
Income from continuing operations	1,206	985	4,044	3,501
Discontinued operations, net of income taxes (Note 8)	(3)	44	753	(307)
Net income	1,203	1,029	4,797	3,194
Net loss attributable to noncontrolling interests	4	6	41	10
Net income attributable to Qualcomm	$1,207	$1,035	$4,838	$3,204

Basic earnings (loss) per share attributable to Qualcomm:
Continuing operations	$0.70	$0.59	$2.40	$2.13
Discontinued operations	—	0.03	0.45	(0.19)
Net income	$0.70	$0.62	$2.85	$1.94
Diluted earnings (loss) per share attributable to Qualcomm:
Continuing operations	$0.69	$0.58	$2.35	$2.09
Discontinued operations	—	0.03	0.43	(0.19)
Net income	$0.69	$0.61	$2.78	$1.90
Shares used in per share calculations:
Basic	1,715	1,673	1,699	1,650
Diluted	1,758	1,709	1,740	1,682

Dividends per share announced	$0.250	$0.215	$0.680	$0.595

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	June 24, 2012	June 26, 2011
Operating Activities:
Net income	$4,797	$3,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	640	820
Gain on sale of wireless spectrum	(1,179)	—
Goodwill impairment	23	114
Revenues related to non-monetary exchanges	(92)	(93)
Income tax provision in excess of (less than) income tax payments	239	(1,218)
Non-cash portion of share-based compensation expense	752	568
Incremental tax benefit from stock options exercised	(127)	(167)
Net realized gains on marketable securities and other investments	(214)	(304)
Gains on derivative instruments	(87)	(1)
Other items, net	90	50
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(249)	21
Inventories	(53)	(43)
Other assets	(31)	(36)
Trade accounts payable	197	(191)
Payroll, benefits and other liabilities	(412)	210
Unearned revenues	295	156
Net cash provided by operating activities	4,589	3,080
Investing Activities:
Capital expenditures	(1,034)	(400)
Purchases of available-for-sale securities	(11,804)	(8,271)
Proceeds from sale of available-for-sale securities	5,774	9,355
Purchases of trading securities	(2,280)	—
Proceeds from sale of trading securities	1,297	—
Proceeds from sale of wireless spectrum	1,925	—
Acquisitions and other investments, net of cash acquired	(677)	(3,225)
Other items, net	(76)	(22)
Net cash used by investing activities	(6,875)	(2,563)
Financing Activities:
Borrowing under loans and debentures	710	1,260
Repayment of loans	(591)	(1,260)
Proceeds from issuance of common stock	1,358	2,392
Proceeds from issuance of subsidiary shares to noncontrolling interest	85	62
Incremental tax benefit from stock options exercised	127	167
Repurchase and retirement of common stock	(472)	—
Dividends paid	(1,158)	(985)
Change in obligation under securities lending	203	42
Other items, net	(2)	(6)
Net cash provided by financing activities	260	1,672
Effect of exchange rate changes on cash	(24)	10
Net (decrease) increase in cash and cash equivalents	(2,050)	2,199
Cash and cash equivalents at beginning of period	5,462	3,547
Cash and cash equivalents at end of period	$3,412	$5,746

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
Financial Statement Preparation. These condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (collectively with its subsidiaries, the Company or Qualcomm) in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim data includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2011. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The three-month and nine-month periods ended both June 24, 2012 and June 26, 2011 included 13 weeks and 39 weeks, respectively.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
Earnings Per Common Share. Basic earnings per common share is computed by dividing net income attributable to Qualcomm by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income attributable to Qualcomm by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when an award is settled are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and nine months ended June 24, 2012 were 42,531,000 and 41,228,000, respectively. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months and nine months ended June 26, 2011 were 35,820,000 and 32,094,000, respectively.
Employee stock options to purchase approximately 597,000 and 1,858,000 shares of common stock during the three months and nine months ended June 24, 2012, respectively, and employee stock options to purchase approximately 4,492,000 and 23,721,000 shares of common stock during the three months and nine months ended June 26, 2011, respectively, were outstanding but not included in the calculation of diluted earnings per common share because the effect would be anti-dilutive. Put options outstanding during the three months and nine months ended June 24, 2012 to purchase shares of common stock were not included in the earnings per common share computation because the put options’ exercise prices were less than the average market price of the common stock while they were outstanding, and therefore, the effect on diluted earnings per common share would be anti-dilutive. At June 24, 2012, one put option remained outstanding, which gives the holder the right to sell 4,000,000 shares of common stock to the Company (Note 5). In addition, 5,892,000 and 2,433,000 shares of other common stock equivalents outstanding during the three months and nine months ended June 24, 2012, respectively, and 2,891,000 and 1,146,000 shares of other common stock equivalents outstanding during the three months and nine months ended June 26, 2011, respectively, were not included in the computation of diluted earnings per common share as the effect would be anti-dilutive.
Comprehensive Income. Total comprehensive income attributable to Qualcomm consisted of the following (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Net income	$1,203	$1,029	$4,797	$3,194
Other comprehensive income (loss):
Foreign currency translation	(22)	—	(33)	13
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain available-for-sale debt securities, net of income taxes	(2)	(2)	2	(12)
Net unrealized (losses) gains on other available-for-sale securities and derivative instruments, net of income taxes	(139)	(7)	355	215
Reclassification of net realized gains on available-for-sale securities and derivative instruments included in net income, net of income taxes	(44)	(45)	(101)	(179)
Reclassification of other-than-temporary losses on available-for-sale securities included in net income, net of income taxes	14	3	39	10
Total other comprehensive (loss) income	(193)	(51)	262	47
Total comprehensive income	1,010	978	5,059	3,241
Comprehensive loss attributable to noncontrolling interests	6	6	44	10
Comprehensive income attributable to Qualcomm	$1,016	$984	$5,103	$3,251
Components of accumulated other comprehensive income in Qualcomm stockholders’ equity consisted of the following (in millions):

	June 24, 2012	September 25, 2011
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain available-for-sale debt securities, net of income taxes	$28	$27
Net unrealized gains on other available-for-sale securities, net of income taxes	707	427
Net unrealized losses on derivative instruments, net of income taxes	(1)	(15)
Foreign currency translation	(114)	(86)
	$620	$353
At June 24, 2012 and September 25, 2011, accumulated other comprehensive income included $9 million and $13 million, respectively, of other-than-temporary losses on certain available-for-sale debt securities related to factors other than credit, net of income taxes.
Share-Based Compensation. Total estimated share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Cost of equipment and services revenues	$19	$14	$55	$44
Research and development	141	95	394	277
Selling, general and administrative	104	84	302	240
Continuing operations	264	193	751	561
Related income tax benefit	(54)	(46)	(163)	(155)
Continuing operations, net of income taxes	210	147	588	406
Discontinued operations	—	1	1	7
Related income tax benefit	—	(1)	—	(3)
Discontinued operations, net of income taxes	—	—	1	4
	$210	$147	$589	$410
The Company recorded $169 million and $95 million in share-based compensation expense during the nine months ended June 24, 2012 and June 26, 2011, respectively, related to share-based awards granted during those periods.
At June 24, 2012, total unrecognized compensation costs related to non-vested stock options and restricted stock units granted prior to that date were $357 million and $1.3 billion, respectively, which are expected to be recognized over weighted-average periods of 1.4 years and 2.1 years, respectively. During the nine months ended June 24, 2012 and June 26, 2011, net share-based awards granted, after forfeitures and cancellations, represented 0.9% and 0.7%, respectively, of outstanding shares as of the beginning of each fiscal period, and total share-based awards granted represented 1.0% and 0.5%, respectively, of outstanding shares as of the end of each fiscal period.

Note 2 — Composition of Certain Financial Statement Items
Accounts Receivable, Net.

	June 24, 2012	September 25, 2011
	(In millions)
Trade, net of allowances for doubtful accounts of $1 and $2, respectively	$1,212	$951
Long-term contracts	30	32
Other	8	10
	$1,250	$993
Inventories.

	June 24, 2012	September 25, 2011
	(In millions)
Raw materials	$17	$15
Work-in-process	318	384
Finished goods	485	366
	$820	$765

Intangible Assets. Other intangible assets, net, increased to $3.8 billion at June 24, 2012 from $3.1 billion at September 25, 2011. The increase was primarily the result of the reclassification of an advance payment ($860 million at June 24, 2012), which was previously included in other noncurrent assets. The advance payment was reclassified to other intangible assets upon assignment of the 20 MHz slot of Broadband Wireless Access (BWA) spectrum by the Government of India’s Department of Telecommunications (DoT) to one of the Company’s Indian subsidiaries in the

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

third quarter of fiscal 2012 (Note 6). The Company will amortize the BWA spectrum over the remaining license period (initially 18.5 years) commencing upon the commercial launch of wireless services in India, which is expected to occur within 3.5 years of the assignment date.
Valuation of Goodwill and Other Long-Lived Assets. During the three months ended June 24, 2012, the Company updated the business plan and related internal forecasts for its QMT division to reflect a focus on licensing its next generation IMOD display technology while directly commercializing only certain IMOD products. As a result, the Company performed a goodwill impairment test of the QMT division, which was determined to be a reporting unit for purposes of the goodwill impairment test. The Company concluded that the fair value of the QMT reporting unit was greater than its carrying value. The Company also assessed the recoverability of QMT’s other long-lived assets and concluded that the carrying values of the asset groups were recoverable. Accordingly, the Company did not record any impairment charge related to QMT in the third quarter of fiscal 2012. At June 24, 2012, the carrying values of the QMT division’s goodwill and long-lived asset groups were $136 million and $950 million, respectively. The estimation of fair values and cash flows used in applying these tests required the use of significant unobservable inputs. During the nine months ended June 24, 2012 and June 26, 2011, the Company recorded impairment charges of $23 million and $114 million, respectively, to write down goodwill related to its Firethorn division (Note 10).
Other Current Liabilities.

	June 24, 2012	September 25, 2011
	(In millions)
Customer incentives and other customer-related liabilities	$1,023	$1,180
Current portion of payable to Broadcom (Note 6)	170	170
Payable for unsettled securities trades	303	298
Payable for securities lending	249	46
Other	532	378
	$2,277	$2,072

Note 3 — Investment Income, Net

	Three Months Ended		Nine Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
	(In millions)
Interest and dividend income	$156	$127	$431	$384
Interest expense	(18)	(29)	(74)	(84)
Net realized gains on marketable securities	68	72	195	302
Net realized gains on other investments	2	1	19	2
Impairment losses on marketable securities	(21)	(5)	(58)	(16)
Impairment losses on other investments	—	(5)	(6)	(10)
Gains on derivative instruments	13	—	87	1
Equity in losses of investees	(1)	—	(5)	(5)
	$199	$161	$589	$574

Note 4 — Income Taxes
The Company estimates its annual effective income tax rate for continuing operations to be approximately 20% for fiscal 2012, consistent with the 20% effective income tax rate for fiscal 2011. The annual effective tax rate for fiscal 2012 reflects a reduced tax benefit as a result of lower foreign earnings taxed at rates that are less than the United States federal tax rate as compared to fiscal 2011, offset by a lower state tax rate as compared to fiscal 2011 due to a reduction in the state tax rate as a result of California tax legislation previously enacted. The annual effective tax rate for fiscal 2012 only reflects the United States federal research and development credit generated through December 31, 2011, the

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

date on which the credit expired.
The estimated annual effective tax rate for continuing operations for fiscal 2012 of 20% is less than the United States federal statutory rate primarily due to benefits of approximately 15% related to foreign earnings taxed at less than the United States federal rate. The prior fiscal year rate was lower than the United States federal statutory rate primarily due to benefits related to foreign earnings taxed at less than the United States federal rate, partially offset by state taxes and tax expense related to the valuation of deferred tax assets to reflect changes in California law.
During the third quarter of fiscal 2012, the Company established Qualcomm CDMA Technologies’ (QCT) non-United States headquarters in Singapore. The Company has obtained tax incentives in Singapore that result in a tax exemption for the first five years provided that the Company meets specified employment and investment criteria in Singapore. The location of QCT’s headquarters in Singapore will not result in any change in foreign tax during the first five years, as compared to the tax that would be owed under the previous structure of QCT’s non-United States operations. The Company’s Singapore tax rate will increase in fiscal 2017 and again in fiscal 2027 as a result of expiration of these incentives. Had the Company located QCT’s non-United States headquarters in Singapore without the tax incentive, the Company’s expected Singapore tax for the full fiscal 2012 would be higher by approximately $200 million.

Note 5 — Stockholders’ Equity
Changes in stockholders’ equity for the nine months ended June 24, 2012 were as follows (in millions):

	Qualcomm Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at September 25, 2011	$26,951	$21	$26,972
Issuance of subsidiary shares to noncontrolling interest (1)	44	41	85
Net income (loss) (2)	4,838	(41)	4,797
Other comprehensive income (loss)	265	(3)	262
Common stock issued under employee benefit plans and the related tax benefits, net of shares withheld for tax	1,367	—	1,367
Share-based compensation	765	—	765
Dividends	(1,174)	—	(1,174)
Stock repurchases	(472)	—	(472)
Other	—	3	3
Balance at June 24, 2012	$32,584	$21	$32,605
(1) Amounts include the reallocation of $2 million in accumulated other comprehensive loss resulting from the change in Qualcomm’s ownership percentage.
(2) Discontinued operations, net of income taxes, (Note 8) was attributable to Qualcomm.
Noncontrolling Interests. During the third quarter of fiscal 2012, the Company’s subsidiaries in India that were established to operate a wireless network on the BWA spectrum (the BWA subsidiaries) (Note 6) issued noncontrolling interests to Bharti Airtel Limited (Bharti), an Indian wireless network operator, for $85 million. As a result, the Company’s ownership interest in each of those subsidiaries was reduced from 74% to 51%. In addition, Bharti purchased the outstanding shares of those subsidiaries that were held by two third-party Indian investors. This change in the Company’s ownership interest did not result in a change in control, and as a result, the Company’s consolidated financial statements continue to include the assets, liabilities and operating results of those subsidiaries. The Company’s agreement with Bharti provides that Bharti’s ownership interest will increase over time to 100% if certain conditions are met.
Stock Repurchase Program. During the nine months ended June 24, 2012, the Company repurchased and retired 8,606,000 shares of the Company’s common stock for $471 million, before commissions. The Company did not repurchase any shares during the nine months ended June 26, 2011. On March 6, 2012, the Company announced that it had been authorized to repurchase up to $4.0 billion of the Company’s common stock. The stock repurchase program has

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

no expiration date. The $4.0 billion stock repurchase program replaced a $3.0 billion stock repurchase program, of which $948 million remained authorized for repurchase, net of put options outstanding. At June 24, 2012, approximately $3.5 billion remained available for repurchase under the Company’s stock repurchase program, net of the put option outstanding. Since June 24, 2012, the Company repurchased and retired 11,251,000 shares of the Company’s common stock for $617 million.
In connection with the Company’s stock repurchase program, the Company sold three put options during fiscal 2011. One put option remained outstanding at June 24, 2012, which gives the holder the right to sell 4,000,000 shares of the Company’s common stock to the Company for approximately $176 million (net of the $27 million in put option premium received). The other two put options expired unexercised during the first nine months of fiscal 2012. The fair values of the put options of $4 million and $80 million at June 24, 2012 and September 25, 2011, respectively, were recorded in other current liabilities. During the three months and nine months ended June 24, 2012, the Company recognized losses of $1 million and gains of $75 million, respectively, in net investment income due to changes in the fair values of the put options. No put options were outstanding during the three months and nine months ended June 26, 2011.
Dividends. On March 6, 2012, the Company announced an increase in its quarterly cash dividend per share of common stock from $0.215 to $0.25, which is effective for dividends payable after March 23, 2012. On July 6, 2012, the Company announced a cash dividend of $0.25 per share on the Company’s common stock, payable on September 26, 2012 to stockholders of record as of September 7, 2012. During the nine months ended June 24, 2012 and June 26, 2011, dividends charged to retained earnings were as follows (in millions, except per share data):

	2012		2011
	Per Share	Total	Per Share	Total
First Quarter	$0.215	$368	$0.190	$314
Second Quarter	0.215	377	0.190	319
Third Quarter	0.250	429	0.215	360
	$0.680	$1,174	$0.595	$993

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
Broadcom Corporation et al. v. Commonwealth Scientific and Industrial Research Organisation (CSIRO): On

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

November 10, 2009, Broadcom and Atheros Communications, Inc. (Atheros), which was acquired by the Company in May 2011 and renamed Qualcomm Atheros, Inc. (Qualcomm Atheros), filed a complaint for declaratory judgment against CSIRO in the United States District Court for the Eastern District of Texas, requesting the court to declare, among other things, that United States patent number 5,487,069 (the ’069 Patent) assigned to CSIRO is invalid and unenforceable and that Atheros does not infringe any valid claims of the ’069 Patent. On October 14, 2010, CSIRO filed a complaint against Atheros and Broadcom (amended and consolidated with complaints against other third parties on April 6, 2011) alleging infringement of the ’069 Patent by Atheros’ 802.11/a/g/n products. On May 4, 2012, Qualcomm Atheros and CSIRO entered into a license agreement for the ’069 Patent and related patents, which provided that Qualcomm Atheros pay an amount to CSIRO that was not material to the Company’s financial statements. On May 10, 2012, CSIRO dismissed with prejudice its claims against Qualcomm Atheros.
MOSAID Technologies Incorporated v. Dell, Inc. et al.: On March 16, 2011, MOSAID filed a complaint against Atheros and 32 other entities in the United States District Court for the Eastern District of Texas alleging that certain of Atheros’ WiFi products infringe United States patent numbers 5,131,006, 5,151,920, 5,422,887, 5,706,428, 6,563,786 and 6,992,972. MOSAID seeks unspecified damages and other relief. The case is early in the discovery phase. On March 28, 2012, Qualcomm Atheros and the other defendants filed a motion to transfer the case to the Northern District of California. A decision on that motion is pending. A claim construction hearing is scheduled for April 16, 2013, and trial is scheduled for January 8, 2014.
India BWA Spectrum: On August 9, 2010, each of our BWA subsidiaries filed an application to obtain a license to operate a wireless network on the BWA spectrum in its respective region. On September 21, 2011, the Company received a letter from the DoT notifying the Company that its applications had been rejected based on the DoT’s conclusion that the applications were filed after the deadline and that the Company was restricted to filing one application. On September 27, 2011, the Company filed a petition with the Telecom Disputes Settlement and Appellate Tribunal (TDSAT) seeking to overturn the DoT’s rejection. Thereafter, various actions related to the petition ensued before the TDSAT. On February 24, 2012, the TDSAT ordered that (i) one of the BWA subsidiaries pay certain dues (including interest and penalties) allegedly owed by one of the subsidiaries’ Indian noncontrolling shareholders, Tulip Telecom Ltd. (Tulip), to the DoT without prejudice to the right of Tulip to contest the claim and provided that any sum ultimately found not to be due would be refunded by the DoT, without interest, within four weeks of the date of completion of the assessment; (ii) the DoT issue a license to the subsidiary within one week after payment was made; (iii) thereafter, the subsidiary file its application for assignment of the BWA spectrum; and (iv) the DoT consider and dispose of the BWA spectrum application as expeditiously as possible. Accordingly, on March 7, 2012, the Company’s subsidiary paid the amount allegedly owed, $81 million, to the DoT, and on March 15, 2012, the DoT issued a license to the subsidiary. Tulip has agreed to repay the subsidiary for any amounts paid by the subsidiary that are ultimately found or agreed by Tulip to be due to the DoT. The $81 million payment was recorded as a charge to other operating expenses in the second quarter of fiscal 2012. On March 21, 2012, the Company’s subsidiary filed an application for assignment of the spectrum. On May 8, 2012, when the DoT assigned the BWA spectrum to the Company’s subsidiary, (i) the license period was shortened by 18 months, and (ii) the time within which the subsidiary must comply with the roll out obligation was shortened by 19 months. As a result, on May 30, 2012, the Company filed a petition with TDSAT seeking to overturn the DoT’s shortening of the license term and roll out obligation compliance period. A hearing on the petition is scheduled for August 3, 2012. The Company believes that any reasonably likely outcomes of the pending petition will not have a material adverse impact on the Company’s operating results, liquidity or financial position.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Japan Fair Trade Commission (JFTC) Complaint: The JFTC received unspecified complaints alleging that the Company’s business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order concluding that the Company’s Japanese licensees were forced to cross-license patents to the Company on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against the Company’s other licensees who made a similar commitment in their license agreements with the Company. The cease and desist order seeks to require the Company to modify its existing license agreements with Japanese companies to eliminate these provisions while preserving the license of the Company’s patents to those companies. The Company disagrees with the conclusions that it forced its Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate the Japanese Antimonopoly Act. The Company has invoked its right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted the Company’s motion and issued a stay of the cease and desist order pending the administrative hearing before the JFTC. The JFTC has held hearings on 14 different dates, with another hearing scheduled for October 11, 2012 and additional hearing dates yet to be scheduled.
Securities and Exchange Commission (SEC) Formal Order of Private Investigation and Department of Justice (DOJ) Investigation: On September 8, 2010, the Company was notified by the SEC’s Los Angeles Regional office of a formal order of private investigation. The Company understands that the investigation arose from a “whistleblower’s” allegations made in December 2009 to the audit committee of the Company’s Board of Directors and to the SEC. In 2010, the audit committee completed an internal review of the allegations with the assistance of independent counsel and independent forensic accountants. This internal review into the whistleblower’s allegations and related accounting practices did not identify any errors in the Company’s financial statements. On January 27, 2012, the Company learned that the U.S. Attorney’s Office for the Southern District of California/DOJ (DOJ) had begun a preliminary investigation regarding the Company’s compliance with the Foreign Corrupt Practices Act (FCPA).The Company believes that FCPA compliance has also become a focus of the SEC investigation. The audit committee has commenced an internal review into the Company’s compliance with the FCPA with the assistance of independent counsel.
The Company has discovered, and as a part of its ongoing cooperation with these investigations has informed the SEC and the DOJ of, instances in which special hiring consideration, gifts or other benefits (collectively, benefits) were provided to several individuals associated with Chinese state-owned companies or agencies. Based on the facts currently known, the Company believes the aggregate monetary value of the benefits in question to be less than $250,000, excluding employment compensation. The Company is continuing to investigate the circumstances relating to providing these benefits and is attempting to identify whether any other benefits were provided.
The Company is continuing to cooperate with the SEC and the DOJ, but is unable to predict the outcome of their investigations.
Other: The Company has been named, along with many other manufacturers of wireless phones, wireless operators and industry-related organizations, as a defendant in three lawsuits pending in Washington D.C. superior court, seeking monetary damages arising out of its sale of cellular phones.
While there can be no assurance of favorable outcomes, the Company will vigorously defend the foregoing actions. The Company has not recorded any accrual at June 24, 2012 for contingent liabilities or recognized any asset impairment charges associated with the legal proceedings described above based on the Company’s belief that liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The Company is engaged in numerous other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position.
Litigation Settlement, Patent License and Other Related Items. On April 26, 2009, the Company entered into a Settlement and Patent License and Non-Assert Agreement with Broadcom. The Company agreed to pay Broadcom $891 million, of which $718 million was paid through June 24, 2012, and the remainder will be paid ratably through April 2013. At June 24, 2012, the carrying value of the liability was $170 million, which also approximated the fair value of the contractual liability net of imputed interest.
Loans and Debentures. In connection with the India BWA spectrum won in India in June 2010 and payment of $81 million to the DoT in March 2012, the Company’s BWA subsidiaries have loan agreements with multiple lenders that are denominated in Indian rupees. The majority of the loans ($432 million at June 24, 2012) bear interest at an annual rate based on the highest rate among the bank lenders, which is reset quarterly, plus 0.25% (10.25% at June 24, 2012) with

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

interest payments due monthly. The remaining loan ($72 million at June 24, 2012) bears interest at an annual rate based on the highest rate of the bank that is party to the loan or of the other bank lenders, which is reset quarterly, plus 0.25% (10.75% at June 24, 2012) with interest payments due monthly. All of the loans can be prepaid without penalty on certain dates and are guaranteed by QUALCOMM Incorporated and one of its wholly-owned subsidiaries. All of the loans are due and payable in full on December 18, 2012. The loan agreements contain standard covenants, which, among other things, limit actions by the subsidiaries that are party to the loan agreements, including the incurrence of loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. The loan agreements also define certain events of default, including, among other things, if certain government authorizations are revoked, terminated, withdrawn, suspended, modified or withheld. At June 24, 2012, the aggregate carrying value of the loans was $504 million, which approximated fair value.
On May 29, 2012, the same BWA subsidiaries issued redeemable, unlisted, unsecured, non-convertible debentures (the debentures) to multiple purchasers, the proceeds of which were used primarily to prepay a portion of the loans described in the previous paragraph. The debentures are denominated in Indian rupees and bear interest at an agreed-upon annual rate, which is compounded annually and reset semi-annually beginning on June 25, 2013 (10.25% at June 24, 2012) with interest due upon redemption. All of the debentures are due and payable in full on June 25, 2017. The holders are indemnified by QUALCOMM Incorporated and one of its wholly-owned subsidiaries. The debentures can be redeemed by the Company without penalty on certain dates. Additionally, at June 24, 2012, each holder had the right to demand redemption of its portion of the debentures outstanding on June 25, 2013 subject to sufficient prior written notice. As a result, the debentures were classified as a component of current liabilities. At June 24, 2012, the aggregate carrying value of the debentures, including accrued interest, was $464 million, which approximated fair value.
Indemnifications. With the exception of the practices of its Qualcomm Atheros subsidiary, the Company generally does not indemnify its customers and licensees for losses sustained from infringement of third-party intellectual property rights. However, the Company is contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent infringement by products or services sold or provided by the Company. The Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company. Under Qualcomm Atheros’ indemnification agreements, software license agreements and product sale agreements, including its standard software license agreements and standard terms and conditions of semiconductor sales, Qualcomm Atheros agrees, subject to restrictions and after certain conditions are met, to indemnify and defend its licensees and customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the licensees or customers. Through June 24, 2012, Qualcomm Atheros has received a number of claims from its direct and indirect customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by its products.
These indemnification arrangements are not initially measured and recognized at fair value because they are deemed to be similar to product warranties in that they relate to claims and/or other actions that could impair the ability of the Company’s direct or indirect customers to use the Company’s products or services. Accordingly, the Company records liabilities resulting from the arrangements when they are probable and can be reasonably estimated. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at June 24, 2012 associated with these indemnification arrangements, other than negligible amounts for reimbursement of legal costs, based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time.
Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Noncancelable obligations under these agreements at June 24, 2012 for the remainder of fiscal 2012 and for each of the subsequent four years from fiscal 2013 through 2016 were approximately $1.9 billion, $320 million, $33 million, $37 million and $26 million, respectively, and $13 million thereafter. Of these amounts, for the remainder of fiscal 2012 and for fiscal 2013, commitments to purchase integrated circuit product inventories comprised $1.6 billion and $186 million, respectively.
Leases. The future minimum lease payments for all capital leases and operating leases at June 24, 2012 were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Capital Leases	Operating Leases	Total
Remainder of fiscal 2012	$2	$32	$34
2013	10	109	119
2014	10	85	95
2015	11	36	47
2016	11	22	33
Thereafter	268	141	409
Total minimum lease payments	$312	$425	$737
Deduct: Amounts representing interest	175
Present value of minimum lease payments	137
Deduct: Current portion of capital lease obligations	1
Long-term portion of capital lease obligations	$136
The Company leases certain of its land, facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 35 years and with provisions in certain leases for cost-of-living increases. The Company leases certain property under operating and capital lease agreements associated with its discontinued operations (Note 8), primarily related to site leases that have an initial term of five to seven years with renewal options of up to five additional renewal periods. In determining the capital lease classification for the site leases upon commencement of each lease, the Company included all renewal options. As a result of its restructuring plan (Note 8), the Company does not intend to renew its existing site capital leases. At June 24, 2012, the Company had $119 million of site capital lease assets (which are included in buildings and improvements in property, plant and equipment) and $136 million of capital lease obligations (which are included in other liabilities) that pertain to lease optional renewal periods. The Company expects to write off these amounts at the end of the current contractual lease terms. Any early terminations may impact the amounts that are written off.

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

•
Qualcomm Technology Licensing (QTL) — grants licenses or otherwise provides rights to use portions of the Company’s intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives, and QTL collects license fees as well as royalties based on sales by licensees of products incorporating or using the Company’s intellectual property.

•	Qualcomm Wireless & Internet (QWI) — comprised of:

•	Qualcomm Internet Services (QIS) — provides content enablement services for the wireless industry and push-to-talk and other software products and services for wireless network operators;

•	Qualcomm Government Technologies (QGOV) — provides development and other services and related products involving wireless communications technologies to government agencies and their contractors;

•
Qualcomm Enterprise Services (QES) — provides fleet management, satellite- and terrestrial-based two-way wireless information and position reporting and other services, software and hardware to transportation and logistics companies; and

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

	QCT	QTL	QWI	QSI	Reconciling Items	Total
For the three months ended:
June 24, 2012
Revenues	$2,869	$1,593	$160	$—	$4	$4,626
EBT	472	1,407	(6)	(16)	(276)	1,581
June 26, 2011
Revenues	$2,194	$1,257	$164	$—	$8	$3,623
EBT	430	1,092	(13)	(30)	(205)	1,274

For the nine months ended:
June 24, 2012
Revenues	$9,012	$4,755	$471	$—	$13	$14,251
EBT	1,810	4,215	(15)	(149)	(824)	5,037
June 26, 2011
Revenues	$6,272	$4,061	$493	$—	$14	$10,840
EBT	1,487	3,559	(147)	(97)	(439)	4,363
Reconciling items in the previous table were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Revenues
Other nonreportable segments	$5	$9	$16	$17
Elimination of intersegment revenues	(1)	(1)	(3)	(3)
	$4	$8	$13	$14
EBT
Unallocated cost of equipment and services revenues	$(73)	$(73)	$(211)	$(103)
Unallocated research and development expenses	(181)	(129)	(519)	(400)
Unallocated selling, general and administrative expenses	(114)	(106)	(397)	(353)
Unallocated investment income, net	204	181	622	642
Other nonreportable segments	(112)	(78)	(319)	(225)
	$(276)	$(205)	$(824)	$(439)
For the three months and nine months ended June 24, 2012, QCT revenues included intersegment revenues of $1 million and $3 million, respectively, as compared to $1 million and $2 million, respectively, for the corresponding periods ended June 26, 2011. All other revenues for reportable segments were from external customers for all periods presented.
Reconciling items for the three months and nine months ended June 24, 2012 included $54 million and $156 million, respectively, of unallocated cost of equipment and services revenues and $7 million and $21 million, respectively, of unallocated selling, general and administrative expenses related to the amortization of intangible assets resulting from acquisitions. Reconciling items for both the three months and nine months ended June 26, 2011 included $59 million and $18 million of unallocated cost of equipment and services revenues and unallocated selling, general and administrative expenses, respectively, related to the step-up of inventories to fair value and amortization of intangible assets resulting from acquisitions. Other nonreportable segments’ losses before taxes during the three months and nine months ended June 24, 2012 and June 26, 2011 were primarily attributable to the Company’s QMT division, a nonreportable segment developing interferometric modulator (IMOD) display technology.
Segment assets are comprised of accounts receivable and inventories for all reportable segments other than QSI. QSI segment assets include marketable securities, notes receivable, wireless spectrum, other investments and all assets of consolidated subsidiaries included in QSI. QSI segment assets related to the discontinued FLO TV business totaled $130 million and $913 million at June 24, 2012 and September 25, 2011, respectively (Note 8). Reconciling items for total consolidated assets included $1.3 billion and $806 million at June 24, 2012 and September 25, 2011, respectively, of goodwill and other assets related to the Company’s QMT division. The increase in QMT’s assets primarily related to the construction of a new manufacturing facility in Taiwan. Total segment assets also differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, goodwill, other intangible assets and assets of nonreportable segments. Segment assets and reconciling items were as follows (in millions):

	June 24, 2012	September 25, 2011
QCT	$1,878	$1,569
QTL	36	36
QWI	137	136
QSI	1,554	2,386
Reconciling items	38,840	32,295
Total consolidated assets	$42,445	$36,422

Note 8 — Discontinued Operations
On March 27, 2011, the FLO TV business and network were shut down. On December 27, 2011, the Company

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

completed the sale of substantially all of its 700 MHz spectrum for $1.9 billion, and as a result, the Company recognized a gain in discontinued operations of $1.2 billion during the nine months ended June 24, 2012. All remaining assets have been considered disposed of since March 27, 2011, the date on which the assets ceased to be used. Since the shut down of the FLO TV business and network, the Company has been working to sell the remaining assets and exit contracts. Accordingly, the results of operations of the FLO TV business are presented as discontinued operations. Income (loss) from discontinued operations includes share-based payments and excludes certain general corporate expenses allocated to the FLO TV business during the periods presented.
Summarized results from discontinued operations were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Revenues	$—	$1	$—	$5
(Loss) income from discontinued operations	$(5)	$1	$1,163	$(502)
Income tax benefit (expense)	2	43	(410)	195
Discontinued operations, net of income taxes	$(3)	$44	$753	$(307)
During the third quarter of fiscal 2011, in connection with the presentation of the FLO TV business as discontinued operations and the requirement to compute the tax effect of discontinued operations on a discrete basis, the Company recorded a tax benefit of $43 million related to losses incurred in the first and second quarter of fiscal 2011 that were previously included in the calculation of the estimated annual effective tax rate.
At June 24, 2012, total assets and liabilities of the discontinued operations in the condensed consolidated balance sheet were $130 million and $208 million, respectively, consisting primarily of capital lease assets and liabilities of $119 million and $136 million, respectively. The Company has a significant number of site leases, and the Company has corresponding capital lease assets, capital lease liabilities and asset retirement obligations (Note 6).

Note 9 — Acquisitions
During the nine months ended June 24, 2012, the Company acquired seven businesses for total cash consideration of $635 million. Technology-based intangible assets recognized in the amount of $95 million are being amortized on a straight-line basis over a weighted-average useful life of five years. The Company recorded $62 million related to nine in-process research and development (IPR&D) projects, which are expected to be completed within two years from the acquisition date. The acquired IPR&D will not be amortized until completion, and upon completion, IPR&D projects will be amortized over their useful lives, which are expected to range between four to nine years. Goodwill recognized in these transactions, of which $71 million is expected to be deductible for tax purposes, was assigned to the Company’s reportable segments as follows: $294 million to QCT, $22 million to QTL and $130 million to a nonreportable segment.

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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 24, 2012 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$685	$1,722	$—	$2,407
Marketable securities
U.S. Treasury securities and government-related securities	1,084	945	—	2,029
Corporate bonds and notes	—	8,619	—	8,619
Mortgage- and asset-backed securities	—	1,295	68	1,363
Auction rate securities	—	—	120	120
Non-investment-grade debt securities and funds	316	4,403	70	4,789
Common and preferred stock	1,346	798	—	2,144
Equity funds	991	—	—	991
Debt funds	2,333	747	—	3,080
Total marketable securities	6,070	16,807	258	23,135
Derivative instruments	—	26	—	26
Other investments	185	—	—	185
Total assets measured at fair value	$6,940	$18,555	$258	$25,753
Liabilities
Derivative instruments	$—	$23	$—	$23
Other liabilities	185	—	—	185
Total liabilities measured at fair value	$185	$23	$—	$208

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
The fair value of debt and equity funds is reported at published net asset values. The Company assesses the daily frequency and size of transactions at published net asset values and/or the fund’s underlying holdings to determine whether fair value is based on observable or unobservable inputs.
The fair value of highly rated mortgage- and asset-backed securities is derived from the use of matrix pricing (prices for similar securities) or, in some cases, cash flow pricing models with observable inputs such as contractual terms, maturity, credit rating and/or securitization structure to determine the timing and amount of future cash flows. Certain mortgage- and asset-backed securities, principally those rated below AAA, may require the use of significant

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

unobservable inputs to estimate fair value, such as default likelihood, recovery rates and prepayment speed.
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
Other Investments and Other Liabilities. Other investments and other liabilities included in Level 1 are comprised of the Company’s deferred compensation plan liability and related assets, which are invested in mutual funds. Other liabilities included in Level 3 are comprised of put rights held by third parties representing interests in certain of the Company’s subsidiaries. These put rights were terminated during the third quarter of fiscal 2012 and were previously valued with a conventional option pricing model using significant unobservable inputs.
Activity between Levels of the Fair Value Hierarchy. There were no significant transfers between Level 1 and Level 2 during the nine months ended June 24, 2012 or June 26, 2011. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table includes the activity for marketable securities and other liabilities classified within Level 3 of the valuation hierarchy (in millions):

	Nine Months Ended June 24, 2012			Nine Months Ended June 26, 2011
	Auction Rate Securities	Other Marketable Securities	Other Liabilities	Auction Rate Securities	Other Marketable Securities	Other Liabilities
Beginning balance of Level 3	$124	$27	$7	$126	$18	$8
Total realized and unrealized gains or losses:
Included in investment income, net	—	2	(7)	—	1	—
Included in other comprehensive income	—	1	—	2	—	—
Purchases	—	110	—	4	—	—
Settlements	(4)	(17)	—	(6)	(4)	—
Transfers into Level 3	—	15	—	—	6	—
Ending balance of Level 3	$120	$138	$—	$126	$21	$8
The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the fiscal month in which the actual event or change in circumstances that caused the transfer occurs. Transfers into Level 3 during the nine months ended June 24, 2012 and June 26, 2011 primarily consisted of debt securities with significant inputs that became unobservable as a result of an increased likelihood of a shortfall in contractual cash flows or a significant downgrade in credit ratings.
Nonrecurring Fair Value Measurements. The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the nine months ended June 24, 2012 and June 26, 2011, goodwill related to the Company’s Firethorn division was written down to implied fair value resulting in impairment charges of $23 million and $114 million, respectively. The impairment charges were recorded in other operating expenses. At June 24, 2012, the carrying value of the Firethorn division’s goodwill was $17 million. The estimation of fair values in the testing of goodwill requires the use of significant unobservable inputs, and as a result, the fair value measurements were classified as Level 3. During the nine months ended June 24, 2012 and June 26, 2011, the Company did not have any other significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Note 11 — Marketable Securities
Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	June 24, 2012	September 25, 2011	June 24, 2012	September 25, 2011
Trading:
U.S. Treasury securities and government-related securities	$240	$—	$317	$—
Corporate bonds and notes	260	—	127	—
Mortgage- and asset-backed securities	—	—	65	—
Non-investment-grade debt securities	—	—	94	—
Total trading	500	—	603	—
Available-for-sale:
U.S. Treasury securities and government-related securities	881	516	591	6
Corporate bonds and notes	5,006	3,665	3,226	2,353
Mortgage- and asset-backed securities	1,112	587	186	91
Auction rate securities	—	—	120	124
Non-investment-grade debt securities and funds	43	19	4,652	3,653
Common and preferred stock	108	76	2,036	1,713
Equity funds	—	—	991	845
Debt funds	2,333	1,327	245	—
Total available-for-sale	9,483	6,190	12,047	8,785
Fair value option:
Debt fund	—	—	502	476
Total marketable securities	$9,983	$6,190	$13,152	$9,261
The Company holds an investment in a debt fund for which the Company elected the fair value option because the Company is able to redeem its shares at net asset value, which is determined daily. The investment would have otherwise been recorded using the equity method. The debt fund has no single maturity date. At June 24, 2012, the Company had an effective ownership interest in the debt fund of 22%. During the three months and nine months ended June 24, 2012, increases in fair value associated with this investment of $5 million and $27 million, respectively, were recognized in net investment income. During the nine months ended June 26, 2011, an increase in fair value associated with this investment of $18 million was recognized in net investment income; the change in fair value during the three months ended June 26, 2011 was negligible.
The Company classifies portfolios of debt securities that involve the purchase or sale of derivative instruments to acquire or reduce foreign exchange and/or equity, prepayment and credit risk as trading. Net gains recognized on debt securities classified as trading still held at June 24, 2012 were $4 million for the nine months ended June 24, 2012. Net losses recognized on debt securities classified as trading still held at June 24, 2012 were $6 million for the three months ended June 24, 2012. The Company did not hold any securities classified as trading during the three months and nine months ended June 26, 2011.
At June 24, 2012, the contractual maturities of available-for-sale debt securities were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Years to Maturity
Less Than One Year	One to Five Years	Five to Ten Years	Greater Than Ten Years	No Single Maturity Date	Total
$1,194	$7,537	$2,854	$1,285	$5,525	$18,395
Debt securities with no single maturity date included debt funds, non-investment-grade debt securities and funds, mortgage- and asset-backed securities and auction rate securities.
The Company recorded realized gains and losses on sales of available-for-sale securities as follows (in millions):

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains
For the three months ended
June 24, 2012	$76	$(7)	$69
June 26, 2011	74	(2)	72

For the nine months ended
June 24, 2012	$177	$(14)	$163
June 26, 2011	297	(13)	284
Available-for-sale securities were comprised as follows (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 24, 2012
Equity securities	$2,660	$517	$(42)	$3,135
Debt securities (including debt funds)	18,070	388	(63)	18,395
	$20,730	$905	$(105)	$21,530
September 25, 2011
Equity securities	$2,426	$278	$(70)	$2,634
Debt securities (including debt funds)	12,179	294	(132)	12,341
	$14,605	$572	$(202)	$14,975
The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that are classified as available-for-sale and have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

	June 24, 2012
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds and notes	1,981	(9)	88	(4)
Mortgage- and asset-backed securities	254	(1)	28	—
Auction rate securities	—	—	120	(2)
Non-investment-grade debt securities and funds	1,274	(25)	205	(14)
Common and preferred stock	217	(21)	9	(1)
Equity funds	269	(20)	—	—
Debt funds	1,252	(8)	1	—
	$5,247	$(84)	$451	$(21)

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 25, 2011
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds and notes	$1,862	$(41)	$41	$—
Auction rate securities	3	—	121	(2)
Non-investment-grade debt securities and funds	1,867	(86)	19	(3)
Common and preferred stock	750	(70)	4	—
	$4,482	$(197)	$185	$(5)
At June 24, 2012, the Company concluded that the unrealized losses on its available-for-sale securities were temporary. Further, for common and preferred stock and for equity and debt funds with unrealized losses, the Company has the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable period of time. For debt securities with unrealized losses, the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, such securities before recovery or maturity.
The following table shows the activity for the credit loss portion of other-than-temporary impairments on debt securities held by the Company (in millions):

	Three Months Ended		Nine Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Beginning balance of credit losses	$46	$52	$46	$109
Reductions in credit losses related to securities the Company intends to sell	—	—	(1)	(40)
Additional credit losses recognized on securities previously impaired	2	—	5	—
Credit losses recognized on securities previously not impaired	—	—	2	—
Reductions in credit losses related to securities sold	(5)	(3)	(9)	(15)
Accretion of credit losses due to an increase in cash flows expected to be collected	—	—	—	(5)
Ending balance of credit losses	$43	$49	$43	$49

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
Overview
Recent Developments
Revenues for the third quarter of fiscal 2012 were $4.6 billion, with net income of $1.2 billion, which were impacted by the following key items:

•	We shipped 141 million MSM integrated circuits for CDMA- and OFDMA-based wireless devices, an increase of 18% compared to 120 million MSM integrated circuits in the year ago quarter. (1)

•	Total reported device sales were approximately $47.8 billion, an increase of approximately 31% compared to approximately $36.4 billion in the year ago quarter. (2)
Against this backdrop, the following recent developments occurred during the third quarter of fiscal 2012 with respect to key elements of our business or our industry:

•	Worldwide wireless subscriptions grew by approximately 3% to reach approximately 6.3 billion. (3)

•
Worldwide 3G connections (all CDMA-based) grew by approximately 5% to approximately 1.8 billion, which was approximately 28% of total wireless subscriptions, including approximately 554 million CDMA2000 1X/1xEV-DO subscriptions and approximately 1.2 billion WCDMA/HSPA/TD-SCDMA subscriptions. (3)

(1)
Some customers built devices that incorporated two MSM integrated circuits. In such cases, which represent approximately 1% of our gross volume, we count only one MSM integrated circuit in reporting the MSM integrated circuit shipments.

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

(3)
According to Wireless Intelligence estimates as of July 16, 2012, for the quarter ended June 30, 2012. Wireless Intelligence estimates for CDMA2000 1X/1xEV-DO subscribers do not include Wireless Local Loop.

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
QCT is a leading developer and supplier of integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products. QCT’s integrated circuit products and system software are sold to or licensed to manufacturers that use our products in wireless devices, particularly mobile phones, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, data cards and infrastructure equipment, and in wired devices, particularly broadband gateway equipment, desktop computers, televisions and Blu-ray players. The MSM integrated circuits, which include the Mobile Data Modem, Qualcomm Single Chip and Qualcomm Snapdragon devices, perform the core baseband modem functionality in wireless devices providing voice and data communications, as well as multimedia applications and global positioning functions. In addition, our Snapdragon-enabled integrated circuits provide advanced application and graphics processing capabilities. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. QCT revenues comprised 62% and 61% of total consolidated revenues in the third quarter of fiscal 2012 and 2011, respectively, and 63% and 58% of total consolidated revenues for the first nine months of fiscal 2012 and 2011, respectively.
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
QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives. QTL licensing revenues are comprised of license fees as well as royalties based on sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of licensed products, net of certain permissible deductions (e.g., certain shipping costs, packing costs, VAT, etc.). QTL revenues comprised 34% and 35% of total consolidated revenues in the third quarter of fiscal 2012 and 2011, respectively, and 33% and 37% of total consolidated revenues for the first nine months of fiscal 2012 and 2011, respectively. The vast majority of such revenues were generated through our licensees’ sales of CDMA2000 and WCDMA subscriber equipment products.
QWI, which includes Qualcomm Enterprise Services (QES), Qualcomm Internet Services (QIS), Qualcomm Government Technologies (QGOV) and Firethorn, generates revenues primarily through sales of products, services, including software development, and software aimed at the support and delivery of wireless applications. QES sells integrated wireless systems and services to transportation and logistics companies to manage their assets and workforce. Through June 2012, QES has shipped approximately 1,586,000 terrestrial-based and satellite-based mobile information units. QIS provides content enablement services for the wireless industry, including Brew, the Plaza suite and other services. QIS also provides QChat push-to-talk and other software products and services for wireless operators. QGOV provides development and other services and related products involving wireless communications technologies to government agencies and their contractors. Firethorn builds and manages software applications that enable mobile commerce services. QWI revenues comprised 3% and 5% of total consolidated revenues in the third quarter of fiscal 2012 and 2011, respectively, and 3% and 5% of total consolidated revenues for the first nine months of fiscal 2012 and 2011, respectively.
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
Nonreportable segments include the Qualcomm MEMS Technologies (QMT) division, which continues to develop an interferometric modulator (IMOD) display technology based on micro-electro-mechanical-system (MEMS) structure combined with thin film optics, and other product initiatives. During the third quarter of fiscal 2012, we updated the business plan and related internal forecasts for our QMT division to reflect a focus on licensing our next generation IMOD display technology while directly commercializing only certain IMOD products. As a result, we tested the QMT division’s goodwill and long-lived assets for impairment and concluded both that that fair value of the QMT reporting unit was greater than its carrying value and that the carrying values of QMT’s long-lived asset groups were recoverable; accordingly, we did not record any impairment charge related to QMT in the third quarter of fiscal 2012.
Discontinued Operations
On March 27, 2011, the FLO TV business and network were shut down. On December 27, 2011, we completed the sale of substantially all of our 700 MHz spectrum for $1.9 billion, and as a result, we recognized a gain in discontinued operations of $1.2 billion during the second quarter of fiscal 2012. All remaining assets have been considered disposed of since March 27, 2011, the date on which the assets ceased to be used. Since the shut down of the FLO TV business and network, we have been working to sell the remaining assets and exit contracts. Accordingly, the results of operations of the FLO TV business are presented as discontinued operations. Income (loss) from discontinued operations includes share-based payments and excludes certain general corporate expenses allocated to the FLO TV business during the period presented.
Summarized results from discontinued operations were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Revenues	$—	$1	$—	$5
(Loss) income from discontinued operations	$(5)	$1	$1,163	$(502)
Income tax benefit (expense)	2	43	(410)	195
Discontinued operations, net of income taxes	$(3)	$44	$753	$(307)
During the third quarter of fiscal 2011, in connection with the presentation of the FLO TV business as discontinued operations and the requirement to compute the tax effect of discontinued operations on a discrete basis, we recorded a tax benefit of $43 million related to losses incurred in the first and second quarter of fiscal 2011 that were previously included in the calculation of the estimated annual effective tax rate.
Looking Forward
The deployment of 3G networks enables increased voice capacity and higher data rates than prior generation networks, thereby supporting more minutes of use and a wide range of mobile broadband data applications for handsets, 3G connected computing devices and other consumer electronics. Many wireless operators have or are planning to complement their existing 3G networks by deploying OFDMA-based technology, often called 4G, in new wireless spectrum to gain additional capacity for data services. As a result, we expect continued growth in the coming years in consumer demand for 3G and 3G/4G multimode products and services around the world. In addition, we expect an increasing number of devices, such as computers, consumer electronics and networking equipment, to require multiple communications technologies to support a variety of connected applications.
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

•
We expect demand for 28 nanometer integrated circuits to continue to exceed available supply. Accordingly, we expect to continue to experience supply shortages, relative to demand, for our newly introduced 28 nanometer integrated circuit products. We continue to work with our suppliers to increase our supply of 28 nanometer integrated circuits. Our QCT business anticipates a strong first quarter in fiscal 2013 as the supply of 28 nanometer integrated circuits increases and as new 3G and 3G/4G devices are launched for the holiday season.

Further, during the first quarter of fiscal 2013, we expect to implement the previously announced changes to our corporate structure. The revised structure will feature our parent company, Qualcomm Incorporated, which will include our licensing business (the QTL segment), our corporate functions and most of our patent portfolio, and a new wholly-owned subsidiary of Qualcomm Incorporated, Qualcomm Technologies, Inc., which, along with its subsidiaries, will operate substantially all of our research and development activities, as well as our product and services businesses, including our semiconductor business (the QCT segment).
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
Third Quarter of Fiscal 2012 Compared to Third Quarter of Fiscal 2011
Revenues. Total revenues for the third quarter of fiscal 2012 were $4.63 billion, compared to $3.62 billion for the third quarter of fiscal 2011. Revenues from sales of equipment and services for the third quarter of fiscal 2012 increased to $2.95 billion from $2.30 billion for the third quarter of fiscal 2011 primarily due to a $654 million increase in QCT equipment and services revenues. Licensing revenues for the third quarter of fiscal 2012 increased to $1.68 billion from $1.33 billion for the third quarter of fiscal 2011 primarily due to a $336 million increase in QTL revenues.
Cost of Equipment and Services Revenues. Cost of equipment and services revenues for the third quarter of fiscal 2012 was $1.72 billion, compared to $1.28 billion for the third quarter of fiscal 2011. Cost of equipment and services revenues as a percentage of equipment and services revenues was 58% for the third quarter of fiscal 2012, compared to 56% for the third quarter of fiscal 2011. The decrease in margin percentage in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 was primarily attributable to a decrease in QCT gross margin percentage. Cost of equipment and services revenues as a percentage of equipment and services revenues may fluctuate in future periods depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.
Research and Development Expenses. Research and development expenses for the third quarter of fiscal 2012 were $974 million or 21% of revenues, compared to $757 million or 21% of revenues for the third quarter of fiscal 2011. The dollar increase was primarily attributable to a $166 million increase in costs related to the development of integrated circuit products (including connectivity products), next generation technologies and other initiatives to support the acceleration of advanced wireless products and services, including lower-cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third-party operating systems and services platforms, and a $46 million increase in share-based compensation.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of fiscal 2012 were $544 million or 12% of revenues, compared to $475 million or 13% of revenues for the third quarter of fiscal 2011. The dollar increase was primarily attributable to a $21 million increase in costs related to litigation and other legal matters, a $20 million increase in share-based compensation, a $17 million increase in employee-related expenses, and a $10 million increase in patent-related expenses, partially offset by an $11 million decrease in amortization of intangible assets related to the acquisition of Atheros in the third quarter of fiscal 2011.
Other. Other operating expenses for the third quarter of fiscal 2012 included a $7 million goodwill impairment charge related to our Firethorn division.
Net Investment Income. Net investment income was $199 million for the third quarter of fiscal 2012, compared to $161 million for the third quarter of fiscal 2011. The net increase was comprised as follows (in millions):

	Three Months Ended
	June 24, 2012	June 26, 2011	Change
Interest and dividend income:
Corporate and other segments	$149	117	$32
QSI	7	10	(3)
Interest expense	(18)	(29)	11
Net realized gains on investments:
Corporate and other segments	68	73	(5)
QSI	2	—	2
Net impairment losses on investments:
Corporate and other segments	(19)	(5)	(14)
QSI	(2)	(5)	3
Gains on derivative instruments	13	—	13
Equity in losses of investees	(1)	—	(1)
	$199	$161	$38
The increase in interest and dividend income on cash and marketable securities held by corporate and the segments was a result of higher average cash and marketable securities balances and higher interest rates. Gains on derivative instruments primarily related to changes in the fair values of put options issued to noncontrolling interests which have been terminated and derivative instruments held in our marketable securities portfolios classified as trading.
Income Tax Expense. Income tax expense was $375 million for the third quarter of fiscal 2012, compared to $289 million for the third quarter of fiscal 2011. The effective tax rate for the third quarter of fiscal 2012 was 24%, compared to 23% for the third quarter of fiscal 2011. The effective tax rate for the third quarter of fiscal 2012 was higher than the effective tax rate for fiscal 2011 primarily due to lower foreign earnings taxed at rates that are less than the United States federal tax rate as compared to fiscal 2011 partially offset by a reduction in the state tax rate as a result of California tax legislation previously enacted. The effective tax rate for fiscal 2012 only reflects the United States federal research and development credit generated through December 31, 2011, the date on which the credit expired. The effective tax rate for the third quarter of fiscal 2012 of 24% was higher than the expected annual effective tax rate of 20%, primarily due to changes in our estimates related to foreign earnings taxed at rates that are less than the Unites States federal tax rates.
The estimated annual effective tax rate for fiscal 2012 of 20% is less than the United States federal statutory rate primarily due to benefits of approximately 15% related to foreign earnings taxed at less than the United States federal rate. The prior fiscal year rate was lower than the United States federal statutory rate primarily due to benefits related to foreign earnings taxed at less than the United States federal rate, partially offset by state taxes and tax expenses related to the valuation allowance of deferred tax assets to reflect changes in California law.

First Nine Months of Fiscal 2012 Compared to First Nine Months of Fiscal 2011
Revenues. Total revenues for the first nine months of fiscal 2012 were $14.25 billion, compared to $10.84 billion for the first nine months of fiscal 2011. Revenues from sales of equipment and services for the first nine months of fiscal 2012 increased to $9.25 billion from $6.55 billion for the first nine months of fiscal 2011 primarily due to a $2.71 billion increase in QCT equipment and services revenues. Licensing revenues for the first nine months of fiscal 2012 increased to $5.00 billion from $4.29 billion for the first nine months of fiscal 2011 primarily due to a $694 million increase in QTL revenues.
Cost of Equipment and Services Revenues. Cost of equipment and services revenues for the first nine months of fiscal 2012 was $5.26 billion, compared to $3.38 billion for the first nine months of fiscal 2011. Cost of equipment and services revenues as a percentage of equipment and services revenues was 57% for the first nine months of fiscal 2012, compared to 52% for the first nine months of fiscal 2011. The decrease in margin percentage in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 was primarily attributable to a decrease in QCT gross margin percentage.
Research and Development Expenses. Research and development expenses for the first nine months of fiscal 2012 were $2.80 billion or 20% of revenues, compared to $2.14 billion or 20% of revenues for the first nine months of fiscal 2011. The dollar increase was primarily attributable to a $531 million increase in costs related to the development of integrated circuit products (including connectivity products), next generation technologies and other initiatives to support the acceleration of advanced wireless products and services, including lower-cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third-party operating systems and services platforms, and a $117 million increase in share-based compensation.
Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first nine months of fiscal 2012 were $1.64 billion or 12% of revenues, compared to $1.41 million or 13% of revenues for the first nine months of fiscal 2011. The dollar increase was primarily attributable to a $62 million increase in share-based compensation, a $61 million increase in costs related to litigation and other legal matters, a $54 million increase in employee-related expenses, a $30 million increase in selling and marketing expenses, a $21 million increase in patent-related expenses, a $16 million increase in travel expenses, a $14 million increase in occupancy costs and a $12 million increase in foreign currency transaction losses, partially offset by a $55 million decrease in charitable donations. Charitable donations decreased primarily due to the establishment of the Qualcomm Charitable Foundation in the second quarter of fiscal 2011.
Other. Other operating expenses for the first nine months of fiscal 2012 included an $81 million charge related to the payment made to the Indian government in connection with the issuance of the BWA spectrum license and $23 million in goodwill impairment charges related to our Firethorn division. Other operating expenses for the first nine months of fiscal 2011 included a $114 million goodwill impairment charge related to our Firethorn division.
Net Investment Income. Net investment income was $589 million for the first nine months of fiscal 2012, compared to $574 million for the first nine months of fiscal 2011. The net increase was comprised as follows (in millions):

	Nine Months Ended
	June 24, 2012	June 26, 2011	Change
Interest and dividend income:
Corporate and other segments	$413	$369	$44
QSI	18	15	3
Interest expense	(74)	(84)	10
Net realized gains on investments:
Corporate and other segments	185	303	(118)
QSI	29	1	28
Net impairment losses on investments:
Corporate and other segments	(44)	(16)	(28)
QSI	(20)	(10)	(10)
Gains on derivative instruments	87	1	86
Equity in losses of investees	(5)	(5)	—
	$589	$574	$15
The increase in interest and dividend income on cash and marketable securities held by corporate and the segments was a result of higher average cash and marketable securities balances. The decrease in net realized gains on investments in the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011 was primarily due to adjustments in the allocation of our marketable securities portfolios in fiscal 2011. The increase in gains on derivative instruments primarily resulted from a decrease in the fair value of put options sold in connection with our stock repurchase program.
Income Tax Expense. Income tax expense was $993 million for the first nine months of fiscal 2012, compared to $862 million for the first nine months of fiscal 2011. The effective tax rates for the first nine months of both fiscal 2012 and fiscal 2011 were 20%. The effective tax rate for the first nine months of fiscal 2012 reflects a reduced tax benefit as a result of lower foreign earnings taxed at rates that are less than the United States federal tax rate as compared to fiscal 2011, offset by a lower state tax rate as compared to fiscal 2011 due to a reduction in the state tax rate as a result of California tax legislation previously enacted. The annual effective tax rate for fiscal 2011 reflects a tax benefit of $32 million resulting from the retroactive extension of the United States federal research and development tax credit in fiscal 2011. The effective tax rate for fiscal 2012 only reflects the United States federal research and development credit generated through December 31, 2011, the date on which the credit expired.
Our Segment Results for the Third Quarter of Fiscal 2012 Compared to the Third Quarter of Fiscal 2011
The following should be read in conjunction with the third quarter financial results of fiscal 2012 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements, Note 7 - Segment Information.”
QCT Segment. QCT revenues for the third quarter of fiscal 2012 were $2.87 billion, compared to $2.19 billion for the third quarter of fiscal 2011. Equipment and services revenues, mostly related to sales of MSM and accompanying RF and PM integrated circuits, were $2.80 billion for the third quarter of fiscal 2012, compared to $2.15 billion for the third quarter of fiscal 2011. The increase in equipment and services revenues resulted primarily from a $390 million increase related to higher unit shipments, a $209 million increase related to sales of connectivity products, primarily resulting from the acquisition of Atheros on May 24, 2011, and a $37 million increase related to the net effects of changes in product mix and lower average selling prices of such products.(1) Approximately 141 million MSM integrated circuits for CDMA- and OFDMA- based wireless devices were sold during the third quarter of fiscal 2012, compared to approximately 120 million during the third quarter of fiscal 2011.
QCT earnings before taxes for the third quarter of fiscal 2012 were $472 million, compared to $430 million for the third quarter of fiscal 2011. The increase in QCT earnings before taxes was primarily attributable to the increase in QCT revenues, partially offset by the impact of a decrease in gross margin percentage, a $154 million increase in research and development expenses and a $44 million increase in selling, general and administrative expenses. QCT operating income as a percentage of revenues (operating margin percentage) was 16% in the third quarter of fiscal 2012, compared to 20% in the third quarter of fiscal 2011. The decrease in operating margin percentage was primarily due to a decrease in gross margin percentage, partially offset by a higher increase in QCT revenues relative to the increase in research and development expenses. QCT gross margin percentage decreased as a result of the net effects of lower average selling prices, unfavorable product mix and higher product support costs, partially offset by a decrease in average unit costs. Starting with acquisitions in the third quarter of fiscal 2011, expenses related to the step-up of acquired inventories to fair value and amortization of acquired intangible assets are not allocated to our operating segments. Expenses related to acquisitions assigned to QCT that were not included in QCT’s earnings before taxes were $59 million in the third quarter of fiscal 2012, compared to $77 million in the third quarter of fiscal 2011.
QTL Segment. QTL revenues for the third quarter of fiscal 2012 were $1.59 billion, compared to $1.26 billion for the third quarter of fiscal 2011. The $336 million increase in revenues was primarily due to an increase in sales of CDMA-based devices by licensees and higher average royalties per unit of CDMA-based devices. QTL earnings before taxes for the third quarter of fiscal 2012 were $1.41 billion, compared to $1.09 billion for the third quarter of fiscal 2011. QTL operating margin percentage was 88% in the third quarter of fiscal 2012, compared to 87% in the third quarter of fiscal 2011.
QWI Segment. QWI revenues for the third quarter of fiscal 2012 were $160 million, compared to $164 million for the third quarter of fiscal 2011. QWI loss before taxes for the third quarter of fiscal 2012 was $6 million, compared to $13 million for the third quarter of fiscal 2011. The $7 million decrease in QWI loss before taxes was primarily attributable to a $12 million decrease in QIS operating loss, partially offset by a $3 million increase in our Firethorn division’s operating loss. The Firethorn operating loss included a $7 million goodwill impairment charge in the third quarter of fiscal 2012.
QSI Segment. QSI loss before taxes from continuing operations for the third quarter of fiscal 2012 was $16 million, compared to $30 million for the third quarter of fiscal 2011. The $14 million decrease in QSI loss before taxes from continuing operations was primarily attributable to an $11 million decrease in interest expense as a result of capitalizing interest starting in the third quarter of fiscal 2012 related to the BWA network build-out.
Our Segment Results for the First Nine Months of Fiscal 2012 Compared to the First Nine Months of Fiscal 2011
The following should be read in conjunction with the first nine months financial results of fiscal 2012 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements, Note 7 - Segment Information.”
QCT Segment. QCT revenues for the first nine months of fiscal 2012 were $9.01 billion, compared to $6.27 billion for the first nine months of fiscal 2011. Equipment and services revenues, mostly related to sales of MSM and accompanying RF and PM integrated circuits, were $8.83 billion for the first nine months of fiscal 2012, compared to $6.12 billion for the first nine months of fiscal 2011. The increase in equipment and services revenues primarily resulted from a $1.59 billion increase related to higher unit shipments, a $793 million increase related to sales of connectivity products, primarily resulting from the acquisition of Atheros in the third quarter of fiscal 2011, and a $280 million increase related to the net effects of changes in product mix and lower average selling prices of such products.(1) Approximately 449 million MSM integrated circuits for CDMA- and OFDMA- based wireless devices were sold during the first nine months of fiscal 2012, compared to approximately 356 million during the first nine months of fiscal 2011.
QCT earnings before taxes for the first nine months of fiscal 2012 were $1.81 billion, compared to $1.49 billion for the first nine months of fiscal 2011. The increase in QCT earnings before taxes was primarily attributable to the increase in QCT revenues, partially offset by the impact of a decrease in gross margin percentage, a $512 million increase in research and development expenses and a $142 million increase in selling, general and administrative expenses. QCT operating income as a percentage of revenues (operating margin percentage) was 20% in the first nine months of fiscal 2012, compared to 24% in the first nine months of fiscal 2011. The decrease in operating margin percentage was primarily due to a decrease in gross margin percentage, partially offset by a higher increase in QCT revenues relative to the increase in research and development expenses. QCT gross margin percentage decreased as a result of the net effects of lower average selling prices, unfavorable product mix and higher product support costs, partially offset by a decrease in average unit costs. Expenses related to acquisitions assigned to QCT that were not included in QCT’s earnings before taxes were $174 million in the first nine months of fiscal 2012, compared to $77 million in the first nine months of fiscal 2011.
QTL Segment. QTL revenues for the first nine months of fiscal 2012 were $4.76 billion, compared to $4.06 billion for the first nine months of fiscal 2011. During the second quarter of fiscal 2011, we entered into agreements with two licensees to settle disputes, including an arbitration proceeding with Panasonic, and recorded $401 million in revenues related to prior quarters. The $1.10 billion increase in revenues (before the $401 million offset) was primarily due to an increase in sales of CDMA-based devices by licensees and higher average royalties per unit of CDMA-based devices. QTL earnings before taxes for the first nine months of fiscal 2012 were $4.22 billion, compared to $3.56 billion for the first nine months of fiscal 2011. QTL operating margin percentage was 89% in the first nine months of fiscal 2012, compared to 88% in the first nine months of fiscal 2011.
QWI Segment. QWI revenues for the first nine months of fiscal 2012 were $471 million, compared to $493 million for the first nine months of fiscal 2011. The decrease in QWI revenues was primarily due to an $18 million decrease in QES revenues attributable to lower shipments of mobile information units and lower services revenues. QWI loss before taxes for the first nine months of fiscal 2012 was $15 million, compared to $147 million for the first nine months of fiscal 2011. QWI operating expenses for the first nine months of fiscal 2012 and 2011 included $23 million and $114 million, respectively, in goodwill impairment charges related to our Firethorn division. The $41 million decrease in QWI loss before taxes, excluding these charges, was primarily attributable to a $23 million decrease in Firethorn operating loss (before the impairment charges) and a $23 million decrease in QIS operating loss.
QSI Segment. QSI loss before taxes from continuing operations for the first nine months of fiscal 2012 was $149 million, compared to $97 million for the first nine months of fiscal 2011. QSI operating expenses for the first nine months of fiscal 2012 included $81 million related to the payment made to the Indian government in connection with issuance of the BWA spectrum license. The $29 million decrease in QSI loss before taxes from continuing operations, excluding this charge, was primarily attributable to a $28 million increase in net realized gains on investments.

(1)
Starting in the second quarter of fiscal 2012, we updated the method we use to quantify the dollar impact of changes in QCT unit shipments as compared to the impact of changes in product mix and changes in product prices. The information presented for the first nine months of fiscal 2012 was calculated using the updated method.

Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $26.5 billion at June 24, 2012, an increase of $5.6 billion from September 25, 2011. This increase included $1.9 billion in proceeds from the sale of substantially all of our 700 MHz spectrum and $1.4 billion in proceeds from the issuance of common stock under our equity compensation plans. Our cash, cash equivalents and marketable securities at June 24, 2012 consisted of $9.6 billion held domestically and $16.9 billion held by foreign subsidiaries. Of the amount of cash, cash equivalents and marketable securities held by our foreign subsidiaries at June 24, 2012, $15.8 billion is indefinitely reinvested and would be subject to material tax effects if repatriated. Due to tax and accounting considerations, we derive liquidity for operations primarily from domestic cash flow and investments held domestically. Total cash provided by operating activities increased to $4.6 billion during the first nine months of fiscal 2012, compared to $3.1 billion during the first nine months of fiscal 2011.
During the first nine months of fiscal 2012, we repurchased 8,606,000 shares of our common stock for $471 million. In connection with our stock repurchase program, we had one put option outstanding at June 24, 2012, which was sold in fiscal 2011, with an expiration date during fiscal 2012 that may require us to repurchase 4,000,000 shares of our common stock upon exercise for $176 million, net of premiums received. Any shares repurchased are retired. At June 24, 2012, approximately $3.5 billion remained available for repurchase under our stock repurchase program, net of the put option outstanding. Since June 24, 2012, we repurchased and retired 11,251,000 shares of our common stock for $617 million. The stock repurchase program has no expiration date. We continue to evaluate repurchases as a means of returning capital to stockholders, subject to our periodic determinations that repurchases are in the best interest of our stockholders.
We paid cash dividends totaling $429 million, or $0.25 per share on June 20, 2012. On July 6, 2012, we announced a cash dividend per share of $0.25 per share on our common stock, payable on September 26, 2012 to stockholders of record as of September 7, 2012. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to our periodic determinations that cash dividends are in the best interests of our stockholders.
Accounts receivable increased 5% during the third quarter of fiscal 2012. Days sales outstanding, on a consolidated basis, were 24 days at June 24, 2012, compared to 22 days at March 25, 2012. The increase in accounts receivable and the related days sales outstanding were primarily due to the effects of timing of shipments and customer payments for receivables related to integrated circuits.
We believe our current cash and cash equivalents, marketable securities and our expected cash flow generated from operations will provide us with flexibility and satisfy our working and other capital requirements over the next fiscal year and beyond based on our current business plans.

•
Our research and development expenditures were $2.8 billion in the first nine months of fiscal 2012 and $3.0 billion in fiscal 2011, and we expect to continue to invest heavily in research and development for new technologies, applications and services for voice and data communications, primarily in the wireless industry.

•
Capital expenditures were $1.0 billion in the first nine months of fiscal 2012 and $593 million in fiscal 2011. Capital expenditures are higher in fiscal 2012 as compared to fiscal 2011 primarily due to more than $500 million in capital expenditures estimated for fiscal 2012 related to the construction of a new manufacturing facility in Taiwan for our QMT division. The facility is primarily being funded using cash held by foreign subsidiaries. We expect to continue to incur capital expenditures in the future to support our business, including research and development activities. Future capital expenditures may be impacted by transactions that are currently not forecasted.

•
Our purchase obligations for the remainder of fiscal 2012 and for fiscal 2013, some of which relate to research and development activities and capital expenditures, totaled $1.9 billion and $320 million, respectively, at June 24, 2012.

•
The acquisition of Atheros in fiscal 2011 was more significant than others we have made in the past. We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly, to open new opportunities for our technologies, obtain development resources, grow our patent portfolio or pursue new business.

•
We have loan and debenture obligations in the aggregate of $968 million related to the BWA spectrum won in India that are denominated in Indian rupees. At June 24, 2012, loans in the aggregate of $504 million are due and payable in full on December 18, 2012, and $464 million in debentures, including accrued interest, are due and payable in full on June 25, 2017. The loans bear interest at rates that are reset quarterly (ranging from 10.25% to 10.75% at June 24, 2012); interest payments are due monthly. The debentures bear interest at an agreed-upon annual rate, which is compounded annually and reset semi-annually beginning on June 25, 2013 (10.25% at June 24, 2012) with interest due upon redemption. However, each holder has the right to demand redemption of its portion of the debentures outstanding on June 25, 2013 subject to sufficient prior written notice. As a result, the debentures were classified as a component of current liabilities.

Contractual Obligations/Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. Our consolidated balance sheet at June 24, 2012 included an aggregate of $504 million and $464 million in loans and debentures, respectively, that are payable in full in Indian rupees on December 18, 2012 and June 25, 2017, respectively. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).
Additional information regarding our financial commitments at June 24, 2012 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 4 — Income Taxes,” “Note 6 — Commitments and Contingencies” and “Note 8 — Discontinued Operations.”
Future Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board revised the authoritative guidance for comprehensive income to require an entity to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminated the option to present the components of other comprehensive income as part of the statement of equity. The guidance will be effective for us beginning in the first quarter of fiscal 2013 and should be applied retrospectively. The adoption of the guidance will impact the presentation of the financial statements but will not impact our financial position, results of operations or cash flows.
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
Our business is dependent on our ability to increase our share of components sold and to continue to drive the adoption of our products and services into 3G, 3G/4G multimode and 4G wireless devices and networks. We are also dependent on the success of our customers, licensees and CDMA- and OFDMA-based wireless operators and other industries using our technologies, as well as the timing of their deployment of new services, and they may incur lower gross margins on products or services based on these technologies than on products using alternative technologies as a result of greater competition or other factors. If commercial deployment of these technologies, upgrade of 2G subscribers to 3G devices or upgrades to 3G, 3G/4G multimode or 4G wireless communications equipment, products or services based on these technologies do not continue or are delayed, our revenues could be negatively impacted, and our business could suffer.
Our licensing revenues can be impacted by the deployment of other technologies in place of technologies based on CDMA, OFDMA and their derivatives or by the need to extend certain existing license agreements to cover additional later patents.
Although we own a very strong portfolio of issued and pending patents related to GSM, GPRS, EDGE, OFDM, OFDMA, WLAN and Multiple Input, Multiple Output (MIMO) technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing income as our CDMA licensing program. Many wireless operators are investigating or have selected LTE (or to a lesser extent WiMAX) as next-generation technologies for deployment in existing or future wireless spectrum bands as complementary to their existing CDMA-based networks. Although we believe that our patented technology is essential and useful to implementation of the LTE and WiMAX industry standards and have granted royalty-bearing licenses to more than 25 companies (including LG, Nokia and Samsung) to make and sell products implementing those standards but not implementing 3G standards, the royalty rates for such products are generally lower than our royalty rates for 3G products (whether or not such 3G products also incorporate a LTE or WiMAX mode of operation), and therefore, we might not achieve the same licensing revenues on such LTE or WiMAX products as on CDMA-based or multimode CDMA/OFDMA-based products.
The licenses granted to and from us under a number of our license agreements include only patents that are either filed or issued prior to a certain date and, in a small number of agreements, royalties are payable on those patents for a specified time period. As a result, there are agreements with some licensees where later patents are not licensed by or to us or royalties are not owed to us under such license agreements after the specified time period. In order to license or to obtain a license to such later patents, or to receive royalties after the specified time period, we will need to extend or modify such license agreements or enter into new license agreements with such licensees. We might not be able to modify those license agreements, or enter into new license agreements, in the future without affecting the material terms and conditions of our license agreements with such licensees, and such modifications may impact our revenues.
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
Certain of our software and our suppliers’ software may contain or may be derived from “open source” software, and we have seen, and believe we will continue to see, an increase in customers requesting that we develop products, including software associated with our chipsets, that will incorporate open source software elements and operate in an open source environment, which, under certain open source licenses, may offer accessibility to a portion of a product’s source code and may expose related intellectual property to adverse licensing conditions. Licensing of such software may impose certain obligations on us if we were to distribute derivative works of the open source software. For example, these obligations may require us to make source code for the derivative works available to our customers in a manner that allows them to make such source code available to their customers, or license such derivative works under a particular type of license that is different than what we customarily use to license our software. Developing open source products, while adequately protecting the intellectual property rights upon which our licensing business depends, may prove burdensome and time-consuming under certain circumstances, thereby placing us at a competitive disadvantage for new product designs. Also, our use and our customers’ use of open source software may subject our products and our customers’ products to governmental scrutiny and delays in product certification, which could cause customers to view our products as less desirable than our competitors’ products. While we believe we have taken appropriate steps and employed adequate controls to protect our intellectual property rights, our use of open source software presents risks that could have an adverse effect on these rights and on our business.
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
Although we have more than 215 licensees, our QTL segment derives a significant portion of licensing revenues from a limited number of licensees. Our future success depends upon the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain customer acceptance. We have little or no control over the sales efforts of our licensees, and our licensees might not be successful. Reductions in the average selling price of wireless devices sold by our major licensees, without a sufficient increase in the volumes of such devices sold, could have an adverse effect on our revenues.
Efforts by some communications equipment manufacturers or their customers to avoid paying fair and reasonable royalties for the use of our intellectual property may create uncertainty about our future business prospects, may require the investment of substantial management time and financial resources, and may result in legal decisions and/or actions by foreign governments, U.S. government agencies, Standards Development Organizations (SDOs) or other industry groups that harm our business.
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
Some companies or entities have proposed significant changes to existing intellectual property policies for implementation by SDOs and other industry organizations, some of which would require a maximum aggregate intellectual property royalty rate for the use of all essential patents owned by all of the member companies to be applied to the selling price of any product implementing the relevant standard. They have further proposed that such maximum aggregate royalty rate be apportioned to each member company with essential patents based upon the number of essential patents held by such company. Others have proposed that injunctions not be an available remedy for infringement of essential patents and/or have made proposals that could severely limit damage awards and other remedies by courts for patent infringement. A number of these strategies are purportedly based on interpretations of the policies of certain SDOs concerning the licensing of patents that are or may be essential to industry standards and our and/or other companies’ alleged failure to abide by these policies. There is a risk that relevant courts or governmental agencies will interpret some or all of those proposals in a manner adverse to our interests. If such proposals and strategies continue and are successful in the future, our business model would be harmed, either by artificially limiting our return on investment with respect to new technologies or forcing us to work outside of the SDOs or such other industry groups to promote our new technologies, and our results of operations could be negatively impacted. As well, the legal and other costs associated with defending our position have been and continue to be significant. We assume that such challenges, regardless of their merits, will continue into the foreseeable future and may require the investment of substantial management time and financial resources to explain and defend our position.
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
We purchase raw materials, component parts, subassemblies and specialized manufacturing equipment from our suppliers and contract with separate suppliers for probe, assembly, test and other services in the manufacture of our product inventories. A reduction, interruption, delay or limitation in our product supply source, a failure by our suppliers to provide or allocate adequate manufacturing or test capacity for our products or their inability to react to shifts in product demand or an increase in raw material or component prices could have an adverse effect on our ability to meet customer demands, our business and/or our profitability. The loss of a supplier or the inability of a supplier to meet performance and quality specifications or delivery schedules could harm our ability to meet our delivery obligations to our customers and negatively impact our revenues, business operations and ability to compete for future business. In the event of a loss of, or a decision to change, a supplier, qualifying a new foundry supplier and commencing volume production or testing could cause us to incur additional expense and production delays, resulting in possible loss of customers.
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
QCT Segment. Although we have entered into long-term contracts with our suppliers, these contracts generally do not provide for long-term capacity commitments, except as may be provided in a particular purchase order that has been accepted by our supplier. To the extent that we do not have firm commitments from our suppliers over a specific time period, or for any specific quantity, our suppliers may allocate, and in the past have allocated, capacity to the production and testing of products for their other customers while reducing or limiting capacity to manufacture or test our products. Accordingly, capacity for our products may not be available when we need it or at reasonable prices. We have experienced and are currently experiencing capacity limitations from our suppliers, resulting in supply constraints and our inability to meet certain customer demand, as well as increased operating expenses as we attempt to facilitate additional supply. The readiness of our foundry suppliers to support transitions to smaller geometry process technologies could also impact our ability to meet customer demand, increase our operating expenses and subject us to the risk of excess inventories. Our inability to meet customer demand and/or the additional operating expenses that we incur because of these or other supply constraints could negatively impact our business, our revenues and our results of operations.
QMT Division. Our QMT division needs to further develop its business relationships with raw materials and component supply partners to support the manufacture of IMOD products. We depend on certain raw materials, components and specialized manufacturing equipment, primarily from suppliers in Taiwan, Japan and South Korea, to produce our IMOD products, and we may not be able to obtain sufficient quantities and acceptable quality of raw materials, components and equipment in the future to support commercial production. The effect of these supplier-related risks could negatively impact the adoption of the IMOD technology.
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
We engage in acquisitions or strategic transactions or make investments with the goal of maximizing stockholder value. We acquire businesses and other assets, including wireless spectrum, patents and other intangible assets, enter into joint ventures or other strategic transactions and purchase equity and debt securities, including minority interests in publicly-traded and private companies. Many of our strategic investments are in early-stage companies to expand the wireless industry and promote the global adoption of CDMA- or OFDMA-based technologies and related services. Most of our acquisitions or strategic investments entail a high degree of risk and will not become liquid until more than one year from the date of investment, if at all. Our acquisitions or strategic investments (either those we have completed or may undertake in the future) may not generate financial returns or result in increased adoption or continued use of our technologies. In some cases, we may be required to consolidate or record our share of the earnings or losses of companies in which we have acquired ownership interests. Our share of any losses will adversely affect our financial results until we exit from or reduce our exposure to these investments.
Achieving the anticipated benefits of business acquisitions, such as our acquisition of Atheros, depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, including, among others: retaining key employees; successfully integrating new employees, business systems and technology; retaining customers and suppliers of the acquired business; minimizing the diversion of management’s attention from ongoing business matters; coordinating geographically separate organizations; consolidating research and development operations; and consolidating corporate and administrative infrastructures. We may not derive any commercial value from acquired technology, products and intellectual property or from future technologies and products based on the acquired technology and/or intellectual property, and we may be subject to liabilities that are not covered by indemnification protection we may obtain. Additionally, we may not be successful in expanding into geographic regions and/or categories of products served by or adjacent to an acquired business and in addressing potential new opportunities that may arise out of the combination. Due to our inexperience with products and/or geographic regions served by acquired businesses, we may overestimate the benefits, including product and other synergies and growth opportunities that we expect to realize, and we may fail to achieve them. For example, Atheros’ business has focused on LAN connectivity and products for WLAN (also referred to as WiFi) and other technologies primarily for networking, computing and other consumer electronic devices. We may not realize the expected return on our investment in Atheros if we do not effectively execute upon the product and business strategies and/or other opportunities created by the acquisition.
Our QMT division’s business does not currently generate operating income and may not succeed or its operating results may not meet our expectations.
While we continue to believe our QMT division’s IMOD display technology will offer compelling advantages to users of displays, other technologies may continue to improve in ways that reduce the advantages we anticipate. Sales of flat panel displays are currently dominated, and we believe will likely continue to be dominated for some time, by displays based on liquid crystal display (LCD) technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of, LCDs. Additionally, several other flat panel display technologies have been, or are being, developed, including technologies for the production of organic light-emitting diode (OLED), field emission, inorganic electroluminescence, gas plasma and vacuum fluorescent displays. In each case, advances in LCD or other flat panel display technologies could result in technologies that are more cost effective, have fewer display limitations or can be brought to market faster than our IMOD technology. These advances in competing technologies might cause device manufacturers to avoid entering into commercial relationships with us or to not renew planned or existing relationships with us.
During the third quarter of fiscal 2012, we updated the business plan and related internal forecasts for our QMT division to reflect a focus on licensing our next generation IMOD display technology while directly commercializing only certain IMOD products. We may not evolve our QMT division into a successful licensing business or IMOD product supplier if we are unable to develop our IMOD display technology to meet market demands or to cost-effectively manufacture and commercialize our IMOD products, among other factors. In addition, we have limited experience commercializing IMOD products, and we may be unsuccessful in selling such products. Our QMT division had $1.3 billion in assets (including $136 million in goodwill) at June 24, 2012. If we do not expect to achieve or do not achieve the cash flows anticipated in QMT’s updated business plan, our assets may become impaired, negatively impacting our operating results, and we may not meet future earnings projections related to this business.
Currency fluctuations could negatively affect future product sales or royalty revenues, harm our ability to collect receivables or increase the U.S. dollar cost of the activities of our foreign subsidiaries and international strategic investments.
Our international customers sell their products throughout the world in various currencies. Consolidated revenues from international customers as a percentage of total revenues were greater than 90% in the first nine months of fiscal 2012 and in each of the last three fiscal years. We are exposed to risk from fluctuations in currencies that could negatively affect our operating results. Adverse movements in currency exchange rates may negatively affect our business due to a number of situations, including the following, among others:

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

•	Our loan and debenture obligations are denominated in Indian rupees. If the U.S. dollar weakens, additional cash may be required to settle this obligation and the related interest;

•	Currency exchange rate fluctuations may reduce the U.S. dollar value of our marketable securities that are denominated directly or indirectly in foreign currencies; and

•	Certain suppliers may price goods in currencies other than the U.S. dollar. A weakening dollar would result in higher than expected costs for these goods.
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
One of our subsidiaries in India holds BWA spectrum that will be used to operate a wireless network. Bharti Airtel Limited (Bharti), an Indian wireless network operator, holds a 49% interest in this and other subsidiaries formed to operate the wireless network (the BWA subsidiaries). Our license to use the BWA spectrum is subject to minimum build-out requirements to be met within 3.5 years of the effective date of the license. If we do not meet these requirements, the Government of India’s Department of Telecommunications could impose a fine or could rescind the license in the area(s) in which the build-out requirements are not met. There are also other contingencies, including unexpected regulatory delays or conditions, which could adversely impact our ability to successfully and timely exit the BWA subsidiaries as anticipated.
Laws, regulations and standards relating to corporate governance, business conduct, public disclosure and health care are complex and changing and may create uncertainty regarding compliance matters. Laws, regulations and standards are subject to varying interpretations in many cases, and their application in practice may evolve over time. As a result, our efforts to comply may fail, particularly if there is ambiguity as to how they should be applied in practice. Evolving interpretations of legal requirements may cause us to incur higher costs as we revise current practices, policies and/or procedures and may divert management time and attention to compliance activities.
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
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2011 Annual Report on Form 10-K. At June 24, 2012, there have been no other material changes to the market risks described at September 25, 2011 except as described below. Additionally, we do not anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
Interest Rate Risk. The following table provides information about our interest-bearing cash and cash equivalents, marketable securities, loans and debentures that are sensitive to changes in interest rates. The table presents principal cash flows, weighted-average yield at cost and contractual maturity dates. Additionally, we have assumed that the interest-bearing securities are similar enough within the specified categories to aggregate the securities for presentation purposes.

Interest Rate Sensitivity Principal Amount by Expected Maturity Average Interest Rates (Dollars in millions)

	2012	2013	2014	2015	2016	Thereafter	No Single Maturity	Total
Fixed interest-bearing securities:
Cash and cash equivalents	$1,309	$—	$—	$—	$—	$—	$—	$1,309
Interest rate	0.3%
Trading securities:
Investment grade	$200	$99	$521	$20	$12	$74	$23	$949
Interest rate	0.0%	2.7%	2.3%	3.7%	3.6%	3.9%	4.7%
Non-investment grade	$—	$2	$7	$6	$28	$13	$13	$69
Interest rate		7.9%	8.0%	7.7%	7.7%	7.7%	4.7%
Other marketable securities:
Investment grade	$892	$1,475	$1,402	$1,616	$653	$1,080	$3,687	$10,805
Interest rate	0.5%	1.2%	2.1%	1.5%	2.8%	4.2%	1.8%
Non-investment grade	$1	$34	$20	$79	$138	$1,147	$335	$1,754
Interest rate	6.2%	4.3%	10.3%	10.1%	9.2%	7.9%	6.6%
Floating interest-bearing securities:
Cash and cash equivalents	$1,098	$—	$—	$—	$—	$—	$—	$1,098
Interest rate	0.2%
Trading securities:
Investment grade	$—	$3	$14	$—	$—	$2	$41	$60
Interest rate		0.9%	1.6%			6.4%	2.5%
Non-investment grade	$—	$—	$—	$—	$1	$2	$22	$25
Interest rate					7.8%	1.0%	2.8%
Other marketable securities:
Investment grade	$75	$749	$1,146	$68	$37	$511	$811	$3,397
Interest rate	0.8%	1.1%	1.2%	1.5%	1.5%	8.2%	2.4%
Non-investment grade	$—	$21	$84	$103	$168	$1,371	$1,194	$2,941
Interest rate		5.7%	6.3%	6.6%	5.4%	6.1%	4.8%
Loans and debentures(1)	$—	$968	$—	$—	$—	$—	$—	$968
Floating interest rate		10.3%
_______________________________

(1)	Denominated in Indian rupees.
Cash and cash equivalents and marketable securities are recorded at fair value. The loans and debentures approximate fair value.

ITEM 4.	CONTROLS AND PROCEDURES
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
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the third quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have provided updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. To reflect the various developments regarding assignment of the BWA spectrum to our subsidiary in India, we revised the risk factor entitled:

•
“We are subject to government regulations. Our business may suffer as a result of changes in laws or regulations, our failure or inability to comply with laws or regulations or adverse rulings in enforcement or other proceedings.”

To reflect updates to the QMT business plan, we revised the risk factor entitled:

•	"Our QMT division's business does not currently generate operating income and may not succeed or its operating results may not meet our expectations.

Other than with respect to these revisions, we do not believe the updates made this quarter to the Risk Factors have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the third quarter of fiscal 2012, we repurchased shares of our common stock as follows (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)(3)
March 26, 2012 to April 22, 2012	—	$—	—	$4,000,000
April 23, 2012 to May 20, 2012	—	—	—	4,000,000
May 21, 2012 to June 24, 2012	6,560	56.78	6,560	3,627,490
Total	6,560	$56.78	6,560	$3,627,490
(1) Average Price Paid Per Share excludes cash paid for commissions.
(2) On March 6, 2012, we announced that we had been authorized to repurchase up to $4.0 billion of our common stock. At June 24, 2012, $3.5 billion remained available for repurchase, net of shares that may be repurchased subject to an outstanding put option. The stock repurchase program has no expiration date.
(3) The approximate dollar value of shares that may yet be purchased has not been reduced by $176 million (net of the premium received) for 4,000,000 shares that may be repurchased related to a put option that we sold during fiscal 2011.

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

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Paul E. Jacobs.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for William E. Keitel.
101.INS	XBRL Instance Document. (6)
101.SCH	XBRL Taxonomy Extension Schema. (6)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (6)
101.LAB	XBRL Taxonomy Extension Labels Linkbase. (6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (6)
101.DEF	XBRL Taxonomy Extension Definition Linkbase. (6)
_______________________________

(1)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 30, 2005.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 11, 2012.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 30, 2005.

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 12, 2006.

(6)	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
/s/ William E. Keitel
William E. Keitel
Executive Vice President and Chief Financial Officer

Dated: July 18, 2012