Form 10-K
period 2012-09-30
QUALCOMM INC/DE
filed 2012-11-07
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 25, 2012 was $113,918,365,564, based upon the closing price as reported on the NASDAQ Global Select Market.
The number of shares outstanding of the registrant’s common stock was 1,704,029,150 at November 5, 2012.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2013 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report.

QUALCOMM INCORPORATED
Form 10-K
For the Fiscal Year Ended September 30, 2012

TRADEMARKS
Qualcomm, QES, QChat, Brew, Snapdragon, gpsOne, MSM and Plaza are trademarks of Qualcomm Incorporated, registered in the United States and other countries. Xiam is a trademark of Xiam Technologies Limited, registered in the United States and other countries. iZat and Wireless Reach are trademarks of Qualcomm Incorporated. Hy-Fi is a trademark of Qualcomm Atheros, Inc. Firethorn is a trademark of Firethorn Mobile, Inc.
Other products and brand names may be trademarks or registered trademarks of their respective owners.

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
We incorporated in 1985 under the laws of the state of California. In 1991, we reincorporated in the state of Delaware. We operate and report using a 52-53 week fiscal year ending the last Sunday in September. Our 52-week fiscal years consist of four equal quarters of 13 weeks each, and our 53-week fiscal years consist of three 13-week fiscal quarters and one 14-week fiscal quarter. The financial results for our 53-week fiscal years and our 14-week fiscal quarters will not be exactly comparable to our 52-week fiscal years and our 13-week fiscal quarters. The fiscal year ended September 30, 2012 included 53 weeks. The fiscal years ended September 25, 2011 and September 26, 2010 both included 52 weeks.
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
We also continue our leading role in the development and commercialization of Orthogonal Frequency Division Multiple Access (OFDMA)-based technologies for which we have substantial intellectual property. Sales of multimode CDMA and LTE (which stands for "Long Term Evolution" and is an OFDMA-based standard for cellular wireless communication applications) subscriber devices have grown significantly during the past year. Our CDMA licensees’ sales of such multimode CDMA and OFDMA devices are covered by their existing CDMA license agreements with us. We have also licensed companies to make and sell OFDMA products that do not also implement CDMA, and more than 30 companies (including LG, Nokia and Samsung) have royalty-bearing licenses under all or a portion of our patent portfolio for use in such OFDMA single-mode products.
Our Revenues. We generate revenues by selling products and services, which include:

•	integrated circuits (also known as chips or chipsets) and Radio Frequency (RF) and Power Management (PM) chips and system software used in mobile devices and in wireless networks;

•	integrated circuits for use in wired devices, particularly broadband gateway equipment, desktop computers, televisions and Blu-ray players;

•	equipment, software and services used by companies, including those in the transportation industry and governments, to wirelessly manage their assets and workforce;

•	software products and services for content enablement across a wide variety of platforms and devices for the wireless industry;

•	software products and services that enable mobile commerce services; and

•	software and hardware development services.
We also generate revenues by licensing portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products.
Our Integrated Circuits Business. We develop and supply integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products. Our integrated circuit products and system software are sold to and/or licensed to manufacturers that use our products in wireless devices, particularly mobile phones, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, data cards and infrastructure equipment, and in wired devices, particularly broadband gateway equipment, desktop computers, televisions and Blu-ray players. The Mobile Station Modem (MSM) integrated circuits, which include the Mobile Data Modem, Qualcomm Single Chip and Qualcomm Snapdragon processor-based devices, perform the core baseband modem functionality in wireless devices providing voice and data communications, as well as multimedia applications and global positioning functions. In addition, our Snapdragon processors provide advanced application and graphics processing capabilities. Our system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. Our infrastructure equipment Cell Site Modem (CSM) integrated circuits and system software perform wireless standards-compliant processing of voice and data signals in the wireless operator’s base station equipment to and from wireless devices. Because of our experience in designing and developing CDMA- and OFDMA-based products, we not only design the baseband integrated circuit, but the supporting system as well, including the RF devices, PM devices and accompanying software products. This approach enables us to optimize the performance of the wireless device with improved product features and integration with the network system. We also provide support, including reference designs and tools, to enable our customers to reduce the time required to design their products and bring their products to market faster. We plan to add additional features and capabilities to our integrated circuit products to help our customers reduce the cost and size of their products, to simplify our customers’ design processes and to enable more wireless devices and services.
Our Licensing Business. Our patent portfolio includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products. We grant licenses to use portions of our intellectual property portfolio to manufacturers of wireless products, such as mobile devices, also known as subscriber units, which include handsets, other consumer devices (e.g., tablets, personal computers, e-readers), machine-to-machine devices (e.g., telematics devices, meter reading devices) and data modem cards, the infrastructure equipment required to establish and operate a network, and equipment to test networks and subscriber units. In partial consideration for such licenses, we collect fixed license fees (payable in one or more installments) and ongoing royalties on products sold by our licensees that incorporate our patented technologies.
Our Asset Tracking and Services Business. We design, manufacture and sell equipment, license software and provide services to our customers to manage their assets, products and workforce. We offer satellite- and terrestrial-based two-way wireless information and position location services to transportation and logistics fleets to enable our customers to track the location and monitor the performance of their assets and to deliver and collect data with their personnel.
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
Our Mobile Commerce Business. In fiscal 2012, we began a pilot of a new product application trademarked as Pay, which is marketed on a standalone basis to quick serve restaurants and retailers. The Pay service enables consumers to make payments to quick serve restaurants and retailers on their mobile devices at the point of sale.
Our Other Businesses. We continue to invest in display and other product and services initiatives. We intend to license our next generation interferometric modulator (IMOD) display technology in the future, while we continue to develop and directly commercialize only certain IMOD consumer-targeted mobile products. Our IMOD display technology, based on a micro-electro-mechanical-systems (MEMS) structure combined with thin film optics, is intended to provide performance and power consumption benefits as compared to other display technologies.

Wireless Communications Industry
Use of wireless telecommunications devices has increased dramatically in the past decade. According to Wireless Intelligence estimates as of November 5, 2012, the number of worldwide mobile connections is expected to reach approximately 6.6 billion by the end of 2012 and approximately 8.3 billion by 2016. Growth in the early days of wireless communications was driven by the need to make voice calls in a mobile environment. More recently, increases in demand are primarily driven by the desire to have access to high-speed data services in a mobile environment. This is evidenced by the widespread deployments of 3G (third generation) across the globe and strong traction for 4G (fourth generation). Each generation has enabled successively higher data transmission rates. According to Wireless Intelligence estimates, the number of global 3G/4G connections reached 1.9 billion and is expected to reach approximately 4.0 billion in 2016. (3G/4G includes 3G, 4G and multimode 3G/4G technologies.) There are several drivers for the growth in 3G/4G, including but not limited to:

•	consumer awareness and desire for data services;

•	consumer demand for data-centric smartphone devices;

•	emergence of new data devices;

•	mature 3G networks with high data rates;

•	deployments of higher-data rate 4G in developed regions; and

•	growth of 3G in emerging regions.
The last few years have witnessed a significant increase in the consumer’s awareness and willingness to use mobile data services. Applications such as email, access to the mobile Internet, downloading of videos and social networking are driving the demand for 3G/4G services and more capable devices.
According to reports from the CDMA Development Group and the Global mobile Suppliers Association (GSA), as of November 2012, approximately 800 wireless networks now support 3G globally, a sign that wireless operators are making network investments to address the growing demand for wireless data. Wireless operators are continuing to make network investments by upgrading their networks. According to GSA, all of the global WCDMA operators have upgraded their networks to offer High Speed Packet Access (HSPA) services, and 50% of HSPA operators have launched HSPA+, an evolution of HSPA. GSA also reports that more than 110 commercial networks support 4G LTE (Long Term Evolution). With support for higher data rates and increased capacity, networks are expected to evolve to keep up with the growing demand for wireless data.
The mobile Internet is helping increase demand for 3G/4G smartphones as the ability to access data is simplified and enhanced when using a smartphone. In the early days of the smartphone, these devices were designed primarily for high-end business users. However, innovation and competition are helping to make available a broader set of devices that provide compelling user experiences at consumer acceptable price points, which make such devices more accessible by a larger portion of the subscriber base.
The need to stay connected anywhere, anytime is helping drive demand for data connectivity on notebook and netbook computers with either embedded 3G/4G connectivity or via an external 3G/4G USB modem. New device categories, such as tablets and e-readers, have also emerged over the last few years. These new devices take advantage of the capabilities of 3G/4G networks to browse the mobile Internet, and download applications, digital books, newspapers and magazines anywhere. Other emerging device categories, such as machine-to-machine communication (allowing both wireless and wired systems to communicate with other devices), gaming consoles and other consumer electronic devices, are also expected to help further drive global demand for 3G/4G.
Demand for wireless voice and data services in emerging regions is driving the rapid transition from 2G (second generation) to 3G. 3G network technology provides an efficient way for wireless operators to offer both voice and data services to address these demands, and since fixed broadband penetration is very low in these regions, 3G presents a cost effective means of providing broadband capabilities to consumers.
Wireless Technologies
The significant growth in the use of wireless devices worldwide, such as smartphones and tablets, and demand for data services and applications requires constant innovation to further improve the user experience, expand capacity and enable dense deployments of low power nodes, such as picocells and femtocells. To meet these requirements, progressive generations of wireless communications technology standards have evolved. The wireless standards used for mobile communications within individual countries are generally determined by the telecommunication service providers operating in those countries and, in some instances, local government regulations. Such determinations are typically based on economic criteria and the service provider’s evaluation of each technology’s ability to provide the features and functionality required for its business plan. More than two decades ago, the European Community developed regulations requiring the use of the GSM standard, a TDMA-based, 2G technology. In addition, several versions of CDMA technology were adopted worldwide as public cellular standards. The first version, known as cdmaOne, is a 2G cellular technology that was first commercially deployed in the mid-1990s. The other subsequent versions of CDMA are referred to as 3G technologies.
Second Generation. Compared to first generation analog systems, 2G digital technology provided for significantly enhanced efficiency within a fixed spectrum, resulting in greatly increased voice capacity. 2G technologies also enabled numerous enhanced services, such as SMS texting service, but data services were generally limited to low-speed transmission rates. The main 2G digital cellular technologies in use today are called cdmaOne, a form of CDMA and a technology largely developed and patented by us, and GSM, a form of TDMA. Many GSM operators deployed 2G mobile packet data technologies, such as General Packet Radio Service (GPRS) and Enhanced Data Rates for Global Evolution (EDGE) in areas serviced by GSM. According to Wireless Intelligence estimates as of November 5, 2012, there were approximately 4.5 billion 2G connections worldwide, representing approximately 70% of total wireless connections.
Third Generation. As a result of demand for wireless networks that simultaneously carry both high-speed data and voice traffic, the International Telecommunications Union (ITU), a standards setting organization, adopted the 3G standard known as IMT-2000, encompassing six terrestrial operating radio interfaces, each of which incorporates our intellectual property. Two are TDMA-based, three are CDMA-based and the other is OFDMA-based. The three CDMA-based 3G technologies are known commonly throughout the wireless industry as:

•
CDMA2000, including 1X (including revisions A through E) and 1xEV-DO (EV-DO or Evolution Data Optimized) (including revisions A through C, developed by 3rd Generation Partnership Project Two (3GPP2)) (all of these use the Frequency Division Duplex (FDD) method);

•
Wideband CDMA (WCDMA), also known as Universal Mobile Telecommunications Systems (UMTS), including High Speed Packet Access (HSPA), part of 3rd Generation Partnership Project (3GPP) Releases 5 and 6, and HSPA+, part of 3GPP Releases 7, 8, 9, 10, 11, 12 and beyond (all of these use the FDD method); and

•
CDMA Time Division Duplex (TDD), of which there are currently two versions, Time Division Duplex-CDMA (TD-CDMA) and Time Division-Synchronous CDMA (TD-SCDMA). Both are part of the specifications developed by 3GPP.

According to Wireless Intelligence estimates, there were approximately 1.8 billion 3G worldwide connections, representing approximately 29% of total wireless connections. Some of the advantages of 3G CDMA technology over 2G technologies include increased network capacity, improved user experience, higher capacity for data and faster access to data and higher data throughput rates. CDMA2000 and WCDMA are widely deployed today in wireless networks throughout the world. TD-SCDMA has been deployed in China. EV-DO Revision B in the CDMA2000 family was launched in 2010; Release 7 of HSPA+ was launched in 2009; and Release 8 of HSPA+ was launched in 2010. HSPA+ continues to evolve, even as 4G technologies are beginning to be deployed. HSPA+ Release 8 introduced multicarrier operation, which aggregates multiple channels to offer wider bandwidths, supporting 10 MHz of bandwidth in Release 8 and up to 40 MHz in Release 11. 3GPP is making plans to develop specifications for Release 12. There have been widespread developments of Release 8 networks around the world in 2011 and 2012. The various revisions of the 3G CDMA specifications have significantly increased network performance capacity and data speeds. It is expected that future revisions of the 3G CDMA specifications will provide further enhancements.
CDMA2000 (1X, 1xEV-DO, EV-DO Revision A/B) networks are deployed by wireless operators that support both voice and a wide range of high-speed wireless data services. Enhancements based upon CDMA2000 Revision E Standard, called 1X Advanced, further increases voice capacity of CDMA2000 1X networks. The standardization for 1X Advanced is complete, devices supporting the technology are available and network deployments are in process. Another set of enhancements based upon 1xEV-DO Revision C, also called DO Advanced, improve the performance of 1xEV-DO Revision A/B networks. The first phase of DO Advanced is deployed in commercial networks. Enhancements based upon these updated standards and improved implementations have been and will continue to be deployed in our products and wireless networks to increase capacity and data rates.
GSM operators around the world, including those in the European Community and in the United States, have focused primarily on the UMTS Frequency Division Duplex (FDD) radio interface of the IMT-2000 standard, known as WCDMA, for their network evolution. WCDMA is based on our CDMA technology and incorporates many of our patented inventions (as do all of the CDMA and OFDMA radio interfaces of the IMT-2000 standard). The majority of the world’s wireless device and infrastructure manufacturers (more than 145 and including all leading suppliers) have licensed our technology for use in WCDMA products, enabling them to utilize this WCDMA mode of the 3G standards.
The three ITU 3G CDMA radio interfaces are all based on the core principles of CDMA technology, and our intellectual property rights include a valuable patent portfolio essential to implementation of each of the 3G CDMA standards. In addition, our patent portfolio includes technologies that contribute to commercially successful product implementations. Generally, we have licensed substantially all of our relevant patents to our CDMA subscriber and infrastructure equipment licensees.
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
Fourth Generation. Release 10 of 3GPP’s Long Term Evolution (LTE), the predominant global OFDMA-based standard, and 802.16m, an upgrade of IEEE 802.16e (WiMAX or Worldwide Interoperability for Microwave Access), have both been approved by the ITU to become what are called IMT-Advanced technologies. Release 10 of LTE and WiMAX 802.16m support additional features, wider bandwidths and higher data rates than previous versions of these OFDMA air interfaces, which are part of IMT-2000. There is no uniform industry agreement on the 4G definition; 4G is now broadly used to include OFDMA technologies that are part of the ITU’s IMT (IMT-2000 and IMT-Advanced) standards and has also been used in marketing campaigns by certain carriers for the 3G WCDMA evolution to HSPA+. Since LTE typically will be overlaid over existing 3G networks, seamless interoperability with 3G (including all CDMA-based 3G technologies) has been standardized by 3GPP and 3GPP2. The first deployments of LTE have been based on Release 8, formally a part of the 3G IMT-2000 standard. According to Wireless Intelligence estimates, the total number of global 4G LTE connections reached approximately 40 million and is expected to reach approximately 560 million in 2016.
WiMAX 802.16e was deployed ahead of LTE and targeted unpaired spectrum using a TDD radio interface. LTE supports both paired spectrum, using LTE FDD, and unpaired spectrum, using LTE TDD, and is able to address many of the unpaired spectrum bands targeted by WiMAX. Compared to WiMAX, LTE is expected to achieve greater economy of scale through its interoperability with 3G. Certain wireless operators have selected WiMAX because of regulatory considerations specific to their networks and spectrum holdings. Many WiMAX operators have announced that they are planning to move to LTE TDD.
For over ten years, we have pursued research and development of OFDMA-based wireless communication technologies, and, as a result, have developed and acquired significant related intellectual property. Accordingly, we believe that each of the OFDMA-based 4G standards incorporates our patented technologies. More than 30 companies (including LG, Nokia and Samsung) have entered into royalty-bearing license agreements under our patent portfolio for use in OFDMA products that do not also implement CDMA-based standards. Multimode products that implement both OFDMA and CDMA technologies will, in most cases, be licensed under our existing CDMA license agreements.
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
We develop, commercialize and actively support 3G CDMA-based technologies, as well as OFDMA-based LTE technologies, products and network operations, to grow our royalty revenues and integrated circuit and related software revenues. From time to time, we may also make acquisitions to meet certain technology needs, to obtain development resources or to pursue new business opportunities.
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
We make investments to provide our integrated circuit customers with chipsets designed on leading-edge technology nodes that combine multiple technologies for use in consumer devices, including smartphones, consumer electronics and other data devices. In addition to 3G and 4G LTE technologies, our chipsets support other wireless and wired connectivity technologies including Wireless Local Area Network (WLAN), Bluetooth, Ethernet, Global Positioning System (GPS), Global Navigation Satellite System (GLONASS), Powerline Communication, Passive Optical Networking, Ethernet-over-Coax (EoC) and Ethernet Switching. Our integrated chipsets often include multiple technologies, including advanced multimode modems, application processors and graphics engines, as well as the tools to connect these diverse pieces of technology. We continue to support Android, Windows Phone/RT and other mobile client software environments in our chipsets.
We continue to develop our interferometric modulator (IMOD) and other display technologies. We intend to license our next generation IMOD display technology in the future, while we continue to develop and directly commercialize only certain

IMOD consumer-targeted mobile products. Our IMOD display technology, based on a micro-electro-mechanical-systems (MEMS) structure combined with thin film optics, is intended to provide performance and power consumption benefits as compared to other display technologies.
We make investments in the development of technologies to address the growth of mobile data traffic, including 3G/LTE and Wi-Fi products designed for implementation of small cells, which can be used by carriers to extend the capacity of licensed and unlicensed wireless spectrum.
We make strategic investments that we believe open new opportunities for our technology, support the design and introduction of new products and services and/or possess unique capabilities or technology. To the extent that such investments become liquid and meet our strategic objectives, we intend to make regular periodic sales of our interests in these investments that are recognized in net investment income.
Revenue Concentrations, Significant Customers and Geographical Information
Consolidated revenues from international customers and licensees as a percentage of total revenues were 95%, 94% and 95% in fiscal 2012, 2011 and 2010, respectively. During fiscal 2012, 42%, 22% and 14% of our revenues were from customers and licensees based in China, South Korea and Taiwan, respectively, as compared to 32%, 19% and 17% during fiscal 2011, respectively, and 29%, 27% and 12% during fiscal 2010, respectively.
A small number of customers/licensees historically have accounted for a significant portion of our consolidated revenues. In fiscal 2012, 2011 and 2010, revenues from Samsung Electronics constituted more than 10% of consolidated revenues. In addition, in fiscal 2012, revenues from Hon Hai Precision Industry Co., Ltd./Foxconn, its affiliates and other suppliers to Apple Inc. constituted more than 10% of consolidated revenues; in fiscal 2011, revenues from HTC constituted more than 10% of consolidated revenues; and in fiscal 2010, revenues from LG Electronics constituted more than 10% of consolidated revenues.
Operating Segments
QCT Segment. QCT is a leading developer and supplier of integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products. QCT’s integrated circuit products and system software are sold to or licensed to manufacturers that use our products in wireless devices, particularly mobile phones, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, data cards and infrastructure equipment, and in wired devices, particularly broadband gateway equipment, desktop computers, televisions and Blu-ray players. The MSM integrated circuits, which include the Mobile Data Modem, Qualcomm Single Chip and Qualcomm Snapdragon processor-based devices, perform the core baseband modem functionality in wireless devices providing voice and data communications, as well as multimedia applications and global positioning functions. In addition, our Snapdragon processors provide advanced application and graphics processing capabilities. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. In fiscal 2012, QCT shipped approximately 590 million MSM integrated circuits for wireless devices worldwide as compared to approximately 483 million and 399 million in fiscal 2011 and 2010, respectively. QCT revenues comprised 63%, 59% and 61% of total consolidated revenues in fiscal 2012, 2011 and 2010, respectively.
QCT utilizes a fabless production model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Integrated circuits are die cut from silicon wafers that have been assembled into packages or modules and have completed the final test manufacturing processes. Die cut from silicon wafers are the essential components of all of our integrated circuits and a significant portion of the total integrated circuit cost. We employ both turnkey and two-stage manufacturing models to purchase our integrated circuits. Turnkey is when our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing model, we purchase wafers and die from semiconductor manufacturing foundries and contract with separate third-party manufacturers for probe, assembly and final test services.
We rely on independent third-party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits based primarily on our proprietary designs and test programs. Our suppliers also are responsible for the procurement of most of the raw materials used in the production of our integrated circuits. The primary foundry suppliers for our various digital, analog/mixed-signal, RF and PM integrated circuits are Global Foundries Inc., International Business Machines Corporation, Samsung Electronics Co. Ltd., Semiconductor Manufacturing International Corporation, Taiwan Semiconductor Manufacturing Company and United Microelectronics Corporation. The primary semiconductor assembly and test suppliers are Advanced Semiconductor Engineering, Amkor Technology, Siliconware Precision Industries and STATSChipPAC. The majority of our foundry and subcontract assembly and test suppliers are located in the Asia-Pacific region.
QCT offers a broad portfolio of products, including both wireless device and infrastructure integrated circuits, in support of

CDMA2000 1X and 1xEV-DO, as well as the EV-DO Revision A/B evolutions of CDMA 2000 technology. Leveraging our expertise in CDMA, we also developed and offer integrated circuits supporting the WCDMA version of 3G for manufacturers of wireless devices. More than 80 device manufacturers have selected our WCDMA products that support GSM/GPRS, WCDMA, HSDPA (High-Speed Downlink Packet Access), HSUPA (High-Speed Uplink Packet Access) and HSPA+ for their devices. QCT also sells multimode products for the LTE standard, which offer seamless backward compatibility to existing 3G technologies.
Our integrated circuit products span a broad range of products, from entry-level products for emerging regions, such as our Qualcomm Reference Design (QRD) products, up to very high-end devices. Our chipsets integrate unique combinations of features, such as multi-megapixel cameras, videotelephony, streaming multimedia, audio, 3D graphics, advanced position-location capabilities through integrated gpsOne technology and peripheral connectivity, to enable a wide range of devices.
Our IZat location technologies are featured in more than 50 operator networks around the globe. By combining location data from satellite systems (GPS and GLONASS), cellular and Wi-Fi networks, sensors and cloud-based assistance servers, our location products deliver accurate, always-on location awareness that enhances the mobile experience. We offer both integrated and stand alone location products for use in mobile phones, tablets, notebooks, cameras and other consumer devices.
The Snapdragon family of processors is a highly integrated, mobile optimized system on a chip incorporating our advanced technologies, including high performance central processing units (CPU), graphics processing units (GPU) and modems, multimedia subsystems, including audio, video and camera capabilities, and highly accurate GPS engines. Our CPU cores are custom designed to deliver high levels of compute performance at ultra-low power, allowing manufacturers to design slim and powerful devices that last longer between charges. Our GPUs are also custom designed to deliver graphics performance for gaming and user interfaces. The Snapdragon family also incorporates our modem technology for advanced mobile broadband and a feature-rich multimedia subsystem that delivers audio and high-definition video capabilities.
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
Through our acquisition in May 2011 of Atheros Communications, Inc., which was renamed Qualcomm Atheros, Inc., QCT also offers an expanded portfolio of connectivity technologies, which complements our mobile business and extends our capability into networking and infrastructure products. QCT is a leading provider of wireless and wired connectivity products, including networking products for consumers, carriers and enterprise equipment, mobile handsets and mobile and fixed computing and consumer electronics products. Our wireless products consist of integrated circuits and system software for WLAN, Bluetooth and frequency modulation (FM) as well as technologies that enable location data and services, including GPS and GLONASS. Our wireless technologies are provided in the form of WLAN, Bluetooth and FM integrated products, WLAN and Bluetooth combination and standalone products. Our wired connectivity products consist of integrated circuits and software for Ethernet, powerline and passive optical networks. Our wired portfolio enables delivery of richer, comprehensive multi-connectivity product platforms to our networking, computing and consumer electronics customer base. Our passive optical network technologies provide our customers with solutions for their fiber optics, broadband and access businesses. We employ our WLAN, powerline and Ethernet technologies in combination to deliver hybrid platforms known as Hy-Fi products.
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
QCT’s current competitors include, but are not limited to, major companies such as Broadcom, CSR plc, Freescale, HiSilicon Technologies, Intel, Lantiq, Marvell Technology, MediaTek, nVidia, Renesas Electronics, Spreadtrum Communications, ST-Ericsson (a joint venture between Ericsson Mobile Platforms and ST-NXP Wireless), Texas Instruments and VIA Telecom, as well as major communications equipment companies such as Matsushita, Motorola Mobility and Samsung, who design at least some of their own integrated circuits and software for certain products. QCT also faces competition from some early-stage companies. Our competitors devote significant amounts of their financial, technical and other resources to develop and market competitive products and, in some cases, to develop and adopt competitive digital cellular technologies, and those efforts may materially and adversely affect QCT. Moreover, competitors may offer more attractive product pricing or financing terms or have a more established presence in certain device markets or emerging geographic regions than we do as a means of gaining access to the market or customers.

QTL Segment. QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing cdmaOne, CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE, LTE and/or WiMAX standards and their derivatives. QTL licensing revenues are comprised of license fees as well as royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of licensed products, net of certain permissible deductions (e.g., certain shipping costs, packing costs, VAT, etc.). Revenues generated from royalties are subject to quarterly and annual fluctuations. QTL revenues comprised 33%, 36% and 33% of total consolidated revenues in fiscal 2012, 2011 and 2010, respectively.
Separate and apart from licensing manufacturers of subscriber and network equipment, we have entered into certain patent arrangements with competitors of our QCT segment, such as Broadcom, Fujitsu, MediaTek, NEC, Renesas Electronics, Texas Instruments and VIA Telecom. The purpose of these arrangements is to provide our QCT segment and the counterparties certain freedom of operation with respect to each party’s integrated circuits business. In every case, these agreements expressly reserve the right for QTL to seek royalties from the customers of such integrated circuit suppliers with respect to such suppliers’ customers’ sales of CDMA-, WCDMA- and OFDMA-based wireless devices into which such suppliers’ integrated circuits are incorporated.
We face competition in the development of intellectual property for future generations of digital wireless communications technology and services. On a worldwide basis, we currently compete primarily with the GSM/GPRS/EDGE digital wireless communications technologies. GSM has been utilized extensively in Europe, much of Asia other than Japan and South Korea, and certain other countries. To date, GSM has been more widely adopted than CDMA; however, CDMA technologies have been adopted for all 3G wireless systems. In addition, most GSM operators have deployed GPRS, a packet data technology, as a 2G bridge technology, and a number of GSM operators have deployed EDGE. However, the majority of GSM operators have already augmented their networks with 3G WCDMA and HSPA. According to GSA, as of November 2012, more than 110 wireless operators have commercially deployed and other wireless operators have started testing OFDMA technology (e.g., LTE, WiMAX), a multi-carrier transmission technique not based on CDMA technology, which divides the available spectrum into many carriers, with each carrier being modulated at a low data rate relative to the combined rate for all carriers. According to GSA, more than 300 wireless operators have committed to deploy LTE networks, an OFDMA-based standard. We have invested in both the acquisition and the development of OFDMA technology and intellectual property. We expect that upon the deployment of OFDMA-based networks, the products implementing such technologies generally will be multimode and will also implement CDMA-based technologies. The licenses granted under our existing CDMA license agreements generally cover multimode CDMA/OFDMA devices, and our licensees are obligated to pay royalties under their CDMA license agreements for such devices. Further, over 30 companies (including LG, Nokia and Samsung) have royalty-bearing licenses under our patent portfolio for use in single-mode OFDMA products (which do not implement any CDMA-based standards).
QWI Segment. QWI revenues comprised 3%, 4% and 6% of total consolidated revenues in fiscal 2012, 2011 and 2010, respectively. The four divisions aggregated into QWI are:
QES Division. QES provides equipment, software and services to enable companies to wirelessly manage their assets and workforce. QES offers satellite- and terrestrial-based two-way wireless connectivity and position location services to transportation and logistics fleets that permit customers to track the location and monitor performance of their assets, communicate with their personnel and collect data. The QES division markets and sells products through a sales force, partnerships and distributors based in the United States, Europe, Latin America and Canada. Wireless transmissions and position tracking for satellite-based systems are provided by using leased transponders on commercially available geostationary Earth orbit satellites. The terrestrial-based systems use wireless digital and analog terrestrial networks for information transmission and the global positioning system constellation for position tracking.
Existing competitors of our QES division offering alternatives to our products are aggressively pricing their products and services and could continue to do so in the future. We face several key competitors to our satellite- and terrestrial-based mobile fleet management and asset tracking products and services both domestically and internationally. These competitors are offering new value-added products and services similar in many cases to our existing or developing technologies. Emergence of new competitors, particularly those offering low-cost terrestrial-based products and satellite-based products, may adversely impact our margins and intensify competition in new regions. Similarly, some original equipment manufacturers of trucks and truck components are beginning to offer built-in, on-board fleet management and position location reporting systems that may adversely impact our margins and intensify competition for existing and new customers.
QIS Division. QIS provides software products and content enablement services to wireless operators worldwide to support and accelerate the growth and advancement of wireless data products and services. We offer Brew and Plaza platform products and services for wireless applications development, device configuration, application distribution and billing and payment. We also offer Xiam wireless content discovery and recommendation products to help wireless operators improve usage and adoption of digital content and services by presenting relevant and targeted offers to customers across all digital channels. The

QChat product enables one-to-one (private) and one-to-many (group) push-to-talk (PTT) calls over 3G networks. The technology also allows over-the-air upgrades of mobile device software, management of group membership by subscribers and ad-hoc creation of chat groups.
Our QIS division has numerous current and emerging competitors for each of its products and services whose relative degree of success may adversely impact our margins and sales volumes. Competing offerings to the Brew and Plaza products primarily include device manufacturer application and widget stores, such as Apple’s App Store for the iPhone platform, operator-focused application and widget retailing and content distribution products and direct-to-consumer mobile storefronts. Our QChat product competes primarily with the iDEN PTT service in the United States; the PTT services business is nascent outside of the United States with several competing standards- and non-standards-based technologies.
QGOV Division. QGOV provides development and other services and related products involving wireless communications technologies to government agencies and their contractors. Based on the percentage of QGOV revenues to our total consolidated revenues, no government agencies or their contractors are major customers.
Firethorn Division. In fiscal 2012, Firethorn began a pilot of a new product application trademarked as Pay, which is marketed on a standalone basis to quick serve restaurants and retailers. The Pay service enables consumers to make payments to quick serve restaurants and retailers on their mobile devices at the point of sale.
QSI Segment. QSI makes strategic investments that we believe will open new opportunities for our technologies, support the design and introduction of new products and services for voice and data communications or possess unique capabilities or technology. Many of these strategic investments are in early-stage companies. QSI also holds wireless spectrum. As part of our strategic investment activities, we intend to pursue various exit strategies from each of our QSI investments at some point in the future.
Other Businesses. Nonreportable segments are comprised of display and other product and services initiatives, including:
QMT Division. QMT intends to license its next generation interferometric modulator (IMOD) display technology in the future, while continuing to develop and directly commercialize only certain IMOD consumer-targeted mobile products. QMT’s IMOD display technology, based on a MEMS structure combined with thin film optics, is intended to provide performance and power consumption benefits as compared to other display technologies. As displays in all types of mobile devices trend toward higher performance, pixel density, power consumption and outdoor viewability continue to be significant factors to overall display performance. We believe IMOD displays can provide a competitive advantage in these areas. In fiscal 2011, we initiated construction of a manufacturing facility in Taiwan for IMOD displays with the initial phase expected to be completed in early fiscal 2013. We are evaluating strategic options for this new manufacturing facility, which include, but are not limited to, operating the facility in support of our commercialization efforts and/or a sale to, or joint venture with, a third party.
Additional information regarding our operating segments is provided in the notes to our consolidated financial statements in this Annual Report in "Notes to Consolidated Financial Statements, Note 8. Segment Information."
Corporate Structure
We operate our businesses through our parent company, QUALCOMM Incorporated, and multiple direct and indirect subsidiaries. We have developed our corporate structure in order to address various legal, regulatory, tax, contractual compliance, operations and other matters.
Effective October 1, 2012, QUALCOMM Incorporated completed a corporate reorganization in which the assets of certain of its businesses and functions, as well as the stock of certain of its direct and indirect subsidiaries, were contributed to Qualcomm Technologies, Inc. (QTI), a wholly-owned subsidiary of QUALCOMM Incorporated that was created for purposes of the reorganization. QTL continues to be operated by QUALCOMM Incorporated, which continues to own the vast majority of our patent portfolio. Substantially all of our products and services businesses, including QCT, and substantially all of our engineering, research and development functions, are now operated by QTI and its subsidiaries. Neither QTI nor any of its subsidiaries has any right, power or authority to grant any licenses or other rights under or to any patents owned by QUALCOMM Incorporated. The changes in our corporate structure generally formalize the way we have historically operated our primary businesses. The changes have been implemented, among other reasons, in order to enhance our ability to quickly deliver products to our customers and to assist our products and services businesses to fully participate in the sectors in which they operate, including in their development, use and distribution of software received pursuant to open source software licenses, while further protecting and insulating our valuable patent portfolio.
Research and Development
The communications industry is characterized by rapid technological change, requiring a continuous effort to enhance existing products and develop new products and technologies. Our research and development team has a demonstrated track record of innovation in voice and data communication technologies. Our research and development expenditures in fiscal 2012,

2011 and 2010 totaled approximately $3.9 billion, $3.0 billion and $2.5 billion, respectively, and as a result, we continue to expand our intellectual property portfolio. Research and development expenditures were primarily related to the development of integrated circuit products, next generation CDMA and OFDMA technologies and other initiatives to support the acceleration of advanced wireless products and services, including lower cost devices, the integration of wireless with consumer electronics and computing, the convergence of multiband, multimode, multinetwork products and technologies, third-party operating systems and services platforms. The technologies supporting these initiatives may include CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, 1x Advanced, WCDMA, HSDPA, HSUPA, HSPA+, TD-SCDMA, LTE and TD-LTE. Research and development expenditures were also incurred related to the development of IMOD and other display technologies, Plaza products and other technologies.
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
Competition
Competition to our operating segments is discussed under Operating Segments. Competition in the communications industry throughout the world continues to increase at a rapid pace as consumers, businesses and governments realize the potential of wireless communications products and services. We have facilitated competition in the wireless communications industry by licensing and enabling a large number of manufacturers. Although we have attained a significant position in the industry, many of our current and potential competitors may have advantages over us, which include, among others, motivation by our customers in certain circumstances to find alternate suppliers or choose alternate technologies and foreign government support of other technologies (e.g., GSM) or our competitors. In addition, our competitors may have established more extensive relationships with local distribution and original equipment manufacturer companies in emerging geographic regions (e.g., China) or a more established presence in certain device markets. These relationships may affect customers’ decisions to purchase products or license technology from us. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market positions to our detriment.
We expect to continue to face competition throughout the world as new technologies and services are introduced in the future and as additional companies compete with our products or services based on 3G, 4G or other technologies. Although we intend to continue to make substantial investments in developing improvements to existing and new products and technologies, our competitors may introduce alternative products, services or technologies that threaten our business. It is also possible that the price we charge for our products and services may continue to decline as competition continues to intensify.
Patents, Trademarks and Trade Secrets
We rely on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position. We have an extensive portfolio of United States and foreign patents, and we continue to pursue patent applications around the world. Our patents have broad coverage in many countries, including China, Japan, South Korea, Europe, Brazil, India, Taiwan and elsewhere. A substantial portion of our patents and patent applications relate to digital wireless communications technologies, including patents that are essential or may be important to the commercial implementation of CDMA2000, WCDMA (UMTS), TD-SCDMA, TD-CDMA and OFDMA products.
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

Since our founding in 1985, we have focused heavily on technology development and innovation. These efforts have resulted in a leading intellectual property portfolio related to, among other things, wireless technology. Because all commercially deployed forms of CDMA and their derivatives require the use of our patents, our patent portfolio is the most widely and extensively licensed portfolio in the industry with over 220 licensees. Over the years a number of companies have challenged our patent position but at this time most, if not all, companies in the industry recognize that any company seeking to develop, manufacture and/or sell products that use CDMA technologies will require a license or other rights to use our patents.
As part of our strategy to generate licensing revenues that continue to support our research and development investments and support worldwide adoption of our CDMA technology, we provide rights to design, manufacture and sell products utilizing certain portions of our intellectual property to other companies, including those companies listed on our Internet site (www.qualcomm.com).
We have licensed or otherwise provided rights to use our patented technologies to interested companies on terms that are fair, reasonable and free from unfair discrimination. Unlike some other companies in our industry that hold back certain key technologies, we offer interested companies essentially our entire patent portfolio for use in cellular subscriber devices and cell site infrastructure equipment. Our strategy to make our patented technologies broadly available has been a catalyst for industry growth, helping to enable a wide range of companies offering a broad array of wireless products and features while driving down average and low-end selling prices for 3G handsets and other wireless devices. By licensing or otherwise providing rights to use our patented technologies to a wide range of equipment manufacturers, encouraging innovative applications, supporting equipment manufacturers with integrated chipset and software products, and focusing on improving the efficiency of the airlink for wireless operators, we have helped 3G CDMA evolve, grow and reduce device pricing all at a faster pace than the second generation technologies that preceded it (e.g., GSM).
Under our subscriber unit, infrastructure equipment and test equipment license agreements, licensees are generally required to pay us a fixed license fee as well as ongoing royalties based on a percentage of the wholesale (i.e., licensee’s) selling price, net of certain permissible deductions (e.g., certain shipping costs, packing costs, VAT, etc.), of each licensed product and/or a fixed per unit amount. License fees are paid in one or more installments, while royalties generally are payable based on sales throughout the life of the licensed patents. Our licensing terms are reasonable and fair to the companies that benefit from our intellectual property and provide significant incentives for others to invest in CDMA applications, as evidenced by the significant growth in the CDMA portion of the wireless industry and the number of CDMA participants. Our license agreements generally provide us rights to use certain of our licensees’ technology and intellectual property rights to manufacture and sell certain components (e.g., Application-Specific Integrated Circuits) and related software, subscriber units and/or infrastructure equipment. In most cases, our use of our licensees’ technology and intellectual property does not require us to pay royalties based on the sale of our products. However, under some of the licenses, if we incorporate certain of our licenses’ licensed technology or intellectual property into certain of our products, we are obligated to pay royalties on the sale of such products.
Corporate Responsibility
At Qualcomm, we realize that we have a significant role to play as we strive to better our local and global communities through ethical business practices, socially empowering technology applications, educational and environmental programs and employee diversity and volunteerism.

•	Our Company. We strive to meet and exceed industry standards for ethical business practices, product responsibility, and supplier management.

•	Our Environment. We aim to grow our operations while minimizing our carbon footprint, conserving water and reducing waste.

•	Our Community. We are committed to growing strategic relationships with a wide range of local organizations and programs that develop and strengthen communities worldwide.

•	Our Workplace. We provide a safe and healthy work environment where diversity is embraced and various opportunities for training, growth, and advancement are strongly encouraged for all employees.

•
Wireless Reach. We invest in projects that foster entrepreneurship, aid in public safety, enhance delivery of health care, enrich teaching and learning and improve environmental sustainability through the use of 3G and next-generation technologies.

Employees
At September 30, 2012, we employed approximately 26,600 full-time, part-time and temporary employees. During fiscal 2012, the number of employees increased by approximately 5,400, primarily due to increases in engineering resources.
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
Executive Officers
Our executive officers (and their ages at September 30, 2012) are as follows:
Paul E. Jacobs, age 49, has served as Chairman of the Board of Directors since March 2009, as a director since June 2005 and as Chief Executive Officer since July 2005. He served as Group President of QWI from July 2001 to June 2005. In addition, he served as Executive Vice President from February 2000 to June 2005. Dr. Jacobs was a director of A123 Systems, Inc. from November 2002 to July 2012. Dr. Jacobs holds a B.S. degree in Electrical Engineering and Computer Science, an M.S. degree in Electrical Engineering and a Ph.D. degree in Electrical Engineering and Computer Science from the University of California, Berkeley.
Steven R. Altman, age 51, has served as Vice Chairman since November 2011. He served as President from July 2005 to November 2011, as Executive Vice President from November 1997 to June 2005 and as President of QTL from September 1995 to April 2005. Mr. Altman holds a B.S. degree in Police Science and Administration from Northern Arizona University and a J.D. degree from the University of San Diego.
Derek K. Aberle, age 42, has served as Executive Vice President and Group President since November 2011. He served as Executive Vice President and President of QTL from September 2008 to November 2011 and as Senior Vice President and General Manager of QTL from October 2006 to September 2008. Mr. Aberle joined Qualcomm in December 2000 and prior to October 2006 held positions ranging from Legal Counsel to Vice President and General Manager of QTL. Mr. Aberle holds a B.A. degree in Business Economics from the University of California, Santa Barbara and a J.D. degree from the University of San Diego.
Cristiano R. Amon, age 42, has served as Executive Vice President, Qualcomm Technologies, Inc. (a wholly-owned subsidiary of Qualcomm Incorporated) and Co-President of Qualcomm Mobile & Computing (QMC) since October 2012. He served as Senior Vice President, Qualcomm Incorporated and Co-President of QMC from June 2012 to October 2012, as Senior Vice President, QCT Product Management from October 2007 to June 2012 and as Vice President, QCT Product Management from September 2005 to October 2007. Mr. Amon joined Qualcomm in 1995 as an engineer and throughout his tenure at Qualcomm held several other technical and leadership roles. Mr. Amon holds a B.S. degree in Electrical Engineering from UNICAMP, the State University of Campinas, Brazil.
Andrew M. Gilbert, age 49, has served as Executive Vice President, Qualcomm Europe, Inc. (a wholly-owned subsidiary of Qualcomm Incorporated) and European Innovation Development since January 2011. He served as Executive Vice President and President of Qualcomm Europe from September 2010 to January 2011, as Executive Vice President and President of QIS and Qualcomm Europe from May 2009 to September 2010 and as Executive Vice President and President of QIS, MFT and Qualcomm Europe from January 2008 to May 2009. He served as Senior Vice President and President of Qualcomm Europe from November 2006 to January 2008 and as President of Qualcomm Europe from February 2006 to November 2006. Mr. Gilbert joined Qualcomm in January 2006 as Vice President of Qualcomm Europe. Prior to joining Qualcomm, he served as Vice President and General Manager of Flarion Technologies’ European, Middle Eastern and African regions from May 2002 to January 2006.
Matthew S. Grob, age 46, has served as Executive Vice President, Qualcomm Technologies, Inc. and Chief Technology Officer since October 2012. He served as Executive Vice President, Qualcomm Incorporated and Chief Technology Officer from July 2011 to October 2012 and as Senior Vice President, Engineering from July 2006 to July 2011. Mr. Grob joined Qualcomm in August 1991 as an engineer and throughout his tenure at Qualcomm held several other technical and leadership roles. Mr. Grob holds a B.S. degree in Electrical Engineering from Bradley University and an M.S. degree in Electrical Engineering from Stanford University.
Margaret “Peggy” L. Johnson, age 50, has served as Executive Vice President, Qualcomm Technologies, Inc. and President of Global Market Development since October 2012. She served as Executive Vice President, Qualcomm Incorporated and President of Global Market Development from January 2011 to October 2012. She served as Executive Vice President of the

Americas and India from January 2008 to January 2011 and as Executive Vice President since December 2006. She served as President of MFT from December 2005 to January 2008 and as President of QIS from July 2001 to January 2008. She served as Senior Vice President and General Manager of QIS from September 2000 to July 2001. Ms. Johnson holds a B.S. degree in Electrical Engineering from San Diego State University.
William E. Keitel, age 59, has served as Executive Vice President since December 2003 and as Chief Financial Officer since February 2002. He previously served as Senior Vice President and Corporate Controller from May 1999 to February 2002. Mr. Keitel holds a B.A. degree in Business Administration from the University of Wisconsin and an M.B.A. from Arizona State University.
James P. Lederer, age 52, has served as Executive Vice President, Qualcomm Technologies, Inc. and General Manager of QCT since October 2012. He served as Executive Vice President, Qualcomm Incorporated and General Manager of QCT from May 2009 to October 2012, as Executive Vice President, QCT Business Planning and Finance from May 2008 to May 2009 and as Senior Vice President, Finance from April 2005 to May 2008. Mr. Lederer joined Qualcomm in 1997 as Senior Manager, Corporate Finance and throughout his tenure at Qualcomm held several other finance and leadership roles. Mr. Lederer holds a B.S. degree in Business Administration (Finance/MIS) and an M.B.A. from the State University of New York at Buffalo.
Steven M. Mollenkopf, age 43, has served as President and Chief Operating Officer since November 2011. He served as Executive Vice President and Group President from September 2010 to November 2011, as Executive Vice President and President of QCT from August 2008 to September 2010, as Executive Vice President, QCT Product Management from May 2008 to July 2008, as Senior Vice President, Engineering and Product Management from July 2006 to May 2008 and as Vice President, Engineering from April 2002 to July 2006. Mr. Mollenkopf joined Qualcomm in 1994 as an engineer and throughout his tenure at Qualcomm held several other technical and leadership roles. Mr. Mollenkopf holds a B.S. degree in Electrical Engineering from Virginia Tech and an M.S. degree in Electrical Engineering from the University of Michigan.
Venkata S.M. “Murthy” Renduchintala, age 47, has served as Executive Vice President, Qualcomm Technologies, Inc. and Co-President of QMC since October 2012. He served as Senior Vice President, Qualcomm Incorporated and Co-President of QMC from June 2012 to October 2012, as Senior Vice President, QCT Engineering from October 2007 to June 2012 and as Vice President, QCT Engineering from April 2004 to October 2007. Dr. Renduchintala holds a B.E. in Electrical Engineering, an M.B.A. and a Ph.D. degree in Digital Communication from the University of Bradford, United Kingdom.
Donald J. Rosenberg, age 61, has served as Executive Vice President, General Counsel and Corporate Secretary since October 2007. He served as Senior Vice President, General Counsel and Corporate Secretary for Apple Inc. from December 2006 to October 2007. From May 1975 to November 2006, Mr. Rosenberg held numerous positions at IBM Corporation, including Senior Vice President and General Counsel. Mr. Rosenberg holds a B.S. degree in Mathematics from the State University of New York at Stony Brook and a J.D. from St. John’s University School of Law.
James H. Thompson, age 48, has served as Executive Vice President, Engineering for Qualcomm Technologies, Inc. since October 2012. He served as Senior Vice President, Engineering for Qualcomm Incorporated from July 1998 to October 2012. Dr. Thompson joined Qualcomm in 1992 as a senior engineer and throughout his tenure at Qualcomm held several other technical and leadership roles. Dr. Thompson holds B.S., M.S. and Ph.D. degrees in Electrical Engineering from the University of Wisconsin, Madison.
Daniel L. Sullivan, age 61, has served as Executive Vice President of Human Resources since August 2001. He previously served as Senior Vice President of Human Resources from February 1996 to July 2001. Dr. Sullivan holds a B.S. degree in Communication from Illinois State University, an M.A. degree in Communication from West Virginia University and a Ph.D. in Communication from the University of Nebraska.
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
Risks Related to Our Businesses
Our revenues are dependent on the commercial deployment of CDMA, OFDMA and other communications technologies and our customers’ and licensees’ sales of communications equipment, products and services based on these technologies.
We develop, patent and commercialize technology and products based on CDMA, OFDMA and other communications technologies. Our revenues are dependent upon the commercial deployment of these technologies and our customers’ and licensees’ sales of wireless communications equipment, products and services based on these technologies. Our business may be harmed, and our substantial investments in these technologies may not provide us an adequate return, if:

•	wireless operators delay 3G and/or 3G/4G multimode deployments, expansions or upgrades and/or delay moving 2G customers to 3G or 3G/4G multimode devices;

•	LTE, an OFDMA-based 4G wireless standard, is not more widely deployed or commercial deployment is delayed;

•
government regulators delay the reallocation of 2G spectrum to allow wireless operators to upgrade to 3G, thereby restricting the expansion of 3G wireless connectivity, primarily outside of major population areas;

•	wireless operators are unable to drive improvements in 3G network performance and/or capacity; or

•	wireless operators and other industries using these technologies deploy other technologies.
Our business is dependent on our ability to increase our share of components sold and to continue to drive the adoption of our products and services into 3G, 3G/4G multimode and 4G wireless devices and networks. We are also dependent on the success of our customers, licensees, operators of CDMA- and OFDMA-based wireless networks and other industries using our technologies, as well as the timing of their deployment of new products and services, and they may incur lower gross margins on products or services based on these technologies than on products using alternative technologies. If commercial deployment or upgrades of these technologies or upgrades of 2G subscribers to 3G, 3G/4G multimode or 4G wireless communications equipment, products or services based on these technologies do not continue or are delayed, our revenues could be negatively impacted, and our business could suffer.
Our industry is subject to competition in an environment of rapid technological change that could result in decreased demand and/or declining average selling prices for our products and those of our licensees and/or result in new specifications or requirements placed upon our products, each of which could negatively affect our revenues and operating results.
Our industry is subject to rapid technological change, and we must make substantial investments in new products, services and technologies to compete successfully. Technological innovations generally require a substantial investment before they are commercially viable. We intend to continue to make substantial investments in developing new products and technologies, and it is possible that our development efforts will not be successful and that our new technologies will not result in meaningful revenues. Our products, services and technologies face significant competition, and the revenues generated or the timing of their deployment, which may be dependent on the actions of others, may not meet our expectations. Competition in the communications industry is affected by various factors that include, among others: evolving industry standards and business models; evolving methods of transmission for voice and data communications; networking; value-added features that drive replacement rates and selling prices; turnkey, integrated product offerings that incorporate hardware, software, user interface and applications; and scalability and the ability of the system technology to meet customers’ immediate and future network requirements.
Our future success will depend on, among other factors, our ability to:

•
increase and/or accelerate demand for our integrated circuit products and drive their adoption into the most popular device models and across a broad spectrum of devices, such as smartphones, tablets and other mobile computing devices, and into a new generation of products for consumer electronics and connectivity, including gaming, wireless charging, eHealth and the connected home;

•	strengthen our integrated circuit product roadmap for, and develop channel relationships in, emerging geographic regions requiring turnkey product offerings for low-end smartphones;

•
be a preferred partner (and sustain preferred relationships) providing products that support Android, Windows Phone/RT and other operating system platforms and the effective commercialization of new devices using these platforms;

•
continue to be a leader in 4G technology evolution, including expansion of our OFDMA-based single mode licensing program, and continue our timely introduction of 4G turnkey, integrated products and services;

•
be a leader serving original equipment manufacturers, high level operating systems (HLOS) providers, operators and other industry participants as new market entrants and other factors affect the industry landscape;

•
become a leading supplier of small cell technology (which allows inexpensive cell sites deployed by users to connect to traditional cellular networks through wired internet connections) to enable significant network capacity expansion to meet anticipated growth in mobile data traffic;

•	develop brand recognition as we compete against better known companies in mobile computing and other consumer driven arenas;

•
focus our service businesses on key opportunities, such as wireless charging, eHealth and machine-to-machine technologies (allowing both wireless and wired systems to communicate with other devices) that create standalone value and/or contribute to the success of our other businesses; and

•	succeed in significant foreign regions, such as China, India and Europe.
Companies that promote standards that are neither CDMA- nor OFDMA-based (e.g., GSM) and companies that design integrated circuits based on CDMA, OFDMA or their derivatives are generally competitors or potential competitors. Examples (some of which are strategic partners of ours in other areas) include Broadcom, CSR plc, Freescale, HiSilicon Technologies, Intel, Lantiq, Marvell Technology, Matsushita, MediaTek, Motorola Mobility, nVidia, Renesas Electronics, Samsung, Spreadtrum Communications, ST-Ericsson (a joint venture between Ericsson Mobile Platforms and ST-NXP Wireless), Texas Instruments and VIA Telecom. Many of these current and potential competitors have advantages over us that include, among others: motivation by our customers in certain circumstances to find alternate suppliers; foreign government support of other technologies; more extensive relationships with local distribution companies and original equipment manufacturers in emerging geographic regions (e.g., China); and/or a more established presence in certain device markets.
Certain of our software and our suppliers’ software may contain or may be derived from “open source” software, and we have seen, and believe we will continue to see, an increase in customers requesting that we develop products, including software associated with our integrated circuit products, that incorporate open source software elements and operate in an open source environment, which, under certain open source licenses, may offer accessibility to a portion of a product’s source code and may expose related intellectual property to adverse licensing conditions. Licensing of such software may impose certain obligations on us if we were to distribute derivative works of the open source software. For example, these obligations may require us to make source code for the derivative works available to our customers in a manner that allows them to make such source code available to their customers, or license such derivative works under a particular type of license that is different than what we customarily use to license our software. Developing open source products, while adequately protecting the intellectual property rights upon which our licensing business depends, may prove burdensome and time-consuming under certain circumstances, thereby placing us at a competitive disadvantage for new product designs. Also, our use and our customers’ use of open source software may subject our products and our customers’ products to governmental scrutiny and delays in product certification, which could cause customers to view our products as less desirable than our competitors’ products. While we believe we have taken appropriate steps and employed adequate controls to protect our intellectual property rights, our use of open source software presents risks that could have an adverse effect on these rights and on our business.
Competition may reduce average selling prices for our chipset products and the products of our customers and licensees. Total royalties payable to us will generally decrease as a result of reductions in the average selling prices of our licensees’ products, unless offset by an increase in volumes. We anticipate that additional competitors will introduce products as a result of growth opportunities in wireless communications, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in selected segments of the industry.
We derive a significant portion of our consolidated revenues from a small number of customers and licensees. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuate, our operating results could be negatively affected.
Our QCT segment derives a significant portion of revenues from a small number of customers, and we may be unable to further diversify our customer base. In addition, our industry is experiencing and may continue to experience an increasing concentration of device share among a few companies, and this trend may result in an increasing portion of our revenues being derived from a small number of customers. Further, there has been and continues to be litigation among certain of our customers and other industry participants, and the potential outcomes of such litigation, including but not limited to injunctions against devices that incorporate our products, could impact our business. The loss of any one of our significant customers, a reduction in the purchases of our products by such customers, or the delay, even if only temporary, or cancellation of significant purchases from any of these customers would reduce our revenues in the period of the delay or cancellation and harm our ability to achieve or sustain expected operating results. Further, concentration of device share among a few companies, and the corresponding purchasing power of these companies, may result in lower prices for our products which, if not accompanied by a sufficient increase in volume, could have an adverse effect on our revenues. In addition, the timing and size of purchases by our significant customers may be impacted by the timing of such customers’ new or next generation product introductions, over which we have little or no control, and the timing of such introductions may cause our operating results to fluctuate. Accordingly, unless and until our QCT segment diversifies and expands its customer base, our future success will largely depend upon and be impacted by future purchases and the timing and size of any such future purchases by these customers.
Further, companies that provide HLOS for devices, including large companies, such as Microsoft and Google, have entered the device market. If we fail to effectively partner with these companies, or their partners or their customers, they may decide not to purchase (either directly or through their contract manufacturers), or to reduce or discontinue their purchases of, our integrated circuit products.

Although we have more than 220 licensees, our QTL segment derives a significant portion of licensing revenues from a limited number of licensees. Our future success depends upon the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain customer acceptance. We have little or no control over the sales efforts of our licensees, and our licensees might not be successful. Reductions in the average selling price of wireless devices sold by our major licensees, without a sufficient increase in the volumes of such devices sold, could have an adverse effect on our revenues.
Our licensing revenues can be impacted by the deployment of other technologies in place of technologies based on CDMA, OFDMA and their derivatives, by the need to extend certain existing license agreements that are expiring and/or to cover additional later patents or by the success of our licensing programs for 4G single mode products and in emerging, machine-to-machine (M2M) services markets.
Although we own a very strong portfolio of issued and pending patents related to GSM, GPRS, EDGE, OFDM, OFDMA, WLAN, Multiple Input, Multiple Output (MIMO) and other technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing income as our CDMA licensing program. Many wireless operators are investigating or have selected LTE (or to a lesser extent WiMAX) as their next-generation 4G technologies for deployment in existing or future wireless spectrum bands as complementary to their existing CDMA-based networks. While multimode 3G/4G products are generally covered by existing 3G licensing agreements, products that implement 4G and do not implement 3G are generally not covered by existing 3G licensing agreements. Although we believe that our patented technology is essential and useful to implementation of the LTE and WiMAX industry standards and have granted royalty-bearing licenses to more than 30 companies (including LG, Nokia and Samsung) to make and sell products implementing 4G standards but not implementing 3G standards, the royalty rates for single mode 4G products are generally lower than our royalty rates for 3G and 3G/4G multimode products, and therefore, we might not achieve the same licensing revenues on such LTE or WiMAX products as on 3G-based or multimode 3G/4G-based products. In addition, new connectivity services are emerging that rely on devices that may or may not be used on traditional cellular networks, such as devices used in gaming and the connected home. Standards, even de facto standards, that develop as these technologies mature may impact our ability to obtain royalties that are equivalent to those that we receive for 3G products used in cellular communications. Although we believe that our patented technology is essential and useful to the commercialization of such services, the royalties we receive may be lower than those we receive from our current licensing program.
The licenses granted to and from us under a number of our license agreements include only patents that are either filed or issued prior to a certain date and, in a small number of agreements, royalties are payable on those patents for a specified time period. As a result, there are agreements with some licensees where later patents are not licensed by or to us and/or royalties are not owed to us under such license agreements after the specified time period. In order to license or to obtain a license to such later patents, or to receive royalties after the specified time period, we will need to extend or modify such license agreements or enter into new license agreements with such licensees. We might not be able to modify those license agreements, or enter into new license agreements, in the future without affecting the material terms and conditions of our license agreements with such licensees, and such modifications or new agreements may impact our revenues. If we are unable to reach agreement on such modifications or new agreements, it could result in patent infringement litigation with such companies.
Efforts by some communications equipment manufacturers or their customers to avoid paying fair and reasonable royalties for the use of our intellectual property may require the investment of substantial management time and financial resources and may result in legal decisions and/or actions by governments, courts, Standards Development Organizations (SDOs) or other industry organizations that harm our business.
A small number of companies have initiated various strategies to attempt to renegotiate, mitigate and/or eliminate their need to pay royalties to us for the use of our intellectual property in order to negatively affect our business model and that of our other licensees. These strategies have included (i) litigation, often alleging infringement of patents held by such companies, patent misuse, patent exhaustion, and/or patent and/or license unenforceability, or some form of unfair competition, (ii) taking positions contrary to our understanding of their contracts with us, (iii) appeals to governmental authorities, (iv) collective action, including working with wireless operators, standards bodies, other like-minded companies and other organizations, on both formal and informal bases, to adopt intellectual property policies and practices that could have the effect of limiting returns on intellectual property innovations, and (v) lobbying governmental regulators and elected officials for the purpose of seeking the imposition of some form of compulsory licensing and/or to weaken a patent holder’s ability to enforce its rights or obtain a fair return for such rights.
Some companies or entities have proposed significant changes to existing intellectual property policies for implementation by SDOs and other industry organizations, some of which would require a maximum aggregate intellectual property royalty rate for the use of all essential patents owned by all of the member companies to be applied to the selling price of any product implementing the relevant standard. They have further proposed that such maximum aggregate royalty rate be apportioned to each member company with essential patents based upon the number of essential patents held by such company. Others have proposed that injunctions not be an available remedy for infringement of essential patents and/or have made proposals that could severely limit damage awards and other remedies by courts for patent infringement (e.g., by severely limiting the base upon which the royalty percentage may be applied). A number of these strategies are purportedly based on interpretations of the policies of certain SDOs concerning the licensing of patents that are or may be essential to industry standards and our and/or other companies’ alleged failure to abide by these policies. There is a risk that relevant courts or governmental agencies will interpret some or all of those proposals in a manner adverse to our interests or that some SDOs may adopt such proposals as so-called clarifications or amendments to their intellectual property policies. If such proposals and strategies continue and are successful in the future, our business model would be harmed, either by artificially limiting our return on investment with respect to new technologies, limiting our ability to seek injunctions against infringers of our standards’ essential patents, or forcing us to work outside of the SDOs or such other industry groups to promote our new technologies, and our results of operations could be negatively impacted. As well, the legal and other costs associated with defending our position have been and continue to be significant. We assume that such challenges, regardless of their merits, will continue into the foreseeable future and may require the investment of substantial management time and financial resources to explain and defend our position.
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
The enforcement and protection of our intellectual property rights may be expensive, could fail to prevent misappropriation or unauthorized use of our proprietary intellectual property rights, could result in the loss of our ability to enforce one or more patents or could be adversely affected by changes in patent laws, by laws in certain foreign jurisdictions that may not effectively protect our intellectual property rights or by ineffective enforcement of laws in such jurisdictions.
We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes, including our patent portfolio. Policing unauthorized use of our products, technologies and proprietary information is difficult and time consuming. We cannot be certain that the steps we have taken, or may take in the future, will prevent the misappropriation or unauthorized use of our proprietary information and technologies, particularly in foreign countries where the laws may not protect our proprietary intellectual property rights as fully or as readily as United States laws or where the enforcement of such laws may be lacking or ineffective. Some industry participants who have a vested interest in devaluing patents generally, or standards essential patents in particular, have mounted attacks on certain patent systems, increasing the likelihood of changes to established patent laws. In the United States, patents laws governing, among other things, the granting of patents and the enforcement of patents will change in March 2013 as a result of the Leahy-Smith America Invents Act. Many observers anticipate that the European Union will adopt a unitary patent system that may broadly impact that region’s patent regime in the near future. We cannot predict with certainty the long-term effects of these changes or proposed changes. In addition, we cannot be certain that the laws and policies of any country or the practices of any standards bodies, foreign or domestic, with respect to intellectual property enforcement or licensing or the adoption of standards, will not be changed in the future in a way detrimental to our licensing program or to the sale or use of our products or technology. We may have difficulty in protecting or enforcing our intellectual property rights and/or contracts in a particular foreign jurisdiction due to, among others: challenges to our licensing practices under such jurisdictions’ competition laws; adoption of mandatory licensing provisions by foreign jurisdictions (either with controlled/regulated royalties or royalty free); failure of foreign courts to recognize and enforce judgments of contract breach and damages issued by courts in the United States; and challenges pending before foreign competition agencies to the pricing and integration of additional features and functionality into our chipset products.
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
From time to time, companies have asserted, and may again assert, patent, copyright and other intellectual property rights against our products or products using our technologies or other technologies used in our industry. These claims have resulted and may again result in our involvement in litigation. We may not prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products were found to infringe on another company’s intellectual property rights, we could be subject to an injunction or required to redesign our products, which could be costly, or to license such rights and/or pay damages or other compensation to such other company. If we were unable to redesign our products, license such intellectual property rights used in our products or otherwise distribute our products through a licensed supplier, we could be prohibited from making and selling such products. In any potential dispute involving other companies’ patents or other intellectual property, our chipset foundries, semiconductor assembly and test providers and customers could also become the targets of litigation. We are contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent infringement by products or services sold or provided by us. Reimbursements under indemnification arrangements could have an adverse effect on our results of operations. Furthermore, any such litigation could severely disrupt the supply of our products and the businesses of our chipset customers and their customers, which in turn could hurt our relationships with them and could result in a decline in our chipset sales and/or reductions in our licensees’ sales, causing a corresponding decline in our chipset and/or licensing revenues. Any claims, regardless of their merit, could be time consuming to address, result in costly litigation, divert the efforts of our technical and management personnel or cause product release or shipment delays, any of which could have an adverse effect upon our operating results.
We expect that we may continue to be involved in litigation and may have to appear in front of administrative bodies (such as the U.S. International Trade Commission) to defend against patent assertions against our products by companies, some of whom are attempting to gain competitive advantage or leverage in licensing negotiations. We may not be successful in such proceedings, and if we are not, the range of possible outcomes includes everything from royalty payment to an injunction on the sale of certain of our integrated circuit products (and on the sale of our customers’ devices using such products). Any imposition of royalty payments might make purchases of our products less economical for our customers. A negative outcome in any such proceeding could severely disrupt the business of our chipset customers and their wireless operator customers, which in turn could harm our relationships with them and could result in a decline in our share of worldwide chipset sales and/or a reduction in our licensees’ sales to wireless operators, causing corresponding declines in our chipset and/or licensing revenues.
A number of other companies have claimed to own patents essential to various CDMA standards, GSM standards and OFDMA standards or implementations of systems based on such standards. If we or other product manufacturers are required to obtain additional licenses and/or pay royalties to one or more of such other patent holders, this could have an adverse effect on the commercial implementation of our products and technologies, average sales prices of and demand for our licensees’ products and our results of operations.
We depend on a limited number of third-party suppliers for our procurement, manufacture and testing of product inventories. If we fail to execute supply strategies that provide competitive advantage in terms of supply assurance, technology leadership and cost, our operating results and our business may be harmed.
Our QCT segment purchases raw materials, component parts, subassemblies and specialized manufacturing equipment from third-party suppliers and contracts with separate suppliers for probe, assembly, test and other services in the manufacture of product inventories. A reduction, interruption, delay or limitation in our product supply source, a failure by our suppliers to provide or allocate adequate manufacturing or test capacity for our products or their inability to react to shifts in product demand or an increase in raw material or component prices could have an adverse effect on our ability to meet customer demands, our business and/or our profitability. The loss of a supplier or the inability of a supplier to meet performance and quality specifications or delivery schedules could harm our ability to meet our delivery obligations to our customers and negatively impact our revenues, business operations and ability to compete for future business. In the event of a loss of or a decision to change a supplier, qualifying a new foundry supplier and commencing volume production or testing could cause us to incur additional expense and production delays, resulting in possible loss of customers.
While we have established alternate suppliers for certain technologies that we consider critical, we rely on sole- or limited-source suppliers for some products, subjecting us to significant risks, including: possible shortages of raw materials or manufacturing capacity; poor product performance; and reduced control over delivery schedules, manufacturing capability and yields, quality assurance, quantity and costs. To the extent we have established alternate suppliers, these suppliers may require significant levels of support to bring complex technologies to production. As a result, we may invest a significant amount of effort and resources in supporting, and incur higher costs to maintain, such alternate suppliers. Our arrangements with our suppliers may oblige us to incur costs to manufacture and test our products that do not decrease at the same rate as decreases in pricing to our customers. The ability of our suppliers to develop or maintain leading process technologies, including transitions to smaller geometry process technologies, and to effectively compete with the manufacturing performance of our competition, could also impact our ability to meet customer demand, increase our operating expenses and subject us to the risk of excess inventories. Our inability to meet customer demand due to sole- or limited-sourcing and/or the additional operating expenses that we incur because of these or other supply constraints or because of the need to support alternate suppliers could negatively impact our business, our revenues and our results of operations.
Although we have long-term contracts with our suppliers, many of these contracts do not provide for long-term capacity commitments. To the extent that we do not have firm commitments from our suppliers over a specific time period, or for any specific quantity, our suppliers may allocate, and in the past have allocated, capacity to the production and testing of products for their other customers while reducing or limiting capacity to manufacture or test our products. Accordingly, capacity for our products may not be available when we need it or at reasonable prices. To the extent we do obtain long-term capacity commitments, we may incur additional costs related to those commitments. As an example, we experienced capacity limitations from our suppliers related to 28 nanometer integrated circuits, resulting in supply constraints and our inability to meet certain customer demand during fiscal 2012. Even as we continue to increase our supply of 28 nanometer integrated circuits, we may still experience supply shortages for our 28 nanometer integrated circuit products during the early part of fiscal 2013. We have incurred, and expect to continue to incur, increased operating expenses as we facilitate additional supply.
One or more of our suppliers or potential alternate suppliers may manufacture CDMA- or OFDMA-based integrated circuits that compete with our products. In this event, the supplier could elect to allocate raw materials and manufacturing capacity to their own products and reduce or limit deliveries to us to our detriment. In addition, we may not receive reasonable pricing, manufacturing or delivery terms. We cannot guarantee that the actions of our suppliers will not cause disruptions in our operations that could harm our ability to meet our delivery obligations to our customers or increase our cost of sales.
Global economic conditions that impact the communications industry could negatively affect the demand for our products and our customers’ products, which may negatively affect our revenues.
A decline in global economic conditions, particularly in geographic regions with high customer concentrations, could have adverse, wide-ranging effects on demand for our products and for the products of our customers, particularly equipment manufacturers or others in the wireless communications industry who buy their products, such as wireless operators. Any prolonged economic crisis may result in a downturn in demand for our products or technology; the insolvency of key suppliers; delays in reporting and/or payments from our licensees and/or customers; failures by counterparties; and negative effects on wireless device inventories. In addition, our direct and indirect customers’ ability to purchase or pay for our products and services, obtain financing and upgrade wireless networks could be adversely affected by economic conditions, leading to a reduction, cancellation or delay of orders for our products.
Our stock price and earnings are subject to substantial quarterly and annual fluctuations and to market downturns.
Both the market price of our common stock and our earnings have fluctuated in the past and are likely to fluctuate in the future as well. Factors that may have a significant impact on the market price of our stock and/or earnings include, among others:

•	volatility of the stock market in general and technology-based companies in particular that is often unrelated to the operating performance of any specific public company;

•	announcements concerning us or our competitors, including the selection of wireless communications technology by wireless operators and the timing of the roll-out of those systems;

•	international developments, such as technology mandates, political developments or changes in economic policies;

•	changes in recommendations of securities analysts;

•	earnings (or forecasts) that fail to meet financial guidance that we provided to investors or the expectations of investment analysts or investors;

•	proprietary rights, product or patent litigation taken or threatened against us or against our customers or licensees;

•	strategic transactions, such as spin-offs, acquisitions and divestitures;

•	unexpected and/or significant changes in the average selling price of our licensees’ products and our products;

•	unresolved disputes with licensees that result in non-payment and/or non-recognition of royalty revenues that may be owed to us;

•	declines in the value or performance of our significant marketable securities portfolio, which is subject to financial market volatility and liquidity, interest rate, credit and other risks; or

•	inquiries, rumors or allegations regarding our financial disclosures, practices or compliance programs.
In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Due to changes in our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial uninsured costs and divert management’s attention and resources.
We may engage in acquisitions or strategic transactions or make strategic investments that could adversely affect our financial results or fail to enhance stockholder value.
We engage in acquisitions or strategic transactions or make strategic investments with the goal of maximizing stockholder value. We acquire businesses and other assets, including wireless spectrum, patents and other intangible assets, enter into joint ventures or other strategic transactions and purchase minority equity interests in or make loans to companies that are generally private and early-stage. Our strategic activities are focused on expanding the wireless industry and promoting the global adoption of CDMA, OFDMA or other technologies and related services to enhance our stockholder value. Many of our acquisitions or strategic investments entail a high degree of risk, and investments may not become liquid for several years after the date of the investment, if at all. Our acquisitions or strategic investments (either those we have completed or may undertake in the future) may not generate financial returns or result in increased adoption or continued use of our technologies. In some cases, we may be required to consolidate or record our share of the earnings or losses of companies in which we have acquired ownership interests. In addition, we may record impairment charges related to our strategic investments or other strategic assets, such as wireless spectrum and other intangible assets. Any losses or impairment charges that we incur related to strategic investments or other transactions will have a negative impact on our financial results, and we may continue to incur new or additional losses related to strategic assets or investments that we have not fully impaired or exited.
Achieving the anticipated benefits of business acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, including, among others: retaining key employees; successfully integrating new employees, business systems and technology; retaining customers and suppliers of the acquired business; minimizing the diversion of management’s attention from ongoing business matters; coordinating geographically separate organizations; consolidating research and development operations; and consolidating corporate and administrative infrastructures. We may not derive any commercial value from acquired technology, products and intellectual property or from future technologies and products based on the acquired technology and/or intellectual property, and we may be subject to liabilities that are not covered by indemnification protection we may obtain or become subject to litigation. Additionally, we may not be successful in expanding into geographic regions and/or categories of products served by or adjacent to an acquired business and in addressing potential new opportunities that may arise out of the combination. Due to our inexperience with products of and/or geographic regions served by acquired businesses, we may overestimate the benefits, including product and other synergies and growth opportunities that we expect to realize, and we may not achieve them. If we do not achieve the anticipated benefits of business acquisitions, our results of operations may be adversely affected, and we may not enhance stockholder value by engaging in these transactions.
Our QMT division’s business does not currently generate operating income and may not succeed or its operating results may not meet our expectations.
While we continue to believe our QMT division’s next generation IMOD display technology will offer compelling advantages to users of displays, other technologies may continue to improve in ways that reduce the advantages we anticipate. Sales of flat panel displays are currently dominated, and we believe will likely continue to be dominated for some time, by displays based on liquid crystal display (LCD) technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of, LCDs. Additionally, numerous companies have started investing in another flat panel display technology called organic light-emitting diode (OLED), which provides comparable performance to high end LCDs. In each case, advances in LCD or other flat panel display technologies, such as OLED, could result in technologies that are more cost effective, have fewer display limitations or can be brought to market faster than our IMOD technology. These advances in competing technologies might cause device manufacturers to avoid entering into or continuing licensing and/or commercial relationships with us.
During fiscal 2012, we updated the business plan and related internal forecasts for our QMT division to reflect a focus on licensing our next generation IMOD display technology while directly commercializing only certain IMOD products. We may not evolve our QMT division into a successful licensing business or IMOD product supplier if we are unable to develop our IMOD display technology to meet market demands or to cost-effectively manufacture and commercialize our IMOD products, among other factors. In addition, we have limited experience commercializing IMOD products, and we may be unsuccessful in selling such products. Our QMT division had $1.2 billion in assets (including $136 million in goodwill) at September 30, 2012. If we do not expect to achieve or do not achieve the cash flows anticipated in QMT’s business plan, our assets may become impaired, negatively impacting our operating results, and we may not meet future earnings projections related to this business.
Currency fluctuations could negatively affect future product sales or royalty revenues, harm our ability to collect receivables or increase the U.S. dollar cost of the activities of our foreign subsidiaries and international strategic investments.
Our international customers sell their products throughout the world in various currencies. Consolidated revenues from international customers as a percentage of total revenues were greater than 90% in each of the last three fiscal years. Adverse movements in currency exchange rates may negatively affect our business and our operating results due to a number of factors, including, among others:

•	Our products and those of our customers and licensees that are sold outside the United States may become less price-competitive;

•	Certain of our revenues, such as royalties, that are derived from licensee or customer sales that are denominated in foreign currencies could decrease;

•
Foreign exchange hedging transactions that we engage in to reduce the impact of currency fluctuations may require the payment of structuring fees, limit the U.S. dollar value of royalties from licensees’ sales that are denominated in foreign currencies, cause earnings volatility if the hedges do not qualify for hedge accounting and expose us to counterparty risk if the counterparty fails to perform;

•	We may need additional cash to settle our loan and debenture obligations that are denominated in Indian rupees and the related interest;

•	The U.S. dollar value of our marketable securities that are denominated directly or indirectly in foreign currencies may decline; and

•	Labor and the cost of goods in currencies other than the U.S. dollar may increase, resulting in higher than expected costs.
Failures in our products and services or in the products of our customers, including those resulting from security vulnerabilities, defects or errors, could harm our business.
The use of devices containing our products to access untrusted content creates a risk of exposing the system software in those devices to viral or malicious attacks. While we continue to expand our focus on this issue and are taking measures to safeguard our products from cybersecurity threats, device capabilities continue to evolve in a 3G/4G environment, enabling more data and processes, such as mobile computing, and increasing the risk of security failures. Further, our products are inherently complex and may contain defects or errors that are detected only when the products are in use. For example, as our chipset product complexities increase, we are required to migrate to integrated circuit technologies with smaller geometric feature sizes. The design process interface issues are more complex as we enter into these new domains of technology, which adds risk to manufacturing yields and reliability. Manufacturing, testing, marketing and use of our products and those of our customers and licensees entail the risk of product liability. Because our products and services are responsible for critical functions in our customers’ products and/or networks, security failures, defects or errors in our components, materials or software or in our customers’ products could have an adverse impact on us, on our customers and on the end users of their products. Such adverse impact could include product liability claims or recalls, a decrease in demand for connected devices and wireless services, damage to our reputation and to our customer relationships and other financial liability or harm to our business.
Our business and operations could suffer in the event of security breaches.
Attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. While we have identified several incidents of unauthorized access, none have caused material damage to our business. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any security breach results in inappropriate disclosure of our customers’ or licensees’ confidential information, we may incur liability. We expect to devote additional resources to the security of our information technology systems.
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
During the third quarter of fiscal 2012, we established our QCT segment’s non-United States headquarters in Singapore. We obtained tax incentives in Singapore, including a tax exemption for the first five years provided that we meet specified employment and incentive criteria in Singapore. Our Singapore tax rate is expected to increase in fiscal 2017 and again in fiscal 2027 as a result of expiration of these incentives. If we do not meet the criteria required to benefit from such incentives, our results of operations may be adversely affected.
Tax rules may change in a manner that adversely affects our future reported financial results or the way we conduct our business. For example, we consider the operating earnings of certain non-United States subsidiaries to be indefinitely invested outside the United States based on current needs for those earnings to be reinvested offshore as well as estimates that future domestic cash generation will be sufficient to meet future domestic cash needs for the foreseeable future. No provision has been made for United States federal and state or foreign taxes that may result from future remittances of undistributed earnings of these foreign subsidiaries. Our future financial results and liquidity may be adversely affected if tax rules regarding unrepatriated earnings change, if domestic cash needs require us to repatriate foreign earnings, or if the United States international tax rules change as part of comprehensive tax reform or other tax legislation.
If wireless devices pose safety risks, we may be subject to new regulations, and demand for our products and those of our customers and licensees may decrease.
Concerns over the effects of radio frequency emissions continue. Interest groups have requested that the FCC investigate claims that wireless communications technologies pose health concerns and cause interference with, among other things, airbags, hearing aids and medical devices. Legislation that may be adopted in response to these concerns or adverse news or findings about safety risks could reduce demand for our products and those of our licensees and customers in the United States as well as in foreign countries.
We are subject to government regulations. Our business may suffer as a result of changes in laws or regulations, our failure or inability to comply with laws or regulations or adverse rulings in enforcement or other proceedings.
Our products and services, and those of our customers and licensees, are subject to various laws and regulations globally, as well as the specifications of international, national and regional communications standards bodies. The adoption of new laws or regulations or changes in the regulation of our activities by a government or standards body, including, among others, those affecting the use of our technology or products, trade, foreign investments, licensing practices, spectrum availability and license issuance, adoption of standards, the provision of device subsidies by wireless operators to their customers, taxation, environmental protection, loans and employment, could have an adverse effect on our business.
National, state and local environmental laws and regulations affect our operations around the world. These laws may make it more expensive to manufacture, have manufactured and sell products. Our costs could also increase if our vendors (e.g., third-party manufacturers or utility companies) pass on their costs to us. It may also be difficult to comply with laws and regulations in a timely manner, and we may not have compliant products available in the quantities requested by our customers, which may have an adverse impact on our results of operations.
One of our subsidiaries in India holds broadband wireless access (BWA) spectrum that will be used to operate a wireless network. Bharti Airtel Limited (Bharti), an Indian wireless network operator, holds a 49% interest in this and other subsidiaries formed to operate the wireless network (the BWA subsidiaries). Our license to use the BWA spectrum is subject to minimum build-out requirements to be met within 5 years, by May 2017. If we do not meet these requirements, the Government of India’s Department of Telecommunications could impose a fine or could rescind the license in the area(s) in which the build-out requirements are not met. There are also other contingencies, including unexpected regulatory delays or conditions, which could adversely impact our ability to successfully and timely exit the BWA subsidiaries as anticipated.
The SEC has recently adopted disclosure rules for companies that use conflict minerals in their products, with substantial supply chain verification requirements in the event that the materials come from, or could have come from, the Democratic Republic of the Congo or adjoining countries. These new rules and verification requirements, which will apply to our activities in calendar 2013, will impose additional costs on us and on our suppliers, and may limit the sources or increase the prices of materials used in our products. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which could place us at a competitive disadvantage, and our reputation may be harmed.
Laws, regulations and standards relating to corporate governance, business conduct, public disclosure and health care are complex and changing and may create uncertainty regarding compliance. Laws, regulations and standards are subject to varying interpretations in many cases, and their application in practice may evolve over time. As a result, our efforts to comply may fail, particularly if there is ambiguity as to how they should be applied in practice. New laws, regulations and standards or evolving interpretations of legal requirements may cause us to incur higher costs as we revise current practices, policies and/or procedures and may divert management time and attention to compliance activities.
We may not be able to attract and retain qualified employees.
Our future success depends largely upon the continued service of our executive officers and other key management and technical personnel and on our ability to continue to attract, retain and motivate qualified personnel. In addition, implementing our product and business strategy requires specialized engineering and other talent, and our revenues are highly dependent on technological and product innovations. The market for employees in our industry is extremely competitive. Further, existing immigration laws make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the United States, making the pool of available talent even smaller. We continue to anticipate increases in human resource needs, particularly in engineering. If we are unable to attract and retain the qualified employees, our business may be harmed.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
At September 30, 2012, we occupied the indicated square footage in the owned or leased facilities described below (square footage in thousands):

Number			Total
of			Square
Buildings	Location	Status	Footage	Primary Use
34	United States	Owned	4,671	Executive and administrative offices, research and development, sales and marketing, service functions, manufacturing and network management hub.
44	United States	Leased	1,501	Administrative offices, research and development, sales and marketing, service functions and network management hub.
2	Taiwan	Owned	1,804	Administrative offices, research and development and sales and marketing.
13	India	Leased	640	Administrative offices, research and development and sales and marketing.
13	Mexico	Leased	378	Administrative offices, sales and marketing, service functions, manufacturing and network management hub.
12	China	Leased	335	Administrative offices, research and development, sales and marketing, service functions and network operating centers.
3	India	Owned	136	Administrative offices, research and development and sales and marketing.
7	Taiwan	Leased	135	Administrative offices, research and development and sales and marketing.
4	Israel	Leased	104	Administrative offices, research and development and sales and marketing.
6	Canada	Leased	95	Administrative offices, research and development and sales and marketing.
3	South Korea	Leased	78	Administrative offices, research and development and sales and marketing.
4	England	Leased	55	Administrative offices, research and development and sales and marketing.
2	Singapore	Leased	44	Administrative offices, research and development and sales and marketing.
5	Germany	Leased	34	Administrative offices, research and development and sales and marketing.
2	Japan	Leased	22	Administrative offices, research and development and sales and marketing.
34	Other International	Leased	133	Administrative offices, research and development and sales and marketing.
	Total square footage		10,165
In addition to the facilities above, we own or lease approximately 60,000 square feet of properties that are leased or subleased to third parties. Our facility leases expire at varying dates through 2029, not including renewals that would be at our option. At September 30, 2012, we also leased space on base station towers and buildings pursuant to lease arrangements related to our FLO TV business, which was shut down on March 27, 2011. As a result of the shut down of the FLO TV business, we do not intend to renew our site leases, and we continue to negotiate the exit of certain lease contracts.
Several owned and leased facilities are under construction totaling approximately 828,000 additional square feet to meet the requirements projected in our long-term business plan. In fiscal 2011, we initiated construction of a manufacturing facility in Taiwan for our display business with the initial phase expected to be completed in early fiscal 2013. In connection with our intention to license our next generation interferometric modulator (IMOD) display technology in the future, while directly commercializing only certain IMOD products, we are evaluating strategic options for this new manufacturing facility, which include, but are not limited to, operating the facility in support of our commercialization efforts and/or a sale to, or joint venture with, a third party.

We believe that our facilities will be suitable and adequate for the present purposes and that the productive capacity in facilities that are not under construction is substantially utilized. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan.
Item 3. Legal Proceedings
Tessera, Inc. v. QUALCOMM Incorporated: On April 17, 2007, Tessera filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas and a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against us and other companies, alleging infringement of two patents. The district court action was stayed pending resolution of the ITC proceeding, including all appeals. On May 20, 2009, the ITC issued a limited exclusion order and a cease and desist order, both of which were terminated when the patents expired on September 24, 2010. During the period of the exclusion order, we shifted supply of accused chips for customers who manufacture products that may be imported to the United States to a licensed supplier of Tessera, and we continued to supply those customers without interruption. The appeals court affirmed the ITC’s orders, and on November 28, 2011, the U.S. Supreme Court denied our petition for review. On January 18, 2012, pursuant to the parties’ stipulation, the district court in the Eastern District of Texas lifted the stay and ordered that the case be moved to the United States District Court for the Northern District of California. On March 1, 2012, that court consolidated the case with an earlier-filed lawsuit filed by Tessera against multiple parties, including some of our semiconductor chip package suppliers. Trial is scheduled for April 7, 2014. Tessera may continue to seek alleged past damages in the district court, but it cannot obtain injunctive relief due to the expiration of the patents.
MicroUnity Systems Engineering, Inc. v. QUALCOMM Incorporated et al.: MicroUnity filed a total of three patent infringement complaints, on March 16, 2010, June 3, 2010 and January 27, 2011, against us and a number of other technology companies, including Texas Instruments, Samsung, Apple, Nokia, Google and HTC, in the United States District Court for the Eastern District of Texas. MicroUnity currently alleges that certain of our Snapdragon products infringe 10 of its patents, and seeks unspecified damages and injunctive and other relief. The court consolidated the actions in May 2011. Trial is scheduled for June 3, 2013.
MOSAID Technologies Incorporated v. Dell, Inc. et al.: On March 16, 2011, MOSAID filed a complaint against Atheros Communications, Inc., which we acquired in May 2011 and was renamed Qualcomm Atheros, Inc. (Qualcomm Atheros), and 32 other entities in the United States District Court for the Eastern District of Texas alleging that certain of Atheros’ WiFi products infringe six MOSAID patents. MOSAID seeks unspecified damages and injunctive and other relief. The case is in the discovery phase. On March 28, 2012, Qualcomm Atheros and the other defendants filed a motion to transfer the case to the Northern District of California. A decision on that motion is pending. A claim construction hearing is scheduled for April 16, 2013, and trial is scheduled for January 8, 2014.
ParkerVision, Inc. v. QUALCOMM Incorporated: On July 20, 2011, ParkerVision filed a complaint against us in the United States District Court for the Middle District of Florida alleging that certain of our products infringe seven of its patents alleged to cover direct-conversion (or Zero-IF/ZIF) receivers. The complaint seeks unspecified damages and injunctive and other relief. On February 28, 2012, ParkerVision filed an amended complaint dropping two patents from the case and adding one new patent. The parties have motions pending challenging the sufficiency of certain claims in the opposing party’s pleadings. The parties also have motions pending addressing discovery disputes. A claim construction hearing was held on August 10, 2012, but the court has not yet issued a claim construction order. Discovery is scheduled to close on November 30, 2012, and trial is scheduled to begin on August 5, 2013.
Icera Complaint to the European Commission: On June 7, 2010, the European Commission (the Commission) notified and provided us with a redacted copy of a complaint filed with the Commission by Icera, Inc. alleging that we have engaged in anticompetitive activity. We were asked by the Commission to submit a preliminary response to the portions of the complaint disclosed to it, and we submitted our response in July 2010. On October 19, 2011, the Commission notified us that we should provide to the Commission additional documents and information. On January 16, 2012, we provided additional documents and information in response to that request. We continue to cooperate fully with the Commission’s preliminary investigation.
Korea Fair Trade Commission (KFTC) Complaint: On January 4, 2010, the KFTC issued a written decision finding that we had violated South Korean law by offering certain discounts and rebates for purchases of its CDMA chips and for including in certain agreements language requiring the continued payment of royalties after all licensed patents have expired. The KFTC levied a fine, which we paid in the second quarter of fiscal 2010. We are appealing that decision in the Korean courts.
Japan Fair Trade Commission (JFTC) Complaint: The JFTC received unspecified complaints alleging that our business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order concluding that our Japanese licensees were forced to cross-license patents to us on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against our other licensees who made a similar commitment in their license agreements with us. The cease and desist order seeks to require us to modify our existing license agreements with Japanese companies to eliminate these provisions while preserving the license of our patents to those companies. We disagree with the conclusions that we forced our Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate the Japanese Antimonopoly Act. We have invoked our right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted our motion and issued a stay of the cease and desist order pending the administrative hearing before the JFTC. The JFTC has held hearings on 15 different dates, with another hearing scheduled for December 20, 2012 and additional hearing dates yet to be scheduled.
Securities and Exchange Commission (SEC) Formal Order of Private Investigation and Department of Justice (DOJ) Investigation: On September 8, 2010, we were notified by the SEC’s Los Angeles Regional office of a formal order of private investigation. We understand that the investigation arose from a “whistleblower’s” allegations made in December 2009 to the audit committee of our Board of Directors and to the SEC. In 2010, the audit committee completed an internal review of the allegations with the assistance of independent counsel and independent forensic accountants. This internal review into the whistleblower’s allegations and related accounting practices did not identify any errors in our financial statements. On January 27, 2012, we learned that the U.S. Attorney’s Office for the Southern District of California/DOJ (DOJ) had begun a preliminary investigation regarding our compliance with the Foreign Corrupt Practices Act (FCPA). We believe that FCPA compliance had also become a focus of the SEC investigation. The audit committee has commenced an internal review into our compliance with the FCPA with the assistance of independent counsel and independent forensic accountants.
We have discovered, and as a part of our ongoing cooperation with these investigations have informed the SEC and the DOJ of, instances in which special hiring consideration, gifts or other benefits (collectively, benefits) were provided to several individuals associated with Chinese state-owned companies or agencies. Based on the facts currently known, we believe the aggregate monetary value of the benefits in question to be less than $250,000, excluding employment compensation. We are continuing to investigate the circumstances relating to providing these benefits and are attempting to identify whether any other benefits were provided.
We are continuing to cooperate with the SEC and the DOJ, but are unable to predict the outcome of their investigations.
Other: We have been named, along with many other manufacturers of wireless phones, wireless operators and industry-related organizations, as a defendant in three lawsuits pending in Washington D.C. superior court, seeking monetary damages arising out of our sale of cellular phones.
We will vigorously defend ourselves in the foregoing actions. However, litigation and investigations are inherently uncertain. Accordingly, we cannot predict the outcome of these matters. We have not recorded any accrual at September 30, 2012 for contingent losses associated with these matters based on our belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. Nonetheless, the unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. We are engaged in numerous other legal actions not described above arising in the ordinary course of our business and, while there can be no assurance, we believe that the ultimate outcome of these actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

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

	High ($)	Low ($)
2011
First quarter	50.00	42.45
Second quarter	59.84	48.98
Third quarter	58.95	51.45
Fourth quarter	59.48	45.98
2012
First quarter	57.97	46.40
Second quarter	67.00	54.01
Third quarter	68.87	54.85
Fourth quarter	64.45	53.09
At November 5, 2012, there were 8,240 holders of record of our common stock. On November 5, 2012, the last sale price reported on the NASDAQ Stock Market for our common stock was $60.43 per share.
Dividends
On March 8, 2011, we announced an increase in our quarterly dividend from $0.19 to $0.215 per share of common stock. On March 6, 2012, we announced an increase in our quarterly dividend from $0.215 to $0.25 per share of common stock. Cash dividends on outstanding common stock announced in fiscal 2011 and 2012 were as follows (in millions, except per share data):

	Per Share	Total	Cumulative by Fiscal Year
2011
First quarter	$0.190	$309	$309
Second quarter	0.190	316	625
Third quarter	0.215	360	985
Fourth quarter	0.215	361	1,346
	$0.810	$1,346
2012
First quarter	$0.215	$362	$362
Second quarter	0.215	366	728
Third quarter	0.250	429	1,157
Fourth quarter	0.250	426	1,583
	$0.930	$1,583
On October 17, 2012, we announced a cash dividend of $0.25 per share of common stock, payable on December 21, 2012 to stockholders of record as of December 7, 2012. We intend to continue to pay quarterly dividends subject to capital availability and our view that cash dividends are in the best interests of our stockholders. Future dividends may be affected by, among other items, our views on potential future capital requirements, including those relating to research and development, creation and expansion of sales distribution channels and investments and acquisitions, legal risks, stock repurchase programs, changes in federal and state income tax law and changes to our business model.

Share-Based Compensation
We primarily issue stock options and restricted stock units under our equity compensation plans, which are part of a broad-based, long-term retention program that is intended to attract and retain talented employees and directors and align stockholder and employee interests.
Our 2006 Long-Term Incentive Plan (2006 Plan) provides for the grant of both incentive and non-qualified stock options, restricted stock units, stock appreciation rights, restricted stock, performance units and shares and other stock-based awards. Options are granted at a price not less than the fair market value of the stock on the date of grant. Generally, options vest over periods not exceeding five years and are exercisable for up to ten years from the grant date. Restricted stock units generally vest over periods not exceeding three years from the date of grant. The Board of Directors may terminate the 2006 Plan at any time.
Additional information regarding our share-based compensation plans and plan activity for fiscal 2012, 2011 and 2010 is provided in the notes to our consolidated financial statements in this Annual Report in “Notes to Consolidated Financial Statements, Note 6. Employee Benefit Plans” and in our 2013 Proxy Statement under the heading “Equity Compensation Plan Information.”
Issuer Purchases of Equity Securities
Issuer purchases of equity securities during the fourth quarter of fiscal 2012 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
June 25, 2012, to July 22, 2012	13,127	$54.75	13,127	$2,909
July 23, 2012 to August 26, 2012	2,159	56.73	2,159	2,786
August 27, 2012 to September 30, 2012	—	—	—	2,786
Total	15,286	55.03	15,286	$2,786

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)
On March 6, 2012, we announced that we had been authorized to repurchase up to $4.0 billion of our common stock. At September 30, 2012, $2.8 billion remained available for repurchase. The stock repurchase program has no expiration date. Since September 30, 2012, we repurchased and retired 4,132,000 shares of common stock for $240 million.

Performance Measurement Comparison of Stockholder Return
The following graph compares total stockholder return on our common stock since September 30, 2007 to two indices: the Standard & Poor’s 500 Stock Index (the S&P 500) and the NASDAQ-100 Index (NASDAQ-100). The S&P 500 tracks the aggregate price performance of the equity securities of 500 United States companies selected by Standard & Poor’s Index Committee to include companies in leading industries and to reflect the United States stock market. The NASDAQ-100 tracks the aggregate price performance of the 100 largest domestic and international non-financial securities listed on the NASDAQ Stock Market based on market capitalization.
The total return for our stock and for each index assumes the reinvestment of gross dividends and is based on the returns of the component companies. We began paying dividends on our common stock on March 31, 2003. Our common stock is traded on the NASDAQ Global Select Market and is a component of each of the S&P 500 and the NASDAQ-100.

Comparison of Cumulative Total Return on Investment Since
September 30, 2007 (1)

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
9/30/2007
9/28/2008
9/27/2009
9/26/2010
9/25/2011
9/30/2012
QUALCOMM Incorporated
S&P 500
NASDAQ-100
Baseline Index on 9/30/07

(1)
Shows the cumulative total return on investment assuming an investment of $100 (including reinvestment of dividends) in our common stock, the S&P 500 and the NASDAQ-100 on September 30, 2007. All returns are reported as of our fiscal year end, which is the last Sunday in September.

Our closing stock price on September 28, 2012, the last trading day of our 2012 fiscal year, was $62.47 per share.

Item 6. Selected Financial Data
The following data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere herein.

	Years Ended (1)
	September 30, 2012	September 25, 2011	September 26, 2010	September 27, 2009	September 28, 2008
	(In millions, except per share data)
Statement of Operations Data:
Revenues	$19,121	$14,957	$10,982	$10,387	$11,130
Operating income	5,682	5,026	3,727	2,542	4,030
Income from continuing operations	5,283	4,555	3,520	1,792	3,347
Discontinued operations, net of income taxes	776	(313)	(273)	(200)	(187)
Net income attributable to Qualcomm	6,109	4,260	3,247	1,592	3,160
Per Share Data:
Basic earnings (loss) per share attributable to Qualcomm:
Continuing operations	$3.14	$2.76	$2.15	$1.08	$2.05
Discontinued operations	0.45	(0.19)	(0.17)	(0.12)	(0.11)
Net income	3.59	2.57	1.98	0.96	1.94
Diluted earnings (loss) per share attributable to Qualcomm:
Continuing operations	3.06	2.70	2.12	1.07	2.01
Discontinued operations	0.45	(0.18)	(0.16)	(0.12)	(0.11)
Net income	3.51	2.52	1.96	0.95	1.90
Dividends per share announced	0.93	0.81	0.72	0.66	0.60

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$26,837	$20,913	$18,402	$17,742	$11,269
Total assets	43,012	36,422	30,572	27,445	24,712
Loans and debentures (2)	1,064	994	1,086	—	—
Capital lease obligations	60	170	221	187	142
Other long-term liabilities (3)	366	450	540	665	418
Total stockholders’ equity	33,545	26,972	20,858	20,316	17,944

(1)
Our fiscal year ends on the last Sunday in September. The fiscal year ended September 30, 2012 included 53 weeks. The fiscal years ended September 25, 2011, September 26, 2010, September 27, 2009 and September 28, 2008 each included 52 weeks.

(2)	Loans and debentures are included in liabilities held for sale in the consolidated balance sheet as of September 30, 2012.

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
Overview
Recent Developments
Revenues for fiscal 2012 were $19.1 billion, with net income of $6.1 billion, which were impacted by the following key items:

•
We shipped approximately 590 million Mobile Station Modem (MSM) integrated circuits for CDMA- and OFDMA-based wireless devices, an increase of 22%, compared to approximately 483 million MSM integrated circuits in fiscal 2011. (1)

•	Total reported device sales were approximately $187.3 billion, an increase of approximately 25%, compared to approximately $149.5 billion in fiscal 2011. (2)

•
On December 27, 2011, we completed the sale of substantially all of our 700 MHz spectrum for $1.9 billion, and as a result, we recognized a gain in discontinued operations of $1.2 billion during the second quarter of fiscal 2012.

Against this backdrop, the following recent developments occurred during fiscal 2012 with respect to key elements of our business or our industry:

•	Worldwide wireless connections grew by approximately 9% to reach approximately 6.4 billion. (3)

•
Worldwide 3G connections (all CDMA-based) grew by approximately 24% to approximately 1.8 billion, which was approximately 29% of total wireless subscriptions, including approximately 552 million CDMA2000 1X/1xEV-DO subscriptions and approximately 1.3 billion WCDMA/HSPA/TD-SCDMA subscriptions. (3)

(1)
Some customers built devices that incorporated two MSM integrated circuits. In such cases, which represent approximately 1% of our gross volume, we count only one MSM integrated circuit in reporting the MSM integrated circuit shipments.

(2)
Total reported device sales is the sum of all reported sales in U.S. dollars (as reported to us by our licensees) of all licensed CDMA-based, OFDMA-based and multimode CDMA/OFDMA subscriber devices (including handsets, modules, modem cards and other subscriber devices) by our licensees during a particular period (collectively, 3G/4G devices). Not all licensees report sales the same way (e.g., some licensees report sales net of permitted deductions, such as transportation, insurance and packing costs, while other licensees report sales and then identify the amount of permitted deductions in their reports), and the way in which licensees report such information may change from time to time. Total reported device sales for a particular period may include prior period activity that was not reported by the licensee until such particular period.

(3)
According to Wireless Intelligence estimates as of November 5, 2012, for the quarter ending September 30, 2012. Wireless Intelligence estimates for CDMA2000 1X/1xEV-DO connections do not include Wireless Local Loop.

Our Business and Operating Segments
We design, manufacture, have manufactured on our behalf and market digital communications products and services based on CDMA, OFDMA and other technologies. We derive revenues principally from sales of integrated circuit products, fixed license fees (payable in one or more installments) and ongoing royalties for use of our intellectual property, and fees for messaging and other services and related hardware sales, software development and licensing, and related services and software hosting services. Operating expenses primarily consist of cost of equipment and services revenues and research and development and selling, general and administrative expenses.
We conduct business primarily through four reportable segments: QCT, QTL, QWI and QSI.
QCT is a leading developer and supplier of integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products. QCT’s integrated circuit products and system software are sold to or licensed to manufacturers that use our products in wireless devices, particularly mobile phones, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, data cards and infrastructure equipment, and in wired devices, particularly broadband gateway equipment, desktop computers, televisions and Blu-ray players. The MSM integrated circuits, which include the Mobile Data Modem, Qualcomm Single Chip and Qualcomm Snapdragon processor-based devices, perform the core baseband modem functionality in wireless devices providing voice and data communications, as well as multimedia applications and global positioning functions. In addition, our Snapdragon processors provide advanced application and graphics processing capabilities. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. QCT revenues comprised 63%, 59% and 61% of total consolidated revenues in fiscal 2012, 2011 and 2010, respectively.
QCT utilizes a fabless production business model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Integrated circuits are die cut from silicon wafers that have been assembled into packages or modules and have completed the final test manufacturing processes. We rely on independent third-party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits based primarily on our proprietary designs and test programs. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. We employ both turnkey and two-stage manufacturing models to purchase our integrated circuits. Turnkey is when our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing model, we purchase wafers and die from semiconductor manufacturing foundries and contract with separate third-party manufacturers for probe, assembly and final test services.
QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives. QTL licensing revenues are comprised of license fees as well as royalties based on sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of licensed products, net of certain permissible deductions (e.g., certain shipping costs, packing costs, VAT, etc.). QTL revenues comprised 33%, 36% and 33% of total consolidated revenues in fiscal 2012, 2011 and 2010, respectively. The vast majority of such revenues were generated through our licensees’ sales of CDMA2000 and WCDMA subscriber equipment products.
QWI, which includes our QES, QIS, QGOV and Firethorn divisions, generates revenues primarily through sales of products, services (including software development) and software aimed at the support and delivery of wireless applications. QES sells integrated wireless systems and services to transportation and logistics companies to manage their assets and workforce. QIS provides content enablement services for the wireless industry, including its Brew, Plaza and other products and services. QIS also provides QChat push-to-talk and other software products and services for wireless operators. QGOV provides development and other services and related products involving wireless communications technologies to government agencies and their contractors. Firethorn builds and manages software applications that enable mobile commerce services. QWI revenues comprised 3%, 4% and 6% of total consolidated revenues in fiscal 2012, 2011 and 2010, respectively.
QSI makes strategic investments that we believe will open new opportunities for our technologies, support the design and introduction of new products and services for voice and data communications or possess unique capabilities or technology. Many of these strategic investments are in early-stage companies. QSI also holds wireless spectrum, including the broadband wireless access (BWA) spectrum held by our subsidiaries (BWA subsidiaries) that were established to operate a wireless network in India. As part of our strategic investment activities, we intend to pursue various exit strategies from each of our QSI investments at some point in the future. The assets and liabilities of the BWA subsidiaries are presented as held for sale at September 30, 2012 as a result of our agreement with Bharti Airtel Limited (Bharti), which provides that Bharti’s ownership interest in the BWA subsidiaries will increase over time to 100% if certain conditions are met. In addition, the results of QSI’s FLO TV business are presented as discontinued operations and are therefore not included in QSI’s segment revenues or loss before income taxes.
Nonreportable segments are comprised of display and other product and services initiatives, including our QMT division. QMT continues to develop an interferometric modulator (IMOD) display technology based on micro-electro-mechanical-system (MEMS) structure combined with thin film optics. During the third quarter of fiscal 2012, we updated the business plan and related internal forecasts for our QMT division to reflect a focus on licensing our next generation IMOD display technology while directly commercializing only certain IMOD products. As a result, we tested the QMT division’s goodwill and other long-lived assets for impairment and concluded that the fair value of the QMT reporting unit was greater than its carrying value and that the carrying values of QMT’s long-lived asset groups were recoverable. During the fourth quarter of fiscal 2012, we revised our plans with respect to certain equipment comprising an asset group and recorded an impairment charge of $54 million.
Discontinued Operations
On March 27, 2011, the FLO TV business and network were shut down. On December 27, 2011, we completed the sale of substantially all of our 700 MHz spectrum for $1.9 billion, and as a result, we recognized a gain in discontinued operations of $1.2 billion during the second quarter of fiscal 2012. All remaining assets have been considered disposed of since March 27, 2011, the date on which the assets ceased to be used. Since the shut down of the FLO TV business and network, we have been working to sell the remaining assets and exit contracts. Accordingly, the results of operations of the FLO TV business are presented as discontinued operations. Income (loss) from discontinued operations includes share-based compensation and excludes certain general corporate expenses allocated to the FLO TV business during the periods presented.
Summarized results from discontinued operations were as follows (in millions):

	Year Ended
	September 30, 2012	September 25, 2011	September 26, 2010
Revenues	$—	$5	$9
Income (loss) from discontinued operations	1,203	(507)	(459)
Income tax (expense) benefit	(427)	194	186
Discontinued operations, net of income taxes	$776	$(313)	$(273)
Looking Forward
The deployment of 3G networks enables increased voice capacity and higher data rates than prior generation networks, thereby supporting more minutes of use and a wide range of mobile broadband data applications for handsets, 3G connected computing devices and other consumer electronics. According to the Global mobile Suppliers Association (GSA), as of November 2012, to complement their existing 3G networks, more than 110 wireless operators have deployed and more than 300 wireless operators are planning to deploy OFDMA-based technology, often called 4G, in new wireless spectrum to gain additional capacity for data services. As a result, we expect continued growth in the coming years in consumer demand for 3G and 3G/4G multimode products and services around the world. In addition, we expect an increasing number of devices, such as computers, consumer electronics and networking equipment, to require multiple communications technologies to support a variety of connected applications.
As we look forward to the next several months, the following items are likely to have an impact on our business:

•
The worldwide transition from 2G to 3G and 3G/4G networks is expected to continue, including the further expansion of 3G in China, India and other emerging regions. We expect that the emergence of lower-end smartphone products will contribute to such expansion.

•	We expect consumer demand for advanced 3G and 3G/4G multimode devices, including smartphones and data-centric devices, such as tablets and e-readers, to continue at a strong pace.

•
We expect that CDMA-based device prices will continue to vary broadly due to the increased penetration of smartphones combined with active competition throughout the world at all price tiers. Additionally, varying rates of economic growth by region and stronger growth of CDMA-based device shipments in emerging regions, as compared to developed regions, are expected to continue to impact the average and range of selling prices of CDMA-based devices.

•
We continue to invest significant resources toward the development of technologies and products for voice and data communications, primarily in the wireless industry, including advancements to 3G and 4G LTE (an OFDMA-based standard) networks, wireless baseband chips, our converged computing/communications (Snapdragon) chips, multimedia products, software and services, as well as our IMOD and other display technologies.

•
We expect industry demand for 28 nanometer integrated circuits to continue to be strong. Accordingly, even as we continue to increase our supply of 28 nanometer integrated circuits, we may still experience supply shortages for our 28 nanometer integrated circuit products during the early part of fiscal 2013. Our QCT business anticipates a strong first quarter in fiscal 2013 as the supply of 28 nanometer integrated circuits increases and as new 3G and 3G/4G devices are launched for the holiday season.

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
Critical Accounting Estimates
Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United

States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of intangible assets and investments, share-based compensation, income taxes and litigation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Although we believe that our estimates and the assumptions supporting our assessments are reasonable, actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the following significant accounting estimates may involve a higher degree of judgment and complexity than others.
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
Valuation of Intangible Assets and Investments. Our business acquisitions typically result in the recording of goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. We also acquire intangible assets in other types of transactions. At September 30, 2012, our goodwill and other intangible assets, net of accumulated amortization, were $3.9 billion and $2.9 billion, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. For intangible assets purchased in a business combination or received in a non-monetary exchange, the estimated fair values of the assets received (or, for non-monetary exchanges, the estimated fair values of the assets transferred if more clearly evident) are used to establish their recorded values, except when neither the values of the assets received or the assets transferred in non-monetary exchanges are determinable within reasonable limits. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. An estimate of fair value can be affected by many assumptions that require significant judgment. For example, the income approach generally requires assumptions related to the appropriate business model to be used to estimate cash flows, total addressable market, pricing and share forecasts, competition, technology obsolescence, future tax rates and discount rates. Our estimate of the fair value of certain assets may differ materially from that determined by others who use different assumptions or utilize different business models. New information may arise in the future that affects our fair value estimates and could result in adjustments to our estimates in the future, which could have an adverse impact on our results of operations.
Goodwill and other indefinite-lived intangible assets are tested annually for impairment and in interim periods if certain events occur indicating that the carrying amounts may be impaired. Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Our judgments regarding the existence of impairment indicators and future cash flows related to goodwill and other intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on a portion or all of our goodwill and other intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our financial position and results of operations. During fiscal 2012 and 2011, we recorded $23 million and $114 million, respectively, in goodwill impairment charges related to our Firethorn division due to the operating performance of new product applications falling significantly short of expectations.
We hold investments in marketable securities, including equity securities, non-investment-grade debt securities, equity and debt mutual and exchange-traded funds, corporate bonds and notes, auction rate securities and mortgage- and asset-backed securities. The fair value of these investments totaled $23 billion at September 30, 2012, with increases and decreases in fair value generally recorded through stockholders’ equity as other comprehensive income or loss. We record impairment charges through the statement of operations when we believe an investment has experienced a decline that is other than temporary. The determination that a decline is other than temporary is subjective and influenced by many factors. In addition, the fair values of our strategic investments may be subject to substantial quarterly and annual fluctuations and to significant market volatility. Adverse changes in market conditions or poor operating results of investees could result in losses or an inability to recover the carrying value of the investments, thereby requiring impairment charges. When assessing these investments for an other-than-temporary decline in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the original cost; how long the market value of the investment has been below its original cost; the extent of the general decline in prices or an increase in the default or recovery rates of securities in an asset class; negative events such as a bankruptcy filing or a need to raise capital or seek financial support from the government or others; the performance and pricing of the investee’s securities in relation to the securities of its competitors within the industry and the market in general; and analyst recommendations, as applicable. We also review the financial statements of the investee to determine if the investee is experiencing financial difficulties. If we determine that a security price decline is other than temporary, we may record an impairment loss, which could have an adverse impact on our results of operations. During fiscal 2012, 2011 and 2010, we recorded $71 million, $39 million and $111 million, respectively, in net impairment losses on our investments in marketable securities.
Share-Based Compensation. Share-based compensation expense recognized during fiscal 2012, 2011 and 2010 was $1.0 billion, $821 million and $614 million, respectively. Share-based compensation is measured at the grant date, or at the acquisition date for assumed awards, based on the estimated fair value of the award and is recognized as expense over the requisite service period. We estimate the fair value of stock option awards granted using a lattice binomial option-pricing model and the fair value of stock option awards assumed using the Black-Scholes option-pricing model. Accordingly, the fair value of an option award as determined using an option-pricing model is affected by our stock price on the valuation date as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. For purposes of estimating the fair value of stock options, we used the implied volatility of market-traded options in our stock for the expected volatility assumption input to the option-pricing model. The assumption inputs related to employee exercise behavior include estimates of the post-vest forfeiture rate and suboptimal exercise factors, which are based on historical experience. Beginning in fiscal 2010, we began to issue restricted stock units (RSUs) to employees. Since such time, the number of stock options granted to employees has decreased, and we expect this trend to continue into the foreseeable future. We estimate the fair value of RSUs based on the fair value of the underlying stock on the date of grant or date the awards are assumed. If RSUs do not have the right to participate in dividends, the fair value is discounted by the dividend yield. Judgment is required in estimating the amount of share-based awards that are expected to be forfeited. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, share-based compensation expense is adjusted accordingly.
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
We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. At September 30, 2012, net deferred tax assets were $1.7 billion, which included a valuation allowance of $142 million. If we are unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against our deferred tax assets which could result in an increase in our effective tax rate and an adverse impact on operating results.
We can only use net operating losses to offset taxable income of certain legal entities in certain tax jurisdictions. At September 30, 2012, we had unused federal, state and foreign net operating losses of $154 million, $591 million and $41 million, respectively. Based upon our assessments of projected future taxable income and losses and historical losses incurred by these entities, we expect that the future taxable income of the entities in these tax jurisdictions will not be sufficient to utilize the net operating losses we have incurred through fiscal 2012. Therefore, we have provided a $27 million valuation allowance for these net operating losses. Significant judgment is required to forecast the timing and amount of future taxable income in certain jurisdictions. Adjustments to our valuation allowance based on changes to our forecast of taxable income are reflected in the period the change is made.
During fiscal 2012, we established our QCT segment’s non-United States headquarters in Singapore. We obtained tax incentives in Singapore, including a tax exemption for the first five years provided that we meet specified employment and incentive criteria in Singapore. The location of QCT’s headquarters in Singapore will not result in any change in foreign tax during the first five years, as compared to tax that would be owed under the previous structure of QCT’s non-United States operations. Our Singapore tax rate is expected to increase in fiscal 2017 and again in fiscal 2027 as a result of expiration of these incentives.
We consider the operating earnings of certain non-United States subsidiaries to be indefinitely invested outside the United States based on estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. We have not recorded a deferred tax liability of approximately $5.8 billion related to the United States federal and state income taxes and foreign withholding taxes on approximately $16.4 billion of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. Should we decide to repatriate the foreign earnings, we would have to adjust the income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.
Litigation. We are currently involved in certain legal proceedings, and we intend to continue to vigorously defend ourselves. However, the unfavorable resolution of one or more of these proceedings could have a material adverse effect on our business, results of operations, financial condition or cash flows. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations.
Results of Operations

Revenues (in millions)	Year Ended
	September 30, 2012	September 25, 2011	September 26, 2010	2012 vs. 2011 Change	2011 vs. 2010 Change
Equipment and services	$12,465	$9,223	$6,971	$3,242	$2,252
Licensing	6,656	5,734	4,011	922	1,723
	$19,121	$14,957	$10,982	$4,164	$3,975
The increases in equipment and services revenues in fiscal 2012 and 2011 were primarily due to increases in QCT revenues of $3.25 billion and $2.18 billion, respectively. The increases in licensing revenues in fiscal 2012 and 2011 were primarily due to increases in QTL revenues of $905 million and $1.76 billion, respectively.
QCT and QTL segment revenues related to the products of two companies comprised 38% of total consolidated revenues in fiscal 2012; QCT and QTL segment revenues from two customers/licensees comprised 26% and 25% in fiscal 2011 and 2010, respectively.
Revenues from customers in China, South Korea and Taiwan comprised 42%, 22% and 14%, respectively, of total consolidated revenues for fiscal 2012, as compared to 32%, 19%, and 17%, respectively, for fiscal 2011, and 29%, 27% and 12%, for fiscal 2010. We distinguish revenues from external customers by geographic areas based on the location to which our products, software or services are delivered or, for QTL’s licensing and royalty revenues, the invoiced addresses of our licensees.

Operating Expenses (in millions)	Year Ended
	September 30, 2012	September 25, 2011	September 26, 2010	2012 vs. 2011 Change	2011 vs. 2010 Change
Cost of equipment and services (E&S) revenues	$7,096	$4,877	$3,301	$2,219	$1,576
Cost as % of E&S revenues	57%	53%	47%
The decreases in margin percentage in fiscal 2012 and 2011 were primarily attributable to decreases in QCT gross margin percentage, and in fiscal 2011, the gross margin percentage was also adversely affected by $137 million in charges from the recognition of the step-up of inventories to fair value and amortization of intangible assets related to the acquisition of Atheros in fiscal 2011. Our margin percentage may fluctuate in future periods depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

	Year Ended
	September 30, 2012	September 25, 2011	September 26, 2010	2012 vs. 2011 Change	2011 vs. 2010 Change
Research and development	$3,915	$2,995	$2,451	$920	$544
% of revenues	20%	20%	22%
Selling, general, and administrative	2,324	1,945	1,503	379	442
% of revenues	12%	13%	14%
Other	104	114	—	(10)	114
The dollar increases in research and development expenses in fiscal 2012 and 2011 were primarily attributable to increases of $741 million and $403 million, respectively, in costs related to the development of CDMA-based 3G, OFDMA-based 4G LTE and other technologies for integrated circuit and related software products and to expand our intellectual property portfolio and increases of $149 million and $104 million, respectively, in share-based compensation. Remaining dollar increases were related to development of our display technologies, other new product initiatives and our services businesses.
The dollar increase in selling, general and administrative expenses in fiscal 2012 was primarily attributable to a $96 million increase in employee-related expenses, a $77 million increase in costs related to litigation and other legal matters, a $65 million increase in share-based compensation, a $54 million long-lived asset impairment charge related to our QMT division, a $45 million increase in selling and marketing expenses and a $28 million increase in patent-related expenses, partially offset by a $55 million decrease in charitable contributions (primarily related to the establishment and initial funding of the Qualcomm Charitable Foundation in fiscal 2011). The dollar increase in selling, general and administrative expenses in fiscal 2011 was primarily attributable to a $142 million increase in employee-related expenses, an $86 million increase in share-based compensation, a $66 million increase in depreciation and amortization expense (primarily attributable to the acquisition of Atheros), the effect of a $62 million gain on the sale of our Australia spectrum license recorded in fiscal 2010 and a $44 million increase in charitable contributions (primarily related to the establishment and initial funding of the Qualcomm Charitable Foundation in fiscal 2011).
Other operating expenses in fiscal 2012 were comprised of an $81 million charge related to a payment made to the Indian government concurrent with the issuance of the BWA spectrum license and $23 million in goodwill impairment charges related to our Firethorn division. Other operating expenses in fiscal 2011 were comprised of a $114 million goodwill impairment charge related to our Firethorn division.

Net Investment Income (in millions)	Year Ended
	September 30, 2012	September 25, 2011	September 26, 2010	2012 vs. 2011 Change	2011 vs. 2010 Change
Interest and dividend income:
Corporate and other segments	$590	$480	$522	$110	$(42)
QSI	19	20	8	(1)	12
Interest expense	(90)	(114)	(43)	24	(71)
Net realized gains on investments:
Corporate and other segments	327	335	379	(8)	(44)
QSI	42	2	26	40	(24)
Net impairment losses on investments:
Corporate and other segments	(49)	(39)	(110)	(10)	71
QSI	(34)	(13)	(15)	(21)	2
Gains (losses) on derivative instruments	84	(3)	3	87	(6)
Equity in losses of investees	(9)	(7)	(4)	(2)	(3)
	$880	$661	$766	$219	$(105)
The increase in interest and dividend income in fiscal 2012 on cash and marketable securities held by corporate and other segments was a result of higher average cash and marketable securities balances and higher interest rates earned on those investments. Interest expense in fiscal 2012 and 2011 was primarily attributable to loans and debentures related to the BWA spectrum won in the India auction in June 2010. The decrease in interest expense in fiscal 2012 resulted primarily from the fact that we did not capitalize interest during fiscal 2011, compared to $29 million of interest capitalized during fiscal 2012. The increase in gains on derivative instruments in fiscal 2012 primarily resulted from changes in the fair value of put options sold in connection with our stock repurchase program which have expired. The decrease in net impairment losses on investments in fiscal 2011 was due to an overall increase in marketable securities values compared to fiscal 2010.

Income Tax Expense (in millions)	Year Ended
	September 30, 2012	September 25, 2011	September 26, 2010	2012 vs. 2011 Change	2011 vs. 2010 Change
Income tax expense	$1,279	$1,132	$973	$147	$159
Effective tax rate	19%	20%	22%	(1)%	(2)%
The following table summarizes the primary factors that caused our annual effective tax rates to be less than the United States federal statutory rate:

	Year Ended
	September 30, 2012	September 25, 2011	September 26, 2010
Expected income tax provision at federal statutory tax rate	35%	35%	35%
State income tax provision, net of federal benefit	—%	5%	5%
Benefits from foreign income taxed at other than U.S. rates	(16%)	(19%)	(20%)
Benefits related to the research and development tax credit	(1%)	(3%)	(1%)
Change in valuation allowance	1%	1%	(1%)
Tax expense related to the valuation of deferred tax assets to reflect changes in California law	—%	1%	4%
Effective tax rate	19%	20%	22%
The effective tax rate for fiscal 2012 as compared to fiscal 2011 reflected a reduction in our effective state tax rate as a result of California tax legislation previously enacted, partially offset by increased earnings taxed at the United States tax rate. The annual effective tax rate for fiscal 2012 only reflected the United States federal research and development credit generated through December 31, 2011, the date on which the credit expired.
The effective tax rate for fiscal 2011 reflected tax benefits of $44 million related to an agreement reached on a component of our fiscal 2006 through fiscal 2010 state tax returns and $32 million related to fiscal 2010 resulting from the retroactive extension of the United States federal research and development tax credit. The effective tax rate for fiscal 2010 reflected the United States federal research and development credits generated through December 31, 2009, the date on which they expired, and a tax expense of approximately $137 million that arose because certain deferred revenue was taxable in fiscal 2010, but the resulting deferred tax asset is reversing in subsequent years in which our effective state tax rate is lower as a result of California tax legislation previously enacted.
Our Segment Results (in millions)
The following should be read in conjunction with the fiscal 2012, 2011 and 2010 financial results for each reporting segment. See “Notes to Consolidated Financial Statements, Note 8. Segment Information.”

	QCT	QTL	QWI	QSI	Reconciling Items	Total
2012
Revenues	$12,141	$6,327	$633	$—	$20	$19,121
EBT (1)	2,296	5,585	(15)	(170)	(1,134)	6,562
EBT as a % of revenues	19%	88%	(2%)
2011
Revenues	$8,859	$5,422	$656	$—	$20	$14,957
EBT (1)	2,056	4,753	(152)	(132)	(838)	5,687
EBT as a % of revenues	23%	88%	(23%)
2010
Revenues	$6,695	$3,659	$628	$—	$—	$10,982
EBT (1)	1,693	3,020	12	7	(239)	4,493
EBT as a % of revenues	25%	83%	2%

(1)	Earnings (loss) before taxes.
QCT Segment. Equipment and services revenues, mostly related to sales of MSM and accompanying RF and PM integrated circuits, were $11.91 billion, $8.65 billion and $6.47 billion in fiscal 2012, 2011 and 2010, respectively. The increases in equipment and services revenues in fiscal 2012 and 2011 resulted primarily from increases of $1.71 billion and $1.23 billion, respectively, related to higher unit shipments, increases of $803 million and $391 million, respectively, related to sales of connectivity products (primarily resulting from the acquisition of Atheros in the third quarter of fiscal 2011) and increases of $651 million and $461 million, respectively, related to the net effects of changes in product mix and lower selling prices of such products.(1) Approximately 590 million, 483 million and 399 million MSM integrated circuits were sold during fiscal 2012, 2011 and 2010, respectively (excluding the second MSM for customers who built devices with two MSMs starting in fiscal 2011).
The decreases in EBT as a percentage of revenues in fiscal 2012 and 2011 were primarily due to decreases in gross margin percentage, partially offset by the effects of higher increases in QCT revenues relative to the increases in research and development expenses and selling, general and administrative expenses. QCT gross margin percentage decreased in fiscal 2012 and 2011 as a result of the net effects of lower average selling prices, unfavorable product mix and higher product support costs, partially offset by a decrease in average unit costs. The higher product support costs in fiscal 2012 primarily related to increased expenses incurred to facilitate additional supply of 28 nanometer integrated circuits.
QCT inventories increased by 36% in fiscal 2012 from $714 million to $973 million primarily due to an increase in work-in-process and finished goods related to growth of the business.

(1)
During fiscal 2012, we updated the method we use to quantify the dollar impact of changes in QCT unit shipments as compared to the impact of changes in product mix and changes in product prices. The information presented for the fiscal 2011 increase reflects the updated method.

QTL Segment. During the second quarter of fiscal 2011, we entered into agreements with two licensees to settle ongoing disputes, including an arbitration proceeding with Panasonic, and recorded $401 million in revenues related to prior quarters. The $1.31 billion and $1.36 billion increases in revenues, excluding the $401 million effect of these settlements, in fiscal 2012 and 2011, respectively, were primarily due to increases in sales of CDMA-based devices by licensees and higher average royalties per unit for CDMA-based devices. The increases in QTL earnings before taxes and operating margin percentage in fiscal 2011 compared to fiscal 2010 were attributable to the 48% increase in licensing revenue relative to a 5% increase in operating expenses.
QWI Segment. The decrease in QWI revenues in fiscal 2012 was primarily due to a $25 million decrease in QES revenues resulting from lower shipments of mobile information units and lower services revenues. The increase in QWI revenues in fiscal 2011 was primarily due to increases in QGOV and QES revenues of $27 million and $20 million, respectively, partially offset by a $23 million decrease in QIS revenues. The increase in QGOV revenues was primarily attributable to growth in customer funded development contracts, and the increase in QES revenues was primarily attributable to higher shipments of our mobile information units. The decrease in QIS revenues was primarily attributable to a decrease in Brew revenues resulting from lower consumer demand.
QWI operating expenses in fiscal 2012 and 2011 included $23 million and $114 million, respectively, of goodwill impairment charges related to our Firethorn division. The $46 million increase in QWI earnings before taxes in fiscal 2012, excluding the impairment charges, was primarily attributable to a $26 million decrease in Firethorn operating loss (before the impairment charges) and a $25 million decrease in QIS operating loss. The $50 million decrease in QWI earnings before taxes in fiscal 2011, excluding the impairment charge, was primarily attributable to the operating loss of our QIS division.
QSI Segment. QSI operating expenses for fiscal 2012 included $81 million related to a payment made to the Indian government concurrent with issuance of the BWA spectrum license. The $43 million decrease in QSI loss before taxes from continuing operations in fiscal 2012, excluding this charge, was primarily attributable to a $40 million increase in net realized gains on investments and a $20 million decrease in interest expense as a result of capitalizing interest starting in the third quarter of fiscal 2012 related to the BWA network in India. QSI earnings before taxes from continuing operations for fiscal 2010 included a $62 million gain on the sale of our Australia spectrum license. The remaining $77 million increase in QSI loss before taxes from continuing operations in fiscal 2011 was primarily due to a $72 million increase in interest expense attributable to loans related to the BWA spectrum won in the India auction in June 2010.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $26.8 billion at September 30, 2012, an increase of $5.9 billion from September 25, 2011. This increase included $1.9 billion in proceeds from the sale of substantially all of our 700 MHz spectrum and $1.7 billion in proceeds from the issuance of common stock under our equity compensation plans. Our cash, cash equivalents and marketable securities at September 30, 2012 consisted of $9.8 billion held domestically and $17.0 billion held by foreign subsidiaries. Of the amount of cash, cash equivalents and marketable securities held by our foreign subsidiaries at September 30, 2012, $16.4 billion is indefinitely reinvested and would be subject to material tax effects if repatriated. Due to tax and accounting considerations, we derive liquidity for operations primarily from domestic cash flow and investments held domestically. Total cash provided by operating activities increased to $6.0 billion during fiscal 2012, compared to $4.9 billion during fiscal 2011.
During fiscal 2012, we repurchased and retired 23,893,000 shares of common stock for $1.3 billion, before commissions. At September 30, 2012, approximately $2.8 billion remained available for repurchase under our stock repurchase program. Since September 30, 2012, we repurchased and retired 4,132,000 shares of common stock for $240 million. The stock repurchase program has no expiration date. We continue to evaluate repurchases as a means of returning capital to stockholders, subject to our periodic determinations that repurchases are in the best interest of our stockholders.
We paid dividends totaling $1.6 billion, $1.3 billion and $1.2 billion, or $0.93, $0.81 and $0.72 per common share, during fiscal 2012, 2011 and 2010, respectively. On March 6, 2012, we announced an increase in our quarterly dividend from $0.215 to $0.25 per share of common stock. We announced cash dividends totaling $426 million, or $0.25 per share, during the fourth quarter of fiscal 2012, which were paid on September 26, 2012. On October 17, 2012, we announced a cash dividend of $0.25 per share of common stock, payable on December 21, 2012 to stockholders of record as of December 7, 2012. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders.
Accounts receivable increased 47% during fiscal 2012. Days sales outstanding, on a consolidated basis, were 29 days at September 30, 2012, compared to 22 days at September 25, 2011. The increase in accounts receivable and the related days sales outstanding were primarily due to growth of the business and the effects of timing of shipments and customer payments for receivables related to integrated circuits.
We believe our current cash and cash equivalents, marketable securities and our expected cash flow generated from operations will provide us with flexibility and satisfy our working and other capital requirements over the next fiscal year and beyond based on our current business plans.

•
Our research and development expenditures were $3.9 billion and $3.0 billion in fiscal 2012 and 2011, respectively, and we expect to continue to invest heavily in research and development for new technologies, applications and services for voice and data communications, primarily in the wireless industry.

•
Cash outflows for capital expenditures were $1.3 billion and $593 million in fiscal 2012 and 2011, respectively, including approximately $480 million and $225 million, respectively, related to the construction of a new manufacturing facility in Taiwan for our QMT division. We expect to continue to incur capital expenditures in the future to support our business, including research and development activities. Future capital expenditures may be impacted by transactions that are currently not forecasted.

•	Our purchase obligations for fiscal 2013, some of which relate to research and development activities and capital expenditures, totaled $3.1 billion at September 30, 2012.

•
The acquisition of Atheros in fiscal 2011 was more significant than others we have made in the past. We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly, to open new opportunities for our technologies, obtain development resources, grow our patent portfolio or pursue new business.

•
At September 30, 2012, we have loan and debenture liabilities in the aggregate of $1.1 billion, which were classified as held for sale, related to the BWA spectrum won in India that are denominated in Indian rupees. At September 30, 2012, loans in the aggregate of $545 million are due and payable in full on December 18, 2012, and $519 million in debentures, including accrued interest, are due and payable in full on June 25, 2017. We intend to refinance the loans with long-term loans on or before December 18, 2012. Each holder has the right to demand redemption of its portion of the debentures outstanding on June 25, 2013 subject to sufficient prior written notice. As a result, the debentures were classified as current liabilities. The loans bear interest at rates that are reset quarterly (ranging from 10.00% to 10.50% at September 30, 2012); interest payments are due monthly. The debentures bear interest at an agreed-upon annual rate, which is compounded annually and reset semi-annually beginning on June 25, 2013 (10.25% at September 30, 2012) with interest due upon redemption.

Contractual Obligations / Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).
At September 30, 2012, our outstanding contractual obligations included (in millions):

Contractual Obligations
Payments Due By Fiscal Period

	Total	2013	2014-2015	2016-2017	Beyond 2017	No Expiration Date
Purchase obligations (1)	$3,616	$3,053	$521	$32	$10	$—
Loans and debentures (2)	1,064	1,064	—	—	—	—
Operating lease obligations	444	131	170	73	70	—
Capital lease obligations (3)	134	5	9	10	110	—
Equity funding commitments (4)	2	—	—	—	—	2
Other long-term liabilities (5)(6)	52	—	44	5	1	2
Total contractual obligations	$5,312	$4,253	$744	$120	$191	$4

(1)	Total purchase obligations include $3.1 billion in commitments to purchase integrated circuit product inventories.

(2)
Amounts include principal and interest. The loans and debentures are payable in Indian rupees. The majority of the loans ($468 million at September 30, 2012) bear interest at an annual rate based on the highest rate among the bank lenders, which is reset quarterly, plus 0.25% (10.00% at September 30, 2012) with interest payments due monthly. The remaining loan ($77 million at September 30, 2012) bears interest at an annual rate based on the highest rate of the bank that is party to the loan or of the other bank lenders, which is reset quarterly, plus 0.25% (10.50% at September 30, 2012) with interest payments due monthly. All of the loans are due and payable in full on December 18, 2012; we intend to refinance the loans with long-term loans on or before that date. The debentures bear interest at an agreed-upon annual rate, which is compounded annually and reset semi-annually beginning on June 25, 2013 (10.25% at September 30, 2012) with interest due upon redemption. The debentures can be redeemed by us without penalty on certain dates. Additionally, each holder has the right to demand redemption of its portion of the debentures outstanding on June 25, 2013 subject to sufficient prior written notice.

(3)	Amounts represent future minimum lease payments including interest payments. Capital lease obligations are included in other liabilities in the consolidated balance sheet at September 30, 2012.

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

(6)
Our consolidated balance sheet at September 30, 2012 included an $82 million noncurrent liability for uncertain tax positions, all of which may result in cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Additional information regarding our financial commitments at September 30, 2012 is provided in the notes to our consolidated financial statements. See “Notes to Consolidated Financial Statements, Note 7. Commitments and Contingencies.”
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board revised the authoritative guidance for comprehensive income to require an entity to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminated the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. The guidance will be effective for us beginning in the first quarter of fiscal 2013 and will be applied retrospectively. The adoption of the guidance will impact the presentation of the financial statements but will not impact our financial position, results of operations or cash flows.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk. We invest a portion of our cash in a number of diversified investment- and non-investment-grade fixed and floating rate securities, consisting of cash equivalents, marketable debt securities, debt funds and derivative instruments, including interest rate swaps. Changes in the general level of United States interest rates can affect the principal values and yields of fixed interest-bearing securities and the fair value of interest rate swaps held in connection with our marketable securities portfolios classified as trading. If interest rates in the general economy were to rise rapidly in a short period of time, our fixed interest-bearing securities could lose value. When the general economy weakens significantly, the credit profile, financial strength and growth prospects of certain issuers of interest-bearing securities held in our investment portfolios may deteriorate, and our interest-bearing securities may lose value either temporarily or other than temporarily. We may implement investment strategies of different types with varying duration and risk/return trade-offs that do not perform well.

The following table provides information about our interest-bearing cash and cash equivalents, marketable securities and loans and debentures that are sensitive to changes in interest rates. The table presents principal cash flows, weighted-average yield at cost and contractual maturity dates. We have assumed that the interest-bearing securities are similar enough within the specified categories to aggregate the securities for presentation purposes. Additionally, the table provides information about our derivative instruments that are sensitive to changes in interest rates. For such securities, the table presents the notional amount, weighted-average yield and contractual maturity.

Interest Rate Sensitivity
Principal or Notional Amount by Expected Maturity
Average Interest Rates
(Dollars in millions)

	2013	2014	2015	2016	2017	Thereafter	No Single Maturity	Total
Fixed interest-bearing securities:
Cash and cash equivalents	$793	$—	$—	$—	$—	$—	$—	$793
Interest rate	0.3%
Trading securities	$232	$391	$43	$46	$49	$136	$568	$1,465
Interest rate	0.6%	3.2%	3.2%	5.8%	4.0%	2.7%	3.1%
Other marketable securities	$1,314	$1,283	$1,979	$893	$1,041	$2,611	$3,064	$12,185
Interest rate	1.2%	2.3%	1.8%	3.4%	2.9%	6.3%	1.5%
Time deposits	$47	$—	$—	$—	$—	$—	$—	$47
Interest rate	1.6%
Interest rate swaps (receive)	$—	$—	$—	$—	$20	$20	$—	$40
Interest rate					1.8%	4.8%
Interest rate swaps (pay)	$—	$—	$—	$—	$—	$17	$—	$17
Interest rate						2.1%
Floating interest-bearing securities:
Cash and cash equivalents	$1,925	$—	$—	$—	$—	$—	$—	$1,925
Interest rate	0.2%
Trading securities	$—	$10	$—	$—	$—	$2	$72	$84
Interest rate		1.7%				6.4%	2.3%
Other marketable securities	$626	$1,345	$200	$193	$428	$1,164	$2,127	$6,083
Interest rate	1.2%	1.5%	3.7%	4.3%	5.5%	6.3%	5.6%
Interest rate swaps (receive)	$—	$—	$—	$—	$—	$17	$—	$17
Interest rate						0.4%
Interest rate swaps (pay)	$—	$—	$—	$—	$20	$20	$—	$40
Interest rate					1.3%	3.3%
Loans and debentures (1)	$1,064	$—	$—	$—	$—	$—	$—	$1,064
Interest rate	10.2%

(1)	Denominated in Indian rupees.
Cash and cash equivalents and marketable securities are recorded at fair value. The loans and debentures approximate fair value. The debentures can be redeemed by us without penalty on certain dates. Additionally, each holder has the right to demand redemption of its portion of the debentures outstanding on June 25, 2013 subject to sufficient prior written notice.
Equity Price Risk. We hold a diversified marketable securities portfolio that includes equity securities and fund shares that are subject to equity price risk. We have made investments in marketable equity securities of companies of varying size, style, industry and geography, and changes in investment allocations may affect the price volatility of our investments. A 10% decrease in the market price of our marketable equity securities and fund shares at September 30, 2012 would cause a decrease in the carrying amounts of these securities of $321 million. At September 30, 2012, gross unrealized losses of our marketable equity securities and fund shares were $14 million. Although we consider these unrealized losses to be temporary, there is a risk that we may incur net other-than-temporary impairment charges or realized losses on the values of these securities if they do not recover in value within a reasonable period.
Foreign Exchange Risk. We manage our exposure to foreign exchange market risks, when deemed appropriate, through the use of derivative financial instruments, including foreign currency forward and option contracts with financial counterparties. We utilize such derivative financial instruments for hedging or risk management purposes rather than for speculation purposes. Counterparties to our derivative contracts are all major institutions. In the event of the financial insolvency or distress of a counterparty to our derivative financial instruments, we may be unable to settle transactions if the counterparty does not provide us with sufficient collateral to secure its net settlement obligations to us, which could have a negative impact on our results.
At September 30, 2012, we had a net asset of $1 million related to foreign currency option contracts that were designated as hedges of foreign currency risk on royalties earned from certain licensees on their sales of CDMA-based devices. If our forecasted royalty revenues were to decline by 20% and foreign exchange rates were to change unfavorably by 20% in our hedged foreign currency, we would not incur a loss. See “Notes to Consolidated Financial Statements, Note 1. The Company and Its Significant Accounting Policies” for a description of our foreign currency accounting policies.
At September 30, 2012, we had a net asset of $4 million related to foreign currency forward contracts that were designated as hedges of foreign currency risk on intercompany payments of operating expenditures relating to a wholly-owned foreign subsidiary. If our forecasted operating expenditures were to decline by 20% and foreign exchange rates were to change unfavorably by 20% in each of our hedged foreign currencies, we would not incur a loss.
At September 30, 2012, we had a net liability that was negligible related to foreign currency forwards, futures, options and swaps that were not designated as hedging instruments related to our marketable securities portfolios classified as trading. If the foreign exchange rates relevant to these contracts were to change unfavorably by 10% and we do not have an offset foreign currency exposure relating to debt instruments held in our marketable securities portfolios classified as trading, we would incur a loss of $2 million.
At September 30, 2012, we had floating-rate bank loans and debentures in the aggregate of $1.1 billion, which are payable in full in Indian rupees in December 2012 and June 2017, respectively. The loans and debentures are payable in the functional currency of our consolidated subsidiaries that are party to the loans and debentures; however, we are subject to foreign currency translation risk, which may impact our liability for principal repayment and interest expense that we will record in the future. If the foreign currency exchange rate were to change unfavorably by 20%, we would incur additional principal of $262 million and interest cost of $12 million through the remainder of the contractual terms of the loans and debentures.
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
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements at September 30, 2012 and September 25, 2011 and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K on pages F-1 through F-34.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2012.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2012, as stated in its report which appears on page F-1.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2013 (the 2013 Proxy Statement) under the heading “Election of Directors.” Information regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers.” The information regarding our code of ethics is incorporated by reference to the 2013 Proxy Statement under the heading “Code of Ethics.”
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the 2013 Proxy Statement under the heading “Executive Compensation and Related Information.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the 2013 Proxy Statement under the headings “Equity Compensation Plan Information” and “Stock Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the 2013 Proxy Statement under the heading “Certain Relationships and Related Person Transactions.”
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the 2013 Proxy Statement under the heading “Fees for Professional Services.”

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included in the notes to the consolidated financial statements.
(b) Exhibits

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation, as amended. (1)
3.2	Certificate of Amendment of Certificate of Designation of Series A Junior Participating Preferred Stock. (2)
3.4	Amended and Restated Bylaws. (3)
4.1	Amended and Restated Rights Agreement dated as of September 26, 2005 between the Company and Computershare Trust Company, N.A., as successor Rights Agent to Computershare Investor Services LLC. (2)
4.2
Amendment dated as of December 7, 2006 to the Amended and Restated Rights Agreement dated as of September 26, 2005 between the Company and Computershare Trust Company, N.A., as successor Rights Agent to Computershare Investor Services LLC. (4)

10.1	Form of Indemnity Agreement between the Company, each director and certain officers. (5)(6)
10.2	1991 Stock Option Plan, as amended. (5)(7)
10.4	Form of Stock Option Grant under the 1991 Stock Option Plan. (5)(7)
10.29	1998 Non-Employee Director’s Stock Option Plan, as amended. (5)(8)
10.40	Form of Stock Option Grant Notice and Agreement under the 2001 Stock Option Plan. (5)(7)
10.43	Form of Stock Option Grant Notice and Agreement under the 2001 Non-Employee Directors’ Stock Option Plan. (5)(9)
10.55	2001 Stock Option Plan, as amended. (5)(8)
10.58	Form of Annual Grant under the 1998 Non-Employee Directors’ Stock Option Plan. (5)(7)
10.66	2001 Non-Employee Directors’ Stock Option Plan, as amended. (5)(10)
10.84	Form of Grant Notice and Stock Option Agreement under the 2006 Long-Term Incentive Plan. (5)(11)
10.86	Form of Grant Notice and Market Stock Unit Agreement under the 2006 Long-Term Incentive Plan. (5)(12)
10.93	Agreement and Plan of Merger, dated as of January 5, 2011, among QUALCOMM Incorporated, T Merger Sub, Inc. and Atheros Communications, Inc. (13)
10.94	2006 Long-Term Incentive Plan, as amended and restated. (5)(14)
10.95	Amended and Restated QUALCOMM Incorporated 2001 Employee Stock Purchase Plan. (5)(14)
10.96	Atheros Communications, Inc. 2004 Stock Incentive Plan, as amended. (5)(15)
10.97	Atheros Communications, Inc. 2009 Inducement Grant Incentive Plan. (5)(15)
10.98	Atheros Communications, Inc. (formerly T-Span Corporation) 1998 Stock Incentive Plan, as amended. (5)(15)
10.99	Third Amended and Restated Intellon Corporation 2000 Employee Incentive Plan. (5)(15)

10.100	Intellon Corporation 2007 Equity Incentive Plan. (5)(15)
10.101	Resolutions Amending Atheros Communications, Inc. Equity Plans. (5)(15)
10.102	Executive Retirement Matching Contribution Plan, amended and restated generally effective January 1, 2011, as subsequently amended by Amendment Number 1 and Amendment Number 2. (5)
10.103	Amendment to the 2006 Long-Term Incentive Plan, as amended and restated. (5)
10.104	Form of Grant Notices and Global Employee Stock Option Agreement under the 2006 Long-Term Incentive Plan. (5)
10.105	Form of Grant Notices and Global Employee Restricted Stock Unit Agreement under the 2006 Long-Term Incentive Plan. (5)
10.106	Form of Grant Notice and Performance Stock Unit Agreement under the 2006 Long-Term Incentive Plan for the November 1, 2010 to October 31, 2013 performance periods. (5)
10.107
Form of Grant Notices and Performance Stock Unit Agreements under the 2006 Long-Term Incentive Plan for the September 26, 2011 to September 26, 2014 performance periods, including variation of forms for employee in the United Kingdom. (5)

10.108	Form of Performance Unit Agreements for the Annual Cash Incentive Plan under the 2006 Long-Term Incentive Plan for the fiscal 2012 performance period. (5)
10.109
Form of Grant Notices and Non-Employee Director Deferred Stock Unit Agreements under the 2006 Long-Term Incentive Plan, including variation of forms for non-employee directors residing in the United Kingdom and Spain. (5)

21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.
101.INS	XBRL Instance Document. (16)
101.SCH	XBRL Taxonomy Extension Schema. (16)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (16)
101.LAB	XBRL Taxonomy Extension Labels Linkbase. (16)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (16)
101.DEF	XBRL Taxonomy Extension Definition Linkbase. (16)

(1)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 30, 2005.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 11, 2012.

(4)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed on December 12, 2006.

(5)	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(a).

(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-42782).

(7)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004.

(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2001.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on May 6, 2005.

(11)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended September 27, 2009.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2009.

(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 6, 2011.

(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2011.

(15)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on June 1, 2011.

(16)	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 7, 2012

QUALCOMM Incorporated

By	/s/ Paul E. Jacobs
Paul E. Jacobs,
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul E. Jacobs	Chief Executive Officer and Chairman	November 7, 2012
Paul E. Jacobs	(Principal Executive Officer)

/s/ William E. Keitel	Chief Financial Officer	November 7, 2012
William E. Keitel	(Principal Financial and Accounting Officer)

/s/ Barbara T. Alexander	Director	November 7, 2012
Barbara T. Alexander

/s/ Stephen M. Bennett	Director	November 7, 2012
Stephen M. Bennett

/s/ Donald Cruickshank	Director	November 7, 2012
Donald Cruickshank

/s/ Raymond V. Dittamore	Director	November 7, 2012
Raymond V. Dittamore

/s/ Susan Hockfield	Director	November 7, 2012
Susan Hockfield

/s/ Thomas Horton	Director	November 7, 2012
Thomas Horton

/s/ Robert E. Kahn	Director	November 7, 2012
Robert E. Kahn

/s/ Sherry Lansing	Director	November 7, 2012
Sherry Lansing

/s/ Duane A. Nelles	Director	November 7, 2012
Duane A. Nelles

/s/ Francisco Ros	Director	November 7, 2012
Francisco Ros

/s/ Brent Scowcroft	Director	November 7, 2012
Brent Scowcroft

/s/ Marc I. Stern	Director	November 7, 2012
Marc I. Stern

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of QUALCOMM Incorporated:
In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of QUALCOMM Incorporated and its subsidiaries at September 30, 2012 and September 25, 2011 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
San Diego, California

November 7, 2012

QUALCOMM Incorporated
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	September 30, 2012	September 25, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,807	$5,462
Marketable securities	8,567	6,190
Accounts receivable, net	1,459	993
Inventories	1,030	765
Deferred tax assets	309	537
Other current assets	473	346
Total current assets	15,645	14,293
Marketable securities	14,463	9,261
Deferred tax assets	1,412	1,703
Assets held for sale (Note 2)	1,109	746
Property, plant and equipment, net	2,851	2,414
Goodwill	3,917	3,432
Other intangible assets, net	2,938	3,099
Other assets	677	1,474
Total assets	$43,012	$36,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,298	$969
Payroll and other benefits related liabilities	664	644
Unearned revenues	545	610
Loans and debentures	—	994
Liabilities held for sale (Note 2)	1,072	—
Other current liabilities	1,723	2,072
Total current liabilities	5,302	5,289
Unearned revenues	3,739	3,541
Other liabilities	426	620
Total liabilities	9,467	9,450

Commitments and contingencies (Note 7)

Stockholders’ equity:
Qualcomm stockholders’ equity:
Preferred stock, $0.0001 par value; issuable in series; 8 shares authorized; none outstanding	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,706 and 1,681 shares issued and outstanding, respectively	—	—
Paid-in capital	11,956	10,394
Retained earnings	20,701	16,204
Accumulated other comprehensive income	866	353
Total Qualcomm stockholders’ equity	33,523	26,951
Noncontrolling interests (Note 2)	22	21
Total stockholders’ equity	33,545	26,972
Total liabilities and stockholders’ equity	$43,012	$36,422

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended
	September 30, 2012	September 25, 2011	September 26, 2010
Revenues:
Equipment and services	$12,465	$9,223	$6,971
Licensing	6,656	5,734	4,011
Total revenues	19,121	14,957	10,982

Operating expenses:
Cost of equipment and services revenues	7,096	4,877	3,301
Research and development	3,915	2,995	2,451
Selling, general and administrative	2,324	1,945	1,503
Other (Note 2)	104	114	—
Total operating expenses	13,439	9,931	7,255

Operating income	5,682	5,026	3,727

Investment income, net (Note 3)	880	661	766
Income from continuing operations before income taxes	6,562	5,687	4,493
Income tax expense	(1,279)	(1,132)	(973)
Income from continuing operations	5,283	4,555	3,520
Discontinued operations, net of income taxes (Note 9)	776	(313)	(273)
Net income	6,059	4,242	3,247
Net loss attributable to noncontrolling interests (Note 2)	50	18	—
Net income attributable to Qualcomm	$6,109	$4,260	$3,247

Basic earnings (loss) per share attributable to Qualcomm:
Continuing operations	$3.14	$2.76	$2.15
Discontinued operations	0.45	(0.19)	(0.17)
Net income	$3.59	$2.57	$1.98
Diluted earnings (loss) per share attributable to Qualcomm:
Continuing operations	$3.06	$2.70	$2.12
Discontinued operations	0.45	(0.18)	(0.16)
Net income	$3.51	$2.52	$1.96
Shares used in per share calculations:
Basic	1,700	1,658	1,643
Diluted	1,741	1,691	1,658

Dividends per share announced	$0.93	$0.81	$0.72

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	September 30, 2012	September 25, 2011	September 26, 2010
Operating Activities:
Net income	$6,059	$4,242	$3,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	897	1,061	666
Gain on sale of wireless spectrum	(1,179)	—	—
Goodwill impairment	23	114	—
Revenues related to non-monetary exchanges	(122)	(123)	(130)
Income tax provision in excess of (less than) income tax payments	395	(1,204)	116
Non-cash portion of share-based compensation expense	1,035	824	612
Incremental tax benefit from stock options exercised	(168)	(183)	(45)
Net realized gains on marketable securities and other investments	(369)	(337)	(405)
Net impairment losses on marketable securities and other investments	83	52	125
(Gains) losses on derivative instruments	(84)	3	(3)
Other items, net	93	9	(61)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(456)	(140)	(18)
Inventories	(252)	(62)	(80)
Other assets	(240)	(70)	(60)
Trade accounts payable	371	(26)	148
Payroll, benefits and other liabilities	(341)	572	(229)
Unearned revenues	253	168	193
Net cash provided by operating activities	5,998	4,900	4,076
Investing Activities:
Capital expenditures	(1,284)	(593)	(426)
Advance payment on spectrum	—	—	(1,064)
Purchases of available-for-sale securities	(15,511)	(10,948)	(8,973)
Proceeds from sale of available-for-sale securities	9,858	10,661	10,440
Purchases of trading securities	(4,009)	—	—
Proceeds from sale of trading securities	3,060	—	—
Purchases of other marketable securities	—	—	(850)
Proceeds from sale of wireless spectrum	1,925	—	—
Acquisitions and other investments, net of cash acquired	(833)	(3,624)	(94)
Other items, net	(83)	15	128
Net cash used by investing activities	(6,877)	(4,489)	(839)
Financing Activities:
Borrowings under loans and debentures	710	1,555	1,064
Repayments of loans	(591)	(1,555)	—
Proceeds from issuance of common stock	1,714	2,647	689
Proceeds from issuance of subsidiary shares to noncontrolling interests (Note 2)	86	62	—
Incremental tax benefit from stock options exercised	168	183	45
Repurchase and retirement of common stock	(1,313)	(142)	(3,016)
Dividends paid	(1,583)	(1,346)	(1,177)
Other items, net	52	114	(10)
Net cash (used) provided by financing activities	(757)	1,518	(2,405)
Effect of exchange rate changes on cash	(19)	(14)	(2)
Net (decrease) increase in cash and cash equivalents	(1,655)	1,915	830
Cash and cash equivalents at beginning of year	5,462	3,547	2,717
Cash and cash equivalents at end of year	$3,807	$5,462	$3,547
See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock Shares	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Qualcomm Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at September 27, 2009	1,669	$8,493	$11,235	$588	$20,316	$—	$20,316
Components of comprehensive income, net of tax:
Net income	—	—	3,247	—	3,247	—	3,247
Other comprehensive income (Note 1)	—	—	—	109	109	—	109
Total comprehensive income					3,356	—	3,356
Common stock issued under employee benefit plans and the related tax benefits	23	770	—	—	770	—	770
Repurchase and retirement of common stock	(80)	(3,016)	—	—	(3,016)	—	(3,016)
Share-based compensation	—	604	—	—	604	—	604
Dividends	—	—	(1,177)	—	(1,177)	—	(1,177)
Other	—	5	—	—	5	—	5
Balance at September 26, 2010	1,612	6,856	13,305	697	20,858	—	20,858
Components of comprehensive income, net of tax:
Net income (loss) (1)	—	—	4,260	—	4,260	(18)	4,242
Other comprehensive loss (Note 1)	—	—	—	(344)	(344)	(3)	(347)
Total comprehensive income					3,916	(21)	3,895
Common stock issued under employee benefit plans and the related tax benefits	72	2,720	—	—	2,720	—	2,720
Repurchase and retirement of common stock	(3)	(142)	—	—	(142)	—	(142)
Share-based compensation	—	848	—	—	848	—	848
Dividends	—	—	(1,361)	—	(1,361)	—	(1,361)
Value of stock awards assumed in acquisition	—	106	—	—	106	—	106
Issuance of subsidiary shares to noncontrolling interests (Note 2)	—	14	—	—	14	42	56
Other	—	(8)	—	—	(8)	—	(8)
Balance at September 25, 2011	1,681	10,394	16,204	353	26,951	21	26,972
Components of comprehensive income, net of tax:
Net income (loss) (1)	—	—	6,109	—	6,109	(50)	6,059
Other comprehensive income (Note 1)	—	—	—	511	511	4	515
Total comprehensive income					6,620	(46)	6,574
Common stock issued under employee benefit plans and the related tax benefits, net of shares withheld for tax	49	1,772	—	—	1,772	—	1,772
Repurchase and retirement of common stock	(24)	(1,313)	—	—	(1,313)	—	(1,313)
Share-based compensation	—	1,062	—	—	1,062	—	1,062
Dividends	—	—	(1,612)	—	(1,612)	—	(1,612)
Issuance of subsidiary shares to noncontrolling interests (Note 2)	—	44	—	2	46	40	86
Other	—	(3)	—	—	(3)	7	4
Balance at September 30, 2012	1,706	$11,956	$20,701	$866	$33,523	$22	$33,545

(1)	Income (loss) from discontinued operations, net of income taxes (Note 9), was attributable to Qualcomm.
See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Its Significant Accounting Policies
The Company. QUALCOMM Incorporated, a Delaware corporation, and its subsidiaries (collectively the Company or Qualcomm), develop, design, manufacture and market digital telecommunications products and services. The Company is a leading developer and supplier of integrated circuits and system software based on Code Division Multiple Access (CDMA), Orthogonal Frequency Division Multiple Access (OFDMA) and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products to device and infrastructure manufacturers. The Company grants licenses to use portions of its intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, and receives fixed license fees (payable in one or more installments) as well as ongoing royalties based on sales by licensees of wireless telecommunications equipment products incorporating its patented technologies. The Company sells equipment, software and services to transportation and other companies to wirelessly connect their assets and workforce. The Company provides software products and services for content enablement across a wide variety of platforms and devices for the wireless industry. The Company also makes strategic investments to support the global adoption of its technologies and services.
Principles of Consolidation. The Company’s consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries. In addition, the Company consolidates its investments in certain immaterial less than majority-owned variable interest entities as the Company is the primary beneficiary. The ownership of the other interest holders of consolidated subsidiaries and the variable interest entities is presented separately in the consolidated balance sheets and statements of operations. All significant intercompany accounts and transactions have been eliminated. Certain of the Company’s consolidated subsidiaries are included in the consolidated financial statements one month in arrears to facilitate the timely inclusion of such entities in the Company’s consolidated financial statements.
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
Fiscal Year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The fiscal year ended September 30, 2012 included 53 weeks. The fiscal years ended September 25, 2011 and September 26, 2010 included 52 weeks.
Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are comprised of money market funds, commercial paper, government agencies’ securities and certain time deposits. The carrying amounts approximate fair value due to the short maturities of these instruments.
Marketable Securities. The appropriate classification of marketable securities is determined at the time of purchase and reevaluated at each balance sheet date. Marketable securities include trading securities, available-for-sale securities, securities for which the Company has elected the fair value option and certain time deposits. The Company classifies portfolios of debt securities that utilize derivative instruments to acquire or reduce foreign exchange and/or equity, prepayment and credit risk as trading. The Company classifies marketable securities as current or noncurrent based on the nature of the securities and their availability for use in current operations. Marketable securities are stated at fair value. The net unrealized gains or losses on available-for-sale securities are recorded as a component of accumulated other comprehensive income (loss), net of income tax. The unrealized gains or losses on trading securities and securities for which the Company has elected the fair value option are recognized in net investment income. The realized gains and losses on marketable securities are determined using the specific identification method.
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
If the debt security’s market value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an other-than-temporary impairment charge to net investment income for the entire amount of the impairment. For the remaining debt securities, if an other-than-temporary impairment exists, the Company separates the other-than-temporary impairment into

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the portion of the loss related to credit factors, or the credit loss portion, and the portion of the loss that is not related to credit factors, or the noncredit loss portion. The credit loss portion is the difference between the amortized cost of the security and the Company’s best estimate of the present value of the cash flows expected to be collected from the debt security. The noncredit loss portion is the residual amount of the other-than-temporary impairment. The credit loss portion is recorded as a charge to net investment income, and the noncredit loss portion is recorded as a component of other accumulated comprehensive income.
When calculating the present value of expected cash flows to determine the credit loss portion of the other-than-temporary impairment, the Company estimates the amount and timing of projected cash flows, the probability of default and the timing and amount of recoveries on a security-by-security basis. These calculations use inputs primarily based on observable market data, such as credit default swap spreads, historical default and recovery statistics, rating agency data, credit ratings and other data relevant to analyzing the collectibility of the security. The amortized cost basis of a debt security is adjusted for any credit loss portion of the impairment recorded to earnings. The difference between the new cost basis and cash flows expected to be collected is accreted to net investment income over the remaining expected life of the security.
Securities that are accounted for as equity securities include investments in common stock, equity mutual and exchange-traded funds and debt funds. For equity securities, the Company considers the loss relative to the expected volatility and the likelihood of recovery over a reasonable period of time. If events and circumstances indicate that a decline in the value of an equity security has occurred and is other than temporary, the Company records a charge to net investment income for the difference between fair value and cost at the balance sheet date. Additionally, if the Company has either the intent to sell the security or does not have both the intent and the ability to hold the equity security until its anticipated recovery, the Company records a charge to net investment income for the difference between fair value and cost at the balance sheet date.
Securities Lending. The Company may engage in transactions in which certain fixed-income and equity securities are loaned to selected broker-dealers. At September 30, 2012 and September 25, 2011, loaned securities of $98 million and $44 million, respectively, were included in marketable securities on the balance sheet. Cash collateral is held and invested by one or more securities lending agents on behalf of the Company. The Company monitors the fair value of securities loaned and the collateral received and obtains additional collateral as necessary. Collateral of $100 million and $46 million at September 30, 2012 and September 25, 2011, respectively, was recorded in cash equivalents with a corresponding amount in other current liabilities.
Derivatives. The Company’s primary objectives for holding derivative instruments are to manage foreign exchange risk for certain foreign currency revenue and operating expenditure transactions and as part of its stock repurchase program. To a lesser extent, the Company also holds derivative instruments in its investment portfolios to manage overall portfolio risk by acquiring or reducing foreign exchange, interest rate and/or equity, prepayment and credit risk.
Foreign Currency Hedges: The Company manages its exposure to foreign exchange market risks, when deemed appropriate, through the use of derivative instruments, including foreign currency forward and option contracts with financial counterparties. We utilize such derivative financial instruments for hedging or risk management purposes rather than for speculation purposes. Counterparties to the Company’s derivative instruments are all major institutions. The derivative instruments mature between one month and 26 months. Derivative instruments are recorded at fair value and are included in other current assets, noncurrent assets, other accrued liabilities or other noncurrent liabilities based on their maturity date. Gains and losses arising from the effective portion of foreign currency forward and option contracts that are designated as cash flow hedging instruments are recorded as a component of accumulated other comprehensive income as gains and losses on derivative instruments, net of income taxes. The hedging gains and losses in accumulated other comprehensive income are subsequently reclassified to revenues or operating expenses, as applicable, in the consolidated statement of income in the same period in which the underlying transactions affect the Company’s earnings. Gains and losses arising from the ineffective portion of foreign currency forward and option contracts are recorded in net investment income as gains and losses on derivative instruments. The cash flows associated with derivative instruments designated as cash flow or net investment hedging instruments are classified as cash flows from operating activities in the consolidated statements of cash flows, which is the same category as the hedged transaction. The cash flows associated with the ineffective portion of derivatives are classified as cash flows from investing activities in the consolidated statements of cash flows.
The aggregate fair value of the Company’s foreign currency option and forward contracts used to hedge foreign currency risk recorded in total assets was $11 million and $17 million at September 30, 2012 and September 25, 2011, respectively, and the fair value recorded in total liabilities was $6 million and $42 million at September 30, 2012 and September 25, 2011, respectively, all of which were designated as cash flow hedging instruments.
At September 25, 2011, the fair value of the Company’s foreign currency forward contract used to hedge the Company’s investment in a wholly-owned subsidiary in Australia recorded in total assets was $7 million. The forward contract was designated as a net investment hedging instrument. There were no such outstanding derivative instruments at September 30, 2012. Gains and losses arising from changes in fair value of the net investment hedge were recorded to selling, general and administrative expenses.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Repurchase Program: In connection with the Company’s stock repurchase program, the Company may sell put options that require it to repurchase shares of its common stock at fixed prices. These put options subject the Company to equity price risk. Changes in the fair value of these put options are recorded in net investment income as gains and losses on derivative instruments. The cash flows associated with the put options are classified as cash flows from investing activities in the consolidated statements of cash flows. There were three put options outstanding at September 25, 2011, with an aggregate fair value of $80 million, recorded in total liabilities. At September 30, 2012, no put options were outstanding.
Other: The Company also utilizes currency forwards, futures, options and swaps that are not designated as hedging instruments to acquire or reduce foreign exchange exposure, interest rate and/or equity, prepayment and credit risks in its marketable securities investment portfolios classified as trading. The derivative instruments mature over various periods up to 29 years. Gains and losses arising from changes in the fair values of such contracts are recorded in net investment income as gains and losses on derivative instruments. The cash flows associated with such derivative instruments are classified as cash flows from investing activities in the consolidated statements of cash flows. At September 30, 2012, the fair value of these derivative instruments recorded in total assets was $5 million and in total liabilities was $5 million. At September 25, 2011, no such derivative instruments were outstanding.
The Company also holds warrants to purchase shares of stock of other companies as part of its strategic investments initiative, for which the fair values were not significant at September 30, 2012 or September 25, 2011.
Volume of Derivative Activity: Total gross notional amounts for outstanding foreign currency derivative instruments and derivative instruments utilized in connection with the Company’s marketable securities portfolios classified as trading (recorded at fair value) were as follows (in millions):

	September 30, 2012	September 25, 2011
Options	$1,093	$1,425
Currency forwards	468	91
Swaps	190	—
Other	119	—
	$1,870	$1,516
The gross notional amounts for outstanding foreign currency derivative instruments and derivative instruments utilized in connection with the Company’s marketable securities portfolios classified as trading presented by currency (recorded at fair value) were as follows (in millions):

	September 30, 2012	September 25, 2011
Japanese yen	$687	$1,425
United States dollar	375	—
Euro	312	—
Australian dollar	126	91
Indian rupee	119	—
British pound sterling	110	—
Canadian dollar	105	—
Other	36	—
	$1,870	$1,516
Allowances for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers the following factors when determining if collection of required payments is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends, changes in customer payment terms, and bank credit-worthiness for letters of credit. If the Company has no previous experience with the customer, the Company typically obtains reports from various credit organizations to ensure that the customer has a history of paying its creditors. The Company may also request financial information, including financial statements or other documents to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of the Company’s customers was to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.
Inventories. Inventories are valued at the lower of cost or market (replacement cost, not to exceed net realizable value)

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

using the first-in, first-out method. Recoverability of inventories is assessed based on review of committed purchase orders from customers, as well as purchase commitment projections provided by customers, among other things.
Property, Plant and Equipment. Property, plant and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives. Beginning in May 2012, interest expense related to the broadband wireless access (BWA) spectrum and related construction of the network infrastructure assets in India is being capitalized to construction in progress within property, plant and equipment. Capitalized interest is added to the cost of the underlying asset. The Company does not expect to amortize the BWA spectrum and related network infrastructure assets because they are classified as held for sale (Note 2). Upon the retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is recorded. Buildings and building improvements on owned land are depreciated over 30 years and 15 years, respectively. Leasehold improvements and buildings on leased land are amortized over the shorter of their estimated useful lives or the remaining term of the related lease, not to exceed 15 and 20 years, respectively. Other property, plant and equipment have useful lives ranging from 2 to 25 years. Direct external and internal costs of developing software for internal use are capitalized subsequent to the preliminary stage of development. Leased property meeting certain capital lease criteria is capitalized, and the net present value of the related lease payments is recorded as a liability. Amortization of assets under capital lease is recorded using the straight-line method over the shorter of the estimated useful lives or the lease terms. Maintenance, repairs and minor renewals or betterments are charged to expense as incurred.
Goodwill and Other Intangible Assets. Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. For intangible assets purchased in a business combination or received in a non-monetary exchange, the estimated fair values of the assets received (or, for non-monetary exchanges, the estimated fair values of the assets transferred if more clearly evident) are used to establish the cost bases (except for non-monetary exchanges in which neither of the values of the assets received or the assets transferred in non-monetary exchanges are determinable within reasonable limits). Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value.
Weighted-average amortization periods for finite-lived intangible assets, by class, were as follows (in years):

	September 30, 2012	September 25, 2011
Wireless spectrum	5	5
Marketing-related	9	9
Technology-based	11	11
Customer-related	6	3
Total finite-lived intangible assets	11	11
Impairment of Goodwill and Other Long-Lived Assets. Goodwill and other indefinite-lived intangible assets are tested annually for impairment in the fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying amounts may be impaired. Beginning in fiscal 2012, the Company elected to perform a qualitative assessment to test one of its reporting unit’s goodwill and certain of its indefinite-lived intangible assets for impairment. Using the qualitative assessment, if the Company determines that the fair value of a reporting unit or indefinite-lived intangible asset is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. If necessary, goodwill is quantitatively assessed for impairment using a two-step approach. First, the Company compares the estimated fair value of the reporting unit in which the goodwill resides to its carrying value. The second step, if necessary, measures the amount of such impairment by comparing the implied fair value of goodwill to its carrying value. Other indefinite-lived intangible assets are quantitatively assessed for impairment, if necessary, by comparing their estimated fair values to their carrying values. If the carrying value exceeds the fair value, the difference is recorded as an impairment.
Long-lived assets, such as property, plant and equipment and intangible assets subject to amortization, are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values less costs to sell and are not depreciated.
Revenue Recognition. The Company derives revenues principally from sales of integrated circuit products, licensing of its

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

intellectual property and software, and sales of messaging, software hosting, software development software and other services and related hardware. The timing of revenue recognition and the amount of revenue actually recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of the Company’s deliverables and obligations.
For arrangements with multiple deliverables, the Company uses vendor-specific objective evidence (VSOE) when available to allocate the selling price to each deliverable. The Company determines VSOE of selling price based on its normal pricing and discounting practices for the specific product or service when sold separately. When VSOE of selling price cannot be established, the Company first attempts to establish the selling price based on third-party evidence (TPE). If TPE is not available, the Company estimates the selling price of the product or service as if it were sold on a standalone basis.
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
The Company provides both perpetual and renewable time-based software licenses. Revenues from software license fees are recognized when revenue recognition criteria are met and, if applicable, when VSOE of fair value exists to allocate the total arrangement fee to elements of multiple-element software arrangements, including post-contract customer support. Post-contract support is recognized ratably over the term of the related contract. When contracts contain multiple elements wherein the only undelivered element is post-contract customer support and VSOE of fair value of post-contract customer support does not exist, revenue from the entire arrangement is recognized ratably over the support period. The amount or timing of the Company’s software licensing revenues may differ as a result of changes in these judgments or estimates.
The Company records reductions to revenues for customer incentive arrangements, including volume-related and other pricing rebates and cost reimbursements for marketing and other activities involving certain of the Company’s products and technologies. The Company recognizes the maximum potential liability at the later of the date at which the Company records the related revenues or the date at which the Company offers the incentive or, if payment is contingent, when the contingency is resolved. In certain arrangements, the liabilities are based on customer forecasts. The Company reverses accruals for unclaimed incentive amounts to revenues when the unclaimed amounts are no longer subject to payment.
Unearned revenues consist primarily of license fees for intellectual property and software products, hardware product sales with continuing performance obligations and billings on uncompleted contracts.
Concentrations. A significant portion of the Company’s revenues is concentrated with a small number of customers/licensees of the Company’s QCT and QTL segments. Revenues related to the products of two companies comprised 20% and 18% of total consolidated revenues in fiscal 2012. Revenues from two companies each comprised 13% of total consolidated revenues in fiscal 2011, and revenues from two companies comprised 15% and 10% of total consolidated revenues in fiscal 2010. Aggregate accounts receivable from three customers comprised 48% of gross accounts receivable at September 30, 2012. Aggregate accounts receivable from two customers comprised 34% of gross accounts receivable at September 25, 2011.
Shipping and Handling Costs. Costs incurred for shipping and handling are included in cost of equipment and services revenues at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as revenue.
Share-Based Compensation. Share-based compensation expense for equity-classified awards, principally related to stock options and restricted stock units (RSUs), is measured at the grant date, or at the acquisition date for awards assumed in business combinations, based on the estimated fair value of the award and is recognized over the employee’s requisite service period.
The fair values of employee stock options granted are estimated using the lattice binomial option-pricing model, and the fair values of employee stock options assumed in business combinations are estimated using the Black-Scholes option-pricing model. The weighted-average estimated fair values of employee stock options granted during fiscal 2012, 2011 and 2010 were $14.70, $13.17 and $12.40 per share, respectively. The following table presents the weighted-average assumptions (annualized) used to estimate the fair values of employee stock options granted or assumed in the periods presented:

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2012	2011	2010
Volatility	31.5%	30.8%	33.8%
Risk-free interest rate	1.0%	2.1%	2.5%
Dividend yield	1.5%	1.5%	1.5%
Post-vest forfeiture rate	9.0%	9.8%	9.8%
Suboptimal exercise factor	1.7	1.8	1.8
The Company uses the implied volatility of market-traded options in the Company’s stock to determine the expected volatility. The term structure of volatility is used for approximately two years, and the Company uses the implied volatility of the option with the longest time to maturity for periods beyond two years. The risk-free interest rate is based on observed interest rates appropriate for the terms of the Company’s employee stock options. The Company does not target a specific dividend yield for its dividend payments but is required to assume a dividend yield as an input to the binomial model. The dividend yield is based on the Company’s history and expectation of future dividend payouts and may be subject to substantial change in the future. The post-vest forfeiture rate and suboptimal exercise factor are based on the Company’s historical option cancellation and employee exercise information, respectively.
The expected life of employee stock options is a derived output of the lattice binomial model and is impacted by all of the underlying assumptions used by the Company. The weighted-average expected life of employee stock options granted, as derived from the binomial model, was 5.3 years, 5.6 years and 5.5 years during fiscal 2012, 2011 and 2010, respectively.
The fair values of RSUs are estimated based on the fair market values of the underlying stock on the dates of grant or dates the RSUs are assumed. If RSUs do not have the right to participate in dividends, the fair values are discounted by the dividend yield. The weighted-average estimated fair values of employee RSUs granted during fiscal 2012, 2011 and 2010 were $58.57, $50.14 and $35.61 per share, respectively. For the majority of RSUs, shares are issued on the vesting dates net of the amount of shares needed to satisfy statutory tax withholding requirements to be paid by the Company on behalf of the employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding.
Share-based compensation expense is adjusted to exclude amounts related to share-based awards that are expected to be forfeited. The annual pre-vest forfeiture rate for stock options and RSUs granted in fiscal 2012, 2011 and 2010 was estimated to be approximately 3% based on historical experience.
Total estimated share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

	2012	2011	2010
Cost of equipment and services revenues	$75	$67	$41
Research and development	546	397	293
Selling, general and administrative	414	349	263
Continuing operations	1,035	813	597
Related income tax benefit	(225)	(194)	(166)
Continuing operations, net of income taxes	810	619	431
Discontinued operations	1	8	17
Related income tax benefit	—	(3)	(6)
Discontinued operations, net of income taxes	1	5	11
	$811	$624	$442
The Company recorded $270 million, $165 million and $119 million in share-based compensation expense during fiscal 2012, 2011 and 2010, respectively, related to share-based awards granted during those periods. The remaining share-based compensation expense was primarily related to stock awards granted in earlier periods and stock awards assumed. In addition, for fiscal 2012, 2011 and 2010, $168 million, $183 million and $45 million, respectively, were reclassified to reduce net cash provided by operating activities with an offsetting increase in net cash (used) provided by financing activities in the consolidated statements of cash flows to reflect the incremental tax benefits from stock options exercised and restricted stock units vested in those periods. The amount of compensation cost capitalized related to share-based awards was negligible for all periods presented.
Litigation. The Company is currently involved in certain legal proceedings. The Company records its best estimate of a loss related to pending litigation when the loss is considered probable and the amount can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related to the claim. As additional information becomes available, the Company assesses the potential liability related to the Company’s pending litigation and revises its estimates. The Company’s legal costs associated with defending itself are recorded to expense as incurred.
Foreign Currency. Certain foreign subsidiaries use a local currency as the functional currency. Resulting translation gains or losses are recognized as a component of accumulated other comprehensive income. Where the United States dollar is the functional currency, resulting translation gains or losses are recognized in the consolidated statements of operations. Transaction gains or losses related to balances denominated in a currency other than the functional currency are recognized in the consolidated statements of operations. Net foreign currency transaction losses included in the Company’s consolidated statements of operations were $7 million, $8 million and $6 million for fiscal 2012, 2011 and 2010, respectively.
Income Taxes. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Tax law and rate changes are reflected in income in the period such changes are enacted. The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company includes interest and penalties related to income taxes, including unrecognized tax benefits, within the income tax provision.
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
The Company recognizes windfall tax benefits associated with share-based awards directly to stockholders’ equity only when realized. A windfall tax benefit occurs when the actual tax benefit realized by the Company upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the Company had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, the Company follows the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes.
Earnings Per Common Share. Basic earnings per common share is computed by dividing net income attributable to Qualcomm by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income attributable to Qualcomm by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when an award is settled are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for fiscal 2012, 2011 and 2010 were 40,978,000, 32,908,000 and 15,652,000, respectively.
Employee stock options to purchase 1,590,000, 20,224,000 and 149,007,000 shares of common stock during fiscal 2012, 2011 and 2010, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect would be anti-dilutive. Put options outstanding during fiscal 2012 and 2011 were not included in the earnings per common share computation because the put options’ exercise prices were less than the average market price of the common stock while they were outstanding, and therefore, the effect on diluted earnings per common share would be anti-dilutive (Note 5). In addition, 1,947,000, 1,963,000 and 235,000 shares of other common stock equivalents outstanding in fiscal 2012, 2011 and 2010, respectively, were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive.
Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities and derivative instruments. The Company presents comprehensive income in its consolidated statements of stockholders’ equity. The reclassification adjustment for net realized gains results from the recognition of the net realized gains in the statements of operations when marketable securities are sold

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or derivative instruments are settled. The reclassification adjustment for other-than-temporary losses on marketable securities included in net income results from the recognition of the unrealized losses in the statements of operations when they are no longer viewed as temporary. The portion of other-than-temporary impairment losses related to noncredit factors and subsequent changes in fair value included in comprehensive income is shown separately from other unrealized gains or losses on marketable securities.
Components of accumulated other comprehensive income in Qualcomm stockholders’ equity consisted of the following (in millions):

	September 30, 2012	September 25, 2011
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain available-for-sale debt securities, net of income taxes	$29	$27
Net unrealized gains on other available-for-sale securities, net of income taxes	942	427
Net unrealized gains (losses) on derivative instruments, net of income taxes	2	(15)
Foreign currency translation	(107)	(86)
	$866	$353
At September 30, 2012, accumulated other comprehensive income included $7 million of other-than-temporary losses on marketable debt securities related to factors other than credit, net of income taxes.
Comprehensive income attributable to Qualcomm consisted of the following (in millions):

	2012	2011	2010
Net income	$6,059	$4,242	$3,247
Other comprehensive income:
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain available-for-sale debt securities, net of income taxes of $1, $10 and ($5), respectively	4	(19)	21
Net unrealized gains (losses) on other available-for-sale securities and derivative instruments, net of income taxes of $357, $80 and $74, respectively	652	(145)	392
Reclassification of net realized gains on available-for-sale securities and derivative instruments included in net income, net of income taxes of $93, $112 and ($12), respectively	(169)	(199)	(380)
Reclassification of other-than-temporary losses on available-for-sale securities included in net income, net of income taxes of $26, $14 and ($5), respectively	47	25	116
Foreign currency translation	(19)	(9)	(40)
Total other comprehensive income (loss)	515	(347)	109
Total comprehensive income	6,574	3,895	3,356
Comprehensive loss attributable to noncontrolling interests	46	21	—
Comprehensive income attributable to Qualcomm	$6,620	$3,916	$3,356
Recent Accounting Pronouncements. In June 2011, the Financial Accounting Standards Board revised the authoritative guidance for comprehensive income to require an entity to present total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminated the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. The guidance will be effective for the Company beginning in the first quarter of fiscal 2013 and will be applied retrospectively. The adoption of the guidance will impact the presentation of the financial statements but will not impact the Company’s financial position, results of operations or cash flows.
Note 2. Composition of Certain Financial Statement Items

Accounts Receivable (in millions)	September 30, 2012	September 25, 2011
Trade, net of allowances for doubtful accounts of $1 and $2, respectively	$1,418	$951
Long-term contracts	32	32
Other	9	10
	$1,459	$993

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories (in millions)	September 30, 2012	September 25, 2011
Raw materials	$19	$15
Work-in-process	531	384
Finished goods	480	366
	$1,030	$765

Property, Plant and Equipment (in millions)	September 30, 2012	September 25, 2011
Land	$203	$203
Buildings and improvements	1,392	1,427
Computer equipment and software	1,409	1,267
Machinery and equipment	1,828	1,798
Furniture and office equipment	80	75
Leasehold improvements	237	263
Construction in progress	774	394
	5,923	5,427
Less accumulated depreciation and amortization	(3,072)	(3,013)
	$2,851	$2,414
Depreciation and amortization expense related to property, plant and equipment for fiscal 2012, 2011 and 2010 was $427 million, $704 million and $437 million, respectively. Interest capitalized in connection with the construction of the wireless network in India totaled $29 million in fiscal 2012. The Company did not capitalize any interest to property, plant and equipment during fiscal 2011 and 2010. The gross book values of property under capital leases included in buildings and improvements were $64 million and $175 million at September 30, 2012 and September 25, 2011, respectively. These capital leases principally related to base station towers and buildings. Amortization of assets recorded under capital leases is included in depreciation expense. Capital lease additions were negligible during fiscal 2012, and $1 million and $40 million during 2011 and 2010, respectively.
At September 30, 2012 and September 25, 2011, buildings and improvements and leasehold improvements with aggregate net book value of $13 million and $19 million, respectively, including accumulated depreciation and amortization of $2 million and $8 million, respectively, were leased to third parties or held for lease to third parties. Future minimum rental income on facilities leased to others is expected to be $1 million in fiscal 2013 and negligible thereafter.
Goodwill and Other Intangible Assets. The Company’s reportable segment assets do not include goodwill. The Company allocates goodwill to its reporting units for annual impairment testing purposes. Goodwill was allocable to reporting units included in the Company’s reportable and nonreportable segments, as described in Note 8, as follows (in millions):

	September 30, 2012	September 25, 2011
QCT	$2,816	$2,456
QTL	707	681
QWI	128	158
QSI	—	1
Nonreportable segments	266	136
	$3,917	$3,432
During the third quarter of fiscal 2012, the Company updated the business plan and related internal forecasts for its QMT division to reflect a focus on licensing its next generation interferometric modulator (IMOD) display technology while directly commercializing only certain IMOD products. As a result, the Company performed an interim goodwill impairment test of the QMT division, which was determined to be a reporting unit for purposes of the goodwill impairment test, and concluded that the fair value of the QMT reporting unit was greater than its carrying value. In connection with the annual goodwill impairment test in the fourth quarter of fiscal 2012, the Company performed a qualitative assessment and determined that there was no impairment of the QMT goodwill. The Company also assessed the recoverability of QMT’s other long-lived assets during the third quarter of fiscal 2012 and concluded that the carrying values of the asset groups were recoverable. However, during the fourth quarter of fiscal 2012, the Company revised its plans with respect to certain equipment comprising an asset group and

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded an impairment charge of $54 million in selling, general and administrative expenses. At September 30, 2012, the carrying values of the QMT division’s goodwill and long-lived asset groups were $136 million and $927 million, respectively. During fiscal 2012 and 2011, the Company recorded impairment charges of $23 million and $114 million, respectively, in other operating expenses to write down goodwill related to its Firethorn division. At September 30, 2012 and September 25, 2011, $17 million and $40 million of goodwill remained, respectively, for the Firethorn division.
The components of other intangible assets, net were as follows (in millions):

	September 30, 2012		September 25, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Wireless spectrum	$20	$(3)	$20	$(2)
Marketing-related	79	(28)	72	(18)
Technology-based	3,960	(1,158)	3,767	(802)
Customer-related	101	(33)	132	(70)
	$4,160	$(1,222)	$3,991	$(892)
All of these intangible assets are subject to amortization, other than certain wireless spectrum and acquired in-process research and development with carrying values of $16 million and $81 million at September 30, 2012, respectively. Amortization expense related to these intangible assets for fiscal 2012, 2011 and 2010 was $473 million, $357 million and $227 million, respectively. Amortization expense related to these intangible assets and acquired in-process research and development, beginning upon the expected completion of the underlying projects, is expected to be $487 million, $476 million, $434 million, $322 million and $209 million for fiscal 2013 to 2017, respectively, and $993 million thereafter.

Other Current Liabilities (in millions)	September 30, 2012	September 25, 2011
Customer incentives and other customer-related liabilities	$1,107	$1,180
Payable for unsettled securities trades	120	298
Other	496	594
	$1,723	$2,072
Assets and Liabilities Held for Sale and Related Noncontrolling Interests. At September 30, 2012, assets and liabilities held for sale of $1.1 billion each were comprised of the assets and liabilities of the Company’s subsidiaries in India that were established to operate a wireless network on the BWA spectrum (BWA subsidiaries). At September 25, 2011, assets held for sale of $746 million related to the 700 MHz spectrum that was sold during fiscal 2012 as part of discontinued operations (Note 9).
During the second quarter of fiscal 2011, the BWA subsidiaries issued noncontrolling interests to two third-party Indian investors for $62 million, such that the Company held a 74% interest in each of those subsidiaries, the maximum interest permitted under applicable Indian Foreign Direct Investment regulations. During the third quarter of fiscal 2012, the BWA subsidiaries issued noncontrolling interests to Bharti Airtel Limited (Bharti), an Indian wireless network operator, for $86 million. As a result, the Company’s ownership interest in each of those subsidiaries was reduced from 74% to 51%. In addition, Bharti purchased the outstanding shares of those subsidiaries that were held by the two third-party Indian investors. This change in the Company’s ownership interest did not result in a change in control, and as a result, the Company’s consolidated financial statements continue to include the assets, liabilities and operating results of those subsidiaries. The Company’s agreement with Bharti provides that Bharti’s ownership interest will increase over time to 100% if certain conditions are met. Starting in the fourth quarter of fiscal 2012, the assets and liabilities of the BWA subsidiaries were presented as held for sale as the Company believes it is probable that it will deconsolidate the BWA subsidiaries within one year of the balance sheet date. The assets held for sale were classified as a component of noncurrent assets because, upon deconsolidation, the Company will retain noncontrolling interests in the BWA subsidiaries that will be classified as long-term based on the expectation that Bharti will assume complete ownership of those entities by the end of calendar 2014.
At September 30, 2012, assets and liabilities held for sale consisted primarily of wireless spectrum and network-related assets and loans and debentures (Note 7), respectively. Concurrent with the payment of $81 million to the India Government’s Department of Telecommunications (DoT) in March 2012, which was recorded as a charge to other operating expenses, the DoT assigned an 18.5-year license to operate a wireless network on the spectrum to one of the BWA subsidiaries, and the DoT allocated the BWA spectrum to that subsidiary in May 2012. The 18.5-year term of the spectrum license issued by the DoT had been the subject of dispute between the DoT and the Company, but on October 17, 2012, the Telecom Disputes Settlement and Appellate Tribunal (TDSAT) ruled in the Company’s favor, increasing the license term to 20 years.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment Income
Investment income, net was comprised as follows (in millions):

	2012	2011	2010
Interest and dividend income	$609	$500	$530
Interest expense	(90)	(114)	(43)
Net realized gains on marketable securities	342	335	401
Net realized gains on other investments	27	2	4
Impairment losses on marketable securities	(71)	(39)	(111)
Impairment losses on other investments	(12)	(13)	(14)
Gains (losses) on derivative instruments	84	(3)	3
Equity in losses of investees	(9)	(7)	(4)
	$880	$661	$766
Impairment losses on marketable securities related to the noncredit portion of losses on debt securities recognized in other comprehensive income were negligible for fiscal 2012, 2011 and 2010.
Note 4. Income Taxes
The components of the income tax provision were as follows (in millions):

	2012	2011	2010
Current provision:
Federal	$140	$179	$1,514
State	1	57	242
Foreign	934	670	389
	1,075	906	2,145
Deferred provision (benefit):
Federal	208	170	(1,139)
State	(16)	62	(26)
Foreign	12	(6)	(7)
	204	226	(1,172)
	$1,279	$1,132	$973
The foreign component of the income tax provision consists primarily of foreign withholding taxes on royalty income included in United States earnings.
The components of income from continuing operations before income taxes by United States and foreign jurisdictions were as follows (in millions):

	2012	2011	2010
United States	$3,525	$2,984	$2,195
Foreign	3,037	2,703	2,298
	$6,562	$5,687	$4,493
The following is a reconciliation of the expected statutory federal income tax provision to the Company’s actual income tax provision for continuing operations (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2012	2011	2010
Expected income tax provision at federal statutory tax rate	$2,297	$1,991	$1,573
State income tax provision, net of federal benefit	24	283	226
Foreign income taxed at other than U.S. rates	(1,045)	(1,074)	(897)
Tax audit impacts, net	(11)	1	3
Tax credits	(36)	(151)	(55)
Valuation allowance	55	42	(40)
Revaluation of deferred taxes	—	69	152
Other	(5)	(29)	11
	$1,279	$1,132	$973
The revaluation of deferred taxes represents the impact of paying current taxes at a higher state effective tax rate than the effective tax rate that will be in effect when the resulting deferred tax asset or liability is scheduled to reverse. The Company has not recorded a deferred tax liability of approximately $5.8 billion related to the United States federal and state income taxes and foreign withholding taxes on approximately $16.4 billion of undistributed earnings of certain non-United States subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate the foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the earnings will no longer be indefinitely invested outside the United States.
The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. Tax audit impacts, net reflects adjustments to the Company’s prior year estimates of uncertain tax positions as a result of various federal, state and foreign tax audits. The Company is currently a participant in the Internal Revenue Service (IRS) Compliance Assurance Process, whereby the IRS and the Company endeavor to agree on the treatment of all tax issues prior to the tax return being filed. The IRS completed its examination of the Company’s tax return for fiscal 2010 and issued a full acceptance letter during the third quarter of fiscal 2011, resulting in no change to the income tax provision. The Company is no longer subject to United States federal income tax examinations for years prior to fiscal 2011. In the fourth quarter of fiscal 2012, the California Franchise Tax Board completed its audit of fiscal 2005 through fiscal 2008, resulting in a decrease to the tax provision of $10 million. The Company is subject to examination by the California Franchise Tax Board for fiscal years after 2008. The Company is also subject to income taxes in other taxing jurisdictions in the United States and around the world, many of which are open to tax examinations for periods after fiscal 2000.
The Company had deferred tax assets and deferred tax liabilities as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2012	September 25, 2011
Unearned revenues	$1,340	$1,269
Share-based compensation	623	592
Unrealized losses on marketable securities	232	309
Accrued liabilities, reserves and other	131	205
Capital loss carryover	105	40
Capitalized start-up and organizational costs	78	91
Unused net operating losses	50	97
Tax credits	11	145
Unrealized losses on other investments	—	28
Other	91	30
Total gross deferred assets	2,661	2,806
Valuation allowance	(142)	(98)
Total net deferred assets	2,519	2,708
Unrealized gains on marketable securities	(552)	(206)
Purchased intangible assets	(132)	(174)
Property, plant and equipment	(115)	(85)
Other	(7)	(7)
Total deferred liabilities	(806)	(472)
Net deferred assets	$1,713	$2,236
Reported as:
Current deferred tax assets	$309	$537
Non-current deferred tax assets	1,412	1,703
Current deferred tax liabilities (1)	(1)	(2)
Non-current deferred tax liabilities (1)	(7)	(2)
	$1,713	$2,236

(1)	Current deferred tax liabilities and non-current deferred tax liabilities were included in other current liabilities and other liabilities, respectively, in the consolidated balance sheets.
At September 30, 2012, the Company had unused federal net operating loss carryforwards of $154 million expiring from 2021 through 2030, unused state net operating loss carryforwards of $591 million expiring from 2013 through 2032, and unused foreign net operating loss carryforwards of $41 million, which expire from 2014 through 2021. At September 30, 2012, the Company had unused tax credits of $25 million in foreign jurisdictions, which begin to expire in 2013. The Company does not expect its federal net operating loss carryforwards and its state income tax credits to expire unused.
The Company believes, more likely than not, that it will have sufficient taxable income after deductions related to share-based awards to utilize the majority of its deferred tax assets. At September 30, 2012, the Company has provided a valuation allowance on certain foreign deferred tax assets, state net operating losses and net capital losses of $114 million, $16 million and $12 million, respectively. The valuation allowances reflect the uncertainties surrounding the Company’s ability to generate sufficient future taxable income in certain foreign and state tax jurisdictions to utilize its net operating losses and the Company’s ability to generate sufficient capital gains to utilize all capital losses.
A summary of the changes in the amount of unrecognized tax benefits for fiscal 2012, 2011 and 2010 follows (in millions):

	2012	2011	2010
Beginning balance of unrecognized tax benefits	$96	$353	$84
Additions based on prior year tax positions	—	64	223
Reductions for prior year tax positions and lapse in statute of limitations	(18)	(10)	(58)
Additions for current year tax positions	10	12	165
Settlements with taxing authorities	(2)	(323)	(61)
Ending balance of unrecognized tax benefits	$86	$96	$353

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not expect any unrecognized tax benefits recorded at September 30, 2012 to result in cash payment in fiscal 2013. Unrecognized tax benefits at September 30, 2012 included $86 million for tax positions that, if recognized, would impact the effective tax rate. The unrecognized tax benefits differ from the amount that would affect the Company’s effective tax rate primarily because the unrecognized tax benefits were included on a gross basis and did not reflect secondary impacts such as the federal deduction for state taxes, adjustments to deferred tax assets and the valuation allowance that might be required if the Company’s tax positions are sustained. The decrease in unrecognized tax benefits in fiscal 2012 was primarily due to settlement of the Company’s California tax examination for fiscal 2005 through fiscal 2008, which is partially offset by an increase in unrecognized tax benefits generated in the current year. The Company does not believe that it is reasonably possible that the total amounts of unrecognized tax benefits at September 30, 2012 will significantly increase or decrease in fiscal 2013. Interest expense related to uncertain tax positions was negligible in fiscal 2012, 2011 and 2010. The amount of accrued interest and penalties was negligible at September 30, 2012 and September 25, 2011.
Cash amounts paid for income taxes, net of refunds received, were $1.3 billion, $2.1 billion and $671 million for fiscal 2012, 2011 and 2010, respectively.
During fiscal 2012, the Company established its QCT segment’s non-United States headquarters in Singapore. The Company has obtained tax incentives in Singapore, which are effective through March 2027, that result in a tax exemption for the first five years provided that the Company meets specified employment and investment criteria in Singapore. The Company’s Singapore tax rate will increase in fiscal 2017 and again in fiscal 2027 as a result of expiration of these incentives. The location of QCT’s headquarters in Singapore did not result in any change in foreign tax in fiscal 2012. Had the Company established QCT’s non-United States headquarters in Singapore without these tax incentives, the Company's income tax expense would have been higher by $193 million in fiscal 2012, reducing both basic and diluted net income per share attributable to Qualcomm by $0.11.
Note 5. Capital Stock
Preferred Stock. The Company has 8,000,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $0.0001 per share. In conjunction with the distribution of preferred share purchase rights, 4,000,000 shares of preferred stock are designated as Series A Junior Participating Preferred Stock, and such shares are reserved for issuance upon exercise of the preferred share purchase rights. At September 30, 2012 and September 25, 2011, no shares of preferred stock were outstanding.
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
Stock Repurchase Program. On March 6, 2012, the Company announced that it had been authorized to repurchase up to $4.0 billion of the Company’s common stock. The stock repurchase program has no expiration date. The $4.0 billion stock repurchase program replaced a $3.0 billion stock repurchase program, of which $948 million remained authorized for repurchase, net of put options outstanding. Any shares repurchased are retired, and the amount paid in excess of par value is recorded to paid-in capital. During fiscal 2012, 2011 and 2010, the Company repurchased and retired 23,893,000, 2,878,000 and 79,789,000 shares of common stock, respectively, for $1.3 billion, $142 million and $3.0 billion, respectively, before commissions. At September 30, 2012, approximately $2.8 billion remained authorized for repurchase under the Company’s stock repurchase program. Since September 30, 2012, the Company repurchased 4,132,000 shares of common stock for $240 million.
In connection with the Company’s stock repurchase program, the Company sold three put options on its own stock during fiscal 2011, of which all expired unexercised during fiscal 2012. The fair values of the put options of $80 million at September 25, 2011 were recorded in other current liabilities. During fiscal 2012 and 2011, the Company recognized gains of $80 million and losses of $5 million, respectively, in net investment income due to changes in the fair values of the put options. No put options were outstanding during fiscal 2010.
Dividends. The Company announced increases in its quarterly dividend per share of common stock from $0.17 to $0.19 on March 1, 2010, from $0.19 to $0.215 on March 8, 2011, and from $0.215 to $0.25 on March 6, 2012. Dividends charged to

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

retained earnings in fiscal 2012, 2011 and 2010 were as follows (in millions, except per share data):

	2012		2011		2010
	Per Share	Total	Per Share	Total	Per Share	Total
First quarter	$0.215	$368	$0.190	$314	$0.170	$284
Second quarter	0.215	377	0.190	319	0.170	279
Third quarter	0.250	429	0.215	360	0.190	309
Fourth quarter	0.250	438	0.215	368	0.190	305
	$0.930	$1,612	$0.810	$1,361	$0.720	$1,177
On October 17, 2012, the Company announced a cash dividend of $0.25 per share of common stock, payable on December 21, 2012 to stockholders of record as of December 7, 2012, which will be reflected in the consolidated financial statements in the first quarter of fiscal 2013.
Note 6. Employee Benefit Plans
Employee Savings and Retirement Plan. The Company has a 401(k) plan that allows eligible employees to contribute up to 100% of their eligible compensation, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company’s contribution expense was $60 million, $52 million and $46 million in fiscal 2012, 2011 and 2010, respectively.
Equity Compensation Plans. The 2006 Long-Term Incentive Plan (the 2006 Plan) was adopted during the second quarter of fiscal 2006 and replaced the 2001 Stock Option Plan and the 2001 Non-Employee Directors’ Stock Option Plan and their predecessor plans (the Prior Plans). The 2006 Plan provides for the grant of incentive and non-qualified stock options, restricted stock units, stock appreciation rights, restricted stock, performance stock units and other share-based awards and is the source of shares issued under the Executive Retirement Matching Contribution Plan (ERMCP). The shares authorized under the 2006 Plan were approximately 483,284,000 at September 30, 2012. The share reserve remaining under the 2006 Plan was approximately 231,218,000 at September 30, 2012. Shares subject to any outstanding option under a Prior Plan that is terminated or cancelled (but not an option under a Prior Plan that expires) following the date that the 2006 Plan was approved by stockholders, and shares that are subject to an award under the ERMCP and are returned to the Company because they fail to vest, will again become available for grant under the 2006 Plan. The Board of Directors of the Company may amend or terminate the 2006 Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval.
During fiscal 2011, the Company assumed a total of 9,564,000 outstanding stock awards under various stock-based incentive plans (the Assumed Plans) as a result of the acquisition of Atheros (Note 10). The Assumed Plans provided for the grant of incentive stock options, non-qualified stock options, restricted stock units and other stock-based awards. The Company can continue to grant stock awards under one of the Assumed Plans, the Atheros Communications, Inc. 2004 Stock Incentive Plan, as amended, (the Atheros Plan) to certain employees. The share reserve under the Atheros Plan was 7,084,000 at September 30, 2012. All other remaining shares available under Assumed Plans were terminated on the date of the acquisition, and no additional shares may be granted under those plans.
Net share-based awards, after forfeitures and cancellations, granted during fiscal 2012, 2011 and 2010 represented 0.9%, 0.7% and 1.2% of outstanding shares as of the beginning of each fiscal year, respectively. Total share-based awards granted during fiscal 2012, 2011 and 2010 represented 1.0%, 0.9% and 1.9%, respectively, of outstanding shares as of the end of each fiscal year.
Stock Options: The Board of Directors may grant options to selected employees, directors and consultants to the Company to purchase shares of the Company’s common stock at an exercise price not less than the fair market value of the stock at the date of grant. Generally, options vest over periods not exceeding five years and are exercisable for up to 10 years from the grant date. A summary of stock option transactions for all equity compensation plans follows:

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In billions)
Options outstanding at September 25, 2011	149,252	$39.10
Options granted	381	57.01
Options cancelled/forfeited/expired	(1,395)	40.19
Options exercised	(41,637)	37.02
Options outstanding at September 30, 2012	106,601	$39.96	4.90	$2.4
Exercisable at September 30, 2012	84,592	$39.73	4.47	$1.9
At September 30, 2012, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $274 million, which is expected to be recognized over a weighted-average period of 1.3 years. The total intrinsic value of stock options exercised during fiscal 2012, 2011 and 2010 was $1.0 billion, $1.1 billion and $208 million, respectively. The Company recorded cash received from the exercise of stock options of $1.5 billion, $2.5 billion and $565 million and related tax benefits of $438 million, $421 million and $80 million during fiscal 2012, 2011 and 2010, respectively. Upon option exercise, the Company issues new shares of stock.
Restricted Stock Units: RSUs are share awards that entitle the holder to receive shares of the Company’s common stock upon vesting. The RSUs generally include dividend-equivalent rights and generally vest over periods not exceeding three years from the date of grant. A summary of RSU transactions for all equity compensation plans follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
	(In thousands)		(In billions)
RSUs outstanding at September 25, 2011	22,752	$48.69
RSUs granted	17,315	58.67
RSUs cancelled/forfeited	(957)	51.30
RSUs vested	(6,188)	50.21
RSUs outstanding at September 30, 2012	32,922	$53.22	$2.1
At September 30, 2012, total unrecognized estimated compensation expense related to non-vested RSUs granted prior to that date was $1.2 billion, which is expected to be recognized over a weighted-average period of 1.8 years. The total vest-date fair value of RSUs that vested during fiscal 2012, 2011 and 2010 was $352 million, $43 million and $1 million, respectively. For the majority of RSUs, shares are issued on the vesting dates net of the amount of shares needed to satisfy statutory tax withholding requirements to be paid by the Company on behalf of the employees. The total shares withheld were approximately 1,965,000 and 243,000 in fiscal 2012 and 2011, respectively, and were based on the value of the RSUs on their vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $131 million and $14 million in fiscal 2012 and 2011, respectively.
Employee Stock Purchase Plan. The Company has an employee stock purchase plan for eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each offering period, which is generally six months. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The employee stock purchase plan includes a non-423(b) plan. The shares authorized under the employee stock purchase plan were approximately 46,709,000 at September 30, 2012. The shares reserved for future issuance were approximately 14,757,000 at September 30, 2012. During fiscal 2012, 2011 and 2010, approximately 3,654,000, 3,778,000 and 3,782,000 shares, respectively, were issued under the plan at an average price of $48.31, $36.82 and $32.81 per share, respectively. At September 30, 2012, total unrecognized estimated compensation expense related to non-vested purchase rights granted prior to that date was $18 million. The Company recorded cash received from the exercise of purchase rights of $177 million, $139 million and $124 million during fiscal 2012, 2011 and 2010, respectively.
Note 7. Commitments and Contingencies
Legal Proceedings. Tessera, Inc. v. QUALCOMM Incorporated: On April 17, 2007, Tessera filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas and a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against the Company and other companies, alleging

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

infringement of two patents. The district court action was stayed pending resolution of the ITC proceeding, including all appeals. On May 20, 2009, the ITC issued a limited exclusion order and a cease and desist order, both of which were terminated when the patents expired on September 24, 2010. During the period of the exclusion order, the Company shifted supply of accused chips for customers who manufacture products that may be imported to the United States to a licensed supplier of Tessera, and the Company continued to supply those customers without interruption. The appeals court affirmed the ITC’s orders, and on November 28, 2011, the United States Supreme Court denied the Company’s petition for review. On January 18, 2012, pursuant to the parties’ stipulation, the district court in the Eastern District of Texas lifted the stay and ordered that the case be moved to the United States District Court for the Northern District of California. On March 1, 2012, that court consolidated the case with an earlier-filed lawsuit filed by Tessera against multiple parties, including some of the Company’s semiconductor chip package suppliers. Trial is scheduled for April 7, 2014. Tessera may continue to seek alleged past damages in the district court, but it cannot obtain injunctive relief due to the expiration of the patents.
MicroUnity Systems Engineering, Inc. v. QUALCOMM Incorporated et al.: MicroUnity filed a total of three patent infringement complaints, on March 16, 2010, June 3, 2010 and January 27, 2011, against the Company and a number of other technology companies, including Texas Instruments, Samsung, Apple, Nokia, Google and HTC, in the United States District Court for the Eastern District of Texas. MicroUnity currently alleges that certain of the Company’s Snapdragon products infringe 10 of its patents and seeks unspecified damages and injunctive and other relief. The court consolidated the actions in May 2011. Trial is scheduled for June 3, 2013.
MOSAID Technologies Incorporated v. Dell, Inc. et al.: On March 16, 2011, MOSAID filed a complaint against Atheros Communications, Inc., which the Company acquired in May 2011 and was renamed Qualcomm Atheros, Inc. (Qualcomm Atheros), and 32 other entities in the United States District Court for the Eastern District of Texas alleging that certain of Atheros’ WiFi products infringe six MOSAID patents. MOSAID seeks unspecified damages and injunctive and other relief. The case is in the discovery phase. On March 28, 2012, Qualcomm Atheros and the other defendants filed a motion to transfer the case to the Northern District of California. A decision on that motion is pending. A claim construction hearing is scheduled for April 16, 2013, and trial is scheduled for January 8, 2014.
ParkerVision, Inc. v. QUALCOMM Incorporated: On July 20, 2011, ParkerVision filed a complaint against the Company in the United States District Court for the Middle District of Florida alleging that certain of our products infringe seven of its patents alleged to cover direct-conversion (or Zero-IF/ZIF) receivers. The complaint seeks unspecified damages and injunctive and other relief. On February 28, 2012, ParkerVision filed an amended complaint dropping two patents from the case and adding one new patent. The parties have motions pending challenging the sufficiency of certain claims in the opposing party’s pleadings. The parties also have motions pending addressing discovery disputes. A claim construction hearing was held on August 10, 2012, but the court has not yet issued a claim construction order. Discovery is scheduled to close on November 30, 2012, and trial is scheduled to begin on August 5, 2013.
Icera Complaint to the European Commission: On June 7, 2010, the European Commission (the Commission) notified and provided the Company with a redacted copy of a complaint filed with the Commission by Icera, Inc. alleging that the Company has engaged in anticompetitive activity. The Company was asked by the Commission to submit a preliminary response to the portions of the complaint disclosed to it, and the Company submitted its response in July 2010. On October 19, 2011, the Commission notified the Company that it should provide to the Commission additional documents and information. On January 16, 2012, the Company provided additional documents and information in response to that request. The Company continues to cooperate fully with the Commission’s preliminary investigation.
Korea Fair Trade Commission (KFTC) Complaint: On January 4, 2010, the KFTC issued a written decision finding that the Company had violated South Korean law by offering certain discounts and rebates for purchases of its CDMA chips and for including in certain agreements language requiring the continued payment of royalties after all licensed patents have expired. The KFTC levied a fine, which the Company paid in the second quarter of fiscal 2010. The Company is appealing that decision in the Korean courts.
Japan Fair Trade Commission (JFTC) Complaint: The JFTC received unspecified complaints alleging that the Company’s business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order concluding that the Company’s Japanese licensees were forced to cross-license patents to the Company on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against the Company’s other licensees who made a similar commitment in their license agreements with the Company. The cease and desist order seeks to require the Company to modify its existing license agreements with Japanese companies to eliminate these provisions while preserving the license of the Company’s patents to those companies. The Company disagrees with the conclusions that it forced its Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate the Japanese Antimonopoly Act. The Company has invoked its right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted the Company’s motion and issued a stay of the cease and desist order pending the administrative hearing before the JFTC. The JFTC has held hearings on 15 different dates, with another hearing scheduled for December 20, 2012 and additional hearing dates yet to be scheduled.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities and Exchange Commission (SEC) Formal Order of Private Investigation and Department of Justice (DOJ) Investigation: On September 8, 2010, the Company was notified by the SEC’s Los Angeles Regional office of a formal order of private investigation. The Company understands that the investigation arose from a “whistleblower’s” allegations made in December 2009 to the audit committee of the Company’s Board of Directors and to the SEC. In 2010, the audit committee completed an internal review of the allegations with the assistance of independent counsel and independent forensic accountants. This internal review into the whistleblower’s allegations and related accounting practices did not identify any errors in the Company’s financial statements. On January 27, 2012, the Company learned that the U.S. Attorney’s Office for the Southern District of California/DOJ (DOJ) had begun a preliminary investigation regarding the Company’s compliance with the Foreign Corrupt Practices Act (FCPA).The Company believes that FCPA compliance had also become a focus of the SEC investigation. The audit committee has commenced an internal review into the Company’s compliance with the FCPA with the assistance of independent counsel and independent forensic accountants.
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
The Company will continue to vigorously defend itself in the foregoing actions. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at September 30, 2012 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. Nonetheless, the unfavorable resolution of one or more of these matters could have a material adverse affect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in numerous other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.
Loans and Debentures. The Company’s BWA subsidiaries have loan and debenture liabilities in connection with the India BWA spectrum won in India in June 2010 and payment of $81 million to the DoT in March 2012. At September 30, 2012, the aggregate carrying value of the loans and debentures, including accrued interest on the debentures, of $1.1 billion, was classified as a component of liabilities held for sale (Note 2). At September 25, 2011, loans were $994 million. At September 30, 2012 and September 25, 2011, the loans and debentures liabilities approximated fair value (a Level 2 measurement). Cash paid for interest on the loans was $88 million, $94 million and $15 million for fiscal 2012, 2011 and 2010, respectively.
The BWA subsidiaries’ loan agreements with multiple lenders are denominated in Indian rupees. The majority of the loans ($468 million at September 30, 2012) bear interest at an annual rate based on the highest rate among the bank lenders, which is reset quarterly, plus 0.25% (10.00% at September 30, 2012) with interest payments due monthly. The remaining loan ($77 million at September 30, 2012) bears interest at an annual rate based on the highest rate of the bank that is party to the loan or of the other bank lenders, which is reset quarterly, plus 0.25% (10.50% at September 30, 2012) with interest payments due monthly. All of the loans can be prepaid without penalty on certain dates and are guaranteed by QUALCOMM Incorporated and one of its wholly-owned subsidiaries. All of the loans are due and payable in full on December 18, 2012. The Company intends to refinance the loans with long-term loans on or before that date. The loan agreements contain standard covenants, which, among other things, limit actions by the subsidiaries that are party to the loan agreements, including the incurrence of loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. The loan agreements also define certain events of default, including, among other things, if certain government authorizations are revoked, terminated, withdrawn, suspended, modified or withheld.
On May 29, 2012, the same BWA subsidiaries issued redeemable, unlisted, unsecured, non-convertible debentures (the debentures) to multiple purchasers, the proceeds of which were used primarily to prepay a portion of the loans described in the previous paragraph. The debentures are denominated in Indian rupees and bear interest at an agreed-upon annual rate, which is compounded annually and reset semi-annually beginning on June 25, 2013 (10.25% at September 30, 2012) with interest due upon redemption. All of the debentures ($519 million, including accrued interest, at September 30, 2012) are due and payable in full on June 25, 2017. The debentures can be redeemed by the Company without penalty on certain dates. Additionally, each

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

holder has the right to demand redemption of its portion of the debentures outstanding on June 25, 2013 subject to sufficient prior written notice. As a result, the debentures were classified as current liabilities. The holders are indemnified by QUALCOMM Incorporated and one of its wholly-owned subsidiaries.
Indemnifications. With the exception of the practices of its Qualcomm Atheros subsidiary, the Company generally does not indemnify its customers and licensees for losses sustained from infringement of third-party intellectual property rights. However, the Company is contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent infringement by products or services sold or provided by the Company. The Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company. Under Qualcomm Atheros’ indemnification agreements, software license agreements and product sale agreements (including its standard software license agreements and standard terms and conditions of semiconductor sales), Qualcomm Atheros agrees, subject to restrictions and after certain conditions are met, to indemnify and defend its licensees and customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the licensees or customers. Through September 30, 2012, Qualcomm Atheros has received a number of claims from its direct and indirect customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by its products.
These indemnification arrangements are not initially measured and recognized at fair value because they are deemed to be similar to product warranties in that they relate to claims and/or other actions that could impair the ability of the Company’s direct or indirect customers to use the Company’s products or services. Accordingly, the Company records liabilities resulting from the arrangements when they are probable and can be reasonably estimated. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at September 30, 2012 associated with these indemnification arrangements, other than insignificant amounts, based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time.
Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Noncancelable obligations under these agreements at September 30, 2012 for each of the subsequent five years from fiscal 2013 through 2017 were approximately $3.1 billion, $402 million, $119 million, $27 million and $5 million, respectively, and $10 million thereafter. Of these amounts, for fiscal 2013 through 2015, commitments to purchase integrated circuit product inventories comprised $2.7 billion, $347 million and $79 million, respectively.
Leases. The future minimum lease payments for all capital leases and operating leases at September 30, 2012 were as follows (in millions):

	Capital Leases	Operating Leases	Total
2013	$4	$131	$135
2014	5	113	118
2015	5	58	63
2016	5	41	46
2017	5	32	37
Thereafter	110	69	179
Total minimum lease payments	134	$444	$578
Deduct: Amounts representing interest	74
Present value of minimum lease payments	60
Deduct: Current portion of capital lease obligations	—
Long-term portion of capital lease obligations	$60
The Company leases certain of its land, facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 35 years and with provisions in certain leases for cost-of-living increases. Rental expense for fiscal 2012, 2011 and 2010 was $87 million, $87 million and $85 million, respectively. The Company leases certain property under operating and capital lease agreements associated with its discontinued operations (Note 9), primarily related to site leases that have an initial term of five to seven years with renewal options of up to five additional renewal periods. In determining the capital lease classification for the site leases upon commencement of each lease, the Company included all renewal options. As a result of its restructuring plan, the Company does not intend to renew its existing site capital leases. At September 30, 2012, the Company had $55 million of site capital lease assets (which are included in buildings and improvements in property, plant

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and equipment) and $60 million of capital lease obligations (which are included in other liabilities) that pertain to optional renewal periods for these site leases. The Company expects to write off these amounts at the end of the current contractual lease terms. Any early terminations may impact the amounts that are written off.
Note 8. Segment Information
The Company is organized on the basis of products and services. The Company aggregates four of its divisions into the QWI segment and three of its divisions into the QSI segment. Reportable segments are as follows:

•
QCT Segment — develops and supplies integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products.

•
QTL Segment — grants licenses or otherwise provides rights to use portions of the Company’s intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives, and QTL collects license fees as well as royalties based on sales by licensees of products incorporating or using the Company’s intellectual property.

•	QWI Segment — comprised of:

◦
QES Division — provides fleet management, satellite- and terrestrial-based two-way wireless information and position reporting and other services, software and hardware to transportation and logistics companies;

◦	QIS Division — provides content enablement services for the wireless industry and push-to-talk and other software products and services for wireless network operators;

◦	QGOV Division — provides development and other services and related products involving wireless communications technologies to government agencies and their contractors; and

◦	Firethorn Division — builds and manages software applications that enable certain mobile commerce services.

•
QSI Segment — comprised of the Company’s Qualcomm Ventures, Structured Finance & Strategic Investments and FLO TV divisions. QSI makes strategic investments that the Company believes will open new opportunities for its technologies, support the design and introduction of new products or services for voice and data communications or possess unique capabilities or technology. Many of these strategic investments are in early-stage companies. QSI also holds wireless spectrum. The results of QSI’s FLO TV business are presented as discontinued operations (Note 9) and are therefore not included in QSI’s revenues or loss before income taxes.

The Company evaluates the performance of its segments based on earnings (loss) before income taxes (EBT) from continuing operations. Segment EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. Unallocated income and charges include certain net investment income; share-based compensation; and certain research and development expenses and other selling and marketing expenses that were deemed to be not directly related to the businesses of the segments. Additionally, starting with acquisitions in the third quarter of fiscal 2011, unallocated charges include recognition of the step-up of inventories to fair value, amortization of certain intangible assets and certain other acquisition-related charges. Such charges related to acquisitions that were completed prior to the third quarter of fiscal 2011 are allocated to the respective segments. The table below presents revenues and EBT for reportable segments (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	QCT	QTL	QWI	QSI	Reconciling Items	Total
2012
Revenues	$12,141	$6,327	$633	$—	$20	$19,121
EBT	2,296	5,585	(15)	(170)	(1,134)	6,562
Total assets	2,278	63	129	1,424	39,118	43,012
2011
Revenues	$8,859	$5,422	$656	$—	$20	$14,957
EBT	2,056	4,753	(152)	(132)	(838)	5,687
Total assets	1,569	36	136	2,386	32,295	36,422
2010
Revenues	$6,695	$3,659	$628	$—	$—	$10,982
EBT	1,693	3,020	12	7	(239)	4,493
Total assets	1,085	28	129	2,745	26,585	30,572
Segment assets are comprised of accounts receivable and inventories for all reportable segments other than QSI. QSI segment assets include certain marketable securities, notes receivable, wireless spectrum, other investments and all assets of QSI’s consolidated subsidiaries. QSI segment assets included $1.1 billion in assets held for sale (Note 2) at September 30, 2012. QSI segment assets related to the discontinued FLO TV business totaled $59 million, $913 million and $1.3 billion at September 30, 2012, September 25, 2011 and September 26, 2010, respectively. QSI assets at September 30, 2012, September 25, 2011 and September 26, 2010 also included $11 million, $20 million and $20 million, respectively, related to investments in equity method investees. Reconciling items for total assets included $1.2 billion, $806 million and $384 million at September 30, 2012, September 25, 2011 and September 26, 2010, respectively, of goodwill and other assets related to the Company’s QMT division, a nonreportable segment developing display technology for mobile devices and other applications. Total segment assets also differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, other intangible assets and assets of nonreportable segments. The net book values of long-lived assets located outside of the United States were $1.1 billion, $629 million and $221 million at September 30, 2012, September 25, 2011 and September 26, 2010, respectively. The net book values of long-lived assets located in the United States were $1.8 billion, $1.8 billion and $2.2 billion at September 30, 2012, September 25, 2011 and September 26, 2010, respectively.
Revenues from each of the Company’s divisions aggregated into the QWI reportable segment were as follows (in millions):

	2012	2011	2010
QES	$371	$395	$376
QIS	151	150	173
QGOV	109	100	74
Firethorn	2	11	7
Eliminations	—	—	(2)
	$633	$656	$628
Other reconciling items were comprised as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2012	2011	2010
Revenues
Nonreportable segments	$24	$23	$10
Intersegment eliminations	(4)	(3)	(10)
	$20	$20	$—
EBT
Unallocated cost of equipment and services revenues	$(300)	$(210)	$(42)
Unallocated research and development expenses	(702)	(553)	(401)
Unallocated selling, general and administrative expenses	(549)	(506)	(336)
Unallocated investment income, net	928	756	767
Nonreportable segments	(511)	(324)	(224)
Intersegment eliminations	—	(1)	(3)
	$(1,134)	$(838)	$(239)
Reconciling items for fiscal 2012 included $225 million and $43 million of unallocated cost of equipment and services revenue and unallocated selling, general and administrative expenses, respectively, related to the step-up of inventories to fair value, the amortization of intangible assets and other charges resulting from acquisitions. Reconciling items for fiscal 2011 included $143 million, $59 million and $6 million of unallocated cost of equipment and services revenue, unallocated selling, general and administrative expenses and unallocated research and development expenses, respectively, related to the step-up of inventories to fair value and amortization of intangible assets resulting from acquisitions. Other nonreportable segments’ losses before taxes during fiscal 2012, 2011 and 2010 were primarily attributable to the Company’s QMT division.
Specified items included in segment EBT were as follows (in millions):

	QCT	QTL	QWI	QSI
2012
Revenues from external customers	$12,137	$6,327	$633	$—
Intersegment revenues	4	—	—	—
Interest income	2	5	—	19
Interest expense	2	—	—	79
2011
Revenues from external customers	$8,856	$5,422	$656	$—
Intersegment revenues	3	—	—	—
Interest income	1	1	—	20
Interest expense	1	—	—	99
2010
Revenues from external customers	$6,686	$3,659	$628	$—
Intersegment revenues	9	—	—	—
Interest income	1	2	2	8
Interest expense	1	—	(4)	27
Intersegment revenues are based on prevailing market rates for substantially similar products and services or an approximation thereof, but the purchasing segment may record the cost of revenues at the selling segment’s original cost. In that event, the elimination of the selling segment’s gross margin is included with other intersegment eliminations in reconciling items. Effectively all equity in earnings (losses) of investees was recorded in QSI in fiscal 2012, 2011 and 2010.
The Company distinguishes revenues from external customers by geographic areas based on the location to which its products, software or services are delivered or, for QTL licensing revenues, the invoiced addresses of its licensees. Sales information by geographic area was as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2012	2011	2010
China	$7,971	$4,744	$3,194
South Korea	4,203	2,887	2,913
Taiwan	2,648	2,550	1,360
United States	967	897	555
Other foreign	3,332	3,879	2,960
	$19,121	$14,957	$10,982

Note 9. Discontinued Operations
On March 27, 2011, the FLO TV business and network were shut down. On December 27, 2011, the Company completed the sale of substantially all of its 700 MHz spectrum for $1.9 billion, and as a result, the Company recognized a gain in discontinued operations of $1.2 billion during fiscal 2012. All remaining assets have been considered disposed of since March 27, 2011, the date on which the assets ceased to be used. Since the shut down of the FLO TV business and network, the Company has been working to sell the remaining assets and exit contracts. Accordingly, the results of operations of the FLO TV business are presented as discontinued operations. Income (loss) from discontinued operations includes share-based compensation and excludes certain general corporate expenses allocated to the FLO TV business during the periods presented.
Summarized results from discontinued operations were as follows (in millions):

	Year Ended
	September 30, 2012	September 25, 2011	September 26, 2010
Revenues	$—	$5	$9
Income (loss) from discontinued operations	1,203	(507)	(459)
Income tax (expense) benefit	(427)	194	186
Discontinued operations, net of income taxes	$776	$(313)	$(273)
At September 30, 2012, total assets and liabilities of the discontinued operations in the consolidated balance sheet were $59 million and $75 million, respectively, consisting primarily of capital lease assets and liabilities of $55 million and $60 million, respectively. The Company has a significant number of site leases, and the Company has corresponding capital lease assets, capital lease liabilities (Note 7) and asset retirement obligations.
Note 10. Acquisitions
During fiscal 2012, the Company acquired eight businesses for total cash consideration of $774 million. Technology-based intangible assets recognized in the amount of $164 million are being amortized on a straight-line basis over a weighted-average useful life of six years. The Company recorded $62 million related to 10 in-process research and development (IPR&D) projects, which are expected to be completed within three years from the acquisition date. The acquired IPR&D will not be amortized until completion, and upon completion, IPR&D projects will be amortized over their useful lives, which are expected to range between four to nine years. Goodwill recognized in these transactions, of which $71 million is expected to be deductible for tax purposes, was assigned to the Company’s reportable segments as follows (in millions):

QCT	$366
QTL	22
Nonreportable segments	131
$519
On May 24, 2011, the Company acquired Atheros Communications, Inc. (Atheros) for total cash consideration of $3.1 billion (net of $233 million of cash acquired) and the exchange of vested and earned unvested share-based awards with an estimated fair value of $106 million. The primary objective of the acquisition is to help accelerate the expansion of the Company’s technologies and platforms to new businesses beyond cellular, including home, enterprise and carrier networking. Atheros was integrated into the QCT segment. The allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values was as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Current assets	$926
Amortizable intangible assets:
Technology-based intangible assets	692
Marketing-related intangible assets	50
Customer-related intangible assets	114
In-process research and development (IPR&D)	150
Goodwill	1,772
Other assets	78
Total assets	3,782
Liabilities	(313)
$3,469
Goodwill recognized in the Atheros acquisition is not deductible for tax purposes and was allocated to the QCT segment for annual impairment testing purposes. Goodwill largely consists of expected revenue synergies resulting from the combination of product portfolios, cost synergies related to reduction in headcount growth and lower manufacturing costs, assembled workforce and access to additional sales and distribution channels. The intangible assets acquired are being amortized on a straight-line basis over weighted-average useful lives of four years, six years and three years for technology-based, marketing-related and customer-related intangible assets, respectively. At September 30, 2012, the remaining IPR&D of $27 million consisted of five projects and are expected to be completed over the next year. Upon completion, each IPR&D project will be amortized over its useful life; useful lives for IPR&D are expected to range between four to five years. The Company’s results of operations for fiscal 2011 included the operating results of Atheros since the date of acquisition, the amounts of which were not material.
The following table presents unaudited pro forma financial information for fiscal 2011 and 2010 that combines the results of operations of Qualcomm and Atheros as though the companies had been combined as of the beginning of fiscal 2010. This unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of the beginning of fiscal 2010. The unaudited pro forma results presented include amortization charges for acquired intangible assets, eliminations of intercompany transactions, adjustments for the increased fair value of acquired inventory, adjustments for incremental stock-based compensation expense related to the unearned portion of Atheros stock options and restricted stock units assumed and adjustments for depreciation expense for property, plant and equipment and related tax effects.

	2011	2010
	(In millions)
Revenues	$15,583	$11,867
Net income attributable to Qualcomm	4,304	3,013
During fiscal 2011, the Company acquired nine other businesses for total cash consideration of $466 million. Technology-based intangible assets recognized in the amount of $150 million are being amortized on a straight-line basis over a weighted-average useful life of five years. Goodwill of $276 million was recognized in these transactions, of which $234 million is expected to be deductible for tax purposes.
During fiscal 2010, the Company acquired six businesses for total cash consideration of $50 million. Technology-based intangible assets recognized in the amount of $32 million are being amortized on a straight-line basis over a weighted-average useful life of 11 years.
Note 11. Fair Value Measurements
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2012 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (1)	$819	$1,899	$—	$2,718
Time deposits	—	47	—	47
Marketable securities
U.S. Treasury securities and government-related securities	812	592	—	1,404
Corporate bonds and notes	—	12,583	—	12,583
Mortgage- and asset-backed securities	—	1,315	203	1,518
Auction rate securities	—	—	118	118
Common and preferred stock	1,222	865	—	2,087
Equity funds	1,126	—	—	1,126
Debt funds	1,958	2,236	—	4,194
Total marketable securities	5,118	17,591	321	23,030
Derivative instruments	—	18	—	18
Other investments	197	—	—	197
Total assets measured at fair value	$6,134	$19,555	$321	$26,010
Liabilities
Derivative instruments	$—	$11	$—	$11
Other liabilities	197	—	—	197
Total liabilities measured at fair value	$197	$11	$—	$208

(1)	Includes cash equivalents that were classified as held for sale at September 30, 2012.
Cash Equivalents, Time Deposits and Marketable Securities. The Company considers all highly liquid investments, including repurchase agreements, with original maturities of three months or less to be cash equivalents. Cash equivalents are comprised of money market funds, certificates of deposit, commercial paper, government agencies’ securities and repurchase agreements fully collateralized by government agencies’ securities. Time deposits with original maturities of greater than three months are recorded at fair value in other assets.
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
Other Investments and Other Liabilities. Other investments and other liabilities included in Level 1 are comprised of the Company’s deferred compensation plan liability and related assets, which are invested in mutual funds. Other liabilities included in Level 3 were comprised of put rights held by third parties representing interests in certain of the Company’s subsidiaries. These put rights were terminated during the third quarter of fiscal 2012 and were previously valued with a conventional option pricing model using significant unobservable inputs.
Activity between Levels of the Fair Value Hierarchy. There were no significant transfers between Level 1 and Level 2 during fiscal 2012 or 2011. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table includes the activity for marketable securities and other liabilities classified within Level 3 of the valuation hierarchy (in millions):

	2012			2011
	Auction Rate Securities	Other Marketable Securities	Other Liabilities	Auction Rate Securities	Other Marketable Securities	Other Liabilities
Beginning balance of Level 3	$124	$27	$7	$126	$18	$—
Total realized and unrealized gains or losses:
Included in investment income, net	—	5	(7)	—	2	(1)
Included in other comprehensive income	—	7	—	2	(1)	—
Purchases	—	149	—	4	6	—
Issuances	—	—	—	—	—	8
Settlements	(6)	(28)	—	(8)	(6)	—
Transfers into Level 3	—	43	—	—	8	—
Ending balance of Level 3	$118	$203	$—	$124	$27	$7
The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the fiscal month in which the actual event or change in circumstances that caused the transfer occurs. Transfers into Level 3 in fiscal 2012 and 2011 primarily consisted of debt securities with significant inputs that became unobservable as a result of an increased likelihood of a shortfall in contractual cash flows or a significant downgrade in credit ratings.
Nonrecurring Fair Value Measurements. The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During fiscal 2012 and 2011, goodwill related to the Company’s Firethorn division was written down to implied fair value resulting in impairment charges of $23 million and $114 million, respectively. The impairment charges were recorded in other operating expenses. At September 30, 2012, the carrying value of the Firethorn division’s goodwill was $17 million. During fiscal 2012, certain equipment related to the Company's QMT division was written down to its implied fair value of $26 million, resulting

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in an impairment charge of $54 million (Note 2). The estimation of fair values and cash flows used in these fair value measurements required the use of significant unobservable inputs, and as a result, the fair value measurements were classified as Level 3. During fiscal 2012, 2011 and 2010, the Company did not have any other significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.
Note 12. Marketable Securities
Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
Trading:
U.S. Treasury securities and government-related securities	$196	$—	$254	$—
Corporate bonds and notes	283	—	176	—
Mortgage- and asset-backed securities	—	—	120	—
Total trading	479	—	550	—
Available-for-sale:
U.S. Treasury securities and government-related securities	$362	$516	$592	$6
Corporate bonds and notes	4,554	3,665	7,570	4,900
Mortgage- and asset-backed securities	1,157	606	241	99
Auction rate securities	—	—	118	124
Common and preferred stock	57	76	2,030	1,713
Equity funds	—	—	1,126	845
Debt funds	1,958	1,327	1,716	1,098
Total available-for-sale	8,088	6,190	13,393	8,785
Fair value option:
Debt fund	—	—	520	476
Total marketable securities	$8,567	$6,190	$14,463	$9,261
The Company holds an investment in a debt fund for which the Company elected the fair value option because the Company is able to redeem its shares at net asset value, which is determined daily. The investment would have otherwise been recorded using the equity method. The debt fund has no single maturity date. At September 30, 2012, the Company had an effective ownership interest in the debt fund of 22%. Increases in fair value associated with this investment of $45 million and $9 million were recognized in net investment income in fiscal 2012 and 2011, respectively.
Net gains recognized on debt securities classified as trading still held at September 30, 2012 were $22 million for fiscal 2012. The Company did not hold any securities classified as trading during fiscal 2011.
At September 30, 2012, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity				No Single
Less Than	One to	Five to	Greater Than	Maturity
One Year	Five Years	Ten Years	Ten Years	Date	Total
$535	$7,633	$3,573	$1,336	$5,191	$18,268
Debt securities with no single maturity date included debt funds, corporate bonds and notes, mortgage- and asset-backed securities and auction rate securities.
The Company recorded realized gains and losses on sales of available-for-sale securities as follows (in millions):

Fiscal Year	Gross Realized Gains	Gross Realized Losses	Net Realized Gains
2012	$296	$(25)	$271
2011	356	(30)	326
2010	415	(31)	384
Available-for-sale securities were comprised as follows (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2012
Equity securities	$2,599	$628	$(14)	$3,213
Debt securities (including debt funds)	17,714	573	(19)	18,268
	$20,313	$1,201	$(33)	$21,481
September 25, 2011
Equity securities	$2,426	$278	$(70)	$2,634
Debt securities (including debt funds)	12,179	294	(132)	12,341
	$14,605	$572	$(202)	$14,975
The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that are classified as available-for-sale and have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

	September 30, 2012
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds and notes	$723	$(8)	$256	$(9)
Mortgage- and asset-backed securities	143	(1)	7	—
Auction rate securities	—	—	115	(1)
Common and preferred stock	105	(5)	9	—
Equity funds	64	(4)	36	(5)
	$1,035	$(18)	$423	$(15)

	September 25, 2011
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds and notes	$3,576	$(125)	$59	$(3)
Auction rate securities	3	—	121	(2)
Common and preferred stock	495	(43)	4	—
Equity funds	255	(27)	—	—
Debt funds	153	(2)	1	—
	$4,482	$(197)	$185	$(5)
At September 30, 2012, the Company concluded that the unrealized losses on its available-for-sale securities were temporary. Further, for common and preferred stock and for equity and debt funds with unrealized losses, the Company has the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable period of time. For debt securities with unrealized losses, the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, such securities before recovery or maturity.
The following table shows the activity for the credit loss portion of other-than-temporary impairments on debt securities held by the Company (in millions):

	2012	2011	2010
Beginning balance of credit losses	$46	$109	$170
Reductions in credit losses related to securities the Company intends to sell	(1)	(40)	—
Credit losses recognized on securities previously not impaired	5	2	1
Additional credit losses recognized on securities previously impaired	2	—	1
Reductions in credit losses related to securities sold	(21)	(20)	(39)
Accretion of credit losses due to an increase in cash flows expected to be collected	—	(5)	(24)
Ending balance of credit losses	$31	$46	$109

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Summarized Quarterly Data (Unaudited)
The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods.
The table below presents quarterly data for fiscal 2012 and 2011 (in millions, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012
Revenues (1)	$4,681	$4,943	$4,626	$4,871
Operating income (1)	1,551	1,514	1,382	1,235
Income from continuing operations (1)	1,400	1,438	1,206	1,240
Discontinued operations, net of tax (1)	(5)	761	(3)	23
Net income (1)	1,395	2,199	1,203	1,263
Net income attributable to Qualcomm (1)	1,401	2,230	1,207	1,271

Basic earnings per share attributable to Qualcomm (2):
Continuing operations	$0.83	$0.86	$0.70	$0.73
Discontinued Operations	$—	$0.45	$—	$0.02
Net income	$0.83	$1.31	$0.70	$0.75

Diluted earnings per share attributable to Qualcomm (2):
Continuing operations	$0.81	$0.84	$0.69	$0.72
Discontinued Operations	$—	$0.44	$—	$0.01
Net income	$0.81	$1.28	$0.69	$0.73

2011
Revenues (1)	$3,348	$3,870	$3,623	$4,117
Operating income (1)	1,247	1,430	1,113	1,238
Income from continuing operations (1)	1,252	1,264	985	1,055
Discontinued operations, net of tax (1)	(82)	(269)	44	(6)
Net income (1)	1,170	995	1,029	1,049
Net income attributable to Qualcomm (1)	1,170	999	1,035	1,056

Basic earnings (loss) per share attributable to Qualcomm (2):
Continuing operations	$0.77	$0.76	$0.59	$0.63
Discontinued operations	$(0.05)	$(0.16)	$0.03	$—
Net income	$0.72	$0.60	$0.62	$0.63

Diluted earnings (loss) per share attributable to Qualcomm (2):
Continuing operations	$0.76	$0.75	$0.58	$0.62
Discontinued operations	$(0.05)	$(0.16)	$0.03	$—
Net income	$0.71	$0.59	$0.61	$0.62

(1)	Amounts are rounded to millions each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported.

(2)
Earnings per share attributable to Qualcomm are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

SCHEDULE II
QUALCOMM INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance at Beginning of Period	(Charged) Credited to Costs and Expenses	Deductions	Other		Balance at End of Period
Year ended September 30, 2012
Allowances:
— trade receivables	$(2)	$—	$1	$—		$(1)
— notes receivables	(3)	(4)	—	—		(7)
Valuation allowance on deferred tax assets	(98)	(43)	—	(1)	(b)	(142)
	$(103)	$(47)	$1	$(1)		$(150)
Year ended September 25, 2011
Allowances:
— trade receivables	$(3)	$—	$1	$—		$(2)
— notes receivable	(3)	—	—	—		(3)
— investment receivables (a)	(9)	6	3	—		—
Valuation allowance on deferred tax assets	(39)	(42)	—	(17)	(c)	(98)
	$(54)	$(36)	$4	$(17)		$(103)
Year ended September 26, 2010
Allowances:
— trade receivables	$(4)	$(1)	$2	$—		$(3)
— notes receivable	(1)	(2)	—	—		(3)
— investment receivables (a)	(10)	—	1	—		(9)
Valuation allowance on deferred tax assets	(72)	36	—	(3)	(b)	(39)
	$(87)	$33	$3	$(3)		$(54)

(a)	This amount represents the allowance for investment receivables due for redemptions of money market investments.

(b)	This amount was recorded as a component of other comprehensive income (loss).

(c)	This amount represents $12 million recorded as a result of an acquisition and $5 million recorded as a component of other comprehensive income (loss).

S-1