Form 10-Q
period 2012-12-30
QUALCOMM INC/DE
filed 2013-01-30
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2012
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on January 28, 2013, was as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,718,129,898

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	December 30, 2012	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$4,293	$3,807
Marketable securities	8,982	8,567
Accounts receivable, net	1,647	1,459
Inventories	1,277	1,030
Deferred tax assets	309	309
Other current assets	595	473
Total current assets	17,103	15,645
Marketable securities	15,096	14,463
Deferred tax assets	1,327	1,412
Assets held for sale	1,037	1,109
Property, plant and equipment, net	2,874	2,851
Goodwill	3,929	3,917
Other intangible assets, net	2,826	2,938
Other assets	649	677
Total assets	$44,841	$43,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,657	$1,298
Payroll and other benefits related liabilities	618	664
Unearned revenues	733	545
Liabilities held for sale	524	1,072
Other current liabilities	1,473	1,723
Total current liabilities	5,005	5,302
Unearned revenues	3,516	3,739
Liabilities held for sale	526	—
Other liabilities	440	426
Total liabilities	9,487	9,467

Commitments and contingencies (Note 6)

Stockholders' equity:
Qualcomm stockholders' equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,716 and 1,706 shares issued
and outstanding, respectively	—	—
Paid-in capital	12,282	11,956
Retained earnings	22,172	20,701
Accumulated other comprehensive income	880	866
Total Qualcomm stockholders' equity	35,334	33,523
Noncontrolling interests	20	22
Total stockholders' equity	35,354	33,545
Total liabilities and stockholders' equity	$44,841	$43,012

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 30, 2012	December 25, 2011
Revenues:
Equipment and services	$4,199	$3,167
Licensing	1,819	1,514
Total revenues	6,018	4,681

Operating expenses:
Cost of equipment and services revenues	2,237	1,754
Research and development	1,106	873
Selling, general and administrative	587	503
Total operating expenses	3,930	3,130

Operating income	2,088	1,551

Investment income, net (Note 3)	239	170
Income from continuing operations before income taxes	2,327	1,721
Income tax expense	(424)	(321)
Income from continuing operations	1,903	1,400
Discontinued operations, net of income taxes	—	(5)
Net income	1,903	1,395
Net loss attributable to noncontrolling interests	3	6
Net income attributable to Qualcomm	$1,906	$1,401

Basic earnings per share attributable to Qualcomm:
Continuing operations	$1.12	$0.83
Discontinued operations	—	—
Net income	$1.12	$0.83
Diluted earnings per share attributable to Qualcomm:
Continuing operations	$1.09	$0.81
Discontinued operations	—	—
Net income	$1.09	$0.81
Shares used in per share calculations:
Basic	1,709	1,684
Diluted	1,751	1,721

Dividends per share announced	$0.250	$0.215

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	December 30, 2012	December 25, 2011
Net income	$1,903	$1,395
Other comprehensive income, net of income taxes:
Foreign currency translation	2	(27)
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain available-for-sale debt securities	(10)	1
Net unrealized gains on other available-for-sale securities and derivative instruments	50	175
Reclassification of net realized gains on available-for-sale securities and derivative instruments included in net income	(38)	(18)
Reclassification of other-than-temporary losses on available-for-sale securities included in net income	9	9
Total other comprehensive income	13	140
Total comprehensive income	1,916	1,535
Comprehensive loss attributable to noncontrolling interests	4	8
Comprehensive income attributable to Qualcomm	$1,920	$1,543

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 30, 2012	December 25, 2011
Operating Activities:
Net income	$1,903	$1,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	241	208
Revenues related to non-monetary exchanges	(31)	(31)
Income tax provision in excess of income tax payments	195	118
Non-cash portion of share-based compensation expense	283	247
Incremental tax benefits from share-based compensation	(61)	(23)
Net realized gains on marketable securities and other investments	(96)	(44)
Losses (gains) on derivative instruments	1	(45)
Net impairment losses on marketable securities and other investments	10	20
Other items, net	28	6
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(185)	(38)
Inventories	(247)	50
Other assets	(51)	(24)
Trade accounts payable	376	26
Payroll, benefits and other liabilities	(387)	(43)
Unearned revenues	(4)	(43)
Net cash provided by operating activities	1,975	1,779
Investing Activities:
Capital expenditures	(205)	(359)
Purchases of available-for-sale securities	(3,289)	(2,027)
Proceeds from sales of available-for-sale securities	2,226	1,603
Purchases of trading securities	(970)	(1,137)
Proceeds from sales of trading securities	1,024	148
Acquisitions and other investments, net of cash acquired	(39)	(300)
Other items, net	26	4
Net cash used by investing activities	(1,227)	(2,068)
Financing Activities:
Proceeds from issuance of common stock	340	228
Incremental tax benefits from share-based compensation	61	23
Repurchases and retirements of common stock	(250)	(99)
Dividends paid	(428)	(362)
Change in obligation under securities lending	3	20
Other items, net	(1)	(1)
Net cash used by financing activities	(275)	(191)
Changes in cash and cash equivalents held for sale	13	—
Effect of exchange rate changes on cash and cash equivalents	—	(18)
Net increase (decrease) in cash and cash equivalents	486	(498)
Cash and cash equivalents at beginning of period	3,807	5,462
Cash and cash equivalents at end of period	$4,293	$4,964

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
Financial Statement Preparation. These condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (collectively with its subsidiaries, the Company or Qualcomm) in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim data includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The three-month periods ended December 30, 2012 and December 25, 2011 both included 13 weeks.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company's condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
Earnings Per Common Share. Basic earnings per common share is computed by dividing net income attributable to Qualcomm by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income attributable to Qualcomm by the combination of dilutive common share equivalents, comprised of shares issuable under the Company's share-based compensation plans and shares subject to written put options, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the estimated tax benefits that would be recorded in paid-in capital, if any, when an award is settled are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three months ended December 30, 2012 and December 25, 2011 were 41,463,000 and 37,052,000, respectively.
Employee stock options to purchase approximately 646,000 and 4,471,000 shares of common stock during the three months ended December 30, 2012 and December 25, 2011, respectively, were outstanding but not included in the calculation of diluted earnings per common share because the effect would be anti-dilutive. Put options outstanding during the three months ended December 25, 2011 to purchase 11,800,000 shares of common stock were not included in the earnings per common share computation because the put options' exercise prices were less than the average market price of the common stock while they were outstanding, and therefore, the effect on diluted earnings per common share would be anti-dilutive. No put options were outstanding during the three months ended December 30, 2012. In addition, shares of other common stock equivalents outstanding that were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive were negligible during the three months ended December 30, 2012 and 675,000 during the three months ended December 25, 2011.
Share-Based Compensation. Total estimated share-based compensation expense, related to all of the Company's share-based awards, was comprised as follows (in millions):

	Three Months Ended
	December 30, 2012	December 25, 2011
Cost of equipment and services revenues	$20	$20
Research and development	157	126
Selling, general and administrative	105	101
Share-based compensation expense before income taxes	282	247
Related income tax benefit	(62)	(53)
Share-based compensation expense, net of income taxes	$220	$194

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recorded $29 million and $33 million in share-based compensation expense during the three months ended December 30, 2012 and December 25, 2011, respectively, related to share-based awards granted during those periods.
At December 30, 2012, total unrecognized compensation costs related to non-vested stock options and restricted stock units granted prior to that date were $206 million and $1.4 billion, respectively, which are expected to be recognized over weighted-average periods of 1.1 and 1.9 years, respectively. During the three months ended December 30, 2012 and December 25, 2011, net share-based awards granted, after forfeitures and cancellations, represented 0.4% and 0.5%, respectively, of outstanding shares as of the beginning of each fiscal period, and total share-based awards granted represented 0.4% and 0.5%, respectively, of outstanding shares as of the end of each fiscal period.

Note 2 — Composition of Certain Financial Statement Items

Accounts Receivable (in millions)	December 30, 2012	September 30, 2012
Trade, net of allowances for doubtful accounts of $1 and $1, respectively	$1,607	$1,418
Long-term contracts	32	32
Other	8	9
	$1,647	$1,459

Inventories (in millions)	December 30, 2012	September 30, 2012
Raw materials	$18	$19
Work-in-process	607	531
Finished goods	652	480
	$1,277	$1,030

Other Current Liabilities (in millions)	December 30, 2012	September 30, 2012
Customer incentives and other customer-related liabilities	$970	$1,107
Other	503	616
	$1,473	$1,723

Note 3 — Investment Income, Net (in millions)

	Three Months Ended
	December 30, 2012	December 25, 2011
Interest and dividend income	$165	$130
Interest expense	(8)	(27)
Net realized gains on marketable securities	94	37
Net realized gains on other investments	2	7
Impairment losses on marketable securities	(5)	(14)
Impairment losses on other investments	(5)	(6)
(Losses) gains on derivative instruments	(1)	45
Equity in losses of investees	(3)	(2)
	$239	$170

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 — Income Taxes
Based on the tax law that was in effect at the end of the first quarter of fiscal 2013, the Company estimated its annual effective income tax rate to be approximately 19% for fiscal 2013, which is consistent with the 19% effective income tax rate for fiscal 2012. The annual effective tax rate for fiscal 2013 consisted of increased tax benefits from higher earnings taxed at rates that are less than the United States federal tax rate, offset by a lower federal research and development tax credit as compared to fiscal 2012. The annual effective tax rate for fiscal 2012 reflected the United States federal research and development credit generated through December 31, 2011, the date on which the credit expired. Tax benefits from foreign earnings taxed at rates that are less than the United States federal tax rate are expected to be approximately 17% of earnings before taxes for fiscal 2013 as compared to 15% in fiscal 2012.
The American Taxpayer Relief Act of 2012, which reinstated the United States federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013, was not enacted into law until the second quarter of fiscal 2013. Therefore, the expected tax benefit resulting from such reinstatement for fiscal 2013 will not be reflected in the Company's estimated annual effective tax rate for fiscal 2013 until the second fiscal quarter. Additionally, the Company expects to record a discrete tax benefit in the second quarter of fiscal 2013 related to the reinstatement of the federal research and development tax credit for fiscal 2012. After consideration of both of these items, the Company estimates its annual effective income tax rate for fiscal 2013 will be approximately 16%.

Note 5 — Stockholders' Equity
Changes in stockholders' equity for the three months ended December 30, 2012 were as follows (in millions):

	Qualcomm Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance at September 30, 2012	$33,523	$22	$33,545
Net income (loss)	1,906	(3)	1,903
Other comprehensive income (loss)	14	(1)	13
Common stock issued under employee benefit plans and the related tax benefits, net of shares withheld for tax	296	—	296
Share-based compensation	283	—	283
Dividends	(435)	—	(435)
Stock repurchases	(250)	—	(250)
Other	(3)	2	(1)
Balance at December 30, 2012	$35,334	$20	$35,354
Accumulated Other Comprehensive Income. Components of accumulated other comprehensive income in Qualcomm stockholders' equity consisted of the following (in millions):

	December 30, 2012	September 30, 2012
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain available-for-sale debt securities, net of income taxes	$26	$29
Net unrealized gains on other available-for-sale securities, net of income taxes	943	942
Net unrealized gains on derivative instruments, net of income taxes	15	2
Foreign currency translation	(104)	(107)
	$880	$866
At December 30, 2012 and September 30, 2012, accumulated other comprehensive income included $4 million and $7 million, respectively, of other-than-temporary losses on certain available-for-sale debt securities related to factors other than credit, net of income taxes.
Stock Repurchase Program. During the three months ended December 30, 2012 and December 25, 2011, the Company repurchased and retired 4,295,000 and 2,046,000 shares of the Company’s common stock for $250 million and

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$99 million, respectively, before commissions. At December 30, 2012, approximately $2.5 billion remained available for repurchase under the Company's stock repurchase program. The stock repurchase program has no expiration date.
Dividends. Cash dividends announced in the three months ended December 30, 2012 and December 25, 2011 were $0.25 and $0.215 per share, respectively. During the three months ended December 30, 2012 and December 25, 2011, dividends charged to retained earnings were $435 million and $368 million, respectively. On January 15, 2013, the Company announced a cash dividend of $0.25 per share on the Company's common stock, payable on March 27, 2013 to stockholders of record as of March 8, 2013.

Note 6 — Commitments and Contingencies
Legal Proceedings. Tessera, Inc. v. QUALCOMM Incorporated: On April 17, 2007, Tessera filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas and a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against the Company and other companies, alleging infringement of two patents. The district court action was stayed pending resolution of the ITC proceeding, including all appeals. On May 20, 2009, the ITC issued a limited exclusion order and a cease and desist order, both of which were terminated when the patents expired on September 24, 2010. During the period of the exclusion order, the Company shifted supply of accused chips for customers who manufacture products that may be imported to the United States to a licensed supplier of Tessera, and the Company continued to supply those customers without interruption. The appeals court affirmed the ITC’s orders, and on November 28, 2011, the United States Supreme Court denied the Company's petition for review. On January 18, 2012, pursuant to the parties' stipulation, the District Court in the Eastern District of Texas lifted the stay and ordered that the case be moved to the United States District Court for the Northern District of California. On March 1, 2012, that court consolidated the case with an earlier-filed lawsuit filed by Tessera against multiple parties, including some of the Company's semiconductor chip package suppliers. Trial is scheduled for April 7, 2014. Tessera may continue to seek alleged past damages in the district court, but it cannot obtain injunctive relief due to the expiration of the patents.
MicroUnity Systems Engineering, Inc. v. QUALCOMM Incorporated, et al.: MicroUnity filed a total of three patent infringement complaints, on March 16, 2010, June 3, 2010 and January 27, 2011, against the Company and a number of other technology companies, including Texas Instruments, Samsung, Apple, Nokia, Google and HTC, in the United States District Court for the Eastern District of Texas. MicroUnity currently alleges that certain of the Company's Snapdragon products infringe 10 of its patents and seeks unspecified damages and injunctive and other relief. The court consolidated the actions in May 2011. Trial is scheduled for June 3, 2013.
MOSAID Technologies Incorporated v. Dell, Inc. et al.: On March 16, 2011, MOSAID filed a complaint against Atheros Communications, Inc., which the Company acquired in May 2011 and renamed Qualcomm Atheros, Inc. (Qualcomm Atheros), and 32 other entities in the United States District Court for the Eastern District of Texas alleging that certain of Atheros' WiFi products infringe six MOSAID patents. MOSAID seeks unspecified damages and injunctive and other relief. The case is in the discovery phase. On March 28, 2012, Qualcomm Atheros and the other defendants filed a motion to transfer the case to the United States District Court for the Northern District of California. A decision on that motion is pending. A claim construction hearing is scheduled for April 16, 2013, and trial is scheduled for January 8, 2014.
ParkerVision, Inc. v. QUALCOMM Incorporated: On July 20, 2011, ParkerVision filed a complaint against the Company in the United States District Court for the Middle District of Florida alleging that certain of our products infringe seven of its patents alleged to cover direct-conversion (or Zero-IF/ZIF) receivers. The complaint seeks unspecified damages and injunctive and other relief. On February 28, 2012, ParkerVision filed an amended complaint dropping two patents from the case and adding one new patent. The Company has a motion pending challenging the sufficiency of certain aspects of ParkerVision's complaint. A claim construction hearing was held on August 10, 2012, but the court has not yet issued a claim construction order. Trial is scheduled for October 7, 2013.
Icera Complaint to the European Commission: On June 7, 2010, the European Commission (the Commission) notified and provided the Company with a redacted copy of a complaint filed with the Commission by Icera, Inc. alleging that the Company has engaged in anticompetitive activity. The Company was asked by the Commission to submit a preliminary response to the portions of the complaint disclosed to it, and the Company submitted its response in July 2010. On October 19, 2011, the Commission notified the Company that it should provide to the Commission additional documents and information. On January 16, 2012, the Company provided additional documents and

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

information in response to that request. The Company continues to cooperate fully with the Commission's preliminary investigation.
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
Japan Fair Trade Commission (JFTC) Complaint: The JFTC received unspecified complaints alleging that the Company's business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order concluding that the Company's Japanese licensees were forced to cross-license patents to the Company on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against the Company's other licensees who made a similar commitment in their license agreements with the Company. The cease and desist order seeks to require the Company to modify its existing license agreements with Japanese companies to eliminate these provisions while preserving the license of the Company's patents to those companies. The Company disagrees with the conclusions that it forced its Japanese licensees to agree to any provision in the parties' agreements and that those provisions violate the Japanese Antimonopoly Act. The Company has invoked its right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted the Company's motion and issued a stay of the cease and desist order pending the administrative hearing before the JFTC. The JFTC has held hearings on 16 different dates, with another hearing scheduled for February 28, 2013 and additional hearing dates yet to be scheduled.
Securities and Exchange Commission (SEC) Formal Order of Private Investigation and Department of Justice (DOJ) Investigation: On September 8, 2010, the Company was notified by the SEC's Los Angeles Regional office of a formal order of private investigation. The Company understands that the investigation arose from a “whistleblower's” allegations made in December 2009 to the audit committee of the Company's Board of Directors and to the SEC. In 2010, the audit committee completed an internal review of the allegations with the assistance of independent counsel and independent forensic accountants. This internal review into the whistleblower's allegations and related accounting practices did not identify any errors in the Company's financial statements. On January 27, 2012, the Company learned that the U.S. Attorney's Office for the Southern District of California/DOJ (DOJ) had begun a preliminary investigation regarding the Company's compliance with the Foreign Corrupt Practices Act (FCPA). The Company believes that FCPA compliance had also become a focus of the SEC investigation. The audit committee has commenced an internal review into the Company's compliance with the FCPA with the assistance of independent counsel and independent forensic accountants.
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
The Company will continue to vigorously defend itself in the foregoing actions. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at December 30, 2012 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. Nonetheless, the unfavorable resolution of one or more of these matters could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows. The Company is engaged in numerous other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.
Loans and Debentures. The Company's subsidiaries in India that were established to operate a wireless network on Broadband Wireless Access (BWA) spectrum (the BWA subsidiaries) have loan and debenture liabilities in

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

connection with the BWA spectrum won in India in June 2010 and payment of $81 million to the India Government's Department of Telecommunications in March 2012. At December 30, 2012 and September 30, 2012, the aggregate carrying value of the loans and debentures, including accrued interest on the debentures, of $1.0 billion and $1.1 billion, respectively, were classified as held for sale as a result of the Company's agreement with Bharti Airtel Limited (Bharti), which provides that Bharti's ownership interests in the BWA subsidiaries will increase over time to 100% if certain conditions are met. At December 30, 2012 and September 30, 2012, the loan and debenture liabilities approximated fair value (a Level 2 measurement).
The BWA subsidiaries' loan agreements with multiple lenders are denominated in Indian rupees. In November 2012, the Company and the lenders amended the loan agreements to extend the maturity dates. The majority of the loans ($451 million  at December 30, 2012) are due and payable on May 31, 2014 and bear interest at an annual rate based on the highest rate among the bank lenders, which is reset quarterly, plus 0.25% (10.00% at December 30, 2012) with interest payments due monthly. The remaining loan ($75 million at December 30, 2012) is due and payable on December 1, 2014 and bears interest at an annual rate based on the highest rate of the bank that is party to the loan or of the other bank lenders, which is reset quarterly, plus 0.25% (10.25% at December 30, 2012) with interest payments due monthly. All of the loans can be prepaid without penalty on certain dates and are guaranteed by QUALCOMM Incorporated and one of its wholly-owned subsidiaries. The loan agreements contain standard covenants, which, among other things, limit actions by the subsidiaries that are party to the loan agreements, including the incurrence of loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. The loan agreements also define certain events of default, including, among other things, if certain government authorizations are revoked, terminated, withdrawn, suspended, modified or withheld.
On May 29, 2012, the same BWA subsidiaries issued redeemable, unlisted, unsecured, non-convertible debentures (the debentures) to multiple purchasers, the proceeds of which were used primarily to prepay a portion of the loans described in the previous paragraph. The debentures are denominated in Indian rupees and bear interest at an agreed-upon annual rate, which is compounded annually and reset semi-annually beginning on June 25, 2013 (10.25% at December 30, 2012) with interest due upon redemption. All of the debentures ($513 million, including accrued interest, at December 30, 2012) are due and payable in full on June 25, 2017. The debentures can be redeemed by the Company without penalty on certain dates. Additionally, each holder has the right to demand redemption of its portion of the debentures outstanding on June 25, 2013 subject to sufficient prior written notice. The holders are indemnified by QUALCOMM Incorporated and one of its wholly-owned subsidiaries.
Indemnifications. With the exception of the practices of its Qualcomm Atheros subsidiary, the Company generally does not indemnify its customers and licensees for losses sustained from infringement of third-party intellectual property rights. However, the Company is contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent infringement by products or services sold or provided by the Company. The Company's obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company. Under Qualcomm Atheros' indemnification agreements, software license agreements and product sale agreements (including its standard software license agreements and standard terms and conditions of semiconductor sales), Qualcomm Atheros agrees, subject to restrictions and after certain conditions are met, to indemnify and defend its licensees and customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the licensees or customers. Through December 30, 2012, Qualcomm Atheros has received a number of claims from its direct and indirect customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by its products.
These indemnification arrangements are not initially measured and recognized at fair value because they are deemed to be similar to product warranties in that they relate to claims and/or other actions that could impair the ability of the Company's direct or indirect customers to use the Company's products or services. Accordingly, the Company records liabilities resulting from the arrangements when they are probable and can be reasonably estimated. Reimbursements under indemnification arrangements have not been material to the Company's consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at December 30, 2012 associated with these indemnification arrangements, other than insignificant amounts, based on the Company's belief that additional

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time.
Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Noncancelable obligations under these agreements at December 30, 2012 for the remainder of fiscal 2013 and for each of the subsequent four years from fiscal 2014 through 2017 were approximately $3.7 billion, $445 million, $127 million, $33 million and $5 million, respectively, and $10 million thereafter. Of these amounts, for the remainder of fiscal 2013 through fiscal 2015, commitments to purchase integrated circuit product inventories comprised $3.3 billion, $346 million and $79 million, respectively.
Leases. The future minimum lease payments for all capital leases and operating leases at December 30, 2012 were as follows (in millions):

	Capital Leases	Operating Leases	Total
Remainder of fiscal 2013	$2	$86	$88
2014	3	157	160
2015	2	100	102
2016	3	48	51
2017	3	37	40
Thereafter	55	81	136
Total minimum lease payments	$68	$509	$577
Deduct: Amounts representing interest	36
Present value of minimum lease payments	32
Deduct: Current portion of capital lease obligations	1
Long-term portion of capital lease obligations	$31
The Company leases certain of its land, facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 28 years and with provisions in certain leases for cost-of-living increases. The Company leases certain property under capital lease agreements primarily related to site leases that have an initial term of five to seven years with renewal options of up to five additional renewal periods. Capital lease obligations are included in other liabilities.

Note 7 — Segment Information
The Company is organized on the basis of products and services. The Company aggregates four of its divisions into the QWI segment and two of its divisions into the QSI segment. Reportable segments are as follows:

•
QCT segment — develops and supplies integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products.

•
QTL segment — grants licenses or otherwise provides rights to use portions of the Company's intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives, and QTL collects license fees as well as royalties based on sales by licensees of products incorporating or using the Company's intellectual property.

•	QWI segment — comprised of:

•
QES division — provides fleet management, satellite- and terrestrial-based two-way wireless information and position reporting and other services, software and hardware to transportation and logistics companies;

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	QIS division — provides content enablement services for the wireless industry and push-to-talk and other software products and services for wireless network operators;

•	QGOV division — provides development and other services and related products involving wireless communications technologies to government agencies and their contractors; and

•	Firethorn division — builds and manages software applications that enable certain mobile commerce services.

•
QSI segment — comprised of the Company's Qualcomm Ventures and Structured Finance & Strategic Investments divisions. QSI makes strategic investments that the Company believes will open new opportunities for its technologies, support the design and introduction of new products or services for voice and data communications or possess unique capabilities or technology. Many of these strategic investments are in early-stage companies. QSI also holds wireless spectrum. QSI's FLO TV division was presented as discontinued operations in fiscal 2012.

The Company evaluates the performance of its segments based on earnings (loss) before income taxes (EBT) from continuing operations. Segment EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Certain income and charges are not allocated to segments in the Company's management reports because they are not considered in evaluating the segments' operating performance. Unallocated income and charges include certain net investment income; share-based compensation; and certain research and development expenses and other selling and marketing expenses that were deemed to be not directly related to the businesses of the segments. Additionally, unallocated charges include recognition of the step-up of inventories to fair value, amortization and impairment of certain intangible assets and certain other acquisition-related charges. The table below presents revenues and EBT for reportable segments (in millions):

	QCT	QTL	QWI	QSI	Reconciling Items	Total
For the three months ended:
December 30, 2012
Revenues	$4,120	$1,757	$146	$—	$(5)	$6,018
EBT	1,068	1,532	(3)	(17)	(253)	2,327
December 25, 2011
Revenues	$3,085	$1,440	$152	$—	$4	$4,681
EBT	739	1,267	1	(34)	(252)	1,721
Reconciling items in the previous table were as follows (in millions):

	Three Months Ended
	December 30, 2012	December 25, 2011
Revenues
Nonreportable segments	$(4)	$5
Intersegment eliminations	(1)	(1)
	$(5)	$4
EBT
Unallocated cost of equipment and services revenues	$(83)	$(70)
Unallocated research and development expenses	(186)	(162)
Unallocated selling, general and administrative expenses	(111)	(115)
Unallocated investment income, net	248	190
Nonreportable segments	(121)	(95)
	$(253)	$(252)

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

QCT revenues included intersegment revenues of $1 million for each of the three months ended December 30, 2012 and December 25, 2011. All other revenues for reportable segments were from external customers for all periods presented.
Reconciling items for the three months ended December 30, 2012 included $63 million and $7 million of unallocated cost of equipment and services revenues and unallocated selling, general and administrative expenses, respectively, related to the amortization and impairment of certain intangible assets, contract termination and the recognition of the step-up of inventories to fair value resulting from acquisitions. Reconciling items for the three months ended December 25, 2011 included $51 million and $9 million of unallocated cost of equipment and services revenues and unallocated selling, general and administrative expenses, respectively, related to the amortization of certain intangible assets resulting from acquisitions. Nonreportable segments' losses before taxes during the three months ended December 30, 2012 and December 25, 2011 were primarily attributable to the Company's QMT division.
Segment assets are comprised of accounts receivable and inventories for all reportable segments other than QSI. QSI segment assets include marketable securities, notes receivable, wireless spectrum, other investments and all assets of consolidated subsidiaries included in QSI. Reconciling items for total consolidated assets included $1.1 billion and $1.2 billion at December 30, 2012 and September 30, 2012, respectively, of property, plant and equipment, goodwill and other assets related to the Company's QMT division. Total segment assets also differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, goodwill, other intangible assets and assets of nonreportable segments. Segment assets and reconciling items were as follows (in millions):

	December 30, 2012	September 30, 2012
QCT	$2,711	$2,278
QTL	74	63
QWI	128	129
QSI	1,475	1,424
Reconciling items	40,453	39,118
Total consolidated assets	$44,841	$43,012

Note 8 — Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:

•	Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets.

•	Level 2 includes financial instruments for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument.

•	Level 3 includes financial instruments for which fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including the Company's own assumptions.
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the Company's fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 30, 2012 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (1)	$1,189	$2,413	$—	$3,602
Marketable securities
U.S. Treasury securities and government-related securities	769	567	—	1,336
Corporate bonds and notes	—	13,049	—	13,049
Mortgage- and asset-backed securities	—	1,335	242	1,577
Auction rate securities	—	—	85	85
Common and preferred stock	1,297	932	—	2,229
Equity funds	987	—	—	987
Debt funds	2,313	2,502	—	4,815
Total marketable securities	5,366	18,385	327	24,078
Derivative instruments	—	38	—	38
Other investments	211	—	—	211
Total assets measured at fair value	$6,766	$20,836	$327	$27,929
Liabilities
Derivative instruments	$—	$5	$—	$5
Other liabilities	211	—	—	211
Total liabilities measured at fair value	$211	$5	$—	$216
(1) Includes cash equivalents of $42 million that were classified as held for sale at December 30, 2012.
Cash Equivalents, Time Deposits and Marketable Securities. The Company considers all highly liquid investments, including repurchase agreements, with original maturities of three months or less to be cash equivalents. Cash equivalents are comprised of money market funds, certificates of deposit, commercial paper, government agencies' securities and repurchase agreements fully collateralized by government agencies' securities.
With the exception of auction rate securities, the Company obtains pricing information from quoted market prices, pricing vendors or quotes from brokers/dealers. The Company conducts reviews of its primary pricing vendors to determine whether the inputs used in the vendor’s pricing processes are deemed to be observable.
The fair value of U.S. Treasury securities and government-related securities, corporate bonds and notes and common and preferred stock is generally determined using standard observable inputs, including reported trades, quoted market prices, matrix pricing, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets and/or benchmark securities.
The fair value of debt and equity funds is reported at published net asset values. The Company assesses the daily frequency and size of transactions at published net asset values and/or the funds' underlying holdings to determine whether fair value is based on observable or unobservable inputs.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

unobservable inputs. These additional inputs are generally unobservable, and therefore, auction rate securities are included in Level 3.
Derivative Instruments. Derivative instruments include foreign currency option and forward contracts to manage foreign exchange risk for certain foreign currency transactions and certain balances denominated in a foreign currency; option, forward and swap contracts to acquire or reduce foreign exchange risk and/or equity, prepayment and credit risks for portfolios of marketable securities classified as trading; and warrants to purchase common stock of other companies at fixed prices. Derivative instruments that are traded on an exchange are valued using quoted market prices and are included in Level 1. Derivative instruments that are not traded on an exchange are valued using conventional calculations/models that are primarily based on observable inputs, such as foreign currency exchange rates, the Company's stock price, volatilities and interest rates, and therefore, such derivative instruments are included in Level 2.
Other Investments and Other Liabilities. Other investments and other liabilities included in Level 1 are comprised of the Company's deferred compensation plan liability and related assets, which consist of mutual funds classified as trading securities and included in other noncurrent assets. Other liabilities included in Level 3 in fiscal 2012 were comprised of put rights held by third parties representing interests in certain of the Company's subsidiaries. These put rights were terminated during the third quarter of fiscal 2012 and were previously valued with a conventional option pricing model using significant unobservable inputs.
Activity between Levels of the Fair Value Hierarchy. There were no significant transfers between Level 1 and Level 2 during the three months ended December 30, 2012 or December 25, 2011. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table includes the activity for marketable securities and other liabilities classified within Level 3 of the valuation hierarchy (in millions):

	Three Months Ended December 30, 2012		Three Months Ended December 25, 2011
	Auction Rate Securities	Other Marketable Securities	Auction Rate Securities	Other Marketable Securities	Other Liabilities
Beginning balance of Level 3	$118	$203	$124	$27	$7
Total realized and unrealized gains or losses:
Included in investment income, net	—	2	—	—	(1)
Included in other comprehensive income	1	2	(1)	—	—
Purchases	—	41	—	35	—
Sales	—	(1)	—	—	—
Settlements	(34)	(19)	(1)	(5)	—
Transfers into Level 3	—	14	—	—	—
Ending balance of Level 3	$85	$242	$122	$57	$6
The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the fiscal month in which the actual event or change in circumstances that caused the transfer occurs. Transfers into Level 3 during the three months ended December 30, 2012 and December 25, 2011 primarily consisted of debt securities with significant inputs that became unobservable as a result of an increased likelihood of a shortfall in contractual cash flows or a significant downgrade in credit ratings.
Nonrecurring Fair Value Measurements. The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three months ended December 30, 2012 and December 25, 2011, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Note 9 — Marketable Securities

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	December 30, 2012	September 30, 2012	December 30, 2012	September 30, 2012
Trading:
U.S. Treasury securities and government-related securities	$181	$196	$124	$254
Corporate bonds and notes	323	283	190	176
Mortgage- and asset-backed securities	—	—	117	120
Total trading	504	479	431	550
Available-for-sale:
U.S. Treasury securities and government-related securities	406	362	625	592
Corporate bonds and notes	4,539	4,554	7,997	7,570
Mortgage- and asset-backed securities	1,169	1,157	291	241
Auction rate securities	—	—	85	118
Common and preferred stock	51	57	2,178	2,030
Equity funds	—	—	987	1,126
Debt funds	2,313	1,958	1,971	1,716
Total available-for-sale	8,478	8,088	14,134	13,393
Fair value option:
Debt fund	—	—	531	520
Total marketable securities	$8,982	$8,567	$15,096	$14,463
The Company holds an investment in a debt fund for which the Company elected the fair value option because the Company is able to redeem its shares at net asset value, which is determined daily. The investment would have otherwise been recorded using the equity method. The debt fund has no single maturity date. At December 30, 2012, the Company had an effective ownership interest in the debt fund of 21%. Increases in fair value of $10 million and $5 million associated with this investment were recognized in net investment income during the three months ended December 30, 2012 and December 25, 2011, respectively.
The Company classifies portfolios of debt securities that utilize derivative instruments to acquire or reduce foreign exchange and/or equity, prepayment and credit risk as trading. Net gains recognized on debt securities classified as trading still held at December 30, 2012 were negligible for the three months ended December 30, 2012. Net losses recognized on debt securities classified as trading still held at December 25, 2011 were $2 million for the three months ended December 25, 2011.
At December 30, 2012, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity
Less Than One Year	One to Five Years	Five to Ten Years	Greater Than Ten Years	No Single Maturity Date	Total
$536	$7,597	$4,072	$1,362	$5,829	$19,396
Debt securities with no single maturity date included debt funds, corporate bonds and notes, mortgage- and asset-backed securities and auction rate securities.
The Company recorded realized gains and losses on sales of available-for-sale securities as follows (in millions):

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains
For the three months ended
December 30, 2012	$84	$(5)	$79
December 25, 2011	36	(2)	34

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Available-for-sale securities were comprised as follows (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 30, 2012
Equity securities	$2,619	$611	$(14)	$3,216
Debt securities (including debt funds)	18,824	594	(22)	19,396
	$21,443	$1,205	$(36)	$22,612
September 30, 2012
Equity securities	$2,599	$628	$(14)	$3,213
Debt securities (including debt funds)	17,714	573	(19)	18,268
	$20,313	$1,201	$(33)	$21,481
The following table shows the gross unrealized losses and fair values of the Company's investments in individual securities that are classified as available-for-sale and have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

	December 30, 2012
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds and notes	$1,501	$(11)	$165	$(6)
Mortgage- and asset-backed securities	177	(1)	5	—
Auction rate securities	—	—	85	(1)
Common and preferred stock	165	(9)	10	(1)
Equity funds	57	(2)	37	(2)
Debt funds	1,382	(3)	4	—
	$3,282	$(26)	$306	$(10)

	September 30, 2012
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds and notes	$723	$(8)	$256	$(9)
Mortgage- and asset-backed securities	143	(1)	7	—
Auction rate securities	—	—	115	(1)
Common and preferred stock	105	(5)	9	—
Equity funds	64	(4)	36	(5)
	$1,035	$(18)	$423	$(15)
At December 30, 2012, the Company concluded that the unrealized losses on its available-for-sale securities were temporary. Further, for common and preferred stock and for equity and debt funds with unrealized losses, the Company has the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable period of time. For debt securities with unrealized losses, the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, such securities before recovery or maturity.
The following table shows the activity for the credit loss portion of other-than-temporary impairments on debt securities held by the Company (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	December 30, 2012	December 25, 2011
Beginning balance of credit losses	$31	$46
Additional credit losses recognized on securities previously impaired	—	1
Reductions in credit losses related to securities sold	(12)	(1)
Ending balance of credit losses	$19	$46

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 2012 contained in our 2012 Annual Report on Form 10-K.
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
Overview
Recent Developments
Revenues for the first quarter of fiscal 2013 were $6.0 billion, with net income of $1.9 billion, which were impacted by the following key items:

•
We shipped approximately 182 million Mobile Station Modem (MSM) integrated circuits for CDMA- and OFDMA-based wireless devices, an increase of 17%, compared to 156 million MSM integrated circuits in the year ago quarter. (1)

•	Total reported device sales were approximately $53.3 billion, an increase of approximately 29% compared to approximately $41.4 billion in the year ago quarter. (2)
Against this backdrop, the following recent developments occurred during the first quarter of fiscal 2013 with respect to key elements of our business or our industry:

•	Worldwide wireless connections grew by approximately 1% to reach approximately 6.5 billion. (3)

•
Worldwide 3G connections (all CDMA-based) grew by approximately 4% to approximately 1.9 billion, which was approximately 29% of total wireless subscriptions, including approximately 523 million CDMA2000 1X/1xEV-DO subscriptions and approximately 1.4 billion WCDMA/HSPA/TD-SCDMA subscriptions. (3)

(1)
Some customers built devices that incorporated two MSM integrated circuits. In such cases, which represent approximately 1% of our gross volume, we count only one MSM integrated circuit in reporting the MSM integrated circuit shipments.

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

(3)
According to Wireless Intelligence estimates as of January 28, 2013, for the quarter ended December 30, 2012. Wireless Intelligence estimates for CDMA2000 1X/1xEV-DO subscribers do not include Wireless Local Loop.

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
We conduct business primarily through four reportable segments: QCT, QTL, QWI and QSI. Our reportable segments are operated by QUALCOMM Incorporated and its direct and indirect subsidiaries. At the beginning of fiscal 2013, we completed a corporate reorganization in which certain assets of QUALCOMM Incorporated, as well as the stock of certain of its direct and indirect subsidiaries, were contributed to its wholly-owned subsidiary Qualcomm Technologies, Inc. (QTI). QTL continues to be operated by QUALCOMM Incorporated, which continues to own the vast majority of our patent portfolio. Substantially all of our products and services businesses, including QCT, and substantially all of our engineering, research and development functions, are operated by QTI and its subsidiaries.  Neither QTI nor any of its subsidiaries has any right, power or authority to grant any licenses or other rights under or to any patents owned by QUALCOMM Incorporated.
QCT is a leading developer and supplier of integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products. QCT's integrated circuit products and system software are sold to or licensed to manufacturers that use our products in wireless devices, particularly mobile phones, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, data cards and infrastructure equipment, and in wired devices, particularly broadband gateway equipment, desktop computers, televisions and Blu-ray players. The MSM integrated circuits, which include the Mobile Data Modem, Qualcomm Single Chip and Qualcomm Snapdragon processor-based devices, perform the core baseband modem functionality in wireless devices providing voice and data communications, as well as multimedia applications and global positioning functions. In addition, our Snapdragon processors provide advanced application and graphics processing capabilities. QCT's system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. QCT revenues comprised 68% and 66% of total consolidated revenues in the first quarter of fiscal 2013 and 2012, respectively.
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
QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives. QTL licensing revenues are comprised of license fees as well as royalties based on sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Royalties are generally based upon a percentage of the wholesale (i.e., licensee's) selling price of licensed products, net of certain permissible deductions (e.g., certain shipping costs, packing costs, VAT, etc.). QTL revenues comprised 29% and 31% of total consolidated revenues in the first quarter of fiscal 2013 and 2012, respectively. The vast majority of such revenues were generated through our licensees' sales of CDMA2000 and WCDMA subscriber equipment products.
QWI, which includes our QES, QIS, QGOV and Firethorn divisions, generates revenues primarily through sales of products, services (including software development) and software aimed at the support and delivery of wireless applications. QES sells integrated wireless systems and services to transportation and logistics companies to manage their assets and workforce. QIS provides content enablement services for the wireless industry, including its Brew, Plaza and other products and services. QIS also provides QChat push-to-talk and other software products and services for wireless operators. QGOV provides development and other services and related products involving wireless communications technologies to government agencies and their contractors. Firethorn builds and manages software applications that enable mobile commerce services. QWI revenues comprised 2% and 3% of total consolidated revenues in the first quarter of fiscal 2013 and 2012, respectively.
QSI makes strategic investments that we believe will open new opportunities for our technologies, support the design and introduction of new products and services for voice and data communications or possess unique capabilities or technology. Many of these strategic investments are in early-stage companies. QSI also holds wireless spectrum, including the broadband wireless access (BWA) spectrum held by our subsidiaries (BWA subsidiaries) that were established to operate a wireless network in India. As part of our strategic investment activities, we intend to pursue various exit strategies from each of our QSI investments at some point in the future. The assets and liabilities of the BWA subsidiaries are presented as held for sale at December 30, 2012 as a result of our agreement with Bharti Airtel Limited (Bharti), which provides that Bharti's ownership interest in the BWA subsidiaries will increase over time to 100% if certain conditions are met.
Nonreportable segments are comprised of display and other product and services initiatives, including our QMT division. QMT continues to develop an interferometric modulator (IMOD) display technology based on micro-electro-mechanical-system (MEMS) structure combined with thin film optics.
Looking Forward
The deployment of 3G networks enables increased voice capacity and higher data rates than prior generation networks, thereby supporting more minutes of use and a wide range of mobile broadband data applications for handsets, 3G connected computing devices and other consumer electronics. According to the Global mobile Suppliers Association (GSA), as of January 2013, to complement their existing 3G networks, more than 140 wireless operators have deployed and more than 325 wireless operators are planning to deploy OFDMA-based technology, often called 4G, in new wireless spectrum to gain additional capacity for data services. As a result, we expect continued growth in the coming years in consumer demand for 3G and 3G/4G multimode products and services around the world. In addition, we expect an increasing number of devices, such as computers, consumer electronics and networking equipment, to require multiple communications technologies to support a variety of connected applications.
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

•
We expect industry demand for 28 nanometer integrated circuits to continue to be strong. We have worked closely with our suppliers to increase our supply of 28 nanometer integrated circuits and do not anticipate any significant supply shortages, relative to expected customer demand.

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
Further discussion of risks related to our business is presented in the Risk Factors included in this Quarterly Report.
Our Operating Results for the First Quarter of Fiscal 2013 Compared to the First Quarter of Fiscal 2012

Revenues (in millions)	Three Months Ended
	December 30, 2012	December 25, 2011	Change
Equipment and services	$4,199	$3,167	$1,032
Licensing	1,819	1,514	305
	$6,018	$4,681	$1,337
The increase in equipment and services revenues was primarily due to an increase in QCT revenues of $1.04 billion. The increase in licensing revenues was primarily due to an increase in QTL revenues of $317 million.

Operating Expenses (in millions)	Three Months Ended
	December 30, 2012	December 25, 2011	Change
Cost of equipment and services (E&S) revenues	$2,237	$1,754	$483
Cost as % of E&S revenues	53%	55%
The increase in margin percentage in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 was primarily attributable to an increase in QCT gross margin percentage. Our margin percentage may fluctuate in future periods depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

	Three Months Ended
	December 30, 2012	December 25, 2011	Change
Research and development	$1,106	$873	$233
% of revenues	18%	19%
Selling, general, and administrative	587	503	84
% of revenues	10%	11%
The dollar increase in research and development expenses was primarily attributable to an increase of $195 million in costs related to the development of CDMA-based 3G, OFDMA-based 4G LTE and other technologies for integrated circuit and related software products and to expand our intellectual property portfolio and a $31 million increase in share-based compensation. Remaining dollar increases were related to development of our display technologies, other new product initiatives and our services businesses.
The dollar increase in selling, general and administrative expenses was primarily attributable to a $29 million increase in employee-related expenses and a $24 million increase in costs related to litigation and other legal matters.

Net Investment Income (in millions)	Three Months Ended
	December 30, 2012	December 25, 2011	Change
Interest and dividend income:
Corporate and other segments	$164	126	$38
QSI	1	4	(3)
Interest expense	(8)	(27)	19
Net realized gains on investments:
Corporate and other segments	91	37	54
QSI	5	7	(2)
Net impairment losses on investments:
Corporate and other segments	(4)	(14)	10
QSI	(6)	(6)	—
(Losses) gains on derivative instruments	(1)	45	(46)
Equity in losses of investees	(3)	(2)	(1)
	$239	$170	$69
The increase in interest and dividend income on cash and marketable securities held by corporate and other segments was a result of higher average cash and marketable securities balances and adjustments in cash and marketable securities allocations. The decrease in interest expense was the result of capitalizing a portion of interest starting in the third quarter of fiscal 2012 related to the BWA network in India. The increase in net realized gains on investments was primarily due to adjustments in marketable securities allocations in fiscal 2013. Gains on derivative instruments in the first quarter of fiscal 2012 primarily resulted from changes in the fair value of put options sold in connection with our stock repurchase program which expired in fiscal 2012.

Income Tax Expense (in millions)	Three Months Ended
	December 30, 2012	December 25, 2011	Change
Income tax expense	$424	$321	$103
Effective tax rate	18%	19%	(1)%
The following table summarizes the primary factors that caused our effective tax rates for the first quarter of fiscal 2013 and 2012 to be less than the United States federal statutory rate:

	Three Months Ended
	December 30, 2012	December 25, 2011
Expected income tax provision at federal statutory tax rate	35%	35%
Benefits from foreign income taxed at other than U.S. rates	(17%)	(15%)
Benefits related to the research and development tax credit	—%	(1%)
Effective tax rate	18%	19%
The effective tax rate for the first quarter of fiscal 2013 is lower than the effective tax rate for the first quarter of fiscal 2012 as a result of increased tax benefits from higher foreign earnings taxed at rates that are less than the United States federal tax rate, partially offset by a lower federal research and development tax credit. The annual effective tax rate for fiscal 2012 reflected the United States federal research and development credit generated through December 31, 2011, the date on which the credit expired.
The American Taxpayer Relief Act of 2012, which reinstated the United States federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013, was not enacted into law until the second quarter of fiscal 2013. Therefore, the expected tax benefit resulting from such reinstatement for fiscal 2013 will not be reflected in our estimated annual effective tax rate for fiscal 2013 until the second fiscal quarter. Additionally, the tax benefit resulting from such reinstatement for fiscal 2012 is expected to be recorded as a discrete tax benefit in the second quarter of fiscal 2013. After consideration of both of these items, we estimate our annual effective income tax rate for fiscal 2013 will be approximately 16%.
Our Segment Results for the First Quarter of Fiscal 2013 Compared to the First Quarter of Fiscal 2012
The following should be read in conjunction with the first quarter financial results of fiscal 2013 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements, Note 7 - Segment Information.”

	QCT	QTL	QWI	QSI	Reconciling Items	Total
Three Months Ended December 30, 2012
Revenues	$4,120	$1,757	$146	$—	$(5)	$6,018
EBT (1)	1,068	1,532	(3)	(17)	(253)	2,327
EBT as a % of revenues	26%	87%	(2%)
Three Months Ended December 25, 2011
Revenues	$3,085	$1,440	$152	$—	$4	$4,681
EBT (1)	739	1,267	1	(34)	(252)	1,721
EBT as a % of revenues	24%	88%	1%

(1)	Earnings (loss) before taxes.
QCT Segment. The $1.04 billion increase in QCT revenues was primarily due to an increase in equipment and services revenues. Equipment and services revenues, mostly related to sales of MSM and accompanying RF and PM integrated circuits, were $4.07 billion and $3.03 billion in the first quarter of fiscal 2013 and 2012, respectively. The increase in equipment and services revenues resulted primarily from an increase of $637 million related to the net effects of changes in product mix and lower selling prices of such products and an increase of $396 million related to higher unit shipments. Approximately 182 million and 156 million MSM integrated circuits were sold during the first quarter of fiscal 2013 and 2012, respectively.
The increase in QCT EBT as a percentage of revenues was due to both an increase in gross margin percentage and the 34% increase in QCT revenues relative to a combined 28% increase in research and development expenses and selling, general and administrative expenses. QCT gross margin percentage increased as a result of the net effects of a decrease in average unit costs and favorable product mix, partially offset by normal price declines and higher product support costs.
QCT inventories increased by 26% to $1.23 billion in the first quarter of fiscal 2013 from $973 million at September 30, 2012 primarily due to increases in work-in-process and finished goods related to the timing of inventory receipts and builds and the abatement of 28 nanometer supply constraints at the end of the first quarter of fiscal 2013.
QTL Segment. The $317 million increase in QTL revenues was primarily due to an increase in sales of CDMA-based devices by licensees. The decrease in QTL EBT as a percentage of revenues was attributable to the 22% increase in revenues relative to a 31% increase in operating expenses primarily due to an increased allocation of patent expenses in connection with the corporate reorganization and increased research and development expense from new projects.
QWI Segment. The $6 million decrease in QWI revenues was primarily due to a decrease in QES revenues.
QSI Segment. The $17 million decrease in QSI loss before taxes was primarily due to a $20 million decrease in interest expense as a result of capitalizing interest starting in the third quarter of fiscal 2012 related to the BWA network in India.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $28.4 billion at December 30, 2012, an increase of $1.5 billion from September 30, 2012. This increase included $340 million in proceeds from the issuance of common stock under our equity compensation plans. Our cash, cash equivalents and marketable securities at December 30, 2012 consisted of $10.1 billion held domestically and $18.3 billion held by foreign subsidiaries. Of the amount of cash, cash equivalents and marketable securities held by our foreign subsidiaries at December 30, 2012, $17.8 billion is held in jurisdictions where our undistributed earnings are indefinitely reinvested and would be subject to material tax effects if repatriated. Total cash provided by operating activities increased to $2.0 billion during the first quarter of fiscal 2013, compared to $1.8 billion during the first quarter of fiscal 2012.
During the first quarter of fiscal 2013, we repurchased and retired 4,295,000 shares of our common stock for $250 million, before commissions. At December 30, 2012, approximately $2.5 billion remained available for repurchase under our stock repurchase program. The stock repurchase program has no expiration date. We continue to evaluate repurchases as a means of returning capital to stockholders, subject to our periodic determinations that repurchases are in the best interest of our stockholders.
We paid cash dividends totaling $428 million, or $0.25 per share, on December 21, 2012. On January 15, 2013, we announced a cash dividend per share of $0.25 per share on our common stock, payable on March 27, 2013 to stockholders of record as of March 8, 2013. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders.
Accounts receivable increased 13% during the first quarter of fiscal 2013. Days sales outstanding, on a consolidated basis, were 25 days at December 30, 2012, compared to 29 days at September 30, 2012. The increase in accounts receivable and the decrease in the days sales outstanding was primarily due to the effects of timing of shipments and customer payments for receivables related to integrated circuits.
We believe our current cash and cash equivalents, marketable securities and our expected cash flow generated from operations will provide us with flexibility and satisfy our working and other capital requirements over the next fiscal year and beyond based on our current business plans.

•
Our research and development expenditures were $1.1 billion during the first quarter of fiscal 2013 and $3.9 billion in fiscal 2012, and we expect to continue to invest heavily in research and development for new technologies, applications and services for voice and data communications, primarily in the wireless industry.

•
Cash outflows for capital expenditures were $205 million during the first quarter of fiscal 2013 and $1.3 billion in fiscal 2012, respectively, including approximately $480 million in fiscal 2012 related to the construction of a new manufacturing facility in Taiwan for our QMT division. We expect to continue to incur capital expenditures in the future to support our business, including research and development activities. Future capital expenditures may be impacted by transactions that are currently not forecasted.

•
Our purchase obligations for the remainder of fiscal 2013 and for fiscal 2014, some of which relate to research and development activities and capital expenditures, totaled $3.7 billion and $445 million, respectively, at December 30, 2012.

•
We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly, to open new opportunities for our technologies, obtain development resources, grow our patent portfolio or pursue new business.

•
At December 30, 2012, we have loan and debenture liabilities in the aggregate of $1.0 billion, which were classified as held for sale, related to the BWA spectrum won in India that are denominated in Indian rupees. At December 30, 2012, loans in the aggregate of $451 million are due and payable in full on May 31, 2014, one loan in the amount of $75 million is due and payable on December 1, 2014, and $513 million in debentures, including accrued interest, are due and payable in full on June 25, 2017. Each holder has the right to demand redemption of its portion of the debentures outstanding on June 25, 2013 subject to sufficient prior written notice. The loans bear interest at rates that are reset quarterly (ranging from 10.00% to 10.25% at December 30, 2012); interest payments are due monthly. The debentures bear interest at an agreed-upon annual rate, which is compounded annually and reset semi-annually beginning on June 25, 2013 (10.25% at December 30, 2012) with interest due upon redemption.

Contractual Obligations/Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. Our consolidated balance sheet at December 30, 2012 included an aggregate of $451 million and $75 million in loans and $513 million in debentures that are payable in full in Indian rupees on May 31, 2014, December 1, 2014 and June 25, 2017, respectively. The debentures can be redeemed by us without penalty on certain dates. Additionally, each holder has the right to demand redemption of its portion of the debentures outstanding on June 25, 2013 subject to sufficient prior written notice. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Additional information regarding our financial commitments at December 30, 2012 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 4 — Income Taxes” and “Note 6 — Commitments and Contingencies.”
Risk Factors
You should consider each of the following factors as well as the other information in this Quarterly Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, including our financial statements and the related notes.
Risks Related to Our Businesses
Our revenues are dependent on the commercial deployment of CDMA, OFDMA and other communications technologies and our customers' and licensees' sales of communications equipment, products and services based on these technologies.
We develop, patent and commercialize technology and products based on CDMA, OFDMA and other communications technologies. Our revenues are dependent upon the commercial deployment of these technologies and our customers' and licensees' sales of wireless communications equipment, products and services based on these technologies. Our business may be harmed, and our substantial investments in these technologies may not provide us an adequate return, if:

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

•
be a preferred partner (and sustain preferred relationships) providing products that support Android, Windows Phone/RT and other operating system platforms to the partners that effectively commercialize new devices using these platforms;

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
Certain of our software and our suppliers' software may contain or may be derived from “open source” software, and we have seen, and believe we will continue to see, an increase in customers requesting that we develop products, including software associated with our integrated circuit products, that incorporate open source software elements and operate in an open source environment, which, under certain open source licenses, may offer accessibility to a portion of a product's source code and may expose related intellectual property to adverse licensing conditions. Licensing of such software may impose certain obligations on us if we were to distribute derivative works of the open source software. For example, these obligations may require us to make source code for the derivative works available to our customers in a manner that allows them to make such source code available to their customers, or license such derivative works under a particular type of license that is different than what we customarily use to license our software. Developing open source products, while adequately protecting the intellectual property rights upon which our licensing business depends, may prove burdensome and time-consuming under certain circumstances, thereby placing us at a competitive disadvantage for new product designs. Also, our use and our customers' use of open source software may subject our products and our customers' products to governmental scrutiny and delays in product certification, which could cause customers to view our products as less desirable than our competitors' products. While we believe we have taken appropriate steps and employed adequate controls to protect our intellectual property rights, our use of open source software presents risks that could have an adverse effect on these rights and on our business.

Competition may reduce average selling prices for our chipset products and the products of our customers and licensees. Total royalties payable to us will generally decrease as a result of reductions in the average selling prices of our licensees' products, unless offset by an increase in volumes. We anticipate that additional competitors will introduce products as a result of growth opportunities in wireless communications, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in selected segments of the industry.
We derive a significant portion of our consolidated revenues from a small number of customers and licensees. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuate, our operating results could be negatively affected.
Our QCT segment derives a significant portion of revenues from a small number of customers, and we may be unable to further diversify our customer base. In addition, our industry is experiencing and may continue to experience an increasing concentration of device share among a few companies, and this trend may result in an increasing portion of our revenues being derived from a small number of customers. Further, there has been and continues to be litigation among certain of our customers and other industry participants, and the potential outcomes of such litigation, including but not limited to injunctions against devices that incorporate our products, could impact our business. The loss of any one of our significant customers, a reduction in the purchases of our products by such customers, or the delay, even if only temporary, or cancellation of significant purchases from any of these customers would reduce our revenues in the period of the delay or cancellation and harm our ability to achieve or sustain expected operating results. Further, concentration of device share among a few companies, and the corresponding purchasing power of these companies, may result in lower prices for our products which, if not accompanied by a sufficient increase in volume, could have an adverse effect on our revenues. In addition, the timing and size of purchases by our significant customers may be impacted by the timing of such customers' new or next generation product introductions, over which we have little or no control, and the timing of such introductions may cause our operating results to fluctuate. Accordingly, unless and until our QCT segment diversifies and expands its customer base, our future success will largely depend upon and be impacted by future purchases and the timing and size of any such future purchases by these customers.
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
Although we have more than 225 licensees, our QTL segment derives a significant portion of licensing revenues from a limited number of licensees. Our future success depends upon the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain customer acceptance. We have little or no control over the sales efforts of our licensees, and our licensees might not be successful. Reductions in the average selling price of wireless devices sold by our major licensees, without a sufficient increase in the volumes of such devices sold, could have an adverse effect on our revenues.
Our licensing revenues can be impacted by the deployment of other technologies in place of technologies based on CDMA, OFDMA and their derivatives, by the need to extend certain existing license agreements that are expiring and/or to cover additional later patents or by the success of our licensing programs for 4G single mode products and in emerging, machine-to-machine (M2M) services markets.
Although we own a very strong portfolio of issued and pending patents related to GSM, GPRS, EDGE, OFDM, OFDMA, WLAN, Multiple Input, Multiple Output (MIMO) and other technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing income as our CDMA licensing program. Many wireless operators are investigating or have selected LTE (or to a lesser extent WiMAX) as their next-generation 4G technologies for deployment in existing or future wireless spectrum bands as complementary to their existing CDMA-based networks. While multimode 3G/4G products are generally covered by existing 3G licensing agreements, products that implement 4G and do not implement 3G are generally not covered by existing 3G licensing agreements. Although we believe that our patented technology is essential and useful to implementation of the LTE and WiMAX industry standards and have granted royalty-bearing licenses to more than 40 companies (including LG, Nokia, Samsung and ZTE) to make and sell products implementing 4G standards but not implementing 3G standards, the royalty rates for single mode 4G products are generally lower than our royalty rates for 3G and 3G/4G multimode products, and therefore, we might not achieve the same licensing revenues on such LTE or WiMAX products as on 3G-based or multimode 3G/4G-based products. In addition, new connectivity services are emerging that rely on devices that may or may not be used on traditional cellular networks, such as devices used in gaming and the connected home. Standards, even de facto standards, that develop as these technologies mature may impact our ability to obtain royalties that are equivalent to those that we receive for 3G products used in cellular communications. Although we believe that our patented technology is essential and useful to the commercialization of such services, the royalties we receive may be lower than those we receive from our current licensing program.
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
Some companies or entities have proposed significant changes to existing intellectual property policies for implementation by SDOs and other industry organizations, some of which would require a maximum aggregate intellectual property royalty rate for the use of all essential patents owned by all of the member companies to be applied to the selling price of any product implementing the relevant standard. They have further proposed that such maximum aggregate royalty rate be apportioned to each member company with essential patents based upon the number of essential patents held by such company. Others have proposed that injunctions not be an available remedy for infringement of essential patents and/or have made proposals that could severely limit damage awards and other remedies by courts for patent infringement (e.g., by severely limiting the base upon which the royalty percentage may be applied). A number of these strategies are purportedly based on interpretations of the policies of certain SDOs concerning the licensing of patents that are or may be essential to industry standards and our and/or other companies' alleged failure to abide by these policies. There is a risk that relevant courts or governmental agencies will interpret some or all of those proposals in a manner adverse to our interests or that some SDOs may adopt such proposals as so-called clarifications or amendments to their intellectual property policies. If such proposals and strategies continue and are successful in the future, our business model would be harmed, either by artificially limiting our return on investment with respect to new technologies, limiting our ability to seek injunctions against infringers of our standards' essential patents, or forcing us to work outside of the SDOs or such other industry groups to promote our new technologies, and our results of operations could be negatively impacted. As well, the legal and other costs associated with defending our position have been and continue to be significant. We assume that such challenges, regardless of their merits, will continue into the foreseeable future and may require the investment of substantial management time and financial resources to explain and defend our position.
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
We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes, including our patent portfolio. Policing unauthorized use of our products, technologies and proprietary information is difficult and time consuming. We cannot be certain that the steps we have taken, or may take in the future, will prevent the misappropriation or unauthorized use of our proprietary information and technologies, particularly in foreign countries where the laws may not protect our proprietary intellectual property rights as fully or as readily as United States laws or where the enforcement of such laws may be lacking or ineffective. Some industry participants who have a vested interest in devaluing patents generally, or standards essential patents in particular, have mounted attacks on certain patent systems, increasing the likelihood of changes to established patent laws. In the United States, patents laws governing, among other things, the granting of patents and the enforcement of patents will change in March 2013 as a result of the Leahy-Smith America Invents Act. Many observers anticipate that the European Union will adopt a unitary patent system that may broadly impact that region's patent regime in the near future. We cannot predict with certainty the long-term effects of these changes or proposed changes. In addition, we cannot be certain that the laws and policies of any country or the practices of any standards bodies, foreign or domestic, with respect to intellectual property enforcement or licensing or the adoption of standards, will not be changed in the future in a way detrimental to our licensing program or to the sale or use of our products or technology. We may have difficulty in protecting or enforcing our intellectual property rights and/or contracts in a particular foreign jurisdiction due to, among others: challenges to our licensing practices under such jurisdictions' competition laws; adoption of mandatory licensing provisions by foreign jurisdictions (either with controlled/regulated royalties or royalty free); failure of foreign courts to recognize and enforce judgments of contract breach and damages issued by courts in the United States; and challenges pending before foreign competition agencies to the pricing and integration of additional features and functionality into our chipset products.
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
From time to time, companies have asserted, and may again assert, patent, copyright and other intellectual property rights against our products or products using our technologies or other technologies used in our industry. These claims have resulted and may again result in our involvement in litigation. We may not prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products were found to infringe on another company's intellectual property rights, we could be subject to an injunction or required to redesign our products, which could be costly, or to license such rights and/or pay damages or other compensation to such other company. If we were unable to redesign our products, license such intellectual property rights used in our products or otherwise distribute our products through a licensed supplier, we could be prohibited from making and selling such products. In any potential dispute involving other companies' patents or other intellectual property, our chipset foundries, semiconductor assembly and test providers and customers could also become the targets of litigation. We are contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent infringement by products or services sold or provided by us. Reimbursements under indemnification arrangements could have an adverse effect on our results of operations. Furthermore, any such litigation could severely disrupt the supply of our products and the businesses of our chipset customers and their customers, which in turn could hurt our relationships with them and could result in a decline in our chipset sales and/or reductions in our licensees' sales, causing a corresponding decline in our chipset and/or licensing revenues. Any claims, regardless of their merit, could be time consuming to address, result in costly litigation, divert the efforts of our technical and management personnel or cause product release or shipment delays, any of which could have an adverse effect upon our operating results.
We expect that we may continue to be involved in litigation and may have to appear in front of administrative bodies (such as the U.S. International Trade Commission) to defend against patent assertions against our products by companies, some of whom are attempting to gain competitive advantage or leverage in licensing negotiations. We may not be successful in such proceedings, and if we are not, the range of possible outcomes includes everything from royalty payment to an injunction on the sale of certain of our integrated circuit products (and on the sale of our customers’ devices using such products). Any imposition of royalty payments might make purchases of our products less economical for our customers. A negative outcome in any such proceeding could severely disrupt the business of our chipset customers and their wireless operator customers, which in turn could harm our relationships with them and could result in a decline in our share of worldwide chipset sales and/or a reduction in our licensees' sales to wireless operators, causing corresponding declines in our chipset and/or licensing revenues.
A number of other companies have claimed to own patents essential to various CDMA standards, GSM standards and OFDMA standards or implementations of systems based on such standards. If we or other product manufacturers are required to obtain additional licenses and/or pay royalties to one or more of such other patent holders, this could have an adverse effect on the commercial implementation of our products and technologies, average sales prices of and demand for our licensees' products and our results of operations.
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
Although we have long-term contracts with our suppliers, many of these contracts do not provide for long-term capacity commitments. To the extent that we do not have firm commitments from our suppliers over a specific time period, or for any specific quantity, our suppliers may allocate, and in the past have allocated, capacity to the production and testing of products for their other customers while reducing or limiting capacity to manufacture or test our products. Accordingly, capacity for our products may not be available when we need it or at reasonable prices. To the extent we do obtain long-term capacity commitments, we may incur additional costs related to those commitments. As an example, we experienced capacity limitations from our suppliers related to 28 nanometer integrated circuits, resulting in supply constraints and our inability to meet certain customer demand during fiscal 2012 and the first quarter of fiscal 2013.
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

Global economic conditions that impact the communications industry could negatively affect the demand for our products and our customers' products, which may negatively affect our revenues.
A decline in global economic conditions, particularly in geographic regions with high customer concentrations, could have adverse, wide-ranging effects on demand for our products and for the products of our customers, particularly equipment manufacturers or others in the wireless communications industry who buy their products, such as wireless operators. Any prolonged economic crisis may result in a downturn in demand for our products or technology; the insolvency of key suppliers; delays in reporting and/or payments from our licensees and/or customers; failures by counterparties; and negative effects on wireless device inventories. In addition, our direct and indirect customers' ability to purchase or pay for our products and services, obtain financing and upgrade wireless networks could be adversely affected by economic conditions, leading to a reduction, cancellation or delay of orders for our products.
Our stock price and earnings are subject to substantial quarterly and annual fluctuations and to market downturns.
Both the market price of our common stock and our earnings have fluctuated in the past and are likely to fluctuate in the future as well. Factors that may have a significant impact on the market price of our stock and/or earnings include, among others:

•	volatility of the stock market in general and technology-based companies in particular that is often unrelated to the operating performance of any specific public company;

•	announcements concerning us or our competitors, including the selection of wireless communications technology by wireless operators and the timing of the roll-out of those systems;

•	international developments, such as technology mandates, political developments or changes in economic policies;

•	changes in recommendations of securities analysts;

•	earnings (or forecasts) that fail to meet financial guidance that we provided to investors or the expectations of investment analysts or investors;

•	proprietary rights, product or patent litigation taken or threatened against us or against our customers or licensees;

•	strategic transactions, such as spin-offs, acquisitions and divestitures;

•	unexpected and/or significant changes in the average selling price of our licensees' products and our products;

•	unresolved disputes with licensees that result in non-payment and/or non-recognition of royalty revenues that may be owed to us;

•	declines in the value or performance of our significant marketable securities portfolio, which is subject to financial market volatility and liquidity, interest rate, credit and other risks; or

•	inquiries, rumors or allegations regarding our financial disclosures, practices or compliance programs.
In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Due to changes in our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial uninsured costs and divert management's attention and resources.
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
Achieving the anticipated benefits of business acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, including, among others: retaining key employees; successfully integrating new employees, business systems and technology; retaining customers and suppliers of the acquired business; minimizing the diversion of management's attention from ongoing business matters; coordinating geographically separate organizations; consolidating research and development operations; and consolidating corporate and administrative infrastructures. We may not derive any commercial value from acquired technology, products and intellectual property or from future technologies and products based on the acquired technology and/or intellectual property, and we may be subject to liabilities that are not covered by indemnification protection we may obtain or become subject to litigation. Additionally, we may not be successful in expanding into geographic regions and/or categories of products served by or adjacent to an acquired business and in addressing potential new opportunities that may arise out of the combination. Due to our inexperience with products of and/or geographic regions served by acquired businesses, we may overestimate the benefits, including product and other synergies and growth opportunities that we expect to realize, and we may not achieve them. If we do not achieve the anticipated benefits of business acquisitions, our results of operations may be adversely affected, and we may not enhance stockholder value by engaging in these transactions.
Our QMT division's business does not currently generate operating income and may not succeed or its operating results may not meet our expectations.
While we continue to believe our QMT division's next generation IMOD display technology will offer compelling advantages to users of displays, other technologies may continue to improve in ways that reduce the advantages we anticipate. Sales of flat panel displays are currently dominated, and we believe will likely continue to be dominated for some time, by displays based on liquid crystal display (LCD) technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of, LCDs. Additionally, numerous companies have started investing in another flat panel display technology called organic light-emitting diode (OLED), which provides comparable performance to high end LCDs. In each case, advances in LCD or other flat panel display technologies, such as OLED, could result in technologies that are more cost effective, have fewer display limitations or can be brought to market faster than our IMOD technology. These advances in competing technologies might cause device manufacturers to avoid entering into or continuing licensing and/or commercial relationships with us.
During fiscal 2012, we updated the business plan and related internal forecasts for our QMT division to reflect a focus on licensing our next generation IMOD display technology while directly commercializing only certain IMOD products. We may not evolve our QMT division into a successful licensing business or IMOD product supplier if we are unable to develop our IMOD display technology to meet market demands or to cost-effectively manufacture and commercialize our IMOD products, among other factors. In addition, we have limited experience commercializing IMOD products, and we may be unsuccessful in selling such products. Our QMT division had $1.1 billion in assets (including $136 million in goodwill) at December 30, 2012. If we do not expect to achieve or do not achieve the cash flows anticipated in QMT's business plan, our assets may become impaired, negatively impacting our operating results, and we may not meet future earnings projections related to this business.
Currency fluctuations could negatively affect future product sales or royalty revenues, harm our ability to collect receivables or increase the U.S. dollar cost of the activities of our foreign subsidiaries and international strategic investments.
Our international customers sell their products throughout the world in various currencies. Consolidated revenues from international customers as a percentage of total revenues were greater than 90% during the first quarter of fiscal 2013 and in each of the last three fiscal years. Adverse movements in currency exchange rates may negatively affect our business and our operating results due to a number of factors, including, among others:

•	Our products and those of our customers and licensees that are sold outside the United States may become less price-competitive;

•	Certain of our revenues, such as royalties, that are derived from licensee or customer sales that are denominated in foreign currencies could decrease;

•
Foreign exchange hedging transactions that we engage in to reduce the impact of currency fluctuations may require the payment of structuring fees, limit the U.S. dollar value of royalties from licensees' sales that are denominated in foreign currencies, cause earnings volatility if the hedges do not qualify for hedge accounting and expose us to counterparty risk if the counterparty fails to perform;

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
The use of devices containing our products to access untrusted content creates a risk of exposing the system software in those devices to viral or malicious attacks. While we continue to expand our focus on this issue and are taking measures to safeguard our products from cybersecurity threats, device capabilities continue to evolve in a 3G/4G environment, enabling more data and processes, such as mobile computing, and increasing the risk of security failures. Further, our products are inherently complex and may contain defects or errors that are detected only when the products are in use. For example, as our chipset product complexities increase, we are required to migrate to integrated circuit technologies with smaller geometric feature sizes. The design process interface issues are more complex as we enter into these new domains of technology, which adds risk to manufacturing yields and reliability. Manufacturing, testing, marketing and use of our products and those of our customers and licensees entail the risk of product liability. Because our products and services are responsible for critical functions in our customers' products and/or networks, security failures, defects or errors in our components, materials or software or in our customers' products could have an adverse impact on us, on our customers and on the end users of their products. Such adverse impact could include product liability claims or recalls, a decrease in demand for connected devices and wireless services, damage to our reputation and to our customer relationships and other financial liability or harm to our business.
Our business and operations could suffer in the event of security breaches.
Attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. While we have identified several incidents of unauthorized access, none have caused material damage to our business. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any security breach results in inappropriate disclosure of our customers' or licensees' confidential information, we may incur liability. We expect to devote additional resources to the security of our information technology systems.
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
During the third quarter of fiscal 2012, we established our QCT segment's non-United States headquarters in Singapore. We obtained tax incentives in Singapore, including a tax exemption for the first five years provided that we meet specified employment and incentive criteria in Singapore. Our Singapore tax rate is expected to increase in fiscal 2017 and again in fiscal 2027 as a result of expiration of these incentives. If we do not meet the criteria required to benefit from such incentives, our results of operations may be adversely affected.
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
One of our subsidiaries in India holds broadband wireless access (BWA) spectrum that will be used to operate a wireless network. Bharti Airtel Limited (Bharti), an Indian wireless network operator, holds a 49% interest in this and other subsidiaries formed to operate the wireless network (the BWA subsidiaries). Our license to use the BWA spectrum is subject to minimum build-out requirements to be met by May 2017. If we do not meet these requirements, the Government of India's Department of Telecommunications could impose a fine or could rescind the license in the area(s) in which the build-out requirements are not met. There are also other contingencies, including unexpected regulatory delays or conditions, which could adversely impact our ability to successfully and timely exit the BWA subsidiaries as anticipated.
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
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2012 Annual Report on Form 10-K. At December 30, 2012, there have been no material changes to the market risks described at September 30, 2012 except as described below. Additionally, we do not currently anticipate any other near-term changes in the nature of our market risk exposures or in management's objectives and strategies with respect to managing such exposures.
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

Interest Rate Sensitivity Principal Amount by Expected Maturity Average Interest Rates (Dollars in millions)

	2013	2014	2015	2016	2017	Thereafter	No Single Maturity	Total
Fixed interest-bearing securities:
Cash and cash equivalents	$1,211	$—	$—	$—	$—	$—	$—	$1,211
Interest rate	0.5%
Trading securities	$76	$405	$129	$42	$43	$116	$560	$1,371
Interest rate	1.3%	2.7%	3.5%	5.0%	4.5%	3.6%	3.1%
Other marketable securities	$1,062	$1,269	$1,942	$1,104	$1,026	$3,169	$3,663	$13,235
Interest rate	1.0%	2.1%	1.6%	2.8%	2.8%	5.6%	1.4%
Time deposits	$13	$—	$—	$—	$—	$—	$—	$13
Interest rate	1.4%
Interest rate swaps (receive)	$—	$28	$—	$—	$4	$33	$—	$65
Interest rate		3.0%			1.0%	4.4%
Interest rate swaps (pay)	$—	$—	$—	$4	$16	$9	$—	$29
Interest rate				1.0%	3.4%	1.6%
Floating interest-bearing securities:
Cash and cash equivalents	$2,391	$—	$—	$—	$—	$—	$—	$2,391
Interest rate	0.1%
Trading securities	$—	$4	$1	$—	$—	$2	$88	$95
Interest rate		1.1%	0.9%			8.3%	2.2%
Other marketable securities	$487	$1,297	$222	$286	$403	$1,298	$2,168	$6,161
Interest rate	1.1%	1.2%	2.5%	2.5%	5.1%	6.0%	3.6%
Interest rate swaps (receive)	$—	$—	$—	$4	$16	$9	$—	$29
Interest rate				0.0%	0.0%	0.1%
Interest rate swaps (pay)	$—	$28	$—	$—	$4	$33	$—	$65
Interest rate		3.0%			0.0%	2.8%
Loans and debentures (1)	$513	$451	$75	$—	$—	$—	$—	$1,039
Floating interest rate	10.3%	10.0%	10.3%
_______________________________

(1)	Denominated in Indian rupees.
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

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
A review of our material pending legal proceedings is disclosed in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 6 — Commitments and Contingencies,” in Part I, Item 1. We are also engaged in numerous other legal actions arising in the ordinary course of our business and, while there can be no assurance, we believe that the ultimate outcome of these actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

ITEM 1A.	RISK FACTORS
We have provided updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations. The "Risk Factors" section provides updated information in certain areas, but we do not believe those updates have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the first quarter of fiscal 2013, we repurchased shares of our common stock as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
October 1, 2012 to October 28, 2012	1,991	$58.36	1,991	$2,670
October 29, 2012 to November 25, 2012	2,304	58.07	2,304	2,536
November 26, 2012 to December 30, 2012	—	—	—	2,536
Total	4,295	$58.20	4,295	$2,536
(1) Average Price Paid Per Share excludes cash paid for commissions.
(2) On March 6, 2012, we announced that we had been authorized to repurchase up to $4.0 billion of our common stock. At December 30, 2012, $2.5 billion remained available for repurchase. The stock repurchase program has no expiration date.

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

10.110	Executive Retirement Matching Contribution Plan amended and restated generally effective January 1, 2011, as subsequently amended by Amendment Number 1, Amendment Number 2 and Amendment Number 3. (5)
10.111	Form of Performance Unit Agreements for the Annual Cash Incentive Plan under the 2006 Long-Term Incentive Plan for the fiscal 2013 performance period. (5)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Keitel.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Paul E. Jacobs.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for William E. Keitel.
101.INS	XBRL Instance Document. (6)
101.SCH	XBRL Taxonomy Extension Schema. (6)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (6)
101.LAB	XBRL Taxonomy Extension Labels Linkbase. (6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (6)
101.DEF	XBRL Taxonomy Extension Definition Linkbase. (6)
_______________________________

(1)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 25, 2012.

(2)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on September 30, 2005.

(3)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on July 11, 2012.

(4)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on December 12, 2006.

(5)	Indicates management or compensatory plan or arrangement.

(6)	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
/s/ William E. Keitel
William E. Keitel
Executive Vice President and Chief Financial Officer

Dated: January 30, 2013