Form 10-Q
period 2013-03-31
QUALCOMM INC/DE
filed 2013-04-24
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 22, 2013, was as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,727,835,431

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 31, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$4,093	$3,807
Marketable securities	9,400	8,567
Accounts receivable, net	1,889	1,459
Inventories	1,484	1,030
Deferred tax assets	318	309
Other current assets	582	473
Total current assets	17,766	15,645
Marketable securities	17,046	14,463
Deferred tax assets	1,229	1,412
Assets held for sale	1,070	1,109
Property, plant and equipment, net	2,971	2,851
Goodwill	3,975	3,917
Other intangible assets, net	2,735	2,938
Other assets	807	677
Total assets	$47,599	$43,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,628	$1,298
Payroll and other benefits related liabilities	679	664
Unearned revenues	514	545
Liabilities held for sale	538	1,072
Other current liabilities	1,904	1,723
Total current liabilities	5,263	5,302
Unearned revenues	3,697	3,739
Liabilities held for sale	531	—
Other liabilities	480	426
Total liabilities	9,971	9,467

Commitments and contingencies (Note 6)

Stockholders’ equity:
Qualcomm stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,726 and 1,706 shares issued
and outstanding, respectively	—	—
Paid-in capital	12,991	11,956
Retained earnings	23,599	20,701
Accumulated other comprehensive income	1,021	866
Total Qualcomm stockholders’ equity	37,611	33,523
Noncontrolling interests	17	22
Total stockholders’ equity	37,628	33,545
Total liabilities and stockholders’ equity	$47,599	$43,012

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2013	March 25, 2012	March 31, 2013	March 25, 2012
Revenues:
Equipment and services	$3,990	$3,137	$8,189	$6,305
Licensing	2,134	1,806	3,954	3,320
Total revenues	6,124	4,943	12,143	9,625

Operating expenses:
Cost of equipment and services revenues	2,372	1,783	4,609	3,537
Research and development	1,214	954	2,320	1,827
Selling, general and administrative	661	595	1,248	1,098
Other	—	97	—	97
Total operating expenses	4,247	3,429	8,177	6,559

Operating income	1,877	1,514	3,966	3,066

Investment income, net (Note 3)	259	220	497	389
Income from continuing operations before income taxes	2,136	1,734	4,463	3,455
Income tax expense	(273)	(296)	(697)	(617)
Income from continuing operations	1,863	1,438	3,766	2,838
Discontinued operations, net of income taxes (Note 7)	—	761	—	756
Net income	1,863	2,199	3,766	3,594
Net loss attributable to noncontrolling interests	3	31	6	37
Net income attributable to Qualcomm	$1,866	$2,230	$3,772	$3,631

Basic earnings per share attributable to Qualcomm:
Continuing operations	$1.08	$0.86	$2.20	$1.70
Discontinued operations	—	0.45	—	0.45
Net income	$1.08	$1.31	$2.20	$2.15
Diluted earnings per share attributable to Qualcomm:
Continuing operations	$1.06	$0.84	$2.15	$1.66
Discontinued operations	—	0.44	—	0.44
Net income	$1.06	$1.28	$2.15	$2.10
Shares used in per share calculations:
Basic	1,722	1,698	1,716	1,691
Diluted	1,763	1,743	1,757	1,732

Dividends per share announced	$0.250	$0.215	$0.500	$0.430

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2013	March 25, 2012	March 31, 2013	March 25, 2012
Net income	$1,863	$2,199	$3,766	$3,594
Other comprehensive income, net of income taxes:
Foreign currency translation	(10)	16	(7)	(12)
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain available-for-sale debt securities	9	3	(1)	4
Net unrealized gains on other available-for-sale securities and derivative instruments	196	320	247	495
Reclassification of net realized gains on available-for-sale securities and derivative instruments included in net income	(56)	(40)	(95)	(57)
Reclassification of other-than-temporary losses on available-for-sale securities included in net income	2	16	11	25
Total other comprehensive income	141	315	155	455
Total comprehensive income	2,004	2,514	3,921	4,049
Comprehensive loss attributable to noncontrolling interests	3	30	6	38
Comprehensive income attributable to Qualcomm	$2,007	$2,544	$3,927	$4,087

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	March 31, 2013	March 25, 2012
Operating Activities:
Net income	$3,766	$3,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	489	419
Gain on sale of wireless spectrum	—	(1,179)
Revenues related to non-monetary exchanges	(62)	(61)
Income tax provision in excess of income tax payments	161	500
Non-cash portion of share-based compensation expense	550	488
Incremental tax benefits from share-based compensation	(103)	(98)
Net realized gains on marketable securities and other investments	(179)	(144)
Gains on derivative instruments	(12)	(74)
Other items, net	91	62
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(424)	(195)
Inventories	(454)	(21)
Other assets	(201)	(10)
Trade accounts payable	377	287
Payroll, benefits and other liabilities	203	(261)
Unearned revenues	(11)	360
Net cash provided by operating activities	4,191	3,667
Investing Activities:
Capital expenditures	(494)	(635)
Purchases of available-for-sale securities	(7,449)	(7,036)
Proceeds from sales of available-for-sale securities	4,532	3,543
Purchases of trading securities	(1,796)	(1,639)
Proceeds from sales of trading securities	1,598	651
Proceeds from sale of wireless spectrum	—	1,925
Acquisitions and other investments, net of cash acquired	(132)	(329)
Other items, net	70	(53)
Net cash used by investing activities	(3,671)	(3,573)
Financing Activities:
Borrowing under loans and debentures	—	232
Repayment of loans	—	(151)
Proceeds from issuance of common stock	747	1,135
Incremental tax benefits from share-based compensation	103	98
Repurchases and retirements of common stock	(250)	(99)
Dividends paid	(859)	(729)
Other items, net	(2)	(39)
Net cash (used) provided by financing activities	(261)	447
Changes in cash and cash equivalents held for sale	31	—
Effect of exchange rate changes on cash and cash equivalents	(4)	(5)
Net increase in cash and cash equivalents	286	536
Cash and cash equivalents at beginning of period	3,807	5,462
Cash and cash equivalents at end of period	$4,093	$5,998

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
Financial Statement Preparation. These condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (collectively with its subsidiaries, the Company or Qualcomm) in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim data includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three-month and six-month periods ended March 31, 2013 and March 25, 2012 included 13 weeks and 26 weeks, respectively.
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
Earnings Per Common Share. Basic earnings per common share is computed by dividing net income attributable to Qualcomm by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income attributable to Qualcomm by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost for future service that the Company has not yet recognized, if any, and the estimated tax benefits that would be recorded in paid-in capital, when an award is settled are assumed to be used to repurchase shares in the current period, if any. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three and six months ended March 31, 2013 were 41,007,000 and 41,235,000, respectively. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three and six months ended March 25, 2012 were 44,100,000 and 40,576,000, respectively.
Employee stock options to purchase approximately 326,000 and 486,000 shares of common stock during the three and six months ended March 31, 2013, respectively, and employee stock options to purchase approximately 504,000 and 2,488,000 shares of common stock during the three and six months ended March 25, 2012, respectively, were outstanding but not included in the calculation of diluted earnings per common share because the effect would be anti-dilutive. Put options outstanding during the three and six months ended March 25, 2012 to purchase 11,800,000 shares of common stock were not included in the earnings per common share computation because the put options’ exercise prices were less than the average market price of the common stock while they were outstanding, and therefore, the effect on diluted earnings per common share would be anti-dilutive. No put options were outstanding during the three and six months ended March 31, 2013. In addition, other common stock equivalents of 77,000 and 38,000 shares outstanding during the three and six months ended March 31, 2013, respectively, and 733,000 and 704,000 shares outstanding during the three and six months ended March 25, 2012, respectively, were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Share-Based Compensation. Total estimated share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2013	March 25, 2012	March 31, 2013	March 25, 2012
Cost of equipment and services revenues	$17	$17	$37	$36
Research and development	156	126	313	253
Selling, general and administrative	95	97	201	198
Share-based compensation expense before income taxes	268	240	551	487
Related income tax benefit	(48)	(56)	(111)	(109)
Share-based compensation expense, net of income taxes	$220	$184	$440	$378
The Company recorded $71 million and $82 million in share-based compensation expense during the six months ended March 31, 2013 and March 25, 2012, respectively, related to share-based awards granted during those periods.
At March 31, 2013, total unrecognized compensation costs related to non-vested stock options and restricted stock units granted prior to that date were $144 million and $1.2 billion, respectively, which are expected to be recognized over weighted-average periods of 0.9 and 1.6 years, respectively. During the six months ended March 31, 2013 and March 25, 2012, net share-based awards granted, after forfeitures and cancellations, represented 0.4% and 0.5%, respectively, of outstanding shares as of the beginning of each fiscal period, and total share-based awards granted represented 0.4% and 0.6%, respectively, of outstanding shares as of the end of each fiscal period.

Note 2 — Composition of Certain Financial Statement Items

Accounts Receivable (in millions)	March 31, 2013	September 30, 2012
Trade, net of allowances for doubtful accounts of $2 and $1, respectively	$1,852	$1,418
Long-term contracts	28	32
Other	9	9
	$1,889	$1,459

Inventories (in millions)	March 31, 2013	September 30, 2012
Raw materials	$14	$19
Work-in-process	671	531
Finished goods	799	480
	$1,484	$1,030

Other Current Liabilities (in millions)	March 31, 2013	September 30, 2012
Customer incentives and other customer-related liabilities	$1,349	$1,107
Other	555	616
	$1,904	$1,723

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Investment Income, Net (in millions)

	Three Months Ended		Six Months Ended
	March 31, 2013	March 25, 2012	March 31, 2013	March 25, 2012
Interest and dividend income	$181	$146	$347	$275
Interest expense	(7)	(29)	(15)	(57)
Net realized gains on marketable securities	74	90	167	127
Net realized gains on other investments	10	11	12	17
Impairment losses on marketable securities	(10)	(23)	(15)	(37)
Impairment losses on other investments	(2)	(1)	(7)	(6)
Gains on derivative instruments	14	28	12	74
Equity in losses of investees	(1)	(2)	(4)	(4)
	$259	$220	$497	$389

Note 4 — Income Taxes
The Company estimates its annual effective income tax rate to be approximately 16% for fiscal 2013, which is less than the 19% effective income tax rate for fiscal 2012. During the second quarter of fiscal 2013, the United States government reinstated the federal research and development tax credit retroactively to January 1, 2012 and extended the credit through December 31, 2013. As a result of the reinstatement, the Company recorded a tax benefit of $64 million related to fiscal 2012 in the second quarter of fiscal 2013. The annual effective tax rate for fiscal 2013 also reflects the tax benefit from such reinstatement for fiscal 2013, while the fiscal 2012 annual effective tax rate only reflected the United States federal research and development credit generated through December 31, 2011, the date on which the credit originally expired. Tax benefits from foreign earnings taxed at rates that are less than the United States federal tax rate are expected to be approximately 17% of earnings before taxes for fiscal 2013 as compared to 15% in fiscal 2012.

Note 5 — Stockholders’ Equity
Changes in stockholders’ equity for the six months ended March 31, 2013 were as follows (in millions):

	Qualcomm Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at September 30, 2012	$33,523	$22	$33,545
Net income (loss)	3,772	(6)	3,766
Other comprehensive income	155	—	155
Common stock issued under employee benefit plans and the related tax benefits, net of shares withheld for taxes	725	—	725
Share-based compensation	562	—	562
Dividends	(874)	—	(874)
Stock repurchases	(250)	—	(250)
Other	(2)	1	(1)
Balance at March 31, 2013	$37,611	$17	$37,628

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated Other Comprehensive Income. Components of accumulated other comprehensive income in Qualcomm stockholders’ equity consisted of the following (in millions):

	March 31, 2013	September 30, 2012
Foreign currency translation	$(114)	$(107)
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain available-for-sale debt securities, net of income taxes	25	29
Net unrealized gains on other available-for-sale securities, net of income taxes	1,083	942
Net unrealized gains on derivative instruments, net of income taxes	27	2
	$1,021	$866
At March 31, 2013 and September 30, 2012, accumulated other comprehensive income included $2 million and $7 million, respectively, of other-than-temporary losses on certain available-for-sale debt securities related to factors other than credit, net of income taxes.
Stock Repurchase Program. During the six months ended March 31, 2013 and March 25, 2012, the Company repurchased and retired 4,295,000 and 2,046,000 shares, respectively, of the Company’s common stock for $250 million and $99 million, respectively, before commissions. On March 5, 2013, the Company announced that it had been authorized to repurchase up to $5.0 billion of the Company’s common stock. The stock repurchase program has no expiration date. The $5.0 billion stock repurchase program replaced a $4.0 billion stock repurchase program, of which $2.5 billion remained authorized for repurchase. At March 31, 2013, $5.0 billion remained available for repurchase under the Company’s stock repurchase program.
Dividends. On March 5, 2013, the Company announced a 40% increase in its quarterly cash dividend per share of common stock from $0.25 to $0.35, which is effective for dividends payable after March 27, 2013. On April 9, 2013, the Company announced a cash dividend of $0.35 per share on the Company’s common stock, payable on June 26, 2013 to stockholders of record as of June 5, 2013. During the six months ended March 31, 2013 and March 25, 2012, dividends charged to retained earnings were as follows (in millions, except per share data):

	2013		2012
	Per Share	Total	Per Share	Total
First quarter	$0.250	$435	$0.215	$368
Second quarter	0.250	439	0.215	377
	$0.500	$874	$0.430	$745

Note 6 — Commitments and Contingencies
Legal Proceedings. Tessera, Inc. v. QUALCOMM Incorporated: On April 17, 2007, Tessera filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas and a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against the Company and other companies, alleging infringement of two patents. The district court action was stayed pending resolution of the ITC proceeding, including all appeals. On May 20, 2009, the ITC issued a limited exclusion order and a cease and desist order, both of which were terminated when the patents expired on September 24, 2010. During the period of the exclusion order, the Company shifted supply of accused chips for customers who manufacture products that may be imported to the United States to a licensed supplier of Tessera, and the Company continued to supply those customers without interruption. The ITC’s orders were affirmed on appeal, and on November 28, 2011, the United States Supreme Court denied the Company’s petition for review. On January 18, 2012, pursuant to the parties’ stipulation, the District Court in the Eastern District of Texas lifted the stay and ordered that the case be moved to the United States District Court for the Northern District of California. On March 1, 2012, that court consolidated the case with an earlier-filed lawsuit filed by Tessera against multiple parties, including some of the Company’s semiconductor chip package suppliers. Trial is scheduled for August 25, 2014. Tessera may continue to seek alleged past damages in the district court, but it cannot obtain injunctive relief due to the expiration of the patents.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

MicroUnity Systems Engineering, Inc. v. QUALCOMM Incorporated, et al.: MicroUnity filed a total of three patent infringement complaints, on March 16, 2010, June 3, 2010 and January 27, 2011, against the Company and a number of other technology companies, including Texas Instruments, Samsung, Apple, Nokia, Google and HTC, in the United States District Court for the Eastern District of Texas. MicroUnity’s complaint against the Company alleges that certain of its Snapdragon products infringe 10 of MicroUnity’s patents and seeks damages and injunctive and other relief. The court consolidated the actions in May 2011. Trial was scheduled for June 3, 2013. On April 16, 2013, MicroUnity and the Company entered into a binding settlement agreement pursuant to which the parties will dismiss with prejudice all claims against each other, and the Company will enter into a license agreement for the patents-in-suit and the MicroUnity patent portfolio. The agreement provides that the Company will pay to MicroUnity an amount that is not material to the Company’s financial statements.
MOSAID Technologies Incorporated v. Dell, Inc. et al.: On March 16, 2011, MOSAID filed a complaint against Atheros Communications, Inc. (Atheros Communications), which the Company acquired in May 2011 and renamed Qualcomm Atheros, Inc. (Qualcomm Atheros), and 32 other entities in the United States District Court for the Eastern District of Texas. MOSAID’s complaint against Atheros Communications alleges that certain of its WiFi products infringed six MOSAID patents. MOSAID seeks damages for the relevant statutory period prior to May 2011. The case is in the discovery phase. A claim construction hearing was held on April 16, 2013, and trial is scheduled for January 8, 2014.
ParkerVision, Inc. v. QUALCOMM Incorporated: On July 20, 2011, ParkerVision filed a complaint against the Company in the United States District Court for the Middle District of Florida alleging that certain of the Company’s products infringe seven of its patents alleged to cover direct-down conversion receivers. ParkerVision’s complaint seeks damages and injunctive and other relief. On February 28, 2012, ParkerVision filed an amended complaint dropping two patents from the case and adding one new patent. On January 22, 2013, the court granted in part ParkerVision’s motion to dismiss the Company’s counterclaim for inequitable conduct, and the Company subsequently withdrew the remainder of its inequitable conduct counterclaim. On February 20, 2013, the court issued its claim construction order. The Company filed its amended answer and counterclaims on April 11, 2013. Trial is scheduled for October 7, 2013.
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
Japan Fair Trade Commission (JFTC) Complaint: The JFTC received unspecified complaints alleging that the Company’s business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order concluding that the Company’s Japanese licensees were forced to cross-license patents to the Company on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against the Company’s other licensees who made a similar commitment in their license agreements with the Company. The cease and desist order seeks to require the Company to modify its existing license agreements with Japanese companies to eliminate these provisions while preserving the license of the Company’s patents to those companies. The Company disagrees with the conclusions that it forced its Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate the Japanese Antimonopoly Act. The Company has invoked its right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted the Company’s motion and issued a stay of the cease and desist order pending the administrative hearing before the JFTC. The JFTC has held hearings on 17 different dates, with another hearing scheduled for May 22, 2013 and additional hearing dates yet to be scheduled.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Securities and Exchange Commission (SEC) Formal Order of Private Investigation and Department of Justice Investigation: On September 8, 2010, the Company was notified by the SEC’s Los Angeles Regional office of a formal order of private investigation. The Company understands that the investigation arose from a “whistleblower’s” allegations made in December 2009 to the audit committee of the Company’s Board of Directors and to the SEC. In 2010, the audit committee completed an internal review of the allegations with the assistance of independent counsel and independent forensic accountants. This internal review into the whistleblower’s allegations and related accounting practices did not identify any errors in the Company’s financial statements. On January 27, 2012, the Company learned that the U.S. Attorney’s Office for the Southern District of California/Department of Justice (collectively, DOJ) had begun a preliminary investigation regarding the Company’s compliance with the Foreign Corrupt Practices Act (FCPA). The Company believes that FCPA compliance had also become a focus of the SEC investigation. The audit committee has commenced an internal review into the Company’s compliance with the FCPA with the assistance of independent counsel and independent forensic accountants.
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
The Company will continue to vigorously defend itself in the foregoing actions. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. Other than the amount payable to MicroUnity, the Company has not recorded any accrual at March 31, 2013 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. Nonetheless, the unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in numerous other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.
Loans and Debentures. The Company’s subsidiaries in India that were established to operate a wireless network on Broadband Wireless Access (BWA) spectrum (the BWA subsidiaries) have loan and debenture liabilities in connection with the BWA spectrum won in India in June 2010 and payment of $81 million to the India Government’s Department of Telecommunications in March 2012, which was recorded as a charge to other operating expenses in the second quarter of fiscal 2012. At both March 31, 2013 and September 30, 2012, the aggregate carrying value of the loans and debentures, including accrued interest on the debentures, was $1.1 billion. The assets and liabilities of the BWA subsidiaries are classified as held for sale as a result of the Company’s agreement with Bharti Airtel Limited (Bharti), which provides that Bharti’s ownership interests in the BWA subsidiaries will increase over time to 100% if certain conditions are met. At March 31, 2013 and September 30, 2012, the carrying values of the loan and debenture liabilities approximated fair value (a Level 2 measurement).
The BWA subsidiaries’ loan agreements with multiple lenders are denominated in Indian rupees. The majority of the loans ($455 million at March 31, 2013) are due and payable on May 31, 2014, and the remaining loan ($76 million at March 31, 2013) is due and payable on December 1, 2014. All of the loans bear interest at an annual rate based on the highest rate of the relevant bank, which is reset quarterly, plus 0.25% (9.75% at March 31, 2013) with interest payments due monthly. All of the loans can be prepaid without penalty on certain dates and are guaranteed by QUALCOMM Incorporated and one of its wholly-owned subsidiaries. The loan agreements contain standard covenants, which, among other things, limit actions by the subsidiaries that are party to the loan agreements, including the incurrence of loans and equity investments, disposition of assets, mergers and consolidations and other matters customarily restricted in such agreements. The loan agreements also define certain events of default, including, among other things, if certain government authorizations are revoked, terminated, withdrawn, suspended, modified or withheld.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The BWA subsidiaries’ redeemable, unlisted, unsecured, non-convertible debentures (the debentures), which were issued to multiple purchasers, are denominated in Indian rupees and bear interest at an agreed-upon annual rate, which is compounded annually and reset semi-annually beginning on June 25, 2013 (10.25% at March 31, 2013) with interest due upon redemption. All of the debentures ($530 million, including accrued interest, at March 31, 2013) are due and payable in full on June 25, 2017. The debentures can be redeemed by the Company without penalty on certain dates. Additionally, each holder has the right to demand redemption of its portion of the debentures outstanding on June 25, 2013 subject to sufficient prior written notice. The holders are indemnified by QUALCOMM Incorporated and one of its wholly-owned subsidiaries.
Indemnifications. With the exception of the practices of its Qualcomm Atheros subsidiary, the Company generally does not indemnify its customers and licensees for losses sustained from infringement of third-party intellectual property rights. However, the Company is contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent infringement by products or services sold or provided by the Company. The Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company. Under Qualcomm Atheros’ indemnification agreements, software license agreements and product sale agreements (including its standard software license agreements and standard terms and conditions of semiconductor sales), Qualcomm Atheros agrees, subject to restrictions and after certain conditions are met, to indemnify and defend its licensees and customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the licensees or customers. Through March 31, 2013, Qualcomm Atheros has received a number of claims from its direct and indirect customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by its products.
These indemnification arrangements are not initially measured and recognized at fair value because they are deemed to be similar to product warranties in that they relate to claims and/or other actions that could impair the ability of the Company’s direct or indirect customers to use the Company’s products or services. Accordingly, the Company records liabilities resulting from the arrangements when they are probable and can be reasonably estimated. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at March 31, 2013 associated with these indemnification arrangements, other than insignificant amounts, based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time.
Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Noncancelable obligations under these agreements at March 31, 2013 for the remainder of fiscal 2013 and for each of the subsequent four years from fiscal 2014 through 2017 were approximately $3.4 billion, $447 million, $127 million, $31 million and $4 million, respectively, and $11 million thereafter. Of these amounts, for the remainder of fiscal 2013 through fiscal 2015, commitments to purchase integrated circuit product inventories comprised $3.0 billion, $348 million and $79 million, respectively.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Leases. The future minimum lease payments for all capital leases and operating leases at March 31, 2013 were as follows (in millions):

	Capital Leases	Operating Leases	Total
Remainder of fiscal 2013	$1	$45	$46
2014	2	143	145
2015	2	92	94
2016	2	39	41
2017	2	31	33
Thereafter	38	57	95
Total minimum lease payments	$47	$407	$454
Deduct: Amounts representing interest	25
Present value of minimum lease payments	22
Deduct: Current portion of capital lease obligations	—
Long-term portion of capital lease obligations	$22
The Company leases certain of its land, facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 25 years and with provisions in certain leases for cost-of-living increases. The Company leases certain property under capital lease agreements primarily related to site leases that have an initial term of five to seven years with renewal options of up to five additional renewal periods. Capital lease obligations are included in other liabilities.

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

•
Omnitracs division (formerly QES) — provides fleet management, satellite- and terrestrial-based two-way wireless information and position reporting and other services, software and hardware to transportation and logistics companies;

•	QIS division — provides content enablement services for the wireless industry and push-to-talk and other software products and services for wireless network operators;

•	QGOV division — provides development and other services and related products involving wireless communications technologies to government agencies and their contractors; and

•	QRS (Qualcomm Retail Solutions) division (formerly Firethorn) — builds and manages software applications that enable certain mobile commerce services.

•
QSI segment — comprised of the Company’s Qualcomm Ventures and Structured Finance & Strategic Investments divisions. QSI makes strategic investments that the Company believes will open new opportunities for its technologies, support the design and introduction of new products or services for voice and data

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

communications or possess unique capabilities or technology. Many of these strategic investments are in early-stage companies. QSI also holds wireless spectrum. QSI’s FLO TV division was presented as discontinued operations in fiscal 2012. All discontinued operations were attributable to Qualcomm.
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

	QCT	QTL	QWI	QSI	Reconciling Items	Total
For the three months ended:
March 31, 2013
Revenues	$3,916	$2,057	$155	$—	$(4)	$6,124
EBT	681	1,803	—	33	(381)	2,136
March 25, 2012
Revenues	$3,059	$1,723	$159	$—	$2	$4,943
EBT	599	1,540	(10)	(99)	(296)	1,734

For the six months ended:
March 31, 2013
Revenues	$8,036	$3,813	$301	$—	$(7)	$12,143
EBT	1,749	3,335	(4)	16	(633)	4,463
March 25, 2012
Revenues	$6,143	$3,162	$311	$—	$9	$9,625
EBT	1,338	2,808	(9)	(133)	(549)	3,455
Reconciling items in the previous table were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2013	March 25, 2012	March 31, 2013	March 25, 2012
Revenues
Nonreportable segments	$(3)	$3	$(5)	$11
Intersegment eliminations	(1)	(1)	(2)	(2)
	$(4)	$2	$(7)	$9
EBT
Unallocated cost of equipment and services revenues	$(93)	$(68)	$(177)	$(138)
Unallocated research and development expenses	(204)	(176)	(389)	(339)
Unallocated selling, general and administrative expenses	(153)	(168)	(264)	(283)
Unallocated investment income, net	220	228	468	418
Nonreportable segments	(151)	(112)	(271)	(207)
	$(381)	$(296)	$(633)	$(549)

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

QCT revenues for both the three and six months ended March 31, 2013 and March 25, 2012 included $1 million and $2 million of intersegment revenues, respectively. All other revenues for reportable segments were from external customers for all periods presented.
Amounts included in unallocated expenses related to the amortization and impairment of certain intangible assets, contract termination and the recognition of the step-up of inventories to fair value that resulted from acquisitions were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2013	March 25, 2012	March 31, 2013	March 25, 2012
Unallocated cost of equipment and services revenues	$76	$51	$140	$102
Unallocated research and development expenses	1	—	1	—
Unallocated selling, general and administrative expenses	6	6	13	15
Segment assets are comprised of accounts receivable and inventories for all reportable segments other than QSI. QSI segment assets include marketable securities, notes receivable, wireless spectrum, other investments and all assets of consolidated subsidiaries included in QSI. Reconciling items for total consolidated assets included $1.1 billion and $1.2 billion at March 31, 2013 and September 30, 2012, respectively, of property, plant and equipment, goodwill and other assets related to the Company’s QMT division. Total segment assets also differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, goodwill, other intangible assets and assets of nonreportable segments. Segment assets and reconciling items were as follows (in millions):

	March 31, 2013	September 30, 2012
QCT	$3,127	$2,278
QTL	115	63
QWI	116	129
QSI	1,455	1,424
Reconciling items	42,786	39,118
Total consolidated assets	$47,599	$43,012

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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2013 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (1)	$1,722	$1,799	$—	$3,521
Marketable securities
U.S. Treasury securities and government-related securities	770	592	—	1,362
Corporate bonds and notes	—	14,095	—	14,095
Mortgage- and asset-backed securities	—	1,328	312	1,640
Auction rate securities	—	—	84	84
Common and preferred stock	1,394	897	—	2,291
Equity funds	1,173	—	—	1,173
Debt funds	2,372	3,429	—	5,801
Total marketable securities	5,709	20,341	396	26,446
Derivative instruments	—	59	—	59
Other investments	225	—	—	225
Total assets measured at fair value	$7,656	$22,199	$396	$30,251
Liabilities
Derivative instruments	$—	$10	$—	$10
Other liabilities	225	—	—	225
Total liabilities measured at fair value	$225	$10	$—	$235
(1) Includes cash equivalents of $24 million that were classified as held for sale at March 31, 2013.
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
With the exception of auction rate securities, the Company obtains pricing information from quoted market prices, pricing vendors or quotes from brokers/dealers. The Company conducts reviews of its primary pricing vendors to determine whether the inputs used in the vendor’s pricing processes are deemed to be observable. The fair value for interest-bearing securities includes accrued interest.
The fair value of U.S. Treasury securities and government-related securities, corporate bonds and notes and common and preferred stock is generally determined using standard observable inputs, including reported trades, quoted market prices, matrix pricing, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets and/or benchmark securities.
The fair value of debt and equity funds is reported at published net asset values. The Company assesses the daily frequency and size of transactions at published net asset values and/or the funds’ underlying holdings to determine whether fair value is based on observable or unobservable inputs.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Other Investments and Other Liabilities. Other investments and other liabilities included in Level 1 are comprised of the Company’s deferred compensation plan liability and related assets, which consist of mutual funds classified as trading securities and included in other noncurrent assets. Other liabilities included in Level 3 in fiscal 2012 were comprised of put rights held by third parties representing interests in certain of the Company’s subsidiaries. These put rights were terminated during the third quarter of fiscal 2012 and were previously valued with a conventional option pricing model using significant unobservable inputs.
Activity between Levels of the Fair Value Hierarchy. There were no significant transfers between Level 1 and Level 2 during the six months ended March 31, 2013 or March 25, 2012. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table includes the activity for marketable securities and other liabilities classified within Level 3 of the valuation hierarchy (in millions):

	Six Months Ended March 31, 2013		Six Months Ended March 25, 2012
	Auction Rate Securities	Other Marketable Securities	Auction Rate Securities	Other Marketable Securities	Other Liabilities
Beginning balance of Level 3	$118	$203	$124	$27	$7
Total realized and unrealized gains or losses:
Included in investment income, net	—	3	—	1	(2)
Included in other comprehensive income	1	3	—	2	—
Purchases	—	127	—	88	—
Sales	—	(6)	—	—	—
Settlements	(35)	(36)	(4)	(8)	—
Transfers into Level 3	—	18	—	5	—
Ending balance of Level 3	$84	$312	$120	$115	$5
The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the fiscal month in which the actual event or change in circumstances that caused the transfer occurs. Transfers into Level 3 during the six months ended March 31, 2013 and March 25, 2012 primarily consisted of debt securities with significant inputs that became unobservable as a result of an increased likelihood of a shortfall in contractual cash flows or a significant downgrade in credit ratings.
Nonrecurring Fair Value Measurements. The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the six months ended March 31, 2013 and March 25, 2012, the Company did not have any other

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Note 9 — Marketable Securities
Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	March 31, 2013	September 30, 2012	March 31, 2013	September 30, 2012
Trading:
U.S. Treasury securities and government-related securities	$224	$196	$155	$254
Corporate bonds and notes	282	283	321	176
Mortgage- and asset-backed securities	—	—	198	120
Total trading	506	479	674	550
Available-for-sale:
U.S. Treasury securities and government-related securities	353	362	630	592
Corporate bonds and notes	4,881	4,554	8,611	7,570
Mortgage- and asset-backed securities	1,115	1,157	327	241
Auction rate securities	—	—	84	118
Common and preferred stock	23	57	2,268	2,030
Equity funds	—	—	1,173	1,126
Debt funds	2,522	1,958	2,740	1,716
Total available-for-sale	8,894	8,088	15,833	13,393
Fair value option:
Debt fund	—	—	539	520
Total marketable securities	$9,400	$8,567	$17,046	$14,463
The Company holds an investment in a debt fund for which the Company elected the fair value option because the Company is able to redeem its shares at net asset value, which is determined daily. The investment would have otherwise been recorded using the equity method. The debt fund has no single maturity date. At March 31, 2013, the Company had an effective ownership interest in the debt fund of 21%. During the three and six months ended March 31, 2013, increases in fair value associated with this investment of $8 million and $18 million, respectively, were recognized in net investment income. During the three and six months ended March 25, 2012, increases in fair value associated with this investment of $17 million and $22 million, respectively, were recognized in net investment income.
The Company classifies certain portfolios of debt securities that utilize derivative instruments to acquire or reduce foreign exchange and/or equity, prepayment and credit risk as trading. Net losses recognized on debt securities classified as trading still held at March 31, 2013 were $15 million and $16 million for the three and six months ended March 31, 2013, respectively. Net gains recognized on debt securities classified as trading still held at March 25, 2012 were $12 million and $10 million for the three and six months ended March 25, 2012, respectively.
At March 31, 2013, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity
Less Than One Year	One to Five Years	Five to Ten Years	Greater Than Ten Years	No Single Maturity Date	Total
$776	$7,692	$4,540	$1,468	$6,787	$21,263
Debt securities with no single maturity date included debt funds, mortgage- and asset-backed securities and auction rate securities.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recorded realized gains and losses on sales of available-for-sale securities as follows (in millions):

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains
For the three months ended
March 31, 2013	$69	$(4)	$65
March 25, 2012	64	(4)	60

For the six months ended
March 31, 2013	$153	$(9)	$144
March 25, 2012	100	(6)	94
Available-for-sale securities were comprised as follows (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2013
Equity securities	$2,669	$800	$(5)	$3,464
Debt securities (including debt funds)	20,673	617	(27)	21,263
	$23,342	$1,417	$(32)	$24,727
September 30, 2012
Equity securities	$2,599	$628	$(14)	$3,213
Debt securities (including debt funds)	17,714	573	(19)	18,268
	$20,313	$1,201	$(33)	$21,481
The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that are classified as available-for-sale and have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

	March 31, 2013
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds and notes	$1,661	$(8)	$83	$(3)
Mortgage- and asset-backed securities	220	(1)	13	—
Auction rate securities	—	—	83	(1)
Common and preferred stock	86	(5)	10	—
Debt funds	1,213	(14)	4	—
	$3,180	$(28)	$193	$(4)

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2012
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds and notes	$723	$(8)	$256	$(9)
Mortgage- and asset-backed securities	143	(1)	7	—
Auction rate securities	—	—	115	(1)
Common and preferred stock	105	(5)	9	—
Equity funds	64	(4)	36	(5)
	$1,035	$(18)	$423	$(15)
At March 31, 2013, the Company concluded that the unrealized losses on its available-for-sale securities were temporary. Further, for common and preferred stock and for equity and debt funds with unrealized losses, the Company has the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable period of time. For debt securities with unrealized losses, the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, such securities before recovery or maturity.
The following table shows the activity for the credit loss portion of other-than-temporary impairments on debt securities held by the Company (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2013	March 25, 2012	March 31, 2013	March 25, 2012
Beginning balance of credit losses	$19	$46	$31	$46
Reductions in credit losses related to securities the Company intends to sell	(6)	—	(6)	(1)
Credit losses recognized on securities previously not impaired	—	2	—	2
Additional credit losses recognized on securities previously impaired	—	2	—	3
Reductions in credit losses related to securities sold	(5)	(4)	(17)	(4)
Ending balance of credit losses	$8	$46	$8	$46

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 2012 contained in our 2012 Annual Report on Form 10-K.
This Quarterly Report (including, but not limited to, the following section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements, including, but not limited to, statements regarding our business, financial condition, results of operations and prospects. Additionally, statements concerning future matters, such as the development of new products, enhancements of technologies, industry or regional trends, consumer demand, sales or price levels, challenges to our business model, capital expenditures, investments in research and development, strategic investments and acquisitions and other statements regarding matters that are not historical, are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report.
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
Overview
Recent Developments
Revenues for the second quarter of fiscal 2013 were $6.1 billion, with net income of $1.9 billion, which were impacted by the following key items:

•
We shipped approximately 173 million Mobile Station Modem (MSM) integrated circuits for CDMA- and OFDMA-based wireless devices, an increase of 14%, compared to 152 million MSM integrated circuits in the year ago quarter.

•	Total reported device sales were approximately $61.1 billion, an increase of approximately 18%, compared to approximately $51.7 billion in the year ago quarter. (1)
Against this backdrop, the following recent developments occurred during the second quarter of fiscal 2013 with respect to key elements of our business or our industry:

•	Worldwide wireless connections grew by approximately 2% to reach approximately 6.6 billion. (2)

•
Worldwide 3G connections (all CDMA-based) grew by approximately 4% to approximately 2.0 billion, which was approximately 30% of total wireless subscriptions, including approximately 537 million CDMA2000 1X/1xEV-DO subscriptions and approximately 1.5 billion WCDMA/HSPA/TD-SCDMA subscriptions. (2)

(1)
Total reported device sales is the sum of all reported sales in U.S. dollars (as reported to us by our licensees) of all licensed CDMA-based, OFDMA-based and CDMA/OFDMA multimode subscriber devices (including handsets, modules, modem cards and other subscriber devices) by our licensees during a particular period (collectively, 3G/4G devices). Not all licensees report sales the same way (e.g., some licensees report sales net of permitted deductions, such as transportation, insurance and packing costs, while other licensees report sales and then identify the amount of permitted deductions in their reports), and the way in which licensees report such information may change from time to time. Total reported device sales for a particular period may include prior period activity that was not reported by the licensee until such particular period.

(2)	According to Wireless Intelligence estimates as of April 22, 2013, for the quarter ended March 31, 2013 (estimates exclude Wireless Local Loop).

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
QCT is a leading developer and supplier of integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products. QCT’s integrated circuit products and system software are sold to or licensed to manufacturers that use our products in wireless devices, particularly mobile phones, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, data cards and infrastructure equipment, and in wired devices, particularly broadband gateway equipment, desktop computers, televisions and Blu-ray players. The MSM integrated circuits, which include the Mobile Data Modem, Qualcomm Single Chip and Qualcomm Snapdragon processor-based devices, perform the core baseband modem functionality in wireless devices providing voice and data communications, as well as multimedia applications and global positioning functions. In addition, our Snapdragon processors provide advanced application and graphics processing capabilities. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. QCT revenues comprised 64% and 62% of total consolidated revenues in the second quarter of fiscal 2013 and 2012, respectively, and 66% and 64% of total consolidated revenues for the first six months of fiscal 2013 and 2012, respectively.
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
QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives. QTL licensing revenues are comprised of license fees as well as royalties based on sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of licensed products, net of certain permissible deductions (e.g., certain shipping costs, packing costs, VAT, etc.). QTL recognizes royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met. Licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. QTL revenues comprised 34% and 35% of total consolidated revenues in the second quarter of fiscal 2013 and 2012, respectively, and 31% and 33% of total consolidated revenues for the first six months of fiscal 2013 and 2012, respectively. The vast majority of such revenues were generated through our licensees’ sales of CDMA2000 and WCDMA subscriber equipment products.

QWI, which includes our Omnitracs (formerly QES), QIS, QGOV and QRS (Qualcomm Retail Solutions, formerly Firethorn) divisions, generates revenues primarily through sales of products, services (including software development) and software aimed at the support and delivery of wireless applications. Omnitracs sells integrated wireless systems and services to transportation and logistics companies to manage their assets and workforce. QIS provides content enablement services for the wireless industry, including its Brew, Plaza and other products and services. QIS also provides QChat push-to-talk and other software products and services for wireless operators. QGOV provides development and other services and related products involving wireless communications technologies to government agencies and their contractors. QRS builds and manages software applications that enable certain mobile commerce services. QWI revenues comprised 3% of total consolidated revenues in the second quarter of both fiscal 2013 and 2012 and 2% and 3% of total consolidated revenues for the first six months of fiscal 2013 and 2012, respectively.
QSI makes strategic investments that we believe will open new opportunities for our technologies, support the design and introduction of new products and services for voice and data communications or possess unique capabilities or technology. Many of these strategic investments are in early-stage companies. QSI also holds wireless spectrum, including the broadband wireless access (BWA) spectrum held by our subsidiaries (BWA subsidiaries) that were established to operate a wireless network in India. As part of our strategic investment activities, we intend to pursue various exit strategies from each of our QSI investments at some point in the future. The assets and liabilities of the BWA subsidiaries were presented as held for sale at March 31, 2013 as a result of our agreement with Bharti Airtel Limited (Bharti), which provides that Bharti’s ownership interest in the BWA subsidiaries will increase over time to 100% if certain conditions are met.
Nonreportable segments are comprised of display and other product and services initiatives, including our QMT division. QMT continues to develop an interferometric modulator (IMOD) display technology based on micro-electro-mechanical-system (MEMS) structure combined with thin film optics.
Seasonality. Many of our products are incorporated into wireless devices that are sold to consumers, which are subject to seasonality and other fluctuations in demand. As a result, historically, QCT has tended to have stronger sales toward the end of the calendar year as manufacturers prepare for major holiday selling seasons, and QTL has tended to record higher royalty revenues in the first calendar quarter when licensees report their sales made during the fourth calendar quarter. These seasonal trends may not continue in the future.
Looking Forward
The deployment of 3G networks enables increased voice capacity and higher data rates than prior generation networks, thereby supporting more minutes of use and a wide range of mobile broadband data applications for handsets, 3G connected computing devices and other consumer electronics. According to the Global mobile Suppliers Association (GSA), as of April 2013, to complement their existing 3G networks, more than 160 wireless operators have deployed and more than 360 wireless operators are planning to deploy OFDMA-based technology, often called 4G, in new wireless spectrum to gain additional capacity for data services. As a result, we expect continued growth in the coming years in consumer demand for 3G and 3G/4G multimode products and services around the world. In addition, we expect an increasing number of devices, such as computers, consumer electronics and networking equipment, to require multiple communications technologies to support a variety of connected applications.
As we look forward to the next several months, the following items are likely to have an impact on our business:

•
The worldwide transition from 2G to 3G and 3G/4G networks is expected to continue, including the further expansion of 3G in emerging regions, such as China. We expect that the emergence of lower-end smartphone products will contribute to such expansion.

•	We expect consumer demand for advanced 3G and 3G/4G multimode devices, including smartphones and data-centric devices, to continue at a strong pace.

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

•
We continue to invest significant resources toward the development of technologies and products for voice and data communications, primarily in the wireless industry, including advancements to 3G, 3G/4G and 4G LTE (an OFDMA-based standard) technologies, wireless baseband chips, our converged computing/communications

(Snapdragon) chips, multimedia products, software and services, as well as our IMOD and other display technologies.
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
Further discussion of risks related to our businesses is presented in the Risk Factors included in this Quarterly Report.
Results of Operations

Revenues (in millions)
	Three Months Ended			Six Months Ended
	March 31, 2013	March 25, 2012	Change	March 31, 2013	March 25, 2012	Change
Equipment and services	$3,990	$3,137	$853	$8,189	$6,305	$1,884
Licensing	2,134	1,806	328	3,954	3,320	634
	$6,124	$4,943	$1,181	$12,143	$9,625	$2,518
The increases in equipment and services revenues in the second quarter and the first six months of fiscal 2013 were primarily due to increases in QCT revenues of $865 million and $1.90 billion, respectively. The increases in licensing revenues in the second quarter and the first six months of fiscal 2013 were primarily due to increases in QTL revenues of $334 million and $651 million, respectively.

Operating Expenses (in millions)
	Three Months Ended			Six Months Ended
	March 31, 2013	March 25, 2012	Change	March 31, 2013	March 25, 2012	Change
Cost of equipment and services (E&S) revenues	$2,372	$1,783	$589	$4,609	$3,537	$1,072
Cost as % of E&S revenues	59%	57%		56%	56%
The decrease in margin percentage in the second quarter of fiscal 2013 was primarily attributable to a decrease in QCT margin percentage. Our margin percentage may fluctuate in future periods depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

	Three Months Ended			Six Months Ended
	March 31, 2013	March 25, 2012	Change	March 31, 2013	March 25, 2012	Change
Research and development	$1,214	$954	$260	$2,320	$1,827	$493
% of revenues	20%	19%		19%	19%
Selling, general, and administrative	$661	$595	$66	$1,248	$1,098	$150
% of revenues	11%	12%		10%	11%
Other	$—	$97	$(97)	$—	$97	$(97)
The dollar increases in research and development expenses in the second quarter and the first six months of fiscal 2013 were primarily attributable to increases of $213 million and $408 million, respectively, in costs related to the development of CDMA-based 3G, OFDMA-based 4G LTE and other technologies for integrated circuit and related software products and to expand our intellectual property portfolio and increases of $30 million and $60 million, respectively, in share-based compensation.

The dollar increase in selling, general and administrative expenses in the second quarter of fiscal 2013 was primarily attributable to increases of $31 million in employee-related expenses, $20 million in patent-related expenses and $14 million in selling and marketing expenses. The dollar increase in selling, general and administrative expenses in the first six months of fiscal 2013 was primarily attributable to increases of $61 million in employee-related expenses, $25 million in patent-related expenses and $20 million in costs related to litigation and other legal matters.
Other operating expenses for the second quarter and the first six months of fiscal 2012 included an $81 million charge related to the payment made to the Indian government concurrent with the issuance of the BWA spectrum license and a $16 million goodwill impairment charge related to our QRS division.

Net Investment Income (in millions)
	Three Months Ended			Six Months Ended
	March 31, 2013	March 25, 2012	Change	March 31, 2013	March 25, 2012	Change
QSI:
Interest and dividend income	$4	$8	$(4)	$5	$11	$(6)
Interest expense	(6)	(26)	20	(12)	(51)	39
Net realized gains on investments	43	20	23	47	27	20
Net impairment losses on investments	(2)	(12)	10	(8)	(17)	9
Gains on derivative instruments	—	2	(2)	—	3	(3)
Equity in losses of investees	(1)	(2)	1	(4)	(4)	—
Other segments and corporate:
Interest and dividend income	177	138	39	342	264	78
Interest expense	(1)	(3)	2	(3)	(6)	3
Net realized gains on investments	41	81	(40)	132	117	15
Net impairment losses on investments	(10)	(12)	2	(14)	(26)	12
Gains on derivative instruments	14	26	(12)	12	71	(59)
	$259	$220	$39	$497	$389	$108
The decreases in QSI interest expense in the second quarter and the first six months of fiscal 2013 resulted from capitalizing a portion of interest starting in the third quarter of fiscal 2012 related to the BWA network in India. The increases in interest and dividend income on cash and marketable securities held by other segments and corporate in the second quarter and the first six months of fiscal 2013 resulted from higher average cash and marketable securities balances. The decrease in net realized gains on investments held by corporate in the second quarter of fiscal 2013 primarily resulted from decreases in fair values of certain debt securities held in our trading portfolios due to adverse changes in foreign currencies and interest rates. Gains on derivative instruments held by corporate in the second quarter and the first six months of fiscal 2012 primarily resulted from changes in the fair value of put options sold in connection with our stock repurchase program that expired in fiscal 2012.

Income Tax Expense (in millions)
	Three Months Ended			Six Months Ended
	March 31, 2013	March 25, 2012	Change	March 31, 2013	March 25, 2012	Change
Income tax expense	$273	$296	$(23)	$697	$617	$80
Effective tax rate	13%	17%	(4%)	16%	18%	(2%)

The following table summarizes the primary factors that caused our effective tax rates for the second quarter and the first six months of fiscal 2013 and 2012 to be less than the United States federal statutory rate:

	Three Months Ended		Six Months Ended
	March 31, 2013	March 25, 2012	March 31, 2013	March 25, 2012
Expected income tax provision at federal statutory tax rate	35%	35%	35%	35%
Benefits from foreign income taxed at other than U.S. rates	(17%)	(17%)	(17%)	(17%)
Benefits related to the research and development tax credit	(6%)	(1%)	(3%)	(1%)
Other	1%	—%	1%	1%
Effective tax rate	13%	17%	16%	18%
During the second quarter of fiscal 2013, the United States government reinstated the federal research and development tax credit retroactively to January 1, 2012 and extended the credit through December 31, 2013. As a result of the reinstatement, we recorded a tax benefit of $64 million related to fiscal 2012 in the second quarter of fiscal 2013. The estimated annual effective tax rate for fiscal 2013 of 16% also reflects the tax benefit from such reinstatement for fiscal 2013. The fiscal 2012 annual effective tax rate of 19% only reflected the United States federal research and development credit generated through December 31, 2011, the date on which the credit originally expired.
Segment Results
The following should be read in conjunction with the second quarter and first six months financial results of fiscal 2013 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements, Note 7 - Segment Information.”

	QCT	QTL	QWI	QSI
Three Months Ended March 31, 2013
Revenues	$3,916	$2,057	$155	$—
EBT (1)	681	1,803	—	33
EBT as a % of revenues	17%	88%	—%
Three Months Ended March 25, 2012
Revenues	$3,059	$1,723	$159	$—
EBT (1)	599	1,540	(10)	(99)
EBT as a % of revenues	20%	89%	(6%)
Six Months Ended March 31, 2013
Revenues	$8,036	$3,813	$301	$—
EBT (1)	1,749	3,335	(4)	16
EBT as a % of revenues	22%	87%	(1%)
Six Months Ended March 25, 2012
Revenues	$6,143	$3,162	$311	$—
EBT (1)	1,338	2,808	(9)	(133)
EBT as a % of revenues	22%	89%	(3%)

(1)	Earnings (loss) before taxes.
QCT Segment. The increases in QCT revenues in the second quarter and first six months of fiscal 2013 of $857 million and $1.89 billion, respectively, were primarily due to increases in equipment and services revenues. Equipment and services revenues, mostly related to sales of MSM and accompanying RF and PM integrated circuits, were $3.87 billion and $3.00 billion in the second quarter of fiscal 2013 and 2012, respectively, and $7.94 billion and $6.03 billion in the first six months of fiscal 2013 and 2012, respectively. The increases in equipment and services revenues in the second quarter and first six months of fiscal 2013 resulted primarily from increases of $410 million and $1.03 billion, respectively, related to the net effects of changes in product mix and lower selling prices of such products and increases of $333 million and $730 million, respectively, related to higher unit shipments. Approximately 173 million and 152 million MSM integrated circuits were sold during the second quarter of fiscal 2013 and 2012, respectively, and approximately 354 million and 308 million MSM integrated circuits were sold during the first six months of fiscal 2013 and 2012, respectively.
The decrease in QCT EBT as a percentage of revenues in the second quarter of fiscal 2013 was due to a decrease in gross margin percentage, partially offset by an increase of 28% in QCT revenues relative to a combined increase of 24% in research and development expenses and selling, general and administrative expenses. QCT gross margin percentage decreased as a result of normal price declines and unfavorable product mix, partially offset by decreases in average unit costs.
QCT inventories increased by 17% in the second quarter of fiscal 2013 from $1.23 billion to $1.44 billion primarily due to an increase in finished goods and work-in-process related to the growth of the business.
QTL Segment. The increases in QTL revenues in the second quarter and first six months of fiscal 2013 of $334 million and $651 million, respectively, were primarily due to increases in sales of CDMA-based devices by licensees. The decreases in QTL EBT as a percentage of revenues in the second quarter and first six months of fiscal 2013 were attributable to increases in revenues of 19% and 21%, respectively, relative to increases in operating expenses of 38% and 34%, respectively, primarily due to increased allocation of patent expenses in connection with the corporate reorganization and increased research and development expenses.
QWI Segment. The decreases in QWI revenues in the second quarter and first six months of fiscal 2013 of $4 million and $10 million, respectively, were primarily due to decreases of $14 million in each period in QIS revenues, partially offset by increases of $8 million and $3 million, respectively, in Omnitracs revenues. The increases in QWI EBT in the second quarter and first six months of fiscal 2013 of $10 million and $5 million, respectively, were primarily attributable to a $16 million goodwill impairment charge related to our QRS division recorded in the second quarter of fiscal 2012, partially offset by decreases in revenues in fiscal 2013.
QSI Segment. QSI operating expenses for the second quarter of fiscal 2012 included an $81 million charge related to the payment made to the Indian government concurrent with the issuance of the BWA spectrum license. The remaining increases in QSI EBT in the second quarter and first six months of fiscal 2013 of $51 million and $68 million, respectively, were primarily due to decreases in interest expense of $20 million and $39 million, respectively, as a result of capitalizing interest starting in the third quarter of fiscal 2012 related to the BWA network in India and increases of $23 million and $20 million, respectively, in net realized gains on investments.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $30.5 billion at March 31, 2013, an increase of $3.7 billion from September 30, 2012. This increase included $747 million in proceeds from the issuance of common stock under our equity compensation plans. Our cash, cash equivalents and marketable securities at March 31, 2013 consisted of $11.2 billion held domestically and $19.3 billion held by foreign subsidiaries. Of the amount of cash, cash equivalents and marketable securities held by our foreign subsidiaries at March 31, 2013, $18.8 billion was held in jurisdictions where our undistributed earnings are indefinitely reinvested and would be subject to material tax effects if repatriated. Total cash provided by operating activities increased to $4.2 billion during the first six months of fiscal 2013, compared to $3.7 billion during the first six months of fiscal 2012.
During the first six months of fiscal 2013, we repurchased and retired 4,295,000 shares of our common stock for $250 million, before commissions. On March 5, 2013, the Company announced that it had been authorized to repurchase up to $5.0 billion of the Company’s common stock. The $5.0 billion stock repurchase program replaced a $4.0 billion stock repurchase program, of which $2.5 billion remained authorized for repurchase. At March 31, 2013, $5.0 billion remained available for repurchase under our stock repurchase program. The stock repurchase program has no expiration date. We continue to evaluate repurchases as a means of returning capital to stockholders, subject to our periodic determinations that repurchases are in the best interest of our stockholders.
We paid cash dividends totaling $431 million, or $0.25 per share, on March 27, 2013. On March 5, 2013, we announced a 40% increase in our quarterly cash dividend per share of common stock from $0.25 to $0.35, which is effective for dividends payable after March 27, 2013. On April 9, 2013, we announced a cash dividend of $0.35 per share on our common stock, payable on June 26, 2013 to stockholders of record as of June 5, 2013. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders.

Accounts receivable increased 15% during the second quarter of fiscal 2013. Days sales outstanding, on a consolidated basis, were 28 days at March 31, 2013, compared to 25 days at December 30, 2012. The increases in accounts receivable and the related days sales outstanding was primarily due to the effects of timing of shipments and customer payments for receivables related to integrated circuits.
We believe our current cash, cash equivalents and marketable securities and our expected cash flow generated from operations will provide us with flexibility and satisfy our working and other capital requirements over the next fiscal year and beyond based on our current business plans.

•
Our research and development expenditures were $2.3 billion during the first six months of fiscal 2013 and $3.9 billion in fiscal 2012, and we expect to continue to invest heavily in research and development for new technologies, applications and services for voice and data communications, primarily in the wireless industry.

•
Cash outflows for capital expenditures were $494 million during the first six months of fiscal 2013 and $1.3 billion in fiscal 2012, respectively, including approximately $480 million in fiscal 2012 related to the construction of a new manufacturing facility in Taiwan for our QMT division. We expect to continue to incur capital expenditures in the future to support our businesses, including research and development activities. Future capital expenditures may be impacted by transactions that are currently not forecasted.

•
Our purchase obligations for the remainder of fiscal 2013 and for fiscal 2014, some of which relate to research and development activities and capital expenditures, totaled $3.4 billion and $447 million, respectively, at March 31, 2013.

•
We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly, to open new opportunities for our technologies, obtain development resources, grow our patent portfolio or pursue new business.

•
At March 31, 2013, we had loan and debenture liabilities in the aggregate of $1.1 billion, which were classified as held for sale, related to the BWA spectrum won in India that are denominated in Indian rupees. At March 31, 2013, loans in the aggregate of $455 million are due and payable in full on May 31, 2014, one loan in the amount of $76 million is due and payable on December 1, 2014, and $530 million in debentures, including accrued interest, are due and payable in full on June 25, 2017. Each holder has the right to demand redemption of its portion of the debentures outstanding on June 25, 2013 subject to sufficient prior written notice. The loans bear interest at rates that are reset quarterly (9.75% at March 31, 2013); interest payments are due monthly. The debentures bear interest at an agreed-upon annual rate, which is compounded annually and reset semi-annually beginning on June 25, 2013 (10.25% at March 31, 2013) with interest due upon redemption.

Contractual Obligations/Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. Our consolidated balance sheet at March 31, 2013 included an aggregate of $455 million and $76 million in loans and $530 million in debentures that are denominated in Indian rupees and payable in full on May 31, 2014, December 1, 2014 and June 25, 2017, respectively. The debentures can be redeemed by us without penalty on certain dates. Additionally, each holder has the right to demand redemption of its portion of the debentures outstanding on June 25, 2013 subject to sufficient prior written notice. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).
Additional information regarding our financial commitments at March 31, 2013 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 4 — Income Taxes” and “Note 6 — Commitments and Contingencies.”
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
We develop, patent and commercialize technology and products based on CDMA, OFDMA and other communications technologies. Our revenues are dependent upon the commercial deployment of these technologies and our customers’ and licensees’ sales of wireless communications equipment, products and services based on these technologies. Our business may be harmed, and our substantial investments in these technologies may not provide us an adequate return, if:

•	wireless operators delay 3G and/or 3G/4G multimode deployments, expansions or upgrades and/or delay moving 2G customers to 3G, 3G/4G multimode or 4G wireless devices;

•	LTE, an OFDMA-based 4G wireless standard, is not more widely deployed or commercial deployment is delayed;

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
Our business is dependent on our ability to increase our share of components sold and to continue to drive the adoption of our products and services into 3G, 3G/4G multimode and 4G wireless devices and networks. We are also dependent on the success of our customers, licensees, operators of CDMA- and OFDMA-based wireless networks and other industries using our technologies, as well as the timing of their deployment of new products and services, and they may incur lower gross margins on products or services based on these technologies than on products using alternative technologies. If commercial deployment, expansions or upgrades of these technologies or upgrades of 2G subscribers to 3G, 3G/4G multimode or 4G wireless communications equipment, products or services based on these technologies do not continue or are delayed, our revenues could be negatively impacted, and our business could suffer.
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
Companies that promote standards that are neither CDMA- nor OFDMA-based (e.g., GSM) and companies that design integrated circuits based on CDMA, OFDMA or their derivatives are generally competitors or potential competitors. Examples (some of which are strategic partners of ours in other areas) include Broadcom, CSR plc, Ericsson, Freescale, HiSilicon Technologies, Intel, Lantiq, Marvell Technology, MediaTek, nVidia, Renesas Electronics, Samsung, Spreadtrum Communications, Texas Instruments and VIA Telecom. Many of these current and potential competitors have advantages over us that include, among others: motivation by our customers in certain circumstances to find alternate suppliers; foreign government support of other technologies; more extensive relationships with local distribution companies and original equipment manufacturers in emerging geographic regions (e.g., China); and/or a more established presence in certain device markets.
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
Although we have more than 230 CDMA-based licensees, our QTL segment derives a significant portion of licensing revenues from a limited number of licensees. Our future success depends upon the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain customer acceptance. We have little or no control over the sales efforts of our licensees, and our licensees might not be successful. Reductions in the average selling price of wireless devices sold by our major licensees, without a sufficient increase in the volumes of such devices sold, could have an adverse effect on our revenues.
Our licensing revenues can be impacted by the deployment of other technologies in place of technologies based on CDMA, OFDMA and their derivatives, by the need to extend certain existing license agreements that are expiring and/or to cover additional later patents or by the success of our licensing programs for 4G single mode products and in emerging, machine-to-machine (M2M) services markets.
Although we own a very strong portfolio of issued and pending patents related to GSM, GPRS, EDGE, OFDM, OFDMA, WLAN, Multiple Input, Multiple Output (MIMO) and other technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing revenues as our CDMA licensing program. Many wireless operators are investigating or have selected LTE (or to a lesser extent WiMAX) as their next-generation 4G technologies for deployment in existing or future wireless spectrum bands as complementary to their existing CDMA-based networks. While 3G/4G multimode products are generally covered by existing 3G licensing agreements, products that implement 4G and do not implement 3G are generally not covered by existing 3G licensing agreements. Although we believe that our patented technology is essential and useful to implementation of the LTE and WiMAX industry standards and have granted royalty-bearing licenses to more than 50 companies (including LG, Nokia, Samsung, Sony Mobile and ZTE) to make and sell products implementing 4G standards but not implementing 3G standards, the royalty rates for single mode 4G products are generally lower than our royalty rates for 3G and 3G/4G multimode products, and therefore, we might not achieve the same licensing revenues on such LTE or WiMAX products as on 3G-based or 3G/4G-based multimode products. In addition, new connectivity services are emerging that rely on devices that may or may not be used on traditional cellular networks, such as devices used in gaming and the connected home. Standards, even de facto standards, that develop as these technologies mature may impact our ability to obtain royalties that are equivalent to those that we receive for 3G products used in cellular communications. Although we believe that our patented technology is essential and useful to the commercialization of such services, the royalties we receive may be lower than those we receive from our current licensing program.
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
We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes, including our patent portfolio. Policing unauthorized use of our products, technologies and proprietary information is difficult and time consuming. We cannot be certain that the steps we have taken, or may take in the future, will prevent the misappropriation or unauthorized use of our proprietary information and technologies, particularly in foreign countries where the laws may not protect our proprietary intellectual property rights as fully or as readily as United States laws or where the enforcement of such laws may be lacking or ineffective. Some industry participants who have a vested interest in devaluing patents generally, or standards essential patents in particular, have mounted attacks on certain patent systems, increasing the likelihood of changes to established patent laws. In the United States, the remaining provisions of the Leahy-Smith America Invents Act changing patent laws governing, among other things, the granting and enforcement of patents, went into effect in March 2013. Many observers anticipate that in the next few years the European Union will adopt a unitary patent system that may broadly impact that region’s patent regime. We cannot predict with certainty the long-term effects of these changes or proposed changes. In addition, we cannot be certain that the laws and policies of any country or the practices of any standards bodies, foreign or domestic, with respect to intellectual property enforcement or licensing or the adoption of standards, will not be changed in the future in a way detrimental to our licensing program or to the sale or use of our products or technology. We may have difficulty in protecting or enforcing our intellectual property rights and/or contracts in a particular foreign jurisdiction due to, among others: challenges to our licensing practices under such jurisdictions’ competition laws; adoption of mandatory licensing provisions by foreign jurisdictions (either with controlled/regulated royalties or royalty free); failure of foreign courts to recognize and enforce judgments of contract breach and damages issued by courts in the United States; and challenges pending before foreign competition agencies to the pricing and integration of additional features and functionality into our chipset products.
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
Our QCT segment purchases raw materials, component parts, subassemblies and specialized manufacturing equipment from third-party suppliers and contracts with separate suppliers for the manufacture of product inventories, including probe, assembly, test and other services. A reduction, interruption, delay or limitation in our product supply source, a failure by our suppliers to provide or allocate adequate manufacturing or test capacity for our products or their inability to react to shifts in product demand or an increase in raw material or component prices could have an adverse effect on our ability to meet customer demands, our business and/or our profitability. The loss of a supplier or the inability of a supplier to meet performance and quality specifications or delivery schedules could harm our ability to meet our delivery obligations to our customers and negatively impact our revenues, business operations and ability to compete for future business. In the event of a loss of or a decision to change a supplier, qualifying a new foundry supplier and commencing volume production or testing could cause us to incur additional expense and production delays, resulting in possible loss of customers.
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

•
announcements concerning us, our competitors or our customers, including the selection of wireless communications technology by wireless operators and the timing of the roll-out of those systems, the use of our or our competitors’ semiconductor components in wireless devices by certain manufacturers or the business performance of our customers;

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
We engage in acquisitions and strategic transactions and make strategic investments with the goal of maximizing stockholder value. We acquire businesses and other assets, including wireless spectrum, patents and other intangible assets, enter into joint ventures or other strategic transactions and purchase minority equity interests in or make loans to companies that are generally private and early-stage. Our strategic activities are focused on expanding the wireless industry and promoting the global adoption of CDMA, OFDMA or other technologies and related services to enhance our stockholder value. Many of our acquisitions or strategic investments entail a high degree of risk, and investments may not become liquid for several years after the date of the investment, if at all. Our acquisitions or strategic investments (either those we have completed or may undertake in the future) may not generate financial returns or result in increased adoption or continued use of our technologies. In some cases, we may be required to consolidate or record our share of the earnings or losses of companies in which we have acquired ownership interests. In addition, we may record impairment charges related to our strategic investments or other strategic assets, such as wireless spectrum and other intangible assets. Any losses or impairment charges that we incur related to strategic investments or other transactions will have a negative impact on our financial results, and we may continue to incur new or additional losses related to strategic assets or investments that we have not fully impaired or exited.
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
While we continue to believe our QMT division’s next generation IMOD display technology will offer compelling advantages to users of displays, other technologies may continue to improve in ways that reduce the advantages we anticipate. Sales of flat panel displays are currently dominated, and we believe will likely continue to be dominated for some time, by displays based on liquid crystal display (LCD) technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of, LCDs. Additionally, at least one company has commercialized, and several other companies are developing, another flat panel display technology called organic light-emitting diode (OLED), which is competitive with high end LCD technology. In each case, advances in LCD or other flat panel display technologies, such as OLED, could result in technologies that are more cost effective, have fewer display limitations or can be brought to market faster than our IMOD technology. These advances in competing technologies might cause device manufacturers or display suppliers to avoid entering into or continuing licensing and/or commercial relationships with us.
During fiscal 2012, we updated the business plan and related internal forecasts for our QMT division to reflect a focus on licensing our next generation IMOD display technology while directly commercializing only certain IMOD products. We may not evolve our QMT division into a successful licensing business or IMOD product supplier if we are unable to develop our IMOD display technology to meet market demands or to cost-effectively manufacture and commercialize our IMOD products, among other factors. In addition, we have limited experience commercializing IMOD products, and we may be unsuccessful in selling such products. Our QMT division had $1.1 billion in assets (including $136 million in goodwill) at March 31, 2013. If we do not expect to achieve or do not achieve the cash flows anticipated in QMT’s business plan, our assets may become impaired, negatively impacting our operating results, and we may not meet future earnings projections related to this business.
Currency fluctuations could negatively affect future product sales or royalty revenues, harm our ability to collect receivables or increase the U.S. dollar cost of the activities of our foreign subsidiaries and international strategic investments.
Our international customers sell their products throughout the world in various currencies. Consolidated revenues from international customers as a percentage of total revenues were greater than 90% during the first six months of fiscal 2013 and in each of the last three fiscal years. Adverse movements in currency exchange rates may negatively affect our business and our operating results due to a number of factors, including, among others:

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

•	We may need additional cash to settle our loan and debenture obligations, and the related interest, that are denominated in Indian rupees;

•	The U.S. dollar value of our marketable securities that are denominated directly or indirectly in foreign currencies may decline; and

•	Labor and the cost of goods in currencies other than the U.S. dollar may increase, resulting in higher than expected costs.
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
During the third quarter of fiscal 2012, we established our QCT segment’s non-United States headquarters in Singapore. We obtained tax incentives in Singapore, including a tax exemption for the first five years provided that we meet specified employment and incentive criteria in Singapore. Our Singapore tax rate is expected to increase in fiscal 2017 and again in fiscal 2027 as a result of expiration of these incentives. If we do not meet the criteria required to benefit from such incentives, our Singapore tax rate could increase prior to those dates, and our results of operations may be adversely affected.
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
Our future success depends largely upon the continued service of our executive officers and other key management and technical personnel and on our ability to continue to attract, retain and motivate qualified personnel. In addition, implementing our product and business strategy requires specialized engineering and other talent, and our revenues are highly dependent on technological and product innovations. The market for employees in our industry is extremely competitive. Further, existing immigration laws make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the United States, making the pool of available talent even smaller. We continue to anticipate increases in human resource needs, particularly in engineering. If we are unable to attract and retain qualified employees, our business may be harmed.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2012 Annual Report on Form 10-K. At March 31, 2013, there have been no material changes to the market risks described at September 30, 2012 except as described below. Additionally, we do not currently anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
Interest Rate Risk. The following table provides information about our interest-bearing cash and cash equivalents, marketable securities, derivatives, loans and debentures that are sensitive to changes in interest rates. The table presents principal cash flows or notional amounts, as applicable, and weighted-average yield at cost or weighted-average strike price, as applicable, and contractual maturity dates. Additionally, we have assumed that the interest-bearing securities are similar enough within the specified categories to aggregate the securities for presentation purposes.

Interest Rate Sensitivity Amount by Expected Maturity Average Interest Rates (Dollars in millions)

	2013	2014	2015	2016	2017	Thereafter	No Single Maturity	Total
Fixed interest-bearing securities:
Cash and cash equivalents	$1,333	$—	$—	$—	$—	$—	$—	$1,333
Interest rate	0.4%
Trading securities	$64	$363	$231	$62	$56	$182	$595	$1,553
Interest rate	0.9%	2.8%	3.5%	3.8%	4.8%	4.5%	2.8%
Other marketable securities	$987	$1,230	$2,035	$1,425	$1,042	$3,200	$4,597	$14,516
Interest rate	0.8%	2.0%	1.6%	2.4%	2.8%	5.1%	1.9%
Interest rate swaps (receive)	$—	$28	$—	$—	$68	$37	$—	$133
Interest rate		3.0%			8.9%	4.3%
Interest rate swaps (pay)	$—	$—	$—	$4	$17	$16	$—	$37
Interest rate				1.0%	3.4%	4.4%
Interest rate swaptions (call)	$371	$—	$—	$—	$—	$—	$—	$371
Interest rate	3.4%
Interest rate swaptions (put)	$51	$—	$—	$—	$—	$—	$—	$51
Interest rate	3.2%
Floating interest-bearing securities:
Cash and cash equivalents	$2,188	$—	$—	$—	$—	$—	$—	$2,188
Interest rate	0.1%
Trading securities	$—	$5	$3	$8	$—	$8	$142	$166
Interest rate		1.3%	0.8%	1.0%		3.7%	2.4%
Other marketable securities	$181	$1,058	$322	$600	$394	$2,002	$2,190	$6,747
Interest rate	1.2%	1.2%	1.8%	1.5%	4.9%	6.3%	3.6%
Interest rate swaps (receive)	$—	$—	$—	$4	$17	$16	$—	$37
Interest rate				1.0%	1.0%	3.9%
Interest rate swaps (pay)	$—	$28	$—	$—	$68	$37	$—	$133
Interest rate		1.0%			1.0%	2.0%
Loans and debentures (1)	$530	$455	$76	$—	$—	$—	$—	$1,061
Interest rate	10.3%	9.8%	9.8%
_______________________________

(1)	Denominated in Indian rupees.

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
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
A review of our material pending legal proceedings is disclosed in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 6 — Commitments and Contingencies,” in Part I, Item 1. We are also engaged in numerous other legal actions arising in the ordinary course of our business and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

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
On March 5, 2013, we announced that we have been authorized to repurchase up to $5.0 billion of our common stock. At March 31, 2013, $5.0 billion remained available for repurchase. While we did not repurchase any common stock during the second quarter of fiscal 2013, we continue to evaluate repurchases under this program, subject to periodic determinations that repurchases are in the best interest of our stockholders. The stock repurchase program has no expiration date.

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

10.112	2006 Long-Term Incentive Plan, as amended and restated. (5)
10.113	Amended and Restated QUALCOMM Incorporated 2001 Employee Stock Purchase Plan. (5)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George S. Davis.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Paul E. Jacobs.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for George S. Davis.
101.INS	XBRL Instance Document. (6)
101.SCH	XBRL Taxonomy Extension Schema. (6)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (6)
101.LAB	XBRL Taxonomy Extension Labels Linkbase. (6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (6)
101.DEF	XBRL Taxonomy Extension Definition Linkbase. (6)
_______________________________

(1)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 30, 2005.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 11, 2012.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 12, 2006.

(5)	Indicates management or compensatory plan or arrangement.

(6)	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
/s/ George S. Davis
George S. Davis
Executive Vice President and
Chief Financial Officer

Dated: April 24, 2013