Form 10-Q
period 2013-06-30
QUALCOMM INC/DE
filed 2013-07-24
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 22, 2013, was as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,715,425,829

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	June 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,533	$3,807
Marketable securities	8,928	8,567
Accounts receivable, net	1,949	1,459
Inventories	1,727	1,030
Deferred tax assets	329	309
Other current assets	506	473
Total current assets	15,972	15,645
Marketable securities	18,941	14,463
Deferred tax assets	1,446	1,412
Assets held for sale	—	1,109
Property, plant and equipment, net	2,974	2,851
Goodwill	3,995	3,917
Other intangible assets, net	2,690	2,938
Other assets	791	677
Total assets	$46,809	$43,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,850	$1,298
Payroll and other benefits related liabilities	713	664
Unearned revenues	482	545
Liabilities held for sale	—	1,072
Other current liabilities	1,983	1,723
Total current liabilities	5,028	5,302
Unearned revenues	3,679	3,739
Other liabilities	519	426
Total liabilities	9,226	9,467

Commitments and contingencies (Note 6)

Stockholders’ equity:
Qualcomm stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,722 and 1,706 shares issued
and outstanding, respectively	—	—
Paid-in capital	12,316	11,956
Retained earnings	24,564	20,701
Accumulated other comprehensive income	698	866
Total Qualcomm stockholders’ equity	37,578	33,523
Noncontrolling interests	5	22
Total stockholders’ equity	37,583	33,545
Total liabilities and stockholders’ equity	$46,809	$43,012

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Revenues:
Equipment and services	$4,286	$2,948	$12,474	$9,253
Licensing	1,957	1,678	5,911	4,998
Total revenues	6,243	4,626	18,385	14,251

Operating expenses:
Cost of equipment and services revenues	2,497	1,719	7,106	5,255
Research and development	1,298	974	3,618	2,801
Selling, general and administrative	613	544	1,861	1,643
Other	158	7	158	104
Total operating expenses	4,566	3,244	12,743	9,803

Operating income	1,677	1,382	5,642	4,448

Investment income, net (Note 3)	233	199	730	589
Income from continuing operations before income taxes	1,910	1,581	6,372	5,037
Income tax expense	(332)	(375)	(1,028)	(993)
Income from continuing operations	1,578	1,206	5,344	4,044
Discontinued operations, net of income taxes	—	(3)	—	753
Net income	1,578	1,203	5,344	4,797
Net loss attributable to noncontrolling interests	2	4	8	41
Net income attributable to Qualcomm	$1,580	$1,207	$5,352	$4,838

Basic earnings per share attributable to Qualcomm:
Continuing operations	$0.91	$0.70	$3.11	$2.40
Discontinued operations	—	—	—	0.45
Net income	$0.91	$0.70	$3.11	$2.85
Diluted earnings per share attributable to Qualcomm:
Continuing operations	$0.90	$0.69	$3.04	$2.35
Discontinued operations	—	—	—	0.43
Net income	$0.90	$0.69	$3.04	$2.78
Shares used in per share calculations:
Basic	1,727	1,715	1,720	1,699
Diluted	1,765	1,758	1,760	1,740

Dividends per share announced	$0.35	$0.25	$0.85	$0.68

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Net income	$1,578	$1,203	$5,344	$4,797
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation	(16)	(22)	(23)	(33)
Reclassification of foreign currency translation losses included in net income (Note 1)	11	—	11	—
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain available-for-sale debt securities	—	(2)	(1)	2
Reclassification of other-than-temporary losses on available-for-sale securities included in net income	14	14	24	39
Net unrealized (losses) gains on other available-for-sale securities and derivative instruments	(298)	(139)	(51)	355
Reclassification of net realized gains on available-for-sale securities and derivative instruments included in net income	(35)	(44)	(129)	(101)
Total other comprehensive (loss) income	(324)	(193)	(169)	262
Total comprehensive income	1,254	1,010	5,175	5,059
Comprehensive loss attributable to noncontrolling interests	3	6	9	44
Comprehensive income attributable to Qualcomm	$1,257	$1,016	$5,184	$5,103

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	June 30, 2013	June 24, 2012
Operating Activities:
Net income	$5,344	$4,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	744	640
Gain on sale of wireless spectrum	—	(1,179)
Revenues related to non-monetary exchanges	(93)	(92)
Income tax provision in excess of income tax payments	220	239
Non-cash portion of share-based compensation expense	831	752
Incremental tax benefits from share-based compensation	(178)	(127)
Net realized gains on marketable securities and other investments	(239)	(214)
Other items, net	274	26
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(445)	(249)
Inventories	(699)	(53)
Other assets	(111)	(31)
Trade accounts payable	598	197
Payroll, benefits and other liabilities	52	(412)
Unearned revenues	(30)	295
Net cash provided by operating activities	6,268	4,589
Investing Activities:
Capital expenditures	(808)	(1,034)
Purchases of available-for-sale securities	(12,112)	(11,804)
Proceeds from sales of available-for-sale securities	7,337	5,774
Purchases of trading securities	(2,658)	(2,280)
Proceeds from sales of trading securities	2,365	1,297
Proceeds from sale of wireless spectrum	—	1,925
Acquisitions and other investments, net of cash acquired	(179)	(677)
Other items, net	68	(76)
Net cash used by investing activities	(5,987)	(6,875)
Financing Activities:
Borrowing under loans and debentures	534	710
Repayment of loans and debentures	(492)	(591)
Proceeds from issuance of common stock	964	1,358
Incremental tax benefits from share-based compensation	178	127
Repurchases and retirements of common stock	(1,289)	(472)
Dividends paid	(1,463)	(1,158)
Change in obligation under securities lending	27	203
Other items, net	8	83
Net cash (used) provided by financing activities	(1,533)	260
Changes in cash and cash equivalents held for sale	(15)	—
Effect of exchange rate changes on cash and cash equivalents	(7)	(24)
Net decrease in cash and cash equivalents	(1,274)	(2,050)
Cash and cash equivalents at beginning of period	3,807	5,462
Cash and cash equivalents at end of period	$2,533	$3,412

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
Financial Statement Preparation. These condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (collectively with its subsidiaries, the Company or Qualcomm) in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim data includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three-month and nine-month periods ended June 30, 2013 and June 24, 2012 included 13 weeks and 39 weeks, respectively.
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
Deconsolidation of the BWA Subsidiaries. In fiscal 2010, the Company established subsidiaries in India to operate a wireless network using Broadband Wireless Access (BWA) spectrum (the BWA subsidiaries). In June 2012, Bharti Airtel Limited (Bharti), an Indian wireless network operator, purchased shares in the BWA subsidiaries that were held by two third-party Indian investors, and the BWA subsidiaries issued additional equity interests to Bharti for $85 million, reducing the Company’s ownership interest in each of the BWA subsidiaries to 51%. The Company’s agreement with Bharti provides that Bharti’s ownership interest will increase over time to 100% by December 2014 if certain conditions are met. On June 25, 2013, the BWA subsidiaries issued additional equity interests to Bharti for $11 million, further reducing the Company’s ownership interests to 49%, and redeemed all of the outstanding debentures using funding provided by Bharti through a subordinated note (Note 6). Also, Bharti gained additional power over significant activities through certain leadership changes. These events resulted in a change in control of the BWA subsidiaries and therefore, the BWA subsidiaries were deconsolidated from the Company’s financial statements. Prior to the deconsolidation, the assets and liabilities of the BWA subsidiaries were classified as held for sale.
As a result of the deconsolidation, the Company recognized a gain in net investment income of $22 million measured as the difference between (a) the net fair values of the retained noncontrolling investment and the Company’s guarantee of the former BWA subsidiaries’ bank loans (Note 6) and (b) the carrying values of the former BWA subsidiaries’ net assets, including cumulative translation losses and noncontrolling interests. Total assets and total liabilities were reduced by $1.0 billion and $999 million, respectively. Such assets and liabilities consisted primarily of wireless spectrum, network-related assets and loan obligations. The deconsolidation of these amounts represented a noncash investing and noncash financing transaction and was not reflected in the statement of cash flows for the nine months ended June 30, 2013. The fair value of the Company’s retained noncontrolling investment of $50 million was determined by applying a discounted cash flow valuation model to the estimated cash proceeds that the Company expects to receive upon the sale of its shares to Bharti.
Earnings Per Common Share. Basic earnings per common share is computed by dividing net income attributable to Qualcomm by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income attributable to Qualcomm by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost for future service that the Company has not yet recognized, if any, and the estimated tax benefits that would be recorded in paid-in capital when an award is settled, if any, are assumed to be used to repurchase shares in the current period. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three and nine months ended June 30, 2013 were 37,927,000 and 40,132,000, respectively. The incremental dilutive common share equivalents, calculated using the treasury stock method, for the three and nine months ended June 24, 2012 were 42,531,000 and 41,228,000, respectively.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Employee stock options to purchase approximately 328,000 and 433,000 shares of common stock during the three and nine months ended June 30, 2013, respectively, and employee stock options to purchase approximately 597,000 and 1,858,000 shares of common stock during the three and nine months ended June 24, 2012, respectively, were outstanding but not included in the calculation of diluted earnings per common share because the effect would be anti-dilutive. At June 24, 2012, one put option remained outstanding, which gave the holder the right to sell 4,000,000 shares of common stock to the Company. No put options were outstanding during the three and nine months ended June 30, 2013. In addition, other common stock equivalents of 392,000 and 156,000 shares outstanding during the three and nine months ended June 30, 2013, respectively, and 5,892,000 and 2,433,000 shares outstanding during the three and nine months ended June 24, 2012, respectively, were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive.
Share-Based Compensation. Total estimated share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Cost of equipment and services revenues	$18	$19	$55	$55
Research and development	166	141	479	394
Selling, general and administrative	96	104	297	302
Continuing operations	280	264	831	751
Related income tax benefit	(58)	(54)	(169)	(163)
Continuing operations, net of income taxes	222	210	662	588
Discontinued operations, net of income taxes	—	—	—	1
	$222	$210	$662	$589
The Company recorded $152 million and $169 million in share-based compensation expense during the nine months ended June 30, 2013 and June 24, 2012, respectively, related to share-based awards granted during those periods.
At June 30, 2013, total unrecognized compensation costs related to non-vested stock options and restricted stock units granted prior to that date were $94 million and $1.4 billion, respectively, which are expected to be recognized over weighted-average periods of 0.7 and 2.0 years, respectively. During the nine months ended June 30, 2013 and June 24, 2012, net share-based awards granted, after forfeitures and cancellations, represented 0.7% and 0.9%, respectively, of outstanding shares as of the beginning of each fiscal period, and total share-based awards granted represented 0.8% and 1.0%, respectively, of outstanding shares as of the end of each fiscal period.

Note 2 — Composition of Certain Financial Statement Items

Accounts Receivable (in millions)	June 30, 2013	September 30, 2012
Trade, net of allowances for doubtful accounts of $2 and $1, respectively	$1,855	$1,418
Long-term contracts	30	32
Other	64	9
	$1,949	$1,459

Inventories (in millions)	June 30, 2013	September 30, 2012
Raw materials	$8	$19
Work-in-process	874	531
Finished goods	845	480
	$1,727	$1,030

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property, Plant and Equipment. During the third quarter of fiscal 2012, the Company’s QMT division updated its business plan to focus on licensing its next generation interferometric modulator (IMOD) display technology while directly commercializing certain IMOD products. In the course of pursuing its licensing model, the Company considered various alternatives for certain property, plant and equipment. During the third quarter of fiscal 2013 as a continuation of evaluating these alternatives, the Company revised its estimates with respect to expected cash flows from certain property, plant and equipment that comprise a QMT asset group and recorded an impairment charge of $158 million in other operating expenses (Note 8). The Company also considered whether a triggering event had occurred in the third quarter of fiscal 2013 that would require impairment testing for its other QMT asset groups and goodwill and concluded that no such event had occurred, and as such, that additional impairment testing was not required.

Other Current Liabilities (in millions)	June 30, 2013	September 30, 2012
Customer incentives and other customer-related liabilities	$1,491	$1,107
Other	492	616
	$1,983	$1,723

Note 3 — Investment Income, Net (in millions)

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Interest and dividend income	$182	$156	$529	$431
Interest expense	(7)	(18)	(22)	(74)
Net realized gains on marketable securities	21	68	189	195
Net realized gains on other investments	39	2	50	19
Impairment losses on marketable securities	(22)	(21)	(37)	(58)
Impairment losses on other investments	(5)	—	(12)	(6)
Net gains on derivative instruments	5	13	17	87
Net gains on deconsolidation of subsidiaries	21	—	21	—
Equity in net losses of investees	(1)	(1)	(5)	(5)
	$233	$199	$730	$589

Note 4 — Income Taxes
The Company estimates its annual effective income tax rate to be approximately 16% for fiscal 2013, which is less than the 19% effective income tax rate for fiscal 2012. During the second quarter of fiscal 2013, the United States government reinstated the federal research and development tax credit retroactively to January 1, 2012 and extended the credit through December 31, 2013. As a result of the reinstatement, the Company recorded a tax benefit of $64 million related to fiscal 2012 in the second quarter of fiscal 2013. The annual effective income tax rate for fiscal 2013 also reflects the tax benefit from such reinstatement for fiscal 2013, while the fiscal 2012 annual effective income tax rate only reflected the United States federal research and development credit generated through December 31, 2011, the date on which the credit originally expired. Tax benefits from foreign earnings taxed at rates that are less than the United States federal tax rate are expected to be approximately 17% of earnings before taxes for fiscal 2013 as compared to 15% in fiscal 2012.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 — Stockholders’ Equity
Changes in stockholders’ equity for the nine months ended June 30, 2013 were as follows (in millions):

	Qualcomm Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at September 30, 2012	$33,523	$22	$33,545
Net income (loss)	5,352	(8)	5,344
Other comprehensive loss	(168)	(1)	(169)
Common stock issued under employee benefit plans and related tax benefits, net of shares withheld for taxes	790	—	790
Share-based compensation	857	—	857
Dividends	(1,489)	—	(1,489)
Stock repurchases	(1,289)	—	(1,289)
Issuance of subsidiary shares to noncontrolling interest	5	6	11
Deconsolidation of subsidiaries	—	(17)	(17)
Other	(3)	3	—
Balance at June 30, 2013	$37,578	$5	$37,583
Accumulated Other Comprehensive Income. Components of accumulated other comprehensive income in Qualcomm stockholders’ equity consisted of the following (in millions):

	June 30, 2013	September 30, 2012
Foreign currency translation	$(118)	$(107)
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain available-for-sale debt securities, net of income taxes	25	29
Net unrealized gains on other available-for-sale securities, net of income taxes	763	942
Net unrealized gains on derivative instruments, net of income taxes	28	2
	$698	$866
At June 30, 2013 and September 30, 2012, accumulated other comprehensive income included $1 million and $7 million, respectively, of other-than-temporary losses on certain available-for-sale debt securities related to factors other than credit, net of income taxes.
Stock Repurchase Program. During the nine months ended June 30, 2013 and June 24, 2012, the Company repurchased and retired 21,009,000 and 8,606,000 shares, respectively, of the Company’s common stock for $1.3 billion and $471 million, respectively, before commissions. On March 5, 2013, the Company announced that it had been authorized to repurchase up to $5.0 billion of the Company’s common stock. The stock repurchase program has no expiration date. At June 30, 2013, $4.0 billion remained available for repurchase under the Company’s stock repurchase program. Since June 30, 2013, the Company repurchased 8,404,000 shares of common stock for $512 million.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Dividends. On July 17, 2013, the Company announced a cash dividend of $0.35 per share on the Company’s common stock, payable on September 25, 2013 to stockholders of record as of September 4, 2013. During the nine months ended June 30, 2013 and June 24, 2012, dividends charged to retained earnings were as follows (in millions, except per share data):

	2013		2012
	Per Share	Total	Per Share	Total
First quarter	$0.250	$435	$0.215	$368
Second quarter	0.250	439	0.215	377
Third quarter	0.350	615	0.250	429
	$0.850	$1,489	$0.680	$1,174

Note 6 — Commitments and Contingencies
Legal Proceedings. Tessera, Inc. v. QUALCOMM Incorporated: On April 17, 2007, Tessera filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas and a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against the Company and other companies, alleging infringement of two patents. The district court action was stayed pending resolution of the ITC proceeding, including all appeals. On May 20, 2009, the ITC issued a limited exclusion order and a cease and desist order, both of which were terminated when the patents expired on September 24, 2010. During the period of the exclusion order, the Company shifted supply of accused chips for customers who manufacture products that may be imported to the United States to a licensed supplier of Tessera, and the Company continued to supply those customers without interruption. The ITC’s orders were affirmed on appeal, and on November 28, 2011, the United States Supreme Court denied the Company’s petition for review. On January 18, 2012, pursuant to the parties’ stipulation, the District Court in the Eastern District of Texas lifted the stay and ordered that the case be moved to the United States District Court for the Northern District of California. On March 1, 2012, that court consolidated the case with an earlier-filed lawsuit filed by Tessera against multiple parties, including some of the Company’s semiconductor chip package suppliers. The court has set April 24, 2014 as the hearing date for claims construction and any summary judgment motions that may be filed. Trial is scheduled for August 25, 2014. Tessera may continue to seek alleged past damages in the district court, but it cannot obtain injunctive relief due to the expiration of the patents.
MicroUnity Systems Engineering, Inc. v. QUALCOMM Incorporated, et al.: MicroUnity filed a total of three patent infringement complaints, on March 16, 2010, June 3, 2010 and January 27, 2011, against the Company and a number of other technology companies, including Texas Instruments, Samsung, Apple, Nokia, Google and HTC, in the United States District Court for the Eastern District of Texas. MicroUnity alleged that certain of the Company’s Qualcomm Snapdragon products infringed 10 of MicroUnity’s patents and sought damages and injunctive and other relief. The court consolidated the actions in May 2011. Trial was scheduled for June 3, 2013. On May 10, 2013, consistent with the previously disclosed settlement arrangement, MicroUnity and the Company entered into an agreement pursuant to which the parties agreed to dismiss with prejudice all claims against each other, MicroUnity licensed to the Company the patents-in-suit and the MicroUnity patent portfolio, and the Company paid to MicroUnity an amount that is not material to the Company’s financial statements. The case was dismissed with prejudice on May 16, 2013.
MOSAID Technologies Incorporated v. Dell, Inc. et al.: On March 16, 2011, MOSAID filed a complaint against Atheros Communications, Inc. (Atheros Communications), which the Company acquired in May 2011 and renamed Qualcomm Atheros, Inc. (Qualcomm Atheros), and 32 other entities in the United States District Court for the Eastern District of Texas. MOSAID’s complaint against Atheros Communications alleged that certain of its WiFi products infringed six MOSAID patents. MOSAID sought damages for the relevant statutory period prior to May 2011. A claim construction hearing was held on April 16, 2013, and trial was scheduled for January 8, 2014. On July 17, 2013, MOSAID and the Company entered into an agreement pursuant to which MOSAID agreed to dismiss with prejudice all claims against the Company, licensed to the Company certain MOSAID patents and provided other considerations, and the Company will pay to MOSAID an amount that is not material to the Company’s financial statements.
ParkerVision, Inc. v. QUALCOMM Incorporated: On July 20, 2011, ParkerVision filed a complaint against the Company in the United States District Court for the Middle District of Florida alleging that certain of the Company’s

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

products infringe seven of its patents alleged to cover direct down-conversion receivers. ParkerVision’s complaint seeks damages and injunctive and other relief. On February 28, 2012, ParkerVision filed an amended complaint dropping two patents from the case and adding one new patent. On January 22, 2013, the court granted in part ParkerVision’s motion to dismiss the Company’s counterclaim for inequitable conduct, and the Company subsequently withdrew the remainder of its inequitable conduct counterclaim. On February 20, 2013, the court issued its claim construction order. The Company filed its amended answer and counterclaims on April 11, 2013. Trial is scheduled for October 7, 2013.
Icera Complaint to the European Commission: On June 7, 2010, the European Commission (the Commission) notified and provided the Company with a redacted copy of a complaint filed with the Commission by Icera, Inc. alleging that the Company has engaged in anticompetitive activity. The Company was asked by the Commission to submit a preliminary response to the portions of the complaint disclosed to it, and the Company submitted its response in July 2010. On October 19, 2011, the Commission notified the Company that it should provide to the Commission additional documents and information. On January 16, 2012, the Company provided additional documents and information in response to that request. On July 10, 2013, the Commission ordered the Company to provide additional documents and information. The Company continues to cooperate fully with the Commission’s preliminary investigation.
Korea Fair Trade Commission (KFTC) Complaint: On January 4, 2010, the KFTC issued a written decision finding that the Company had violated South Korean law by offering certain discounts and rebates for purchases of its CDMA chips and for including in certain agreements language requiring the continued payment of royalties after all licensed patents have expired. The KFTC levied a fine, which the Company paid in the second quarter of fiscal 2010. The Company appealed to the Seoul High Court, and on June 19, 2013, the Seoul High Court affirmed the KFTC’s decision. On July 4, 2013, the Company filed an appeal with the Korea Supreme Court.
Japan Fair Trade Commission (JFTC) Complaint: The JFTC received unspecified complaints alleging that the Company’s business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order concluding that the Company’s Japanese licensees were forced to cross-license patents to the Company on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against the Company’s other licensees who made a similar commitment in their license agreements with the Company. The cease and desist order seeks to require the Company to modify its existing license agreements with Japanese companies to eliminate these provisions while preserving the license of the Company’s patents to those companies. The Company disagrees with the conclusions that it forced its Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate the Japanese Antimonopoly Act. The Company has invoked its right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted the Company’s motion and issued a stay of the cease and desist order pending the administrative hearing before the JFTC. The JFTC has held hearings on 18 different dates, with another hearing scheduled for July 31, 2013 and additional hearing dates yet to be scheduled.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$250,000, excluding employment compensation. The Company is continuing to investigate the circumstances relating to providing these benefits and is attempting to identify whether any other benefits were provided.
The Company is continuing to cooperate with the SEC and the DOJ, but is unable to predict the outcome of their investigations.
The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. Other than the amount payable to MOSAID, the Company has not recorded any accrual at June 30, 2013 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. Nonetheless, the unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in numerous other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.
Loans and Debentures. The Company’s former BWA subsidiaries (Note 1) have debt obligations in connection with the BWA spectrum won in India in June 2010 and payment of $81 million to the India Government’s Department of Telecommunications in March 2012, which was recorded as a charge to other operating expenses in the second quarter of fiscal 2012. On June 25, 2013, all outstanding debentures ($492 million, including accrued interest) were redeemed in full by the former BWA subsidiaries using funding provided by Bharti in the form of subordinated debt, and the Company’s related indemnification agreements were terminated.
The former BWA subsidiaries’ debt obligations include loans from multiple lenders that are guaranteed by QUALCOMM Incorporated and one of its wholly owned subsidiaries and are denominated in Indian rupees. The fair value of the guarantee was recorded as a liability when the Company deconsolidated the BWA subsidiaries (Note 1). The majority of the loans ($415 million at June 30, 2013) are due and payable on May 31, 2014; the remaining loan ($69 million at June 30, 2013) is due and payable on December 1, 2014. All of the loans bear interest at an annual rate based on the highest rate of the relevant bank, which is reset quarterly, plus 0.25% (9.75% for the majority of the loans and 9.50% for the remaining loan at June 30, 2013) with interest payments due monthly. All of the loans can be prepaid without penalty on certain dates. As a condition to the next step in Bharti’s acquisition of the Company’s interests in the former BWA subsidiaries, which is expected to occur in calendar 2013, Bharti will provide funding to the former BWA subsidiaries, and all of the outstanding amounts under the loans that are due on May 31, 2014 will be repaid such that the Company’s guarantee obligations related to those loans will stand fully and completely discharged. The loan agreements also define certain events of default, including, among other things, if certain government authorizations are revoked, terminated, withdrawn, suspended, modified or withheld.
Indemnifications. The Company generally does not indemnify its customers or licensees for losses sustained from infringement of third-party intellectual property rights. However, the Company is contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent infringement by products or services sold or provided by the Company. The Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company. Under Qualcomm Atheros’ legacy software license and product sales agreements, Qualcomm Atheros agreed, subject to restrictions and after certain conditions are met, to indemnify and defend its licensees and customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the licensees or customers. Through June 30, 2013, Qualcomm Atheros has received a number of claims from its direct and indirect customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by its products.
These indemnification arrangements are not initially measured and recognized at fair value because they are deemed to be similar to product warranties in that they relate to claims and/or other actions that could impair the ability of the Company’s direct or indirect customers to use the Company’s products or services. Accordingly, the Company records liabilities resulting from the arrangements when they are probable and can be reasonably estimated. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at June 30, 2013 associated with these

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

indemnification arrangements, other than insignificant amounts, based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time.
Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Noncancelable obligations under these agreements at June 30, 2013 for the remainder of fiscal 2013 and for each of the subsequent four years from fiscal 2014 through 2017 were approximately $2.9 billion, $749 million, $169 million, $34 million and $4 million, respectively, and $11 million thereafter. Of these amounts, for the remainder of fiscal 2013 through fiscal 2015, commitments to purchase integrated circuit product inventories comprised $2.6 billion, $544 million and $79 million, respectively.
Leases. The future minimum lease payments for all capital leases and operating leases at June 30, 2013 by fiscal year were as follows (in millions):

	Capital Leases	Operating Leases	Total
Remainder of fiscal 2013	$—	$20	$20
2014	2	79	81
2015	2	65	67
2016	2	54	56
2017	2	40	42
Thereafter	35	69	104
Total minimum lease payments	$43	$327	$370
Deduct: Amounts representing interest	22
Present value of minimum lease payments	21
Deduct: Current portion of capital lease obligations	1
Long-term portion of capital lease obligations	$20
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

Note 7 — Segment Information
The Company is organized on the basis of products and services. The Company aggregates four of its divisions into the QWI segment and two of its divisions into the QSI segment. Reportable segments are as follows:

•
QCT (Qualcomm CDMA Technologies) segment — develops and supplies integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products.

•
QTL (Qualcomm Technology Licensing) segment — grants licenses or otherwise provides rights to use portions of the Company’s intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives, and QTL collects license fees as well as royalties based on sales by licensees of products incorporating or using the Company’s intellectual property.

•	QWI (Qualcomm Wireless & Internet) segment — comprised of:

•
Omnitracs division — provides fleet management, satellite- and terrestrial-based two-way wireless information and position reporting and other services, software and hardware to transportation and logistics companies;

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	QIS (Qualcomm Internet Services) division — provides content enablement services for the wireless industry and push-to-talk and other software products and services for wireless network operators;

•
QGOV (Qualcomm Government Technologies) division — provides development and other services and related products involving wireless communications technologies to government agencies and their contractors; and

•	QRS (Qualcomm Retail Solutions) division — builds and manages software applications that enable certain mobile commerce services.

•
QSI (Qualcomm Strategic Initiatives) segment — comprised of the Company’s Qualcomm Ventures and Structured Finance & Strategic Investments divisions. QSI makes strategic investments that the Company believes will open new opportunities for its technologies, support the design and introduction of new products or services for voice and data communications or possess unique capabilities or technology. Many of these strategic investments are in early-stage companies. QSI also holds wireless spectrum. QSI’s FLO TV division was presented as discontinued operations in fiscal 2012. All discontinued operations were attributable to Qualcomm.

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

	QCT	QTL	QWI	QSI	Reconciling Items	Total
For the three months ended:
June 30, 2013
Revenues	$4,222	$1,867	$158	$—	$(4)	$6,243
EBT	738	1,633	(16)	51	(496)	1,910
June 24, 2012
Revenues	$2,869	$1,593	$160	$—	$4	$4,626
EBT	472	1,407	(6)	(16)	(276)	1,581

For the nine months ended:
June 30, 2013
Revenues	$12,258	$5,680	$459	$—	$(12)	$18,385
EBT	2,487	4,968	(20)	66	(1,129)	6,372
June 24, 2012
Revenues	$9,012	$4,755	$471	$—	$13	$14,251
EBT	1,810	4,215	(15)	(149)	(824)	5,037

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reconciling items in the previous table were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Revenues
Nonreportable segments	$(2)	$5	$(8)	$16
Intersegment eliminations	(2)	(1)	(4)	(3)
	$(4)	$4	$(12)	$13
EBT
Unallocated cost of equipment and services revenues	$(82)	$(73)	$(258)	$(211)
Unallocated research and development expenses	(201)	(181)	(591)	(519)
Unallocated selling, general and administrative expenses	(112)	(114)	(376)	(397)
Unallocated investment income, net	176	204	644	622
Nonreportable segments	(277)	(112)	(548)	(319)
	$(496)	$(276)	$(1,129)	$(824)
QCT revenues for the three and nine months ended on both June 30, 2013 and June 24, 2012 included $1 million and $3 million of intersegment revenues, respectively. All other revenues for reportable segments were from external customers for all periods presented.
Amounts included in unallocated expenses related to the amortization and impairment of certain intangible assets, contract terminations and the recognition of the step-up of inventories to fair value that resulted from acquisitions were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Unallocated cost of equipment and services revenues	$64	$54	$203	$156
Unallocated research and development expenses	1	—	2	—
Unallocated selling, general and administrative expenses	6	7	20	21
Segment assets are comprised of accounts receivable and inventories for all reportable segments other than QSI. QSI segment assets include marketable securities, notes receivable, wireless spectrum, other investments and all assets of consolidated subsidiaries included in QSI. Reconciling items for total consolidated assets included $878 million and $1.1 billion at June 30, 2013 and September 30, 2012, respectively, of property, plant and equipment and goodwill related to the Company’s QMT division. Total segment assets also differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, goodwill, other intangible assets and assets of nonreportable segments. Segment assets and reconciling items were as follows (in millions):

	June 30, 2013	September 30, 2012
QCT	$3,441	$2,278
QTL	40	63
QWI	126	129
QSI	540	1,424
Reconciling items	42,662	39,118
Total consolidated assets	$46,809	$43,012

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2013 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,278	$681	$—	$1,959
Marketable securities
U.S. Treasury securities and government-related securities	870	816	—	1,686
Corporate bonds and notes	—	15,029	—	15,029
Mortgage- and asset-backed securities	—	1,253	304	1,557
Auction rate securities	—	—	83	83
Common and preferred stock	1,506	854	—	2,360
Equity funds	1,354	—	—	1,354
Debt funds	2,261	3,539	—	5,800
Total marketable securities	5,991	21,491	387	27,869
Derivative instruments	1	65	—	66
Other investments	230	—	—	230
Total assets measured at fair value	$7,500	$22,237	$387	$30,124
Liabilities
Derivative instruments	$—	$12	$—	$12
Other liabilities	230	—	—	230
Total liabilities measured at fair value	$230	$12	$—	$242
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Activity between Levels of the Fair Value Hierarchy. There were no significant transfers between Level 1 and Level 2 during the nine months ended June 30, 2013 or June 24, 2012. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table includes the activity for marketable securities and other liabilities classified within Level 3 of the valuation hierarchy (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended June 30, 2013		Nine Months Ended June 24, 2012
	Auction Rate Securities	Other Marketable Securities	Auction Rate Securities	Other Marketable Securities	Other Liabilities
Beginning balance of Level 3	$118	$203	$124	$27	$7
Total realized and unrealized gains or losses:
Included in investment income, net	—	4	—	2	(7)
Included in other comprehensive income	1	(2)	—	1	—
Purchases	—	157	—	110	—
Sales	—	(10)	—	—	—
Settlements	(36)	(66)	(4)	(17)	—
Transfers into Level 3	—	18	—	15	—
Ending balance of Level 3	$83	$304	$120	$138	$—
The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the fiscal month in which the actual event or change in circumstances that caused the transfer occurs. Transfers into Level 3 during the nine months ended June 30, 2013 and June 24, 2012 primarily consisted of debt securities with significant inputs that became unobservable as a result of an increased likelihood of a shortfall in contractual cash flows or a significant downgrade in credit ratings.
Nonrecurring Fair Value Measurements. The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the third quarter of fiscal 2013, certain property, plant and equipment related to the Company’s QMT division were written down to their estimated fair values resulting in an impairment charge of $158 million (Note 2). Such fair value was determined by estimating the future cash flows from the assets using a probability-weighted average of potential outcomes. The estimation of fair values and cash flows used in these fair value measurements required the use of significant unobservable inputs, and as a result, the fair value measurements were classified as Level 3. At June 30, 2013, the carrying value of the QMT division’s property, plant and equipment was $745 million. During the nine months ended June 30, 2013 and June 24, 2012, the Company did not have any other significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 — Marketable Securities
Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	June 30, 2013	September 30, 2012	June 30, 2013	September 30, 2012
Trading:
U.S. Treasury securities and government-related securities	$225	$196	$239	$254
Corporate bonds and notes	276	283	307	176
Mortgage- and asset-backed securities	—	—	185	120
Total trading	501	479	731	550
Available-for-sale:
U.S. Treasury securities and government-related securities	251	362	971	592
Corporate bonds and notes	4,711	4,554	9,735	7,570
Mortgage- and asset-backed securities	1,031	1,157	341	241
Auction rate securities	—	—	83	118
Common and preferred stock	22	57	2,338	2,030
Equity funds	—	—	1,354	1,126
Debt funds	2,412	1,958	2,854	1,716
Total available-for-sale	8,427	8,088	17,676	13,393
Fair value option:
Debt fund	—	—	534	520
Total marketable securities	$8,928	$8,567	$18,941	$14,463
The Company holds an investment in a debt fund for which the Company elected the fair value option because the Company is able to redeem its shares at net asset value, which is determined daily. The investment would have otherwise been recorded using the equity method. The debt fund has no single maturity date. At June 30, 2013, the Company had an effective ownership interest in the debt fund of 21%. During the three months ended June 30, 2013, a decrease in fair value associated with this investment of $4 million was recognized in net investment income. During the nine months ended June 30, 2013, an increase in fair value associated with this investment of $14 million was recognized in net investment income. During the three and nine months ended June 24, 2012, increases in fair value associated with this investment of $5 million and $27 million, respectively, were recognized in net investment income.
The Company classifies certain portfolios of debt securities that utilize derivative instruments to acquire or reduce foreign exchange and/or equity, prepayment and credit risk as trading. Net losses recognized on debt securities classified as trading still held at June 30, 2013 were $21 million and $36 million for the three and nine months ended June 30, 2013, respectively. Net gains recognized on debt securities classified as trading still held at June 24, 2012 were $4 million for the nine months ended June 24, 2012. Net losses recognized on debt securities classified as trading still held at June 24, 2012 were $6 million for the three months ended June 24, 2012.
At June 30, 2013, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity
Less Than One Year	One to Five Years	Five to Ten Years	Greater Than Ten Years	No Single Maturity Date	Total
$2,403	$8,024	$3,900	$1,341	$6,721	$22,389
Debt securities with no single maturity date included debt funds, mortgage- and asset-backed securities and auction rate securities.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recorded realized gains and losses on sales of available-for-sale securities as follows (in millions):

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains
For the three months ended
June 30, 2013	$52	$(5)	$47
June 24, 2012	76	(7)	69

For the nine months ended
June 30, 2013	$204	$(14)	$190
June 24, 2012	177	(14)	163
Available-for-sale securities were comprised as follows (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2013
Equity securities	$2,929	$821	$(36)	$3,714
Debt securities (including debt funds)	22,284	424	(319)	22,389
	$25,213	$1,245	$(355)	$26,103
September 30, 2012
Equity securities	$2,599	$628	$(14)	$3,213
Debt securities (including debt funds)	17,714	573	(19)	18,268
	$20,313	$1,201	$(33)	$21,481
The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that are classified as available-for-sale and have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

	June 30, 2013
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and government-related securities	$418	$(24)	$—	$—
Corporate bonds and notes	6,311	(140)	49	(1)
Mortgage- and asset-backed securities	577	(10)	9	—
Auction rate securities	—	—	83	(1)
Common and preferred stock	337	(24)	9	(1)
Debt funds	3,580	(143)	4	—
Equity funds	239	(11)	—	—
	$11,462	$(352)	$154	$(3)

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
At June 30, 2013, the Company concluded that the unrealized losses on its available-for-sale securities were temporary. Further, for common and preferred stock and for equity and debt funds with unrealized losses, the Company has the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable period of time. For debt securities with unrealized losses, the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, such securities before recovery or maturity.
The following table shows the activity for the credit loss portion of other-than-temporary impairments on debt securities held by the Company (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Beginning balance of credit losses	$8	$46	$31	$46
Reductions in credit losses related to securities the Company intends to sell	—	—	(6)	(1)
Credit losses recognized on securities previously not impaired	—	—	1	2
Additional credit losses recognized on securities previously impaired	—	2	1	5
Reductions in credit losses related to securities sold	(3)	(5)	(21)	(9)
Accretion of credit losses due to an increase in cash flows expected to be collected	—	—	(1)	—
Ending balance of credit losses	$5	$43	$5	$43

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
Overview
Recent Developments
Revenues for the third quarter of fiscal 2013 were $6.2 billion, with net income of $1.6 billion, which primarily resulted from the following key items:

•
We shipped approximately 172 million Mobile Station Modem (MSM) integrated circuits for CDMA- and OFDMA-based wireless devices, an increase of 22%, compared to 141 million MSM integrated circuits in the year ago quarter.

•	Total reported device sales were approximately $56.5 billion, an increase of approximately 18%, compared to approximately $47.8 billion in the year ago quarter. (1)
Against this backdrop, the following recent developments occurred during the third quarter of fiscal 2013 with respect to key elements of our business or our industry:

•	Worldwide wireless connections grew by approximately 2% to reach approximately 6.7 billion. (2)

•
Worldwide 3G connections (all CDMA-based) grew by approximately 5% to approximately 2.1 billion, which was approximately 31% of total wireless subscriptions, including approximately 0.5 billion CDMA2000 1X/1xEV-DO subscriptions and approximately 1.6 billion WCDMA/HSPA/TD-SCDMA subscriptions. (2)

(1)
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

(2)	According to Wireless Intelligence estimates as of July 22, 2013, for the quarter ended June 30, 2013 (estimates exclude Wireless Local Loop).

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
QCT (Qualcomm CDMA Technologies) is a leading developer and supplier of integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products. QCT’s integrated circuit products and system software are sold to or licensed to manufacturers that use our products in wireless devices, particularly mobile phones, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, data cards and infrastructure equipment, and in wired devices, particularly broadband gateway equipment, desktop computers, televisions and Blu-ray players. The MSM integrated circuits, which include the Mobile Data Modem, Qualcomm Single Chip and Qualcomm Snapdragon processor-based devices, perform the core baseband modem functionality in wireless devices providing voice and data communications, as well as multimedia applications and global positioning functions. In addition, our Snapdragon processors provide advanced application and graphics processing capabilities. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. QCT revenues comprised 68% and 62% of total consolidated revenues in the third quarter of fiscal 2013 and 2012, respectively, and 67% and 63% of total consolidated revenues for the first nine months of fiscal 2013 and 2012, respectively.
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
QTL (Qualcomm Technology Licensing) grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives. QTL licensing revenues are comprised of license fees as well as royalties based on sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of licensed products, net of certain permissible deductions (e.g., certain shipping costs, packing costs, VAT, etc.). QTL recognizes royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met. Licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. QTL revenues comprised 30% and 34% of total consolidated revenues in the third quarter of fiscal 2013 and 2012, respectively, and 31% and 33% of total consolidated revenues for the first nine months of fiscal 2013 and 2012, respectively. The vast majority of such revenues were generated through our licensees’ sales of CDMA2000 and WCDMA subscriber equipment products.
QWI (Qualcomm Wireless & Internet), which includes our Omnitracs, QIS, QGOV and QRS divisions, generates revenues primarily through sales of products, services (including software development) and software aimed at the support and delivery of wireless applications. Omnitracs sells integrated wireless systems and services to transportation and logistics companies to manage their assets and workforce. QIS (Qualcomm Internet Services) provides content enablement services for the wireless industry, including its Brew, Plaza and other products and services. QIS also provides QChat push-to-talk and other software products and services for wireless operators. QGOV (Qualcomm Government Technologies) provides development and other services and related products involving wireless communications technologies to government agencies and their contractors. QRS (Qualcomm Retail Solutions) builds and manages software applications that enable certain mobile commerce services. QWI revenues comprised 3% of total consolidated revenues in the third quarter of both fiscal 2013 and 2012 and 2% and 3% of total consolidated revenues for the first nine months of fiscal 2013 and 2012, respectively.
QSI (Qualcomm Strategic Initiatives) makes strategic investments that we believe will open new opportunities for our technologies, support the design and introduction of new products and services for voice and data communications or possess unique capabilities or technology. Many of these strategic investments are in early-stage companies. QSI also holds wireless spectrum. As part of our strategic investment activities, we intend to pursue various exit strategies from each of our QSI investments at some point in the future. Our BWA subsidiaries that were established to operate a wireless network in India using broadband wireless access spectrum were deconsolidated during the third quarter of fiscal 2013 due to events that resulted in a change in control of the BWA subsidiaries. Our agreement with Bharti Airtel Limited (Bharti) provides that Bharti’s ownership interest in the BWA subsidiaries will increase over time to 100% by December 2014 if certain conditions are met.
Nonreportable segments are comprised of display and other product and services initiatives, including our QMT (Qualcomm MEMS Technologies) division. QMT continues to develop an interferometric modulator (IMOD) display technology based on micro-electro-mechanical-system (MEMS) structure combined with thin film optics.
Seasonality. Many of our products or our intellectual property are incorporated into consumer wireless devices, which are subject to seasonality and other fluctuations in demand. As a result, historically, QCT has tended to have stronger sales toward the end of the calendar year as manufacturers prepare for major holiday selling seasons, and QTL has tended to record higher royalty revenues in the first calendar quarter when licensees report their sales made during the fourth calendar quarter. These seasonal trends may or may not continue in the future.
Looking Forward
The deployment of 3G networks enables increased voice capacity and higher data rates than prior generation networks, thereby supporting more minutes of use and a wide range of mobile broadband data applications for handsets, 3G connected computing devices and other consumer electronics. According to the Global mobile Suppliers Association (GSA), as of July 2013, to complement their existing 3G networks, more than 190 wireless operators have deployed and more than 390 wireless operators are planning to deploy OFDMA-based technology, often called 4G, in new wireless spectrum to gain additional capacity for data services. As a result, we expect continued growth in the coming years in consumer demand for 3G and 3G/4G multimode products and services around the world. In addition, we expect an increasing number of devices, such as computers, consumer electronics and networking equipment, to require multiple communications technologies to support a variety of connected applications.
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
Further discussion of risks related to our businesses is presented in the Risk Factors included in this Quarterly Report.
Results of Operations

Revenues (in millions)
	Three Months Ended			Nine Months Ended
	June 30, 2013	June 24, 2012	Change	June 30, 2013	June 24, 2012	Change
Equipment and services	$4,286	$2,948	$1,338	$12,474	$9,253	$3,221
Licensing	1,957	1,678	279	5,911	4,998	913
	$6,243	$4,626	$1,617	$18,385	$14,251	$4,134
The increases in equipment and services revenues in the third quarter and the first nine months of fiscal 2013 as compared to the same periods in fiscal 2012 were primarily due to increases in QCT revenues of $1.35 billion and $3.26 billion, respectively. The increases in licensing revenues in the third quarter and the first nine months of fiscal 2013 were primarily due to increases in QTL revenues of $275 million and $926 million, respectively.

Operating Expenses (in millions)
	Three Months Ended			Nine Months Ended
	June 30, 2013	June 24, 2012	Change	June 30, 2013	June 24, 2012	Change
Cost of equipment and services (E&S) revenues	$2,497	$1,719	$778	$7,106	$5,255	$1,851
Cost as % of E&S revenues	58%	58%		57%	57%
The margin percentages remained flat. QCT margin percentages decreased in the third quarter and the first nine months of fiscal 2013 as compared to the same periods in fiscal 2012, but the decreases were offset by an increase in QWI margin percentage in the third quarter of fiscal 2013 and by the impact of a decrease in nonreportable segment costs in the first nine months of fiscal 2013. Our margin percentage may fluctuate in future periods depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

	Three Months Ended			Nine Months Ended
	June 30, 2013	June 24, 2012	Change	June 30, 2013	June 24, 2012	Change
Research and development	$1,298	$974	$324	$3,618	$2,801	$817
% of revenues	21%	21%		20%	20%
Selling, general, and administrative	$613	$544	$69	$1,861	$1,643	$218
% of revenues	10%	12%		10%	12%
Other	$158	$7	$151	$158	$104	$54

The dollar increases in research and development expenses in the third quarter and the first nine months of fiscal 2013 as compared to the same periods in fiscal 2012 were primarily attributable to increases of $275 million and $682 million, respectively, in costs to develop CDMA-based 3G, OFDMA-based 4G LTE and other technologies for integrated circuit and related software products and to expand our intellectual property portfolio, and increases of $25 million and $85 million, respectively, in share-based compensation.
The dollar increase in selling, general and administrative expenses in the third quarter of fiscal 2013 as compared to the same period of fiscal 2012 was primarily attributable to increases of $44 million in employee-related expenses, $20 million in selling and marketing expenses and $12 million in professional fees, partially offset by a decrease of $25 million in costs related to litigation and other legal matters. The dollar increase in selling, general and administrative expenses in the first nine months of fiscal 2013 as compared to the same period of fiscal 2012 was primarily attributable to increases of $105 million in employee-related expenses, $31 million in selling and marketing expenses and $29 million in patent-related expenses.
Other operating expenses for the third quarter and the first nine months of fiscal 2013 included a $158 million impairment charge resulting from revisions to our estimates of expected cash flows for certain long-lived assets of our QMT division as we continue to pursue our licensing model. Other operating expenses for the third quarter of fiscal 2012 included a $7 million goodwill impairment charge related to our QRS division. Other operating expenses for the first nine months of fiscal 2012 included an $81 million charge related to the payment made to the Indian government concurrent with the issuance of the BWA spectrum license and $23 million in goodwill impairment charges related to our QRS division.

Net Investment Income (in millions)
	Three Months Ended			Nine Months Ended
	June 30, 2013	June 24, 2012	Change	June 30, 2013	June 24, 2012	Change
Interest and dividend income	$182	$156	$26	$529	$431	$98
Interest expense	(7)	(18)	11	(22)	(74)	52
Net realized gains on marketable securities	21	68	(47)	189	195	(6)
Net realized gains on other investments	39	2	37	50	19	31
Net impairment losses on marketable securities and other investments	(27)	(21)	(6)	(49)	(64)	15
Net gains on derivative instruments	5	13	(8)	17	87	(70)
Net gains on deconsolidation of subsidiaries	21	—	21	21	—	21
Equity in net losses of investees	(1)	(1)	—	(5)	(5)	—
	$233	$199	$34	$730	$589	$141

The increases in interest and dividend income on cash and marketable securities resulted from higher average cash and marketable securities balances. The decreases in interest expense resulted from capitalizing a portion of interest starting in the third quarter of fiscal 2012 related to the BWA subsidiaries, which were deconsolidated in the third quarter of fiscal 2013. The decrease in net realized gains on marketable securities in the third quarter of fiscal 2013 as compared to the same period of fiscal 2012 resulted primarily from decreases in fair values of certain debt securities held in our trading portfolios due to adverse changes in foreign currencies and interest rates and adjustments to marketable securities allocations. The increases in net realized gains on other investments were primarily attributable to the sale of one strategic investment in the third quarter of fiscal 2013. Net gains on derivative instruments in the first nine months of fiscal 2012 primarily resulted from changes in the fair value of put options sold in connection with our stock repurchase program that expired in fiscal 2012. The net gains on deconsolidation of subsidiaries resulted primarily from deconsolidation of the BWA subsidiaries in the third quarter of fiscal 2013.

Income Tax Expense (in millions)
	Three Months Ended			Nine Months Ended
	June 30, 2013	June 24, 2012	Change	June 30, 2013	June 24, 2012	Change
Income tax expense	$332	$375	$(43)	$1,028	$993	$35
Effective tax rate	17%	24%	(7%)	16%	20%	(4%)
The following table summarizes the primary factors that caused our effective tax rates for the third quarter and the first nine months of fiscal 2013 and 2012 to be less than the United States federal statutory rate:

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Expected income tax provision at federal statutory tax rate	35%	35%	35%	35%
Benefits from foreign income taxed at other than U.S. rates	(17%)	(11%)	(17%)	(15%)
Benefits related to the research and development tax credit	(2%)	—%	(3%)	(1%)
Other	1%	—%	1%	1%
Effective tax rate	17%	24%	16%	20%
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
Segment Results
The following should be read in conjunction with the third quarter and first nine months financial results of fiscal 2013 for each reporting segment. See “Notes to Condensed Consolidated Financial Statements, Note 7 - Segment Information.”

	QCT	QTL	QWI	QSI
Three Months Ended June 30, 2013
Revenues	$4,222	$1,867	$158	$—
EBT (1)	738	1,633	(16)	51
EBT as a % of revenues	17%	87%	(10%)
Three Months Ended June 24, 2012
Revenues	$2,869	$1,593	$160	$—
EBT (1)	472	1,407	(6)	(16)
EBT as a % of revenues	16%	88%	(4%)
Nine Months Ended June 30, 2013
Revenues	$12,258	$5,680	$459	$—
EBT (1)	2,487	4,968	(20)	66
EBT as a % of revenues	20%	87%	(4%)
Nine Months Ended June 24, 2012
Revenues	$9,012	$4,755	$471	$—
EBT (1)	1,810	4,215	(15)	(149)
EBT as a % of revenues	20%	89%	(3%)

(1)	Earnings (loss) before taxes.

QCT Segment. The increases in QCT revenues in the third quarter and first nine months of fiscal 2013 as compared to the same periods in fiscal 2012 of $1.35 billion and $3.25 billion, respectively, were primarily due to increases in equipment and services revenues. Equipment and services revenues, mostly related to sales of MSM and accompanying RF and PM integrated circuits, were $4.16 billion and $2.80 billion in the third quarter of fiscal 2013 and 2012, respectively, and $12.09 billion and $8.83 billion in the first nine months of fiscal 2013 and 2012, respectively. The increases in equipment and services revenues in the third quarter and first nine months of fiscal 2013 as compared to the same periods in fiscal 2012 resulted primarily from increases of $737 million and $1.80 billion, respectively, related to the net effects of favorable changes in product mix and lower average selling prices of such products and increases of $481 million and $1.21 billion, respectively, related to higher unit shipments. Approximately 172 million and 141 million MSM integrated circuits were sold during the third quarter of fiscal 2013 and 2012, respectively, and approximately 526 million and 449 million MSM integrated circuits were sold during the first nine months of fiscal 2013 and 2012, respectively.
The increase in QCT EBT as a percentage of revenues in the third quarter of fiscal 2013 was due to an increase of 47% in QCT revenues relative to a combined increase of 32% in research and development expenses and selling, general and administrative expenses, partially offset by a decrease in gross margin percentage. QCT EBT as a percentage of revenues in the first nine months of fiscal 2013 remained flat as compared to the same period in fiscal 2012. During this period, QCT revenues increased 36% relative to a combined increase of 28% in research and development expenses and selling, general and administrative expenses, partially offset by a decrease in gross margin percentage. The decreases in QCT gross margin percentages resulted from normal price declines and unfavorable product mix, partially offset by decreases in average unit costs.
QCT inventories increased by 17% in the third quarter of fiscal 2013 from $1.44 billion to $1.69 billion primarily due to certain higher value MSM products and an increase in finished goods and work-in-process quantities related to the growth of the business.
QTL Segment. The increases in QTL revenues in the third quarter and the first nine months of fiscal 2013 as compared to the same periods in fiscal 2012 of $274 million and $925 million, respectively, were primarily due to increases in sales of CDMA-based devices by licensees. The decreases in QTL EBT as a percentage of revenues in the third quarter and first nine months of fiscal 2013 as compared to the same periods in fiscal 2012 were attributable to increases in revenues of 17% and 19%, respectively, relative to increases in operating expenses of 25% and 31%, respectively, primarily due to increased allocation of patent expenses in connection with the corporate reorganization and increased research and development expenses.
QWI Segment. The decrease in QWI revenues in the first nine months of fiscal 2013 as compared to the same period in fiscal 2012 of $12 million was primarily due to a decrease of $13 million in QIS revenues. The decrease in QWI EBT in the third quarter of fiscal 2013 as compared to the same periods in fiscal 2012 of $10 million was primarily attributable to a $15 million increase in QRS operating loss, partially offset by a $4 million increase in QIS operating income. QWI EBT in the first nine months of fiscal 2012 included $23 million in goodwill impairment charges related to our QRS division.
QSI Segment. The increase in QSI EBT in the third quarter of fiscal 2013 as compared to the same period in fiscal 2012 of $67 million was primarily due to an increase of $43 million in net realized gains on investments and a $22 million gain on the deconsolidation of the BWA subsidiaries in India that was recorded in the third quarter of fiscal 2013. The increase in QSI EBT in the first nine months of fiscal 2013 as compared to the same period in fiscal 2012 of $215 million was primarily due an increase of $63 million in net realized gains on investments, a $47 million decrease in interest expense as a result of capitalizing interest starting in the third quarter of fiscal 2012 related to the BWA subsidiaries, the $22 million gain on deconsolidation and an $81 million charge recorded in fiscal 2012 related to a payment made to the Indian government concurrent with the issuance of the BWA spectrum license.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our equity compensation plans. Cash, cash equivalents and marketable securities were $30.4 billion at June 30, 2013, an increase of $3.6 billion from September 30, 2012. This increase included $964 million in proceeds from the issuance of common stock under our equity compensation plans. Our cash, cash equivalents and marketable securities at June 30, 2013 consisted of $10.4 billion held domestically and $20.0 billion held by foreign subsidiaries. Of the amount of cash, cash equivalents and marketable securities held by our foreign subsidiaries at June 30, 2013, $19.8 billion was held in jurisdictions where our undistributed earnings are indefinitely reinvested and would be subject to material tax effects if repatriated. Total cash provided by operating activities increased to $6.3 billion during the first nine months of fiscal 2013, compared to $4.6 billion during the first nine months of fiscal 2012.
During the first nine months of fiscal 2013, we repurchased and retired 21,009,000 shares of our common stock for $1.3 billion, before commissions. On March 5, 2013, the Company announced that it had been authorized to repurchase up to $5.0 billion of the Company’s common stock. At June 30, 2013, $4.0 billion remained available for repurchase under our stock repurchase program. Since June 30, 2013, we repurchased and retired 8,404,000 shares of common stock for $512 million. The stock repurchase program has no expiration date. We continue to evaluate repurchases as a means of returning capital to stockholders, subject to our periodic determinations that repurchases are in the best interest of our stockholders.
We paid cash dividends totaling $604 million, or $0.35 per share, on June 26, 2013. On July 17, 2013, we announced a cash dividend of $0.35 per share on our common stock, payable on September 25, 2013 to stockholders of record as of September 4, 2013. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders.
Accounts receivable increased 3% during the third quarter of fiscal 2013. Days sales outstanding, on a consolidated basis, were 27 days at June 30, 2013, compared to 28 days at March 31, 2013. The decrease in days sales outstanding was primarily due to the effects of timing of shipments and customer payments for receivables related to integrated circuits.
We believe our current cash, cash equivalents and marketable securities and our expected cash flow generated from operations will provide us with flexibility and satisfy our working and other capital requirements over the next fiscal year and beyond based on our current business plans.

•
Our research and development expenditures were $3.6 billion during the first nine months of fiscal 2013 and $3.9 billion in fiscal 2012, and we expect to continue to invest heavily in research and development for new technologies, applications and services for voice and data communications, primarily in the wireless industry.

•
Cash outflows for capital expenditures were $808 million during the first nine months of fiscal 2013 and $1.3 billion in fiscal 2012, respectively, including approximately $480 million in fiscal 2012 related to the construction of a new manufacturing facility in Taiwan for our QMT division. We expect to continue to incur capital expenditures in the future to support our businesses, including research and development activities. Future capital expenditures may be impacted by transactions that are currently not forecasted.

•
Our purchase obligations for the remainder of fiscal 2013 and for fiscal 2014, some of which relate to research and development activities and capital expenditures, totaled $2.9 billion and $749 million, respectively, at June 30, 2013.

•
We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly, to open new opportunities for our technologies, obtain development resources, grow our patent portfolio or pursue new business.

Contractual Obligations/Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. We guarantee certain investees’ debt obligations, which are comprised of loans from multiple lenders and are denominated in Indian rupees. The majority of the loans ($415 million at June 30, 2013) are due and payable on May 31, 2014; the remaining loan ($69 million at June 30, 2013) is due and payable on December 1, 2014. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).
Additional information regarding our financial commitments at June 30, 2013 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 4 — Income Taxes” and “Note 6 — Commitments and Contingencies.”
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
We develop, patent and commercialize technology and products based on CDMA, OFDMA and other communications technologies. Our revenues are dependent upon the commercial deployment of these technologies and our customers’ and licensees’ sales of wireless communications equipment, products and services based on these technologies. Our business may be harmed, and our substantial investments in these technologies may not provide us an adequate return, if:

•	wireless operators delay 3G and/or 3G/4G multimode deployments, expansions or upgrades and/or delay moving 2G customers to 3G, 3G/4G multimode or 4G wireless devices;

•	LTE, an OFDMA-based 4G wireless standard, is not more widely deployed or commercial deployment is delayed;

•	government regulators delay the reallocation of 2G spectrum to allow wireless operators to upgrade to 3G, thereby restricting the expansion of 3G wireless connectivity;

•	wireless operators are unable to drive improvements in 3G network performance and/or capacity; or

•	wireless operators and other industries using these technologies deploy other technologies.
Our business is dependent on our ability to increase our share of components sold and to continue to drive the adoption of our products and services into 3G, 3G/4G multimode and 4G wireless devices and networks. We are also dependent on the success of our customers, licensees, operators of CDMA- and OFDMA-based wireless networks and other industries using our technologies, as well as on the timing of their deployment of new products and services, and they may incur lower gross margins on products or services based on these technologies than on products using alternative technologies. If commercial deployment, expansions or upgrades of these technologies or upgrades of 2G subscribers to 3G, 3G/4G multimode or 4G wireless communications equipment, products or services based on these technologies do not continue or are delayed, our revenues could be negatively impacted, and our business could suffer.
Our industry is subject to competition in an environment of rapid technological change that could result in decreased demand and/or declining average selling prices for our products and those of our customers or licensees and/or result in new specifications or requirements placed upon our products, each of which could negatively affect our revenues and operating results.
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

•
be a preferred partner (and sustain preferred relationships) providing products that support Android, iOS, Windows Phone/RT and other operating system platforms to the partners that effectively commercialize new devices using these platforms;

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

•	succeed in significant international regions, such as China, India and Europe.
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
Further, companies that provide HLOS for devices, including large companies such as Microsoft and Google, have entered the device market. If we fail to effectively partner with these companies, or their partners or customers, they may decide not to purchase (either directly or through their contract manufacturers), or to reduce or discontinue their purchases of, our integrated circuit products.
Although we have more than 240 CDMA-based licensees, our QTL segment derives a significant portion of licensing revenues from a limited number of licensees. Our future success depends upon the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain customer acceptance. We have little or no control over the sales efforts of our licensees, and our licensees might not be successful. Reductions in the average selling price of wireless devices sold by our major licensees, without a sufficient increase in the volumes of such devices sold, could have an adverse effect on our revenues.
Our licensing revenues can be impacted by the deployment of other technologies in place of technologies based on CDMA, OFDMA and their derivatives, by the need to extend certain existing license agreements that are expiring and/or to cover additional later patents or by the success of our licensing programs for 4G single mode products and in emerging, machine-to-machine (M2M) services markets.
Although we own a very strong portfolio of issued and pending patents related to GSM, GPRS, EDGE, OFDM, OFDMA, WLAN, Multiple Input Multiple Output (MIMO) and other technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing revenues as our CDMA licensing program. Many wireless operators are investigating or have selected LTE as their next-generation 4G technologies for deployment in existing or future wireless spectrum bands as complementary to their existing CDMA-based networks. While 3G/4G multimode products are generally covered by existing 3G licensing agreements, products that implement 4G and do not implement 3G are generally not covered by existing 3G licensing agreements. Although we believe that our patented technology is essential and useful to implementation of the LTE industry standards and have granted royalty-bearing licenses to more than 65 companies (including LG, Nokia, Samsung, Sony Mobile and ZTE) to make and sell products implementing 4G standards but not implementing 3G standards, the royalty rates for single mode 4G products are generally lower than our royalty rates for 3G and 3G/4G multimode products, and therefore, we might not achieve the same licensing revenues on such LTE products as on 3G-based or 3G/4G-based multimode products. In addition, new connectivity services are emerging that rely on devices that may or may not be used on traditional cellular networks, such as devices used in gaming and the connected home. Standards, even de facto standards, that develop as these technologies mature may impact our ability to obtain royalties that are equivalent to those that we receive for 3G products used in cellular communications. Although we believe that our patented technology is essential and useful to the commercialization of such services, the royalties we receive may be lower than those we receive from our current licensing program.
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
From time to time, companies initiate various strategies to attempt to renegotiate, mitigate and/or eliminate their need to pay royalties to us for the use of our intellectual property. These strategies have included: (i) litigation, often alleging infringement of patents held by such companies; patent misuse, patent exhaustion, and/or patent and/or license unenforceability, or some form of unfair competition; (ii) taking positions contrary to our understanding of their contracts with us; (iii) appeals to governmental authorities; (iv) collective action, including working with wireless operators, standards bodies, other like-minded companies and other organizations, on both formal and informal bases, to adopt intellectual property policies and practices that could have the effect of limiting returns on intellectual property innovations; and (v) lobbying governmental regulators and elected officials for the purpose of seeking the imposition of some form of compulsory licensing and/or to weaken a patent holder’s ability to enforce its rights or obtain a fair return for such rights.
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
We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes, including our patent portfolio. Policing unauthorized use of our products, technologies and proprietary information is difficult and time consuming. We cannot be certain that the steps we have taken, or may take in the future, will prevent the misappropriation or unauthorized use of our proprietary information and technologies, particularly in foreign countries where the laws may not protect our proprietary intellectual property rights as fully or as readily as United States laws or where the enforcement of such laws may be lacking or ineffective. Some industry participants who have a vested interest in devaluing patents generally, or standards essential patents in particular, have mounted attacks on certain patent systems, increasing the likelihood of changes to established patent laws. In the United States, the remaining provisions of the Leahy-Smith America Invents Act changing patent laws governing, among other things, the granting and enforcement of patents, went into effect in March 2013. Many observers anticipate that in the next few years the European Union will adopt a unitary patent system that may broadly impact that region’s patent regime. We cannot predict with certainty the long-term effects of these changes or proposed changes. In addition, we cannot be certain that the laws and policies of any country or the practices of any standards bodies, foreign or domestic, with respect to intellectual property enforcement or licensing or the adoption of standards, will not be changed in the future in a way detrimental to our licensing program or to the sale or use of our products or technology. We have had, and may continue to have, difficulty in certain circumstances in protecting or enforcing our intellectual property rights and/or contracts, including collecting royalties for use of our patent portfolio, in particular foreign jurisdictions due to, among others: policies of foreign governments; challenges to our licensing practices under such jurisdictions’ competition laws; adoption of mandatory licensing provisions by foreign jurisdictions (either with controlled/regulated royalties or royalty free); failure of foreign courts to recognize and enforce judgments of contract breach and damages issued by courts in the United States; and/or challenges pending before foreign competition agencies to the pricing and integration of additional features and functionality into our chipset products.
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
Our QCT segment purchases raw materials, component parts, subassemblies and specialized manufacturing equipment from third-party suppliers and contracts with separate suppliers for the manufacture of product inventories, including probe, assembly, test and other services. A reduction, interruption, delay or limitation in our product supply source, a failure by our suppliers to provide or allocate adequate manufacturing or test capacity for our products or their inability to react to shifts in product demand or an increase in raw material or component prices could have an adverse effect on our ability to meet customer demands, our business and/or our profitability. The loss of a supplier or the inability of a supplier to meet performance or quality specifications or delivery schedules could harm our ability to meet our delivery obligations to our customers and negatively impact our revenues, business operations and ability to compete for future business. In the event of a loss of or a decision to change a supplier, qualifying a new foundry supplier and commencing volume production or testing could cause us to incur additional expense and production delays, resulting in possible loss of customers.
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
Global economic conditions that impact the communications industry could negatively affect the demand for our products and our customers’ or licensees’ products, which may negatively affect our revenues.
A decline in global economic conditions, particularly in geographic regions with high concentrations of wireless voice and data users, could have adverse, wide-ranging effects on demand for our products and for the products of our customers or licensees, particularly equipment manufacturers or others in the wireless communications industry who buy their products, such as wireless operators. Any prolonged economic crisis may result in a downturn in demand for our products or technology; the insolvency of key suppliers; delays in reporting and/or payments from our licensees and/or customers; failures by counterparties; and negative effects on wireless device inventories. In addition, our direct and indirect customers’ ability to purchase or pay for our products and services, obtain financing and upgrade wireless networks could be adversely affected by economic conditions, leading to a reduction, cancellation or delay of orders for our products.
Our stock price and earnings are subject to substantial quarterly and annual fluctuations and to market downturns.
The market price of our common stock and our earnings have fluctuated in the past and are likely to fluctuate in the future. Factors that may have a significant impact on the market price of our stock and/or earnings include, among others:

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

•	international developments, such as technology mandates, political developments or changes in economic policies;

•	changes in recommendations of securities analysts;

•	earnings (or forecasts) that fail to meet financial guidance that we provided to investors or the expectations of securities analysts or investors;

•	proprietary rights, product or patent litigation taken or threatened against us or against our customers or licensees;

•	strategic transactions, such as spin-offs, acquisitions and divestitures;

•	unexpected and/or significant changes in the average selling price of our licensees’ products and our products;

•	unresolved disputes with licensees that result in non-payment and/or non-recognition of royalty revenues that may be owed to us;

•	declines in the value or performance of our significant marketable securities portfolio, which is subject to financial market volatility and liquidity, interest rate, credit and other risks; or

•	inquiries, rumors or allegations regarding our financial disclosures, practices or compliance programs.
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
We engage in acquisitions and strategic transactions and make strategic investments with the goal of maximizing stockholder value. We acquire businesses and other assets, including wireless spectrum, patents and other intangible assets, enter into joint ventures or other strategic transactions and purchase minority equity interests in or make loans to companies that are generally private and early-stage. Our strategic activities are focused on expanding the wireless industry and promoting the global adoption of CDMA, OFDMA or other technologies and related services. Many of our acquisitions or strategic investments entail a high degree of risk, and investments may not become liquid for several years after the date of the investment, if at all. Our acquisitions or strategic investments (either those we have completed or may undertake in the future) may not generate financial returns or result in increased adoption or continued use of our technologies. In some cases, we may be required to consolidate or record our share of the earnings or losses of companies in which we have acquired ownership interests. In addition, we may record impairment charges related to our strategic investments or other strategic assets, such as wireless spectrum and other intangible assets. Any losses or impairment charges that we incur related to strategic investments or other transactions will have a negative impact on our financial results, and we may continue to incur new or additional losses related to strategic assets or investments that we have not fully impaired or exited.
Achieving the anticipated benefits of business acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, including, among others: retaining key employees; successfully integrating new employees, business systems and technology; retaining customers and suppliers of the acquired business; minimizing the diversion of management’s attention from ongoing business matters; coordinating geographically separate organizations; consolidating research and development operations; and consolidating corporate and administrative infrastructures. We may not derive any commercial value from acquired technology, products or intellectual property or from future technologies or products based on the acquired technology and/or intellectual property, and we may be subject to liabilities that are not covered by indemnification protection we may obtain or we may become subject to litigation. Additionally, we may not be successful in expanding into geographic regions and/or categories of products served by or adjacent to an acquired business or in addressing potential new opportunities that may arise out of the combination. Due to our inexperience with products of and/or geographic regions served by acquired businesses, we may overestimate the benefits, including product and other synergies and growth opportunities that we expect to realize, and we may not achieve them. If we do not achieve the anticipated benefits of business acquisitions, our results of operations may be adversely affected, and we may not enhance stockholder value by engaging in these transactions.
Our QMT division’s business does not currently generate operating income and may not succeed or its operating results may not meet our expectations.
While we continue to believe our QMT division’s next generation IMOD display technology will offer compelling advantages to users of displays, other technologies may continue to improve in ways that reduce the advantages we anticipate. Sales of flat panel displays are currently dominated, and we believe will likely continue to be dominated for some time, by displays based on liquid crystal display (LCD) technology. Numerous companies are making substantial investments in, and conducting research to improve characteristics of, LCDs. Additionally, at least three companies have commercialized, and several other companies are developing, another high performance flat panel display technology called active-matrix organic light-emitting diode (AMOLED), which is competitive with high end LCD technology. In each case, advances in LCD or other flat panel display technologies, such as AMOLED, could result in technologies that are more cost effective, have fewer display limitations or can be brought to market faster than our IMOD technology. These advances in competing technologies might cause device manufacturers or display suppliers to avoid entering into or continuing licensing and/or commercial relationships with us. In addition, many of the companies investing in these competing technologies have significantly longer operating histories in the design and manufacturing of displays.
During fiscal 2012, we updated the business plan and related internal forecasts for our QMT division to reflect a focus on licensing our next generation IMOD display technology while directly commercializing only certain IMOD products. We may not evolve our QMT division into a successful licensing business or IMOD product supplier if we are unable to develop our IMOD display technology to meet market demands or to cost-effectively manufacture and commercialize our IMOD products, among other factors. In addition, we have limited experience commercializing IMOD products, and we may be unsuccessful in selling such products. Our QMT division recorded long-lived asset impairment charges of $158 million and $54 million in fiscal 2013 and 2012, respectively. At June 30, 2013, our QMT division had $878 million in property, plant and equipment and goodwill. If we do not expect to achieve or do not achieve the cash flows anticipated in QMT’s business plan, our assets may become impaired, negatively impacting our operating results, and we may not meet future earnings projections related to this business.
Currency fluctuations could negatively affect future product sales or royalty revenues, harm our ability to collect receivables or increase the U.S. dollar cost of the activities of our foreign subsidiaries and international strategic investments.
Our international customers sell their products throughout the world in various currencies. Consolidated revenues from international customers as a percentage of total revenues were greater than 90% during the first nine months of fiscal 2013 and in each of the last three fiscal years. Adverse movements in currency exchange rates may negatively affect our business and our operating results due to a number of factors, including, among others:

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
We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes. Although we believe that our tax estimates are reasonable, the final determination of tax audits and any related litigation could materially differ from amounts reflected in historical income tax provisions and accruals. In such case, our income tax provision and results of operations in the period or periods in which that determination is made could be negatively affected.
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
Our products and services, and those of our customers and licensees, are subject to various laws and regulations globally, as well as the specifications of international, national and regional communications standards bodies. The adoption of new laws or regulations or changes in the regulation of our activities by a government or standards body, including, among others, those affecting the use of our technology or products, trade, foreign investments, licensing practices, spectrum availability and license issuance, adoption of standards, the provision of device subsidies by wireless operators to their customers, taxation, environmental protection, loans or employment, could have an adverse effect on our business.
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
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2012 Annual Report on Form 10-K. At June 30, 2013, there have been no material changes to the market risks described at September 30, 2012 except as described below. Additionally, we do not currently anticipate any other near-term changes in the nature of our market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
Interest Rate Risk. The following table provides information about our interest-bearing cash and cash equivalents, marketable securities and derivatives that are sensitive to changes in interest rates. The table presents principal cash flows or notional amounts, as applicable, and weighted-average yield at cost or weighted-average strike price, as applicable, and contractual maturity dates. Additionally, we have assumed that the interest-bearing securities are similar enough within the specified categories to aggregate the securities for presentation purposes.

Interest Rate Sensitivity Amount by Expected Maturity Average Interest Rates (Dollars in millions)

	2013	2014	2015	2016	2017	Thereafter	No Single Maturity	Total
Fixed interest-bearing securities:
Cash and cash equivalents	$728	$—	$—	$—	$—	$—	$—	$728
Interest rate	0.2%
Trading securities	$105	$267	$344	$35	$38	$215	$578	$1,582
Interest rate	0.1%	2.5%	3.2%	4.1%	4.9%	4.2%	2.7%
Other marketable securities	$620	$1,130	$1,914	$1,453	$1,016	$4,691	$4,540	$15,364
Interest rate	0.6%	1.8%	1.5%	2.3%	2.7%	4.4%	1.9%
Interest rate swaps (receive)	$—	$—	$—	$—	$31	$53	$—	$84
Interest rate					8.9%	3.5%
Interest rate swaps (pay)	$—	$—	$—	$—	$—	$28	$—	$28
Interest rate						2.0%
Interest rate swaptions (call)	$107	$—	$—	$—	$—	$—	$—	$107
Interest rate	3.3%
Interest rate swaptions (put)	$20	$—	$—	$—	$—	$—	$—	$20
Interest rate	3.8%
Futures	$20	$110	$3	$12	$—	$—	$—	$145
Interest rate	2.0%	0.9%	0.0%	0.0%
Floating interest-bearing securities:
Cash and cash equivalents	$1,231	$—	$—	$—	$—	$—	$—	$1,231
Interest rate	0.1%
Trading securities	$—	$5	$2	$8	$—	$26	$143	$184
Interest rate		1.3%	0.9%	1.2%		4.1%	2.1%
Other marketable securities	$104	$803	$371	$850	$318	$2,397	$2,182	$7,025
Interest rate	0.8%	1.1%	1.4%	1.2%	5.1%	5.7%	3.1%
Interest rate swaps (receive)	$—	$—	$—	$—	$—	$28	$—	$28
Interest rate						0.5%
Interest rate swaps (pay)	$—	$—	$—	$—	$31	$53	$—	$84
Interest rate					1.0%	2.3%

Cash and cash equivalents and marketable securities are recorded at fair value.

ITEM 4.	CONTROLS AND PROCEDURES
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
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the third quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities during the third quarter of fiscal 2013 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)			(In thousands)	(In millions)
April 1, 2013 to April 28, 2013	—	$—		—	$5,000
April 29, 2013 to May 26, 2013	6,213	62.05		6,213	4,615
May 27, 2013 to June 30, 2013	10,501	62.08		10,501	3,963
Total	16,714	62.07	—	16,714	$3,963

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)
On March 5, 2013, we announced that we have been authorized to repurchase up to $5.0 billion of our common stock. At June 30, 2013, approximately $4.0 billion remained available for repurchase. The stock repurchase program has no expiration date. Since June 30, 2013, we have repurchased 8,404,000 shares of common stock for $512 million.

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

10.114	Form of Aircraft Time Sharing Agreement.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George S. Davis.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Paul E. Jacobs.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for George S. Davis.
101.INS	XBRL Instance Document. (5)
101.SCH	XBRL Taxonomy Extension Schema. (5)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (5)
101.LAB	XBRL Taxonomy Extension Labels Linkbase. (5)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (5)
101.DEF	XBRL Taxonomy Extension Definition Linkbase. (5)
_______________________________

(1)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 30, 2005.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 11, 2012.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 12, 2006.

(5)	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
/s/ George S. Davis
George S. Davis
Executive Vice President and
Chief Financial Officer

Dated: July 24, 2013