Form 10-Q
period 2013-12-29
QUALCOMM INC/DE
filed 2014-01-29
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2013
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on January 27, 2014, was as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,691,079,925

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	December 29, 2013	September 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$8,292	$6,142
Marketable securities	8,988	8,824
Accounts receivable, net	1,327	2,142
Inventories	1,064	1,302
Deferred tax assets	404	573
Other current assets	510	572
Total current assets	20,585	19,555
Marketable securities	14,330	14,440
Deferred tax assets	1,346	1,059
Property, plant and equipment, net	2,562	2,995
Goodwill	4,212	3,976
Other intangible assets, net	2,490	2,553
Other assets	757	938
Total assets	$46,282	$45,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,375	$1,554
Payroll and other benefits related liabilities	706	839
Unearned revenues	470	501
Other current liabilities	2,762	2,319
Total current liabilities	5,313	5,213
Unearned revenues	3,566	3,666
Other liabilities	376	550
Total liabilities	9,255	9,429

Commitments and contingencies (Note 6)

Stockholders’ equity:
Qualcomm stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock, $0.0001 par value; 6,000 shares authorized; 1,687 and 1,685 shares issued and outstanding, respectively	—	—
Paid-in capital	9,506	9,874
Retained earnings	26,737	25,461
Accumulated other comprehensive income	784	753
Total Qualcomm stockholders’ equity	37,027	36,088
Noncontrolling interests	—	(1)
Total stockholders’ equity	37,027	36,087
Total liabilities and stockholders’ equity	$46,282	$45,516

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 29, 2013	December 30, 2012
Revenues:
Equipment and services	$4,653	$4,199
Licensing	1,969	1,819
Total revenues	6,622	6,018
Costs and expenses:
Cost of equipment and services revenues	2,706	2,237
Research and development	1,328	1,106
Selling, general and administrative	623	587
Other (Note 2)	472	—
Total costs and expenses	5,129	3,930
Operating income	1,493	2,088
Investment income, net (Note 3)	264	239
Income from continuing operations before income taxes	1,757	2,327
Income tax expense	(313)	(424)
Income from continuing operations	1,444	1,903
Discontinued operations, net of income taxes (Note 8)	430	—
Net income	1,874	1,903
Net loss attributable to noncontrolling interests	1	3
Net income attributable to Qualcomm	$1,875	$1,906

Basic earnings per share attributable to Qualcomm:
Continuing operations	$0.86	$1.12
Discontinued operations	0.25	—
Net income	$1.11	$1.12
Diluted earnings per share attributable to Qualcomm:
Continuing operations	$0.84	$1.09
Discontinued operations	0.25	—
Net income	$1.09	$1.09
Shares used in per share calculations:
Basic	1,688	1,709
Diluted	1,722	1,751

Dividends per share announced	$0.35	$0.25

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	December 29, 2013	December 30, 2012
Net income	$1,874	$1,903
Other comprehensive income, net of income taxes:
Foreign currency translation	6	2
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain available-for-sale debt securities	—	(10)
Reclassification of other-than-temporary losses on available-for-sale securities included in net income	19	9
Net unrealized gains on other available-for-sale securities and derivative instruments	84	50
Reclassification of net realized gains on available-for-sale securities and derivative instruments included in net income	(78)	(38)
Total other comprehensive income	31	13
Total comprehensive income	1,905	1,916
Comprehensive loss attributable to noncontrolling interests	1	4
Comprehensive income attributable to Qualcomm	$1,906	$1,920

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 29, 2013	December 30, 2012
Operating Activities:
Net income	$1,874	$1,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	272	241
Gain on sale of discontinued operations	(665)	—
Goodwill and long-lived asset impairment charges	460	5
Revenues related to non-monetary exchanges	(31)	(31)
Income tax provision in excess of income tax payments	258	195
Non-cash portion of share-based compensation expense	282	283
Incremental tax benefits from share-based compensation	(99)	(61)
Net realized gains on marketable securities and other investments	(145)	(96)
Net impairment losses on marketable securities and other investments	37	10
Other items, net	33	24
Changes in assets and liabilities:
Accounts receivable, net	788	(185)
Inventories	237	(247)
Other assets	69	(51)
Trade accounts payable	(148)	376
Payroll, benefits and other liabilities	(342)	(387)
Unearned revenues	(99)	(4)
Net cash provided by operating activities	2,781	1,975
Investing Activities:
Capital expenditures	(210)	(205)
Purchases of available-for-sale securities	(2,055)	(3,289)
Proceeds from sales and maturities of available-for-sale securities	2,168	2,226
Purchases of trading securities	(785)	(970)
Proceeds from sales and maturities of trading securities	773	1,024
Proceeds from sale of discontinued operations, net of cash sold	788	—
Acquisitions and other investments, net of cash acquired	(315)	(39)
Other items, net	81	26
Net cash provided (used) by investing activities	445	(1,227)
Financing Activities:
Proceeds from issuance of common stock	441	340
Incremental tax benefits from share-based compensation	99	61
Repurchases and retirements of common stock	(1,002)	(250)
Dividends paid	(590)	(428)
Other items, net	(21)	2
Net cash used by financing activities	(1,073)	(275)
Changes in cash and cash equivalents held for sale	(4)	13
Effect of exchange rate changes on cash and cash equivalents	1	—
Net increase in cash and cash equivalents	2,150	486
Cash and cash equivalents at beginning of period	6,142	3,807
Cash and cash equivalents at end of period	$8,292	$4,293

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation
Financial Statement Preparation. These condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (collectively with its subsidiaries, the Company or Qualcomm) in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim data includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2013. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The three-month periods ended December 29, 2013 and December 30, 2012 both included 13 weeks.
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
Earnings Per Common Share. Basic earnings per common share are computed by dividing net income attributable to Qualcomm by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share are computed by dividing net income attributable to Qualcomm by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost for future service that the Company has not yet recognized, if any, and the estimated tax benefits that would be recorded in paid-in capital when an award is settled, if any, are assumed to be used to repurchase shares in the current period. The dilutive common share equivalents, calculated using the treasury stock method, for the three months ended December 29, 2013 and December 30, 2012 were 34,322,000 and 41,463,000, respectively.
Shares of common stock equivalents outstanding that were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period, were 814,000 and 646,000 during the three months ended December 29, 2013 and December 30, 2012, respectively.
Share-Based Compensation. Total estimated share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

	Three Months Ended
	December 29, 2013	December 30, 2012
Cost of equipment and services revenues	$12	$20
Research and development	173	157
Selling, general and administrative	96	105
Share-based compensation expense before income taxes	281	282
Related income tax benefit	(55)	(62)
	$226	$220
The Company recorded $31 million and $29 million in share-based compensation expense during the three months ended December 29, 2013 and December 30, 2012, respectively, related to share-based awards granted during those periods.
At December 29, 2013, total unrecognized compensation costs related to non-vested restricted stock units granted prior to that date were $1.5 billion, which are expected to be recognized over a weighted-average period of 2.0 years.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended December 29, 2013 and December 30, 2012, net share-based awards granted, after forfeitures and cancelations, each represented 0.4% of outstanding shares as of the beginning of each fiscal period, and total share-based awards granted represented 0.5% and 0.4%, respectively, of outstanding shares as of the end of each fiscal period.

Note 2 — Composition of Certain Financial Statement Items

Accounts Receivable (in millions)
	December 29, 2013	September 29, 2013
Trade, net of allowances for doubtful accounts of $2 and $2, respectively	$1,288	$2,066
Long-term contracts	19	27
Other	20	49
	$1,327	$2,142
The decrease in accounts receivable was primarily due to the timing of integrated circuit shipments in the first quarter of fiscal 2014.

Inventories (in millions)
	December 29, 2013	September 29, 2013
Raw materials	$4	$2
Work-in-process	434	631
Finished goods	626	669
	$1,064	$1,302

Property, Plant and Equipment (in millions)
	December 29, 2013	September 29, 2013
Land	$213	$212
Buildings and improvements	1,598	1,733
Computer equipment and software	1,455	1,425
Machinery and equipment	2,087	2,013
Furniture and office equipment	87	87
Leasehold improvements	229	218
Construction in progress	193	480
	5,862	6,168
Less accumulated depreciation and amortization	(3,300)	(3,173)
	$2,562	$2,995
During the third quarter of fiscal 2012, the Company’s QMT division updated its business plan to focus on licensing its next generation interferometric modulator (IMOD) display technology while directly commercializing only certain IMOD products. In the course of pursuing its licensing model, the Company considered various alternatives for one of its manufacturing facilities in Taiwan. During the first quarter of fiscal 2014, as a result of further discussions with potential buyers and consideration of alternative uses for the separate asset groups that comprise the manufacturing facility, the Company decreased its estimates of expected cash flows from those assets and recorded an impairment charge of $444 million in other operating expenses. The Company also considered whether a triggering event had occurred in the first quarter of fiscal 2014 that would require impairment testing for its remaining QMT assets, including goodwill, and concluded that no such event had occurred as QMT’s licensing business plan does not utilize this manufacturing facility. At December 29, 2013, the carrying values of the QMT division’s goodwill and property, plant and equipment were $133 million and $255 million, respectively.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Current Liabilities (in millions)
	December 29, 2013	September 29, 2013
Customer incentives and other customer-related liabilities	$1,808	$1,706
Other	954	613
	$2,762	$2,319

Note 3 — Investment Income, Net (in millions)

	Three Months Ended
	December 29, 2013	December 30, 2012
Interest and dividend income	$156	$165
Interest expense	(3)	(8)
Net realized gains on marketable securities	128	94
Net realized gains on other investments	17	2
Impairment losses on marketable securities	(30)	(5)
Impairment losses on other investments	(7)	(5)
Net gains (losses) on derivative instruments	4	(1)
Equity in net losses of investees	(1)	(3)
	$264	$239

Note 4 — Income Taxes
The Company estimates its annual effective income tax rate for continuing operations to be approximately 18% for fiscal 2014, which is higher than the 16% effective income tax rate for fiscal 2013. The estimated annual effective tax rate for fiscal 2014 reflects the United States federal research and development tax credit expected to be generated through December 31, 2013, the date on which the credit expired. The annual effective tax rate for fiscal 2013 included a tax benefit of $64 million related to fiscal 2012 due to the retroactive extension of the United States federal research and development tax credit in fiscal 2013. Tax benefits from foreign earnings taxed at rates that are less than the United States federal tax rate are expected to be approximately 17% in fiscal 2014 and were 17% in fiscal 2013.
The Company believes that it is reasonably possible that several tax audits will be resolved within the next 12 months, thereby decreasing some or all of its $233 million unrecognized tax benefit liability at December 29, 2013. Such decrease will result in a reduction of the effective tax rate to the extent tax benefits are sustained or in the settlement of the liability with the tax authorities to the extent not sustained.

Note 5 — Stockholders’ Equity
Changes in stockholders’ equity for the three months ended December 29, 2013 were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Qualcomm Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at September 29, 2013	$36,088	$(1)	$36,087
Net income (loss) (1)	1,875	(1)	1,874
Other comprehensive income	31	—	31
Common stock issued under employee benefit plans and related tax benefits, net of shares withheld for taxes	342	—	342
Share-based compensation	291	—	291
Dividends	(599)	—	(599)
Stock repurchases	(1,002)	—	(1,002)
Other	1	2	3
Balance at December 29, 2013	$37,027	$—	$37,027

(1)	Discontinued operations, net of income taxes (Note 8) was attributable to Qualcomm.
Accumulated Other Comprehensive Income. Changes in the components of accumulated other comprehensive income, net of income taxes, in Qualcomm stockholders’ equity during the three months ended December 29, 2013 were as follows (in millions):

	Foreign Currency Translation Adjustment	Noncredit Other-than-Temporary Impairment Losses and Subsequent Changes in Fair Value for Certain Available-for-Sale Debt Securities	Net Unrealized Gain (Loss) on Other Available-for-Sale Securities		Net Unrealized Gain (Loss) on Derivative Instruments		Total Accumulated Other Comprehensive Income
Balance at September 29, 2013	$(115)	$25	$825		$18		$753
Other comprehensive income before reclassifications	6	—	77		7		90
Reclassifications from accumulated other comprehensive income	—	—	(53)	(a)	(6)	(b)	(59)
Other comprehensive income	6	—	24		1		31
Balance at December 29, 2013	$(109)	$25	$849		$19		$784

(a)	Reclassifications from accumulated other comprehensive income were recorded in investment income, net (Note 3).

(b)
Reclassifications from accumulated other comprehensive income were recorded in revenues, cost of equipment and services revenues, research and development expenses and selling, general and administrative expenses.

Stock Repurchase Program. During the three months ended December 29, 2013 and December 30, 2012, the Company repurchased and retired 14,196,000 and 4,295,000 shares, respectively, of the Company’s common stock for $1.0 billion and $250 million, respectively, before commissions. On September 11, 2013, the Company announced a stock repurchase program authorizing it to repurchase up to $5.0 billion of the Company’s common stock. The stock repurchase program has no expiration date. At December 29, 2013, $3.8 billion remained available for repurchase under the Company’s stock repurchase program.
Dividends. Cash dividends announced in the three months ended December 29, 2013 and December 30, 2012 were $0.35 and $0.25 per share, respectively. During the three months ended December 29, 2013 and December 30, 2012, dividends charged to retained earnings were $599 million and $435 million, respectively. On January 22, 2014, the Company announced a cash dividend of $0.35 per share on the Company’s common stock, payable on March 26, 2014 to stockholders of record as of the close of business on March 5, 2014.

Note 6 — Commitments and Contingencies
Legal Proceedings. Tessera, Inc. v. QUALCOMM Incorporated: On April 17, 2007, Tessera filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas and a complaint with the United

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against the Company and other companies, alleging infringement of two patents. The district court action was stayed pending resolution of the ITC proceeding, including all appeals. On May 20, 2009, the ITC issued a limited exclusion order and a cease and desist order, both of which were terminated when the patents expired on September 24, 2010. During the period of the exclusion order, the Company shifted supply of accused chips for customers who manufacture products that may be imported to the United States to a licensed supplier of Tessera, and the Company continued to supply those customers without interruption. The ITC’s orders were affirmed on appeal, and on November 28, 2011, the United States Supreme Court denied the Company’s petition for review. On January 18, 2012, pursuant to the parties’ stipulation, the District Court in the Eastern District of Texas lifted the stay and ordered that the case be moved to the United States District Court for the Northern District of California. On March 1, 2012, that court consolidated the case with an earlier-filed lawsuit filed by Tessera against multiple parties, including some of the Company’s semiconductor chip package suppliers. The court has set May 29, 2014 as the hearing date for claims construction and any summary judgment motions that may be filed. Trial is scheduled for August 25, 2014. Tessera may continue to seek alleged past damages in the district court, but it cannot obtain injunctive relief due to the expiration of the patents.
ParkerVision, Inc. v. QUALCOMM Incorporated: On July 20, 2011, ParkerVision filed a complaint against the Company in the United States District Court for the Middle District of Florida alleging that certain of the Company’s products infringe seven of its patents alleged to cover direct down-conversion receivers. ParkerVision’s complaint sought damages and injunctive and other relief. On February 28, 2012, ParkerVision filed an amended complaint dropping two patents from the case and adding one new patent. Subsequently, ParkerVision narrowed its allegations to assert only four patents. The trial began on October 7, 2013. On October 17, 2013, the jury returned a verdict finding all asserted claims of the four at-issue patents to be infringed and finding that none of the asserted claims are invalid. On October 24, 2013, the jury returned a separate verdict assessing total past damages of approximately $173 million and finding that the Company’s infringement was not willful. The Company recorded the verdict amount in fiscal 2013 as a charge in other expenses. The court’s briefing schedule for post-verdict motions, including the parties’ respective motions for judgment as a matter of law and a new trial and ParkerVision’s motions for injunctive relief and ongoing royalties concluded on January 24, 2014. The Company has requested a hearing on its motions.
Icera Complaint to the European Commission: On June 7, 2010, the European Commission (the Commission) notified and provided the Company with a redacted copy of a complaint filed with the Commission by Icera, Inc. alleging that the Company has engaged in anticompetitive activity. The Company was asked by the Commission to submit a preliminary response to the portions of the complaint disclosed to it, and the Company submitted its response in July 2010. Subsequently, the Company has provided and continues to provide additional documents and information as requested by the Commission. The Company continues to cooperate fully with the Commission’s preliminary investigation.
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
Japan Fair Trade Commission (JFTC) Complaint: The JFTC received unspecified complaints alleging that the Company’s business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order concluding that the Company’s Japanese licensees were forced to cross-license patents to the Company on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against the Company’s other licensees who made a similar commitment in their license agreements with the Company. The cease and desist order seeks to require the Company to modify its existing license agreements with Japanese companies to eliminate these provisions while preserving the license of the Company’s patents to those companies. The Company disagrees with the conclusions that it forced its Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate the Japanese Antimonopoly Act. The Company has invoked its right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted the Company’s motion and issued a stay of the cease and desist order pending the administrative hearing before the JFTC. The JFTC has held hearings on 20 different dates, with additional hearing dates yet to be scheduled.

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
China National Development and Reform Commission (NDRC) Investigation: In November 2013, the NDRC notified the Company that it had commenced an investigation of the Company relating to the Chinese Anti-Monopoly Law. The NDRC has advised the Company that the substance of the investigation is confidential. The Company continues to cooperate with the NDRC as it conducts its investigation.
The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. Other than amounts accrued for the ParkerVision matter, which have not been paid, the Company has not recorded any accrual at December 29, 2013 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. Nonetheless, the unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in numerous other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.
Indemnifications. The Company generally does not indemnify its customers and licensees for losses sustained from infringement of third-party intellectual property rights. However, the Company is contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent, copyright, trademark or trade secret infringement by products or services sold or provided by the Company. The Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company. Through December 29, 2013, the Company has received a number of claims from its direct and indirect customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by its products.
These indemnification arrangements are not initially measured and recognized at fair value because they are deemed to be similar to product warranties in that they relate to claims and/or other actions that could impair the ability of the Company’s direct or indirect customers to use the Company’s products or services. Accordingly, the Company records liabilities resulting from the arrangements when they are probable and can be reasonably estimated. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at December 29, 2013 associated with these indemnification arrangements, other than insignificant amounts, based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time.
Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Obligations, which generally have a remaining term of less than one year, under these agreements at December 29, 2013 for the remainder of fiscal 2014 and for each of the subsequent four years from fiscal 2015 through fiscal 2018 were approximately $3.1 billion, $209 million, $65 million, $6 million and $2

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

million, respectively, and $6 million thereafter. Of these amounts, for the remainder of fiscal 2014 through fiscal 2015, commitments to purchase integrated circuit product inventories comprised $2.6 billion and $81 million, respectively. Integrated circuit product inventory obligations represent purchase commitments for silicon wafers and assembly and test services. Under the Company’s manufacturing relationships with its foundry suppliers and assembly and test service providers, cancelation of outstanding purchase orders is generally allowed but requires payment of costs incurred through the date of cancelation.
Leases. The future minimum lease payments for all capital leases and operating leases at December 29, 2013 by fiscal year were as follows (in millions):

	Capital Leases	Operating Leases	Total
Remainder of fiscal 2014	$1	$70	$71
2015	1	79	80
2016	1	66	67
2017	1	48	49
2018	1	28	29
Thereafter	23	49	72
Total minimum lease payments	28	$340	$368
Deduct: Amounts representing interest	14
Present value of minimum lease payments	14
Deduct: Current portion of capital lease obligations	1
Long-term portion of capital lease obligations	$13
The Company leases certain of its land, facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 25 years and with provisions in certain leases for cost-of-living increases. The Company leases certain property under capital lease agreements primarily related to site leases that have an initial term of five years with renewal options of up to five additional renewal periods. Capital lease obligations are included in other liabilities.

Note 7 — Segment Information
The Company is organized on the basis of products and services. The Company aggregates two of its divisions into the QSI segment. Reportable segments are as follows:

•
QCT (Qualcomm CDMA Technologies) segment — develops and supplies integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products.

•
QTL (Qualcomm Technology Licensing) segment — grants licenses or otherwise provides rights to use portions of the Company’s intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA (including LTE) standards and their derivatives, and QTL collects fixed license fees and/or royalties based on sales by licensees of products incorporating or using the Company’s intellectual property.

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

During the first quarter of fiscal 2014, the Company reassessed its management reporting as a result of the sale of the North and Latin America operations of the Omnitracs division (Note 8), which was substantially all of the Omnitracs division, among other reasons. The Omnitracs division was previously aggregated with three other divisions into the Qualcomm Wireless & Internet (QWI) reportable segment. Starting in fiscal 2014, the QWI segment was eliminated, and

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

revenues and operating results for the divisions that comprised the QWI reportable segment are included in nonreportable segments as components of reconciling items. Prior period segment information has been adjusted to conform to the new segment presentation.
Nonreportable segments include the Company’s QIS (Qualcomm Internet Services), QGOV (Qualcomm Government Technologies), QMT (Qualcomm MEMS Technologies) and QRS (Qualcomm Retail Solutions) divisions and other display, wireless technology and service initiatives. Nonreportable segments develop and offer products and services that include, but are not limited to: software products and content enablement services to wireless operators; development, other services and related products to U.S. government agencies and their contractors; low power consumption, high optical performance flat display modules; software applications that enable location-awareness and commerce services; 3G/LTE and Wi-Fi products designed for implementation of small cells; medical device connectivity and related data management; augmented reality; and device-to-device communication.
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

	QCT	QTL	QSI	Reconciling Items*	Total
For the three months ended:
December 29, 2013
Revenues	$4,616	$1,900	$—	$106	$6,622
EBT	906	1,670	4	(823)	1,757
December 30, 2012
Revenues	$4,120	$1,757	$—	$141	$6,018
EBT	1,068	1,532	(17)	(256)	2,327
*As adjusted
QCT revenues included intersegment revenues of $1 million for each of the three months ended December 29, 2013 and December 30, 2012. All other revenues for reportable segments were from external customers for all periods presented.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reconciling items in the previous table were as follows (in millions):

	Three Months Ended
	December 29, 2013	December 30, 2012*
Revenues
Nonreportable segments	$108	$142
Intersegment eliminations	(2)	(1)
	$106	$141
EBT
Unallocated cost of equipment and services revenues	$(73)	$(83)
Unallocated research and development expenses	(217)	(186)
Unallocated selling, general and administrative expenses	(125)	(111)
Unallocated other expense	(12)	—
Unallocated investment income, net	257	248
Nonreportable segments	(653)	(124)
	$(823)	$(256)
*As adjusted
Nonreportable segments EBT included a total of $460 million in impairment charges related to the Company’s QMT and QRS divisions (Note 9).
Unallocated acquisition-related expenses were comprised as follows (in millions):

	Three Months Ended
	December 29, 2013	December 30, 2012
Cost of equipment and services revenues	$61	$63
Research and development expenses	1	—
Selling, general and administrative expenses	7	7
Segment assets are comprised of accounts receivable and inventories for all reportable segments other than QSI. QSI segment assets include marketable securities, notes receivable, wireless spectrum, other investments and all assets of consolidated subsidiaries included in QSI. Reconciling items for total consolidated assets included $425 million and $892 million at December 29, 2013 and September 29, 2013, respectively, of goodwill and other assets related to the Company’s QMT division. The decrease in QMT assets was primarily a result of an impairment of certain property, plant and equipment recorded in the first quarter of fiscal 2014 (Note 2). Total segment assets also differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, goodwill, other intangible assets and assets of nonreportable segments. Segment assets and reconciling items were as follows (in millions):

	December 29, 2013	September 29, 2013
QCT	$2,292	$3,305
QTL	31	28
QSI	474	511
Reconciling items	43,485	41,672
Total consolidated assets	$46,282	$45,516

Note 8 — Discontinued Operations

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On November 25, 2013, the Company completed its sale of the North and Latin America operations of its Omnitracs division to a U.S.-based private equity firm for cash consideration of $788 million (net of cash sold), which is subject to a working capital adjustment pursuant to the terms and conditions of the definitive agreement. As a result, the Company recorded a gain in discontinued operations of $665 million ($430 million net of income tax expense) during the three months ended December 29, 2013. Total assets and total liabilities were reduced by $150 million and $45 million, respectively. The revenues and operating results of the North and Latin America operations of the Omnitracs division, which comprised substantially all of the Omnitracs division, were not presented as discontinued operations in any fiscal period because they were immaterial. The related assets (included in other current assets and other noncurrent assets) and liabilities (included in other current liabilities and other noncurrent liabilities) of $139 million and $43 million, respectively, were classified as held for sale at September 29, 2013.

Note 9 — Fair Value Measurements
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
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 29, 2013 (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$4,502	$3,174	$—	$7,676
Marketable securities
U.S. Treasury securities and government-related securities	790	561	—	1,351
Corporate bonds and notes	—	12,227	—	12,227
Mortgage- and asset-backed securities	—	921	246	1,167
Auction rate securities	—	—	83	83
Common and preferred stock	1,672	857	—	2,529
Equity funds	792	—	—	792
Debt funds	1,581	3,588	—	5,169
Total marketable securities	4,835	18,154	329	23,318
Derivative instruments	1	38	—	39
Other investments	270	—	—	270
Total assets measured at fair value	$9,608	$21,366	$329	$31,303
Liabilities
Derivative instruments	$—	$3	$—	$3
Other liabilities	270	—	—	270
Total liabilities measured at fair value	$270	$3	$—	$273
Cash Equivalents and Marketable Securities. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, including money market funds, certificates of deposit, commercial paper, government agencies’ securities and repurchase agreements fully collateralized by government agencies’ securities.
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
The fair value of auction rate securities is estimated by the Company using a discounted cash flow model that incorporates transaction details such as contractual terms, maturity and timing and amount of future cash flows, as well as assumptions related to liquidity, default likelihood and recovery, the future state of the auction rate market and credit valuation adjustments of market participants. Though most of the securities held by the Company are pools of student loans guaranteed by the U.S. government, prepayment speeds and illiquidity discounts are considered significant unobservable inputs. These additional inputs are generally unobservable, and therefore, auction rate securities are included in Level 3.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Derivative Instruments. Derivative instruments include foreign currency option and forward contracts to manage foreign exchange risk for certain foreign currency transactions and certain balances denominated in a foreign currency; option, forward and swap contracts to acquire or reduce foreign exchange, interest rate and/or equity, prepayment and credit risks for portfolios of marketable securities classified as trading; and warrants to purchase common stock of other companies at fixed prices. Derivative instruments that are traded on an exchange are valued using quoted market prices and are included in Level 1. Derivative instruments that are not traded on an exchange are valued using conventional calculations/models that are primarily based on observable inputs, such as foreign currency exchange rates, the Company’s stock price, volatilities and interest rates, and therefore, such derivative instruments are included in Level 2.
Other Investments and Other Liabilities. Other investments and other liabilities included in Level 1 are comprised of the Company’s deferred compensation plan liability and related assets, which consist of mutual funds classified as trading securities, and were included in other noncurrent assets.
Activity between Levels of the Fair Value Hierarchy. There were no significant transfers between Level 1 and Level 2 during the three months ended December 29, 2013 or December 30, 2012. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table includes the activity for marketable securities and other liabilities classified within Level 3 of the valuation hierarchy (in millions):

	Three Months Ended December 29, 2013		Three Months Ended December 30, 2012
	Auction Rate Securities	Other Marketable Securities	Auction Rate Securities	Other Marketable Securities
Beginning balance of Level 3	$83	$239	$118	$203
Total realized and unrealized gains or losses:
Included in investment income, net	—	2	—	2
Included in other comprehensive income	—	(1)	1	2
Purchases	—	23	—	41
Sales	—	(9)	—	(1)
Settlements	—	(8)	(34)	(19)
Transfers into Level 3	—	—	—	14
Ending balance of Level 3	$83	$246	$85	$242
The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the fiscal month in which the actual event or change in circumstances that caused the transfer occurs. Transfers into Level 3 during the three months ended December 30, 2012 primarily consisted of debt securities with significant inputs that became unobservable as a result of an increased likelihood of a shortfall in contractual cash flows or a significant downgrade in credit ratings.
Nonrecurring Fair Value Measurements. The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the first quarter of fiscal 2014, certain property, plant and equipment related to the Company’s QMT division were written down to their estimated fair values resulting in an impairment charge of $444 million (Note 2). At December 29, 2013, the carrying value of the QMT division’s property, plant and equipment was $255 million. During the first quarter of fiscal 2014, the Company recorded an impairment charge of $16 million in other expenses to write down goodwill related to its QRS division. At December 29, 2013, the remaining goodwill for the QRS division was negligible. The Company determined the fair values primarily using a cost approach. The estimation of fair values and cash flows used in these fair value measurements required the use of significant unobservable inputs, and as a result, the fair value measurements were classified as Level 3. During the three months ended December 29, 2013 and December 30, 2012, the Company did not have any other significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Marketable Securities
Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	December 29, 2013	September 29, 2013	December 29, 2013	September 29, 2013
Trading:
U.S. Treasury securities and government-related securities	$289	$241	$21	$49
Corporate bonds and notes	220	269	260	256
Mortgage- and asset-backed securities	—	—	121	104
Total trading	509	510	402	409
Available-for-sale:
U.S. Treasury securities and government-related securities	968	721	73	71
Corporate bonds and notes	4,858	4,533	6,889	6,812
Mortgage- and asset-backed securities	719	745	327	328
Auction rate securities	—	—	83	83
Common and preferred stock	49	8	2,480	2,351
Equity funds	153	—	639	960
Debt funds	1,732	2,307	2,894	2,889
Total available-for-sale	8,479	8,314	13,385	13,494
Fair value option:
Debt fund	—	—	543	537
Total marketable securities	$8,988	$8,824	$14,330	$14,440
The Company holds an investment in a debt fund for which the Company elected the fair value option because the Company is able to redeem its shares at net asset value, which is determined daily. The investment would have otherwise been recorded using the equity method. The debt fund has no single maturity date. At December 29, 2013, the Company had an effective ownership interest in the debt fund of 20%. Net increases in fair value associated with this investment of $13 million and $10 million were recognized in net investment income during the three months ended December 29, 2013 and December 30, 2012, respectively.
The Company classifies certain portfolios of debt securities that utilize derivative instruments to acquire or reduce foreign exchange, interest rate and/or equity, prepayment and credit risks as trading. Net losses and net gains recognized on debt securities classified as trading still held at December 29, 2013 and December 30, 2012, respectively, were negligible for the three months ended December 29, 2013 and December 30, 2012, respectively.
At December 29, 2013, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity
Less Than One Year	One to Five Years	Five to Ten Years	Greater Than Ten Years	No Single Maturity Date	Total
$2,086	$7,100	$2,300	$1,302	$5,755	$18,543
Debt securities with no single maturity date included debt funds, mortgage- and asset-backed securities and auction rate securities.
The Company recorded realized gains and losses on sales of available-for-sale securities as follows (in millions):

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains
For the three months ended
December 29, 2013	$116	$(3)	$113
December 30, 2012	84	(5)	79

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Available-for-sale securities were comprised as follows (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 29, 2013
Equity securities	$2,564	$809	$(52)	$3,321
Debt securities (including debt funds)	18,280	420	(157)	18,543
	$20,844	$1,229	$(209)	$21,864
September 29, 2013
Equity securities	$2,570	$793	$(44)	$3,319
Debt securities (including debt funds)	18,255	396	(162)	18,489
	$20,825	$1,189	$(206)	$21,808
The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that are classified as available-for-sale and have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

	December 29, 2013
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and government-related securities	$155	$(2)	$—	$—
Corporate bonds and notes	2,335	(24)	17	—
Mortgage- and asset-backed securities	374	(3)	26	(1)
Auction rate securities	—	—	83	(1)
Common and preferred stock	347	(49)	1	—
Debt funds	1,288	(125)	336	(1)
Equity funds	40	(3)	—	—
	$4,539	$(206)	$463	$(3)

	September 29, 2013
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and government-related securities	$42	$(1)	$—	$—
Corporate bonds and notes	2,084	(31)	24	(1)
Mortgage- and asset-backed securities	367	(5)	24	—
Auction rate securities	—	—	83	(1)
Common and preferred stock	291	(41)	—	—
Debt funds	2,776	(123)	4	—
Equity funds	82	(3)	—	—
	$5,642	$(204)	$135	$(2)
At December 29, 2013, the Company concluded that the unrealized losses on its available-for-sale securities were temporary. Further, for common and preferred stock and for equity and debt funds with unrealized losses, the Company has the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable period of time. For debt securities with unrealized losses, the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, such securities before recovery or maturity.
The following table shows the activity for the credit loss portion of other-than-temporary impairments on debt securities held by the Company (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	December 29, 2013	December 30, 2012
Beginning balance of credit losses	$4	$31
Credit losses recognized on securities not previously impaired	2	—
Reductions in credit losses related to securities sold	—	(12)
Ending balance of credit losses	$6	$19

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 29, 2013 contained in our 2013 Annual Report on Form 10-K.
This Quarterly Report (including, but not limited to, this section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements, including, but not limited to, statements regarding our business, financial condition, results of operations and prospects. Additionally, statements concerning future matters, such as the development of new products, enhancements of technologies, industry or regional trends, consumer demand, sales or price levels, challenges to our business model, capital expenditures, investments in research and development, strategic investments and acquisitions and other statements regarding matters that are not historical, are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report.
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
Overview
Recent Developments
Revenues for the first quarter of fiscal 2014 were $6.6 billion, with net income attributable to Qualcomm of $1.9 billion, which primarily resulted from the following key items:

•
We shipped approximately 213 million Mobile Station Modem (MSM) integrated circuits for CDMA- and OFDMA-based wireless devices, an increase of 17%, compared to 182 million MSM integrated circuits in the year ago quarter.

•	Total reported device sales were approximately $61.6 billion, an increase of approximately 16%, compared to approximately $53.3 billion in the year ago quarter.(1)

•
As a result of further discussions with potential buyers and consideration of alternative uses for the separate asset groups that comprise one of our QMT division’s manufacturing facilities in Taiwan, we recorded an impairment charge of $444 million in other expenses.

•
On November 23, 2013, we completed the sale of the North and Latin America operations of our Omnitracs division, which was substantially all of the Omnitracs division. As a result, we recognized a gain in discontinued operations of $430 million net of income tax expense.

Against this backdrop, the following recent developments occurred during the first quarter of fiscal 2014 with respect to key elements of our business or our industry:

•	Worldwide cellular connections grew sequentially by approximately 2% to reach approximately 6.9 billion.(2)

•
Worldwide 3G/4G connections (CDMA-based, OFDMA-based and CDMA/OFDMA multimode) grew sequentially by approximately 6% to approximately 2.5 billion, which was approximately 36% of total cellular subscriptions.(2)

•
The Ministry of Industry and Information Technology in China confirmed the licensing of spectrum for 4G wireless services to the country’s three wireless operators for the LTE-TDD mode of the LTE standard (also frequently referred to in China as TD-LTE).

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

(2)	According to GSMA Intelligence estimates as of January 27, 2014, for the quarter ended December 29, 2013 (estimates excluded Wireless Local Loop).
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
We conduct business primarily through three reportable segments: QCT, QTL and QSI. Our reportable segments are operated by QUALCOMM Incorporated and its direct and indirect subsidiaries. Following our corporate reorganization at the beginning of fiscal 2013, substantially all of our products and services businesses, including QCT, and substantially all of our engineering, research and development functions, are now operated by Qualcomm Technologies, Inc. (QTI), a wholly-owned subsidiary of QUALCOMM Incorporated, and QTI’s subsidiaries. QTL continues to be operated by QUALCOMM Incorporated, which continues to own the vast majority of our patent portfolio. Neither QTI nor any of its subsidiaries has any right, power or authority to grant any licenses or other rights under or to any patents owned by QUALCOMM Incorporated.
QCT (Qualcomm CDMA Technologies) is a leading developer and supplier of integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products. QCT’s integrated circuit products and system software are sold to or licensed to manufacturers that use our products in wireless devices, particularly mobile phones, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, data cards and infrastructure equipment, and in wired devices, particularly broadband gateway equipment, desktop computers, televisions, set-top boxes and Blu-ray players. The MSM integrated circuits, which include the Mobile Data Modem, Qualcomm Single Chip and Qualcomm Snapdragon processor devices, perform the core baseband modem functionality in wireless devices providing voice and data communications, as well as multimedia applications and global positioning functions. In addition, our Snapdragon processors provide advanced application and graphics processing capabilities. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. QCT revenues comprised 70% and 68% of total consolidated revenues in the first quarter of fiscal 2014 and 2013, respectively.
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

Royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of complete licensed products, net of certain permissible deductions (e.g., certain shipping costs, packing costs, VAT, etc.). QTL recognizes royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met. Licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. QTL revenues comprised 29% of total consolidated revenues in the first quarter of both fiscal 2014 and 2013. The vast majority of such revenues were generated through our licensees’ sales of CDMA2000- and WCDMA-based products, including multimode products that also implement OFDMA, such as feature phones and smartphones.
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
During the first quarter of fiscal 2014, we reassessed our management reporting as a result of the sale of the North and Latin America operations of our Omnitracs division, among other reasons. The Omnitracs division was previously aggregated with three other divisions into the Qualcomm Wireless & Internet (QWI) reportable segment. Starting in fiscal 2014, the QWI segment was eliminated, and the former QWI divisions are nonreportable segments.
Nonreportable segments include our QIS (Qualcomm Internet Services), QGOV (Qualcomm Government Technologies), QMT (Qualcomm MEMS Technologies) and QRS (Qualcomm Retail Solutions) divisions and other display, wireless technology and service initiatives. Nonreportable segments develop and offer products and services that include, but are not limited to: software products and content enablement services to wireless operators; development, other services and related products to U.S. government agencies and their contractors; low power consumption, high optical performance flat display modules; software applications that enable location-awareness and commerce services; 3G/LTE and Wi-Fi products designed for implementation of small cells; medical device connectivity and related data management; augmented reality; and device-to-device communication.
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
Discontinued Operations. On November 25, 2013, we completed our sale of the North and Latin America operations of our Omnitracs division to a U.S.-based private equity firm for cash consideration of $788 million (net of cash sold), which is subject to a working capital adjustment pursuant to the terms and conditions of the definitive agreement. As a result, we recorded a gain in discontinued operations of $665 million ($430 million net of income tax expense) during the three months ended December 29, 2013. The revenues and operating results of the North and Latin America operations of the Omnitracs division, which comprise substantially all of the Omnitracs division, were not presented as discontinued operations in any fiscal period because they were immaterial.
Looking Forward
The deployment of 3G networks has enabled increased voice capacity and higher data rates than prior generation networks, thereby supporting more minutes of use and a wide range of mobile broadband data applications for handsets, 3G connected computing devices and other consumer electronics. According to the Global mobile Suppliers Association (GSA), as of January 2014, to complement their existing 3G networks, more than 260 wireless operators have deployed and more than 450 wireless operators are planning to deploy OFDMA-based technology, often called 4G, in new wireless spectrum to gain additional capacity for data services. As a result, we expect continued growth in the coming years in consumer demand for 3G, 3G/4G multimode and 4G products and services around the world.
As we look forward to the next several months, the following items are likely to have an impact on our business:

•
The worldwide transition from 2G to 3G and 3G/4G networks is expected to continue, including the further expansion of 3G and 3G/4G in emerging regions, such as China. We expect that the growth of low-tier smartphone products will contribute to such expansion.

•	We expect consumer demand for advanced 3G and 3G/4G multimode devices, including smartphones and data-centric devices, to continue at a strong pace.

•
We expect the issuance of 4G operator licenses in China will encourage competition and growth, bring the benefits of 4G LTE to consumers and enable new opportunities for the industry. We will continue to support the operators and the industry to help provide consumers in China with a wide selection of 3G/4G devices and services.

•
We expect that 3G/4G device prices will continue to vary broadly due to the increased penetration of smartphones combined with active competition throughout the world at all price tiers. Additionally, varying rates of economic growth by region and stronger growth of device shipments in emerging regions, as compared to developed regions, are expected to continue to impact the average and range of selling prices of 3G/4G devices.

•
We continue to invest significant resources toward advancements in 3G, 3G/4G and 4G LTE (an OFDMA-based standard) technologies, audio and video codecs, wireless baseband chips, our converged computing/communications (Snapdragon) chips, multimedia products, software and services. We are also investing across a broad spectrum of opportunities that leverage our existing technical and business expertise to deploy new business models and enter into new industry segments, such as our IMOD and other display technologies; 3G/LTE and Wi-Fi products designed for implementation of small cells and the 1000x data challenge; wireless charging; proximity-based communications; very high speed connectivity; mobile location awareness and commerce; automotive; mobile health; wearable technology; gaming; and products for the connected home, the digital 6th sense and the Internet of Everything.

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
Results of Operations

Revenues (in millions)
	Three Months Ended
	December 29, 2013	December 30, 2012	Change
Equipment and services	$4,653	$4,199	$454
Licensing	1,969	1,819	150
	$6,622	$6,018	$604
The increase in equipment and services revenues was primarily due to an increase in QCT revenues of $495 million. The increase in licensing revenues was primarily due to an increase in QTL revenues of $143 million.

Operating Expenses (in millions)
	Three Months Ended
	December 29, 2013	December 30, 2012	Change
Cost of equipment and services (E&S) revenues	$2,706	$2,237	$469
Cost as % of E&S revenues	58%	53%
The decrease in margin percentage was primarily attributable to a decrease in QCT margin percentage. Our margin percentage may fluctuate in future periods depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

	Three Months Ended
	December 29, 2013	December 30, 2012	Change
Research and development	$1,328	$1,106	$222
% of revenues	20%	18%
Selling, general, and administrative	$623	$587	$36
% of revenues	9%	10%
Other	$472	$—	$472
The dollar increase in research and development expenses was primarily attributable to an increase of $184 million in costs related to the development of CDMA-based 3G, OFDMA-based 4G LTE and other technologies for integrated circuit and related software products and to expand our intellectual property portfolio and an increase of $16 million in share-based compensation.
The dollar increase in selling, general and administrative expenses was primarily attributable to increases of $27 million in employee-related expenses and $12 million in selling and marketing expenses, partially offset by a decrease of $16 million in costs related to litigation and other legal matters.
Other expenses in the first quarter of fiscal 2014 were comprised of a $444 million impairment charge resulting from further discussions with potential buyers and consideration of alternative uses for the separate asset groups that comprise one of our QMT division’s manufacturing facilities in Taiwan, a $16 million goodwill impairment charge related to our QRS division and a $12 million charge related to the ParkerVision verdict.

Net Investment Income (in millions)
	Three Months Ended
	December 29, 2013	December 30, 2012	Change
Interest and dividend income	$156	$165	$(9)
Interest expense	(3)	(8)	5
Net realized gains on marketable securities	128	94	34
Net realized gains on other investments	17	2	15
Net impairment losses on marketable securities and other investments	(37)	(10)	(27)
Net gains (losses) on derivative instruments	4	(1)	5
Equity in net losses of investees	(1)	(3)	2
	$264	$239	$25
The increase in net realized gains on marketable securities was primarily due to the increased impact of portfolio rebalancing in the first quarter of fiscal 2014, compared to the first quarter of fiscal 2013. The increase in net realized gains on other investments was primarily due to our acquisition of substantially all of the assets of a strategic investee in the first quarter of fiscal 2014. The increase in net impairment losses on marketable securities and other investments was primarily due to an increase in our recognition of unrealized losses on equity securities that we did not assert an intention to hold to recovery in the first quarter of fiscal 2014.

Income Tax Expense (in millions)
	Three Months Ended
	December 29, 2013	December 30, 2012	Change
Income tax expense	$313	$424	$(111)
Effective tax rate	18%	18%	—%

The following table summarizes the primary factors that caused our effective tax rates for the first quarter of fiscal 2014 and 2013 to be less than the United States federal statutory rate:

	Three Months Ended
	December 29, 2013	December 30, 2012
Expected income tax provision at federal statutory tax rate	35%	35%
Benefits from foreign income taxed at other than U.S. rates	(17%)	(17%)
Benefits related to the research and development tax credit	(1%)	—%
Other	1%	—%
Effective tax rate	18%	18%
The effective tax rate for the first quarter of fiscal 2014 is the same as the effective tax rate for the first quarter of fiscal 2013 as a result of a federal research and development tax credit, offset by an increase in non-deductible expenses in fiscal 2014. The estimated annual effective tax rate for fiscal 2014 reflects the United States federal research and development tax credit expected to be generated through December 31, 2013, the date on which the credit expired.
We believe that it is reasonably possible that several tax audits will be resolved within the next 12 months, thereby decreasing some or all of our $233 million unrecognized tax benefit liability at December 29, 2013. Such decrease will result in a reduction of our effective tax rate to the extent tax benefits are sustained or in the settlement of the tax liability with the tax authorities to the extent not sustained.
Segment Results
The following should be read in conjunction with the first quarter financial results of fiscal 2014 for each reportable segment. See “Notes to Condensed Consolidated Financial Statements, Note 7 - Segment Information.”

	QCT	QTL	QSI
Three Months Ended December 29, 2013
Revenues	$4,616	$1,900	$—
EBT (1)	906	1,670	4
EBT as a % of revenues	20%	88%
Three Months Ended December 30, 2012
Revenues	$4,120	$1,757	$—
EBT (1)	1,068	1,532	(17)
EBT as a % of revenues	26%	87%

(1)	Earnings (loss) before taxes.
QCT Segment. The increase in QCT revenues of $496 million was primarily due to an increase in equipment and services revenues. Equipment and services revenues, mostly related to sales of MSM and accompanying RF and PM integrated circuits, were $4.56 billion and $4.07 billion in the first quarter of fiscal 2014 and 2013, respectively. The increase in equipment and services revenues resulted primarily from increases of $589 million related to higher unit shipments and $100 million related to sales of connectivity products, partially offset by a decrease of $215 million related to the net effects of changes in product mix and lower average selling prices of such products. Approximately 213 million and 182 million MSM integrated circuits were sold during the first quarter of fiscal 2014 and 2013, respectively.
QCT EBT as a percentage of revenues decreased due to a decrease in gross margin percentage and an increase of 12% in QCT revenues relative to a combined increase of 14% in research and development expenses and selling, general and administrative expenses. QCT gross margin percentage decreased as a result of the net effects of lower average selling prices, unfavorable product mix and lower average unit costs.
QCT inventories decreased by 19% in the first quarter of fiscal 2014 from $1.30 billion to $1.05 billion primarily due to a decrease in work-in-process related to the timing of inventory receipts and stages of completion, and the overall impact of lower average unit costs.
QTL Segment. The increase in QTL revenues of $143 million was primarily due to an increase in sales of CDMA-based products, including multimode products that also implement OFDMA, by licensees. The increase in QTL EBT as a percentage of revenues was attributable to an increase of 8% in revenues relative to an increase of 2% in costs and expenses.
QSI Segment. The increase in QSI EBT of $21 million was primarily due to an increase of $14 million in net realized gains on investments, primarily due to our acquisition of substantially all of the assets of a strategic investee, and a decrease of $6 million in interest expense due to the deconsolidation of the former BWA subsidiaries in fiscal 2013.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $31.6 billion at December 29, 2013, an increase of $2.2 billion from September 29, 2013. This increase included $788 million in net proceeds from the sale of the North and Latin America operations of our Omnitracs division and $441 million in proceeds from the issuance of common stock under our equity compensation plans. Our cash, cash equivalents and marketable securities at December 29, 2013 consisted of $8.7 billion held by United States-based entities and $22.9 billion held by foreign entities. Of our cash, cash equivalents and marketable securities at December 29, 2013, $22.7 billion is indefinitely reinvested and would be subject to material tax effects if repatriated. Due to tax considerations, we derive liquidity for operations primarily from domestic cash flow and investments held domestically. Total cash provided by operating activities increased to $2.8 billion during the first quarter of fiscal 2014, compared to $2.0 billion during the first quarter of fiscal 2013.
Accounts receivable decreased 38% during the first quarter of fiscal 2014. Days sales outstanding, on a consolidated basis, were 18 days at December 29, 2013, compared to 30 days at September 29, 2013. The decreases in accounts receivable and the related days sales outstanding were primarily due to the timing of integrated circuit shipments.
During the first quarter of fiscal 2014, we repurchased and retired 14,196,000 shares of our common stock for $1.0 billion, before commissions. At December 29, 2013, approximately $3.8 billion remained available for repurchase under our stock repurchase program, and we currently expect to complete a minimum of $3 billion of stock repurchases during the remainder of fiscal 2014. The stock repurchase program has no expiration date. We continue to evaluate repurchases as a means of returning capital to stockholders, subject to our periodic determinations that repurchases are in the best interests of our stockholders.
We paid cash dividends totaling $590 million, or $0.35 per share, on December 19, 2013. On January 22, 2014, we announced a cash dividend of $0.35 per share on our common stock, payable on March 26, 2014 to stockholders of record as of the close of business on March 5, 2014. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders.
During the first quarter of fiscal 2014, we announced our intention of returning 75% of our free cash flow to stockholders through stock repurchases and dividends over the foreseeable future, where free cash flow is defined as net cash provided by operating activities less capital expenditures. To meet this goal, we expect to use existing cash held by, and cash flow generated from, United States-based entities, and we anticipate that we will supplement this by borrowing additional funds beginning in the next few years. The requirement for and timing of such borrowing is subject to a number of factors, including the cash flow generated by United States-based entities, acquisitions and strategic investments, acceptable interest rates and changes in corporate income tax law, among other factors.
Subject to the foregoing paragraph, we believe our current cash, cash equivalents and marketable securities and our expected cash flow generated from operations will provide us with flexibility and satisfy our working and other capital requirements for at least the next 12 months based on our current business plans.

•
Our research and development expenditures were $1.3 billion during the first quarter of fiscal 2014 and $5.0 billion in fiscal 2013, and we expect to continue to invest heavily in research and development for new technologies, applications and services for voice and data communications, primarily in the wireless industry.

•
Cash outflows for capital expenditures were $210 million during the first quarter of fiscal 2014 and $1.0 billion in fiscal 2013. We expect to continue to incur capital expenditures in the future to support our business, including research and development activities. Future capital expenditures may be impacted by transactions that are currently not forecasted.

•
Our purchase obligations for the remainder of fiscal 2014 and for fiscal 2015, some of which relate to research and development activities and capital expenditures, totaled $3.1 billion and $209 million, respectively, at December 29, 2013.

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
Additional information regarding our financial commitments at December 29, 2013 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 4 — Income Taxes” and “Note 6 — Commitments and Contingencies.”
Risk Factors
You should consider each of the following factors as well as the other information in this Quarterly Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 29, 2013, including our financial statements and the related notes.
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
We develop, patent and commercialize technology and products based on CDMA, OFDMA and other communications technologies. We depend on our customers, licensees, operators of CDMA- and OFDMA-based wireless networks and other industries to use our technologies, and on the timing of their deployment of new products and services, and they may incur lower gross margins on products or services based on these technologies than on products and services based on alternative technologies. We also depend on our customers and licensees to develop products and services with value-added features to drive selling prices as well as consumer demand for new 3G and 3G/4G devices. Our revenues and/or growth in revenues could be negatively impacted, our business may be harmed and our substantial investments in these technologies may not provide us an adequate return, if:

•	wireless operators and other industries deploy alternative technologies;

•	wireless operators delay 3G and/or 3G/4G multimode network deployments, expansions or upgrades and/or delay moving 2G customers to 3G, 3G/4G multimode or 4G wireless devices;

•	LTE, an OFDMA-based 4G wireless technology, is not more widely deployed or commercial deployment is delayed;

•	government regulators delay the reallocation of 2G spectrum to allow wireless operators to upgrade their networks to 3G and/or 3G/4G, thereby restricting the expansion of 3G/4G wireless connectivity;

•	wireless operators are unable to drive improvements in 3G or 3G/4G multimode network performance and/or capacity;

•	our customers’ and licensees’ sales of products and services using these technologies, particularly premium-tier device products, do not grow or do not grow as quickly as anticipated; or

•	we are unable to drive the adoption of our products and services into networks and devices based on CDMA, OFDMA and other communications technologies.
Our industry is subject to competition in an environment of rapid technological change that could result in decreased demand and/or declining average selling prices for our products and those of our customers and/or licensees and/or result in placing new specifications or requirements on our products, each of which could negatively affect our revenues and operating results.
Our products, services and technologies face significant competition, and the revenues they generate or the timing of their deployment, which may depend on the actions of others, may not meet expectations. Competition in the communications industry is affected by various factors that include, among others: evolving industry standards and business models; evolving methods of transmission for voice and data communications; networking and connectivity trends; evolving nature of computing (including demand for always on, always connected capabilities); rapid technological change; value-added features that drive selling prices as well as consumer demand for new 3G, 3G/4G multimode and 4G devices; turnkey, integrated products that incorporate hardware, software, user interface, applications and reference designs; rapid growth in mobile data consumption; device manufacturer concentrations; growth in emerging geographic regions; scalability; and the ability of the system technology to meet customers’ immediate and future network requirements. We anticipate that additional competitors will introduce products as a result of growth opportunities in wireless communications, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in selected segments of the industry.
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

•
be a leader serving original equipment manufacturers, high level operating systems (HLOS) providers, operators and other industry participants as competitors, new industry entrants and other factors continue to affect the industry landscape;

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

•
continue to develop brand recognition to effectively compete against better known companies in mobile computing and other consumer driven segments and to deepen our presence in significant emerging geographic regions; and/or

•
create stand-alone value and/or contribute to the success of our existing businesses through investments in new industry segments and/or disruptive technologies, including new display technologies, wireless charging, mobile health, mobile location awareness and commerce, automotive, the connected home and the Internet of Everything, among others.

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
In addition, there has been and continues to be litigation among certain of our customers and other industry participants, and the potential outcomes of such litigation, including but not limited to injunctions against devices that incorporate our products or rulings on certain patent law or patent licensing issues that create new legal precedent, could impact our business.
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
Although we own a very strong portfolio of issued and pending patents related to GSM, GPRS, EDGE, OFDM, OFDMA, WLAN, MIMO and other technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing revenues as our CDMA licensing program. Many wireless operators are investigating, have selected or have deployed OFDMA-based LTE as their next-generation 4G technology for deployment in existing or future wireless spectrum bands as complementary to their existing CDMA-based networks. While 3G/4G multimode products are generally covered by existing 3G licensing agreements, products that implement 4G and do not implement 3G are generally not covered by existing 3G licensing agreements. Although we believe that our patented technology is essential and useful to implementation of the LTE industry standards and have granted royalty-bearing licenses to more than 95 companies (including LG, Nokia, Samsung, Sony Mobile and ZTE) that have realized that they need a license under our patents to make and sell products implementing 4G standards but not implementing 3G standards, the royalty rates for single mode 4G products are generally lower than our royalty rates for 3G and 3G/4G multimode products, and therefore, we might not achieve the same licensing revenues on such LTE products as on 3G or 3G/4G multimode products. In addition, new connectivity services are emerging that rely on devices that may or may not be used on traditional cellular networks, such as devices used in the connected home or the Internet of Everything. Standards, even de facto standards, that develop as these technologies mature, in particular those that do not include a base level of interoperability, may impact our ability to obtain royalties that are equivalent to those that we receive for 3G products used in cellular communications. Although we believe that our patented technology is essential and useful to the commercialization of such services, the royalties we receive may be lower than those we receive from our current licensing program.
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
From time to time, companies initiate various strategies to attempt to renegotiate, mitigate and/or eliminate their need to pay royalties to us for the use of our intellectual property. These strategies have included: (i) litigation, often alleging infringement of patents held by such companies, patent misuse, patent exhaustion, patent invalidity and/or unenforceability of our patents and/or licenses, or some form of unfair competition; (ii) taking positions contrary to our understanding of their contracts with us; (iii) appeals to governmental authorities; (iv) collective action, including working with wireless operators, standards bodies, other like-minded companies and other organizations, on both formal and informal bases, to adopt intellectual property policies and practices that could have the effect of limiting returns on intellectual property innovations; and (v) lobbying governmental regulators and elected officials for the purpose of seeking the imposition of some form of compulsory licensing and/or to weaken a patent holder’s ability to enforce its rights or obtain a fair return for such rights.

In addition, in connection with our participation in SDOs, we, like other patent owners, generally have made contractual commitments to such organizations to license those of our patents that would necessarily be infringed by standard-compliant products (standard-essential patents) on terms that are fair, reasonable and nondiscriminatory (FRAND). Some manufacturers and users of standard-compliant products advance interpretations of these FRAND commitments that are adverse to our licensing business, including interpretations that would limit the amount of royalties that we could collect on the licensing of our patent portfolio.
Further, some companies or entities have proposed significant changes to existing intellectual property policies for implementation by SDOs and other industry organizations with the goal of significantly devaluing standard-essential patents. For example, some have put forth proposals which would require a maximum aggregate intellectual property royalty rate for the use of all standard-essential patents owned by all of the member companies to be applied to the selling price of any product implementing the relevant standard. They have further proposed that such maximum aggregate royalty rate be apportioned to each member company with standard-essential patents based upon the number of standard-essential patents held by such company. Others have proposed that injunctions not be an available remedy for infringement of standard-essential patents and/or have made proposals that could severely limit damage awards and other remedies by courts for patent infringement (e.g., by severely limiting the base upon which the royalty percentage may be applied). A number of these strategies are purportedly based on interpretations of the policies of certain SDOs concerning the licensing of patents that are or may be essential to industry standards and on our and/or other companies’ alleged failure to abide by these policies.
Some courts and governmental agencies have adopted and may in the future adopt some or all of these interpretations or proposals in a manner adverse to our interests, and SDOs may adopt such interpretations or proposals as so-called clarifications or amendments to their intellectual property policies.
We expect that such proposals, interpretations and strategies will continue in the future, and if successful in the future, our business model would be harmed, either by limiting or eliminating our ability to collect royalties on all or a portion of our patent portfolio, limiting our return on investment with respect to new technologies, limiting our ability to seek injunctions against infringers of our standard-essential patents, constraining our ability to make licensing commitments when submitting our technology for inclusion in future standards (which could make our technology less likely to be included in such standards) or forcing us to work outside of SDOs or other industry groups to promote our new technologies, and our results of operations could be negatively impacted. In addition, the legal and other costs associated with asserting or defending our positions have been and continue to be significant. We assume that such challenges, regardless of their merits, will continue into the foreseeable future and may require the investment of substantial management time and financial resources.
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
We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes, including our patent portfolio. Policing unauthorized use of our products, technologies and proprietary information is difficult and time consuming. We cannot be certain that the steps we have taken, or may take in the future, will prevent the misappropriation or unauthorized use of our proprietary information and technologies, particularly in foreign countries where the laws may not protect our proprietary intellectual property rights as fully or as readily as United States laws or where the enforcement of such laws may be lacking or ineffective. Some industry participants who have a vested interest in devaluing patents in general, or standard-essential patents in particular, have mounted attacks on certain patent systems, increasing the likelihood of changes to established patent laws. In the United States, there is continued discussion regarding potential patent law changes. We expect that in the next few years the European Union will adopt a unitary patent system that may broadly impact that region’s patent regime. We cannot predict with certainty the long-term effects of any potential changes. In addition, we cannot be certain that the laws and policies of any country or the practices of any standards bodies, foreign or domestic, with respect to intellectual property enforcement or licensing or the adoption of standards, will not be changed in the future in a way detrimental to our licensing program or to the sale or use of our products or technology. We have had, and may continue to have, difficulty in certain circumstances in protecting or enforcing our intellectual property rights and/or contracts, including collecting royalties for use of our patent portfolio in particular foreign jurisdictions due to, among others: policies of foreign governments; challenges to our licensing practices under such jurisdictions’ competition laws; adoption of mandatory licensing provisions by foreign jurisdictions (either with controlled/regulated royalties or royalty free); failure of foreign courts to recognize and enforce judgments of contract breach and damages issued by courts in the United States; and/or challenges pending before foreign competition agencies to the pricing and integration of additional features and functionality into our chipset products.
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
Our industry is subject to rapid technological change, and we must make substantial research, development and other investments in new products, services and technologies to compete successfully. Technological innovations generally require significant research and development efforts before they are commercially viable. We intend to continue to make substantial investments in developing new products, services and technologies that we believe can create stand-alone value and/or contribute to the success of our existing businesses, and it is possible that these initiatives will not be successful and/or will not result in meaningful revenues or generate operating income that meets expectations. While we continue to focus our development efforts primarily in support of 3G CDMA- and 4G OFDMA-based technologies, we innovate across a broad spectrum of opportunities that leverage our existing technical and business expertise to deploy new business models and enter into new industry segments. Our recent investment initiatives relate to, among others, new display technologies, wireless charging technology, small cell technology and the 1000x data challenge, proximity-based communications, very high speed connectivity, mobile location awareness and commerce, automotive, mobile health, wearable technology, gaming and products for the connected home, the digital 6th sense and the Internet of Everything.
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
From time to time, companies have asserted, and may again assert, patent, copyright and other intellectual property rights against our products or products using our technologies or other technologies used in our industry. These claims have resulted and may again result in our involvement in litigation. We may not prevail in such litigation given, among other factors, the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products were found to infringe on another company’s intellectual property rights, we could be subject to an injunction or required to redesign our products, which could be costly, or to license such rights and/or pay damages or other compensation to such other company. If we are unable to redesign our products, license such intellectual property rights used in our products or otherwise distribute our products through a licensed supplier, we could be prohibited from making and selling such products. In any potential dispute involving other companies’ patents or other intellectual property, our chipset foundries, semiconductor assembly and test providers and customers could also become the targets of litigation. We are contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent infringement by products or services sold or provided by us. Reimbursements under indemnification arrangements could have an adverse effect on our results of operations. Furthermore, any such litigation could severely disrupt the supply of our products and the businesses of our chipset customers and their customers, which in turn could hurt our relationships with them and could result in a decline in our chipset sales and/or reductions in our licensees’ sales, causing a corresponding decline in our chipset and/or licensing revenues. Any claims, regardless of their merit, could be time consuming to address, result in costly litigation, divert the efforts of our technical and management personnel or cause product release or shipment delays, any of which could have an adverse effect upon our operating results.

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
A number of other companies have claimed to own patents applicable to products implementing various CDMA standards, GSM standards and OFDMA standards. In addition, existing standards continue to evolve, and new standards, including those applicable to new industry segments, continue to be developed. If future standards diminish, or fail to include, a base level of interoperability, our business may be harmed, and our investments in these new segments may not succeed. If we are required to obtain additional licenses and/or pay royalties to one or more of such other patent holders, this could have an adverse effect on the commercial implementation of our products and technologies and our results of operations.
We depend on a limited number of third-party suppliers for the procurement, manufacture and testing of our products. If we fail to execute supply strategies that provide supply assurance, technology leadership and low cost, our operating results and our business may be harmed.
Our QCT segment purchases wafers, die and fully-assembled and tested integrated circuits from third-party semiconductor manufacturing foundries. We also contract with third-party suppliers for assembly, test and other services related to the manufacture of our products. A reduction, interruption, delay or limitation in our product supply sources, a failure by our suppliers to procure raw materials or to provide or allocate adequate manufacturing or test capacity for our products or their inability to react to shifts in product demand or an increase in raw material or component prices could have an adverse effect on our ability to meet customer demands, our business and/or our profitability. The loss of a supplier or the inability of a supplier to meet performance or quality specifications or delivery schedules could harm our ability to meet our delivery obligations to our customers and/or negatively impact our revenues, business operations and ability to compete for future business. In the event of a loss of or a decision to change a supplier, qualifying a new supplier and commencing volume production or testing could cause us to incur additional expense and production delays, resulting in possible decrease in margins or loss of customers.
While we have established alternate suppliers for certain technologies that we consider critical, we rely on sole- or limited-source suppliers for some products, subjecting us to significant risks, including: possible shortages of raw materials or manufacturing capacity; poor product performance; and reduced control over delivery schedules, manufacturing capability and yields, quality assurance, quantity and costs. To the extent we have established alternate suppliers, these suppliers may require significant levels of support to bring complex technologies to production. As a result, we may invest a significant amount of effort and resources and incur higher costs to support and maintain such alternate suppliers. Further, any future consolidation of foundry suppliers could increase our vulnerability to sole- or limited-source arrangements. Our arrangements with our suppliers may oblige us to incur costs to manufacture and test our products that do not decrease at the same rate as decreases in pricing to our customers. Our ability, and that of our suppliers, to develop or maintain leading process technologies, including transitions to smaller geometry process technologies, and to effectively compete with the manufacturing processes and performance of our competitors, could also impact our ability to meet customer demand, increase our costs and subject us to the risk of excess inventories. Our inability to meet customer demand due to sole- or limited-sourcing and/or the additional costs that we incur because of these or other supply constraints or because of the need to support alternate suppliers could negatively impact our business, our revenues and our results of operations.
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

•
announcements concerning us, our suppliers, our competitors or our customers, including the selection of wireless communications technologies by wireless operators and the timing of the roll-out of those technologies, the use of our or our competitors’ integrated circuits in wireless devices by certain manufacturers or the business performance of our customers;

•	international developments, such as technology mandates, political developments or changes in economic policies;

•	changes in recommendations of securities analysts;

•
fluctuations (or market expectations of future fluctuations) in our revenues, operating margins and/or earnings (or forecasts) that exceed or fail to meet financial guidance that we provide to investors and/or the expectations of analysts or investors;

•	proprietary rights, product or patent litigation taken or threatened against us or against our customers or licensees;

•	our ability to return capital to stockholders through stock repurchases and dividends consistent with our long-term objectives and the expectations of analysts or investors;

•	strategic transactions, such as debt issuance, strategic equity or debt investments, acquisitions, divestitures or spin-offs;

•	unexpected and/or significant changes in the average selling prices of our licensees’ products and/or our products;

•	unresolved disputes with licensees that result in non-payment and/or non-recognition of royalty revenues that may be owed to us;

•	declines in the value or performance of our significant marketable securities portfolio, which is subject to financial market volatility and liquidity, interest rate, credit and other risks; or

•	inquiries, rumors or allegations regarding our financial disclosures, practices or compliance programs.
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
Our business, products and services, and those of our customers and licensees, are subject to various laws and regulations globally, as well as government policies and the specifications of international, national and regional communications standards bodies. The adoption of new laws, regulations or policies, changes in the interpretation of existing laws, regulations or policies, changes in the regulation of our activities by a government or standards body and/or adverse rulings in court, regulatory, administrative or other proceedings relating to such laws, regulations or policies, including, among others, those affecting the use of our technology or products, competitive business practices, licensing practices, protection of intellectual property, trade, foreign investments or loans, spectrum availability and license issuance, adoption of standards, the provision of device subsidies by wireless operators to their customers, taxation, environmental protection or employment, could have an adverse effect on our business. Delays in government approvals or other governmental activities that could result from, among others, a decrease in or a lack of funding for certain agencies or branches of the government and/or political changes, could result in our incurring higher costs, could negatively impact our ability to timely consummate strategic transactions and/or could have other negative impacts on our business and the businesses of our customers and licensees. We are currently subject to governmental investigations and/or proceedings, which are described more fully in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 6 - Commitments and Contingencies.”
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
Achieving the anticipated benefits of business acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, including, among others: retaining key employees; successfully integrating new employees, business systems and technology; retaining customers and suppliers of the acquired business; minimizing the diversion of management’s attention from ongoing business matters; coordinating geographically separate organizations; consolidating research and development operations; and consolidating corporate and administrative infrastructures. We may not derive any commercial value from acquired technology, products or intellectual property or from future technologies or products based on the acquired technology and/or intellectual property, and we may be subject to liabilities that are not covered by indemnification protection we may obtain or we may become subject to litigation. Additionally, we may not be successful in expanding into geographic regions and/or categories of products served by or adjacent to an acquired business or in addressing potential new opportunities that may arise out of the combination. In part due to our inexperience with products of and/or geographic regions served by acquired businesses, we may underestimate the costs and/or overestimate the benefits, including product and other synergies and growth opportunities that we expect to realize, and we may not achieve them. If we do not achieve the anticipated benefits of business acquisitions, our results of operations may be adversely affected, and we may not enhance stockholder value by engaging in these transactions.
Global economic conditions that impact the mobile communications industry could negatively affect the demand for our products and services and our customers’ or licensees’ products and services, which may negatively affect our revenues.
A decline in global economic conditions, particularly in geographic regions with high concentrations of wireless voice and data users, could have adverse, wide-ranging effects on demand for our products and for the products and services of our customers or licensees, particularly equipment manufacturers or others in the wireless communications industry who buy their products, such as wireless operators. Any prolonged economic downturn may result in a decrease in demand for our products or technology; the insolvency of key suppliers; delays in reporting and/or payments from our licensees and/or customers; failures by counterparties; and negative effects on wireless device inventories. In addition, our direct and indirect customers’ ability to purchase or pay for our products and services, obtain financing and upgrade their wireless networks could be adversely affected by economic conditions, leading to a reduction, cancelation or delay of orders for our products or services.
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
We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes. Although we believe that our tax estimates are reasonable, the final determination of tax audits and any related litigation could materially differ from amounts reflected in our historical income tax provisions and accruals. In such case, our income tax provision and results of operations in the period or periods in which that determination is made could be negatively affected.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2013 Annual Report on Form 10-K. At December 29, 2013, there have been no material changes to the financial market risks described at September 29, 2013. Additionally, we do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

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
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities during the first quarter of fiscal 2014 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)			(In thousands)	(In millions)
September 30, 2013 to October 27, 2013	—	$—		—	$4,850
October 28, 2013 to November 24, 2013	9,225	69.59		9,225	4,208
November 25, 2013 to December 29, 2013	4,971	72.45		4,971	3,848
Total	14,196	70.59	—	14,196	3,848

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)
On September 11, 2013, we announced a stock repurchase program authorizing us to repurchase up to $5.0 billion of our common stock. At December 29, 2013, approximately $3.8 billion remained available for repurchase. The stock repurchase program has no expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
As disclosed in a Current Report on Form 8-K filed on December 18, 2013, on December 12, 2013, the board of directors of the Company appointed Steven M. Mollenkopf to the position of Chief Executive Officer-elect. Mr. Mollenkopf continues to serve as President of the Company (but not Chief Operating Officer) and will commence his service as Chief Executive Officer following the Company’s 2014 Annual Meeting of Stockholders on March 4, 2014. Dr. Paul E. Jacobs, the Company’s Chief Executive Officer, will step down from that position effective March 4, 2014. Dr. Jacobs will remain an employee of the Company and will continue to serve as the Chairman of the board of directors, with the title Executive Chairman. Also on December 12, 2013, the Company appointed Mr. Mollenkopf to its board of directors.

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

10.120	Form of Annual Cash Incentive Plan Performance Unit Agreements. (5)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Jacobs.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George S. Davis.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Paul E. Jacobs.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for George S. Davis.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Labels Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
______________________________

(1)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 11, 2012.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-19528) filed on September 30, 2005.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-19528) filed on December 12, 2006

(5)	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(a).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
/s/ George S. Davis
George S. Davis
Executive Vice President and
Chief Financial Officer

Dated: January 29, 2014