Form 10-Q
period 2014-03-30
QUALCOMM INC/DE
filed 2014-04-23
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 21, 2014, was as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,687,873,532

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 30, 2014	September 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$6,337	$6,142
Marketable securities	10,291	8,824
Accounts receivable, net	2,217	2,142
Inventories	1,147	1,302
Deferred tax assets	495	573
Other current assets	521	572
Total current assets	21,008	19,555
Marketable securities	15,425	14,440
Deferred tax assets	1,161	1,059
Property, plant and equipment, net	2,573	2,995
Goodwill	4,226	3,976
Other intangible assets, net	2,699	2,553
Other assets	783	938
Total assets	$47,875	$45,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,551	$1,554
Payroll and other benefits related liabilities	739	839
Unearned revenues	625	501
Other current liabilities	2,986	2,319
Total current liabilities	5,901	5,213
Unearned revenues	3,367	3,666
Other liabilities	354	550
Total liabilities	9,622	9,429

Commitments and contingencies (Note 6)

Stockholders’ equity:
Qualcomm stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,686 and 1,685 shares issued and outstanding, respectively	9,347	9,874
Retained earnings	28,097	25,461
Accumulated other comprehensive income	810	753
Total Qualcomm stockholders’ equity	38,254	36,088
Noncontrolling interests	(1)	(1)
Total stockholders’ equity	38,253	36,087
Total liabilities and stockholders’ equity	$47,875	$45,516

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Revenues:
Equipment and services	$4,229	$3,990	$8,881	$8,189
Licensing	2,138	2,134	4,108	3,954
Total revenues	6,367	6,124	12,989	12,143
Costs and expenses:
Cost of equipment and services revenues	2,482	2,372	5,189	4,609
Research and development	1,356	1,214	2,683	2,320
Selling, general and administrative	539	661	1,162	1,248
Other	—	—	472	—
Total costs and expenses	4,377	4,247	9,506	8,177
Operating income	1,990	1,877	3,483	3,966
Investment income, net (Note 3)	282	259	546	497
Income from continuing operations before income taxes	2,272	2,136	4,029	4,463
Income tax expense	(314)	(273)	(626)	(697)
Income from continuing operations	1,958	1,863	3,403	3,766
Discontinued operations, net of income taxes (Note 8)	—	—	430	—
Net income	1,958	1,863	3,833	3,766
Net loss attributable to noncontrolling interests	1	3	2	6
Net income attributable to Qualcomm	$1,959	$1,866	$3,835	$3,772

Basic earnings per share attributable to Qualcomm:
Continuing operations	$1.16	$1.08	$2.02	$2.20
Discontinued operations	—	—	0.25	—
Net income	$1.16	$1.08	$2.27	$2.20
Diluted earnings per share attributable to Qualcomm:
Continuing operations	$1.14	$1.06	$1.98	$2.15
Discontinued operations	—	—	0.25	—
Net income	$1.14	$1.06	$2.23	$2.15
Shares used in per share calculations:
Basic	1,688	1,722	1,688	1,716
Diluted	1,719	1,763	1,721	1,757

Dividends per share announced	$0.35	$0.25	$0.70	$0.50

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Net income	$1,958	$1,863	$3,833	$3,766
Other comprehensive income, net of income taxes:
Foreign currency translation	—	(10)	6	(7)
Reclassification of foreign currency translation losses included in net income	—	—	1	—
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain available-for-sale debt securities	1	9	1	(1)
Reclassification of other-than-temporary losses on available-for-sale securities included in net income	72	2	92	11
Net unrealized gains on other available-for-sale securities and derivative instruments	103	196	187	247
Reclassification of net realized gains on available-for-sale securities and derivative instruments included in net income	(151)	(56)	(230)	(95)
Total other comprehensive income	25	141	57	155
Total comprehensive income	1,983	2,004	3,890	3,921
Comprehensive loss attributable to noncontrolling interests	1	3	2	6
Comprehensive income attributable to Qualcomm	$1,984	$2,007	$3,892	$3,927

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	March 30, 2014	March 31, 2013
Operating Activities:
Net income	$3,833	$3,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	561	489
Gain on sale of discontinued operations	(665)	—
Goodwill and long-lived asset impairment charges	479	28
Income tax provision in excess of income tax payments	268	161
Non-cash portion of share-based compensation expense	532	550
Incremental tax benefits from share-based compensation	(169)	(103)
Net realized gains on marketable securities and other investments	(388)	(179)
Net impairment losses on marketable securities and other investments	159	22
Other items, net	(20)	(33)
Changes in assets and liabilities:
Accounts receivable, net	(96)	(424)
Inventories	153	(454)
Other assets	127	(201)
Trade accounts payable	35	377
Payroll, benefits and other liabilities	(102)	203
Unearned revenues	(112)	(11)
Net cash provided by operating activities	4,595	4,191
Investing Activities:
Capital expenditures	(797)	(494)
Purchases of available-for-sale securities	(7,827)	(7,449)
Proceeds from sales and maturities of available-for-sale securities	5,684	4,532
Purchases of trading securities	(1,814)	(1,796)
Proceeds from sales and maturities of trading securities	1,793	1,598
Proceeds from sale of discontinued operations, net of cash sold	788	—
Acquisitions and other investments, net of cash acquired	(347)	(132)
Other items, net	62	70
Net cash used by investing activities	(2,458)	(3,671)
Financing Activities:
Proceeds from issuance of common stock	953	747
Incremental tax benefits from share-based compensation	169	103
Repurchases and retirements of common stock	(2,004)	(250)
Dividends paid	(1,179)	(859)
Change in obligations under securities lending	123	—
Other items, net	(3)	(2)
Net cash used by financing activities	(1,941)	(261)
Changes in cash and cash equivalents held for sale	—	31
Effect of exchange rate changes on cash and cash equivalents	(1)	(4)
Net increase in cash and cash equivalents	195	286
Cash and cash equivalents at beginning of period	6,142	3,807
Cash and cash equivalents at end of period	$6,337	$4,093

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation
Financial Statement Preparation. These condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (collectively with its subsidiaries, the Company or Qualcomm) in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim data includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2013. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three-month and six-month periods ended March 30, 2014 and March 31, 2013 included 13 weeks and 26 weeks, respectively.
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
Earnings Per Common Share. Basic earnings per common share are computed by dividing net income attributable to Qualcomm by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share are computed by dividing net income attributable to Qualcomm by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, if any, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost for future service that the Company has not yet recognized, if any, and the estimated tax benefits that would be recorded in paid-in capital when an award is settled, if any, are assumed to be used to repurchase shares in the current period. The dilutive common share equivalents, calculated using the treasury stock method, for the three and six months ended March 30, 2014 were 30,989,000 and 32,656,000, respectively. The dilutive common share equivalents, calculated using the treasury stock method, for the three and six months ended March 31, 2013 were 41,007,000 and 41,235,000, respectively.
Shares of common stock equivalents outstanding that were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period were 12,000 and 413,000 during the three and six months ended March 30, 2014, respectively, and 402,000 and 524,000 during the three and six months ended March 31, 2013, respectively.
Share-Based Compensation. Total estimated share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

	Three Months Ended		Six Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Cost of equipment and services revenues	$13	$17	$25	$37
Research and development	163	156	336	313
Selling, general and administrative	75	95	171	201
Share-based compensation expense before income taxes	251	268	532	551
Related income tax benefit	(53)	(48)	(109)	(111)
	$198	$220	$423	$440
The Company recorded $82 million and $71 million in share-based compensation expense during the six months ended March 30, 2014 and March 31, 2013, respectively, related to share-based awards granted during those periods.
At March 30, 2014, total unrecognized compensation costs related to non-vested restricted stock units granted prior to that date were $1.3 billion, which are expected to be recognized over a weighted-average period of 1.8 years. During

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the six months ended March 30, 2014 and March 31, 2013, net share-based awards granted, after forfeitures and cancelations, represented 0.4% of outstanding shares as of the beginning of each fiscal period, and total share-based awards granted represented 0.5% and 0.4%, respectively, of outstanding shares as of the end of each fiscal period.

Note 2 — Composition of Certain Financial Statement Items

Inventories (in millions)
	March 30, 2014	September 29, 2013
Raw materials	$2	$2
Work-in-process	505	631
Finished goods	640	669
	$1,147	$1,302

Property, Plant and Equipment (in millions)
	March 30, 2014	September 29, 2013
Land	$214	$212
Buildings and improvements	1,597	1,733
Computer equipment and software	1,487	1,425
Machinery and equipment	2,193	2,013
Furniture and office equipment	88	87
Leasehold improvements	244	218
Construction in progress	166	480
	5,989	6,168
Less accumulated depreciation and amortization	(3,416)	(3,173)
	$2,573	$2,995
During fiscal 2012, the Company’s QMT division updated its business plan to focus on licensing its next generation interferometric modulator (IMOD) display technology while directly commercializing only certain IMOD products. In the course of pursuing its licensing model, the Company considered various alternatives for one of its manufacturing facilities in Taiwan. During the first quarter of fiscal 2014, as a result of further discussions with potential buyers and consideration of alternative uses for the separate asset groups that comprise the manufacturing facility, the Company decreased its estimates of expected cash flows from those assets and recorded an impairment charge of $444 million in other operating expenses. The Company also considered whether a triggering event had occurred in the first quarter of fiscal 2014 that would require impairment testing for its remaining QMT assets, including goodwill, and concluded that no such event had occurred as QMT’s licensing business plan does not utilize this manufacturing facility. At March 30, 2014, the carrying values of the QMT division’s goodwill and property, plant and equipment were $133 million and $240 million, respectively, including $44 million in property, plant and equipment that was classified as held for sale and included in other assets.

Other Current Liabilities (in millions)
	March 30, 2014	September 29, 2013
Customer incentives and other customer-related liabilities	$1,995	$1,706
Other	991	613
	$2,986	$2,319

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Investment Income, Net (in millions)

	Three Months Ended		Six Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Interest and dividend income	$167	$181	$322	$347
Interest expense	(3)	(7)	(5)	(15)
Net realized gains on marketable securities	243	74	371	167
Net realized gains on other investments	—	10	17	12
Impairment losses on marketable securities	(112)	(10)	(141)	(15)
Impairment losses on other investments	(11)	(2)	(18)	(7)
Net gains on derivative instruments	—	14	4	12
Equity in net losses of investees	(4)	(1)	(5)	(4)
Net gains on deconsolidation of subsidiaries	2	—	1	—
	$282	$259	$546	$497

Note 4 — Income Taxes
The Company estimates its annual effective income tax rate for continuing operations to be approximately 16% for fiscal 2014, which is equal to the 16% effective income tax rate for fiscal 2013. The estimated annual effective tax rate for fiscal 2014 reflects the United States federal research and development tax credit generated through December 31, 2013, the date on which the credit expired. The annual effective tax rate for fiscal 2013 included a tax benefit of $64 million related to fiscal 2012 due to the retroactive extension of the United States federal research and development tax credit in fiscal 2013. Tax benefits from foreign income taxed at rates lower than rates in the United States are expected to be approximately 18% in fiscal 2014, compared to 17% in fiscal 2013.
The Company had unrecognized tax benefits of $209 million at March 30, 2014. The Company expects the total amount of unrecognized tax benefits to decrease due to an agreement reached with the Internal Revenue Service during the third quarter of fiscal 2014 on a component of the Company’s fiscal 2013 tax return. As a result, the Company expects to record a tax benefit of approximately $65 million in the third quarter of fiscal 2014. Additionally, the Company believes that several other audits will be resolved within the next 12 months, further decreasing the unrecognized tax benefit, which will reduce the effective tax rate to the extent tax benefits are sustained or in the settlement of the liability with the tax authorities to the extent not sustained.

Note 5 — Stockholders’ Equity
Changes in stockholders’ equity for the six months ended March 30, 2014 were as follows (in millions):

	Qualcomm Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at September 29, 2013	$36,088	$(1)	$36,087
Net income (loss) (1)	3,835	(2)	3,833
Other comprehensive income	57	—	57
Common stock issued under employee benefit plans and related tax benefits, net of shares withheld for taxes	925	—	925
Share-based compensation	552	—	552
Dividends	(1,198)	—	(1,198)
Stock repurchases	(2,004)	—	(2,004)
Other	(1)	2	1
Balance at March 30, 2014	$38,254	$(1)	$38,253

(1)	Discontinued operations, net of income taxes (Note 8) was attributable to Qualcomm.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated Other Comprehensive Income. Changes in the components of accumulated other comprehensive income, net of income taxes, in Qualcomm stockholders’ equity during the six months ended March 30, 2014 were as follows (in millions):

	Foreign Currency Translation Adjustment		Noncredit Other-than-Temporary Impairment Losses and Subsequent Changes in Fair Value for Certain Available-for-Sale Debt Securities	Net Unrealized Gain (Loss) on Other Available-for-Sale Securities		Net Unrealized Gain (Loss) on Derivative Instruments		Total Accumulated Other Comprehensive Income
Balance at September 29, 2013	$(115)		$25	$825		$18		$753
Other comprehensive income before reclassifications	6		1	179		8		194
Reclassifications from accumulated other comprehensive income	1	(a)	—	(125)	(a)	(13)	(b)	(137)
Other comprehensive income	7		1	54		(5)		57
Balance at March 30, 2014	$(108)		$26	$879		$13		$810

(a)
Reclassifications from accumulated other comprehensive income of $71 million and $124 million for the three and six months ended March 30, 2014, respectively, were recorded in investment income, net (Note 3).

(b)
Reclassifications from accumulated other comprehensive income of $7 million and $13 million for the three and six months ended March 30, 2014, respectively, were recorded in revenues, cost of equipment and services revenues, research and development expenses and selling, general and administrative expenses.

Stock Repurchase Program. During the six months ended March 30, 2014 and March 31, 2013, the Company repurchased and retired 27,586,000 and 4,295,000 shares, respectively, of the Company’s common stock for $2.0 billion and $250 million, respectively, before commissions. On March 4, 2014, the Company announced that it had been authorized to repurchase up to $7.8 billion of the Company’s common stock. The stock repurchase program has no expiration date. The $7.8 billion stock repurchase program replaced a $5.0 billion stock repurchase program announced on September 11, 2013, of which $2.8 billion remained authorized for repurchase. At March 30, 2014, $7.8 billion remained available for repurchase under the Company’s stock repurchase program.
Dividends. On March 4, 2014, the Company announced a 20% increase in its quarterly cash dividend per share of common stock from $0.35 to $0.42, which is effective for dividends payable after March 26, 2014. On April 8, 2014, the Company announced a cash dividend of $0.42 per share on the Company’s common stock, payable on June 25, 2014 to stockholders of record as of the close of business on June 4, 2014. During the six months ended March 30, 2014 and March 31, 2013, dividends charged to retained earnings were as follows (in millions, except per share data):

	2014		2013
	Per Share	Total	Per Share	Total
First quarter	$0.35	$599	$0.25	$435
Second quarter	0.35	599	0.25	439
	$0.70	$1,198	$0.50	$874

Note 6 — Commitments and Contingencies
Legal Proceedings. Tessera, Inc. v. QUALCOMM Incorporated: On April 17, 2007, Tessera filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas and a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against the Company and other companies, alleging infringement of two patents. The district court action was stayed pending resolution of the ITC proceeding, including all appeals. On May 20, 2009, the ITC issued a limited exclusion order and a cease and desist order, both of which were terminated when the patents expired on September 24, 2010. During the period of the exclusion order, the Company shifted supply of accused chips for customers who manufacture products that may be

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

imported to the United States to a licensed supplier of Tessera, and the Company continued to supply those customers without interruption. The ITC’s orders were affirmed on appeal, and on November 28, 2011, the United States Supreme Court denied the Company’s petition for review. On January 18, 2012, pursuant to the parties’ stipulation, the District Court in the Eastern District of Texas lifted the stay and ordered that the case be moved to the United States District Court for the Northern District of California. On March 1, 2012, that court consolidated the case with an earlier-filed lawsuit filed by Tessera against multiple parties, including some of the Company’s semiconductor chip package suppliers. On March 27, 2014, Tessera and the Company reached an agreement that the lawsuit against the Company would be dismissed with prejudice, and the parties will engage in discussions to explore potential technical collaborations. The court dismissed the lawsuit on April 1, 2014 based on the parties’ stipulation.
ParkerVision, Inc. v. QUALCOMM Incorporated: On July 20, 2011, ParkerVision filed a complaint against the Company in the United States District Court for the Middle District of Florida alleging that certain of the Company’s products infringe seven of its patents alleged to cover direct down-conversion receivers. ParkerVision’s complaint sought damages and injunctive and other relief. On February 28, 2012, ParkerVision filed an amended complaint dropping two patents from the case and adding one new patent. Subsequently, ParkerVision narrowed its allegations to assert only four patents. The trial began on October 7, 2013. On October 17, 2013, the jury returned a verdict finding all asserted claims of the four at-issue patents to be infringed and finding that none of the asserted claims are invalid. On October 24, 2013, the jury returned a separate verdict assessing total past damages of approximately $173 million and finding that the Company’s infringement was not willful. The Company recorded the verdict amount in fiscal 2013 as a charge in other expenses. The court’s briefing schedule for post-verdict motions, including the parties’ respective motions for judgment as a matter of law and a new trial and ParkerVision’s motions for injunctive relief and ongoing royalties concluded on January 24, 2014. A hearing on the post-verdict motions is scheduled for May 1, 2014.
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
Securities and Exchange Commission (SEC) Formal Order of Private Investigation and Department of Justice Investigation: On September 8, 2010, the Company was notified by the SEC’s Los Angeles Regional office of a formal order of private investigation. The Company understands that the investigation arose from a “whistleblower’s” allegations made in December 2009 to the audit committee of the Company’s Board of Directors and to the SEC. In 2010, the audit committee completed an internal review of the allegations with the assistance of independent counsel and independent forensic accountants. This internal review into the whistleblower’s allegations and related accounting

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

practices did not identify any errors in the Company’s financial statements. On January 27, 2012, the Company learned that the U.S. Attorney’s Office for the Southern District of California/Department of Justice (collectively, DOJ) had begun an investigation regarding the Company’s compliance with the Foreign Corrupt Practices Act (FCPA). As previously disclosed, the audit committee conducted an internal review of the Company’s compliance with the FCPA and its related policies and procedures with the assistance of independent counsel and independent forensic accountants. The audit committee has completed this comprehensive review, made findings consistent with the Company’s findings described below and suggested enhancements to the Company’s overall FCPA compliance program. In part as a result of the audit committee’s review, the Company has made and continues to make enhancements to its FCPA compliance program, including implementation of the audit committee’s recommendations.
As previously disclosed, the Company discovered, and as a part of its cooperation with these investigations informed the SEC and the DOJ of, instances in which special hiring consideration, gifts or other benefits (collectively, benefits) were provided to several individuals associated with Chinese state-owned companies or agencies. Based on the facts currently known, the Company believes the aggregate monetary value of the benefits in question to be less than $250,000, excluding employment compensation.
On March 13, 2014, the Company received a Wells Notice from the SEC’s Los Angeles Regional Office indicating that the staff has made a preliminary determination to recommend that the SEC file an enforcement action against the Company for violations of the anti-bribery, books and records and internal control provisions of the FCPA. The bribery allegations relate to benefits offered or provided to individuals associated with Chinese state-owned companies or agencies. The Wells Notice indicated that the recommendation could involve a civil injunctive action and could seek remedies that include disgorgement of profits, the retention of an independent compliance monitor to review the Company’s FCPA policies and procedures, an injunction, civil monetary penalties and prejudgment interest.
A Wells Notice is not a formal allegation or finding by the SEC of wrongdoing or violation of law. Rather, the purpose of a Wells Notice is to give the recipient an opportunity to make a “Wells submission” setting forth reasons why the proposed enforcement action should not be filed and/or bringing additional facts to the SEC’s attention before any decision is made by the SEC as to whether to commence a proceeding. On April 4, 2014, the Company made a Wells submission to the staff of the Los Angeles Regional Office explaining why the Company believes it has not violated the FCPA and therefore enforcement action is not warranted.
The Company is continuing to cooperate with the SEC and the DOJ, but is unable to predict the outcome of their investigations or any action that the SEC may decide to file.
China National Development and Reform Commission (NDRC) Investigation: In November 2013, the NDRC notified the Company that it had commenced an investigation of the Company relating to the Chinese Anti-Monopoly Law (AML). The Company understands that the investigation concerns primarily the Company’s licensing business and certain interactions between the Company’s licensing business and its chipset business. A broad range of remedies with respect to business practices deemed to violate the AML is potentially available to the NDRC, including but not limited to issuing an order to cease conduct deemed illegal, confiscating gains deemed illegally obtained, imposing a fine in the range of 1% to 10% of the prior year’s revenues and requiring modifications to business practices. Given the limited precedent of enforcement actions and penalties under the AML, it is difficult to predict the outcome of this matter or what, if any, remedies may be imposed by the NDRC. The Company continues to cooperate with the NDRC as it conducts its investigation.
The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. Other than amounts accrued for the ParkerVision matter, which have not been paid, the Company has not recorded any accrual at March 30, 2014 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. Nonetheless, the unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in numerous other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.
Indemnifications. The Company generally does not indemnify its customers and licensees for losses sustained from infringement of third-party intellectual property rights. However, the Company is contingently liable under certain

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent, copyright, trademark or trade secret infringement by products or services sold or provided by the Company. The Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company. Through March 30, 2014, the Company has received a number of claims from its direct and indirect customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by its products.
These indemnification arrangements are not initially measured and recognized at fair value because they are deemed to be similar to product warranties in that they relate to claims and/or other actions that could impair the ability of the Company’s direct or indirect customers to use the Company’s products or services. Accordingly, the Company records liabilities resulting from the arrangements when they are probable and can be reasonably estimated. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at March 30, 2014 associated with these indemnification arrangements, other than insignificant amounts, based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time.
Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Obligations, which generally have a remaining term of less than one year, under these agreements at March 30, 2014 for the remainder of fiscal 2014 and for each of the subsequent four years from fiscal 2015 through fiscal 2018 were approximately $3.1 billion, $243 million, $67 million, $8 million and $2 million, respectively, and $6 million thereafter. Of these amounts, for the remainder of fiscal 2014 and for fiscal 2015, commitments to purchase integrated circuit product inventories comprised $2.7 billion and $98 million, respectively. Integrated circuit product inventory obligations represent purchase commitments for silicon wafers and assembly and test services. Under the Company’s manufacturing relationships with its foundry suppliers and assembly and test service providers, cancelation of outstanding purchase orders is generally allowed but requires payment of costs incurred through the date of cancelation.
Leases. The future minimum lease payments for all capital leases and operating leases at March 30, 2014 by fiscal year were as follows (in millions):

	Capital Leases	Operating Leases	Total
Remainder of fiscal 2014	$1	$49	$50
2015	1	83	84
2016	1	71	72
2017	1	54	55
2018	1	29	30
Thereafter	20	48	68
Total minimum lease payments	25	$334	$359
Deduct: Amounts representing interest	12
Present value of minimum lease payments	13
Deduct: Current portion of capital lease obligations	1
Long-term portion of capital lease obligations	$12
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

During the first quarter of fiscal 2014, the Company reassessed its management reporting as a result of the sale of the North and Latin America operations of the Omnitracs division (Note 8), which was substantially all of the Omnitracs division, among other reasons. The Omnitracs division was previously aggregated with three other divisions into the Qualcomm Wireless & Internet (QWI) reportable segment. Starting in fiscal 2014, the QWI segment was eliminated, and revenues and operating results for the divisions that comprised the QWI reportable segment are included in nonreportable segments as components of reconciling items. Prior period segment information has been adjusted to conform to the new segment presentation.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	QCT	QTL	QSI	Reconciling Items	Total
For the three months ended:
March 30, 2014
Revenues	$4,243	$2,071	$—	$53	$6,367
EBT	740	1,834	(39)	(263)	2,272
March 31, 2013*
Revenues	$3,916	$2,057	$—	$151	$6,124
EBT	681	1,803	33	(381)	2,136

For the six months ended:
March 30, 2014
Revenues	$8,859	$3,971	$—	$159	$12,989
EBT	1,646	3,504	(35)	(1,086)	4,029
March 31, 2013*
Revenues	$8,036	$3,813	$—	$294	$12,143
EBT	1,749	3,335	16	(637)	4,463
*As adjusted
QCT revenues for each of the three and six months ended March 30, 2014 and March 31, 2013 included $1 million and $2 million of intersegment revenues, respectively. All other revenues for reportable segments were from external customers for all periods presented.
Reconciling items in the previous table were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 30, 2014	March 31, 2013*	March 30, 2014	March 31, 2013*
Revenues
Nonreportable segments	$53	$152	$162	$296
Intersegment eliminations	—	(1)	(3)	(2)
	$53	$151	$159	$294
EBT
Unallocated cost of equipment and services revenues	$(75)	$(93)	$(148)	$(177)
Unallocated research and development expenses	(217)	(204)	(434)	(389)
Unallocated selling, general and administrative expenses	(85)	(153)	(210)	(264)
Unallocated other expense	—	—	(12)	—
Unallocated investment income, net	314	220	571	468
Nonreportable segments	(200)	(151)	(853)	(275)
	$(263)	$(381)	$(1,086)	$(637)
*As adjusted
Nonreportable segments EBT for the six months ended March 30, 2014 included a total of $460 million in impairment charges related to the Company’s QMT and QRS divisions (Note 9).
Unallocated acquisition-related expenses were comprised as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Cost of equipment and services revenues	$62	$76	$123	$140
Research and development expenses	22	1	23	1
Selling, general and administrative expenses	6	6	13	13
Segment assets are comprised of accounts receivable and inventories for all reportable segments other than QSI. QSI segment assets include marketable securities, notes receivable, wireless spectrum, other investments and all assets of consolidated subsidiaries included in QSI. Reconciling items for total consolidated assets included $429 million and $892 million at March 30, 2014 and September 29, 2013, respectively, of goodwill and other assets related to the Company’s QMT division. The decrease in QMT assets was primarily a result of an impairment of certain property, plant and equipment recorded in the first quarter of fiscal 2014 (Note 2). Total segment assets also differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, goodwill, other intangible assets and assets of nonreportable segments. Segment assets and reconciling items were as follows (in millions):

	March 30, 2014	September 29, 2013*
QCT	$3,141	$3,305
QTL	157	28
QSI	461	511
Reconciling items	44,116	41,672
Total consolidated assets	$47,875	$45,516
*As adjusted
Note 8 — Discontinued Operations
On November 25, 2013, the Company completed its sale of the North and Latin America operations of its Omnitracs division to a U.S.-based private equity firm for cash consideration of $788 million (net of cash sold). As a result, the Company recorded a gain in discontinued operations of $665 million ($430 million net of income tax expense) during the six months ended March 30, 2014. Total assets and total liabilities were reduced by $150 million and $45 million, respectively. The revenues and operating results of the North and Latin America operations of the Omnitracs division, which comprised substantially all of the Omnitracs division, were not presented as discontinued operations in any fiscal period because they were immaterial. The related assets (included in other current assets and other noncurrent assets) and liabilities (included in other current liabilities and other noncurrent liabilities) of $139 million and $43 million, respectively, were classified as held for sale at September 29, 2013.

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
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 30, 2014 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$3,486	$2,295	$—	$5,781
Marketable securities
U.S. Treasury securities and government-related securities	810	898	—	1,708
Corporate bonds and notes	—	14,170	—	14,170
Mortgage- and asset-backed securities	—	1,201	250	1,451
Auction rate securities	—	—	83	83
Common and preferred stock	1,544	894	—	2,438
Equity funds	633	—	—	633
Debt funds	1,586	3,647	—	5,233
Total marketable securities	4,573	20,810	333	25,716
Derivative instruments	—	26	—	26
Other investments	270	—	—	270
Total assets measured at fair value	$8,329	$23,131	$333	$31,793
Liabilities
Derivative instruments	$—	$3	$—	$3
Other liabilities	270	—	—	270
Total liabilities measured at fair value	$270	$3	$—	$273
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Other Investments and Other Liabilities. Other investments and other liabilities included in Level 1 are comprised of the Company’s deferred compensation plan liability and related assets, which consist of mutual funds classified as trading securities, and were included in other assets.
Activity between Levels of the Fair Value Hierarchy. There were no significant transfers between Level 1 and Level 2 during the six months ended March 30, 2014 or March 31, 2013. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table includes the activity for marketable securities and other liabilities classified within Level 3 of the valuation hierarchy (in millions):

	Six Months Ended March 30, 2014		Six Months Ended March 31, 2013
	Auction Rate Securities	Other Marketable Securities	Auction Rate Securities	Other Marketable Securities
Beginning balance of Level 3	$83	$239	$118	$203
Total realized and unrealized gains or losses:
Included in investment income, net	—	3	—	3
Included in other comprehensive income	—	1	1	3
Purchases	—	49	—	127
Sales	—	(18)	—	(6)
Settlements	—	(22)	(35)	(36)
Transfers (out of) into Level 3	—	(2)	—	18
Ending balance of Level 3	$83	$250	$84	$312
The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the fiscal month in which the actual event or change in circumstances that caused the transfer occurs. Transfers into Level 3 during the six months ended March 31, 2013 primarily consisted of debt securities with significant inputs that became unobservable as a result of an increased likelihood of a shortfall in contractual cash flows or significant downgrades in credit ratings. Transfers out of Level 3 during the six months ended March 30, 2014 primarily consisted of debt securities with significant upgrades in credit ratings.
Nonrecurring Fair Value Measurements. The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the first quarter of fiscal 2014, certain property, plant and equipment related to the Company’s QMT division were written down to their estimated fair values resulting in an impairment charge of $444 million (Note 2). At March 30, 2014, the carrying value of the QMT division’s property, plant and equipment was $240 million. During the first quarter of fiscal 2014, the Company recorded an impairment charge of $16 million in other expenses to write down goodwill related to its QRS division. At March 30, 2014, the remaining goodwill for the QRS division was negligible. The Company determined the fair values primarily using a cost approach. The estimation of fair values and cash flows used in these fair value measurements required the use of significant unobservable inputs, and as a result, the fair value measurements were classified as Level 3. During the six months ended March 30, 2014 and March 31, 2013, the Company did not have any other significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.
Note 10 — Marketable Securities
Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	March 30, 2014	September 29, 2013	March 30, 2014	September 29, 2013
Trading:
U.S. Treasury securities and government-related securities	$319	$241	$13	$49
Corporate bonds and notes	189	269	263	256
Mortgage- and asset-backed securities	—	—	134	104
Total trading	508	510	410	409
Available-for-sale:
U.S. Treasury securities and government-related securities	945	721	431	71
Corporate bonds and notes	5,737	4,533	7,981	6,812
Mortgage- and asset-backed securities	896	745	421	328
Auction rate securities	—	—	83	83
Common and preferred stock	40	8	2,398	2,351
Equity funds	—	—	633	960
Debt funds	2,165	2,307	2,513	2,889
Total available-for-sale	9,783	8,314	14,460	13,494
Fair value option:
Debt fund	—	—	555	537
Total marketable securities	$10,291	$8,824	$15,425	$14,440
The Company holds an investment in a debt fund for which the Company elected the fair value option because the Company is able to redeem its shares at net asset value, which is determined daily. The investment would have otherwise been recorded using the equity method. The debt fund has no single maturity date. At March 30, 2014, the Company had an effective ownership interest in the debt fund of 20%. Net increases in fair value associated with this investment recognized in net investment income were $12 million and $18 million during the three and six months ended March 30, 2014, respectively, and $8 million and $18 million during the three and six months ended March 31, 2013, respectively.
The Company classifies certain portfolios of debt securities that utilize derivative instruments to acquire or reduce foreign exchange, interest rate and/or equity, prepayment and credit risks as trading. Net gains recognized on debt securities classified as trading held at March 30, 2014 were negligible for both the three and six months ended March 30, 2014. Net losses recognized on debt securities classified as trading held at March 31, 2013 were $15 million and $16 million for the three and six months ended March 31, 2013, respectively.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 30, 2014, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity
Less Than One Year	One to Five Years	Five to Ten Years	Greater Than Ten Years	No Single Maturity Date	Total
$1,975	$10,327	$1,815	$977	$6,078	$21,172
Debt securities with no single maturity date included debt funds, mortgage- and asset-backed securities and auction rate securities.
The Company recorded realized gains and losses on sales of available-for-sale securities as follows (in millions):

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains
For the three months ended
March 30, 2014	$227	$(5)	$222
March 31, 2013	69	(4)	65

For the six months ended
March 30, 2014	$343	$(8)	$335
March 31, 2013	153	(9)	144
Available-for-sale securities were comprised as follows (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 30, 2014
Equity securities	$2,340	$743	$(12)	$3,071
Debt securities (including debt funds)	20,849	386	(63)	21,172
	$23,189	$1,129	$(75)	$24,243
September 29, 2013
Equity securities	$2,570	$793	$(44)	$3,319
Debt securities (including debt funds)	18,255	396	(162)	18,489
	$20,825	$1,189	$(206)	$21,808
The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that are classified as available-for-sale and have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

	March 30, 2014
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and government-related securities	$236	$(3)	$5	$—
Corporate bonds and notes	3,724	(21)	26	(1)
Mortgage- and asset-backed securities	313	(2)	41	(1)
Auction rate securities	—	—	83	(1)
Debt funds	672	(34)	88	—
Equity funds	202	(12)	5	—
	$5,147	$(72)	$248	$(3)

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
At March 30, 2014, the Company concluded that the unrealized losses on its available-for-sale securities were temporary. Further, for common and preferred stock and for equity and debt funds with unrealized losses, the Company has the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable period of time. For debt securities with unrealized losses, the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, such securities before recovery or maturity.
The following table shows the activity for the credit loss portion of other-than-temporary impairments on debt securities held by the Company (in millions):

	Three Months Ended		Six Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Beginning balance of credit losses	$6	$19	$4	$31
Reduction in credit losses related to securities the Company intends to sell	—	(6)	—	(6)
Credit losses recognized on securities not previously impaired	2	—	5	—
Reductions in credit losses related to securities sold	—	(5)	(1)	(17)
Ending balance of credit losses	$8	$8	$8	$8

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
Overview
Recent Developments
Revenues for the second quarter of fiscal 2014 were $6.4 billion, with net income attributable to Qualcomm of $2.0 billion, which primarily resulted from the following key items:

•
We shipped approximately 188 million Mobile Station Modem (MSM) integrated circuits for CDMA- and OFDMA-based wireless devices, an increase of approximately 9%, compared to approximately 173 million MSM integrated circuits in the year ago quarter.

•	Total reported device sales were approximately $66.5 billion, an increase of approximately 9%, compared to approximately $61.1 billion in the year ago quarter.(1)
Against this backdrop, the following recent developments occurred during the second quarter of fiscal 2014 with respect to key elements of our business or our industry:

•	Worldwide cellular connections grew sequentially by approximately 2% to reach approximately 7.0 billion.(2)

•
Worldwide 3G/4G connections (CDMA-based, OFDMA-based and CDMA/OFDMA multimode) grew sequentially by approximately 5% to approximately 2.6 billion, which was approximately 37% of total cellular connections.(2)

(1)
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

(2)	According to GSMA Intelligence estimates as of April 21, 2014, for the quarter ended March 30, 2014 (estimates excluded Wireless Local Loop).

Our Business and Operating Segments
We design, manufacture, have manufactured on our behalf and market digital communications products and services based on CDMA, OFDMA and other technologies. We derive revenues principally from sales of integrated circuit products and licensing our intellectual property, including patents, software and other rights.
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
QCT (Qualcomm CDMA Technologies) is a leading developer and supplier of integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products. QCT’s integrated circuit products and system software are sold to or licensed to manufacturers that use our products in wireless devices, particularly mobile phones, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, data cards and infrastructure equipment, and in wired devices, particularly broadband gateway equipment, desktop computers and streaming media players. The MSM integrated circuits, which include the Mobile Data Modem, Qualcomm Single Chip and Qualcomm Snapdragon processor devices, perform the core baseband modem functionality in wireless devices providing voice and data communications, as well as multimedia applications and global positioning functions. In addition, our Snapdragon processors provide advanced application and graphics processing capabilities. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. QCT revenues comprised 67% and 64% of total consolidated revenues in the second quarter of fiscal 2014 and 2013, respectively and 68% and 66% of total consolidated revenues for the first six months of fiscal 2014 and 2013, respectively.
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
QTL (Qualcomm Technology Licensing) grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives. QTL licensing revenues are comprised of license fees as well as royalties based on sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of complete licensed products, net of certain permissible deductions (e.g., certain shipping costs, packing costs, VAT, etc.). QTL recognizes royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met. Licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. QTL revenues comprised 33% and 34% of total consolidated revenues in the second quarter of fiscal 2014 and 2013, respectively, and 31% of total consolidated revenues for each of the first six months of fiscal 2014 and 2013. The vast majority of such revenues were generated through our licensees’ sales of CDMA2000- and WCDMA-based products, including multimode products that also implement OFDMA, such as feature phones and smartphones.
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
During the first quarter of fiscal 2014, we reassessed our management reporting as a result of the sale of the North and Latin America operations of our Omnitracs division, among other reasons. The Omnitracs division was previously aggregated with three other divisions into the Qualcomm Wireless & Internet (QWI) reportable segment. Starting in fiscal 2014, the QWI segment was eliminated, and the former QWI divisions are included in nonreportable segments.
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
Discontinued Operations. On November 25, 2013, we completed our sale of the North and Latin America operations of our Omnitracs division to a U.S.-based private equity firm for cash consideration of $788 million (net of cash sold). As a result, we recorded a gain in discontinued operations of $665 million ($430 million net of income tax expense) during the six months ended March 30, 2014. The revenues and operating results of the North and Latin America operations of the Omnitracs division, which comprise substantially all of the Omnitracs division, were not presented as discontinued operations in any fiscal period because they were immaterial.
Looking Forward
The deployment of 3G networks has enabled increased voice capacity and higher data rates than prior generation networks, thereby supporting more minutes of use and a wide range of mobile broadband data applications for handsets, 3G connected computing devices and other consumer electronics. According to the Global mobile Suppliers Association (GSA), as of March 2014, to complement their existing 3G networks, more than 270 wireless operators have deployed and more than 480 wireless operators are planning to deploy OFDMA-based technology, often called 4G, in new wireless spectrum to gain additional capacity for data services. As a result, we expect continued growth in the coming years in consumer demand for 3G, 3G/4G multimode and 4G products and services around the world.
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

•
We expect the launch of 4G services in China will encourage competition and growth, bring the benefits of 4G LTE to consumers and enable new opportunities for the industry. We will continue to support the operators and the industry to help provide consumers in China with a wide selection of 3G/4G devices and services.

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

•
We continue to invest significant resources toward advancements in 3G, 3G/4G and 4G LTE (an OFDMA-based standard) technologies, audio and video codecs, wireless baseband chips, our converged computing/communications (Snapdragon) chips, graphics, connectivity, multimedia products, software and services. We are also investing across a broad spectrum of opportunities that leverage our existing technical and business expertise to deploy new business models and enter into new industry segments, such as our IMOD and other display technologies; products designed for implementation of small cells and the 1000x data challenge; wireless charging; proximity-based communications; very high speed connectivity; mobile location awareness and commerce; automotive; mobile health; wearable technology; and products for the connected home, the digital 6th sense and the Internet of Everything.
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
Further discussion of risks related to our business is presented in the Risk Factors included in this Quarterly Report.
Results of Operations

Revenues (in millions)
	Three Months Ended			Six Months Ended
	March 30, 2014	March 31, 2013	Change	March 30, 2014	March 31, 2013	Change
Equipment and services	$4,229	$3,990	$239	$8,881	$8,189	$692
Licensing	2,138	2,134	4	4,108	3,954	154
	$6,367	$6,124	$243	$12,989	$12,143	$846
The increases in equipment and services revenues in the second quarter and the first six months of fiscal 2014 were primarily due to increases in QCT revenues of $327 million and $822 million, respectively, partially offset by decreases of $97 million and $129 million as a result of the sale of the North and Latin America operations of our Omnitracs division in the first quarter of fiscal 2014. The increases in licensing revenues in the second quarter and the first six months of fiscal 2014 were primarily due to increases in QTL revenues of $14 million and $158 million, respectively.

Operating Expenses (in millions)
	Three Months Ended			Six Months Ended
	March 30, 2014	March 31, 2013	Change	March 30, 2014	March 31, 2013	Change
Cost of equipment and services (E&S) revenues	$2,482	$2,372	$110	$5,189	$4,609	$580
Cost as % of E&S revenues	59%	59%		58%	56%
Margin percentage remained flat in the second quarter of fiscal 2014. The decrease in margin percentage in the first six months of fiscal 2014 was primarily attributable to a decrease in QCT margin percentage. Our margin percentage may fluctuate in future periods depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

	Three Months Ended			Six Months Ended
	March 30, 2014	March 31, 2013	Change	March 30, 2014	March 31, 2013	Change
Research and development	$1,356	$1,214	$142	$2,683	$2,320	$363
% of revenues	21%	20%		21%	19%
Selling, general, and administrative	$539	$661	$(122)	$1,162	$1,248	$(86)
% of revenues	8%	11%		9%	10%
Other	$—	$—	$—	$472	$—	$472
The dollar increases in research and development expenses in the second quarter and the first six months of fiscal 2014 were primarily attributable to increases of $98 million and $283 million, respectively, in costs related to the development of CDMA-based 3G, OFDMA-based 4G LTE and other technologies for integrated circuit and related software products and to expand our intellectual property portfolio and increases of $7 million and $23 million, respectively, in share-based compensation.
The dollar decrease in selling, general and administrative expenses in the second quarter of fiscal 2014 was primarily attributable to decreases of $44 million in costs related to litigation and other legal matters, $20 million in share-based compensation expenses, $20 million in employee-related expenses and $13 million in patent-related expenses. The dollar decrease in selling, general and administrative expenses in the first six months of fiscal 2014 was primarily attributable to decreases of $61 million in costs related to litigation and other legal matters and $30 million in share-based compensation expenses.
Other expenses in the first six months of fiscal 2014 were comprised of a $444 million impairment charge resulting from further discussions with potential buyers and consideration of alternative uses for the separate asset groups that comprise one of our QMT division’s manufacturing facilities in Taiwan, a $16 million goodwill impairment charge related to our QRS division and a $12 million charge related to the ParkerVision verdict.

Net Investment Income (in millions)
	Three Months Ended			Six Months Ended
	March 30, 2014	March 31, 2013	Change	March 30, 2014	March 31, 2013	Change
Interest and dividend income	$167	$181	$(14)	$322	$347	$(25)
Interest expense	(3)	(7)	4	(5)	(15)	10
Net realized gains on marketable securities	243	74	169	371	167	204
Net realized gains on other investments	—	10	(10)	17	12	5
Net impairment losses on marketable securities and other investments	(123)	(12)	(111)	(159)	(22)	(137)
Net gains on derivative instruments	—	14	(14)	4	12	(8)
Equity in net losses of investees	(4)	(1)	(3)	(5)	(4)	(1)
Net gains on deconsolidation of subsidiaries	2	—	2	1	—	1
	$282	$259	$23	$546	$497	$49
The increases in net realized gains on marketable securities in the second quarter and the first six months of fiscal 2014 were primarily due to the increased impact of portfolio rebalancing in the second quarter of fiscal 2014, compared to the second quarter of fiscal 2013. The increases in net impairment losses on marketable securities and other investments in the second quarter and the first six months of fiscal 2014 were primarily due to an increase in our recognition of unrealized losses on marketable debt securities that we intend to sell or that we will more likely than not be required to sell before recovery.

Income Tax Expense (in millions)
	Three Months Ended			Six Months Ended
	March 30, 2014	March 31, 2013	Change	March 30, 2014	March 31, 2013	Change
Income tax expense	$314	$273	$41	$626	$697	$(71)
Effective tax rate	14%	13%	1%	16%	16%	—%

The following table summarizes the primary factors that caused our effective tax rates for the second quarter and the first six months of fiscal 2014 and 2013 to be less than the United States federal statutory rate:

	Three Months Ended		Six Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Expected income tax provision at federal statutory tax rate	35%	35%	35%	35%
Benefits from foreign income taxed at other than U.S. rates	(20%)	(17%)	(18%)	(17%)
Benefits related to the research and development tax credit	(1%)	(6%)	(1%)	(3%)
Other	—%	1%	—%	1%
Effective tax rate	14%	13%	16%	16%
The effective tax rate of 14% for the second quarter of fiscal 2014 was lower than the estimated annual effective tax rate of 16% as a result of changes in estimates related to foreign income taxed at rates lower than rates in the United States and was higher than the effective tax rate of 13% for the second quarter of fiscal 2013 primarily as a result of a decrease in the United States federal research and development tax credit, partially offset by increases in foreign income taxed at rates lower than rates in the United States. The estimated annual effective tax rate for fiscal 2014 reflects the United States federal research and development tax credit generated through December 31, 2013, the date on which the credit expired.
We had unrecognized tax benefits of $209 million at March 30, 2014. We expect the total amount of unrecognized tax benefits to decrease due to an agreement reached with the Internal Revenue Service during the third quarter of fiscal 2014 on a component of our fiscal 2013 tax return. As a result of this agreement, we expect to record a tax benefit of approximately $65 million in the third quarter of fiscal 2014. We expect this benefit to reduce our estimated annual effective tax rate for fiscal 2014 from 16% to 15%. Additionally, we believe that several other audits will be resolved within the next 12 months, further decreasing our unrecognized tax benefit liability, which will reduce the effective tax rate to the extent tax benefits are sustained or in the settlement of the liability with the tax authorities to the extent not sustained.
Segment Results
The following should be read in conjunction with the second quarter and first six months financial results of fiscal 2014 for each reportable segment. See “Notes to Condensed Consolidated Financial Statements, Note 7 - Segment Information.”

(in millions)	QCT	QTL	QSI
Three Months Ended March 30, 2014
Revenues	$4,243	$2,071	$—
EBT (1)	740	1,834	(39)
EBT as a % of revenues	17%	89%
Three Months Ended March 31, 2013
Revenues	$3,916	$2,057	$—
EBT (1)	681	1,803	33
EBT as a % of revenues	17%	88%
Six Months Ended March 30, 2014
Revenues	$8,859	$3,971	$—
EBT (1)	1,646	3,504	(35)
EBT as a % of revenues	19%	88%
Six Months Ended March 31, 2013
Revenues	$8,036	$3,813	$—
EBT (1)	1,749	3,335	16
EBT as a % of revenues	22%	87%

(1)	Earnings (loss) before taxes.

QCT Segment. The increases in QCT revenues in the second quarter and the first six months of fiscal 2014 of $327 million and $823 million, respectively, were primarily due to increases in equipment and services revenues. Equipment and services revenues, mostly related to sales of MSM and accompanying RF and PM integrated circuits, were $4.19 billion and $3.87 billion in the second quarter of fiscal 2014 and 2013, respectively, and $8.76 billion and $7.94 billion in the first six months of fiscal 2014 and 2013, respectively. The increases in equipment and services revenues in the second quarter and the first six months of fiscal 2014 resulted primarily from increases of $267 million and $847 million, respectively, related to higher MSM and accompanying RF and PM unit shipments and $49 million and $147 million, respectively, related to sales of connectivity products, partially offset by decreases of $16 million and $217 million, respectively, related to the net effects of changes in product mix and lower average selling prices of such products. Approximately 188 million and 173 million MSM integrated circuits were sold during the second quarter of fiscal 2014 and 2013, respectively, and approximately 400 million and 354 million MSM integrated circuits were sold during the first six months of fiscal 2014 and 2013, respectively.
QCT EBT as a percentage of revenues in the second quarter of fiscal 2014 remained flat. QCT EBT as a percentage of revenues in the first six months of fiscal 2014 decreased due to a decrease in gross margin percentage resulting from the net effects of lower average selling prices, unfavorable product mix and lower average unit costs.
QCT inventories increased by 8% in the second quarter of fiscal 2014 from $1.05 billion to $1.14 billion due to an increase in units on hand to meet future demand, partially offset by lower average unit costs.
QTL Segment. The increases in QTL revenues in the second quarter and the first six months of fiscal 2014 of $14 million and $158 million, respectively, were primarily due to increases in sales of CDMA-based products, including multimode products that also implement OFDMA, by licensees, partially offset by lower average royalties per unit for such products. The increases in QTL EBT as a percentage of revenues in the second quarter and the first six months of fiscal 2014 were attributable to increases of 1% and 4%, respectively, in revenues relative to decreases of 6% and 2%, respectively, in costs and expenses.
QSI Segment. The decreases in QSI EBT in the second quarter and the first six months of fiscal 2014 of $72 million and $51 million, respectively, were primarily due to decreases of $37 million and $23 million, respectively, in net realized gains on investments and increases of $34 million and $35 million, respectively, in impairment losses on investments.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $32.1 billion at March 30, 2014, an increase of $2.6 billion from September 29, 2013. This increase included $953 million in proceeds from the issuance of common stock under our equity compensation plans and $788 million in net proceeds from the sale of the North and Latin America operations of our Omnitracs division. Our cash, cash equivalents and marketable securities at March 30, 2014 consisted of $8.4 billion held by United States-based entities and $23.7 billion held by foreign entities. Of our cash, cash equivalents and marketable securities at March 30, 2014, $23.5 billion is indefinitely reinvested offshore and would be subject to material tax effects if repatriated. Due to tax considerations, we derive liquidity for operations primarily from domestic cash flow and investments held domestically. Total cash provided by operating activities increased to $4.6 billion during the first six months of fiscal 2014, compared to $4.2 billion during the first six months of fiscal 2013.
Accounts receivable increased 67% during the second quarter of fiscal 2014. Days sales outstanding, on a consolidated basis, were 31 days at March 30, 2014, compared to 18 days at December 29, 2013. The increases in accounts receivable and the related days sales outstanding were primarily due to the timing of integrated circuit shipments.
During the first six months of fiscal 2014, we repurchased and retired 27,586,000 shares of our common stock for $2.0 billion, before commissions. On March 4, 2014, we announced that we have been authorized to repurchase up to $7.8 billion of the Company’s common stock. The stock repurchase program has no expiration date. The $7.8 billion stock repurchase program replaced a $5.0 billion stock repurchase program announced on September 11, 2013, of which $2.8 billion remained authorized for repurchase. At March 30, 2014, approximately $7.8 billion remained available for repurchase under our stock repurchase program, and we currently expect to complete a minimum of $2 billion of stock repurchases during the remainder of fiscal 2014. We continue to evaluate repurchases as a means of returning capital to stockholders, subject to our periodic determinations that repurchases are in the best interests of our stockholders.

We paid cash dividends totaling $589 million, or $0.35 per share, on March 26, 2014. On March 4, 2014, we announced a 20% increase in our quarterly cash dividend per share of common stock from $0.35 to $0.42, which is effective for dividends payable after March 26, 2014. On April 8, 2014, we announced a cash dividend of $0.42 per share on our common stock, payable on June 25, 2014 to stockholders of record as of the close of business on June 4, 2014. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders.
During the first quarter of fiscal 2014, we announced our intention of returning 75% of our free cash flow to stockholders through stock repurchases and dividends over the foreseeable future, where free cash flow is defined as net cash provided by operating activities less capital expenditures. To meet this goal, we expect to use existing cash and marketable securities held by, and cash flow generated from, United States-based entities, and we anticipate that we will supplement this by borrowing additional funds beginning in the next few years. The requirement for and timing of such borrowing is subject to a number of factors, including the cash flow generated by United States-based entities, acquisitions and strategic investments, acceptable interest rates and changes in corporate income tax law, among other factors.
Subject to the foregoing paragraph, we believe our current cash, cash equivalents and marketable securities and our expected cash flow generated from operations will satisfy our working and other capital requirements for at least the next 12 months based on our current business plans. Recent and expected working and other capital requirements also include:

•
Our research and development expenditures were $2.7 billion during the first six months of fiscal 2014 and $5.0 billion in fiscal 2013, and we expect to continue to invest heavily in research and development for new technologies, applications and services for voice and data communications, primarily in the wireless industry.

•
Cash outflows for capital expenditures were $797 million during the first six months of fiscal 2014 and $1.0 billion in fiscal 2013. We expect to continue to incur capital expenditures in the future to support our business, including research and development activities. Future capital expenditures may be impacted by transactions that are currently not forecasted.

•
Our purchase obligations for the remainder of fiscal 2014 and for fiscal 2015, some of which relate to research and development activities and capital expenditures, totaled $3.1 billion and $243 million, respectively, at March 30, 2014.

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
Additional information regarding our financial commitments at March 30, 2014 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 4 — Income Taxes” and “Note 6 — Commitments and Contingencies.”
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
Our products, services and technologies face significant competition, and the revenues they generate or the timing of their deployment, which may depend on the actions of others, may not meet expectations. Competition in the communications industry is affected by various factors that include, among others: evolving industry standards and business models; evolving methods of transmission of voice and data communications; networking and connectivity trends; evolving nature of computing (including demand for always on, always connected capabilities); rapid technological change; value-added features that drive selling prices as well as consumer demand for new 3G, 3G/4G multimode and 4G devices; turnkey, integrated products that incorporate hardware, software, user interface, applications and reference designs; rapid growth in mobile data consumption; device manufacturer concentrations; growth in emerging geographic regions; scalability; and the ability of the system technology to meet customers’ immediate and future network requirements. We anticipate that additional competitors will introduce products as a result of growth opportunities in wireless communications, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in selected segments of the industry.
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

Competition and/or the introduction and growth in sales of low-tier products, particularly relative to premium-tier products, may reduce average selling prices for our chipset products and the products of our customers and licensees. This dynamic is particularly pronounced in emerging geographic regions. Reductions in the average selling prices of our chipset products, without a corresponding increase in volumes, would negatively impact our revenues, and without corresponding decreases in average unit costs, would negatively impact our margins. In addition, total royalties payable to us would generally decrease, negatively impacting our revenues, as a result of reductions in the average selling prices of our licensees’ products, unless offset by an increase in volumes.
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

We derive a significant portion of our consolidated revenues from a small number of customers and licensees. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuates, our operating results could be negatively affected.
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
Although we have more than 255 CDMA-based licensees, our QTL segment derives a significant portion of licensing revenues from a limited number of licensees. Moreover, the future growth and success of our core licensing business will depend in part on the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain customer acceptance. We have little or no control over the product development or sales efforts of our licensees, and our licensees might not be successful. Reductions in the average selling prices of wireless devices sold by our major licensees, without a sufficient increase in the volumes of such devices sold, would generally have an adverse effect on our revenues.
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
Although we own a very strong portfolio of issued and pending patents related to GSM, GPRS, EDGE, OFDM, OFDMA, WLAN, MIMO and other technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing revenues as our CDMA licensing program. Many wireless operators are investigating, have selected or have deployed OFDMA-based LTE as their next-generation 4G technology for deployment in existing or future wireless spectrum bands as complementary to their existing CDMA-based networks. While 3G/4G multimode products are generally covered by existing 3G licensing agreements, products that implement 4G and do not implement 3G are generally not covered by existing 3G licensing agreements. Although we believe that our patented technology is essential and useful to implementation of the LTE industry standards and have granted royalty-bearing licenses to more than 100 companies (including LG, Nokia, Samsung, Sony Mobile and ZTE) that have realized that they need a license under our patents to make and sell products implementing 4G standards but not implementing 3G standards, the royalty rates for single mode 4G products are generally lower than our royalty rates for 3G and 3G/4G multimode products, and therefore, we might not achieve the same licensing revenues on such LTE products as on 3G or 3G/4G multimode products. In addition, new connectivity services are emerging that rely on devices that may or may not be used on traditional cellular networks, such as devices used in the connected home or the Internet of Everything. Standards, even de facto standards, that develop as these technologies mature, in particular those that do not include a base level of interoperability, may impact our ability to obtain royalties that are equivalent to those that we receive for 3G products used in cellular communications. Although we believe that our patented technology is essential and useful to the commercialization of such services, the royalties we receive may be lower than those we receive from our current licensing program.
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
Our industry is subject to rapid technological change, and we must make substantial research, development and other investments in new products, services and technologies to compete successfully. Technological innovations generally require significant research and development efforts before they are commercially viable. We intend to continue to make substantial investments in developing new products, services and technologies that we believe can create stand-alone value and/or contribute to the success of our existing businesses, and it is possible that these initiatives will not be successful and/or will not result in meaningful revenues or generate operating income that meets expectations. While we continue to focus our development efforts primarily in support of 3G CDMA- and 4G OFDMA-based technologies, we innovate across a broad spectrum of opportunities that leverage our existing technical and business expertise to deploy new business models and enter into new industry segments. Our recent investment initiatives relate to, among others, new display technologies, wireless charging technology, small cell technology and the 1000x data challenge, proximity-based communications, very high speed connectivity, mobile location awareness and commerce, automotive, mobile health, wearable technology and products for the connected home, the digital 6th sense and the Internet of Everything.

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
The SEC adopted disclosure rules for companies that use conflict minerals in their products, with substantial supply chain verification requirements in the event that the materials come from, or could have come from, the Democratic Republic of the Congo or adjoining countries. These new rules and verification requirements, which apply to our activities in calendar 2013 and future years, impose additional costs on us and on our suppliers and may limit the sources or increase the prices of materials used in our products. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers that place us at a competitive disadvantage, and our reputation may be harmed.
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
We engage in acquisitions and strategic transactions and make strategic investments with the goal of maximizing stockholder value. We acquire businesses and other assets, including wireless spectrum, patents and other intangible assets, enter into joint ventures or other strategic transactions and purchase minority equity interests in or make loans to companies that may be private and early-stage. Our strategic activities are generally focused on opening new or expanded opportunities for our technologies and supporting the design and introduction of new products and services for voice and data communications. Many of our acquisitions or strategic investments entail a high degree of risk, and investments may not become liquid for several years after the date of the investment, if at all. Our acquisitions or strategic investments may not generate financial returns or result in increased adoption or continued use of our technologies. In some cases, we may be required to consolidate or record our share of the earnings or losses of companies in which we have acquired ownership interests. In addition, we may record impairment charges related to our acquisitions or strategic investments. Any losses or impairment charges that we incur related to strategic investments or other transactions will have a negative impact on our financial results, and we may continue to incur new or additional losses related to strategic assets or investments that we have not fully impaired or exited.
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
The use of devices containing our products to access untrusted content creates a risk of exposing the system software in those devices to viral or malicious attacks. While we continue to focus on this issue and are taking measures to safeguard our products from cybersecurity threats, device capabilities continue to evolve, enabling more data and processes, such as mobile computing, and increasing the risk of security failures. Further, our products are inherently complex and may contain defects or errors that are detected only when the products are in use. As our chipset product complexities increase, we are required to migrate to integrated circuit technologies with smaller geometric feature sizes. The design process interface issues in new domains of technology are complex and add risk to manufacturing yields and reliability. Further, manufacturing, testing, marketing and use of our products and those of our customers and licensees entail the risk of product liability. Because our products and services are responsible for critical functions in our customers’ products and/or networks, security failures, defects or errors in our components, materials or software or in our customers’ products could have an adverse impact on us, on our customers and on the end users of their products. Such adverse impact could include product liability claims or recalls, a decrease in demand for connected devices and wireless services, damage to our reputation and to our customer relationships and other financial liability or harm to our business.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2013 Annual Report on Form 10-K. At March 30, 2014, there have been no material changes to the financial market risks described at September 29, 2013. Additionally, we do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

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
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities during the second quarter of fiscal 2014 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
December 30, 2013 to January 26, 2014	—	$—	—	$3,848
January 27, 2014 to February 23, 2014	8,698	74.32	8,698	3,201
February 24, 2014 to March 30, 2014	4,692	75.64	4,692	7,800
Total	13,390	$74.78	13,390	$7,800

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)
On March 4, 2014, we announced that we have been authorized to repurchase up to $7.8 billion of the Company’s common stock. The stock repurchase program has no expiration date. The $7.8 billion stock repurchase program replaced a $5.0 billion stock repurchase program announced on September 11, 2013, of which $2.8 billion remained authorized for repurchase.

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

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steven M. Mollenkopf.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George S. Davis.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Steven M. Mollenkopf.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for George S. Davis.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Labels Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
______________________________

(1)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 11, 2012.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-19528) filed on September 30, 2005.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-19528) filed on December 12, 2006

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
/s/ George S. Davis
George S. Davis
Executive Vice President and Chief Financial Officer

Dated: April 23, 2014