Form 10-Q
period 2014-06-29
QUALCOMM INC/DE
filed 2014-07-23
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 21, 2014, was as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,676,023,571

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	June 29, 2014	September 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$7,944	$6,142
Marketable securities	10,209	8,824
Accounts receivable, net	2,084	2,142
Inventories	1,185	1,302
Deferred tax assets	451	573
Other current assets	535	572
Total current assets	22,408	19,555
Marketable securities	14,563	14,440
Deferred tax assets	1,195	1,059
Property, plant and equipment, net	2,555	2,995
Goodwill	4,183	3,976
Other intangible assets, net	2,608	2,553
Other assets	843	938
Total assets	$48,355	$45,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,900	$1,554
Payroll and other benefits related liabilities	740	839
Unearned revenues	705	501
Other current liabilities	2,676	2,319
Total current liabilities	6,021	5,213
Unearned revenues	3,168	3,666
Other liabilities	379	550
Total liabilities	9,568	9,429

Commitments and contingencies (Note 6)

Stockholders’ equity:
Qualcomm stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,678 and 1,685 shares issued and outstanding, respectively	8,346	9,874
Retained earnings	29,618	25,461
Accumulated other comprehensive income	825	753
Total Qualcomm stockholders’ equity	38,789	36,088
Noncontrolling interests	(2)	(1)
Total stockholders’ equity	38,787	36,087
Total liabilities and stockholders’ equity	$48,355	$45,516

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Revenues:
Equipment and services	$4,922	$4,286	$13,803	$12,474
Licensing	1,884	1,957	5,992	5,911
Total revenues	6,806	6,243	19,795	18,385
Costs and expenses:
Cost of equipment and services revenues	2,740	2,497	7,929	7,106
Research and development	1,429	1,298	4,113	3,618
Selling, general and administrative	582	613	1,745	1,861
Other	(20)	158	450	158
Total costs and expenses	4,731	4,566	14,237	12,743
Operating income	2,075	1,677	5,558	5,642
Investment income, net (Note 3)	422	233	968	730
Income from continuing operations before income taxes	2,497	1,910	6,526	6,372
Income tax expense	(260)	(332)	(886)	(1,028)
Income from continuing operations	2,237	1,578	5,640	5,344
Discontinued operations, net of income taxes (Note 8)	—	—	430	—
Net income	2,237	1,578	6,070	5,344
Net loss attributable to noncontrolling interests	1	2	3	8
Net income attributable to Qualcomm	$2,238	$1,580	$6,073	$5,352

Basic earnings per share attributable to Qualcomm:
Continuing operations	$1.33	$0.91	$3.35	$3.11
Discontinued operations	—	—	0.25	—
Net income	$1.33	$0.91	$3.60	$3.11
Diluted earnings per share attributable to Qualcomm:
Continuing operations	$1.31	$0.90	$3.28	$3.04
Discontinued operations	—	—	0.25	—
Net income	$1.31	$0.90	$3.53	$3.04
Shares used in per share calculations:
Basic	1,683	1,727	1,686	1,720
Diluted	1,714	1,765	1,718	1,760

Dividends per share announced	$0.42	$0.35	$1.12	$0.85

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net income	$2,237	$1,578	$6,070	$5,344
Other comprehensive income (loss), net of income taxes:
Foreign currency translation	8	(16)	14	(23)
Reclassification of foreign currency translation losses included in net income	—	11	1	11
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain available-for-sale debt securities	1	—	1	(1)
Reclassification of other-than-temporary losses on available-for-sale securities included in net income	5	14	96	24
Net unrealized gains (losses) on other available-for-sale securities and derivative instruments	176	(298)	364	(51)
Reclassification of net realized gains on available-for-sale securities and derivative instruments included in net income	(175)	(35)	(404)	(129)
Total other comprehensive income (loss)	15	(324)	72	(169)
Total comprehensive income	2,252	1,254	6,142	5,175
Comprehensive loss attributable to noncontrolling interests	1	3	3	9
Comprehensive income attributable to Qualcomm	$2,253	$1,257	$6,145	$5,184

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	June 29, 2014	June 30, 2013
Operating Activities:
Net income	$6,070	$5,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	853	744
Gain on sale of discontinued operations	(665)	—
Revenues related to non-monetary exchanges	(93)	(93)
Long-lived asset and goodwill impairment charges	642	191
Income tax provision in excess of income tax payments	244	220
Non-cash portion of share-based compensation expense	806	831
Incremental tax benefits from share-based compensation	(239)	(178)
Net realized gains on marketable securities and other investments	(685)	(239)
Impairment losses on marketable securities and other investments	170	49
Other items, net	88	34
Changes in assets and liabilities:
Accounts receivable, net	43	(445)
Inventories	116	(699)
Other assets	136	(111)
Trade accounts payable	321	598
Payroll, benefits and other liabilities	(337)	52
Unearned revenues	(202)	(30)
Net cash provided by operating activities	7,268	6,268
Investing Activities:
Capital expenditures	(955)	(808)
Purchases of available-for-sale securities	(10,315)	(12,112)
Proceeds from sales and maturities of available-for-sale securities	9,744	7,337
Purchases of trading securities	(2,868)	(2,658)
Proceeds from sales and maturities of trading securities	2,619	2,365
Purchases of other marketable securities	(220)	—
Proceeds from sale of discontinued operations, net of cash sold	788	—
Acquisitions and other investments, net of cash acquired	(447)	(179)
Other items, net	102	68
Net cash used by investing activities	(1,552)	(5,987)
Financing Activities:
Borrowing under loans and debentures	—	534
Repayment of loans and debentures	—	(492)
Proceeds from issuance of common stock	1,147	964
Incremental tax benefits from share-based compensation	239	178
Repurchases and retirements of common stock	(3,354)	(1,289)
Dividends paid	(1,884)	(1,463)
Other items, net	(65)	35
Net cash used by financing activities	(3,917)	(1,533)
Changes in cash and cash equivalents held for sale	—	(15)
Effect of exchange rate changes on cash and cash equivalents	3	(7)
Net increase (decrease) in cash and cash equivalents	1,802	(1,274)
Cash and cash equivalents at beginning of period	6,142	3,807
Cash and cash equivalents at end of period	$7,944	$2,533
See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation
Financial Statement Preparation. These condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (collectively with its subsidiaries, the Company or Qualcomm) in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim data includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2013. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three-month and nine-month periods ended June 29, 2014 and June 30, 2013 included 13 weeks and 39 weeks, respectively.
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
Earnings Per Common Share. Basic earnings per common share are computed by dividing net income attributable to Qualcomm by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share are computed by dividing net income attributable to Qualcomm by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, if any, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost for future service that the Company has not yet recognized, if any, and the estimated tax benefits that would be recorded in paid-in capital when an award is settled, if any, are assumed to be used to repurchase shares in the current period. The dilutive common share equivalents, calculated using the treasury stock method, for the three and nine months ended June 29, 2014 were 30,642,000 and 31,985,000, respectively. The dilutive common share equivalents, calculated using the treasury stock method, for the three and nine months ended June 30, 2013 were 37,927,000 and 40,132,000, respectively.
Shares of common stock equivalents outstanding that were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period were 7,000 and 278,000 during the three and nine months ended June 29, 2014, respectively, and 720,000 and 589,000 during the three and nine months ended June 30, 2013, respectively.
Share-Based Compensation. Total estimated share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Cost of equipment and services revenues	$12	$18	$37	$55
Research and development	174	166	510	479
Selling, general and administrative	88	96	259	297
Share-based compensation expense before income taxes	274	280	806	831
Related income tax benefit	(42)	(58)	(151)	(169)
	$232	$222	$655	$662
The Company recorded $177 million and $152 million in share-based compensation expense during the nine months ended June 29, 2014 and June 30, 2013, respectively, related to share-based awards granted during those periods.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 29, 2014, total unrecognized compensation costs related to non-vested restricted stock units granted prior to that date were $1.5 billion, which are expected to be recognized over a weighted-average period of 2.0 years. During the nine months ended June 29, 2014 and June 30, 2013, net share-based awards granted, after forfeitures and cancelations, represented 0.8% and 0.7%, respectively, of outstanding shares as of the beginning of each fiscal period, and total share-based awards granted represented 0.9% and 0.8%, respectively, of outstanding shares as of the end of each fiscal period.
Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. ASU 2014-09 will be effective for the Company starting in the first quarter of fiscal 2018. ASU 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the fiscal 2018 opening retained earnings balance. The Company is in the process of determining the adoption method as well as the effects the adoption of ASU 2014-09 will have on its consolidated financial statements.

Note 2 — Composition of Certain Financial Statement Items

Inventories (in millions)
	June 29, 2014	September 29, 2013
Raw materials	$2	$2
Work-in-process	480	631
Finished goods	703	669
	$1,185	$1,302

Property, Plant and Equipment (in millions)
	June 29, 2014	September 29, 2013
Land	$220	$212
Buildings and improvements	1,587	1,733
Computer equipment and software	1,534	1,425
Machinery and equipment	2,200	2,013
Furniture and office equipment	88	87
Leasehold improvements	245	218
Construction in progress	196	480
	6,070	6,168
Less accumulated depreciation and amortization	(3,515)	(3,173)
	$2,555	$2,995
During the first quarter of fiscal 2014, as a result of discussions with potential buyers and consideration of alternative uses for the separate asset groups that comprise one of the QMT division’s manufacturing facilities in Taiwan, the Company decreased its estimates of expected cash flows from those assets and recorded an impairment charge of $444 million in other expenses. The Company concluded that a triggering event had not occurred in the first quarter of fiscal 2014 that would have required impairment testing for its remaining QMT assets, including goodwill, as QMT’s licensing business plan did not utilize this manufacturing facility. During the third quarter of fiscal 2014, the Company updated QMT’s licensing business plan and related internal forecasts to reflect a decrease in expected cash flows. The updated business plan reflects an acceleration of the Company’s plans to transition from QMT’s current generation technology to the licensing of its next generation IMOD display technology and to focus on wearable devices. QMT will continue to make and sell current generation products for a period of time in support of certain existing customer requirements. As a result of this triggering event, the Company assessed the recoverability of the QMT division’s long-lived assets, performed a goodwill impairment test of the QMT reporting unit and recorded impairment charges of $64 million on long-lived assets and $100 million on goodwill in other expenses in the third quarter of fiscal 2014. At

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 29, 2014, the carrying values of the QMT division’s goodwill and property, plant and equipment were $35 million and $162 million, respectively, including $44 million in property, plant and equipment that was classified as held for sale and included in other assets.

Other Current Liabilities (in millions)
	June 29, 2014	September 29, 2013
Customer incentives and other customer-related liabilities	$2,111	$1,706
Other	565	613
	$2,676	$2,319

Note 3 — Investment Income, Net (in millions)

	Three Months Ended		Nine Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Interest and dividend income	$139	$182	$460	$529
Interest expense	—	(7)	(4)	(22)
Net realized gains on marketable securities	290	21	660	189
Net realized gains on other investments	8	39	25	50
Impairment losses on marketable securities	(8)	(22)	(149)	(37)
Impairment losses on other investments	(3)	(5)	(21)	(12)
Net (losses) gains on derivative instruments	(6)	5	(1)	17
Equity in net losses of investees	(2)	(1)	(7)	(5)
Net gains on deconsolidation of subsidiaries	4	21	5	21
	$422	$233	$968	$730

Note 4 — Income Taxes
The Company estimates its annual effective income tax rate for continuing operations to be approximately 14% for fiscal 2014, which is less than the 16% effective income tax rate for fiscal 2013. Tax benefits from foreign income taxed at rates lower than rates in the United States are expected to be approximately 20% in fiscal 2014, compared to 17% in fiscal 2013. The estimated annual effective tax rate for fiscal 2014 reflects the United States federal research and development tax credit generated through December 31, 2013, the date on which the credit expired. The annual effective tax rate for fiscal 2013 included a tax benefit of $64 million related to fiscal 2012 due to the retroactive extension of the United States federal research and development tax credit in fiscal 2013.
The Company had unrecognized tax benefits of $85 million and $221 million at June 29, 2014 and September 29, 2013, respectively. The total amount of unrecognized tax benefits decreased due to an agreement reached with the Internal Revenue Service on components of the Company’s fiscal 2013 tax return. As a result, the Company recorded a tax benefit of $66 million in the third quarter of fiscal 2014. Additionally, the Company believes that several other audits will be resolved within the next 12 months, further decreasing the unrecognized tax benefits, which will reduce the effective tax rate to the extent tax benefits are sustained or in the settlement of the liability with the tax authorities to the extent not sustained.

Note 5 — Stockholders’ Equity
Changes in stockholders’ equity for the nine months ended June 29, 2014 were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Qualcomm Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at September 29, 2013	$36,088	$(1)	$36,087
Net income (loss) (1)	6,073	(3)	6,070
Other comprehensive income	72	—	72
Common stock issued under employee benefit plans and related tax benefits, net of shares withheld for taxes	987	—	987
Share-based compensation	838	—	838
Dividends	(1,916)	—	(1,916)
Stock repurchases	(3,354)	—	(3,354)
Other	1	2	3
Balance at June 29, 2014	$38,789	$(2)	$38,787

(1)	Discontinued operations, net of income taxes (Note 8) was attributable to Qualcomm.
Accumulated Other Comprehensive Income. Changes in the components of accumulated other comprehensive income, net of income taxes, in Qualcomm stockholders’ equity during the nine months ended June 29, 2014 were as follows (in millions):

	Foreign Currency Translation Adjustment		Noncredit Other-than-Temporary Impairment Losses and Subsequent Changes in Fair Value for Certain Available-for-Sale Debt Securities		Net Unrealized Gain (Loss) on Other Available-for-Sale Securities		Net Unrealized Gain (Loss) on Derivative Instruments		Total Accumulated Other Comprehensive Income
Balance at September 29, 2013	$(115)		$25		$825		$18		$753
Other comprehensive income before reclassifications	14		1		356		8		379
Reclassifications from accumulated other comprehensive income	1	(a)	(1)	(a)	(287)	(a)	(20)	(b)	(307)
Other comprehensive income (loss)	15		—		69		(12)		72
Balance at June 29, 2014	$(100)		$25		$894		$6		$825

(a)
Reclassifications from accumulated other comprehensive income of $163 million and $287 million for the three and nine months ended June 29, 2014, respectively, were recorded in investment income, net (Note 3).

(b)
Reclassifications from accumulated other comprehensive income of $7 million and $20 million for the three and nine months ended June 29, 2014, respectively, were recorded in revenues, cost of equipment and services revenues, research and development expenses and selling, general and administrative expenses.

Stock Repurchase Program. During the nine months ended June 29, 2014 and June 30, 2013, the Company repurchased and retired 44,609,000 and 21,009,000 shares, respectively, of the Company’s common stock for $3.4 billion and $1.3 billion, respectively, before commissions. On March 4, 2014, the Company announced that it had been authorized to repurchase up to $7.8 billion of the Company’s common stock. The stock repurchase program has no expiration date. At June 29, 2014, approximately $6.5 billion remained available for repurchase.
Dividends. On July 18, 2014, the Company announced a cash dividend of $0.42 per share on the Company’s common stock, payable on September 24, 2014 to stockholders of record as of the close of business on September 3, 2014. During the nine months ended June 29, 2014 and June 30, 2013, dividends charged to retained earnings were as follows (in millions, except per share data):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	2014		2013
	Per Share	Total	Per Share	Total
First quarter	$0.35	$599	$0.25	$435
Second quarter	0.35	599	0.25	439
Third quarter	0.42	718	0.35	615
	$1.12	$1,916	$0.85	$1,489

Note 6 — Commitments and Contingencies
Legal Proceedings. Tessera, Inc. v. QUALCOMM Incorporated: On April 17, 2007, Tessera filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas and a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against the Company and other companies, alleging infringement of two patents. The district court action was stayed pending resolution of the ITC proceeding, including all appeals. On January 18, 2012, pursuant to the parties’ stipulation, the District Court for the Eastern District of Texas lifted the stay and ordered that the case be moved to the United States District Court for the Northern District of California. On March 27, 2014, Tessera and the Company reached an agreement that the lawsuit against the Company would be dismissed with prejudice, and the parties will engage in discussions to explore potential technical collaborations. The court dismissed the lawsuit on April 1, 2014 based on the parties’ stipulation.
ParkerVision, Inc. v. QUALCOMM Incorporated: On July 20, 2011, ParkerVision filed a complaint against the Company in the United States District Court for the Middle District of Florida alleging that certain of the Company’s products infringe seven of its patents alleged to cover direct down-conversion receivers. ParkerVision’s complaint sought damages and injunctive and other relief. Subsequently, ParkerVision narrowed its allegations to assert only four patents. The trial began on October 7, 2013. On October 17, 2013, the jury returned a verdict finding all asserted claims of the four at-issue patents to be infringed and finding that none of the asserted claims are invalid. On October 24, 2013, the jury returned a separate verdict assessing total past damages of approximately $173 million and finding that the Company’s infringement was not willful. The Company recorded the verdict amount in fiscal 2013 as a charge in other expenses. Post-verdict motions, including the Company’s motions for judgment as a matter of law and a new trial on invalidity and non-infringement and ParkerVision’s motions for injunctive relief and ongoing royalties, were filed by January 24, 2014. A hearing on these motions was held on May 1, 2014. On June 20, 2014, the court granted the Company’s motion to overturn the infringement verdict, denied the Company’s motion to overturn the invalidity verdict, and denied the remaining motions as moot. The court then entered judgment in the Company’s favor. On June 25, 2014, ParkerVision filed a notice of appeal with the court. As a result of the court’s judgment, the Company is not liable for any damages to ParkerVision, and therefore, the Company has reversed all recorded amounts related to the damages verdict. On May 1, 2014, ParkerVision filed another complaint, captioned ParkerVision, Inc. v. QUALCOMM Incorporated, Qualcomm Atheros, Inc., HTC Corporation and HTC America, Inc., also in the United States District Court for the Middle District of Florida, alleging that certain of the Company’s products infringe seven additional ParkerVision patents. The complaint seeks damages and injunctive and other relief. The Company has not been served with the complaint in this action.
Icera Complaint to the European Commission: On June 7, 2010, the European Commission (the Commission) notified and provided the Company with a redacted copy of a complaint filed with the Commission by Icera, Inc. (subsequently acquired by Nvidia Corporation) alleging that the Company has engaged in anticompetitive activity. The Company was asked by the Commission to submit a preliminary response to the portions of the complaint disclosed to it, and the Company submitted its response in July 2010. Subsequently, the Company has provided and continues to provide additional documents and information as requested by the Commission. The Company continues to cooperate fully with the Commission’s preliminary investigation.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Japan Fair Trade Commission (JFTC) Complaint: The JFTC received unspecified complaints alleging that the Company’s business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order concluding that the Company’s Japanese licensees were forced to cross-license patents to the Company on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against the Company’s other licensees who made a similar commitment in their license agreements with the Company. The cease and desist order seeks to require the Company to modify its existing license agreements with Japanese companies to eliminate these provisions while preserving the license of the Company’s patents to those companies. The Company disagrees with the conclusions that it forced its Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate the Japanese Antimonopoly Act. The Company has invoked its right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted the Company’s motion and issued a stay of the cease and desist order pending the administrative hearing before the JFTC. The JFTC has held hearings on 23 different dates, with additional hearing dates yet to be scheduled.
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
A Wells Notice is not a formal allegation or finding by the SEC of wrongdoing or violation of law. Rather, the purpose of a Wells Notice is to give the recipient an opportunity to make a “Wells submission” setting forth reasons why the proposed enforcement action should not be filed and/or bringing additional facts to the SEC’s attention before any decision is made by the SEC as to whether to commence a proceeding. On April 4, 2014 and May 29, 2014, the Company made Wells submissions to the staff of the Los Angeles Regional Office explaining why the Company believes it has not violated the FCPA and therefore enforcement action is not warranted.
The Company is continuing to cooperate with the SEC and the DOJ, but is unable to predict the outcome of their investigations or any action that the SEC may decide to file.
China National Development and Reform Commission (NDRC) Investigation: In November 2013, the NDRC notified the Company that it had commenced an investigation of the Company relating to the Chinese Anti-Monopoly Law (AML). The Company understands that the investigation concerns primarily the Company’s licensing business and certain interactions between the Company’s licensing business and its chipset business, including how royalties are calculated in the Company’s patent licenses, the value exchanged for cross-licenses to patents of the Company’s

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

licensees, whether the Company will offer license agreements limited to patents essential to certain standards, whether royalties are sought for the Company’s expired patents, the Company’s policy of selling chipsets only to the Company’s patent licensees, the alleged refusal of the Company to grant patent licenses to chipset manufacturers, and certain other terms and conditions in the Company’s patent license and chipset sale agreements. A broad range of remedies with respect to business practices deemed to violate the AML is potentially available to the NDRC, including but not limited to issuing an order to cease conduct deemed illegal, confiscating gains deemed illegally obtained, imposing a fine in the range of 1% to 10% of the prior year’s revenues and requiring modifications to business practices. Given the limited precedent of enforcement actions and penalties under the AML, it is difficult to predict the outcome of this matter or what remedies may be imposed by the NDRC. The Company continues to cooperate with the NDRC as it conducts its investigation.
The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at June 29, 2014 for contingent losses associated with these matters based on its belief that, with the exception of the NDRC matter, losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. Regarding the NDRC matter, the Company believes that a loss is probable but that any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in numerous other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.
Indemnifications. The Company generally does not indemnify its customers and licensees for losses sustained from infringement of third-party intellectual property rights. However, the Company is contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent, copyright, trademark or trade secret infringement by products or services sold or provided by the Company. The Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company. Through June 29, 2014, the Company has received a number of claims from its direct and indirect customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by its products.
These indemnification arrangements are not initially measured and recognized at fair value because they are deemed to be similar to product warranties in that they relate to claims and/or other actions that could impair the ability of the Company’s direct or indirect customers to use the Company’s products or services. Accordingly, the Company records liabilities resulting from the arrangements when they are probable and can be reasonably estimated. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at June 29, 2014 associated with these indemnification arrangements, other than insignificant amounts, based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time.
Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Obligations, which generally have a remaining term of less than one year, under these agreements at June 29, 2014 for the remainder of fiscal 2014 and for each of the subsequent four years from fiscal 2015 through fiscal 2018 were approximately $3.0 billion, $387 million, $64 million, $19 million and $17 million, respectively, and $40 million thereafter. Of these amounts, for the remainder of fiscal 2014 and for fiscal 2015, commitments to purchase integrated circuit product inventories comprised $2.6 billion and $228 million, respectively. Integrated circuit product inventory obligations represent purchase commitments for wafers, die and assembly and test services. Under the Company’s manufacturing relationships with its foundry suppliers and assembly and test service providers, cancelation of outstanding purchase orders is generally allowed but requires payment of costs incurred through the date of cancelation.
Leases. The future minimum lease payments for all capital leases and operating leases at June 29, 2014 by fiscal year were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Capital Leases	Operating Leases	Total
Remainder of fiscal 2014	$—	$25	$25
2015	1	93	94
2016	1	79	80
2017	1	58	59
2018	1	31	32
Thereafter	18	50	68
Total minimum lease payments	22	$336	$358
Deduct: Amounts representing interest	10
Present value of minimum lease payments	12
Deduct: Current portion of capital lease obligations	1
Long-term portion of capital lease obligations	$11
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

During the first quarter of fiscal 2014, the Company reassessed its management reporting as a result of the sale of the North and Latin America operations of its Omnitracs division (Note 8), which comprised substantially all of the Omnitracs division, among other reasons. The Omnitracs division was previously aggregated with three other divisions into the Qualcomm Wireless & Internet (QWI) reportable segment. Starting in fiscal 2014, the QWI segment was eliminated, and revenues and operating results for the divisions that comprised the QWI reportable segment are included in nonreportable segments as components of reconciling items. Prior period segment information has been adjusted to conform to the new segment presentation.
Nonreportable segments include the Company’s QIS (Qualcomm Internet Services), QGOV (Qualcomm Government Technologies) and QMT (Qualcomm MEMS Technologies) divisions and other display, wireless technology and service initiatives. Nonreportable segments develop and offer products and services that include, but are not limited to: software products and content enablement services to wireless operators; development, other services and related products to U.S. government agencies and their contractors; low power consumption, high optical performance flat

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

display modules; products designed for implementation of small cells; medical device connectivity and related data management; augmented reality; and device-to-device communication.
The Company evaluates the performance of its segments based on earnings (loss) before income taxes (EBT) from continuing operations. Segment EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. Unallocated income and charges include certain net investment income; certain share-based compensation; and certain research and development expenses, selling, general and administrative expenses and other expenses or income that were deemed to be not directly related to the businesses of the segments. Additionally, unallocated charges include recognition of the step-up of inventories to fair value, amortization and impairment of certain intangible assets and certain other acquisition-related charges. The table below presents revenues and EBT for reportable segments (in millions):

	QCT	QTL	QSI	Reconciling Items	Total
For the three months ended:
June 29, 2014
Revenues	$4,957	$1,803	$—	$46	$6,806
EBT	1,116	1,550	(1)	(168)	2,497
June 30, 2013*
Revenues	$4,222	$1,867	$—	$154	$6,243
EBT	738	1,633	51	(512)	1,910

For the nine months ended:
June 29, 2014
Revenues	$13,816	$5,774	$—	$205	$19,795
EBT	2,762	5,054	(36)	(1,254)	6,526
June 30, 2013*
Revenues	$12,258	$5,680	$—	$447	$18,385
EBT	2,487	4,968	66	(1,149)	6,372
*As adjusted
QCT revenues for both of the three and nine months ended June 29, 2014 and June 30, 2013 included $1 million and $3 million of intersegment revenues, respectively. All other revenues for reportable segments were from external customers for all periods presented.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reconciling items in the previous table were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2014	June 30, 2013*	June 29, 2014	June 30, 2013*
Revenues
Nonreportable segments	$47	$156	$208	$451
Intersegment eliminations	(1)	(2)	(3)	(4)
	$46	$154	$205	$447
EBT
Unallocated cost of equipment and services revenues	$(74)	$(82)	$(223)	$(258)
Unallocated research and development expenses	(220)	(201)	(653)	(591)
Unallocated selling, general and administrative expenses	(107)	(112)	(318)	(376)
Unallocated other income, net	184	—	173	—
Unallocated investment income, net	413	176	985	644
Nonreportable segments	(364)	(293)	(1,218)	(568)
	$(168)	$(512)	$(1,254)	$(1,149)
*As adjusted
Nonreportable segments EBT for the three and nine months ended June 29, 2014 included a total of $164 million and $607 million, respectively, in impairment charges related to the Company’s QMT division (Note 2).
Unallocated acquisition-related expenses were comprised as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Cost of equipment and services revenues	$62	$64	$186	$203
Research and development expenses	3	1	26	2
Selling, general and administrative expenses	6	6	19	20
Segment assets are comprised of accounts receivable and inventories for all reportable segments other than QSI. QSI segment assets include marketable securities, notes receivable, wireless spectrum, other investments and all assets of consolidated subsidiaries included in QSI. Reconciling items for total consolidated assets included $299 million and $892 million at June 29, 2014 and September 29, 2013, respectively, of goodwill and other assets related to the Company’s QMT division. The decrease in QMT assets was primarily a result of impairments of goodwill and certain property, plant and equipment recorded in the nine months ended June 29, 2014 (Note 2). Total segment assets also differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, goodwill, other intangible assets and assets of nonreportable segments. Segment assets and reconciling items were as follows (in millions):

	June 29, 2014	September 29, 2013*
QCT	$3,046	$3,305
QTL	158	28
QSI	517	511
Reconciling items	44,634	41,672
Total consolidated assets	$48,355	$45,516
*As adjusted

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 — Discontinued Operations
On November 25, 2013, the Company completed its sale of the North and Latin America operations of its Omnitracs division to a U.S.-based private equity firm for cash consideration of $788 million (net of cash sold). As a result, the Company recorded a gain in discontinued operations of $665 million ($430 million net of income tax expense) during the nine months ended June 29, 2014. Total assets and total liabilities were reduced by $150 million and $45 million, respectively. The revenues and operating results of the North and Latin America operations of the Omnitracs division, which comprised substantially all of the Omnitracs division, were not presented as discontinued operations in any fiscal period because they were immaterial. The related assets (included in other current assets and other noncurrent assets) and liabilities (included in other current liabilities and other noncurrent liabilities) of $139 million and $43 million, respectively, were classified as held for sale at September 29, 2013.

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
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 29, 2014 (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,933	$4,235	$—	$7,168
Marketable securities
U.S. Treasury securities and government-related securities	729	897	—	1,626
Corporate bonds and notes	—	14,815	—	14,815
Mortgage- and asset-backed securities	—	1,098	177	1,275
Auction rate securities	—	—	83	83
Common and preferred stock	1,264	742	—	2,006
Equity funds	681	—	—	681
Debt funds	817	3,469	—	4,286
Total marketable securities	3,491	21,021	260	24,772
Derivative instruments	—	14	—	14
Other investments	281	—	—	281
Total assets measured at fair value	$6,705	$25,270	$260	$32,235
Liabilities
Derivative instruments	$1	$4	$—	$5
Other liabilities	280	—	—	280
Total liabilities measured at fair value	$281	$4	$—	$285
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
Activity between Levels of the Fair Value Hierarchy. There were no significant transfers between Level 1 and Level 2 during the nine months ended June 29, 2014 or June 30, 2013. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table includes the activity for marketable securities and other liabilities classified within Level 3 of the valuation hierarchy (in millions):

	Nine Months Ended June 29, 2014		Nine Months Ended June 30, 2013
	Auction Rate Securities	Mortgage- and Asset-Backed Securities	Auction Rate Securities	Mortgage- and Asset-Backed Securities
Beginning balance of Level 3	$83	$239	$118	$203
Total realized and unrealized gains or losses:
Included in investment income, net	—	10	—	4
Included in other comprehensive income	—	(4)	1	(2)
Purchases	—	86	—	157
Sales	—	(124)	—	(10)
Settlements	—	(28)	(36)	(66)
Transfers (out of) into Level 3	—	(2)	—	18
Ending balance of Level 3	$83	$177	$83	$304
The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the fiscal month in which the actual event or change in circumstances that caused the transfer occurs. Transfers out of Level 3 during the nine months ended June 29, 2014 primarily consisted of debt securities with significant upgrades in credit ratings. Transfers into Level 3 during the nine months ended June 30, 2013 primarily consisted of debt securities with significant inputs that became unobservable as a result of an increased likelihood of a shortfall in contractual cash flows or significant downgrades in credit ratings.
Nonrecurring Fair Value Measurements. The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the nine months ended June 29, 2014, certain long-lived assets and goodwill related to the Company’s QMT division were written down to their estimated fair values resulting in impairment charges of $507 million on long-lived assets and $100 million on goodwill (Note 2). At June 29, 2014, the carrying values of the QMT division’s property, plant and equipment and goodwill were $162 million and $35 million, respectively. The Company determined the fair values primarily using cost, income and market approaches. The estimation of fair values and cash flows used in these fair value measurements required the use of significant unobservable inputs, and as a result, the fair value measurements were classified as Level 3. During the nine months ended June 29, 2014 and June 30, 2013, the Company did not have any other significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 — Marketable Securities
Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	June 29, 2014	September 29, 2013	June 29, 2014	September 29, 2013
Trading:
U.S. Treasury securities and government-related securities	$317	$241	$47	$49
Corporate bonds and notes	195	269	380	256
Mortgage- and asset-backed securities	—	—	215	104
Total trading	512	510	642	409
Available-for-sale:
U.S. Treasury securities and government-related securities	872	721	390	71
Corporate bonds and notes	6,553	4,533	7,687	6,812
Mortgage- and asset-backed securities	860	745	200	328
Auction rate securities	—	—	83	83
Common and preferred stock	342	8	1,664	2,351
Equity funds	160	—	521	960
Debt funds	910	2,307	2,589	2,889
Total available-for-sale	9,697	8,314	13,134	13,494
Fair value option:
Debt fund	—	—	787	537
Total marketable securities	$10,209	$8,824	$14,563	$14,440
The Company holds an investment in a debt fund for which the Company elected the fair value option because the Company is able to redeem its shares at net asset value, which is determined daily. The investment would have otherwise been recorded using the equity method. The debt fund has no single maturity date. At June 29, 2014, the Company had an effective ownership interest in the debt fund of 27%. Changes in fair value associated with this investment are recognized in net investment income. During the three and nine months ended June 29, 2014, net increases in fair value associated with this investment were $12 million and $30 million, respectively. During the three months ended June 30, 2013, the net decrease in fair value associated with this investment was $4 million. During the nine months ended June 30, 2013, the net increase in fair value associated with this investment was $14 million.
The Company classifies certain portfolios of debt securities that utilize derivative instruments to acquire or reduce foreign exchange, interest rate and/or equity, prepayment and credit risks as trading. Net gains recognized on debt securities classified as trading held at June 29, 2014 were $7 million and $8 million for the three and nine months ended June 29, 2014, respectively. Net losses recognized on debt securities classified as trading held at June 30, 2013 were $21 million and $36 million for the three and nine months ended June 30, 2013, respectively.
At June 29, 2014, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity
Less Than One Year	One to Five Years	Five to Ten Years	Greater Than Ten Years	No Single Maturity Date	Total
$2,993	$10,255	$1,594	$660	$4,642	$20,144
Debt securities with no single maturity date included debt funds, mortgage- and asset-backed securities and auction rate securities.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recorded realized gains and losses on sales of available-for-sale securities as follows (in millions):

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains
For the three months ended
June 29, 2014	$267	$(8)	$259
June 30, 2013	52	(5)	47

For the nine months ended
June 29, 2014	$610	$(16)	$594
June 30, 2013	204	(14)	190
Available-for-sale securities were comprised as follows (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 29, 2014
Equity securities	$2,000	$692	$(5)	$2,687
Debt securities (including debt funds)	19,741	423	(20)	20,144
	$21,741	$1,115	$(25)	$22,831
September 29, 2013
Equity securities	$2,570	$793	$(44)	$3,319
Debt securities (including debt funds)	18,255	396	(162)	18,489
	$20,825	$1,189	$(206)	$21,808
The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that are classified as available-for-sale and have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

	June 29, 2014
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds and notes	$2,033	$(5)	$96	$(2)
Auction rate securities	—	—	83	(1)
Debt funds	50	(1)	394	(11)
Equity funds	30	—	115	(5)
	$2,113	$(6)	$688	$(19)

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
At June 29, 2014, the Company concluded that the unrealized losses on its available-for-sale securities were temporary. Further, for common and preferred stock and for equity and debt funds with unrealized losses, the Company has the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable period of time. For debt securities with unrealized losses, the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, such securities before recovery or maturity.
The following table shows the activity for the credit loss portion of other-than-temporary impairments on debt securities held by the Company (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Beginning balance of credit losses	$8	$8	$4	$31
Reduction in credit losses related to securities the Company intends to sell	—	—	—	(6)
Credit losses recognized on securities not previously impaired	—	—	5	1
Additional credit losses recognized on securities previously impaired	—	—	—	1
Reductions in credit losses related to securities sold	(3)	(3)	(4)	(21)
Accretion of credit losses due to an increase in cash flows expected to be collected	—	—	—	(1)
Ending balance of credit losses	$5	$5	$5	$5

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
Overview
Recent Developments
Revenues for the third quarter of fiscal 2014 were $6.8 billion, with net income attributable to Qualcomm of $2.2 billion, which primarily resulted from the following key items:

•
We shipped approximately 225 million Mobile Station Modem (MSM) integrated circuits for CDMA- and OFDMA-based wireless devices, an increase of approximately 31%, compared to approximately 172 million MSM integrated circuits in the year ago quarter.

•	Total reported device sales were approximately $58.1 billion, an increase of approximately 3%, compared to approximately $56.5 billion in the year ago quarter.(1)
Against this backdrop, the following recent developments occurred during the third quarter of fiscal 2014 with respect to key elements of our business or our industry:

•	Worldwide cellular connections grew sequentially by approximately 2% to reach approximately 7.0 billion.(2)

•
Worldwide 3G/4G connections (CDMA-based, OFDMA-based and CDMA/OFDMA multimode) grew sequentially by approximately 5% to approximately 2.7 billion, which was approximately 39% of total cellular connections.(2)

(1)
Total reported device sales is the sum of all reported sales in U.S. dollars (as reported to us by our licensees) of all licensed CDMA-based, OFDMA-based and CDMA/OFDMA multimode subscriber devices (including handsets, modules, modem cards and other subscriber devices) by our licensees during a particular period (collectively, 3G/4G devices). Not all licensees report sales the same way (e.g., some licensees report sales net of permitted deductions, including transportation, insurance, packing costs and other items, while other licensees report sales and then identify the amount of permitted deductions in their reports), and the way in which licensees report such information may change from time to time. In addition, certain licensees may not report (in the quarter in which they are contractually obligated to report) their sales of certain types of subscriber units, which (as a result of audits, legal actions or for other reasons) may be reported in a subsequent quarter. Accordingly, total reported device sales for a particular period may include prior period activity that was not reported by the licensee until such particular period.

(2)	According to GSMA Intelligence estimates as of July 21, 2014, for the quarter ended June 30, 2014 (estimates excluded Wireless Local Loop).

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
QCT (Qualcomm CDMA Technologies) is a leading developer and supplier of integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products. QCT’s integrated circuit products and system software are sold to or licensed to manufacturers that use our products in wireless devices, particularly mobile phones, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, data cards and infrastructure equipment, and in wired devices, particularly broadband gateway equipment, desktop computers and streaming media players. The MSM integrated circuits, which include the Mobile Data Modem, Qualcomm Single Chip and Qualcomm Snapdragon processor devices, perform the core baseband modem functionality in wireless devices providing voice and data communications, as well as multimedia applications and global positioning functions. In addition, our Snapdragon processors provide advanced application and graphics processing capabilities. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. QCT revenues comprised 73% and 68% of total consolidated revenues in the third quarter of fiscal 2014 and 2013, respectively, and 70% and 67% of total consolidated revenues for the first nine months of fiscal 2014 and 2013, respectively.
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
QTL (Qualcomm Technology Licensing) grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives. QTL licensing revenues are comprised of license fees as well as royalties based on sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of complete licensed products, net of certain permissible deductions (e.g., certain shipping costs, packing costs, VAT, etc.). QTL recognizes royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met. Licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. QTL revenues comprised 26% and 30% of total consolidated revenues in the third quarter of fiscal 2014 and 2013, respectively, and 29% and 31% of total consolidated revenues for the first nine months of fiscal 2014 and 2013, respectively. The vast majority of such revenues were generated through our licensees’ sales of CDMA2000- and WCDMA-based products, including multimode products that also implement OFDMA, such as feature phones and smartphones.
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
Nonreportable segments include our QIS (Qualcomm Internet Services), QGOV (Qualcomm Government Technologies) and QMT (Qualcomm MEMS Technologies) divisions and other display, wireless technology and service initiatives. Nonreportable segments develop and offer products and services that include, but are not limited to: software products and content enablement services to wireless operators; development, other services and related products to U.S. government agencies and their contractors; low power consumption, high optical performance flat display modules; products designed for implementation of small cells; medical device connectivity and related data management; augmented reality; and device-to-device communication.
During the first quarter of fiscal 2014, as a result of discussions with potential buyers and consideration of alternative uses for the separate asset groups that comprise one of the QMT division’s manufacturing facilities in Taiwan, we decreased our estimates of expected cash flows from those assets and recorded an impairment charge of $444 million in other expenses. We concluded that a triggering event had not occurred in the first quarter of fiscal 2014 that would have required impairment testing for the remaining QMT assets, including goodwill, as QMT’s licensing business plan did not utilize this manufacturing facility. During the third quarter of fiscal 2014, we updated QMT’s licensing business plan and related internal forecasts to reflect a decrease in expected cash flows. The updated business plan reflects an acceleration of our plans to transition from QMT’s current generation technology to the licensing of QMT’s next generation IMOD display technology and to focus on wearable devices. QMT will continue to make and sell current generation products for a period of time in support of certain existing customer requirements. As a result, we tested the QMT division’s long-lived assets and goodwill and recorded total impairment charges of $164 million in other expenses in the third quarter of fiscal 2014.
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
Discontinued Operations. On November 25, 2013, we completed our sale of the North and Latin America operations of our Omnitracs division to a U.S.-based private equity firm for cash consideration of $788 million (net of cash sold). As a result, we recorded a gain in discontinued operations of $665 million ($430 million net of income tax expense) during the nine months ended June 29, 2014. The revenues and operating results of the North and Latin America operations of our Omnitracs division, which comprised substantially all of our Omnitracs division, were not presented as discontinued operations in any fiscal period because they were immaterial.
Looking Forward
The deployment of 3G networks has enabled increased voice capacity and higher data rates than prior generation networks, thereby supporting more minutes of use and a wide range of mobile broadband data applications for handsets, 3G connected computing devices and other consumer electronics. According to the Global mobile Suppliers Association (GSA), as of July 2014, to complement their existing 3G networks, 300 wireless operators have deployed and more than 200 additional wireless operators are planning to deploy OFDMA-based technology, often called 4G, in new wireless spectrum to gain additional capacity for data services. As a result, we expect continued growth in the coming years in consumer demand for 3G, 3G/4G multimode and 4G products and services around the world.
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

•
China continues to present significant opportunities for us, particularly with the rollout of 4G LTE. We expect the launch of 4G services in China will encourage competition and growth, bring the benefits of 4G LTE to consumers, encourage consumers to replace 2G (GSM) devices and enable new opportunities (e.g., machine-to-machine) for the industry.

•
China also presents significant challenges, as our business practices continue to be the subject of an investigation by the China National Development and Reform Commission (NDRC). We also believe that certain licensees in China currently are not fully complying with their contractual obligations to report their sales of licensed products to us (which includes certain licensees underreporting a portion of their 3G/4G device sales and a dispute with a licensee) and that unlicensed companies may seek to delay execution of new licenses while the NDRC investigation is ongoing. Litigation and/or other actions may be necessary to compel these licensees to report such sales and pay the required royalties for such sales and unlicensed companies to execute new licenses. Further, our success in China is in part dependent upon the rate of commercialization of 4G LTE products in China.

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

•
We continue to invest significant resources toward advancements in 3G, 3G/4G and 4G LTE (an OFDMA-based standard) technologies, audio and video codecs, wireless baseband chips, our converged computing/communications (Snapdragon) chips, graphics, connectivity, multimedia products, software and services. We are also investing across a broad spectrum of opportunities that leverage our existing technical and business expertise to deploy new business models and enter into new industry segments, such as new display technologies; products designed for implementation of small cells and the 1000x data challenge; wireless charging; very high speed connectivity; automotive; mobile health; wearable technology; and products for the connected home, the digital 6th sense and the Internet of Everything.

In addition to the foregoing business and market-based matters, we continue to devote resources to working with and educating participants and governments in the wireless value chain as to the benefits of our business model and our extensive technology investments in promoting a highly competitive and innovative wireless industry. However, we expect that certain companies may continue to be dissatisfied with the need to pay reasonable royalties for the use of our technology and not welcome the success of our business model in enabling new, highly cost-effective competitors to their products. We expect that such companies and/or governments or regulators will continue to challenge our business model in various forums throughout the world.
Further discussion of risks related to our business is presented in the Risk Factors included in this Quarterly Report.
Results of Operations

Revenues (in millions)
	Three Months Ended			Nine Months Ended
	June 29, 2014	June 30, 2013	Change	June 29, 2014	June 30, 2013	Change
Equipment and services	$4,922	$4,286	$636	$13,803	$12,474	$1,329
Licensing	1,884	1,957	(73)	5,992	5,911	81
	$6,806	$6,243	$563	$19,795	$18,385	$1,410
The increases in equipment and services revenues in the third quarter and the first nine months of fiscal 2014 were primarily due to increases in QCT revenues of $732 million and $1.55 billion, respectively, partially offset by decreases of $89 million and $218 million as a result of the sale of our Omnitracs division during fiscal 2014. The decrease in licensing revenues in the third quarter of fiscal 2014 was primarily due to a decrease in QTL revenues of $64 million. The increase in licensing revenues in the first nine months of fiscal 2014 was primarily due to an increase in QTL revenues of $94 million.

Costs and Expenses (in millions)
	Three Months Ended			Nine Months Ended
	June 29, 2014	June 30, 2013	Change	June 29, 2014	June 30, 2013	Change
Cost of equipment and services (E&S) revenues	$2,740	$2,497	$243	$7,929	$7,106	$823
Cost as % of E&S revenues	56%	58%		57%	57%
The increase in margin percentage in the third quarter of fiscal 2014 was primarily attributable to an increase in QCT margin percentage. Margin percentage remained flat in the first nine months of fiscal 2014. Our margin percentage may fluctuate in future periods depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

	Three Months Ended			Nine Months Ended
	June 29, 2014	June 30, 2013	Change	June 29, 2014	June 30, 2013	Change
Research and development	$1,429	$1,298	$131	$4,113	$3,618	$495
% of revenues	21%	21%		21%	20%
Selling, general, and administrative	$582	$613	$(31)	$1,745	$1,861	$(116)
% of revenues	9%	10%		9%	10%
Other	$(20)	$158	$(178)	$450	$158	$292
The dollar increases in research and development expenses in the third quarter and the first nine months of fiscal 2014 were primarily attributable to increases of $106 million and $389 million, respectively, in costs related to the development of CDMA-based 3G, OFDMA-based 4G LTE and other technologies for integrated circuit and related software products and to expand our intellectual property portfolio and increases of $8 million and $31 million, respectively, in share-based compensation.
The dollar decrease in selling, general and administrative expenses in the third quarter of fiscal 2014 was primarily attributable to a decrease of $25 million in selling and marketing expenses. The dollar decrease in selling, general and administrative expenses in the first nine months of fiscal 2014 was primarily attributable to decreases of $47 million in costs related to litigation and other legal matters, $38 million in share-based compensation expenses and $22 million in selling and marketing expenses.
Other income in the third quarter of fiscal 2014 was comprised of $184 million resulting from the reversal of accruals due to the district court ruling that overturned the ParkerVision verdict during the third quarter of fiscal 2014, partially offset by goodwill and long-lived asset impairment charges of $164 million related to our QMT division. Other expenses in the first nine months of fiscal 2014 were comprised of $607 million in long-lived asset and goodwill impairment charges related to our QMT division and a $16 million goodwill impairment charge related to our former QRS (Qualcomm Retail Solutions) division, partially offset by the reversal of the $173 million accrual recorded in fiscal 2013 related to the ParkerVision verdict.
Other expenses for the third quarter and the first nine months of fiscal 2013 included a $158 million impairment charge related to one of our QMT division’s manufacturing facilities in Taiwan.

Net Investment Income (in millions)
	Three Months Ended			Nine Months Ended
	June 29, 2014	June 30, 2013	Change	June 29, 2014	June 30, 2013	Change
Interest and dividend income	$139	$182	$(43)	$460	$529	$(69)
Interest expense	—	(7)	7	(4)	(22)	18
Net realized gains on marketable securities	290	21	269	660	189	471
Net realized gains on other investments	8	39	(31)	25	50	(25)
Net impairment losses on marketable securities and other investments	(11)	(27)	16	(170)	(49)	(121)
Net (losses) gains on derivative instruments	(6)	5	(11)	(1)	17	(18)
Equity in net losses of investees	(2)	(1)	(1)	(7)	(5)	(2)
Net gains on deconsolidation of subsidiaries	4	21	(17)	5	21	(16)
	$422	$233	$189	$968	$730	$238
The decreases in interest and dividend income in the third quarter and the first nine months of fiscal 2014 were primarily due to lower interest rates earned on cash and marketable securities, compared to the same periods in fiscal 2013. The increases in net realized gains on marketable securities in the third quarter and the first nine months of fiscal 2014 were primarily due to the increased impact of portfolio rebalancing in the third quarter of fiscal 2014, compared to the third quarter of fiscal 2013. The increases in net impairment losses on marketable securities and other investments in the first nine months of fiscal 2014 were primarily due to an increase in our recognition of unrealized losses on marketable debt securities that we intended to sell or that we more likely than not would sell before recovery.

Income Tax Expense (in millions)
	Three Months Ended			Nine Months Ended
	June 29, 2014	June 30, 2013	Change	June 29, 2014	June 30, 2013	Change
Income tax expense	$260	$332	$(72)	$886	$1,028	$(142)
Effective tax rate	10%	17%	(7%)	14%	16%	(2%)
The following table summarizes the primary factors that caused our effective tax rates for the third quarter and the first nine months of fiscal 2014 and 2013 to be less than the United States federal statutory rate:

	Three Months Ended		Nine Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Expected income tax provision at federal statutory tax rate	35%	35%	35%	35%
Benefits from foreign income taxed at other than U.S. rates	(23%)	(17%)	(21%)	(17%)
Benefits related to the research and development tax credit	(1%)	(2%)	(1%)	(3%)
Other	(1%)	1%	1%	1%
Effective tax rate	10%	17%	14%	16%
The effective tax rate of 10% for the third quarter of fiscal 2014 was lower than the estimated annual effective tax rate of 14% primarily as a result of an agreement reached with the Internal Revenue Service on components of our fiscal 2013 tax return, which resulted in the recognition of a tax benefit of $66 million during the third quarter of fiscal 2014, and changes in estimates related to foreign income taxed at rates lower than rates in the United States. The effective tax rates for the third quarter and the first nine months of fiscal 2014 were lower than the effective tax rates for the same periods in fiscal 2013 primarily as a result of increases in foreign income taxed at rates lower than rates in the United States, partially offset by decreases in the United States federal research and development tax credit. The estimated annual effective tax rate for fiscal 2014 reflects the United States federal research and development tax credit generated through December 31, 2013, the date on which the credit expired.
Segment Results
The following should be read in conjunction with the third quarter and first nine months financial results of fiscal 2014 for each reportable segment. See “Notes to Condensed Consolidated Financial Statements, Note 7 - Segment Information.”

(in millions)	QCT	QTL	QSI
Three Months Ended June 29, 2014
Revenues	$4,957	$1,803	$—
EBT (1)	1,116	1,550	(1)
EBT as a % of revenues	23%	86%
Three Months Ended June 30, 2013
Revenues	$4,222	$1,867	$—
EBT	738	1,633	51
EBT as a % of revenues	17%	87%
Nine Months Ended June 29, 2014
Revenues	$13,816	$5,774	$—
EBT	2,762	5,054	(36)
EBT as a % of revenues	20%	88%
Nine Months Ended June 30, 2013
Revenues	$12,258	$5,680	$—
EBT	2,487	4,968	66
EBT as a % of revenues	20%	87%

(1)	Earnings (loss) before taxes.
QCT Segment. The increases in QCT revenues in the third quarter and the first nine months of fiscal 2014 of $735 million and $1.56 billion, respectively, were primarily due to increases in equipment and services revenues. Equipment and services revenues, mostly related to sales of MSM and accompanying RF and PM integrated circuits, were $4.89 billion and $4.16 billion in the third quarter of fiscal 2014 and 2013, respectively, and $13.65 billion and $12.09 billion in the first nine months of fiscal 2014 and 2013, respectively. The increases in equipment and services revenues in the third quarter and the first nine months of fiscal 2014 resulted primarily from increases of $935 million and $1.80 billion, respectively, related to higher MSM and accompanying RF and PM unit shipments and $32 million and $179 million, respectively, related to sales of connectivity products, partially offset by net decreases of $287 million and $521 million, respectively, resulting from lower average selling prices and favorable product mix. Approximately 225 million and 172 million MSM integrated circuits were sold during the third quarter of fiscal 2014 and 2013, respectively, and approximately 625 million and 526 million MSM integrated circuits were sold during the first nine months of fiscal 2014 and 2013, respectively.
QCT EBT as a percentage of revenues in the third quarter of fiscal 2014 increased due to an increase of 17% in QCT revenues relative to a combined increase of 5% in research and development expenses and selling, general and administrative expenses, as well as an increase in gross margin percentage. The increase in QCT gross margin percentage in the third quarter of fiscal 2014 resulted from lower average unit costs, partially offset by lower average selling prices and unfavorable product mix. QCT EBT as a percentage of revenues in the first nine months of fiscal 2014 remained flat as compared to the same period in fiscal 2013. During the first nine months of fiscal 2014, QCT revenues increased 13% relative to a combined increase of 8% in research and development expenses and selling, general and administrative expenses, whereas gross margin percentage decreased as a result of lower average selling prices and unfavorable product mix, partially offset by lower average unit costs.
QCT inventories increased by 4% in the third quarter of fiscal 2014 from $1.14 billion to $1.18 billion.
QTL Segment. The decrease in QTL revenues in the third quarter of fiscal 2014 of $64 million was primarily due to a decrease in revenues per unit, partially offset by an increase in sales of CDMA-based products, including multimode products that also implement OFDMA, by licensees. The decrease in QTL EBT as a percentage of revenues in the third quarter of fiscal 2014 was attributable to a decrease of 3% in revenues relative to an increase of 8% in costs and expenses. The increase in QTL revenues in the first nine months of fiscal 2014 of $94 million was primarily due to an increase in sales of CDMA-based products, including multimode products that also implement OFDMA, by licensees, partially offset by a decrease in revenues per unit. The increase in QTL EBT as a percentage of revenues in the first nine months of fiscal 2014 was attributable to an increase of 2% in revenues relative to an increase of 1% in costs and expenses. QTL revenues and EBT for the third quarter and the first nine months of fiscal 2014 were impacted by units that we believe are being underreported by certain licensees, a dispute with a licensee and sales of certain unlicensed products in China.
QSI Segment. The decrease in QSI EBT in the third quarter of fiscal 2014 of $52 million was primarily due to a decrease of $34 million in net realized gains on investments and the effect of the $22 million gain on the deconsolidation of the BWA subsidiaries in India that was recorded in the third quarter of fiscal 2013. The decrease in QSI EBT in the first nine months of fiscal 2014 of $102 million was primarily due to a decrease of $57 million in net realized gains on investments, an increase of $34 million in impairment losses on investments and the effect of the $22 million gain on deconsolidation.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $32.7 billion at June 29, 2014, an increase of $3.3 billion from September 29, 2013. This increase included $1.1 billion in proceeds from the issuance of common stock under our equity compensation plans and $788 million in net proceeds from the sale of the North and Latin America operations of our Omnitracs division. Our cash, cash equivalents and marketable securities at June 29, 2014 consisted of $6.9 billion held by United States-based entities and $25.8 billion held by foreign entities. Of our cash, cash equivalents and marketable securities at June 29, 2014, $25.5 billion is indefinitely reinvested offshore and would be subject to material tax effects if repatriated. Due to tax considerations, we derive liquidity for operations primarily from domestic cash flow and investments held domestically. Total cash provided by operating activities increased to $7.3 billion during the first nine months of fiscal 2014, compared to $6.3 billion during the first nine months of fiscal 2013.
Accounts receivable decreased 6% during the third quarter of fiscal 2014. Days sales outstanding, on a consolidated basis, were 27 days at June 29, 2014, compared to 31 days at March 30, 2014. The decreases in accounts receivable and the related days sales outstanding were primarily due to the timing of integrated circuit shipments.
During the first nine months of fiscal 2014, we repurchased and retired 44,609,000 shares of our common stock for $3.4 billion, before commissions. On March 4, 2014, the Company announced that it had been authorized to repurchase up to $7.8 billion of the Company’s common stock. At June 29, 2014, approximately $6.5 billion remained available for repurchase under our stock repurchase program, and we currently expect to complete a minimum of $1 billion of stock repurchases during the fourth quarter of fiscal 2014. We continue to evaluate repurchases as a means of returning capital to stockholders, subject to our periodic determinations that repurchases are in the best interests of our stockholders.
We paid cash dividends totaling $706 million, or $0.42 per share, on June 25, 2014. On July 18, 2014, we announced a cash dividend of $0.42 per share on our common stock, payable on September 24, 2014 to stockholders of record as of the close of business on September 3, 2014. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders.
During the first quarter of fiscal 2014, we announced our intention of returning 75% of our free cash flow to stockholders through stock repurchases and dividends over the foreseeable future, where free cash flow is defined as net cash provided by operating activities less capital expenditures. To meet this goal, we expect to use existing cash and marketable securities held by, and cash flow generated from, United States-based entities, and we anticipate that we will supplement this by borrowing additional funds within the next two years. The requirement for and timing of such borrowing is subject to a number of factors, including the cash flow generated by United States-based entities, acquisitions and strategic investments, acceptable interest rates and changes in corporate income tax law, among other factors.
Subject to the foregoing paragraph, we believe our current cash, cash equivalents and marketable securities and our expected cash flow generated from operations will satisfy our working and other capital requirements for at least the next 12 months based on our current business plans. Recent and expected working and other capital requirements also include:

•
Our research and development expenditures were $4.1 billion during the first nine months of fiscal 2014 and $5.0 billion in fiscal 2013, and we expect to continue to invest heavily in research and development for new technologies, applications and services for voice and data communications, primarily in the wireless industry.

•
Cash outflows for capital expenditures were $955 million during the first nine months of fiscal 2014 and $1.0 billion in fiscal 2013. We expect to continue to incur capital expenditures in the future to support our business, including research and development activities. Future capital expenditures may be impacted by transactions that are currently not forecasted.

•
Our purchase obligations for the remainder of fiscal 2014 and for fiscal 2015, some of which relate to research and development activities and capital expenditures, totaled $3.0 billion and $387 million, respectively, at June 29, 2014.

•
We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly, to open new opportunities for our technologies, obtain development resources, grow our patent portfolio or pursue new businesses.

Contractual Obligations/Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).
Additional information regarding our financial commitments at June 29, 2014 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 4 — Income Taxes” and “Note 6 — Commitments and Contingencies.”
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. ASU 2014-09 will be effective for us starting in the first quarter of fiscal 2018. ASU 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the fiscal 2018 opening retained earnings balance. We are in the process of determining the adoption method as well as the effects the adoption of ASU 2014-09 will have on our consolidated financial statements.
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

•
continue to develop brand recognition to effectively compete against better known companies in mobile computing and other consumer driven segments and to deepen our presence in significant emerging geographic regions; and/or

•
create stand-alone value and/or contribute to the success of our existing businesses through investments in new industry segments and/or disruptive technologies, including new display technologies, wireless charging, mobile health, automotive, the connected home and the Internet of Everything, among others.

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
Although we have more than 260 CDMA-based licensees, our QTL segment derives a significant portion of licensing revenues from a limited number of licensees. Moreover, the future growth and success of our core licensing business will depend in part on the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain customer acceptance. We have little or no control over the product development or sales efforts of our licensees, and our licensees might not be successful. Reductions in the average selling prices of wireless devices sold by our major licensees, without a sufficient increase in the volumes of such devices sold, would generally have an adverse effect on our revenues.
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
Although we own a very strong portfolio of issued and pending patents related to GSM, GPRS, EDGE, OFDM, OFDMA, WLAN, MIMO and other technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing revenues as our CDMA licensing program. Many wireless operators are investigating, have selected or have deployed OFDMA-based LTE as their next-generation 4G technology for deployment in existing or future wireless spectrum bands as complementary to their existing CDMA-based networks. While 3G/4G multimode products are generally covered by existing 3G licensing agreements, products that implement 4G and do not implement 3G are generally not covered by existing 3G licensing agreements. Although we believe that our patented technology is essential and useful to implementation of the LTE industry standards and have granted royalty-bearing licenses to more than 110 companies (including LG, Nokia, Samsung, Sony Mobile and ZTE) that have realized that they need a license under our patents to make and sell products implementing 4G standards but not implementing 3G standards, the royalty rates for single mode 4G products are generally lower than our royalty rates for 3G and 3G/4G multimode products, and therefore, we might not achieve the same licensing revenues on such LTE products as on 3G or 3G/4G multimode products. In addition, new connectivity services are emerging that rely on devices that may or may not be used on traditional cellular networks, such as devices used in the connected home or the Internet of Everything. Standards, even de facto standards, that develop as these technologies mature, in particular those that do not include a base level of interoperability, may impact our ability to obtain royalties that are equivalent to those that we receive for 3G products used in cellular communications. Although we believe that our patented technology is essential and useful to the commercialization of such services, the royalties we receive may be lower than those we receive from our current licensing program.
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
We expect that such proposals, interpretations and strategies will continue in the future, and if successful, our business model would be harmed, either by limiting or eliminating our ability to collect royalties on all or a portion of our patent portfolio, limiting our return on investment with respect to new technologies, limiting our ability to seek injunctions against infringers of our standard-essential patents, constraining our ability to make licensing commitments when submitting our technology for inclusion in future standards (which could make our technology less likely to be included in such standards) or forcing us to work outside of SDOs or other industry groups to promote our new technologies, and our results of operations could be negatively impacted. In addition, the legal and other costs associated with asserting or defending our positions have been and continue to be significant. We assume that such challenges, regardless of their merits, will continue into the foreseeable future and may require the investment of substantial management time and financial resources.
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
We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our proprietary information, technologies and processes, including our patent portfolio. Policing unauthorized use of our products, technologies and proprietary information is difficult and time consuming. We cannot be certain that the steps we have taken, or may take in the future, will prevent the misappropriation or unauthorized use of our proprietary information and technologies, particularly in foreign countries where the laws may not protect our proprietary intellectual property rights as fully or as readily as United States laws or where the enforcement of such laws may be lacking or ineffective. Some industry participants who have a vested interest in devaluing patents in general, or standard-essential patents in particular, have mounted attacks on certain patent systems, increasing the likelihood of changes to established patent laws. In the United States, there is continued discussion regarding potential patent law changes. We expect that in the next few years the European Union will adopt a unitary patent system that may broadly impact that region’s patent regime. We cannot predict with certainty the long-term effects of any potential changes. In addition, we cannot be certain that the laws and policies of any country or the practices of any standards bodies, foreign or domestic, with respect to intellectual property enforcement or licensing or the adoption of standards, will not be changed in the future in a way detrimental to our licensing program or to the sale or use of our products or technology. We may have difficulty in certain circumstances in protecting or enforcing our intellectual property rights and/or contracts, including collecting royalties for use of our patent portfolio in particular foreign jurisdictions due to, among others: policies of foreign governments; challenges to our licensing practices under such jurisdictions’ competition laws; adoption of mandatory licensing provisions by foreign jurisdictions (either with controlled/regulated royalties or royalty free); failure of foreign courts to recognize and enforce judgments of contract breach and damages issued by courts in the United States; and/or challenges pending before foreign competition agencies to the pricing and integration of additional features and functionality into our chipset products.
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
Our industry is subject to rapid technological change, and we must make substantial research, development and other investments in new products, services and technologies to compete successfully. Technological innovations generally require significant research and development efforts before they are commercially viable. We intend to continue to make substantial investments in developing new products, services and technologies that we believe can create stand-alone value and/or contribute to the success of our existing businesses. However, it is possible that these initiatives will not be successful and/or will not result in meaningful revenues or generate operating income that meets expectations. While we continue to focus our development efforts primarily in support of 3G CDMA- and 4G OFDMA-based technologies, we innovate across a broad spectrum of opportunities that leverage our existing technical and business expertise to deploy new business models and enter into new industry segments. Our recent investment initiatives relate to, among others, new display technologies, wireless charging technology, small cell technology and the 1000x data challenge, very high speed connectivity, automotive, mobile health, wearable technology and products for the connected home, the digital 6th sense and the Internet of Everything.
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
While we have established alternate suppliers for certain technologies that we consider critical, we rely on sole- or limited-source suppliers for some products, subjecting us to significant risks, including: possible shortages of raw materials or manufacturing capacity; poor product performance; and reduced control over delivery schedules, manufacturing capability and yields, quality assurance, quantity and costs. To the extent we have established alternate suppliers, these suppliers may require significant levels of support to bring complex technologies to production. As a result, we may invest a significant amount of effort and resources and incur higher costs to support and maintain such alternate suppliers. Further, any future consolidation of foundry suppliers could increase our vulnerability to sole- or limited-source arrangements. Our arrangements with our suppliers may oblige us to incur costs to manufacture and test our products that do not decrease at the same rate as decreases in pricing to our customers. Our ability, and that of our suppliers, to develop or maintain leading process technologies, including transitions to smaller geometry process technologies, and to effectively compete with the manufacturing processes and performance of our competitors, could impact our ability to introduce new products and meet customer demand, and could increase our costs (resulting in a possible decrease in margins), as well as subject us to the risk of excess inventories. Our inability to meet customer demand due to sole- or limited-sourcing and/or the additional costs that we incur because of these or other supply constraints or because of the need to support alternate suppliers could negatively impact our business, our revenues and our results of operations.
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
Our business, products and services, and those of our customers and licensees, are subject to various laws and regulations globally, as well as government policies and the specifications of international, national and regional communications standards bodies. The adoption of new laws, regulations or policies, changes in the interpretation of existing laws, regulations or policies, changes in the regulation of our activities by a government or standards body and/or adverse rulings in court, regulatory, administrative or other proceedings relating to such laws, regulations or policies, including, among others, those affecting the use of our technology or products, competitive business practices, licensing practices, protection of intellectual property, trade, foreign investments or loans, spectrum availability and license issuance, adoption of standards, the provision of device subsidies by wireless operators to their customers, taxation, environmental protection or employment, could have an adverse effect on our business. We are currently subject to various governmental investigations and/or proceedings, which are described more fully in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 6 - Commitments and Contingencies.”
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
We engage in acquisitions and strategic transactions and make strategic investments with the goal of maximizing stockholder value. We acquire businesses and other assets, including wireless spectrum, patents and other intangible assets, enter into joint ventures or other strategic transactions and purchase minority equity interests in or make loans to companies that may be private and early-stage. Our strategic activities are generally focused on opening new or expanding opportunities for our technologies and supporting the design and introduction of new products and services for voice and data communications. Many of our acquisitions or strategic investments entail a high degree of risk, and investments may not become liquid for several years after the date of the investment, if at all. Our acquisitions or strategic investments may not generate financial returns or result in increased adoption or continued use of our technologies. In some cases, we may be required to consolidate or record our share of the earnings or losses of companies in which we have acquired ownership interests. In addition, we may record impairment charges related to our acquisitions or strategic investments. Any losses or impairment charges that we incur related to strategic investments or other transactions will have a negative impact on our financial results, and we may continue to incur new or additional losses related to strategic assets or investments that we have not fully impaired or exited.
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
Tax rules may change in a manner that adversely affects our future reported financial results or the way we conduct our business. For example, we consider the operating earnings of certain non-United States subsidiaries to be indefinitely invested outside the United States based on our current needs for those earnings to be reinvested offshore as well as estimates that future domestic cash generated from operations and/or borrowings will be sufficient to meet future domestic cash needs for the foreseeable future. No provision has been made for United States federal and state or foreign taxes that may result from future remittances of the undistributed earnings of these foreign subsidiaries. Our future financial results and liquidity may be adversely affected if tax rules regarding unrepatriated earnings change, if domestic cash needs require us to repatriate foreign earnings, or if the United States international tax rules change as part of comprehensive tax reform or other tax legislation.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2013 Annual Report on Form 10-K. At June 29, 2014, there have been no material changes to the financial market risks described at September 29, 2013. Additionally, we do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

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
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the third quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities during the third quarter of fiscal 2014 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
March 31, 2014 to April 27, 2014	1,274	$80.09	1,274	$7,698
April 28, 2014 to May 25, 2014	10,632	78.98	10,632	6,858
May 26, 2014 to June 29, 2014	5,117	79.73	5,117	6,450
Total	17,023	$79.29	17,023	$6,450

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)
On March 4, 2014, the Company announced that it had been authorized to repurchase up to $7.8 billion of the Company’s common stock. At June 29, 2014, approximately $6.5 billion remained available for repurchase. The stock repurchase program has no expiration date.

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

10.121	Non-Qualified Deferred Compensation Plan amended and restated effective September 29, 2014. (5)
10.122	Form of Non-Employee Director Deferred Stock Unit Grant Notices and Deferred Stock Unit Agreement under the 2006 Long-Term Incentive Plan for non-employee directors residing in Singapore. (5)
10.123
Form of Executive Restricted Stock Unit Grant Notice and Executive Restricted Stock Unit Agreements under the 2006 Long-Term Incentive Plan, which includes a September 29, 2014 to March 29, 2015 performance period. (5)

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

Dated: July 23, 2014