Form 10-K
period 2014-09-28
QUALCOMM INC/DE
filed 2014-11-05
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 30, 2014 was $132,801,562,449, based upon the closing price as reported on the NASDAQ Global Select Market.
The number of shares outstanding of the registrant’s common stock was 1,662,600,946 at November 3, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report.

QUALCOMM INCORPORATED
Form 10-K
For the Fiscal Year Ended September 28, 2014

TRADEMARKS
Qualcomm, Snapdragon, MSM, Adreno, Gobi and Wireless Reach are trademarks of Qualcomm Incorporated, registered in the United States and other countries. Pixtronix is a trademark of Pixtronix, Inc., a subsidiary of Qualcomm Incorporated.
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
PART I
Item 1. Business
We incorporated in 1985 under the laws of the state of California. In 1991, we reincorporated in the state of Delaware. We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Our 52-week fiscal years consist of four equal fiscal quarters of 13 weeks each, and our 53-week fiscal years consist of three 13-week fiscal quarters and one 14-week fiscal quarter. The financial results for our 53-week fiscal years and our 14-week fiscal quarters will not be exactly comparable to our 52-week fiscal years and our 13-week fiscal quarters. Both of the fiscal years ended September 28, 2014 and September 29, 2013 included 52 weeks. The fiscal year ended September 30, 2012 included 53 weeks.
Overview
We continue to lead the development and commercialization of a digital communication technology called CDMA (Code Division Multiple Access), and we own significant intellectual property applicable to products that implement any version of CDMA, including patents, patent applications and trade secrets. The mobile communications industry generally recognizes that a company seeking to develop, manufacture and/or sell products that use CDMA technology will require a patent license from us. CDMA is one of the main technologies currently used in digital wireless communications networks (also known as wireless networks). Based on wireless connections, CDMA and TDMA (Time Division Multiple Access), of which GSM (Global System for Mobile Communications) is the primary commercial form, are the primary digital technologies currently used to transmit a wireless device user’s voice or data over radio waves using a public cellular wireless network.
We also continue our significant role in the development and commercialization of OFDMA (Orthogonal Frequency Division Multiple Access) technology for which we own substantial intellectual property. Sales of multimode CDMA and LTE (which stands for Long Term Evolution and is an OFDMA-based standard for cellular wireless communication applications) wireless devices have grown significantly during the past several years.
We also develop and commercialize several other key technologies used in handsets and tablets that contribute to end-user demand, and we own substantial intellectual property related to these technologies. Some of these were contributed to and are being commercialized as industry standards, such as certain audio and video codecs, the advanced WLAN (wireless local area networks, or Wi-Fi) 802.11 functionality and volatile and non-volatile memory controllers. Other technologies widely used by wireless devices that we have developed are not related to any industry standards, such as operating systems, user interfaces, graphics and camera processing functionality, integrated circuit packaging techniques, sensors and sensor fusion algorithms and application processor architectures.
In addition to licensing portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, we design, manufacture, have manufactured on our behalf and market products and services based on CDMA, OFDMA and other digital communications technologies. Our products principally consist of integrated circuits (also known as chips or chipsets) and system software used in mobile devices and in wireless networks. We also sell other products and services, which include: integrated circuits for use in wired devices, particularly broadband gateway equipment, desktop computers and streaming media players; software products and content enablement services for wireless operators; and products designed for the implementation of small cells.

State of the Mobile Industry
The mobile industry has experienced tremendous growth over the past 20 years, growing from less than 60 million global connections in 1994 (WCIS+, October 2014) to approximately 7 billion global connections in September 2014 (GSMA Intelligence, November 2014). As the largest technology platform in the world, mobile has made peoples’ lives more connected, transforming the way we interact with one another and with the world. The scale and pace of innovation in mobile, especially around connectivity and computing capabilities, is impacting industries beyond wireless.
Extending connectivity. 3G/4G (third generation/fourth generation) multimode mobile broadband technology has been a key driver of the growth of mobile, providing users with fast, reliable, always-on connectivity. As of September 2014, there were approximately 2.8 billion 3G/4G connections globally (CDMA-based, OFDMA-based and CDMA/OFDMA multimode) representing nearly 40% of total mobile connections, and by 2018, 3G/4G connections are projected to surpass 5 billion globally, with approximately three-quarters of this growth occurring in emerging regions (GSMA Intelligence, November 2014).
3G/4G multimode mobile broadband has also emerged as an important platform for extending the reach and potential of the Internet. In 2010, the number of broadband connections using mobile technology surpassed those using fixed technologies, making mobile networks the primary method of access to the Internet for many people around the world. The impact is further amplified in emerging regions, where 3G/4G connections are approximately four times the number of fixed Internet connections (GSMA Intelligence, November 2014 and WBIS, October 2014). Mobile broadband may be the first, and in many cases only, way that people in these regions access the Internet. 3G/4G LTE multimode services are being rolled out in China, which we expect will encourage competition and growth, bring the benefits of 3G/4G LTE multimode to consumers, encourage consumers to replace 2G, or second generation, (GSM) and 3G devices and enable new opportunities for the industry.
Growth in smartphones. Smartphone adoption is growing worldwide, fueled by ultra-fast 3G/4G LTE multimode connectivity, powerful application processors (now delivering speeds over 2 GHz) and advanced multimedia and location aware capabilities. In 2013, nearly 1 billion smartphones shipped globally, representing a year-over-year increase of more than 40%, and shipments of smartphones between 2014 and 2018 are projected to reach over 8 billion (Gartner, September 2014). Much of this growth is happening in emerging regions, where smartphones represented 46% of total handset shipments in 2013 and are expected to reach approximately 89% in 2018 (Gartner, September 2014). Declining costs and the rapid expansion of entry-level smartphones have been and are expected to continue to be key to this growth.
Consumer demand for new types of experiences, combined with the need by mobile operators and device manufacturers to provide differentiated features and services, is driving continued innovation within the smartphone. This innovation is happening across multiple technology dimensions, including connectivity, application processors, camera, audio, video, location, radio frequencies and sensors. As a result, the smartphone has supplanted in many ways the personal computer as the go-to device for email, web browsing, music, gaming, social networking and more. It is also replacing many traditional consumer electronics items due to its advanced capabilities, including digital cameras, video cameras, Global Positioning System (GPS) units and music players.
Meeting data demand. As more smartphones and other connected devices come online, data usage is growing rapidly, putting a tremendous strain on the capacity of mobile networks. To meet the challenge resulting from increased demand for data, mobile operators are looking at a variety of methods to improve the performance and capacity of their networks, including acquiring additional spectrum, using more efficient air-interface technologies (derived from the continued evolution of 3G/4G and Wi-Fi technologies) and leveraging both licensed and unlicensed spectrum. An additional approach is network densification, in which very small, lower-power base stations, known as small cells, are deployed close to the end user to complement the larger “macro” network.
Addressing new opportunities. The mobile industry is leveraging the same technology innovations found in smartphones to extend advanced connectivity and computing capabilities into a broad array of end-devices and access points, which make up the “edge” of the Internet. With billions of connected devices projected to be added over the coming years, enhancing the capabilities of the network will be vital to improving its scalability and performance as it enters this new phase of growth. These enhancements are helping to transform industry segments, including the connected home, tablets, automotive, health care and wearables, as companies leverage mobile connectivity and computing technology to create intelligently connected products and services and reach new customers.
The proliferation of intelligently connected “things” (e.g., consumer electronics, appliances and cars) is enabling new types of user experiences, as smartphones are able to interact with and control more of the things around us. Through the addition of embedded sensors, connected things are able to collect and send data on their environment, providing users with contextually relevant information and further increasing their utility and value. We refer to this as the Internet of Everything.

Wireless Technologies
The growth in the use of wireless devices worldwide, such as smartphones and tablets, and demand for data services and applications requires continuous innovation to further improve the user experience, enable new services and increase network capacity, make use of different frequency bands and enable dense network deployments. To meet these requirements, different wireless communications technologies continue to evolve. For over two decades, we have invested and continue to invest heavily in research and development of many of these cellular wireless communication technologies, including CDMA and OFDMA. As a result, we have developed and acquired (and continue to develop and acquire) significant related intellectual property. This intellectual property has been incorporated into the most widely accepted and deployed wireless communications technology standards, and we have licensed it to wireless device and infrastructure manufacturers (more than 260 licensees, including all leading manufacturers). Most of the cellular wireless technologies can be grouped into three categories.
TDMA-based. TDMA-based technologies are characterized by their access method allowing several users to share the same frequency channel by dividing the signal into different time slots. Most of these systems are classified as 2G technology.
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
According to GSMA Intelligence estimates as of November 3, 2014, there were approximately 4.2 billion GSM connections worldwide, representing approximately 60% of total cellular connections. The transition of wireless devices from 2G to 3G/4G continued around the world with 3G/4G connections up 24% year-over-year.
CDMA-based. CDMA-based technologies are characterized by their access method allowing several users to share the same frequency and time by allocating different orthogonal codes to individual users. Most of the CDMA-based technologies are classified as 3G technology. We lead the development of CDMA-based technologies.
There are a number of variants of CDMA-based technologies deployed around the world, in particular CDMA2000, EV-DO (Evolution Data Optimized), WCDMA (Wideband CDMA) and TD-SCDMA (Time Division-Synchronous CDMA) (deployed exclusively in China). CDMA-based technologies provide vastly improved capacity for voice and low-rate data services as compared to analog technologies and significant improvements over TDMA-based technologies, such as GSM. The following are the CDMA-based technologies and their standards revisions:

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
For simplicity, the releases of these technologies are often combined and given “marketing” or “trade” names that also indicate their benefits. One example is the 3GPP releases: Releases 5 and 6 together are called HSPA (High Speed Packet Access). The releases from 7 to 10 are called HSPA+, indicating that they provide performance improvements over HSPA. We refer to releases 11 and beyond as HSPA+ Advanced, again indicating improvements beyond the ones that HSPA+ offers.
The naming convention also applies to the successive releases of CDMA2000, which are grouped and referred to as CDMA2000 1X, 1X Advanced, as well as to 1xEV-DO successive releases, which are referred to as EV-DO Revision A, Revision B and DO Advanced.
CDMA technologies ushered in a significant increase in broadband data services that continue to grow rapidly. According to GSMA Intelligence estimates as of November 3, 2014, there were approximately 2.4 billion CDMA-based connections worldwide, representing approximately 35% of total cellular connections. As of the fourth quarter of calendar 2014, the first phases of 1X Advanced and DO Advanced, as well as up to the eighth release of HSPA+, were commercially launched.
OFDMA-based. OFDMA-based technologies are characterized by their access method allowing several users to share the same frequency band and time by allocating different subcarriers to individual users. Most of the OFDMA-based technologies are classified as 4G technology. We continue to play a significant role in the development of LTE and LTE Advanced, which are the predominant 4G technologies.
The primary OFDMA-based technology is LTE, which is incorporated in 3GPP specifications starting from release 8. LTE has two modes, FDD (frequency division duplex) and TDD (time division duplex), to support paired and unpaired spectrum, respectively, and is being developed by 3GPP. The principal benefit of LTE is its ability to leverage wide swaths of spectrum (bandwidths of 10 MHz or more). LTE is designed to seamlessly interwork with 3G through 3G/4G multimode devices. Currently, most LTE devices rely on 3G for voice services across the network, as well as for ubiquitous data services outside the LTE coverage area, and on 4G for data services inside the coverage area. To date, LTE’s voice solution, VoLTE (voice over LTE), has been commercially deployed in only a small number of networks.
LTE’s releases are often combined and given “marketing” or “trade” names that also indicate their benefits. The name LTE covers releases 8 and 9. Releases 10 and beyond are referred to as LTE Advanced. According to GSMA Intelligence estimates as of November 3, 2014, there were approximately 360 million global 3G/4G multimode connections worldwide, representing approximately 5% of total cellular connections. Carrier aggregation, one of the significant improvements of LTE Advanced, was commercially launched in June 2013. Along with carrier aggregation, LTE Advanced brings many more enhancements, including advanced antenna techniques and optimization for small cells. LTE Advanced continues to evolve; release 12 is expected to be finalized toward the end of calendar 2014, and the work on release 13 has already started. Apart from improving the performance of existing networks, these releases also bring new enhancements, such as LTE Direct for proximity-based device-to-device discovery, the ability to use LTE Advanced in unlicensed spectrum, improved LTE broadcast through carrier aggregation with LTE Advanced in licensed spectrum and optimizations of machine-type communications. (LTE in unlicensed spectrum can be commercialized in countries such as the United States, China and South Korea with the existing release 10 standard; however, it will need new standards in many other countries.) The evolution of LTE will significantly expand the role of LTE Advanced in the future of communications.
There also have been ongoing efforts to make the interworking between LTE and Wi-Fi more seamless and completely transparent to the users. The seamless interworking will also enable the device to use the best possible link or links depending on conditions of the LTE and Wi-Fi links as the applications run on devices.
Other (Non-cellular) Wireless Technologies. There are other non-cellular wireless technologies that have also been broadly adopted in mobile cellular devices.
Wireless Local Area Networks. Wireless local area networks (WLAN, also known as Wi-Fi) link two or more devices wirelessly and usually provide connectivity through an access point. WLAN systems have been standardized by the Institute of Electrical and Electronics Engineers (IEEE) in the 802.11 family of standards. 802.11ac, which includes advanced features, such as multiple user multiple in/multiple out (MU MIMO) and support for large bandwidths and higher order modulation, primarily targets broadband connectivity for mobile devices, laptops and consumer electronics devices using 5 GHz spectrum. 802.11ad provides multi-gigabit data rates for short range communication, using 60 GHz spectrum. 802.11ah, which is still under development and targets sub-GHz spectrum, is envisioned to be a solution for “connected home” applications that require long battery life. We played a leading role in the development of 802.11ac, 802.11ad and 802.11ah.
Bluetooth. Bluetooth is a wireless personal area network that provides wireless connectivity between devices over short distances ranging from a few centimeters to a few meters. Bluetooth technology provides wireless connectivity to a wide range of fixed or mobile consumer electronics devices. Bluetooth functionalities are standardized by the Bluetooth Special Interest Group in various versions of the specification (from 1.0 to 4.0), which include different functionalities, such as enhanced data rate or low energy (known as Bluetooth Smart).
Location Positioning Technologies. Location positioning technologies have evolved rapidly in the industry over the past few years in order to deliver an enhanced location experience. In the past, satellite navigation systems were predominantly used to provide the accurate location of mobile devices. We were a key developer of the Assisted-GPS (A-GPS) positioning technology used in most cellular handsets today. For uses requiring the best accuracy for E911 services and navigational based services, A-GPS provided a leading-edge solution.
The industry has now evolved to support additional inputs for improving the location experience. We now support multiple constellations, including: GPS, GLONASS (Global Navigation Satellite System) and BeiDou; terrestrial-based positioning using WWAN (Wireless Wide Area Network) and Wi-Fi-based inputs; Wi-Fi RSSI (received signal strength indication) and RTT (round-trip time) signals for indoor location; and third-party sensors combined with GNSS (Global Navigation Satellite System) measurements to provide interim support for location-based services in rural areas and indoors, where other signal inputs may not be available.
Other Significant Technologies used in Cellular and Certain Consumer Electronic Devices and Networks
We have played a leading role in developing many of the other technologies used in cellular and certain consumer electronic devices and networks, including:

•	graphics and display processing functionality;

•
video coding based on H.264 standards, which has already been deployed commercially, and its successor, H.265, or high-efficiency video codec, which will be deployed to support ultra-high definition (4K) video content;

•	audio coding, including for multimedia use and for voice/speech use (also known as Vocoding);

•	camera and camcorder functions;

•	system user and interface features;

•	security and content protection systems;

•	volatile (LP-DDR2, 3, 4) and non-volatile (eMMC) memory and related controllers; and

•	power management systems and batteries.
Operating Segments
We have three reportable segments. We conduct business primarily through two reportable segments, QCT (Qualcomm CDMA Technologies) and QTL (Qualcomm Technology Licensing), and our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments. QSI did not have revenues in any periods presented. Revenues in fiscal 2014, 2013 and 2012 for our reportable segments were as follows (in millions, except percentage data):

	QCT	QTL
2014	$18,665	$7,569
As a percent of total	70%	29%
2013	$16,715	$7,554
As a percent of total	67%	30%
2012	$12,141	$6,327
As a percent of total	63%	33%
QCT Segment. QCT is a leading developer and supplier of integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products. QCT’s integrated circuit products are sold and its system software is licensed to manufacturers that use our products in wireless devices, particularly mobile phones, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, data cards and infrastructure equipment, and in wired devices, particularly broadband gateway equipment, desktop computers and streaming media players. Our Mobile Station Modem (MSM) integrated circuits, which include the Mobile Data Modem, Qualcomm Single Chip and Qualcomm Snapdragon processors, perform the core baseband modem functionality in wireless devices providing voice and data communications, as well as multimedia applications and global positioning functions. In addition, our Snapdragon processors provide advanced application and graphics processing capabilities. Because of our experience in designing and developing CDMA- and OFDMA-based products, we design both the baseband integrated circuit and the supporting system as well, including the RF (Radio Frequency), PM (Power Management) and connectivity devices. This approach enables us to optimize the performance of the wireless device with improved product features and integration with the network system. Our portfolio of RF products includes QFE (Qualcomm Front End) radio front end components that are designed to simplify the RF design for LTE multimode, multiband mobile devices, reduce power consumption and improve radio performance. QCT’s system software enables the other device components to interface with our integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. We also provide support, including reference designs and tools, to enable our customers to reduce the time required to design their products and bring their products to market faster. We plan to add additional features and capabilities to our integrated circuit products to help our customers reduce the cost and size of their products, to simplify our customers’ design processes and to enable more wireless devices and services.
QCT offers a broad portfolio of products, including both wireless device and infrastructure integrated circuits, in support of CDMA2000 1X and 1xEV-DO, as well as the EV-DO Revision A/B evolutions of CDMA 2000 technology. Leveraging our expertise in CDMA, we also develop and offer integrated circuits supporting the WCDMA version of 3G for manufacturers of wireless devices. More than 90 device manufacturers have selected our WCDMA products that support GSM/GPRS, WCDMA, HSDPA (High-Speed Downlink Packet Access), HSUPA (High-Speed Uplink Packet Access) and HSPA+ for their devices. QCT also sells multimode products for the LTE standard, which offer seamless backward compatibility to existing 3G technologies. Our integrated circuit products are included in a broad range of devices, from low-tier, entry-level devices for emerging regions, which may use our Qualcomm Reference Design (QRD) products, to premium-tier devices. In fiscal 2014, QCT shipped approximately 861 million MSM integrated circuits for wireless devices worldwide, compared to approximately 716 million and 590 million in fiscal 2013 and 2012, respectively.
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
Each Snapdragon processor is a highly integrated, mobile optimized system on a chip incorporating our advanced technologies, including a high performance central processing unit (CPU), digital signal processor (DSP), graphics processing unit (GPU) and modem, multimedia subsystems, including high fidelity audio, high-definition video and advanced imaging capabilities, a hardware-based security suite and highly accurate location positioning engines. Our CPU cores are designed to deliver high levels of compute performance at low power, allowing manufacturers to design slim and powerful devices with longer battery life between charges. Our Qualcomm Adreno GPUs are also designed to deliver graphics performance for visually rich 3D gaming and user interfaces. The heterogeneous compute architecture of our Snapdragon processors is designed to ensure that the CPU, DSP and GPU work efficiently together, each being powered up and utilized only when needed, which enhances the processing capacity, speed and efficiency of our Snapdragon processors and the battery life of devices using our processors. Most Snapdragon processors also include our integrated Qualcomm Gobi modem technology for power efficient advanced mobile broadband.
Our wireless products also consist of integrated circuits and system software for WLAN, Bluetooth, frequency modulation (FM) and near field communications as well as technologies that enable location data and services, including GPS, GLONASS and BeiDou. Our WLAN, Bluetooth and FM products have been integrated with the Qualcomm Snapdragon processor devices to provide additional connectivity for mobile phones, tablets and consumer electronics. QCT also offers stand alone WLAN, Bluetooth, Wi-Fi and Ethernet products for mobile devices, consumer electronics, computers, home appliances and other connected devices. Our networking products include Wi-Fi, Powerline and Ethernet chips, network processors and software. These products enable home and business networks to support the growing number of connected devices, digital media, data services and other smart home applications.
QCT utilizes a fabless production model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Integrated circuits are die cut from silicon wafers that have completed the package assembly and test manufacturing processes. The semiconductor package supports the electrical contacts that connect the integrated circuit to a circuit board. Die cut from silicon wafers are the essential components of all of our integrated circuits and a significant portion of the total integrated circuit cost. We employ both turnkey and two-stage manufacturing models to purchase our integrated circuits. Turnkey is when our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing model, we purchase die or wafers from semiconductor manufacturing foundries and contract with separate third-party suppliers for manufacturing services such as wafer bump, probe, assembly and final test.
We rely on independent third-party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits based primarily on our proprietary designs and test programs. Our suppliers also are responsible for the procurement of most of the raw materials used in the production of our integrated circuits. The primary foundry suppliers for our various digital, analog/mixed-signal, RF and PM integrated circuits are Global Foundries Inc., International Business Machines Corporation, Samsung Electronics Co. Ltd., Semiconductor Manufacturing International Corporation, Taiwan Semiconductor Manufacturing Company and United Microelectronics Corporation. The primary semiconductor assembly and test suppliers are Advanced Semiconductor Engineering, Amkor Technology, Siliconware Precision Industries and STATSChipPAC. The majority of our foundry and semiconductor assembly and test suppliers are located in the Asia-Pacific region.
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

QCT’s current competitors include, but are not limited to, companies such as Broadcom, Ericsson, HiSilicon Technologies, Intel, Lantiq, Marvell Technology, Maxim Integrated Products, MediaTek, nVidia, Realtek Semiconductor, Samsung Electronics, Spreadtrum Communications (which is controlled by Tsinghua Unigroup), Texas Instruments and VIA Telecom. QCT also faces competition from products internally developed by our customers, including some of our largest customers, and from some early-stage companies. Our competitors devote significant amounts of their financial, technical and other resources to develop and market competitive products and, in some cases, to develop and adopt competitive digital communication or signal processing technologies, and those efforts may materially and adversely affect us. Although we have attained a significant position in the industry, many of our current and potential competitors may have advantages over us, which include, among others: lower cost structures; better known brand names; ownership and control of manufacturing facilities and greater expertise in manufacturing processes; motivation by our customers in certain circumstances to find alternate suppliers or choose alternate technologies; foreign government support of other technologies or our competitors; more extensive relationships with local distribution and original equipment manufacturer companies in emerging geographic regions (such as China); and/or a more established presence in certain device markets.
QTL Segment. QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA (including LTE) standards and their derivatives. Our licensees manufacture wireless products, such as mobile devices, also known as subscriber units, which include handsets, other consumer devices (e.g., tablets, laptops, e-readers, personal navigation devices), machine-to-machine devices (e.g., telematics devices, meter reading devices) and plug-in end user data modem cards, certain embedded modules for incorporation into end user products, the infrastructure equipment required to establish and operate a network, and equipment to test networks and subscriber units. QTL licensing revenues are comprised of license fees as well as royalties based on worldwide sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of complete licensed products, net of certain permissible deductions (e.g., certain shipping costs, packing costs, VAT, etc.). Revenues generated from royalties are subject to quarterly and annual fluctuations. The vast majority of QTL revenues have been generated through our licensees’ sales of CDMA2000- and WCDMA-based products, such as feature phones and smartphones.
Separate and apart from licensing manufacturers of wireless devices and network equipment, we have entered into certain arrangements with competitors of our QCT segment, such as Broadcom, MediaTek, Texas Instruments and VIA Telecom. A principal purpose of these arrangements is to provide our QCT segment and the counterparties certain freedom of operation with respect to each party’s integrated circuits business. In every case, these agreements expressly reserve the right for QTL to seek royalties from the customers of such integrated circuit suppliers with respect to such suppliers’ customers’ sales of CDMA-, WCDMA- and OFDMA-based wireless devices into which such suppliers’ integrated circuits are incorporated.
We face competition in the development of intellectual property for future generations of digital wireless communications technologies and services. On a worldwide basis, we currently compete primarily with the GSM/GPRS/EDGE digital wireless communications technologies. GSM has been utilized extensively in Europe, much of Asia, other than Japan and South Korea, and certain other countries. To date, GSM has been more widely adopted than CDMA; however, CDMA technologies have been adopted for all 3G wireless systems. Most GSM operators deployed GPRS, a packet data technology, as a 2G bridge technology, and a number of GSM operators deployed EDGE. However, the majority of GSM operators have already augmented their networks with 3G WCDMA and HSPA. According to the Global mobile Suppliers Association (GSA), as of October 2014, more than 330 wireless operators have commercially deployed and other wireless operators have started testing LTE, a multi-carrier transmission technique based on OFDMA technology. According to GSA, more than 530 wireless operators have committed to deploy LTE networks. We have invested in both the acquisition and development of OFDMA technology and intellectual property. Upon the initial deployment of OFDMA-based networks, the products implementing such technologies generally are multimode and implement CDMA-based technologies. The licenses granted under our existing CDMA license agreements generally cover multimode CDMA/OFDMA (3G/4G) devices, and our licensees are obligated to pay royalties under their CDMA license agreements for such devices. Further, over 115 companies (including LG, Microsoft, Samsung, Sony Mobile and ZTE) have royalty-bearing licenses under our patent portfolio for use in single-mode OFDMA products (which do not implement any CDMA-based standards).
Since our founding in 1985, we have focused heavily on technology development and innovation. These efforts have resulted in a leading intellectual property portfolio related to, among other things, wireless technology. We have an extensive portfolio of United States and foreign patents, and we continue to pursue patent applications around the world. Our patents have broad coverage in many countries, including Brazil, China, India, Japan, South Korea, Taiwan and countries in Europe and elsewhere. A substantial portion of our patents and patent applications relate to digital wireless communications technologies, including patents that are essential or may be important to the commercial implementation of CDMA2000, WCDMA (UMTS), TD-SCDMA, TD-CDMA (Time Division CDMA) and OFDMA products. Because all commercially deployed forms of CDMA and their derivatives require the use of our patents, our patent portfolio is the most widely and extensively licensed portfolio in the industry with over 260 licensees. Additionally, we have a substantial patent portfolio related to key technologies used in communications and other devices and/or related services, some of which were developed in industry standards development bodies. These include H.264 video codec technology, the next generation video codec technology (H.265 or high-efficiency video codec), advanced WLAN (802.11ac), volatile (LP-DDR2, 3, 4) and non-volatile (eMMC) memory controllers, operating systems, user interfaces, graphics and camera processing, packaging techniques, sensor and sensor fusion algorithms and application processor architectures. We recently added to our patent portfolio by acquiring patents related to mobile device operating systems (and other/related technologies) from Hewlett Packard, formerly patents of Palm, an early smartphone and personal operating system pioneer. Over the years, a number of companies have challenged our patent position, but at this time, companies in the mobile communications industry generally recognize that any company seeking to develop, manufacture and/or sell subscriber units or infrastructure equipment that use CDMA and/or OFDMA technologies will require a license or other rights to use our patents.
We have licensed or otherwise provided rights to use our patents to hundreds of companies on industry-accepted terms. Unlike some other companies in our industry that hold back certain key technologies, we offer companies substantially our entire patent portfolio for use in cellular subscriber devices and cell site infrastructure equipment. Our strategy to make our patented technologies broadly available has been a catalyst for industry growth, helping to enable a wide range of companies offering a broad array of wireless products and features while increasing the capabilities of and/or driving down average and low-end selling prices for 3G handsets and other wireless devices. By licensing or otherwise providing rights to use our patents to a wide range of equipment manufacturers, encouraging innovative applications, supporting equipment manufacturers with integrated chipset and software products and focusing on improving the efficiency of the airlink for wireless operators, we have helped 3G CDMA evolve and grow, and reduced device pricing, all at a faster pace than the 2G technologies that preceded it (e.g., GSM).
Standards bodies have been informed that we hold patents that might be essential for all 3G standards that are based on CDMA. We have committed to such standards bodies that we will offer to license our essential patents for these CDMA standards on a fair, reasonable and non-discriminatory basis. We have also informed standards bodies that we hold patents that might be essential for certain standards that are based on OFDMA technology (e.g., 802.16e, 802.16m and LTE (including FDD and TDD versions)) and have committed to offer to license our essential patents for these OFDMA standards on a fair, reasonable and non-discriminatory basis. We have made similar commitments with respect to certain other technologies implemented in industry standards.
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
QSI Segment. QSI makes strategic investments that are focused on opening new or expanding opportunities for our technologies and supporting the design and introduction of new products and services (or enhancing existing products or services) for voice and data communications. Many of these strategic investments are in early-stage companies in a variety of industries, including, but not limited to, digital media, e-commerce, energy, healthcare and wearable devices. Investments primarily include non-marketable equity instruments, which generally are recorded using the cost method or the equity method, and convertible debt instruments, which are recorded at fair value. QSI also holds wireless spectrum, which at September 28, 2014, consisted of L-Band spectrum in the United Kingdom. As part of our strategic investment activities, we intend to pursue various exit strategies for each of our QSI investments in the foreseeable future.
Other Businesses. During the first quarter of fiscal 2014, we reassessed our management reporting as a result of the sale of the North and Latin America operations of our Omnitracs division, among other reasons. The Omnitracs division was previously aggregated with three other divisions into the Qualcomm Wireless & Internet (QWI) reportable segment. Starting in fiscal 2014, the QWI segment was eliminated, and the former QWI divisions are included in nonreportable segments.
Nonreportable segments include our QMT (Qualcomm MEMS Technologies), Pixtronix and Small Cells divisions and other wireless technology and service initiatives. QMT plans to license its next generation IMOD (interferometric modulator) display technology and to focus on wearable devices. Pixtronix develops and licenses display technologies based on MEMS (micro-electro-mechanical-systems) structure optimized for portable multimedia devices. Small Cells develops and supplies 3G/LTE and Wi-Fi products designed for implementation of small mobile base stations (known as small cells). Other nonreportable segments develop and offer products and services that include, but are not limited to: software products and content and push-to-talk enablement services to wireless operators; development, other services and related products to U.S. government agencies and their contractors; device-to-device communication, including software for the connected home; data center products; medical device connectivity and related data management; and augmented reality.

Seasonality. Many of our products or intellectual property are incorporated into consumer wireless devices, which are subject to seasonality and other fluctuations in demand. As a result, QCT has tended historically to have stronger sales toward the end of the calendar year as manufacturers prepare for major holiday selling seasons; and because QTL recognizes royalty revenues when royalties are reported by licensees, QTL has tended to record higher royalty revenues in the first calendar quarter when licensees report their sales made during the fourth calendar quarter. We have also experienced fluctuations in revenues due to the timing of conversions and expansions of 3G and 3G/4G networks by wireless operators and the timing of launches of flagship wireless devices that incorporate our products and/or intellectual property. These trends may or may not continue in the future.
Acquisitions. During fiscal 2014, we acquired 11 businesses for total cash consideration of $775 million. In October 2014, we announced that we had reached agreement with CSR plc on the terms of a recommended cash offer to acquire the entire issued and to be issued ordinary share capital of CSR for £9.00 per ordinary share, which values the entire issued and to be issued share capital of CSR at approximately £1.6 billion (approximately $2.5 billion based upon an exchange rate of USD: GBP 1.6057). CSR is an innovator in the development of multifunction semiconductor platforms and technologies for the auto, consumer and voice and music market segments. The acquisition complements our current offerings by adding products, channels and customers in the growth categories of the Internet of Everything and automotive infotainment, accelerating our presence and path to leadership. The acquisition is subject to a number of conditions, including receipt of United States and other regulatory approvals and the approval of CSR’s shareholders. Subject to the satisfaction of these conditions, the acquisition is expected to close by the end of the summer of 2015. We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly, to open new opportunities for our technologies, obtain development resources, grow our patent portfolio and/or pursue new businesses.
Discontinued Operations. On November 25, 2013, we completed our sale of the North and Latin America operations of our Omnitracs division to a U.S.-based private equity firm for cash consideration of $788 million (net of cash sold). As a result, we recorded a gain in discontinued operations of $665 million ($430 million net of income tax expense) during fiscal 2014. The revenues and operating results of the North and Latin America operations of our Omnitracs division, which comprised substantially all of our Omnitracs division, were not presented as discontinued operations in any fiscal period because they were immaterial.
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
Revenue Concentrations, Significant Customers and Geographical Information
Consolidated revenues from international customers and licensees as a percentage of total revenues were 99%, 97% and 95% in fiscal 2014, 2013 and 2012, respectively. During fiscal 2014, 50%, 23% and 11% of our revenues were from customers and licensees based in China (including Hong Kong), South Korea and Taiwan, respectively, compared to 49%, 20% and 11% during fiscal 2013, respectively, and 42%, 22% and 14% during fiscal 2012, respectively. We report revenues from external customers by country based on the location to which our products or services are delivered, which for QCT is generally the country in which our customers manufacture their products, or for licensing revenues, the invoiced addresses of our licensees. As a result, the revenues by country presented herein are not necessarily indicative of either the country in which the devices containing our products and/or intellectual property are ultimately sold to consumers or the country in which the companies that sell the devices are headquartered. For example, China revenues could include revenues related to shipments of integrated circuits to a company that is headquartered in South Korea but that manufactures devices in China, which devices are then sold to consumers in Europe and/or the United States. Additional geographic information is provided in the notes to our consolidated financial statements in this Annual Report in “Notes to Consolidated Financial Statements, Note 8. Segment Information.”

A small number of customers/licensees historically have accounted for a significant portion of our consolidated revenues. In fiscal 2014, 2013 and 2012, revenues from Samsung Electronics and Hon Hai Precision Industry Co., Ltd./Foxconn, its affiliates and other suppliers to Apple Inc. constituted more than 10% of consolidated revenues.

Research and Development
The communications industry is characterized by rapid technological change, requiring a continuous effort to enhance existing products and technologies and to develop new products and technologies. We have significant engineering resources, including engineers with substantial expertise in CDMA, OFDMA and a broad range of other technologies. Using these engineering resources, we expect to continue to invest in research and development in a variety of ways in an effort to extend the demand for our products and services, including continuing the development of CDMA, OFDMA and other technologies, developing alternative technologies for certain specialized applications, participating in the formulation of new voice and data communication standards and technologies and assisting in deploying digital voice and data communications networks around the world. Our research and development team has a demonstrated track record of innovation in voice and data communication technologies and application processor technology, among others. Our research and development expenditures in fiscal 2014, 2013 and 2012 totaled approximately $5.5 billion, $5.0 billion and $3.9 billion, respectively.
We develop, commercialize and actively support 3G CDMA-based technologies, including CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, 1X Advanced, WCDMA, HSDPA, HSUPA and HSPA+, TD-SCDMA, as well as OFDMA-based LTE technologies, products and network operations, to grow our royalty and integrated circuit and related software revenues. We also make acquisitions to meet certain technology needs, to obtain development resources or to pursue new business opportunities.
We make investments to provide our integrated circuit customers with chipsets designed on leading-edge technology nodes that combine multiple technologies for use in consumer devices (e.g., smartphones, tablets, laptops), consumer electronics and other products (e.g., access points and routers, data cards and infrastructure equipment). In addition to 3G and 4G LTE technologies, our chipsets support other wireless and wired connectivity technologies, including WLAN, Bluetooth, Ethernet, GPS, GLONASS, BeiDou and Powerline communication. Our integrated chipsets often include multiple technologies, including advanced multimode modems, application processors and graphics engines, as well as the tools to connect these diverse technologies. We continue to support Android, Windows and other mobile client software environments in our chipsets.
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
We make investments across a broad spectrum of opportunities that leverage our existing technical and business expertise to deploy new business models and enter into new industry segments, such as new display technologies and technologies to address: the growth of mobile data traffic, including products and software designed for the implementation of small cells, which can be used by carriers to extend the capacity of licensed and unlicensed wireless spectrum; the challenge of meeting the increased demand for data; the connected home and the Internet of Everything; data centers; automotive; very high speed connectivity; mobile health; wireless charging; and machine learning, including robotics.
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

Competition
Competition faced by our operating segments is discussed under Operating Segments. Competition in the communications industry throughout the world continues to increase at a rapid pace as consumers, businesses and governments realize the potential of wireless communications products and services. We have facilitated competition in the wireless communications industry by licensing our technologies to, and therefore enabling, a large number of manufacturers. Although we have attained a significant position in the industry, many of our current and potential competitors may have advantages over us, which include, among others: lower cost structures; better known brand names; ownership and control of manufacturing facilities and greater expertise in manufacturing processes; motivation by our customers in certain circumstances to find alternate suppliers or choose alternate technologies; foreign government support of other technologies or our competitors; more extensive relationships with local distribution and original equipment manufacturer companies in emerging geographic regions (such as China); and/or a more established presence in certain device markets. These relationships may affect customers’ decisions to purchase products or license technology from us. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market positions to our detriment.
We expect competition to increase as our current competitors expand their product offerings and introduce new technologies and services in the future and as additional companies compete with our products or services based on 3G, 4G or other technologies. Although we intend to continue to make substantial investments in developing new products and technologies and improving existing products and technologies, our competitors may introduce alternative products, services or technologies that threaten our business. It is also possible that the prices we charge for our products and services may continue to decline as competition continues to intensify.
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

•
Our Workplace. We endeavor to provide a safe and healthy work environment where diversity is embraced and various opportunities for training, growth and advancement are strongly encouraged for all employees.

•	Our Community. We have strategic relationships with a wide range of local organizations and programs that develop and strengthen communities worldwide.

•	Our Environment. We aim to expand our operations while minimizing our carbon footprint, conserving water and reducing waste.

•
Wireless Reach. We invest in strategic projects that foster entrepreneurship, aid in public safety, enhance delivery of health care, enrich teaching and learning and improve environmental sustainability through the use of advanced wireless technologies.

Employees
At September 28, 2014, we employed approximately 31,300 full-time, part-time and temporary employees. During fiscal 2014, the number of employees increased by approximately 300, primarily due to increases in engineering resources, partially offset by decreases in general and administrative resources.
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

Executive Officers
Our executive officers (and their ages at September 28, 2014) are as follows:
Paul E. Jacobs, age 51, has served as Executive Chairman since March 2014. He has served as Chairman of the Board of Directors since March 2009 and as a director since June 2005. He served as Chief Executive Officer from July 2005 to March 2014 and as Group President of Qualcomm Wireless & Internet from July 2001 to June 2005. In addition, he served as Executive Vice President from February 2000 to June 2005. Dr. Jacobs holds a B.S. degree in Electrical Engineering and Computer Science, an M.S. degree in Electrical Engineering and a Ph.D. degree in Electrical Engineering and Computer Science from the University of California, Berkeley.
Steven M. Mollenkopf, age 45, has served as Chief Executive Officer since March 2014 and as a director since December 2013. He served as Chief Executive Officer-elect and President from December 2013 to March 2014. He served as President and Chief Operating Officer from November 2011 to December 2013. In addition, he served as Executive Vice President and Group President from September 2010 to November 2011, as Executive Vice President and President of QCT from August 2008 to September 2010, as Executive Vice President, QCT Product Management from May 2008 to August 2008, as Senior Vice President, Engineering and Product Management from July 2006 to May 2008 and as Vice President, Engineering from April 2002 to July 2006. Mr. Mollenkopf joined Qualcomm in 1994 as an engineer and throughout his tenure at Qualcomm held several other technical and leadership roles. Mr. Mollenkopf holds a B.S. degree in Electrical Engineering from Virginia Tech and an M.S. degree in Electrical Engineering from the University of Michigan.
Derek K. Aberle, age 44, has served as President since March 2014. He served as Executive Vice President and Group President from November 2011 to March 2014, as President of QTL from September 2008 to November 2011 and as Senior Vice President and General Manager of QTL from October 2006 to September 2008. Mr. Aberle joined Qualcomm in December 2000 and prior to October 2006 held positions ranging from Legal Counsel to Vice President and General Manager of QTL. Mr. Aberle holds a B.A. degree in Business Economics from the University of California, Santa Barbara and a J.D. degree from the University of San Diego.
Cristiano R. Amon, age 44, has served as Executive Vice President, Qualcomm Technologies, Inc. (a subsidiary of Qualcomm Incorporated) and Co-President of QCT since October 2012. He served as Senior Vice President, Qualcomm Incorporated and Co-President of QCT from June 2012 to October 2012, as Senior Vice President, QCT Product Management from October 2007 to June 2012 and as Vice President, QCT Product Management from September 2005 to October 2007. Mr. Amon joined Qualcomm in 1995 as an engineer and throughout his tenure at Qualcomm held several other technical and leadership roles. Mr. Amon holds a B.S. degree in Electrical Engineering from UNICAMP, the State University of Campinas, Brazil.
George S. Davis, age 57, has served as Executive Vice President and Chief Financial Officer since March 2013. Prior to joining Qualcomm, Mr. Davis was Chief Financial Officer of Applied Materials, Inc., a provider of manufacturing equipment, services and software to the semiconductor, flat panel display, solar photovoltaic and related industries, from November 2006 to March 2013. Mr. Davis held several other leadership roles at Applied Materials from November 1999 to November 2006. Prior to joining Applied Materials, Mr. Davis served 19 years with Atlantic Richfield Company in a number of finance and other corporate positions. Mr. Davis holds a B.A. degree in Economics and Political Science from Claremont McKenna College and an M.B.A. degree from the University of California, Los Angeles.
Matthew S. Grob, age 48, has served as Executive Vice President, Qualcomm Technologies, Inc. and Chief Technology Officer since October 2012. He served as Executive Vice President, Qualcomm Incorporated and Chief Technology Officer from July 2011 to October 2012 and as Senior Vice President, Engineering from July 2006 to July 2011. Mr. Grob joined Qualcomm in August 1991 as an engineer and throughout his tenure at Qualcomm held several other technical and leadership roles. Mr. Grob holds a B.S. degree in Electrical Engineering from Bradley University and an M.S. degree in Electrical Engineering from Stanford University.
Venkata S.M. “Murthy” Renduchintala, age 49, has served as Executive Vice President, Qualcomm Technologies, Inc. and Co-President of QCT since October 2012. He served as Senior Vice President, Qualcomm Incorporated and Co-President of QCT from June 2012 to October 2012, as Senior Vice President, QCT Engineering from October 2007 to June 2012 and as Vice President, QCT Engineering from April 2004 to October 2007. Dr. Renduchintala holds a B.E. degree in Electrical Engineering, an M.B.A. degree and a Ph.D. degree in Digital Communication from the University of Bradford, United Kingdom.
Donald J. Rosenberg, age 63, has served as Executive Vice President, General Counsel and Corporate Secretary since October 2007. He served as Senior Vice President, General Counsel and Corporate Secretary of Apple Inc. from December 2006 to October 2007. From May 1975 to November 2006, Mr. Rosenberg held numerous positions at IBM Corporation, including Senior Vice President and General Counsel. Mr. Rosenberg holds a B.S. degree in Mathematics from the State University of New York at Stony Brook and a J.D. degree from St. John’s University School of Law.

Daniel L. Sullivan, age 63, has served as Executive Vice President of Human Resources since August 2001. He served as Senior Vice President of Human Resources from February 1996 to July 2001. Dr. Sullivan holds a B.S. degree in Communication from Illinois State University, an M.A. degree in Communication from West Virginia University and a Ph.D. degree in Communication from the University of Nebraska.
James H. Thompson, age 50, has served as Executive Vice President, Engineering for Qualcomm Technologies, Inc. since October 2012. He served as Senior Vice President, Engineering for Qualcomm Incorporated from July 1998 to October 2012. Dr. Thompson joined Qualcomm in 1992 as a senior engineer and throughout his tenure at Qualcomm held several other technical and leadership roles. Dr. Thompson holds B.S., M.S. and Ph.D. degrees in Electrical Engineering from the University of Wisconsin.
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
Risks Related to Our Businesses
Our revenues depend on commercial network deployments, expansions and upgrades of CDMA, OFDMA and other communications technologies, our customers’ and licensees’ sales of products and services based on these technologies and our ability to drive our customers’ demand for our products and services.
We develop, patent and commercialize technology and products based on CDMA, OFDMA and other communications technologies, which are primarily wireless. We depend on our customers, our licensees and operators of wireless networks to use these technologies in their adoption of our products and services into their devices and networks and on the timing of their deployments of new products and services. We also depend on our customers and licensees to develop products and services with value-added features to drive consumer demand for new 3G, 3G/4G multimode and 4G devices, as well as the selling prices for such devices. Further, our rate of revenue growth may depend on third parties incorporating our technology, products and/or services into new device types used in industries beyond traditional cellular communications. Our revenues and/or growth in revenues could be negatively impacted, our business may be harmed and our substantial investments in these technologies may not provide us an adequate return, if:

•	wireless operators and industries beyond traditional cellular communications deploy alternative technologies;

•	wireless operators delay 3G and 3G/4G multimode network deployments, expansions or upgrades and/or delay moving 2G customers to 3G, 3G/4G multimode or 4G wireless devices;

•	LTE, an OFDMA-based 4G wireless technology, is not more widely deployed or further commercial deployment is delayed;

•	government regulators delay making sufficient spectrum available for 3G and/or 3G/4G networks, thereby restricting the expansion of 3G/4G wireless connectivity to keep pace with consumer demand;

•	wireless operators are unable to drive improvements in 3G or 3G/4G multimode network performance and/or capacity;

•
our customers’ and licensees’ revenues and sales of products, particularly premium-tier products, and services using these technologies, do not grow or do not grow as quickly as anticipated, due to, for example, the maturity of smartphone penetration in developed regions (where premium-tier products are common); and/or

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
Our products, services and technologies face significant competition, and the revenues they generate and/or the timing of such revenues, which depend on deployments and/or actions by others, may not meet expectations. We expect competition to increase as our current competitors expand their product offerings and as new opportunities develop, putting continued pressure on the pricing of our products and services. Competition in wireless communications is affected by various factors that include, among others: device manufacturer concentrations; growth in emerging geographic regions; government intervention; evolving industry standards and business models; evolving methods of transmission of voice and data communications; increasing data traffic and densification of wireless networks; convergence of transmission platforms (including Wi-Fi and small cell infrastructures), which is also described as the consolidation of access points at the edge of the Internet; networking and connectivity trends (including cloud services); evolving nature of computing (including demand for always on, always connected capabilities); the speed of technological change (including the transition to smaller geometry process technologies); value-added features that drive selling prices as well as consumer demand for new 3G, 3G/4G multimode and 4G devices; turnkey, integrated products that incorporate hardware, software, user interface, applications and reference designs; rapid growth in mobile data consumption; scalability; and the ability of the system technology to meet customers’ immediate and future network requirements. We anticipate that additional competitors will introduce products as a result of growth opportunities in wireless communications, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in certain segments of the industry.
Our future success will depend on, among other factors, our ability to:

•
develop innovative, differentiated integrated circuit products and technologies across multiple products and features (e.g., modem, radio frequency front end, central, graphics and/or other processors and connectivity) and with smaller geometry process technologies;

•
develop and offer integrated circuit products at competitive cost and price points to effectively cover both emerging and developed geographic regions and multiple device tiers (e.g., premium- and low-tier smartphones);

•
continue to drive the adoption of our integrated circuit products into the most popular device models and across a broad spectrum of devices, such as smartphones, tablets and other connected devices, and infrastructure products;

•
maintain and/or accelerate demand for our integrated circuit products at the premium device tier, while increasing the adoption of our products in low-tier devices and in the turnkey product channel, in part by strengthening our integrated circuit product roadmap for, and developing channel relationships in, emerging geographic regions, such as China and India, and by providing turnkey products, which incorporate our integrated circuits, for low- and mid-tier smartphones and tablets;

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

•
be a preferred partner (and sustain preferred relationships) providing integrated circuit products that support multiple operating system and infrastructure platforms to industry participants that effectively commercialize new devices using these platforms;

•	increase and/or accelerate demand for our wired and wireless connectivity products, including networking products for consumers, carriers and enterprise equipment and connected devices;

•
become a leading supplier of small cell modems (which enable inexpensive cell sites deployed by users to connect to traditional cellular networks through wired internet connections) and products that enable Wi-Fi access to support significant network capacity expansion that will be needed to meet anticipated growth in mobile data traffic;

•
identify potential acquisition targets that will grow or sustain our business or address strategic needs, reach agreement on terms acceptable to us and effectively integrate these new businesses and/or technologies;

•
create stand-alone value and/or contribute to the success of our existing businesses through acquisitions and other investments (and/or by developing customer, licensee and/or vendor relationships) in new industry segments and/or disruptive technologies, products and/or services (such as the connected home and the Internet of Everything, automotive products, new display technologies, mobile health, machine learning, including robotics and wireless charging, among others; and/or

•
continue to develop brand recognition to effectively compete against better known companies in mobile computing and other consumer driven segments and to deepen our presence in significant emerging geographic regions.

Competition in any or all product tiers, customer concentration and/or growth in sales of low-tier products, particularly relative to premium-tier products, may reduce average selling prices for our chipset products and the products of our customers and licensees. Certain of these dynamics are particularly pronounced in emerging geographic regions (e.g. China). Reductions in the average selling prices of our chipset products, without a corresponding increase in volumes, would negatively impact our revenues, and without corresponding decreases in average unit costs, would negatively impact our margins. In addition, reductions in the average selling prices of our licensees’ products, unless offset by an increase in volumes, would generally decrease total royalties payable to us, negatively impacting our licensing revenues.
Companies that promote standards that are neither CDMA- nor OFDMA-based (e.g., GSM, Wi-Fi) as well as companies that design integrated circuits based on CDMA, OFDMA or their derivatives are generally competitors or potential competitors. Examples (some of which are strategic partners of ours in other areas) include Broadcom, Ericsson, HiSilicon Technologies, Intel, Lantiq, Marvell Technology, Maxim Integrated Products, MediaTek, nVidia, Realtek Semiconductor, Samsung Electronics, Spreadtrum Communications (which is controlled by Tsinghua Unigroup), Texas Instruments and VIA Telecom. Some of these current and potential competitors have advantages over us that include, among others: lower cost structures; better known brand names; ownership and control of manufacturing facilities and greater expertise in manufacturing processes; motivation by our customers in certain circumstances to find alternate suppliers or chose alternative technologies; foreign government support of other technologies or competitors; more extensive relationships with local distribution companies and original equipment manufacturers in emerging geographic regions (such as China); and/or a more established presence in certain device markets.
Certain of our software and our suppliers’ software may contain or may be derived from “open source” software, and we have seen, and believe we will continue to see, an increase in customers requesting that we develop products, including software associated with our integrated circuit products, that incorporate open source software elements and operate in an open source environment, which, under certain open source licenses, may offer accessibility to a portion of a product’s source code and may expose related intellectual property to adverse licensing conditions. Licensing of such software may impose certain obligations on us if we were to distribute derivative works of the open source software. For example, these obligations may require us to make source code for the derivative works available to our customers in a manner that allows them to make such source code available to their customers, or license such derivative works under a particular type of license that is different than what we customarily use to license our software. Developing open source products, while adequately protecting the intellectual property rights upon which our licensing business depends, may prove burdensome and time-consuming under certain circumstances, thereby placing us at a competitive disadvantage. Also, our use and our customers’ use of open source software may subject our products and our customers’ products to governmental scrutiny and delays in product certification, which could cause customers to view our products as less desirable than our competitors’ products. While we believe we have taken appropriate steps and employ adequate controls to protect our intellectual property rights, our use of open source software presents risks that could have an adverse effect on these rights and on our business.
We derive a significant portion of our consolidated revenues from a small number of customers and licensees. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuates, our operating results could be negatively affected.
Our QCT segment derives a significant portion of revenues from a small number of customers, and we expect this trend to continue in the foreseeable future. Our industry is experiencing and may continue to experience an increasing concentration of device share among a few companies contributing to this trend. In addition, one of our integrated circuit competitors is part of a conglomerate that includes one of our largest integrated circuit customers. The loss of any one of our significant customers, a reduction in the purchases of our products by such customers or cancelation of significant purchases from any of these customers would reduce our revenues and could harm our ability to achieve or sustain expected operating results, and a delay of significant purchases, even if only temporary, would reduce our revenues in the period of the delay. Further, concentration of device share among a few companies, and the corresponding purchasing power of these companies, may result in lower prices for our products which, if not accompanied by a sufficient increase in the volume of purchases of our products, could have an adverse effect on our revenues and margins. In addition, the timing and size of purchases by our significant customers may be impacted by the timing of such customers’ new or next generation product introductions, over which we have little or no control, and the timing of such introductions may cause our operating results to fluctuate. Accordingly, if current industry dynamics and concentrations continue, our QCT segment’s revenues will continue to depend largely upon, and be impacted by, future purchases and the timing and size of any such future purchases by these significant customers.
Further, companies that develop HLOS for devices, including leading technology companies, have entered the device market. If we fail to effectively partner or continue partnering with these companies, or with their partners or customers, they may decide not to purchase (either directly or through their contract manufacturers), or to reduce or discontinue their purchases of, our integrated circuit products.
In addition, there has been and continues to be litigation among certain of our customers and other industry participants, and the potential outcomes of such litigation, including but not limited to injunctions against devices that incorporate our products and/or intellectual property or rulings on certain patent law or patent licensing issues that create new legal precedent, could impact our business, particularly if such action impacts one of our larger customers.
Although we have more than 260 CDMA-based licensees, our QTL segment derives a significant portion of licensing revenues from a limited number of licensees. In the event that one or more of our significant licensees fail to meet their reporting and/or payment requirements or we are unable to renew one or more of such license agreements, our revenues, operating results and cash flows would be adversely impacted. Moreover, the future growth and success of our core licensing business will depend in part on the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain customer acceptance. We have little or no control over the product development, sales efforts or pricing of products by our licensees, and our licensees might not be successful. Reductions in the average selling prices of wireless devices sold by our major licensees, without a sufficient increase in the volumes of such devices sold, would generally have an adverse effect on our licensing revenues.
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
Although we own a very strong portfolio of issued and pending patents related to GSM, GPRS, EDGE, OFDM, OFDMA, WLAN, MIMO and other technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing revenues as our CDMA licensing program. Many wireless operators are investigating, have selected or have deployed OFDMA-based LTE as their next-generation 4G technology in existing (or future if not yet deployed) wireless spectrum bands as complementary to their existing CDMA-based networks. While 3G/4G multimode products are generally covered by our existing 3G licensing agreements, products that implement 4G that do not also implement 3G are generally not covered by these agreements. Although we believe that our patented technology is essential and useful to implementation of the LTE industry standards and have granted royalty-bearing licenses to more than 115 companies (including LG, Microsoft, Samsung, Sony Mobile and ZTE) that have realized that they need a license under our patents to make and sell products implementing 4G standards but not implementing 3G standards, it may be difficult to agree on material terms and/or conditions of new license agreements that are acceptable to us with companies that are currently unlicensed, particularly in China. Further, the royalty rates for single mode 4G products are generally lower than our royalty rates for 3G and 3G/4G multimode products, and therefore, we might not achieve the same licensing revenues on such LTE products as on 3G and 3G/4G multimode products. In addition, new connectivity and other services are emerging that rely on devices that may or may not be used on traditional cellular networks, such as devices used in the connected home or the Internet of Everything. We also seek to diversify and broaden our technology licensing programs to new industry segments in which we can leverage our technology leadership, such as wireless charging, display and other technologies. Standards, even de facto standards, that develop as these technologies mature, in particular those that do not include a base level of interoperability, may impact our ability to obtain royalties that are equivalent to those that we receive for 3G and 3G/4G multimode products used in cellular communications. Although we believe that our patented technology is essential and useful to the commercialization of such services, the royalties we receive may be lower than those we receive from our current licensing program.
Over the long-term, we need to continue to evolve our patent portfolio. If we do not maintain a strong portfolio that is applicable to current and/or future products and/or services, our future licensing revenues could be negatively impacted.
The licenses granted to and from us under a number of our license agreements include only patents that are either filed or issued prior to a certain date and, in a small number of agreements, royalties are payable on those patents for a specified time period. As a result, there are agreements with some licensees where later patents are not licensed by or to us and/or royalties are not owed to us under such license agreements after the specified time period. In order to license or to obtain a license to such later patents, or to receive royalties after the specified time period, we will need to extend or modify such license agreements or enter into new license agreements with such licensees. We might not be able to modify those license agreements, or enter into new license agreements, in the future without affecting the material terms and conditions of our license agreements with such licensees, and such modifications or new agreements may negatively impact our revenues. If there is a delay in renewing a license agreement prior to its expiration, there would be a delay in our ability to recognize revenues related to that licensee’s product sales. Further, if we are unable to reach agreement on such modifications or new agreements, it could result in patent infringement litigation with such companies.
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
From time to time, companies initiate various strategies to attempt to renegotiate, mitigate and/or eliminate their need to pay royalties to us for the use of our intellectual property. These strategies have included: (i) litigation, often alleging infringement of patents held by such companies, patent misuse, patent exhaustion, patent invalidity and/or unenforceability of our patents and/or licenses, or some form of unfair competition; (ii) taking positions contrary to our understanding of their contracts with us; (iii) appeals to governmental authorities; (iv) collective action, including working with wireless operators, standards bodies, other like-minded companies and other organizations, on both formal and informal bases, to adopt intellectual property policies and practices that could have the effect of limiting returns on intellectual property innovations; (v) lobbying governmental regulators and elected officials for the purpose of seeking the imposition of some form of compulsory licensing and/or to weaken a patent holder’s ability to enforce its rights or obtain a fair return for such rights; and (vi) licensees using various strategies in attempts to shift their royalty obligation to their suppliers. In addition, particularly in China, certain licensees have disputed or underreported royalties owed to us under their license agreements with us, and certain companies have yet to enter into or delayed entering into license agreements with us for their use of our intellectual property, and such licensees and/or companies may continue to do so in the future.
We are currently subject to litigation and various governmental investigations and/or proceedings, some of which may arise out of the strategies described above. Certain legal matters are described more fully in the notes to our consolidated financial statements. See “Notes to Consolidated Financial Statements, Note 7 - Commitments and Contingencies.” The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. Depending on the type of matter, various remedies that could result from an unfavorable resolution include, among others, injunctions, monetary damages or fines or other orders to pay money and the issuance of orders to cease certain conduct and/or modify our business practices.
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
Further, some companies or entities have proposed significant changes to existing intellectual property policies for implementation by SDOs and other industry organizations with the goal of significantly devaluing standard-essential patents. For example, some have put forth proposals which would require a maximum aggregate intellectual property royalty rate for the use of all standard-essential patents owned by all of the member companies to be applied to the selling price of any product implementing the relevant standard. They have further proposed that such maximum aggregate royalty rate be apportioned to each member company with standard-essential patents based upon the number of standard-essential patents held by such company. Others have proposed that injunctions not be an available remedy for infringement of standard-essential patents and/or have made proposals that could severely limit damage awards and other remedies by courts for patent infringement (e.g., by severely limiting the base upon which the royalty percentage may be applied). A number of these strategies are purportedly based on interpretations of the policies of certain SDOs concerning the licensing of patents that are or may be essential to industry standards and on our (and/or other companies’) alleged failure to abide by these policies.
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
We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements, international treaties and other methods, to protect our proprietary information, technologies and processes, including our patent portfolio. Policing unauthorized use of our products, technologies and proprietary information is difficult and time consuming. We cannot be certain that the steps we have taken, or may take in the future, will prevent the misappropriation or unauthorized use of our proprietary information and technologies, particularly in foreign countries where the laws may not protect our proprietary intellectual property rights as fully or as readily as United States laws or where the enforcement of such laws may be lacking or ineffective. Some industry participants who have a vested interest in devaluing patents in general, or standard-essential patents in particular, have mounted attacks on certain patent systems, increasing the likelihood of changes to established patent laws. In the United States, there is continued discussion regarding potential patent law changes. The laws in certain foreign countries in which our products are or may be manufactured or sold, including certain countries in Asia, may not protect our intellectual property rights to the same extent as the laws in the United States. We expect that in the next few years the European Union will adopt a unitary patent system that may broadly impact that region’s patent regime. We cannot predict with certainty the long-term effects of any potential changes. In addition, we cannot be certain that the laws and policies of any country or the practices of any standards bodies, foreign or domestic, with respect to intellectual property enforcement or licensing or the adoption of standards, will not be changed in the future in a way detrimental to our licensing program or to the sale or use of our products or technology.
We have had and may in the future have difficulty in certain circumstances in protecting or enforcing our intellectual property rights and/or contracts, including collecting royalties for use of our patent portfolio in particular foreign jurisdictions due to, among others: policies of foreign governments; challenges to our licensing practices under such jurisdictions’ competition laws; adoption of mandatory licensing provisions by foreign jurisdictions (either with controlled/regulated royalties or royalty free); failure of foreign courts to recognize and enforce judgments of contract breach and damages issued by courts in the United States; and/or challenges pending before foreign competition agencies to the pricing and integration of additional features and functionality into our chipset products. Although our license agreements provide us with the right to audit the books and records of licensees, audits can be expensive, time consuming, incomplete and subject to dispute. Particularly in China, certain licensees have disputed or underreported royalties owed to us under their license agreements with us, and certain companies have yet to enter into or delayed entering into license agreements for their use of our intellectual property, and such licensees and/or companies may continue to do so in the future.
We may need to litigate in the United States or elsewhere in the world to enforce our contract and/or intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. As a result of any such litigation, we could lose our ability to enforce one or more patents, portions of our license agreements could be determined to be invalid or unenforceable and/or we could incur substantial unexpected operating costs. Any action we take to enforce our contract or intellectual property rights could be costly and could absorb significant management time and attention, which, in turn, could negatively impact our operating results. Further, even a positive resolution to our enforcement efforts may take time to conclude, which may reduce our revenues in the period prior to conclusion.
We are subject to government regulations and policies. Our business may suffer as a result of new or changed laws, regulations or policies, our failure or inability to comply with laws, regulations or policies or adverse rulings in enforcement or other proceedings.
Our business, products and services, and those of our customers and licensees, are subject to various laws and regulations globally, as well as government policies and the specifications of international, national and regional communications standards bodies. The adoption of new laws, regulations or policies, changes in the interpretation of existing laws, regulations or policies, changes in the regulation of our activities by a government or standards body and/or adverse rulings in court, regulatory, administrative or other proceedings relating to such laws, regulations or policies, including, among others, those affecting licensing practices, competitive business practices, the use of our technology or products, protection of intellectual property, trade, foreign investments or loans, spectrum availability and license issuance, adoption of standards, the provision of device subsidies by wireless operators to their customers, taxation, environmental protection or employment, could have an adverse effect on our business.
We are currently subject to various governmental investigations and/or proceedings, and certain matters are described more fully in the notes to our consolidated financial statements. See “Notes to Consolidated Financial Statements, Note 7 - Commitments and Contingencies.” The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. Depending on the type of matter, various remedies that could result from an unfavorable resolution include, among others, injunctions, monetary damages or fines or other orders to pay money, and the issuance of orders to cease certain conduct and/or modify our business practices.
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
Regulations in the United States require that we determine whether certain materials used in our products, referred to as conflict minerals, originated in the Democratic Republic of the Congo or an adjoining country, or were from recycled or scrap sources. The verification and reporting requirements, in addition to customer demands for conflict free sourcing, impose additional costs on us and on our suppliers, and may limit the sources or increase the prices of materials used in our products.

Further, if we are unable to determine that our products are “conflict free,” we may face challenges with our customers that place us at a competitive disadvantage, and our reputation may be harmed. Laws, regulations and standards relating to corporate governance, business conduct, public disclosure and health care are complex and changing and may create uncertainty regarding compliance. Laws, regulations and standards are subject to varying interpretations in many cases, and their application in practice may evolve over time. As a result, our efforts to comply may fail, particularly if there is ambiguity as to how they should be applied in practice. New laws, regulations and standards or evolving interpretations of legal requirements may cause us to incur higher costs as we revise current practices, policies and/or procedures and may divert management time and attention to compliance activities.
Our research, development and other investments in new technologies, products and services may not generate operating income or contribute to future operating results that meet our expectations.
Our industry is subject to rapid technological change, evolving industry standards and frequent new product introductions, and we must make substantial research, development and other investments, such as acquisitions, in new products, services and technologies to compete successfully. Technological innovations generally require significant research and development efforts before they are commercially viable. We intend to continue to make substantial investments in developing new products, services and technologies that we believe can create stand-alone value and/or contribute to the success of our existing businesses. However, it is possible that these initiatives will not be successful and/or will not result in meaningful revenues or generate operating income that meets expectations. While we continue to focus our development efforts primarily in support of 3G CDMA- and 4G OFDMA-based technologies, we innovate across a broad spectrum of opportunities to deploy new business models and enter into new industry segments by leveraging our existing technical and business expertise and/or through acquisitions. Our recent investment initiatives relate to, among others, networking, mobile computing, small cell technology and addressing the challenge of meeting the increased demand for data; products for the connected home and the Internet of Everything; automotive; very high speed connectivity; new display technologies; data centers; mobile health; wireless charging; and machine learning, including robotics.
Our research, development and other investments in new technologies, products or services may not succeed due to, among others: improvements in alternate technologies in ways that reduce the advantages we anticipate from our investments; competitors’ products or services being more cost effective, having more capabilities or fewer limitations or being brought to market faster than our new products and services; and competitors having longer operating histories in industry segments that are new to us. We may also underestimate the costs of or overestimate the future operating income and/or margins that could result from these investments; and these investments may not, or may take many years to, generate material returns. If our new technologies, products or services are not successful, or are not successful in the time frame we anticipate, we may incur significant costs and/or asset impairments, our business may not grow as anticipated, our revenues and/or margins may be negatively impacted and/or our reputation may be harmed.
Claims by other companies that we infringe their intellectual property could adversely affect our business.
From time to time, companies have asserted, and may again assert, patent, copyright and other intellectual property rights against our products or products using our technologies or other technologies used in our industry. These claims have resulted and may again result in our involvement in litigation. We may not prevail in such litigation given, among other factors, the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products or services were found to infringe on another company’s intellectual property rights, we could be subject to an injunction or be required to redesign our products or services, which could be costly, or to license such rights and/or pay damages or other compensation to such other company. If we are unable to redesign our products or services, license such intellectual property rights used in our products or services or otherwise distribute our products through a licensed supplier, we could be prohibited from making and selling such products or providing such services. In any potential dispute involving other companies’ patents or other intellectual property, our chipset foundries, semiconductor assembly and test providers and customers could also become the targets of litigation. We are contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent infringement by products or services sold or provided by us. Reimbursements under indemnification arrangements could have an adverse effect on our results of operations. Furthermore, any such litigation could severely disrupt the supply of our products and the businesses of our chipset customers and their customers, which in turn could hurt our relationships with them and could result in a decline in our chipset sales and/or reductions in our licensees’ sales, causing a corresponding decline in our chipset and/or licensing revenues. Any claims, regardless of their merit, could be time consuming to address, result in costly litigation, divert the efforts of our technical and management personnel or cause product release or shipment delays, any of which could have an adverse effect on our operating results.
We expect that we may continue to be involved in litigation and may have to appear in front of administrative bodies (such as the United States International Trade Commission) to defend against patent assertions against our products by companies, some of whom are attempting to gain competitive advantage or leverage in licensing negotiations. We may not be successful in such proceedings, and if we are not, the range of possible outcomes is very broad and may include, for example, monetary damages, royalty payments and/or an injunction on the sale of certain of our integrated circuit products (and on the sale of our customers’ devices using such products). Any imposition of royalty payments might make purchases of our products less economical for our customers and could have an adverse effect on our operating results. A negative outcome in any such proceeding could severely disrupt the business of our chipset customers and their wireless operator customers, which in turn could harm our relationships with them and could result in a decline in our share of worldwide chipset sales and/or a reduction in our licensees’ sales to wireless operators, causing corresponding declines in our chipset and/or licensing revenues.
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
We engage in acquisitions and strategic transactions and make strategic investments, which are important to our business strategy, with the goal of maximizing stockholder value. We acquire businesses and other assets, including patents, technology, wireless spectrum and other intangible assets, enter into joint ventures or other strategic transactions and purchase minority equity interests in or make loans to companies that may be private and early-stage. Our strategic activities are generally focused on opening new or expanding opportunities for our technologies and supporting the design and introduction of new products and services (or enhancing existing products or services) for voice and data communications. Many of our acquisitions or strategic investments entail a high degree of risk and require the use of domestic and/or foreign capital, and investments may not become liquid for several years after the date of the investment, if at all. Our acquisitions or strategic investments may not generate financial returns or result in increased adoption or continued use of our technologies, products or services. In some cases, we may be required to consolidate or record our share of the earnings or losses of companies in which we have acquired ownership interests. In addition, we may record impairment charges related to our acquisitions or strategic investments. Any losses or impairment charges that we incur related to strategic investments or other transactions will have a negative impact on our financial results, and we may continue to incur new or additional losses related to strategic assets or investments that we have not fully impaired or exited.
Achieving the anticipated benefits of business acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, including, among others: retaining key employees; successfully integrating new employees, business systems and technology; retaining customers and suppliers of the acquired business; consolidating research and development and/or supply operations; minimizing the diversion of management’s attention from ongoing business matters; and consolidating corporate and administrative infrastructures. We may not derive any commercial value from acquired technologies or products or from future technologies or products based on the acquired technologies, and we may be subject to liabilities that are not covered by indemnification protection that we may obtain, or we may become subject to litigation. Additionally, we may not be successful in expanding into geographic regions and/or categories of products served by or adjacent to an acquired business or in addressing potential new opportunities that may arise out of the combination. In part due to our inexperience with technologies and/or products of and/or geographic regions served by acquired businesses, we may underestimate the costs and/or overestimate the benefits, including product and other synergies and growth opportunities that we expect to realize, and we may not achieve them. If we do not achieve the anticipated benefits of business acquisitions, our results of operations may be adversely affected, and we may not enhance stockholder value by engaging in these transactions.
We depend on a limited number of third-party suppliers for the procurement, manufacture and testing of our products. If we fail to execute supply strategies that provide supply assurance, technology leadership and low cost, our operating results and our business may be harmed.
Our QCT segment purchases wafers, die and fully-assembled and tested integrated circuits from third-party semiconductor manufacturing foundries, primarily located in Asia. We also contract with third-party suppliers for assembly, test and other services related to the manufacture of our products. The following could have an adverse effect on our ability to meet customer demands and/or negatively impact our revenues, business operations, profitability and/or cash flows:

•	a reduction, interruption, delay or limitation in our product supply sources;

•	a failure by our suppliers to procure raw materials or to provide or allocate adequate manufacturing or test capacity for our products;

•	our suppliers’ inability to react to shifts in product demand or an increase in raw material or component prices;

•	the loss of a supplier or the inability of a supplier to meet performance or quality specifications or delivery schedules; and/or

•	additional expense and/or production delays as a result of qualifying a new supplier and commencing volume production or testing in the event of a loss of or a decision to add or change a supplier.
While we have established alternate suppliers for certain technologies that we consider critical, we rely on sole- or limited-source suppliers for some products, subjecting us to significant risks, including: possible shortages of raw materials or manufacturing capacity; poor product performance; and reduced control over delivery schedules, manufacturing capability and yields, quality assurance, quantity and costs. To the extent we have established alternate suppliers, these suppliers may require significant levels of support to bring complex technologies to production. As a result, we may invest a significant amount of effort and resources and incur higher costs to support and maintain such alternate suppliers. Further, any future consolidation of foundry suppliers could increase our vulnerability to sole- or limited-source arrangements. Our arrangements with our suppliers may obligate us to incur costs to manufacture and test our products that do not decrease at the same rate as decreases in pricing to our customers. Our ability, and that of our suppliers, to develop or maintain leading process technologies, including transitions to smaller geometry process technologies, and to effectively compete with the manufacturing processes and performance of our competitors, could impact our ability to introduce new products and meet customer demand, could increase our costs (possibly decreasing our margins) and could subject us to the risk of excess inventories. Our inability to meet customer demand due to sole- or limited-sourcing and/or the additional costs that we incur because of these or other supply constraints or because of the need to support alternate suppliers could negatively impact our business, our revenues and our results of operations.
Although we have long-term contracts with our suppliers, many of these contracts do not provide for long-term capacity commitments. To the extent that we do not have firm commitments from our suppliers over a specific time period, or for any specific quantity, our suppliers may allocate, and in the past have allocated, capacity to the production and testing of products for their other customers while reducing or limiting capacity to manufacture or test our products. Accordingly, capacity for our products may not be available when we need it or at reasonable prices. To the extent we do obtain long-term capacity commitments, we may incur additional costs related to those commitments and/or make non-refundable payments for capacity commitments that are not used.
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
Our stock price and earnings have fluctuated in the past and are likely to fluctuate in the future. Factors that may have a significant impact on the market price of our stock and/or earnings include those identified throughout this “Risk Factors” section, volatility of the stock market in general and technology-based companies in particular, announcements concerning us, our suppliers, our competitors or our customers and variations between our actual results and expectations of securities analysts, among others. Further, increased volatility in the financial markets and/or overall economic conditions may reduce the amounts that we realize in the future on our cash equivalents and/or marketable securities and may reduce our earnings as a result of any impairment charges that we record to reduce recorded values of marketable securities to their fair values.
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
Our future success depends largely upon the continued service of our executive officers and other key management and technical personnel and on our ability to continue to identify, attract, retain and motivate them. Implementing our business strategy requires specialized engineering and other talent, as our revenues are highly dependent on technological and product innovations. The market for employees in our industry is extremely competitive. Further, existing immigration laws make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the United States, making the pool of available talent even smaller. We continue to anticipate increases in human resource needs, particularly in engineering. If we are unable to attract and retain qualified employees, our business may be harmed.
Global economic conditions that impact the mobile communications industry could negatively affect the demand for our products and services and our customers’ or licensees’ products and services, which may negatively affect our revenues.

A decline in global economic conditions or a slow-down in economic growth, particularly in geographic regions with high concentrations of wireless voice and data users, could have adverse, wide-ranging effects on demand for our products and for the products and services of our customers or licensees, particularly equipment manufacturers or others in the wireless communications industry who buy their products, such as wireless operators. Any prolonged economic downturn may result in a decrease in demand for our products or technologies; the insolvency of key suppliers; delays in reporting and/or payments from our licensees and/or customers; failures by counterparties; and negative effects on wireless device inventories. In addition, our customers’ ability to purchase or pay for our products and services and network operators’ ability to upgrade their wireless networks could be adversely affected by economic conditions, leading to a reduction, cancelation or delay of orders for our products or services.
Currency fluctuations could negatively affect future product sales or royalty revenues, harm our ability to collect receivables or increase the U.S. dollar cost of our products or the activities of our foreign subsidiaries and strategic investments.
Our customers sell their products throughout the world in various currencies. Our consolidated revenues from international customers as a percentage of our total revenues were greater than 90% during each of the last three fiscal years. Adverse movements in currency exchange rates may negatively affect our business and our operating results due to a number of factors, including, among others:

•
Our products and those of our customers and licensees that are sold outside the United States may become less price-competitive, which may result in reduced demand for those products and/or downward pressure on average selling prices;

•	Certain of our revenues, such as royalties, that are derived from licensee or customer sales denominated in foreign currencies could decrease;

•	Our foreign suppliers may raise their prices if they are impacted by currency fluctuations, resulting in higher than expected costs and lower margins; and/or

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

Failures in our products or services or in the products or services of our customers or licensees, including those resulting from security vulnerabilities, defects or errors, could harm our business.
The use of devices containing our products to access untrusted content creates a risk of exposing the system software in those devices to viral or malicious attacks. While we continue to focus on this issue and are taking measures to safeguard our products from cybersecurity threats, device capabilities continue to evolve, enabling more data and processes, such as mobile computing, and increasing the risk of security failures. Further, our products are inherently complex and may contain defects or errors that are detected only when the products are in use. As our chipset product complexities increase, we are required to migrate to integrated circuit technologies with smaller geometric feature sizes. The design process interface in new domains of technology is complex and adds risk to manufacturing yields and reliability. Further, manufacturing, testing, marketing and use of our products and those of our customers and licensees entail the risk of product liability. Because our products and services are responsible for critical functions in our customers’ products and/or networks, security failures, defects or errors in our products and services could have an adverse impact on us, on our customers and on the end users of our customers’ products. Such adverse impact could include product liability claims or recalls, write-offs of the recorded values of our inventories and/or intangible assets; a shift of business to our competitors; a decrease in demand for connected devices and wireless services, damage to our reputation and to our customer relationships and other financial liability or harm to our business.
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
We are subject to income taxes in the United States and numerous foreign jurisdictions, including Singapore where our QCT segments’ non-United States headquarters is located. Significant judgment is required in determining our provision for income taxes. Although we believe that our tax estimates are reasonable, the final determination of tax audits and any related litigation could materially differ from amounts reflected in our historical income tax provisions and accruals. In such case, our income tax provision and results of operations in the period or periods in which that determination is made could be negatively affected.
We have tax incentives in Singapore provided that we meet specified employment and incentive criteria, and as a result of expiration of these incentives, our Singapore tax rate is expected to increase in fiscal 2017 and again in fiscal 2027. If we do not meet the criteria required to retain such incentives, our Singapore tax rate could increase prior to those dates, and our results of operations could be adversely affected.
Tax rules may change in a manner that adversely affects our future reported financial results or the way we conduct our business. For example, we consider the operating earnings of certain non-United States subsidiaries to be indefinitely reinvested outside the United States based on our current needs for those earnings to be reinvested offshore as well as estimates that future domestic cash generated from operations and/or borrowings will be sufficient to meet future domestic cash needs for the foreseeable future. No provision has been made for United States federal, state or foreign taxes that may result from future remittances of the undistributed earnings of these foreign subsidiaries. Our future financial results and liquidity may be adversely affected if tax rules regarding unrepatriated earnings change, if domestic cash needs require us to repatriate foreign earnings, if the shares of these foreign subsidiaries were sold or otherwise transferred or if the United States international tax rules change as part of comprehensive tax reform or other tax legislation. If our effective tax rates were to increase, particularly in the United States or Singapore, our operating results, cash flows and/or financial condition could be adversely affected.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
At September 28, 2014, we occupied the indicated square footage in the owned or leased facilities described below (square footage in thousands):

Number			Total
of			Square
Buildings	Location	Status	Footage	Primary Use	Primary Segment(s)
37	United States	Owned	4,687	Executive and administrative offices, research and development, sales and marketing, service functions, manufacturing and network management hub.	All
54	United States	Leased	2,018	Administrative offices, research and development, sales and marketing, service functions and network management hub.	All
2	Taiwan	Owned	1,824	Administrative offices, research and development, manufacturing and sales and marketing.	QMT
12	India	Leased	839	Administrative offices, research and development and sales and marketing.	QCT
15	China	Leased	399	Administrative offices, research and development, sales and marketing, service functions and network operating centers.	All
5	Israel	Leased	136	Administrative offices, research and development and sales and marketing.	QCT
6	Taiwan	Leased	135	Administrative offices, research and development and sales and marketing.	QMT, QCT
2	India	Owned	131	Administrative offices, research and development and sales and marketing.	QCT
2	South Korea	Leased	113	Administrative offices, research and development and sales and marketing.	QCT
5	Canada	Leased	98	Administrative offices, research and development and sales and marketing.	QCT
2	Singapore	Leased	74	Administrative offices, research and development and sales and marketing.	QCT
4	England	Leased	55	Administrative offices, research and development and sales and marketing.	QCT, QTL
6	Germany	Leased	51	Administrative offices, research and development and sales and marketing.	QCT, QTL
46	Other International	Leased	208	Administrative offices, research and development and sales and marketing.	All
	Total square footage		10,768
In connection with our plan to accelerate the transition to licensing our next generation IMOD display technology, our manufacturing facilities in Taiwan were classified as held for sale at September 28, 2014.
In addition to the facilities above, we own or lease approximately 68,000 square feet of properties that are leased or subleased to third parties. Our facility leases expire at varying dates through 2029, not including renewals that would be at our option. Several owned and leased facilities are under construction totaling approximately 1,062,000 additional square feet to meet the requirements projected in our long-term business plan.
We believe that our facilities will be suitable and adequate for the present purposes and that the productive capacity in facilities that are not under construction is substantially utilized. In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan.

Item 3. Legal Proceedings
ParkerVision, Inc. v. QUALCOMM Incorporated: On July 20, 2011, ParkerVision filed a complaint against us in the United States District Court for the Middle District of Florida alleging that certain of our products infringe seven of its patents alleged to cover direct down-conversion receivers. ParkerVision’s complaint sought damages and injunctive and other relief. Subsequently, ParkerVision narrowed its allegations to assert only four patents. On October 17, 2013, the jury returned a verdict finding all asserted claims of the four at-issue patents to be infringed and finding that none of the asserted claims are invalid. On October 24, 2013, the jury returned a separate verdict assessing total past damages of approximately $173 million and finding that our infringement was not willful. We recorded the verdict amount in fiscal 2013 as a charge in other expenses. Post-verdict motions, including our motions for judgment as a matter of law and a new trial on invalidity and non-infringement and ParkerVision’s motions for injunctive relief and ongoing royalties, were filed by January 24, 2014. A hearing on these motions was held on May 1, 2014. On June 20, 2014, the court granted our motion to overturn the infringement verdict, denied our motion to overturn the invalidity verdict, and denied the remaining motions as moot. The court then entered judgment in our favor. As a result of the court’s judgment, we are not liable for any damages to ParkerVision, and therefore, we reversed all recorded amounts related to the damages verdict in fiscal 2014. On June 25, 2014, ParkerVision filed a notice of appeal with the court. On May 1, 2014, ParkerVision filed another complaint against us in the United States District Court for the Middle District of Florida alleging patent infringement. On August 21, 2014, ParkerVision amended the complaint, now captioned ParkerVision, Inc. v. QUALCOMM Incorporated, Qualcomm Atheros, Inc., HTC Corporation, HTC America, Inc., Samsung Electronics Co., LTD., Samsung Electronics America, Inc., and Samsung Telecommunications America, LLC, broadening the allegations. ParkerVision now alleges that we infringe 11 additional patents and seeks damages and injunctive and other relief. We were served with the complaint in this second action on August 28, 2014 and have not yet responded.
Nvidia Corporation v. Qualcomm Incorporated: On September 4, 2014, Nvidia filed a complaint in the United States District Court for the District of Delaware and also with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against us, Samsung Electronics Co., Ltd., and other Samsung entities, alleging infringement of seven patents related to graphics processing. In the ITC complaint, Nvidia seeks an exclusion order barring the importation of our consumer electronics and display device products that infringe, induce infringement and/or contribute to the infringement of at least one of the seven asserted graphics processing patents as well as a cease and desist order preventing us from carrying out commercial activities within the United States related to such products. In the District of Delaware complaint, Nvidia is seeking an award of damages for the infringement of the asserted patents, a finding that such infringement is willful and treble damages for such willful infringement, and an order permanently enjoining us from infringing the asserted patents. The ITC instituted an investigation into Nvidia’s allegations on October 6, 2014. The evidentiary hearing for the investigation is set for June 8 to June 15, 2015. The Initial Determination of the Administrative Law Judge is due October 9, 2015, and the target date for completion of the investigation by the Commission is set for February 10, 2016. The district court case was stayed on October 23, 2014 pending completion of the ITC investigation including appeals.
Icera Complaint to the European Commission (Commission): On June 7, 2010, the Commission notified and provided us with a redacted copy of a complaint filed with the Commission by Icera, Inc. (subsequently acquired by Nvidia Corporation) alleging that we had engaged in anticompetitive activity. We were asked by the Commission to submit a preliminary response to the portions of the complaint disclosed to us, and we submitted our response in July 2010. Subsequently, we have provided and continue to provide additional documents and information as requested by the Commission. We continue to cooperate fully with the Commission’s preliminary investigation.
European Commission Investigation: On October 15, 2014, the Commission notified us that it is conducting an investigation of us relating to Article 101 and/or 102 of the Treaty on the Functioning of the European Union (TFEU) and Article 53 and/or 54 of the Agreement for the European Economic Area (EEA Agreement). We understand that the investigation concerns primarily the sale and/or marketing of our baseband chipsets, including alleged conditions relating to the provision by us of rebates and/or other financial incentives. If a violation is found, a broad range of remedies is potentially available to the Commission, including imposing a fine and/or injunctive relief prohibiting or restricting certain business practices. Given that this investigation is in its early stages, it is difficult to predict the outcome or what remedies, if any, may be imposed by the Commission. We continue to cooperate with the Commission as it conducts its investigation.
Korea Fair Trade Commission (KFTC) Complaint: On January 4, 2010, the KFTC issued a written decision finding that we had violated South Korean law by offering certain discounts and rebates for purchases of our CDMA chips and for including in certain agreements language requiring the continued payment of royalties after all licensed patents have expired. The KFTC levied a fine, which we paid and recorded as an expense in fiscal 2010. We appealed to the Seoul High Court, and on June 19, 2013, the Seoul High Court affirmed the KFTC’s decision. On July 4, 2013, we filed an appeal with the Korea Supreme Court. There have been no material developments with respect to this matter.
Japan Fair Trade Commission (JFTC) Complaint: The JFTC received unspecified complaints alleging that our business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order concluding that our Japanese licensees were forced to cross-license patents to us on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against our other licensees who made a similar commitment in their license agreements with us. The cease and desist order seeks to require us to modify our existing license agreements with Japanese companies to eliminate these provisions while preserving the license of our patents to those companies. We disagree with the conclusions that we forced our Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate the Japanese Antimonopoly Act. We have invoked our right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted our motion and issued a stay of the cease and desist order pending the administrative hearing before the JFTC. The JFTC has held hearings on 24 different dates, with the next hearing scheduled for December 8, 2014.
Securities and Exchange Commission (SEC) Formal Order of Private Investigation and Department of Justice Investigation: On September 8, 2010, we were notified by the SEC’s Los Angeles Regional office of a formal order of private investigation. We understand that the investigation arose from a “whistleblower’s” allegations made in December 2009 to the audit committee of our Board of Directors and to the SEC. In 2010, the audit committee completed an internal review of the allegations with the assistance of independent counsel and independent forensic accountants. This internal review into the whistleblower’s allegations and related accounting practices did not identify any errors in our financial statements. On January 27, 2012, we learned that the U.S. Attorney’s Office for the Southern District of California/Department of Justice (collectively, DOJ) had begun an investigation regarding our compliance with the Foreign Corrupt Practices Act (FCPA). The audit committee conducted an internal review of our compliance with the FCPA and its related policies and procedures with the assistance of independent counsel and independent forensic accountants. The audit committee has completed this comprehensive review, made findings consistent with our findings described below and suggested enhancements to our overall FCPA compliance program. In part as a result of the audit committee’s review, we have made and continue to make enhancements to our FCPA compliance program, including implementation of the audit committee’s recommendations.
As previously disclosed, we discovered, and as a part of our cooperation with these investigations informed the SEC and the DOJ of, instances in which special hiring consideration, gifts or other benefits (collectively, benefits) were provided to several individuals associated with Chinese state-owned companies or agencies. Based on the facts currently known, we believe the aggregate monetary value of the benefits in question to be less than $250,000, excluding employment compensation.
On March 13, 2014, we received a Wells Notice from the SEC’s Los Angeles Regional Office indicating that the staff has made a preliminary determination to recommend that the SEC file an enforcement action against us for violations of the anti-bribery, books and records and internal control provisions of the FCPA. The bribery allegations relate to benefits offered or provided to individuals associated with Chinese state-owned companies or agencies. The Wells Notice indicated that the recommendation could involve a civil injunctive action and could seek remedies that include disgorgement of profits, the retention of an independent compliance monitor to review our FCPA policies and procedures, an injunction, civil monetary penalties and prejudgment interest.
A Wells Notice is not a formal allegation or finding by the SEC of wrongdoing or violation of law. Rather, the purpose of a Wells Notice is to give the recipient an opportunity to make a “Wells submission” setting forth reasons why the proposed enforcement action should not be filed and/or bringing additional facts to the SEC’s attention before any decision is made by the SEC as to whether to commence a proceeding. On April 4, 2014 and May 29, 2014, we made Wells submissions to the staff of the Los Angeles Regional Office explaining why we believe we have not violated the FCPA and therefore enforcement action is not warranted.
We are continuing to cooperate with the SEC and the DOJ, but are unable to predict the outcome of their investigations or any action that the SEC may decide to file.
China National Development and Reform Commission (NDRC) Investigation: In November 2013, the NDRC notified us that it had commenced an investigation of us relating to the Chinese Anti-Monopoly Law (AML). We understand that the investigation concerns primarily our licensing business and certain interactions between our licensing business and our chipset business, including how royalties are calculated in our patent licenses, the value exchanged for cross-licenses to patents of our licensees, whether we will offer license agreements limited to patents essential to certain standards, whether royalties are sought for our expired patents, our policy of selling chipsets only to our patent licensees, the alleged refusal of us to grant patent licenses to chipset manufacturers, and certain other terms and conditions in our patent license and chipset sale agreements. A broad range of remedies with respect to business practices deemed to violate the AML is potentially available to the NDRC, including but not limited to issuing an order to cease conduct deemed illegal, confiscating gains deemed illegally obtained, imposing a fine in the range of 1% to 10% of the prior year’s revenues and requiring modifications to business practices. Given the limited precedent of enforcement actions and penalties under the AML, it is difficult to predict the outcome of this matter or what remedies may be imposed by the NDRC. We continue to cooperate with the NDRC as it conducts its investigation.

Federal Trade Commission (FTC) Investigation: On September 17, 2014, the FTC notified us that it is conducting an investigation of us relating to Section 5 of the Federal Trade Commission Act. We understand that the investigation concerns primarily our licensing business, including potential breach of FRAND commitments. If a violation of Section 5 is found, a broad range of remedies is potentially available to the FTC, including imposing a fine or requiring modifications to our licensing practices. Given that this investigation is in its early stages, it is difficult to predict the outcome of this matter or what remedies, if any, may be imposed by the FTC. We continue to cooperate with the FTC as it conducts its investigation.
We will continue to vigorously defend ourselves in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, we cannot predict the outcome of these matters. We have not recorded any accrual at September 28, 2014 for contingent losses associated with these matters based on its belief that, with the exception of the NDRC matter, losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. Regarding the NDRC matter, we believe that a loss is probable but that any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. We are engaged in numerous other legal actions not described above arising in the ordinary course of our business and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividends
Our common stock is traded on the NASDAQ Global Select Market under the symbol “QCOM.” The following table sets forth the range of high and low sales prices of our common stock, as reported by NASDAQ, and cash dividends announced per share of common stock for the fiscal periods presented. Quotations of our stock price represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High ($)	Low ($)	Dividends ($)
2013
First quarter	64.72	57.29	0.25
Second quarter	68.50	60.22	0.25
Third quarter	67.66	59.46	0.35
Fourth quarter	70.37	59.02	0.35
2014
First quarter	74.19	65.47	0.35
Second quarter	79.72	70.98	0.35
Third quarter	81.66	76.77	0.42
Fourth quarter	81.97	71.82	0.42
At November 3, 2014, there were 7,938 holders of record of our common stock. On November 3, 2014, the last sale price reported on the NASDAQ Global Select Market for our common stock was $78.24 per share. On October 16, 2014, we announced a cash dividend of $0.42 per share of common stock, payable on December 18, 2014 to stockholders of record as of December 1, 2014. We intend to continue to pay quarterly dividends subject to capital availability and our view that cash dividends are in the best interests of our stockholders. Future dividends may be affected by, among other items, our views on potential future capital requirements, including those relating to research and development, creation and expansion of sales distribution channels and investments and acquisitions, legal risks, stock repurchase programs, debt issuance, changes in federal and state income tax law and changes to our business model.
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
Additional information regarding our share-based compensation plans and plan activity for fiscal 2014, 2013 and 2012 is provided in the notes to our consolidated financial statements in this Annual Report in “Notes to Consolidated Financial Statements, Note 6. Employee Benefit Plans” and in our 2015 Proxy Statement under the heading “Equity Compensation Plan Information.”

Issuer Purchases of Equity Securities
Issuer purchases of equity securities during the fourth quarter of fiscal 2014 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
June 30, 2014, to July 27, 2014	4,052	$79.71	4,052	$6,127
July 28, 2014 to August 24, 2014	5,954	74.53	5,954	5,684
August 25, 2014 to September 28, 2014	5,638	75.93	5,638	5,255
Total	15,644	$76.38	15,644	$5,255

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)
On March 4, 2014, we announced a new repurchase program authorizing us to repurchase up to $7.8 billion of our common stock. This stock repurchase program replaced the previous $5 billion stock repurchase program announced on September 11, 2013. At September 28, 2014, $5.3 billion remained available for repurchase. The stock repurchase program has no expiration date. Since September 28, 2014, we repurchased and retired 8,595,000 shares of common stock for $638 million.

Item 6. Selected Financial Data
The following data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere herein.

	Years Ended (1)
	September 28, 2014	September 29, 2013	September 30, 2012	September 25, 2011	September 26, 2010
	(In millions, except per share data)
Statement of Operations Data:
Revenues	$26,487	$24,866	$19,121	$14,957	$10,982
Operating income	7,550	7,230	5,682	5,026	3,727
Income from continuing operations	7,534	6,845	5,283	4,555	3,520
Discontinued operations, net of income taxes	430	—	776	(313)	(273)
Net income attributable to Qualcomm	7,967	6,853	6,109	4,260	3,247

Per Share Data:
Basic earnings (loss) per share attributable to Qualcomm:
Continuing operations	$4.48	$3.99	$3.14	$2.76	$2.15
Discontinued operations	0.25	—	0.45	(0.19)	(0.17)
Net income	4.73	3.99	3.59	2.57	1.98
Diluted earnings (loss) per share attributable to Qualcomm:
Continuing operations	4.40	3.91	3.06	2.70	2.12
Discontinued operations	0.25	—	0.45	(0.18)	(0.16)
Net income	4.65	3.91	3.51	2.52	1.96
Dividends per share announced	1.54	1.20	0.93	0.81	0.72

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$32,022	$29,406	$26,837	$20,913	$18,402
Total assets	48,574	45,516	43,012	36,422	30,572
Loans and debentures (2)	—	—	1,064	994	1,086
Long-term liabilities (3)	428	550	426	620	761
Total stockholders’ equity	39,166	36,087	33,545	26,972	20,858

(1)
Our fiscal year ends on the last Sunday in September. The fiscal years ended September 28, 2014, September 29, 2013, September 25, 2011 and September 26, 2010 each included 52 weeks. The fiscal year ended September 30, 2012 included 53 weeks.

(2)	Loans and debentures were included in liabilities held for sale in the consolidated balance sheet as of September 30, 2012.

(3)	Long-term liabilities in this balance sheet data exclude unearned revenues.

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
Overview
Fiscal 2014 Overview
The transition of wireless networks and devices to 3G/4G (CDMA-based, OFDMA-based and CDMA/OFDMA multimode) continued around the world. 3G/4G connections increased to approximately 2.8 billion, up 24% year-over-year, and represent approximately 40% of total cellular connections, up from 34% at the end of fiscal 2013.(1)
Revenues were $26.5 billion, an increase of 7% compared to fiscal 2013, with net income attributable to Qualcomm of $8.0 billion, an increase of 16% compared to fiscal 2013.
We shipped approximately 861 million Mobile Station Modem (MSM) integrated circuits for CDMA- and OFDMA-based wireless devices, an increase of 20%, compared to approximately 716 million MSM integrated circuits in fiscal 2013, largely driven by the adoption of 4G LTE, particularly in China. Growth in fiscal 2014 was largely driven by shipments to key customers for both 3G and 3G/4G multimode mobile devices in emerging regions. In particular, our LTE leadership position contributed to growth from regions adopting 3G/4G LTE multimode.
Total reported device sales(2) by licensees were approximately $243.6 billion in fiscal 2014, an increase of approximately 5%, compared to approximately $231.2 billion in fiscal 2013. Our fiscal 2014 results were favorably impacted by increased 3G/4G device shipments by licensees as a result of the continued adoption of smartphones. Our results were negatively impacted by the challenges we are facing in China. Our business practices continue to be the subject of an investigation by the China National Development and Reform Commission (NDRC). We also believe that certain licensees in China currently are not fully complying with their contractual obligations to report their sales of licensed products to us (which includes certain licensees underreporting a portion of their 3G/4G device sales and a dispute with a licensee) and that unlicensed companies may seek to delay execution of new licenses while the NDRC investigation is ongoing. We are taking steps to address these matters, although the nature and timing of any resolution is uncertain.
During the first quarter of fiscal 2014, we announced our intention of returning 75% of our free cash flow (3) to stockholders through stock repurchases and dividends over the foreseeable future, where free cash flow is defined as net cash provided by operating activities less capital expenditures. In fiscal 2014, we returned $7.1 billion, or 93% of free cash flow, to stockholders, including $4.5 billion through repurchases of 60.3 million shares of common stock and $2.6 billion, or $1.54 per share, of cash dividends. Shares outstanding decreased to 1.67 billion at September 28, 2014 from 1.69 billion at September 29, 2013 due to share repurchases, partially offset by net shares issued under our employee benefit plans.

(1)	According to GSMA Intelligence estimates as of November 3, 2014 for the quarter ended September 30, 2014 (estimates excluded Wireless Local Loop).

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

(3)	Free cash flow is a non-GAAP financial measure. See “Non-GAAP Financial Information.”
Our Business and Operating Segments
We design, manufacture, have manufactured on our behalf and market digital communications products and services based on CDMA, OFDMA and other technologies. We derive revenues principally from sales of integrated circuit products and licensing our intellectual property, including patents, software and other rights.
We have three reportable segments. We conduct business primarily through two reportable segments, QCT (Qualcomm CDMA Technologies) and QTL (Qualcomm Technology Licensing), and our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments. Our reportable segments are operated by QUALCOMM Incorporated and its direct and indirect subsidiaries. Following our corporate reorganization at the beginning of fiscal 2013, substantially all of our products and services businesses, including QCT, and substantially all of our engineering, research and development functions, are operated by Qualcomm Technologies, Inc. (QTI), a wholly-owned subsidiary of QUALCOMM Incorporated, and QTI’s subsidiaries. QTL continues to be operated by QUALCOMM Incorporated, which continues to own the vast majority of our patent portfolio. Neither QTI nor any of its subsidiaries has any right, power or authority to grant any licenses or other rights under or to any patents owned by QUALCOMM Incorporated.
QCT is a leading developer and supplier of integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products. QCT’s integrated circuit products and system software are sold to or licensed to manufacturers that use our products in wireless devices, particularly mobile phones, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, data cards and infrastructure equipment, and in wired devices, particularly broadband gateway equipment, desktop computers and streaming media players. Our MSM integrated circuits, which include the Mobile Data Modem, Qualcomm Single Chip and Qualcomm Snapdragon processors, perform the core baseband modem functionality in wireless devices providing voice and data communications, as well as multimedia applications and global positioning functions. In addition, our Snapdragon processors provide advanced application and graphics processing capabilities. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. QCT revenues comprised 70%, 67% and 63% of total consolidated revenues in fiscal 2014, 2013 and 2012, respectively.
QCT utilizes a fabless production business model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Integrated circuits are die cut from silicon wafers that have completed the package assembly and test manufacturing processes. We rely on independent third-party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits based primarily on our proprietary designs and test programs. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. We employ both turnkey and two-stage manufacturing models to purchase our integrated circuits. Turnkey is when our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing model, we purchase die or wafers from semiconductor manufacturing foundries and contract with separate third-party suppliers for manufacturing services, such as wafer bump, probe, assembly and final test.
QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives. QTL licensing revenues are comprised of license fees as well as royalties based on sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of complete licensed products, net of certain permissible deductions (including transportation, insurance, packing costs and other items). QTL recognizes royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met. Licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. QTL revenues comprised 29%, 30% and 33% of total consolidated revenues in fiscal 2014, 2013 and 2012, respectively. The vast majority of such revenues were generated through our licensees’ sales of CDMA2000- and WCDMA-based products, such as feature phones and smartphones.
QSI makes strategic investments that are focused on opening new or expanding opportunities for our technologies and supporting the design and introduction of new products and services (or enhancing existing products or services) for voice and data communications. Many of these strategic investments are in early-stage companies in a variety of industries, including, but not limited to, digital media, e-commerce, energy, healthcare and wearable devices. Investments primarily include non-marketable equity instruments, which generally are recorded using the cost method or the equity method, and convertible debt instruments, which are recorded at fair value. QSI also holds wireless spectrum, which at September 28, 2014, consisted of L-Band spectrum in the United Kingdom. As part of our strategic investment activities, we intend to pursue various exit strategies for each of our QSI investments in the foreseeable future. During fiscal 2013, we deconsolidated subsidiaries reported in QSI that were established to operate a wireless network in India (the former BWA subsidiaries), and all of our remaining interest was sold in fiscal 2014.
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
Nonreportable segments include our QMT (Qualcomm MEMS Technologies), Pixtronix and Small Cells divisions and other wireless technology and service initiatives. QMT plans to license its next generation IMOD (interferometric modulator) display technology and to focus on wearable devices. Pixtronix develops and licenses display technologies based on MEMS (micro-electro-mechanical-systems) structure optimized for portable multimedia devices. Small Cells develops and supplies

3G/LTE and Wi-Fi products designed for implementation of small mobile base stations (known as small cells). Other nonreportable segments develop and offer products and services that include, but are not limited to: software products and content and push-to-talk enablement services to wireless operators; development, other services and related products to U.S. government agencies and their contractors; device-to-device communication, including software for the connected home; data center products; medical device connectivity and related data management; and augmented reality.
During fiscal 2014, we updated QMT’s business plans and related internal forecasts to reflect decreases in expected cash flows. As a result of these updates, we tested the QMT division’s long-lived assets and goodwill for impairment and recorded total charges of $607 million in other expenses in fiscal 2014.
Discontinued Operations
On November 25, 2013, we completed the sale of the North and Latin America operations of our Omnitracs division to a U.S.-based private equity firm for cash consideration of $788 million (net of cash sold). As a result, we recorded a gain in discontinued operations of $665 million ($430 million net of income tax expense) during fiscal 2014. Total assets and total liabilities were reduced by $150 million and $45 million, respectively. The revenues and operating results of the North and Latin America operations of the Omnitracs division, which comprised substantially all of the Omnitracs division, were not presented as discontinued operations in any fiscal period because they were immaterial. The related assets (included in other current assets and other noncurrent assets) and liabilities (included in other current liabilities and other noncurrent liabilities) of $139 million and $43 million, respectively, were classified as held for sale at September 29, 2013.
On March 27, 2011, the FLO TV business and network were shut down. On December 27, 2011, we completed the sale of substantially all of our 700 MHz spectrum for $1.9 billion, and as a result, we recognized a gain in discontinued operations of $1.2 billion during fiscal 2012. Accordingly, the results of operations of the FLO TV business were presented as discontinued operations. Income (loss) from discontinued operations included share-based compensation and excluded certain general corporate expenses allocated to the FLO TV business during the periods presented. Discontinued operations in fiscal 2012 were $1.2 billion ($776 million net of income tax expense).
Looking Forward
We expect continued growth in the coming years in consumer demand for 3G, 3G/4G multimode and 4G products and services around the world, driven primarily by smartphones. We also expect growth in new device categories and industries, driven by the expanding adoption of certain technologies that are already commonly used in smartphones. As we look forward to the next several months, we expect our business to be impacted by the following key items:

•	Further expansion of 3G and 3G/4G multimode in emerging regions, particularly in China. We expect that the increased availability of low-tier 3G/4G smartphone products will help enable such expansion.

•
We expect that 3G/4G device prices will continue to vary broadly due to the increased penetration of smartphones combined with competition throughout the world at all price tiers. Additionally, varying rates of economic growth by region, and stronger growth of device shipments in emerging regions as compared to developed regions, are expected to continue to impact the average and range of selling prices of 3G/4G devices.

•
China continues to present significant opportunities for us, particularly with the rollout of 3G/4G LTE multimode. We expect the rollout of 4G services in China will encourage competition and growth, bring the benefits of 3G/4G LTE multimode to consumers, encourage consumers to replace 2G (GSM) and 3G devices and enable new opportunities (e.g., machine-to-machine) for the industry.

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

•
We continue to invest significant resources toward advancements in 3G, 3G/4G multimode and 4G LTE (an OFDMA-based standard) technologies, audio and video codecs, wireless baseband chips, our converged computing/communications (Snapdragon) chips, graphics, connectivity, multimedia products, software and services. We are also investing across a broad spectrum of opportunities that leverage our existing technical and business expertise to deploy new business models and enter into new industry segments, such as products designed for implementation of small cells and addressing the challenge of meeting the increased demand for data; products for the connected home and the

Internet of Everything; automotive; very high speed connectivity; new display technologies; data centers; mobile health; wireless charging; and machine learning, including robotics.

•
In October 2014, we announced that we had reached agreement with CSR plc on the terms of a recommended cash offer to acquire the entire issued and to be issued ordinary share capital of CSR for £9.00 per ordinary share, which values the entire issued and to be issued share capital of CSR at approximately £1.6 billion (approximately $2.5 billion based upon an exchange rate of USD: GBP 1.6057). CSR is an innovator in the development of multifunction semiconductor platforms and technologies for the auto, consumer and voice and music market segments. The acquisition complements our current offerings by adding products, channels and customers in the growth categories of the Internet of Everything and automotive infotainment, accelerating our presence and path to leadership. The acquisition is subject to a number of conditions, including receipt of United States and other regulatory approvals and the approval of CSR’s shareholders. Subject to the satisfaction of these conditions, the acquisition is expected to close by the end of the summer of 2015.

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
Critical Accounting Estimates
Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to valuation of goodwill, other indefinite-lived assets and long-lived assets, valuation of marketable securities, income taxes and litigation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Although we believe that our estimates and the assumptions supporting our assessments are reasonable, actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the following significant accounting estimates may involve a higher degree of judgment and complexity than others.
Valuation of Goodwill, Other Indefinite-Lived Assets and Long-Lived Assets. Our business acquisitions typically result in the recording of goodwill, other intangible assets and property, plant and equipment and the recorded values of those assets may become impaired in the future. We also acquire intangible assets in other types of transactions. At September 28, 2014, our goodwill, other intangible assets, net of accumulated amortization, and property, plant and equipment, net of depreciation, were $4.5 billion, $2.6 billion and $2.5 billion, respectively. The determination of the value of intangible assets acquired in a business combination requires management to make estimates and assumptions that affect our consolidated financial statements. The estimated fair values of such intangible assets are used to establish their recorded values. For intangible assets acquired in a non-monetary exchange, the estimated fair values of the assets transferred (or the estimated fair values of the assets received, if more clearly evident) are used to establish their recorded values, unless the values of neither the assets received nor the assets transferred are determinable within reasonable limits, in which case the assets received are measured based on the carrying values of the assets transferred. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. An estimate of fair value can be affected by many assumptions that require significant judgment. For example, the income approach generally requires assumptions related to the appropriate business model to be used to estimate cash flows, total addressable market, pricing and share forecasts, competition, technology obsolescence, future tax rates and discount rates. Our estimate of the fair value of certain assets may differ materially from that determined by others who use different assumptions or utilize different business models. New information may arise in the future that affects our fair value estimates and could result in adjustments to our estimates in the future, which could have an adverse impact on our results of operations.
Goodwill and other indefinite-lived intangible assets are tested annually for impairment and in interim periods if certain events occur indicating that the carrying amounts may be impaired. Long-lived assets, such as property, plant and equipment and intangible assets subject to amortization, are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Our judgments regarding the existence of impairment indicators and future cash flows related to goodwill, other indefinite-lived intangible assets and long-lived assets may be based on operational performance of our businesses, market conditions, expected selling price and/or other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning, when appropriate. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on a portion or all of our goodwill, other indefinite-lived intangible assets and long-lived assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our financial position and results of operations. During fiscal 2014, 2013 and 2012, we recorded $607 million, $158 million and $54 million, respectively, in impairment charges for goodwill and long-lived assets resulting from updates to our estimates of the expected cash flows of our QMT division as we transition to a licensing model. Goodwill of nonreportable segments that was at risk of failing step one of the goodwill impairment test was not material at September 28, 2014.
Valuation of Marketable Securities. We hold investments in marketable securities, including U.S. Treasury and government-related securities, corporate bonds and notes, mortgage- and asset-backed securities, auction rate securities, common and preferred stock and equity and debt funds. The fair value of these investments totaled $24.1 billion at September 28, 2014, with increases and decreases in fair value generally recorded through stockholders’ equity as other comprehensive income or loss. We record impairment charges through the statement of operations when we believe an investment has experienced a decline that is other than temporary. The determination that a decline is other than temporary is subjective and influenced by many factors. Adverse changes in market conditions or poor operating results of investees could result in losses or an inability to recover the carrying value of the investments, thereby requiring impairment charges. When assessing these investments for an other-than-temporary decline in value, we consider such factors as, among other things, the significance of the decline in value as compared to the cost basis; underlying factors contributing to a decline in the prices of securities in a single asset class; how long the market value of the security has been less than its cost basis; the security’s relative performance versus its peers, sector or asset class; expected market volatility; the market and economy in general; analyst recommendations and price targets; views of external investment managers; news or financial information that has been released specific to the investee; and the outlook for the overall industry in which the investee operates, as applicable. If we determine that a security price decline is other than temporary, we record an impairment loss, which could have an adverse impact on our results of operations. During fiscal 2014, 2013 and 2012, we recorded $156 million, $72 million and $71 million, respectively, in impairment losses on our investments in marketable securities.
Income Taxes. Our income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service (IRS) and other tax authorities. In addition, the calculation of our tax liabilities involves uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of examinations by taxing authorities in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. We are participating in the IRS Compliance Assurance Process program whereby we endeavor to agree with the IRS on the treatment of all issues prior to filing our federal return. A benefit of participation in this program is that post-filing adjustments by the IRS are less likely to occur.
Our QCT segment’s non-United States headquarters is located in Singapore. We obtained tax incentives in Singapore that commenced in March 2012, including a tax exemption for the first five years, provided that we meet specified employment and incentive criteria, and as a result of expiration of these incentives, our Singapore tax rate will increase in fiscal 2017 and again in fiscal 2027.
We consider the operating earnings of certain non-United States subsidiaries to be indefinitely reinvested outside the United States based on our plans for use and/or investment outside of the United States and our belief that our sources of cash and liquidity in the United States will be sufficient to meet future domestic cash needs. On a regular basis, we consider projected cash needs for, among other things, investments in our existing businesses, future research and development, potential acquisitions and capital transactions, including repurchases of our common stock and debt repayments. We estimate the amount of cash or other liquidity that is available or needed in the jurisdictions where these investments are expected, as well as our ability to generate cash in those jurisdictions and our access to capital markets. This analysis enables us to conclude whether or not we will indefinitely reinvest the current period’s foreign earnings. We have not recorded a deferred tax liability of approximately $9.1 billion related to the United States federal and state income taxes and foreign withholding taxes on approximately $25.7 billion of undistributed earnings of certain non-United States subsidiaries indefinitely reinvested outside the United States. Should we decide to no longer indefinitely reinvest such earnings outside the United States, we would have to adjust the income tax provision in the period we make such determination.
Legal Proceedings. We are currently involved in certain legal proceedings, and we intend to continue to vigorously defend ourselves. However, the unfavorable resolution of one or more of these proceedings could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. A broad range of remedies with respect to our business practices that are deemed to violate applicable laws are potentially available. These remedies may include, among others, injunctions, monetary damages or fines or other orders to pay money and the issuance of orders to cease certain conduct and/or to modify our business practices. We record our best estimate of a loss related to pending legal proceedings when the loss is considered probable and the amount can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, we record the minimum estimated liability. As additional information becomes available, we assess the potential liability related to pending legal proceedings and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations. Regarding the NDRC matter, we believe that a loss is probable but that any possible range of loss cannot be reasonably estimated at this time.
Results of Operations

Revenues (in millions)	Year Ended
	September 28, 2014	September 29, 2013	September 30, 2012	2014 vs. 2013 Change	2013 vs. 2012 Change
Equipment and services	$18,625	$16,988	$12,465	$1,637	$4,523
Licensing	7,862	7,878	6,656	(16)	1,222
	$26,487	$24,866	$19,121	$1,621	$5,745
The increases in equipment and services revenues in fiscal 2014 and 2013 were primarily due to increases in QCT revenues of $1.94 billion and $4.58 billion, respectively. The increase in equipment and services revenues in fiscal 2014 was partially offset by a decrease of $305 million as a result of the sale of our Omnitracs division during fiscal 2014. The decrease in our licensing revenues in fiscal 2014 was primarily due to a decrease in a nonreportable segment’s revenues of $32 million, partially offset by an increase in QTL revenues of $15 million. The increase in our licensing revenues in fiscal 2013 was primarily due to an increase in QTL revenues of $1.23 billion.
QCT and QTL segment revenues related to the products of Samsung Electronics and Hon Hai Precision Industry Co., Ltd/Foxconn, its affiliates and other suppliers to Apple Inc. comprised 49%, 43% and 38% of total consolidated revenues in fiscal 2014, 2013 and 2012, respectively.
Revenues from customers in China, South Korea and Taiwan comprised 50%, 23% and 11%, respectively, of total consolidated revenues for fiscal 2014, compared to 49%, 20%, and 11%, respectively, for fiscal 2013, and 42%, 22% and 14%, respectively, for fiscal 2012. We report revenues from external customers by country based on the location to which our products or services are delivered, which for QCT is generally the country in which our customers manufacture their products, or for licensing revenues, the invoiced addresses of our licensees. As a result, the revenues by country presented herein are not necessarily indicative of either the country in which the devices containing our products and/or intellectual property are ultimately sold to consumers or the country in which the companies that sell the devices are headquartered. For example, China revenues would include revenues related to shipments of integrated circuits to a company that is headquartered in South Korea but that manufactures devices in China, which devices are then sold to consumers in Europe and/or the United States.

Costs and Expenses (in millions)	Year Ended
	September 28, 2014	September 29, 2013	September 30, 2012	2014 vs. 2013 Change	2013 vs. 2012 Change
Cost of equipment and services (E&S) revenues	$10,686	$9,820	$7,096	$866	$2,724
Cost as % of E&S revenues	57%	58%	57%

The increase in margin percentage in fiscal 2014 was primarily attributable to a net decrease in gross margin losses incurred by our nonreportable segments, partially offset by a decrease in QCT’s gross margin. The decrease in margin percentage in fiscal 2013 was primarily attributable to a decrease in QCT gross margin percentage. Our margin percentage may continue to fluctuate in future periods depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

	Year Ended
	September 28, 2014	September 29, 2013	September 30, 2012	2014 vs. 2013 Change	2013 vs. 2012 Change
Research and development	$5,477	$4,967	$3,915	$510	$1,052
% of revenues	21%	20%	20%
Selling, general, and administrative	$2,290	$2,518	$2,270	$(228)	$248
% of revenues	9%	10%	12%
Other	$484	$331	$158	$153	$173
The dollar increases in research and development expenses in fiscal 2014 and 2013 were primarily attributable to increases of $395 million and $904 million, respectively, in costs related to the development of CDMA-based 3G, OFDMA-based 4G LTE and other technologies for integrated circuit products and to expand our intellectual property portfolio and increases of $29 million and $97 million, respectively, in share-based compensation. Remaining dollar increases were related to research and development of other new product and licensing initiatives.
The dollar decrease in selling, general and administrative expenses in fiscal 2014 was primarily attributable to decreases of $59 million in costs related to litigation and other legal matters, $53 million in share-based compensation, $53 million in selling and marketing expenses and $22 million in employee-related expenses. The decrease in employee-related expenses and a portion of the decrease in share-based compensation in fiscal 2014 were due to the sale of our Omnitracs division during fiscal 2014. The dollar increase in selling, general and administrative expenses in fiscal 2013 was primarily attributable to a $113 million increase in employee-related expenses, a $56 million increase in selling and marketing expenses, a $40 million increase in patent-related expenses and a $29 million increase in depreciation and amortization expense, partially offset by a decrease of $23 million in share-based compensation.
Other expenses in fiscal 2014 were comprised of $607 million in long-lived asset and goodwill impairment charges and $19 million in restructuring-related costs incurred by our QMT division, a $16 million goodwill impairment charge related to our former QRS (Qualcomm Retail Solutions) division and a $15 million legal settlement, partially offset by the reversal of a $173 million expense accrual recorded in fiscal 2013 related to the ParkerVision verdict against us. Other expenses in fiscal 2013 were comprised of the $173 million ParkerVision charge and a $158 million impairment charge related to certain long-lived assets of our QMT division. Other expenses in fiscal 2012 were comprised of an $81 million charge related to the former BWA subsidiaries, a $54 million impairment charge related to certain long-lived assets of our QMT division and $23 million in goodwill impairment charges related to our former QRS division.

Net Investment Income (in millions)	Year Ended
	September 28, 2014	September 29, 2013	September 30, 2012	2014 vs. 2013 Change	2013 vs. 2012 Change
Interest and dividend income	$586	$697	$609	$(111)	$88
Interest expense	(5)	(23)	(90)	18	67
Net realized gains on marketable securities	770	317	342	453	(25)
Net realized gains on other investments	56	52	27	4	25
Impairment losses on marketable securities and other investments	(180)	(85)	(83)	(95)	(2)
Net gains on derivative instruments	5	—	84	5	(84)
Equity in net losses of investees	(10)	(6)	(9)	(4)	3
Net gains on deconsolidation of subsidiaries	6	12	—	(6)	12
	$1,228	$964	$880	$264	$84
In fiscal 2014, we rebalanced our marketable securities portfolio, which resulted in lower interest and dividend income, due to lower interest rates, and higher net realized gains on marketable securities, compared to fiscal 2013. The increase in impairment losses on marketable securities and other investments in fiscal 2014 was primarily due to an increase in our recognition of unrealized losses on marketable debt securities that we intended to sell or that we more likely than not would sell before recovery, which was also impacted by our portfolio rebalancing. We have completed the majority of our rebalancing, and as a result, we expect to earn lower interest and dividend income and record lower realized gains in fiscal 2015, compared to fiscal 2014.
The increase in interest and dividend income in fiscal 2013 resulted from higher average balances of cash, cash equivalents and marketable securities in fiscal 2013, compared to fiscal 2012. The decrease in interest expense in fiscal 2013 resulted from capitalizing a portion of interest starting in fiscal 2012 related to the former BWA subsidiaries, which were deconsolidated in fiscal 2013. Net gains on derivative instruments in fiscal 2012 primarily resulted from changes in the fair value of put options sold in connection with our stock repurchase program that expired in fiscal 2012.

Income Tax Expense (in millions)	Year Ended
	September 28, 2014	September 29, 2013	September 30, 2012	2014 vs. 2013 Change	2013 vs. 2012 Change
Income tax expense	$1,244	$1,349	$1,279	$(105)	$70
Effective tax rate	14%	16%	19%	(2)%	(3%)
The following table summarizes the primary factors that caused our annual effective tax rates to be less than the United States federal statutory rate:

	Year Ended
	September 28, 2014	September 29, 2013	September 30, 2012
Expected income tax provision at federal statutory tax rate	35%	35%	35%
Benefits from foreign income taxed at other than U.S. rates	(20%)	(17%)	(16%)
Benefits related to the research and development tax credits	(1%)	(2%)	(1%)
Change in valuation allowance	—%	—%	1%
Effective tax rate	14%	16%	19%
The effective tax rate for our state income tax provision, net of federal benefit, was negligible for all years presented. The effective tax rate for fiscal 2014 reflected a tax benefit of $66 million related to fiscal 2013 resulting from an agreement reached with the Internal Revenue Service on components of our fiscal 2013 tax return. Additionally, the effective tax rate for fiscal 2014 as compared to fiscal 2013 reflected increased foreign earnings taxed at less than the United States federal rate. The effective tax rate for fiscal 2013 reflected a tax benefit of $64 million related to fiscal 2012 resulting from the retroactive extension of the United States research and development tax credit. Additionally, the effective tax rate for fiscal 2013 as compared to fiscal 2012 reflected increased foreign earnings taxed at less than the United States federal rate. The effective tax rate for fiscal 2012 reflected a reduction in our effective state tax rate as a result of California tax legislation previously enacted, partially offset by increased earnings taxed at the United States tax rate. The annual effective tax rate for fiscal 2012 only reflected the United States federal research and development credit generated through December 31, 2011, the date on which the credit expired.
Our Segment Results (in millions)
The following should be read in conjunction with the fiscal 2014, 2013 and 2012 financial results for each reporting segment. See “Notes to Consolidated Financial Statements, Note 8. Segment Information.”

	QCT	QTL	QSI
2014
Revenues	$18,665	$7,569	$—
EBT (1)	3,807	6,590	(7)
EBT as a % of revenues	20%	87%
2013
Revenues	$16,715	$7,554	$—
EBT (1)	3,189	6,590	56
EBT as a % of revenues	19%	87%
2012
Revenues	$12,141	$6,327	$—
EBT (1)	2,296	5,585	(170)
EBT as a % of revenues	19%	88%

(1)	Earnings (loss) before taxes.
QCT Segment. The increases in QCT revenues in fiscal 2014 and 2013 of $1.95 billion and $4.57 billion, respectively, were primarily due to increases in equipment and services revenues. Equipment and services revenues, mostly related to sales of MSM and accompanying RF and PM integrated circuits, were $18.43 billion, $16.49 billion and $11.91 billion in fiscal 2014, 2013 and 2012, respectively. The increase in equipment and services revenues in 2014 resulted primarily from increases of $2.66 billion related to higher MSM and accompanying RF and PM unit shipments and $203 million related to sales of connectivity products, partially offset by a net decrease of $1.08 billion resulting from lower average selling prices offset by higher-priced product mix. The increase in equipment and services revenues in 2013 resulted primarily from a net increase of $2.09 billion resulting from higher-priced product mix offset by lower average selling prices and increases of $2.05 billion related to higher MSM and accompanying RF and PM unit shipments and $212 million related to sales of connectivity products. Approximately 861 million, 716 million and 590 million MSM integrated circuits were sold during fiscal 2014, 2013 and 2012, respectively.
QCT EBT as a percentage of revenues increased in fiscal 2014, compared to fiscal 2013. During fiscal 2014, QCT revenues increased 12% relative to a combined increase of 5% in research and development expenses and selling, general and administrative expenses, whereas gross margin percentage decreased as a result of lower average selling prices and lower-margin product mix, partially offset by lower average unit costs. QCT EBT as a percentage of revenues remained flat in fiscal 2013, compared to fiscal 2012. During fiscal 2013, QCT revenues increased 38% relative to a combined increase of 26% in research and development expenses and selling, general and administrative expenses, whereas QCT gross margin percentage decreased as a result of lower average selling prices and lower-margin product mix, partially offset by lower average unit costs.
QCT inventories increased by 12% in fiscal 2014 from $1.30 billion to $1.46 billion primarily due to an increase in work-in-process and finished goods related to the growth of the business.
QTL Segment. The increases in QTL revenues in fiscal 2014 and 2013 of $15 million and $1.23 billion, respectively, were primarily due to increases in sales of CDMA-based products, including multimode products that also implement OFDMA, by licensees, partially offset by decreases in revenues per unit. QTL EBT as a percentage of revenues remained flat in fiscal 2014, compared to fiscal 2013. During fiscal 2014, QTL revenues increased slightly relative to an increase of 2% in costs and expenses. QTL revenues and EBT for fiscal 2014 were impacted by units that we believe are being underreported by certain licensees, a dispute with a licensee and sales of certain unlicensed products in China. The decrease in QTL EBT as a percentage of revenues during fiscal 2013 was attributable to an increase of 19% in revenues relative to an increase of 29% in costs and expenses primarily due to increased allocation of patent expenses in connection with the corporate reorganization and increased research and development expenses.
QSI Segment. The decrease in QSI EBT in fiscal 2014 of $63 million was primarily due to a decrease of $39 million in net realized gains on investments and an increase of $35 million in impairment losses on investments, partially offset by a decrease of $16 million in interest expense related to the former BWA subsidiaries. QSI costs and expenses for fiscal 2012 included $81 million related to the former BWA subsidiaries; the increase in QSI EBT in fiscal 2013 of $145 million, excluding the impact of this fiscal 2012 expense, was primarily due to an increase of $67 million in net realized gains on investments and a decrease of $60 million in interest expense incurred by the former BWA subsidiaries.

Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $32.0 billion at September 28, 2014, an increase of $2.6 billion from September 29, 2013. This increase included $1.4 billion in proceeds from the issuance of common stock under our equity compensation plans and $788 million in net proceeds from the sale of the North and Latin America operations of our Omnitracs division. Our cash, cash equivalents and marketable securities at September 28, 2014 consisted of $5.8 billion held by United States-based entities and $26.2 billion held by foreign entities. Most of our cash, cash equivalents and marketable securities held by foreign entities is indefinitely reinvested and would be subject to material tax effects if repatriated. However, we believe that our United States sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds. Total cash provided by operating activities increased to $8.9 billion during fiscal 2014, compared to $8.8 billion during fiscal 2013.
Accounts receivable increased 13% during fiscal 2014. Days sales outstanding, on a consolidated basis, were 32 days at September 28, 2014, compared to 30 days at September 29, 2013. The increase in accounts receivable was primarily due to the effects of increased revenues related to integrated circuits and a receivable related to a dispute with a licensee. The increase in days sales outstanding was primarily due to a receivable related to a dispute with a licensee.
During fiscal 2014, we repurchased and retired 60,253,000 shares of common stock for $4.5 billion, before commissions. On March 4, 2014, we announced that we had been authorized to repurchase up to $7.8 billion of our common stock. At September 28, 2014, approximately $5.3 billion remained available for repurchase under our stock repurchase program. Since September 28, 2014, we repurchased and retired 8,595,000 shares of common stock for $638 million. We continue to evaluate repurchases as a means of returning capital to stockholders, subject to our periodic determinations that repurchases are in the best interests of our stockholders.
We paid cash dividends totaling $2.6 billion and $2.1 billion, or $1.54 and $1.20 per common share, during fiscal 2014 and 2013, respectively. On March 4, 2014, we announced an increase in our quarterly dividend from $0.35 to $0.42 per share of common stock. On October 16, 2014, we announced a cash dividend of $0.42 per share on our common stock, payable on December 18, 2014 to stockholders of record as of the close of business on December 1, 2014. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders.
We intend to return 75% of our free cash flow to stockholders through stock repurchases and dividends over the foreseeable future, where free cash flow is defined as net cash provided by operating activities less capital expenditures. To meet this goal, we expect to use existing cash and marketable securities held by, and cash flow generated from, United States-based entities, and we anticipate that we will supplement this by borrowing additional funds in fiscal 2015. The requirement for and timing of such borrowing is subject to a number of factors, including the cash flow generated by United States-based entities, acquisitions and strategic investments, acceptable interest rates and changes in corporate income tax law, among other factors.
Subject to the foregoing paragraph, we believe our current cash, cash equivalents and marketable securities and our expected cash flow generated from operations will satisfy our working and other capital requirements over the next fiscal year and beyond based on our current business plans. Recent and expected working and other capital requirements also include:

•
Our research and development expenditures were $5.5 billion and $5.0 billion in fiscal 2014 and 2013, respectively, and we expect to continue to invest heavily in research and development for new technologies, applications and services for voice and data communications, primarily in the wireless industry.

•
Cash outflows for capital expenditures were $1.2 billion and $1.0 billion in fiscal 2014 and 2013, respectively. We expect to continue to incur capital expenditures in the future to support our business, including research and development activities. Future capital expenditures may be impacted by transactions that are currently not forecasted.

•	Our purchase obligations for fiscal 2015, some of which relate to research and development activities and capital expenditures, totaled $3.4 billion at September 28, 2014.

•
In October 2014, we announced that we had reached agreement with CSR plc on the terms of a recommended cash offer to acquire the entire issued and to be issued ordinary share capital of CSR for £9.00 per ordinary share, which values the entire issued and to be issued share capital of CSR at approximately £1.6 billion (approximately $2.5 billion based upon an exchange rate of USD: GBP 1.6057). We expect to use existing cash resources to fund the acquisition. The acquisition is subject to a number of conditions, including receipt of United States and other regulatory approvals and the approval of CSR’s shareholders. Subject to the satisfaction of these conditions, the acquisition is expected to close by the end of the summer of 2015.

•
We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly, to open new opportunities for our technologies, obtain development resources, grow our patent portfolio and/or pursue new businesses.

Contractual Obligations / Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined in S-K 303(a)(4)(ii).
The following table summarizes the payments due by fiscal period for our outstanding contractual obligations at September 28, 2014 (in millions):

	Total	2015	2016-2017	2018-2019	Beyond 2019	No Expiration Date
Purchase obligations (1)	$3,607	$3,421	$121	$36	$29	$—
Operating lease obligations	304	91	137	51	25	—
Equity funding and financing commitments (2)	78	22	52	—	—	4
Other long-term liabilities (3)(4)	53	1	23	14	8	7
Total contractual obligations	$4,042	$3,535	$333	$101	$62	$11

(1)
Total purchase obligations include $2.8 billion in commitments to purchase integrated circuit product inventories. Integrated circuit product inventory obligations represent purchase commitments for wafers, die, finished goods and manufacturing services, such as wafer bump, probe, assembly and final test. Under our manufacturing relationships with our foundry suppliers and assembly and test service providers, cancelation of outstanding purchase orders is generally allowed but requires payment of all costs incurred through the date of cancelation.

(2)
Certain of these commitments do not have fixed funding dates and are subject to certain conditions. Commitments represent the maximum amounts to be funded under these arrangements; actual funding may be in lesser amounts or not at all.

(3)
Certain long-term liabilities reflected on our balance sheet, such as unearned revenues, are not presented in this table because they do not require cash settlement in the future. Other long-term liabilities as presented in this table include the related current portions.

(4)
Our consolidated balance sheet at September 28, 2014 included $76 million in noncurrent liabilities for uncertain tax positions, some of which may result in cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Additional information regarding our financial commitments at September 28, 2014 is provided in the notes to our consolidated financial statements. See “Notes to Consolidated Financial Statements, Note 7. Commitments and Contingencies.”
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASU 2014-09 defines a five-step approach for recognizing revenue which may require a company to use more judgment and make more estimates than under the current guidance. This ASU will be effective for us starting in the first quarter of fiscal 2018. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the fiscal 2018 opening retained earnings balance. We are in the process of determining the adoption method as well as the effects the adoption will have on our consolidated financial statements.
Non-GAAP Financial Information
This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes references to free cash flow and return of capital to stockholders as a percent of free cash flow. These are financial measures that were not prepared in accordance with GAAP. We define “free cash flow” as net cash provided by operating activities less capital expenditures and “return of capital to stockholders” as cash paid to repurchase shares of our common stock and cash dividends paid.
The non-GAAP financial information presented should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. In addition, “non-GAAP” is not a term defined by GAAP, and as a result, our measure of non-GAAP results might be different than similarly titled measures used by other companies.

We use free cash flow to facilitate an understanding of the amount of cash flow generated that is available to grow our business and to create long-term stockholder value. We believe return of capital to stockholders as a percentage of free cash flow provides insight into our cash-generating activities relative to the amount of capital returned to stockholders. These non-GAAP measures are supplemental to the comparable GAAP measures. The following is a reconciliation between GAAP and non-GAAP results for fiscal 2014 (dollars in millions):

Net cash provided by operating activities (GAAP)	$8,887
Capital expenditures	(1,185)
Free cash flow (non-GAAP)	$7,702

Cash paid to repurchase shares of our common stock (before commissions)	$4,548
Cash dividends paid	2,586
Total return of capital to stockholders	$7,134

Total return of capital to stockholders as a percentage of net cash provided by operating activities (GAAP)	80%
Total return of capital to stockholders as a percentage of free cash flow (non-GAAP)	93%
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk. We invest a portion of our cash in a number of diversified fixed and floating rate securities, consisting of cash equivalents, marketable debt securities, debt funds and derivative instruments (including interest rate swaps) that are subject to interest rate risk. Changes in the general level of interest rates can affect the fair value of our investment portfolio. If interest rates in the general economy were to rise, our holdings could lose value. We provide a sensitivity analysis that shows the effect of an assumed 100 basis point adverse movement in interest rates across the entire yield curve. At September 28, 2014, a hypothetical increase in interest rates of 100 basis points on our holdings would have resulted in decreases of $12 million and $360 million in the fair values of our holdings classified as trading (including derivative instruments) and our remaining holdings, respectively.
Equity Price Risk. We hold a diversified marketable securities portfolio that includes equity securities and fund shares that are subject to equity price risk. We have made investments in marketable equity securities of companies of varying size, style, industry and geography, and changes in investment allocations may affect the price volatility of our investments. A 10% decrease in the market price of our marketable equity securities and fund shares at September 28, 2014 would have caused a decrease in the carrying amounts of these securities of $234 million. At September 28, 2014, gross unrealized losses of our marketable equity securities and fund shares were negligible. Although we consider the unrealized losses to be temporary, there is a risk that we may incur other-than-temporary impairment charges or realized losses on the values of these securities if they do not recover in value within a reasonable period.
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
At September 28, 2014, our net asset related to foreign currency option contracts designated as hedges of foreign currency risk (on royalties earned from certain licensees on their sales of CDMA-based devices) were negligible. If our forecasted royalty revenues for currencies in which we hedge were to decline by 20% and foreign exchange rates were to change unfavorably by 20% in our hedged foreign currency, we would not incur a loss as our hedge positions would continue to be fully effective.
At September 28, 2014, our net asset related to foreign currency forwards, futures, options and swaps in our marketable securities portfolios that were not designated as hedging instruments were negligible. If the foreign exchange rates relevant to these contracts were to change unfavorably by 10% and we do not have an offset foreign currency exposure relating to debt instruments held in our marketable securities portfolios classified as trading, we would incur a negligible loss.
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
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements at September 28, 2014 and September 29, 2013 and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K on pages F-1 through F-33.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of September 28, 2014.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 28, 2014, as stated in its report which appears on page F-1.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2015 Annual Meeting of Stockholders (the 2015 Proxy Statement) under the headings “Nominees for Election” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Certain information required by this item regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers,” and certain information is incorporated by reference to the 2015 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this item regarding corporate governance is incorporated by reference to the 2015 Proxy Statement under the headings “Code of Ethics and Corporate Governance Principles and Practices,” “Director Nominations” and “Board Meetings, Committees and Attendance.”
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the 2015 Proxy Statement under the headings “Executive Compensation and Related Information,” “Compensation Tables and Narrative Disclosures,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Compensation Committee Report.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the 2015 Proxy Statement under the headings “Equity Compensation Plan Information” and “Stock Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the 2015 Proxy Statement under the headings “Certain Relationships and Related-Person Transactions” and “Director Independence.”
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the 2015 Proxy Statement under the heading “Fees for Professional Services” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Public Accountants.”

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
(a) Financial Statements:
Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included in the notes to the consolidated financial statements.
(b) Exhibits

Exhibit Number	Description

2.1	Rule 2.7 Announcement, Recommended Cash Acquisition of CSR plc by Qualcomm Global Trading Pte. Ltd. (1)
3.1	Restated Certificate of Incorporation, as amended. (2)
3.4	Amended and Restated Bylaws. (3)
4.1	Amended and Restated Rights Agreement dated as of September 26, 2005 between the Company and Computershare Trust Company, N.A., as successor Rights Agent to Computershare Investor Services LLC. (4)
4.2
Amendment dated as of December 7, 2006 to the Amended and Restated Rights Agreement dated as of September 26, 2005 between the Company and Computershare Trust Company, N.A., as successor Rights Agent to Computershare Investor Services LLC. (5)

10.1	Form of Indemnity Agreement between the Company, each director and certain officers. (6)(7)
10.40	Form of Stock Option Grant Notice and Agreement under the 2001 Stock Option Plan. (6)(8)
10.43	Form of Stock Option Grant Notice and Agreement under the 2001 Non-Employee Directors’ Stock Option Plan. (6)(9)
10.55	2001 Stock Option Plan, as amended. (6)(10)
10.66	2001 Non-Employee Directors’ Stock Option Plan, as amended. (6)(11)
10.84	Form of Grant Notice and Stock Option Agreement under the 2006 Long-Term Incentive Plan. (6)(12)
10.86	Form of Grant Notice and Market Stock Unit Agreement under the 2006 Long-Term Incentive Plan. (6)(13)
10.94	2006 Long-Term Incentive Plan, as amended and restated. (6)(14)
10.95	Amended and Restated QUALCOMM Incorporated 2001 Employee Stock Purchase Plan. (6)(14)
10.96	Atheros Communications, Inc. 2004 Stock Incentive Plan, as amended. (6)(15)
10.99	Third Amended and Restated Intellon Corporation 2000 Employee Incentive Plan. (6)(15)
10.100	Intellon Corporation 2007 Equity Incentive Plan. (6)(15)
10.101	Resolutions Amending Atheros Communications, Inc. Equity Plans. (6)(15)
10.102	Executive Retirement Matching Contribution Plan, amended and restated generally effective January 1, 2011, as subsequently amended by Amendment Number 1 and Amendment Number 2. (6)(16)
10.103	Amendment to the 2006 Long-Term Incentive Plan, as amended and restated. (6)(16)

Exhibit Number	Description
10.104	Form of Grant Notices and Global Employee Stock Option Agreement under the 2006 Long-Term Incentive Plan. (6)(16)
10.105	Form of Grant Notices and Global Employee Restricted Stock Unit Agreement under the 2006 Long-Term Incentive Plan. (6)(16)
10.106	Form of Grant Notice and Performance Stock Unit Agreement under the 2006 Long-Term Incentive Plan for the November 1, 2010 to October 31, 2013 performance periods. (6)(16)
10.107
Form of Grant Notices and Performance Stock Unit Agreements under the 2006 Long-Term Incentive Plan for the September 26, 2011 to September 26, 2014 performance periods, including variation of forms for employee in the United Kingdom. (6)(16)

10.108	Form of Performance Unit Agreements for the Annual Cash Incentive Plan under the 2006 Long-Term Incentive Plan for the fiscal 2012 performance period. (6)(16)
10.110
Executive Retirement Matching Contribution Plan amended and restated generally effective January 1, 2011, as subsequently amended by Amendment Number 1, Amendment Number 2 and Amendment Number 3. (6)(17)

10.111	Form of Performance Unit Agreements for the Annual Cash Incentive Plan under the 2006 Long-Term Incentive Plan for the fiscal 2013 performance period. (6)(17)
10.112	2006 Long-Term Incentive Plan, as amended and restated. (6)(18)
10.113	Amended and Restated QUALCOMM Incorporated 2001 Employee Stock Purchase Plan. (6)(18)
10.114	Form of Aircraft Time Sharing Agreement. (6)(19)
10.115	Form of Executive Grant Notices and Executive Performance Stock Unit Agreements under the 2006 Long-Term Incentive Plan for the September 30, 2013 to September 27, 2015 performance periods. (6)(20)
10.116	Non-Qualified Deferred Compensation Plan (formerly known as Executive Retirement Matching Contribution Plan) amended and restated effective September 30, 2013. (6)(20)
10.117
Form of Grant Notices and Non-Employee Director Restricted Stock Unit Agreements under the 2006 Long-Term Incentive Plan for non-employee directors residing in the United Kingdom and Hong Kong. (6)(20)

10.118	Form of Executive Grant Notice and Executive Performance Stock Unit Agreement under the 2006 Long-Term Incentive Plan, which includes a September 30, 2013 to June 29, 2014 performance period. (6)(20)
10.119	Form of Grant Notices and Non-Employee Director Deferred Stock Unit Agreements under the 2006 Long-Term Incentive Plan for non-employee directors residing in the United States and Spain. (6)(20)
10.120	Form of Annual Cash Incentive Plan Performance Unit Agreements. (6)(21)
10.121	Non-Qualified Deferred Compensation Plan amended and restated effective September 29, 2014. (6)(22)
10.122	Form of Non-Employee Director Deferred Stock Unit Grant Notices and Deferred Stock Unit Agreement under the 2006 Long-Term Incentive Plan for non-employee directors residing in Singapore. (6)(22)
10.123
Form of Executive Restricted Stock Unit Grant Notice and Executive Restricted Stock Unit Agreements under the 2006 Long-Term Incentive Plan, which includes a September 29, 2014 to March 29, 2015 performance period. (6)(22)

10.124	Form of Executive Restricted Stock Unit Grant Notice and Executive Restricted Stock Unit Agreement under the 2006 Long-Term Incentive Plan. (6)
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steven M. Mollenkopf.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George S. Davis.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven M. Mollenkopf.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for George S. Davis.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.

Exhibit Number	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Labels Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.

(1)Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 15, 2014.
(2)Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012.
(3)Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 11, 2012.
(4)Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-19528) filed on September 30, 2005.
(5)Filed as an Exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-19528) filed on December 12, 2006.
(6)Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a).
(7)Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-42782).
(8)Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-19528) for the quarter ended June 27, 2004.
(9)Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-19528) for the quarter ended April 1, 2001.
(10)Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-19528) for the quarter ended March 28, 2004.
(11)Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A (File No. 000-19528) filed on May 6, 2005.
(12)Filed as an exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-19528) for the year ended September 27, 2009.
(13)Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2009.
(14)Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2011.
(15)Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on June 1, 2011.
(16)Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2012.
(17)Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2012.
(18)Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
(19)Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
(20)Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended September 29, 2013.
(21)Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2013.
(22)Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2014.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 5, 2014

QUALCOMM Incorporated

By	/s/ Steven M. Mollenkopf
Steven M. Mollenkopf,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven M. Mollenkopf	Chief Executive Officer and Director	November 5, 2014
Steven M. Mollenkopf	(Principal Executive Officer)

/s/ George S. Davis	Executive Vice President and Chief Financial Officer	November 5, 2014
George S. Davis	(Principal Financial Officer)

/s/ John F. Murphy	Senior Vice President and Chief Accounting Officer	November 5, 2014
John F. Murphy	(Principal Accounting Officer)

/s/ Barbara T. Alexander	Director	November 5, 2014
Barbara T. Alexander

/s/ Donald G. Cruickshank	Director	November 5, 2014
Donald G. Cruickshank

/s/ Raymond V. Dittamore	Director	November 5, 2014
Raymond V. Dittamore

/s/ Susan Hockfield	Director	November 5, 2014
Susan Hockfield

/s/ Thomas W. Horton	Director	November 5, 2014
Thomas W. Horton

/s/ Paul E. Jacobs	Chairman	November 5, 2014
Paul E. Jacobs

/s/ Sherry Lansing	Director	November 5, 2014
Sherry Lansing

/s/ Harish Manwani	Director	November 5, 2014
Harish Manwani

/s/ Duane A. Nelles	Director	November 5, 2014
Duane A. Nelles

/s/ Clark T. Randt, Jr.	Director	November 5, 2014
Clark T. Randt, Jr.

/s/ Francisco Ros	Director	November 5, 2014
Francisco Ros

/s/ Jonathan J. Rubinstein	Director	November 5, 2014
Jonathan J. Rubinstein

/s/ Brent Scowcroft	Director	November 5, 2014
Brent Scowcroft

/s/ Marc I. Stern	Director	November 5, 2014
Marc I. Stern

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of QUALCOMM Incorporated:
In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of QUALCOMM Incorporated and its subsidiaries at September 28, 2014 and September 29, 2013 and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
San Diego, California

November 5, 2014

QUALCOMM Incorporated
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	September 28, 2014	September 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$7,907	$6,142
Marketable securities	9,658	8,824
Accounts receivable, net	2,412	2,142
Inventories	1,458	1,302
Deferred tax assets	577	573
Other current assets	401	572
Total current assets	22,413	19,555
Marketable securities	14,457	14,440
Deferred tax assets	1,174	1,059
Property, plant and equipment, net	2,487	2,995
Goodwill	4,488	3,976
Other intangible assets, net	2,580	2,553
Other assets	975	938
Total assets	$48,574	$45,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,183	$1,554
Payroll and other benefits related liabilities	802	839
Unearned revenues	785	501
Other current liabilities	2,243	2,319
Total current liabilities	6,013	5,213
Unearned revenues	2,967	3,666
Other liabilities	428	550
Total liabilities	9,408	9,429

Commitments and contingencies (Note 7)

Stockholders’ equity:
Qualcomm stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,669 and 1,685 shares issued and outstanding, respectively	7,736	9,874
Retained earnings	30,799	25,461
Accumulated other comprehensive income	634	753
Total Qualcomm stockholders’ equity	39,169	36,088
Noncontrolling interests	(3)	(1)
Total stockholders’ equity	39,166	36,087
Total liabilities and stockholders’ equity	$48,574	$45,516

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended
	September 28, 2014	September 29, 2013	September 30, 2012
Revenues:
Equipment and services	$18,625	$16,988	$12,465
Licensing	7,862	7,878	6,656
Total revenues	26,487	24,866	19,121
Costs and expenses:
Cost of equipment and services revenues	10,686	9,820	7,096
Research and development	5,477	4,967	3,915
Selling, general and administrative	2,290	2,518	2,270
Other	484	331	158
Total costs and expenses	18,937	17,636	13,439
Operating income	7,550	7,230	5,682
Investment income, net (Note 3)	1,228	964	880
Income from continuing operations before income taxes	8,778	8,194	6,562
Income tax expense	(1,244)	(1,349)	(1,279)
Income from continuing operations	7,534	6,845	5,283
Discontinued operations, net of income taxes (Note 11)	430	—	776
Net income	7,964	6,845	6,059
Net loss attributable to noncontrolling interests	3	8	50
Net income attributable to Qualcomm	$7,967	$6,853	$6,109

Basic earnings per share attributable to Qualcomm:
Continuing operations	$4.48	$3.99	$3.14
Discontinued operations	0.25	—	0.45
Net income	$4.73	$3.99	$3.59
Diluted earnings per share attributable to Qualcomm:
Continuing operations	$4.40	$3.91	$3.06
Discontinued operations	0.25	—	0.45
Net income	$4.65	$3.91	$3.51
Shares used in per share calculations:
Basic	1,683	1,715	1,700
Diluted	1,714	1,754	1,741

Dividends per share announced	$1.54	$1.20	$0.93

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended
	September 28, 2014	September 29, 2013	September 30, 2012
Net income	$7,964	$6,845	$6,059
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation	1	(20)	(19)
Reclassification of foreign currency translation losses included in net income	1	11	—
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain available-for-sale debt securities, net of income taxes of $1, $0 and $1, respectively	(1)	(1)	4
Reclassification of net other-than-temporary losses on available-for-sale securities included in net income, net of income taxes of $55, $26 and $26, respectively	101	47	47
Net unrealized gains on other available-for-sale securities, net of income taxes of $140, $11 and $350, respectively	259	20	640
Reclassification of net realized gains on available-for-sale securities included in net income, net of income taxes of $252, $102 and $96, respectively	(462)	(186)	(175)
Net unrealized gains on derivative instruments, net of income taxes of $4, $13 and $7, respectively	8	24	12
Reclassification of net realized (gains) losses on derivative instruments, net of income taxes of $14, $5 and $3, respectively	(26)	(9)	6
Total other comprehensive (loss) income	(119)	(114)	515
Total comprehensive income	7,845	6,731	6,574
Comprehensive loss attributable to noncontrolling interests	3	9	46
Comprehensive income attributable to Qualcomm	$7,848	$6,740	$6,620

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	September 28, 2014	September 29, 2013	September 30, 2012
Operating Activities:
Net income	$7,964	$6,845	$6,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,150	1,017	897
Gain on sale of discontinued operations	(665)	—	—
Gain on sale of wireless spectrum	—	—	(1,179)
Long-lived asset and goodwill impairment charges	642	192	84
Income tax provision in excess of income tax payments	298	268	395
Non-cash portion of share-based compensation expense	1,059	1,105	1,035
Incremental tax benefit from share-based compensation	(280)	(231)	(168)
Net realized gains on marketable securities and other investments	(826)	(369)	(369)
Impairment losses on marketable securities and other investments	180	85	83
Other items, net	(17)	(19)	(174)
Changes in assets and liabilities:
Accounts receivable, net	(281)	(680)	(456)
Inventories	(155)	(300)	(252)
Other assets	108	(209)	(240)
Trade accounts payable	619	307	371
Payroll, benefits and other liabilities	(617)	752	(341)
Unearned revenues	(292)	15	253
Net cash provided by operating activities	8,887	8,778	5,998
Investing Activities:
Capital expenditures	(1,185)	(1,048)	(1,284)
Purchases of available-for-sale securities	(13,581)	(13,951)	(15,511)
Proceeds from sales and maturities of available-for-sale securities	13,587	13,494	9,858
Purchases of trading securities	(3,075)	(3,312)	(4,009)
Proceeds from sales and maturities of trading securities	2,824	3,367	3,060
Purchases of other marketable securities	(220)	—	—
Proceeds from sale of discontinued operations, net of cash sold	788	—	—
Proceeds from sale of wireless spectrum	—	—	1,925
Acquisitions and other investments, net of cash acquired	(883)	(192)	(833)
Other items, net	106	64	(83)
Net cash used by investing activities	(1,639)	(1,578)	(6,877)
Financing Activities:
Proceeds from issuance of common stock	1,439	1,525	1,714
Incremental tax benefit from share-based compensation	280	231	168
Repurchases and retirements of common stock	(4,549)	(4,610)	(1,313)
Dividends paid	(2,586)	(2,055)	(1,583)
Borrowings under loans and debentures	—	534	710
Repayments of loans and debentures	—	(439)	(591)
Other items, net	(64)	(31)	138
Net cash used by financing activities	(5,480)	(4,845)	(757)
Changes in cash and cash equivalents held for sale	—	(15)	—
Effect of exchange rate changes on cash	(3)	(5)	(19)
Net increase (decrease) in cash and cash equivalents	1,765	2,335	(1,655)
Cash and cash equivalents at beginning of year	6,142	3,807	5,462
Cash and cash equivalents at end of year	$7,907	$6,142	$3,807
See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock Shares	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Qualcomm Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at September 25, 2011	1,681	$10,394	$16,204	$353	$26,951	$21	$26,972
Total comprehensive income (1)	—	—	6,109	511	6,620	(46)	6,574
Common stock issued under employee benefit plans and the related tax benefits, net of shares withheld for tax	49	1,772	—	—	1,772	—	1,772
Repurchases and retirements of common stock	(24)	(1,313)	—	—	(1,313)	—	(1,313)
Share-based compensation	—	1,062	—	—	1,062	—	1,062
Dividends	—	—	(1,612)	—	(1,612)	—	(1,612)
Issuance of subsidiary shares to noncontrolling interests	—	44	—	2	46	40	86
Other	—	(3)	—	—	(3)	7	4
Balance at September 30, 2012	1,706	11,956	20,701	866	33,523	22	33,545
Total comprehensive income	—	—	6,853	(113)	6,740	(9)	6,731
Common stock issued under employee benefit plans and the related tax benefits, net of shares withheld for tax	51	1,385	—	—	1,385	—	1,385
Repurchases and retirements of common stock	(72)	(4,610)	—	—	(4,610)	—	(4,610)
Share-based compensation	—	1,142	—	—	1,142	—	1,142
Dividends	—	—	(2,093)	—	(2,093)	—	(2,093)
Issuance of subsidiary shares to noncontrolling interests	—	2	—	—	2	9	11
Deconsolidation of subsidiaries	—	—	—	—	—	(23)	(23)
Other	—	(1)	—	—	(1)	—	(1)
Balance at September 29, 2013	1,685	9,874	25,461	753	36,088	(1)	36,087
Total comprehensive income (1)	—	—	7,967	(119)	7,848	(3)	7,845
Common stock issued under employee benefit plans and the related tax benefits, net of shares withheld for tax	44	1,309	—	—	1,309	—	1,309
Repurchases and retirements of common stock	(60)	(4,549)	—	—	(4,549)	—	(4,549)
Share-based compensation	—	1,101	—	—	1,101	—	1,101
Dividends	—	—	(2,629)	—	(2,629)	—	(2,629)
Other	—	1	—	—	1	1	2
Balance at September 28, 2014	1,669	$7,736	$30,799	$634	$39,169	$(3)	$39,166

(1)	Income (loss) from discontinued operations, net of income taxes, (Note 11) was attributable to Qualcomm.
See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Its Significant Accounting Policies
The Company. QUALCOMM Incorporated, a Delaware corporation, and its subsidiaries (collectively the Company or Qualcomm), develop, design, manufacture, have manufactured on its behalf and market digital communications products and services. The Company is a leading developer and supplier of integrated circuits and system software based on CDMA (Code Division Multiple Access), OFDMA (Orthogonal Frequency Division Multiple Access) and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products to device and infrastructure manufacturers. The Company grants licenses to use portions of its intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, and receives fixed license fees (payable in one or more installments) as well as ongoing royalties based on sales by licensees of wireless telecommunications equipment products incorporating its patented technologies. The Company provides software services for content and push-to-talk enablement across a wide variety of platforms and devices for the wireless industry and sells products designed for the implementation of small cells. The Company also makes strategic investments to support the global adoption of its technologies and services.
Principles of Consolidation. The Company’s consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries. In addition, the Company consolidates its investment in an immaterial less than majority-owned variable interest entity as the Company is the primary beneficiary. The ownership of the other interest holders of consolidated subsidiaries and the variable interest entity is presented separately in the consolidated balance sheets and statements of operations. All significant intercompany accounts and transactions have been eliminated.
Financial Statement Preparation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s consolidated financial statements and the accompanying notes. Examples of the Company’s significant accounting estimates that may involve a higher degree of judgment and complexity than others include: the valuation and assessment of the recoverability of goodwill, other indefinite-lived assets and long-lived assets; the valuation of marketable securities and the determination of other-than-temporary impairments; the calculation of tax liabilities, including the recognition and measurement of uncertain tax positions, and the determination that the operating earnings of certain non-United States subsidiaries are indefinitely reinvested outside the United States; and the recognition and measurement of loss contingencies related to legal proceedings. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.
Fiscal Year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The fiscal years ended September 28, 2014 and September 29, 2013 included 52 weeks. The fiscal year ended September 30, 2012 included 53 weeks.
Cash Equivalents. The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents are comprised of money market funds, certificates of deposit, commercial paper, government agencies’ securities, certain bank time deposits and repurchase agreements fully collateralized by government agencies’ securities. The carrying amounts approximate fair value due to the short maturities of these instruments.
Marketable Securities. Marketable securities include trading securities, available-for-sale securities and securities for which the Company has elected the fair value option. The classification of marketable securities within these categories is determined at the time of purchase and reevaluated at each balance sheet date. The Company classifies portfolios of debt securities that utilize derivative instruments to acquire or reduce foreign exchange and/or equity, prepayment and credit risk as trading. The Company classifies marketable securities as current or noncurrent based on the nature of the securities and their availability for use in current operations. Marketable securities are stated at fair value. The net unrealized gains or losses on available-for-sale securities are recorded as a component of accumulated other comprehensive income, net of income taxes. The unrealized gains or losses on trading securities and securities for which the Company has elected the fair value option are recognized in net investment income. The realized gains and losses on marketable securities are determined using the specific identification method.
At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the unrealized loss is other than temporary. The Company considers factors including: the significance of the decline in value as compared to the cost basis; underlying factors contributing to a decline in the prices of securities in a single asset class; how long the market value of the security has been less than its cost basis; the security’s relative performance versus its peers, sector or asset class; expected market volatility; the market and economy in general; analyst recommendations and price targets; views of external investment managers; news or financial information that has been released specific to the investee; and the outlook for the overall industry in which the investee operates.

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
When calculating the present value of expected cash flows to determine the credit loss portion of the other-than-temporary impairment, the Company estimates the amount and timing of projected cash flows, the probability of default and the timing and amount of recoveries on a security-by-security basis. These calculations use inputs primarily based on observable market data, such as credit default swap spreads, historical default and recovery statistics, rating agency data, credit ratings and other data relevant to analyzing the collectibility of the security. The amortized cost basis of a debt security is adjusted for any credit loss portion of the impairment recorded to net investment income. The difference between the new cost basis and cash flows expected to be collected is accreted to net investment income over the remaining expected life of the security.
Securities that are accounted for as equity securities include investments in common stock, certain preferred stock, equity funds and debt funds. For equity securities, the Company considers the loss relative to the expected volatility and the likelihood of recovery over a reasonable period of time. If events and circumstances indicate that a decline in the value of an equity security has occurred and is other than temporary, the Company records a charge to net investment income for the difference between fair value and cost at the balance sheet date. Additionally, if the Company has either the intent to sell the equity security or does not have both the intent and the ability to hold the equity security until its anticipated recovery, the Company records a charge to net investment income for the difference between fair value and cost at the balance sheet date.
Derivatives. The Company’s primary objective for holding derivative instruments is to manage foreign exchange risk for certain foreign currency revenue and operating expenditure transactions. To a lesser extent, the Company also holds derivative instruments in its investment portfolios to manage risk by acquiring or reducing foreign exchange risk, interest rate risk and/or equity, prepayment and credit risk. The Company also uses derivative instruments as part of its stock repurchase program. Derivative instruments are recorded at fair value and included in other current assets, noncurrent assets, other accrued liabilities or other noncurrent liabilities based on their maturity dates. Counterparties to the Company’s derivative instruments are all major institutions.
Foreign Currency Hedges: The Company manages its exposure to foreign exchange market risks, when deemed appropriate, through the use of derivative instruments, including foreign currency forward and option contracts with financial counterparties. These derivative instruments mature between three and six months. Gains and losses arising from the effective portion of such contracts that are designated as cash flow hedging instruments are recorded as a component of accumulated other comprehensive income as gains and losses on derivative instruments, net of income taxes. The hedging gains and losses in accumulated other comprehensive income are subsequently reclassified to revenues or costs and expenses, as applicable, in the consolidated statements of operations in the same period in which the underlying transactions affect the Company’s earnings. Gains and losses arising from the ineffective portion of such contracts are recorded in net investment income as gains and losses on derivative instruments. The cash flows associated with derivative instruments designated as cash flow or net investment hedging instruments are classified as cash flows from operating activities in the consolidated statements of cash flows, which is the same category as the hedged transaction. The cash flows associated with the ineffective portion of such derivative instruments are classified as cash flows from investing activities in the consolidated statements of cash flows.
The aggregate fair value of the Company’s foreign currency option and forward contracts used to hedge foreign currency risk recorded in total assets and in total liabilities was negligible at September 28, 2014. At September 29, 2013, the fair value recorded in total assets and in total liabilities was $38 million and $9 million, respectively. All such instruments were designated as cash flow hedges.
Investment Portfolio Derivatives: The Company also utilizes currency forwards, futures, options and swaps that are not designated as hedging instruments to acquire or reduce foreign exchange, interest rate and/or equity, prepayment and credit risks in its marketable securities investment portfolios. The Company primarily uses such derivative instruments for risk management, and not speculative, purposes. These derivative instruments mature over various periods up to 3 years. Gains and losses arising from changes in the fair values of such derivative instruments are recorded in net investment income as gains and losses on derivative instruments. The cash flows associated with such derivative instruments are classified as cash flows from

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investing activities in the consolidated statements of cash flows. At September 28, 2014 and September 29, 2013, the fair values of these derivative instruments recorded in total assets and in total liabilities were negligible.
Gross Notional Amounts. The gross notional amounts of the Company’s foreign currency and investment portfolio derivatives by instrument type were as follows (in millions):

	September 28, 2014	September 29, 2013
Futures	$260	$106
Forwards	210	544
Options	122	609
Swaps	5	18
	$597	$1,277
The gross notional amounts by currency were as follows (in millions):

	September 28, 2014	September 29, 2013
United States dollar	$266	$108
Korean won	121	—
British pound sterling	97	46
Euro	43	161
Japanese yen	19	617
Canadian dollar	10	62
Indian rupee	3	205
Other	38	78
	$597	$1,277
Stock Repurchase Program: In connection with the Company’s stock repurchase program, the Company may sell put options that require it to repurchase shares of its common stock at fixed prices. These put options subject the Company to equity price risk. Changes in the fair value of these put options are recorded in net investment income as gains and losses on derivative instruments. The cash flows associated with the put options are classified as cash flows from investing activities in the consolidated statements of cash flows. There were no put options outstanding at September 28, 2014 and September 29, 2013.
Fair Value Measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:

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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Equivalents and Marketable Securities: With the exception of auction rate securities, the Company obtains pricing information from quoted market prices, pricing vendors or quotes from brokers/dealers. The Company conducts reviews of its primary pricing vendors to determine whether the inputs used in the vendor’s pricing processes are deemed to be observable. The fair value for interest-bearing securities includes accrued interest.
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
The fair value of highly rated mortgage- and asset-backed securities is derived from the use of matrix pricing (prices for similar securities) or, in some cases, cash flow pricing models with observable inputs, such as contractual terms, maturity, credit rating and/or securitization structure to determine the timing and amount of future cash flows. Certain mortgage- and asset-backed securities, principally those rated below AAA, may require the use of significant unobservable inputs to estimate fair value, such as default likelihood, recovery rates and prepayment speed.
The fair value of auction rate securities is estimated by the Company using a discounted cash flow model that incorporates transaction details, such as contractual terms, maturity and timing and amount of future cash flows, as well as assumptions related to liquidity, default likelihood and recovery, the future state of the auction rate market and credit valuation adjustments of market participants. Though most of the securities held by the Company are pools of student loans guaranteed by the U.S. government, prepayment speeds and illiquidity discounts are considered significant unobservable inputs. These additional inputs are generally unobservable, and therefore, auction rate securities are included in Level 3.
Derivative Instruments: Derivative instruments that are traded on an exchange are valued using quoted market prices and are included in Level 1. Derivative instruments that are not traded on an exchange are valued using conventional calculations/models that are primarily based on observable inputs, such as foreign currency exchange rates, the Company’s stock price, volatilities and interest rates, and therefore, such derivative instruments are included in Level 2.
Other Investments and Other Liabilities: Other investments and other liabilities included in Level 1 are comprised of the Company’s deferred compensation plan liability and related assets, which consist of mutual funds classified as trading securities, and are included in other assets.
Allowances for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers the following factors when determining if collection of required payments is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends, changes in customer payment terms and bank credit-worthiness for letters of credit. If the Company has no previous experience with the customer, the Company may request financial information, including financial statements or other documents to determine that the customer has the means of making payment. The Company may also obtain reports from various credit organizations to determine that the customer has a history of paying its creditors. If these factors do not indicate collection is reasonably assured, revenue is deferred as a reduction to accounts receivable until collection becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of the Company’s customers was to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.
Inventories. Inventories are valued at the lower of cost or market (replacement cost, not to exceed net realizable value) using the first-in, first-out method. Recoverability of inventories is assessed based on review of committed purchase orders from customers, as well as purchase commitment projections provided by customers, among other things.
Property, Plant and Equipment. Property, plant and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives. Upon the retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is recorded. Buildings and building improvements on owned land are depreciated over 30 years and 15 years, respectively. Leasehold improvements and buildings on leased land are amortized over the shorter of their estimated useful lives, not to exceed 15 and 30 years, respectively, or the remaining term of the related lease. Other property, plant and equipment have useful lives ranging from 2 to 25 years. Leased property meeting certain capital lease criteria is capitalized, and the net present value of the related lease payments is recorded as a liability. Amortization of assets under capital leases is recorded using the straight-line method over the shorter of the estimated useful lives or the lease terms. Maintenance, repairs and minor renewals or betterments are charged to expense as incurred. Interest expense related to the broadband wireless access (BWA) spectrum and related construction of the network

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

infrastructure assets in India by the Company’s former BWA subsidiaries was capitalized beginning in May 2012 through the third quarter of fiscal 2013 when the BWA subsidiaries were deconsolidated (Note 10). Interest capitalized by the former BWA subsidiaries totaled $65 million in fiscal 2013.
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
Weighted-average amortization periods for finite-lived intangible assets, by class, were as follows (in years):

	September 28, 2014	September 29, 2013
Wireless spectrum	14	14
Marketing-related	9	9
Technology-based	11	11
Customer-related	6	2
Total finite-lived intangible assets	11	11
Impairment of Goodwill, Other Indefinite-Lived Assets and Long-Lived Assets. Goodwill and other indefinite-lived intangible assets are tested annually for impairment in the fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of a reporting unit or indefinite-lived intangible asset is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed. If goodwill is quantitatively assessed for impairment, a two-step approach is applied. First, the Company compares the estimated fair value of the reporting unit in which the goodwill resides to its carrying value. The second step, if necessary, measures the amount of impairment, if any, by comparing the implied fair value of goodwill to its carrying value. Other indefinite-lived intangible assets are quantitatively assessed for impairment, if necessary, by comparing their estimated fair values to their carrying values. If the carrying value exceeds the fair value, the difference is recorded as an impairment.
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
Revenue Recognition. The Company derives revenues principally from sales of integrated circuit products, licensing of its intellectual property and sales of software hosting, software development and other services. The timing of revenue recognition and the amount of revenue actually recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of the Company’s deliverables and obligations.
Revenues from sales of the Company’s products are recognized at the time of shipment, or when title and risk of loss pass to the customer and other criteria for revenue recognition are met, if later. Revenues from providing services are recognized when earned. Revenues from providing services were less than 10% of total revenues for all periods presented.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Unearned revenues consist primarily of license fees for intellectual property with continuing performance obligations.
Concentrations. A significant portion of the Company’s revenues is concentrated with a small number of customers/licensees of the Company’s QCT and QTL segments. Revenues related to the products of two companies comprised 28% and 21% of total consolidated revenues in fiscal 2014, compared to 24% and 19% in fiscal 2013 and 20% and 18% in fiscal 2012. Aggregate accounts receivable from two customers/licensees comprised 44% and 43% of gross accounts receivable at September 28, 2014 and September 29, 2013, respectively.
The Company relies on sole- or limited-source suppliers for some products, particularly products in the QCT segment, subjecting the Company to possible shortages of raw materials or manufacturing capacity. While the Company has established alternate suppliers for certain technologies that the Company considers critical, the loss of a supplier or the inability of a supplier to meet performance or quality specifications or delivery schedules could harm the Company’s ability to meet its delivery obligations and/or negatively impact the Company’s revenues, business operations and ability to compete for future business.
Shipping and Handling Costs. Costs incurred for shipping and handling are included in cost of equipment and services revenues. Amounts billed to a customer for shipping and handling are reported as revenues.
Share-Based Compensation. Share-based compensation expense for equity-classified awards, principally related to restricted stock units (RSUs), is measured at the grant date, or at the acquisition date for awards assumed in business combinations, based on the estimated fair value of the award and is recognized over the employee’s requisite service period. Share-based compensation expense is adjusted to exclude amounts related to share-based awards that are expected to be forfeited.
The fair values of RSUs are estimated based on the fair market values of the underlying stock on the dates of grant or dates the RSUs are assumed. If RSUs do not have the right to participate in dividends, the fair values are discounted by the dividend yield. The weighted-average estimated fair values of employee RSUs granted during fiscal 2014, 2013 and 2012 were $72.81, $64.21 and $58.57 per share, respectively. For the majority of RSUs, shares are issued on the vesting dates net of the amount of shares needed to satisfy statutory tax withholding requirements to be paid by the Company on behalf of the employees. As a result, the actual number of shares issued will be fewer than the number of RSUs outstanding. The annual pre-vest forfeiture rate for RSUs granted in fiscal 2014, 2013 and 2012 was estimated to be approximately 3% based on historical experience.
Total share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

	2014	2013	2012
Cost of equipment and services revenues	$49	$71	$75
Research and development	672	643	546
Selling, general and administrative	338	391	414
Continuing operations	1,059	1,105	1,035
Related income tax benefit	(203)	(217)	(225)
Continuing operations, net of income taxes	856	888	810
Discontinued operations	—	—	1
Related income tax benefit	—	—	—
Discontinued operations, net of income taxes	—	—	1
	$856	$888	$811

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded $249 million, $242 million and $270 million in share-based compensation expense during fiscal 2014, 2013 and 2012, respectively, related to share-based awards granted during those periods. The remaining share-based compensation expense was primarily related to share-based awards granted in earlier periods and share-based awards assumed. In addition, for fiscal 2014, 2013 and 2012, $280 million, $231 million and $168 million, respectively, were reclassified to reduce net cash provided by operating activities with an offset to net cash used by financing activities in the consolidated statements of cash flows to reflect the incremental tax benefits from stock options exercised and restricted stock units and other share-based awards that vested in those periods. The amount of compensation cost capitalized related to share-based awards was negligible for all periods presented.
Legal Proceedings. The Company is currently involved in certain legal proceedings. The Company records its best estimate of a loss related to pending legal proceedings when the loss is considered probable and the amount can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. As additional information becomes available, the Company assesses the potential liability related to pending legal proceedings and revises its estimates. The Company’s legal costs associated with defending itself are recorded to expense as incurred.
Foreign Currency. Certain foreign subsidiaries use a local currency as the functional currency. Resulting translation gains or losses are recognized as a component of accumulated other comprehensive income.
Transaction gains or losses related to balances denominated in a currency other than the functional currency are recognized in the consolidated statements of operations. Net foreign currency transaction losses included in the Company’s consolidated statements of operations were negligible for all years presented.
Income Taxes. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Tax law and rate changes are reflected in income in the period such changes are enacted. The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company includes interest and penalties related to income taxes, including unrecognized tax benefits, within income tax expense.
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
The Company recognizes windfall tax benefits associated with share-based awards directly to stockholders’ equity when realized. A windfall tax benefit occurs when the actual tax benefit realized by the Company upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the Company had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, the Company follows the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes.
Earnings Per Common Share. Basic earnings per common share are computed by dividing net income attributable to Qualcomm by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share are computed by dividing net income attributable to Qualcomm by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, if any, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost for future service that the Company has not yet recognized, if any, and the estimated tax benefits that would be recorded in paid-in capital when an award is settled, if any, are assumed to be used to repurchase shares in the current period. The dilutive common share equivalents, calculated using the treasury stock method, for fiscal 2014, 2013 and 2012 were 30,655,000, 38,670,000 and 40,978,000, respectively.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares of common stock equivalents outstanding that were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period were 846,000, 507,000 and 3,537,000 during fiscal 2014, 2013 and 2012, respectively. Put options outstanding during fiscal 2012 were not included in the earnings per common share computation because the put options’ exercise prices were less than the average market price of the common stock while they were outstanding, and therefore, the effect on diluted earnings per common share would be anti-dilutive.
Other Comprehensive Income. Other comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, other than net income and including foreign currency translation adjustments and unrealized gains and losses on marketable securities and derivative instruments. Changes in the components of accumulated other comprehensive income, net of income taxes, in the Company’s stockholders’ equity during the fiscal year ended September 28, 2014 were as follows (in millions):

	Foreign Currency Translation Adjustment		Noncredit Other-than-Temporary Impairment Losses and Subsequent Changes in Fair Value for Certain Available-for-Sale Debt Securities		Net Unrealized Gain on Other Available-for-Sale Securities		Net Unrealized Gain (Loss) on Derivative Instruments		Total Accumulated Other Comprehensive Income
Balance at September 29, 2013	$(115)		$25		$825		$18		$753
Other comprehensive income (loss) before reclassifications	1		(1)		259		8		267
Reclassifications from accumulated other comprehensive income (loss)	1	(a)	—	(a)	(361)	(a)	(26)	(b)	(386)
Other comprehensive income (loss)	2		(1)		(102)		(18)		(119)
Balance at September 28, 2014	$(113)		$24		$723		$—		$634

(a)	Reclassifications from accumulated other comprehensive income (loss) of $360 million for the fiscal year ended September 28, 2014 were recorded in investment income, net (Note 3).

(b)
Reclassifications from accumulated other comprehensive income (loss) of $26 million for the fiscal year ended September 28, 2014 were recorded in revenues, cost of equipment and services revenues, research and development expenses and selling, general and administrative expenses.

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASU 2014-09 defines a five-step approach for recognizing revenue which may require a company to use more judgment and make more estimates than under the current guidance. This ASU will be effective for the Company starting in the first quarter of fiscal 2018. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the fiscal 2018 opening retained earnings balance. The Company is in the process of determining the adoption method as well as the effects the adoption will have on its consolidated financial statements.
Note 2. Composition of Certain Financial Statement Items

Accounts Receivable (in millions)	September 28, 2014	September 29, 2013
Trade, net of allowances for doubtful accounts of $5 and $2, respectively	$2,362	$2,066
Long-term contracts	17	27
Other	33	49
	$2,412	$2,142

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories (in millions)	September 28, 2014	September 29, 2013
Raw materials	$1	$2
Work-in-process	656	631
Finished goods	801	669
	$1,458	$1,302

Property, Plant and Equipment (in millions)	September 28, 2014	September 29, 2013
Land	$225	$212
Buildings and improvements	1,456	1,733
Computer equipment and software	1,349	1,425
Machinery and equipment	2,117	2,013
Furniture and office equipment	85	87
Leasehold improvements	247	218
Construction in progress	201	480
	5,680	6,168
Less accumulated depreciation and amortization	(3,193)	(3,173)
	$2,487	$2,995
During the first quarter of fiscal 2014, as a result of discussions with potential buyers and consideration of alternative uses for the separate asset groups that comprise one of the QMT division’s manufacturing facilities in Taiwan, the Company decreased its estimates of expected cash flows from those assets and recorded an impairment charge of $444 million in other expenses. The Company concluded that a triggering event had not occurred in the first quarter of fiscal 2014 that would have required impairment testing for its remaining QMT assets, including goodwill, as QMT’s licensing business plan did not utilize this manufacturing facility. During the third quarter of fiscal 2014, the Company updated QMT’s licensing business plan and related internal forecasts to reflect a further decrease in expected cash flows. The updated business plan reflects an acceleration of the Company’s plans to transition from QMT’s current generation technology to the licensing of its next generation IMOD (interferometric modulator) display technology and to focus on wearable devices. QMT will continue to make and sell current generation products for a period of time in support of certain existing customer requirements. As a result of this triggering event, the Company assessed the recoverability of the QMT division’s long-lived assets, performed a goodwill impairment test of the QMT reporting unit and recorded impairment charges of $64 million on property, plant and equipment and $100 million on goodwill, respectively, in other expenses. During fiscal 2013 and 2012, the Company recorded $158 million and $54 million in impairment charges on property, plant and equipment as a result of updates to internal forecasts that reflected reductions in expected cash flows. At September 28, 2014, the carrying values of the QMT division’s goodwill and property, plant and equipment were $35 million and $148 million, respectively, including $116 million in property, plant and equipment that was classified as held for sale and included in other assets.
Depreciation and amortization expense related to property, plant and equipment for fiscal 2014, 2013 and 2012 was $609 million, $515 million and $427 million, respectively. The gross book values of property under capital leases included in buildings and improvements were $1 million and $18 million at September 28, 2014 and September 29, 2013, respectively. These capital leases principally related to base station towers and buildings.
At September 28, 2014 and September 29, 2013, buildings and improvements and leasehold improvements that were leased to third parties or held for lease to third parties were negligible. Future minimum rental income on facilities leased to others is expected to be negligible.
Goodwill and Other Intangible Assets. The Company allocates goodwill to its reporting units for annual impairment testing purposes. Goodwill was allocable to reporting units included in the Company’s reportable and nonreportable segments, as described in Note 8, as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 28, 2014	September 29, 2013
QCT	$3,467	$2,875
QTL	712	706
Nonreportable segments	309	395
	$4,488	$3,976
The increase in goodwill from September 29, 2013 to September 28, 2014 was the result of business acquisitions (Note 9), partially offset by impairments (Notes 2 and 12). Cumulative goodwill impairments were $260 million at September 28, 2014.
The components of other intangible assets, net were as follows (in millions):

	September 28, 2014		September 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Wireless spectrum	$18	$(9)	$19	$(8)
Marketing-related	78	(47)	76	(37)
Technology-based	4,460	(1,956)	3,964	(1,512)
Customer-related	85	(49)	87	(36)
	$4,641	$(2,061)	$4,146	$(1,593)
All of these intangible assets are subject to amortization, other than acquired in-process research and development with carrying values of $55 million and $54 million at September 28, 2014 and September 29, 2013, respectively. Amortization expense related to these intangible assets was $543 million, $499 million and $473 million for fiscal 2014, 2013 and 2012, respectively. Amortization expense related to these intangible assets and acquired in-process research and development, beginning upon the expected completion of the underlying projects, is expected to be $521 million, $417 million, $302 million, $265 million and $242 million for fiscal 2015 to 2019, respectively, and $833 million thereafter.

Other Current Liabilities (in millions)	September 28, 2014	September 29, 2013
Customer incentives and other customer-related liabilities	$1,777	$1,706
Other	466	613
	$2,243	$2,319
Note 3. Investment Income
Investment income, net was comprised as follows (in millions):

	2014	2013	2012
Interest and dividend income	$586	$697	$609
Interest expense	(5)	(23)	(90)
Net realized gains on marketable securities	770	317	342
Net realized gains on other investments	56	52	27
Impairment losses on marketable securities	(156)	(72)	(71)
Impairment losses on other investments	(24)	(13)	(12)
Net gains on derivative instruments	5	—	84
Equity in net losses of investees	(10)	(6)	(9)
Net gains on deconsolidation of subsidiaries	6	12	—
	$1,228	$964	$880
Net impairment losses on marketable securities related to the noncredit portion of losses on debt securities recognized in other comprehensive income were negligible for all periods presented.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Income Taxes
The components of the income tax provision for continuing operations were as follows (in millions):

	2014	2013	2012
Current provision:
Federal	$172	$324	$140
State	10	15	1
Foreign	1,116	1,068	934
	1,298	1,407	1,075
Deferred (benefit) provision:
Federal	(30)	(32)	208
State	(10)	6	(16)
Foreign	(14)	(32)	12
	(54)	(58)	204
	$1,244	$1,349	$1,279
The foreign component of the income tax provision consists primarily of foreign withholding taxes on royalty fees included in United States earnings.
The components of income from continuing operations before income taxes by United States and foreign jurisdictions were as follows (in millions):

	2014	2013	2012
United States	$3,213	$3,798	$3,525
Foreign	5,565	4,396	3,037
	$8,778	$8,194	$6,562
The following is a reconciliation of the expected statutory federal income tax provision to the Company’s actual income tax provision for continuing operations (in millions):

	2014	2013	2012
Expected income tax provision at federal statutory tax rate	$3,072	$2,868	$2,297
State income tax provision, net of federal benefit	24	26	24
Foreign income taxed at other than U.S. rates	(1,750)	(1,362)	(1,045)
Research and development tax credits	(61)	(195)	(36)
Other	(41)	12	39
	$1,244	$1,349	$1,279
The Company’s QCT segment’s non-United States headquarters is located in Singapore. The Company has obtained tax incentives in Singapore that commenced in March 2012, which are effective through March 2027, that result in a tax exemption for the first five years provided that the Company meets specified employment and investment criteria. The Company’s Singapore tax rate will increase in fiscal 2017 and again in fiscal 2027 as a result of expiration of these incentives. Had the Company established QCT’s non-United States headquarters in Singapore without these tax incentives, the Company’s income tax expense would have been higher and impacted earnings per share attributable to Qualcomm as follows (in millions, except per share amounts):

	2014	2013	2012
Additional income tax expense	$690	$758	$193
Reduction to basic earnings per share	$0.41	$0.44	$0.11
Reduction to diluted earnings per share	$0.40	$0.43	$0.11

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company considers the operating earnings of certain non-United States subsidiaries to be indefinitely reinvested outside the United States based on the Company’s plans for use and/or investment outside the United States and the Company’s belief that its sources of cash and liquidity in the United States will be sufficient to meet future domestic cash needs. The Company has not recorded a deferred tax liability of approximately $9.1 billion related to the United States federal and state income taxes and foreign withholding taxes on approximately $25.7 billion of undistributed earnings of certain non-United States subsidiaries indefinitely reinvested outside the United States. Should the Company decide to no longer indefinitely reinvest such earnings outside the United States, the Company would have to adjust the income tax provision in the period management makes such determination.
The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is currently a participant in the Internal Revenue Service (IRS) Compliance Assurance Process, whereby the IRS and the Company endeavor to agree on the treatment of all tax issues prior to the tax return being filed. The IRS completed its examination of the Company’s tax return for fiscal 2013 and issued a no change letter in October 2014, resulting in no change to the income tax provision. The Company is no longer subject to United States federal income tax examinations for years prior to fiscal 2014. The Company is subject to examination by the California Franchise Tax Board for fiscal years after 2008. The Company is also subject to income taxes in other taxing jurisdictions in the United States and around the world, many of which are open to tax examinations for periods after fiscal 2000. The Company does not expect the impact of any future state or foreign audits to be material.
The Company had deferred tax assets and deferred tax liabilities as follows (in millions):

	September 28, 2014	September 29, 2013
Unearned revenues	$1,189	$1,305
Accrued liabilities and reserves	529	305
Share-based compensation	404	497
Unrealized losses on marketable securities	370	293
Unused net operating losses	120	91
Other	127	149
Total gross deferred tax assets	2,739	2,640
Valuation allowance	(60)	(51)
Total net deferred tax assets	2,679	2,589
Unrealized gains on marketable securities	(484)	(536)
Intangible assets	(315)	(265)
Property, plant and equipment	(104)	(129)
Other	(31)	(27)
Total deferred tax liabilities	(934)	(957)
Net deferred tax assets	$1,745	$1,632
Reported as:
Current deferred tax assets	$577	$573
Non-current deferred tax assets	1,174	1,059
Non-current deferred tax assets held for sale (1)	—	2
Non-current deferred tax liabilities (1)	(6)	(2)
	$1,745	$1,632

(1)	Non-current deferred tax assets held for sale and non-current deferred tax liabilities were included in other assets and other liabilities, respectively, in the consolidated balance sheets.
At September 28, 2014, the Company had unused federal net operating loss carryforwards of $137 million expiring from 2021 through 2033, unused state net operating loss carryforwards of $1.3 billion expiring from 2015 through 2034, and unused foreign net operating loss carryforwards of $42 million, which expire from 2019 through 2024. At September 28, 2014, the Company had unused tax credits of $31 million in foreign jurisdictions, which begin to expire in 2015. The Company does not expect its federal net operating loss carryforwards and its state income tax credits to expire unused.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company believes, more likely than not, that it will have sufficient taxable income after deductions related to share-based awards to utilize the majority of its deferred tax assets. At September 28, 2014, the Company has provided a valuation allowance on certain foreign deferred tax assets, state net operating losses and state net capital losses of $9 million, $50 million and $1 million, respectively. The valuation allowances reflect the uncertainties surrounding the Company’s ability to generate sufficient future taxable income in certain foreign and state tax jurisdictions to utilize its net operating losses and the Company’s ability to generate sufficient capital gains to utilize all capital losses.
A summary of the changes in the amount of unrecognized tax benefits for fiscal 2014, 2013 and 2012 follows (in millions):

	2014	2013	2012
Beginning balance of unrecognized tax benefits	$221	$86	$96
Additions based on prior year tax positions	1	1	—
Reductions for prior year tax positions and lapse in statute of limitations	(67)	—	(18)
Additions for current year tax positions	5	145	10
Settlements with taxing authorities	(73)	(11)	(2)
Ending balance of unrecognized tax benefits	$87	$221	$86
The Company does not expect any unrecognized tax benefits recorded at September 28, 2014 to result in a significant cash payment in fiscal 2015. Unrecognized tax benefits at September 28, 2014 included $85 million for tax positions that, if recognized, would impact the effective tax rate. The unrecognized tax benefits differ from the amount that would affect the Company’s effective tax rate primarily because the unrecognized tax benefits were included on a gross basis and did not reflect secondary impacts such as the federal deduction for state taxes, adjustments to deferred tax assets and the valuation allowance that might be required if the Company’s tax positions are sustained. The decrease in unrecognized tax benefits in fiscal 2014 was primarily due to an agreement reached with the IRS on components of the Company’s fiscal 2013 tax return. The increase in unrecognized tax benefits in fiscal 2013 was primarily due to tax positions related to transfer pricing. The decrease in unrecognized tax benefits in fiscal 2012 was primarily due to settlement of the Company’s California tax examination for fiscal 2005 through fiscal 2008, which was partially offset by an increase in unrecognized tax benefits generated in fiscal 2012. The Company does not believe that it is reasonably possible that the total amounts of unrecognized tax benefits at September 28, 2014 will significantly increase or decrease in fiscal 2015. Interest expense related to uncertain tax positions was negligible in fiscal 2014, 2013 and 2012. The amount of accrued interest and penalties was negligible at September 28, 2014 and September 29, 2013.
Cash amounts paid for income taxes, net of refunds received, were $1.2 billion, $1.1 billion and $1.3 billion for fiscal 2014, 2013 and 2012, respectively.
Note 5. Capital Stock
Preferred Stock. The Company has 8,000,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $0.0001 per share. In conjunction with the distribution of preferred share purchase rights, 4,000,000 shares of preferred stock are designated as Series A Junior Participating Preferred Stock, and such shares are reserved for issuance upon exercise of the preferred share purchase rights. At September 28, 2014 and September 29, 2013, no shares of preferred stock were outstanding.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Repurchase Program. On March 4, 2014, the Company announced a new stock repurchase program authorizing it to repurchase up to $7.8 billion of the Company’s common stock. This stock repurchase program replaced the previous $5.0 billion stock repurchase program announced on September 11, 2013. The stock repurchase program has no expiration date. Any shares repurchased are retired, and the amount paid in excess of par value is recorded to paid-in capital. During fiscal 2014, 2013 and 2012, the Company repurchased and retired 60,253,000, 71,696,000 and 23,893,000 shares of common stock, respectively, for $4.5 billion, $4.6 billion and $1.3 billion, respectively, before commissions. At September 28, 2014, approximately $5.3 billion remained authorized for repurchase under the Company’s stock repurchase program. Since September 28, 2014, the Company repurchased 8,595,000 shares of common stock for $638 million.
During fiscal 2012, three put options that the Company sold on its own stock in connection with prior stock repurchase programs expired unexercised, and the Company recognized gains of $80 million in net investment income due to changes in the fair values of the put options. No put options were outstanding during fiscal 2014 and 2013.
Dividends. Dividends charged to retained earnings in fiscal 2014, 2013 and 2012 were as follows (in millions, except per share data):

	2014		2013		2012
	Per Share	Total	Per Share	Total	Per Share	Total
First quarter	$0.350	$599	$0.250	$435	$0.215	$368
Second quarter	0.350	599	0.250	439	0.215	377
Third quarter	0.420	718	0.350	615	0.250	429
Fourth quarter	0.420	713	0.350	604	0.250	438
	$1.540	$2,629	$1.200	$2,093	$0.930	$1,612
On October 16, 2014, the Company announced a cash dividend of $0.42 per share of common stock, payable on December 18, 2014 to stockholders of record as of December 1, 2014, which will be reflected in the consolidated financial statements in the first quarter of fiscal 2015.
Note 6. Employee Benefit Plans
Employee Savings and Retirement Plan. The Company has a 401(k) plan that allows eligible employees to contribute up to 100% of their eligible compensation, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company’s contribution expense was $77 million, $70 million and $60 million in fiscal 2014, 2013 and 2012, respectively.
Equity Compensation Plans. The 2006 Long-Term Incentive Plan (the 2006 Plan) was adopted during the second quarter of fiscal 2006 and replaced the 2001 Stock Option Plan and the 2001 Non-Employee Directors’ Stock Option Plan and their predecessor plans (the Prior Plans). The 2006 Plan provides for the grant of incentive and non-qualified stock options, restricted stock units, stock appreciation rights, restricted stock, performance stock units and other share-based awards and is the source of shares issued under the Non-Qualified Deferred Compensation Plan (the NQDCP). The shares authorized under the 2006 Plan were approximately 573,284,000 at September 28, 2014. The share reserve remaining under the 2006 Plan was approximately 226,754,000 at September 28, 2014. Shares subject to any stock option under a Prior Plan that is terminated or canceled (but not a stock option under a Prior Plan that expires) following the date that the 2006 Plan was approved by stockholders, and shares that are subject to an award under the NQDCP and are returned to the Company because they fail to vest, will again become available for grant under the 2006 Plan. The Board of Directors of the Company may amend or terminate the 2006 Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval.
During fiscal 2014, the Company assumed 152,000 outstanding stock options under various stock-based incentive plans (the Assumed Plans) as a result of a business acquisition (Note 9). All remaining shares available under Assumed Plans were terminated on the date of the acquisition, and no additional shares may be granted under those plans.
Net share-based awards, after forfeitures and cancelations, granted during fiscal 2014, 2013 and 2012 represented 0.8%, 0.8% and 0.9% of outstanding shares as of the beginning of each fiscal year, respectively. Total share-based awards granted during fiscal 2014, 2013 and 2012 represented 1.0% of outstanding shares as of the end of each fiscal year.
RSUs are share awards that entitle the holder to receive shares of the Company’s common stock upon vesting. The RSUs generally include dividend-equivalent rights and vest over periods of three years from the date of grant. A summary of RSU transactions for all equity compensation plans follows:

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
	(In thousands)		(In billions)
RSUs outstanding at September 29, 2013	31,078	$59.91
RSUs granted	14,558	72.80
RSUs canceled/forfeited	(2,223)	63.66
RSUs vested	(14,863)	57.66
RSUs outstanding at September 28, 2014	28,550	$67.36	$2.1
At September 28, 2014, total unrecognized compensation expense related to non-vested RSUs granted prior to that date was $1.3 billion, which is expected to be recognized over a weighted-average period of 1.8 years. The total vest-date fair value of RSUs that vested during fiscal 2014, 2013 and 2012 was $1.1 billion, $1.0 billion and $352 million, respectively. Upon vesting, the Company issues new shares of common stock. For the majority of RSUs, shares are issued on the vesting dates net of the amount of shares needed to satisfy statutory tax withholding requirements to be paid by the Company on behalf of the employees. The total shares withheld related to all share-based awards were approximately 5,568,000, 5,805,000 and 1,965,000 in fiscal 2014, 2013 and 2012, respectively, and were based on the value of the awards on their vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $417 million, $374 million and $131 million in fiscal 2014, 2013 and 2012, respectively.
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

	Number of Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In billions)
Stock options outstanding at September 29, 2013	71,026	$41.17
Stock options assumed (1)	152	4.73
Stock options canceled/forfeited/expired	(220)	42.03
Stock options exercised	(28,845)	40.87
Stock options outstanding at September 28, 2014	42,113	$41.23	3.5	$1.4
Exercisable at September 28, 2014	41,701	$41.27	3.5	$1.4

(1)	Represents activity related to options that were assumed as a result of an acquisition (Note 9).
At September 28, 2014, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $12 million, which is expected to be recognized over a weighted-average period of 1.7 years. The total intrinsic value of stock options exercised during fiscal 2014, 2013 and 2012 was $971 million, $949 million and $1.0 billion, respectively, and the amount of cash received from the exercise of stock options was $1.2 billion, $1.3 billion and $1.5 billion, respectively. Upon option exercise, the Company issues new shares of stock.
The total tax benefits realized, including the excess tax benefits, related to share-based awards was $690 million, $659 million and $438 million during fiscal 2014, 2013 and 2012, respectively.
Employee Stock Purchase Plan. The Company has an employee stock purchase plan for eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each offering period, which is generally six months. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The employee stock purchase plan includes a non-423(b) plan. The shares authorized under the employee stock purchase plan were approximately 46,709,000 at September 28, 2014. The shares reserved for future issuance were approximately 6,338,000 at September 28, 2014. During fiscal 2014, 2013 and 2012, approximately 4,376,000, 4,044,000 and 3,654,000 shares, respectively, were issued under the plan at an average price of $58.81, $52.70 and $48.31 per

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

share, respectively. At September 28, 2014, total unrecognized compensation expense related to non-vested purchase rights granted prior to that date was $22 million. The Company recorded cash received from the exercise of purchase rights of $257 million, $213 million and $177 million during fiscal 2014, 2013 and 2012, respectively.
Note 7. Commitments and Contingencies
Legal Proceedings. ParkerVision, Inc. v. QUALCOMM Incorporated: On July 20, 2011, ParkerVision filed a complaint against the Company in the United States District Court for the Middle District of Florida alleging that certain of the Company’s products infringe seven of its patents alleged to cover direct down-conversion receivers. ParkerVision’s complaint sought damages and injunctive and other relief. Subsequently, ParkerVision narrowed its allegations to assert only four patents. On October 17, 2013, the jury returned a verdict finding all asserted claims of the four at-issue patents to be infringed and finding that none of the asserted claims are invalid. On October 24, 2013, the jury returned a separate verdict assessing total past damages of approximately $173 million and finding that the Company’s infringement was not willful. The Company recorded the verdict amount in fiscal 2013 as a charge in other expenses. Post-verdict motions, including the Company’s motions for judgment as a matter of law and a new trial on invalidity and non-infringement and ParkerVision’s motions for injunctive relief and ongoing royalties, were filed by January 24, 2014. A hearing on these motions was held on May 1, 2014. On June 20, 2014, the court granted the Company’s motion to overturn the infringement verdict, denied the Company’s motion to overturn the invalidity verdict, and denied the remaining motions as moot. The court then entered judgment in the Company’s favor. As a result of the court’s judgment, the Company is not liable for any damages to ParkerVision, and therefore, the Company reversed all recorded amounts related to the damages verdict in fiscal 2014. On June 25, 2014, ParkerVision filed a notice of appeal with the court. On May 1, 2014, ParkerVision filed another complaint against the Company in the United States District Court for the Middle District of Florida alleging patent infringement. On August 21, 2014, ParkerVision amended the compliant, now captioned ParkerVision, Inc. v. QUALCOMM Incorporated, Qualcomm Atheros, Inc., HTC Corporation, HTC America, Inc., Samsung Electronics Co., LTD., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC, broadening the allegations. ParkerVision now alleges that the Company infringes 11 additional patents and seeks damages and injunctive and other relief. The Company was served with the complaint in this second action on August 28, 2014 and has not yet responded.
Nvidia Corporation v. Qualcomm Incorporated: On September 4, 2014, Nvidia filed a complaint in the United States District Court for the District of Delaware and also with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against the Company, Samsung Electronics Co., Ltd., and other Samsung entities, alleging infringement of seven patents related to graphics processing. In the ITC complaint, Nvidia seeks an exclusion order barring the importation of the Company’s consumer electronics and display device products that infringe, induce infringement and/or contribute to the infringement of at least one of the seven asserted graphics processing patents as well as a cease and desist order preventing the Company from carrying out commercial activities within the United States related to such products. In the District of Delaware complaint, Nvidia is seeking an award of damages for the infringement of the asserted patents, a finding that such infringement is willful and treble damages for such willful infringement, and an order permanently enjoining the Company from infringing the asserted patents. The ITC instituted an investigation into Nvidia’s allegations on October 6, 2014. The evidentiary hearing for the investigation is set for June 8 to June 15, 2015. The Initial Determination of the Administrative Law Judge is due October 9, 2015, and the target date for completion of the investigation by the Commission is set for February 10, 2016. The district court case was stayed on October 23, 2014 pending completion of the ITC investigation including appeals.
Icera Complaint to the European Commission (Commission): On June 7, 2010, the Commission notified and provided the Company with a redacted copy of a complaint filed with the Commission by Icera, Inc. (subsequently acquired by Nvidia Corporation) alleging that the Company has engaged in anticompetitive activity. The Company was asked by the Commission to submit a preliminary response to the portions of the complaint disclosed to it, and the Company submitted its response in July 2010. Subsequently, the Company has provided and continues to provide additional documents and information as requested by the Commission. The Company continues to cooperate fully with the Commission’s preliminary investigation.
European Commission Investigation: On October 15, 2014, the Commission notified the Company that it is conducting an investigation of the Company relating to Article 101 and/or 102 of the Treaty on the Functioning of the European Union (TFEU) and Article 53 and/or 54 of the Agreement for the European Economic Area (EEA Agreement). The Company understands that the investigation concerns primarily the sale and/or marketing of the Company’s baseband chipsets, including alleged conditions relating to the provision by the Company of rebates and/or other financial incentives. If a violation is found, a broad range of remedies is potentially available to the Commission, including imposing a fine and/or injunctive relief prohibiting or restricting certain business practices. Given that this investigation is in its early stages, it is difficult to predict the outcome or what remedies, if any, may be imposed by the Commission. The Company continues to cooperate with the Commission as it conducts its investigation.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Korea Fair Trade Commission (KFTC) Complaint: On January 4, 2010, the KFTC issued a written decision finding that the Company had violated South Korean law by offering certain discounts and rebates for purchases of its CDMA chips and for including in certain agreements language requiring the continued payment of royalties after all licensed patents have expired. The KFTC levied a fine, which the Company paid and recorded as an expense in fiscal 2010. The Company appealed to the Seoul High Court, and on June 19, 2013, the Seoul High Court affirmed the KFTC’s decision. On July 4, 2013, the Company filed an appeal with the Korea Supreme Court. There have been no material developments with respect to this matter.
Japan Fair Trade Commission (JFTC) Complaint: The JFTC received unspecified complaints alleging that the Company’s business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order concluding that the Company’s Japanese licensees were forced to cross-license patents to the Company on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against the Company’s other licensees who made a similar commitment in their license agreements with the Company. The cease and desist order seeks to require the Company to modify its existing license agreements with Japanese companies to eliminate these provisions while preserving the license of the Company’s patents to those companies. The Company disagrees with the conclusions that it forced its Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate the Japanese Antimonopoly Act. The Company has invoked its right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted the Company’s motion and issued a stay of the cease and desist order pending the administrative hearing before the JFTC. The JFTC has held hearings on 24 different dates, with the next hearing scheduled for December 8, 2014.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

China National Development and Reform Commission (NDRC) Investigation: In November 2013, the NDRC notified the Company that it had commenced an investigation of the Company relating to the Chinese Anti-Monopoly Law (AML). The Company understands that the investigation concerns primarily the Company’s licensing business and certain interactions between the Company’s licensing business and its chipset business, including how royalties are calculated in the Company’s patent licenses, the value exchanged for cross-licenses to patents of the Company’s licensees, whether the Company will offer license agreements limited to patents essential to certain standards, whether royalties are sought for the Company’s expired patents, the Company’s policy of selling chipsets only to the Company’s patent licensees, the alleged refusal of the Company to grant patent licenses to chipset manufacturers, and certain other terms and conditions in the Company’s patent license and chipset sale agreements. A broad range of remedies with respect to business practices deemed to violate the AML is potentially available to the NDRC, including but not limited to issuing an order to cease conduct deemed illegal, confiscating gains deemed illegally obtained, imposing a fine in the range of 1% to 10% of the prior year’s revenues and requiring modifications to business practices. Given the limited precedent of enforcement actions and penalties under the AML, it is difficult to predict the outcome of this matter or what remedies may be imposed by the NDRC. The Company continues to cooperate with the NDRC as it conducts its investigation.
Federal Trade Commission (FTC) Investigation: On September 17, 2014, the FTC notified the Company that it is conducting an investigation of the Company relating to Section 5 of the Federal Trade Commission Act. The Company understands that the investigation concerns primarily the Company’s licensing business, including potential breach of FRAND commitments. If a violation of Section 5 is found, a broad range of remedies is potentially available to the FTC, including imposing a fine or requiring modifications to the Company’s licensing practices. Given that this investigation is in its early stages, it is difficult to predict the outcome of this matter or what remedies, if any, may be imposed by the FTC. The Company continues to cooperate with the FTC as it conducts its investigation.
The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at September 28, 2014 for contingent losses associated with these matters based on its belief that, with the exception of the NDRC matter, losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. Regarding the NDRC matter, the Company believes that a loss is probable but that any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in numerous other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.
Loans and Debentures. The Company’s former BWA subsidiaries (Note 10) had loan and debenture liabilities in connection with the BWA spectrum won in India in fiscal 2010. The subsidiaries were merged into one remaining former BWA subsidiary in August 2013, and that subsidiary had a loan from a bank related to payment of $81 million to the India Government’s Department of Telecommunications in March 2012 (the DoT loan), which was recorded by the Company as a charge to other expenses in fiscal 2012. On June 25, 2013, all outstanding debentures ($492 million, including accrued interest) were redeemed, and on August 30, 2013, all outstanding loans, excluding the DoT loan, ($368 million) were repaid in full using funding provided by Bharti, and the Company’s related guarantee and indemnification agreements were terminated. Prior to the deconsolidation of the BWA subsidiaries on June 25, 2013, cash paid for interest on the loans and debentures was $92 million and $88 million for fiscal 2013 and 2012, respectively.
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
Indemnifications. The Company generally does not indemnify its customers and licensees for losses sustained from infringement of third-party intellectual property rights. However, the Company is contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent, copyright, trademark or trade secret infringement by products or services sold or provided by the Company. The Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company. Through September 28, 2014, the Company has received a number of claims from its direct and indirect customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by its products.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These indemnification arrangements are not initially measured and recognized at fair value because they are deemed to be similar to product warranties in that they relate to claims and/or other actions that could impair the ability of the Company’s direct or indirect customers to use the Company’s products or services. Accordingly, the Company records liabilities resulting from the arrangements when they are probable and can be reasonably estimated. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at September 28, 2014 associated with these indemnification arrangements, other than insignificant amounts, based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time.
Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Obligations, which generally have a remaining term of less than one year, under these agreements at September 28, 2014 for each of the subsequent five years from fiscal 2015 through 2019 were approximately $3.4 billion, $91 million, $30 million, $18 million and $18 million, respectively, and $29 million thereafter. Of these amounts, for fiscal 2015, commitments to purchase integrated circuit product inventories comprised $2.8 billion. Integrated circuit product inventory obligations represent purchase commitments for wafers, die, finished goods and manufacturing services, such as wafer bump, probe, assembly and final test. Under the Company’s manufacturing relationships with its foundry suppliers and assembly and test service providers, cancelation of outstanding purchase orders is generally allowed but requires payment of costs incurred through the date of cancelation.
Operating Leases. The Company leases certain of its land, facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 20 years and with provisions in certain leases for cost-of-living increases. Rental expense for fiscal 2014, 2013 and 2012 was $91 million, $90 million and $87 million, respectively. Future minimum lease payments in each of the next five years from fiscal 2015 through 2019 are $91 million, $79 million, $58 million, $31 million and $20 million, respectively, and $25 million thereafter.
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

•
QSI (Qualcomm Strategic Initiatives) segment — comprised of the Company’s Qualcomm Ventures and Structured Finance & Strategic Investments divisions. QSI makes strategic investments that are focused on opening new or expanding opportunities for its technologies and supporting the design and introduction of new products or services (or enhancing existing products or services) for voice and data communications. Many of these strategic investments are in early-stage companies. QSI also holds wireless spectrum.

During the first quarter of fiscal 2014, the Company reassessed its management reporting as a result of the sale of the North and Latin America operations of its Omnitracs division (Note 11), which comprised substantially all of the Omnitracs division, among other reasons. The Omnitracs division was previously aggregated with three other divisions into the Qualcomm Wireless & Internet (QWI) reportable segment. Starting in fiscal 2014, the QWI segment was eliminated, and revenues and operating results for the divisions that comprised the QWI reportable segment are included in nonreportable segments as components of reconciling items. Prior period segment information has been adjusted to conform to the new segment presentation.
Nonreportable segments include the Company’s QMT (Qualcomm MEMS Technologies), Pixtronix and Small Cells divisions and other wireless technology and service initiatives. QMT plans to license its next generation IMOD display technology and to focus on wearable devices. Pixtronix develops and licenses display technologies based on MEMS (micro-electro-mechanical-systems)structure optimized for portable multimedia devices. Small Cells develops and supplies 3G/LTE and Wi-Fi products designed for implementation of small mobile base stations (known as small cells). Other nonreportable segments develop and offer products and services that include, but are not limited to: software products and content enablement services to wireless operators; development, other services and related products to U.S. government agencies and their

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contractors; device-to-device communication, including software for the connected home; data center; medical device connectivity and related data management; and augmented reality.
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

	QCT	QTL	QSI	Reconciling Items	Total
2014
Revenues	$18,665	$7,569	$—	$253	$26,487
EBT	3,807	6,590	(7)	(1,612)	8,778
Total assets	3,639	161	484	44,290	48,574
2013
Revenues	$16,715	$7,554	$—	$597	$24,866
EBT	3,189	6,590	56	(1,641)	8,194
Total assets	3,305	28	511	41,672	45,516
2012
Revenues	$12,141	$6,327	$—	$653	$19,121
EBT	2,296	5,585	(170)	(1,149)	6,562
Total assets	2,278	63	1,424	39,247	43,012
Intersegment revenues included in QCT revenues were negligible in all periods presented. All other revenues for reportable segments were from external customers for all periods presented.
The Company reports revenues from external customers by country based on the location to which its products or services are delivered, which for QCT is generally the country in which its customers manufacture their products, or for licensing revenues, the invoiced addresses of its licensees. As a result, the revenues by country presented herein are not necessarily indicative of either the country in which the devices containing our products and/or intellectual property are ultimately sold to consumers or the country in which the companies that sell the devices are headquartered. For example, China revenues could include revenues related to shipments of integrated circuits to a company that is headquartered in South Korea but that manufactures devices in China, which devices are then sold to consumers in Europe and/or the United States. Revenues by country were as follows (in millions):

	2014	2013	2012
China (including Hong Kong)	$13,200	$12,288	$7,971
South Korea	6,172	4,983	4,203
Taiwan	2,876	2,683	2,648
United States	372	805	967
Other foreign	3,867	4,107	3,332
	$26,487	$24,866	$19,121
Interest income included in QSI EBT was negligible in fiscal 2014 and 2013 and was $19 million in fiscal 2012, and interest expense included in QSI EBT was negligible in fiscal 2014 and was $18 million and $79 million in fiscal 2013 and 2012, respectively. Interest income and interest expense recorded by other segments were negligible in all periods presented. Effectively all equity in losses of investees (Note 3) was recorded in QSI in fiscal 2014, 2013 and 2012.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment assets are comprised of accounts receivable and inventories for all reportable segments other than QSI. QSI segment assets include certain marketable securities, notes receivable, wireless spectrum, other investments and all assets of consolidated subsidiaries included in QSI. QSI assets at September 28, 2014, September 29, 2013 and September 30, 2012 included $18 million, $17 million and $11 million, respectively, related to investments in equity method investees. Reconciling items for total assets included $313 million, $892 million and $1.2 billion at September 28, 2014, September 29, 2013 and September 30, 2012, respectively, of goodwill and other assets related to the Company’s QMT division. Total segment assets also differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, intangible assets and assets of nonreportable segments. The net book values of long-lived tangible assets located outside of the United States were $288 million, $896 million and $1.1 billion at September 28, 2014, September 29, 2013 and September 30, 2012, respectively. The net book values of long-lived tangible assets located in the United States were $2.2 billion, $2.1 billion and $1.8 billion at September 28, 2014, September 29, 2013 and September 30, 2012, respectively.
Other reconciling items were comprised as follows (in millions):

	2014	2013	2012
Revenues
Nonreportable segments	$258	$601	$657
Intersegment eliminations	(5)	(4)	(4)
	$253	$597	$653
EBT
Unallocated cost of equipment and services revenues	$(300)	$(335)	$(300)
Unallocated research and development expenses	(860)	(789)	(702)
Unallocated selling, general and administrative expenses	(412)	(502)	(549)
Unallocated other income (expense)	142	(173)	—
Unallocated investment income, net	1,213	877	928
Nonreportable segments	(1,395)	(719)	(526)
	$(1,612)	$(1,641)	$(1,149)
Nonreportable segments’ losses before taxes during fiscal 2014, 2013 and 2012 were primarily attributable to the Company’s QMT division, including $607 million, $158 million and $54 million in impairment charges, respectively (Note 2). Unallocated acquisition-related expenses were comprised as follows (in millions):

	2014	2013	2012
Cost of equipment and services revenues	$251	$264	$225
Research and development expenses	30	3	—
Selling, general and administrative expenses	25	26	43
Note 9. Acquisitions
During fiscal 2014, the Company acquired 11 businesses for total cash consideration of $775 million and the exchange of unvested stock options that had a negligible fair value. Technology-based intangible assets recognized in the amount of $146 million are being amortized on a straight-line basis over a weighted-average useful life of six years. Goodwill of $628 million was recognized in these transactions, of which $294 million is expected to be deductible for tax purposes.
During fiscal 2013, the Company acquired five businesses for total cash consideration of $114 million. Technology-based intangible assets recognized in the amount of $24 million are being amortized on a straight-line basis over a weighted-average useful life of six years. Goodwill of $83 million was recognized in these transactions, of which $21 million is expected to be deductible for tax purposes.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded $26 million, $2 million and $62 million related to four in-process research and development (IPR&D) projects during fiscal 2014, one IPR&D project in fiscal 2013 and 10 IPR&D projects in fiscal 2012, respectively. During fiscal 2014, the Company recorded $20 million in impairment charges related to two IPR&D projects acquired in fiscal 2012. At September 28, 2014, remaining IPR&D of $55 million consisted of eight projects, which are expected to be completed within three years. Upon completion, the IPR&D projects will be amortized over their useful lives, which are expected to range from three to nine years.
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
As a result of the deconsolidation, the Company recognized a gain in net investment income of $6 million measured as the difference between (a) the net fair values of the retained noncontrolling investment and the Company’s guarantee of the former BWA subsidiaries’ bank loans (Note 7) and (b) the carrying values of the former BWA subsidiaries’ net assets, including cumulative translation losses and noncontrolling interests. Total assets and total liabilities were reduced by $1.0 billion and $999 million, respectively. Such assets and liabilities consisted primarily of wireless spectrum, network-related assets and loan obligations. The deconsolidation of these amounts represented a noncash investing and noncash financing transaction and was not reflected in the statement of cash flows for fiscal 2013. The fair value of the Company’s retained noncontrolling investment of $34 million was determined by applying a discounted cash flow valuation model to the estimated cash proceeds that the Company expected to receive upon the sale of its interest to Bharti.
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
Note 11. Discontinued Operations
On November 25, 2013, the Company completed its sale of the North and Latin America operations of its Omnitracs division to a U.S.-based private equity firm for cash consideration of $788 million (net of cash sold). As a result, the Company recorded a gain in discontinued operations of $665 million ($430 million net of income tax expense) during fiscal 2014. Total assets and total liabilities were reduced by $150 million and $45 million, respectively. The revenues and operating results of the North and Latin America operations of the Omnitracs division, which comprised substantially all of the Omnitracs division, were not presented as discontinued operations in any fiscal period because they were immaterial. The related assets (included in other current assets and other noncurrent assets) and liabilities (included in other current liabilities and other noncurrent liabilities) of $139 million and $43 million, respectively, were classified as held for sale at September 29, 2013.
On March 27, 2011, the FLO TV business and network were shut down. On December 27, 2011, the Company completed the sale of substantially all of its 700 MHz spectrum for $1.9 billion, and as a result, the Company recognized a gain in discontinued operations of $1.2 billion during fiscal 2012. Accordingly, the results of operations of the FLO TV business were presented as discontinued operations. Income (loss) from discontinued operations included share-based compensation and excluded certain general corporate expenses allocated to the FLO TV business during the periods presented. Discontinued operations in fiscal 2012 were $1.2 billion ($776 million net of income tax expense).
Note 12. Fair Value Measurements
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 28, 2014 (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$3,603	$3,884	$—	$7,487
Marketable securities
U.S. Treasury securities and government-related securities	715	840	—	1,555
Corporate bonds and notes	—	14,481	—	14,481
Mortgage- and asset-backed securities	—	1,309	186	1,495
Auction rate securities	—	—	83	83
Common and preferred stock	1,056	741	—	1,797
Equity funds	541	—	—	541
Debt funds	813	3,350	—	4,163
Total marketable securities	3,125	20,721	269	24,115
Derivative instruments	1	4	—	5
Other investments	262	—	—	262
Total assets measured at fair value	$6,991	$24,609	$269	$31,869
Liabilities
Derivative instruments	$—	$1	$—	$1
Other liabilities	261	—	—	261
Total liabilities measured at fair value	$261	$1	$—	$262
Activity between Levels of the Fair Value Hierarchy. There were no significant transfers between Level 1 and Level 2 during fiscal 2014 or 2013. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table includes the activity for marketable securities and other liabilities classified within Level 3 of the valuation hierarchy (in millions):

	2014		2013
	Auction Rate Securities	Mortgage- and Asset-Backed Securities	Auction Rate Securities	Mortgage- and Asset-Backed Securities
Beginning balance of Level 3	$83	$239	$118	$203
Total realized and unrealized gains (losses):
Included in investment income, net	—	11	—	8
Included in other comprehensive income	—	(3)	1	(6)
Purchases	—	107	—	163
Sales	—	(126)	—	(70)
Settlements	—	(40)	(36)	(77)
Transfers (out of) into Level 3	—	(2)	—	18
Ending balance of Level 3	$83	$186	$83	$239
The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the fiscal month in which the actual event or change in circumstances that caused the transfer occurs. Transfers out of Level 3 during fiscal 2014 primarily consisted of debt securities with significant upgrades in credit ratings. Transfers into Level 3 in fiscal 2013 primarily consisted of debt securities with significant inputs that became unobservable as a result of an increased likelihood of a shortfall in contractual cash flows or a significant downgrade in credit ratings.
Nonrecurring Fair Value Measurements. The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During fiscal

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2014, 2013 and 2012, certain long-lived assets and goodwill related to the Company’s QMT division were written down to their estimated fair values resulting in impairment charges of $607 million, $158 million and $54 million, respectively (Note 2). At September 28, 2014, the carrying values of the QMT division’s property, plant and equipment and goodwill were $148 million and $35 million. During fiscal 2013, the Company recorded its retained investment in the former BWA subsidiaries at its estimated fair value of $34 million (Note 10). During fiscal 2014 and 2012, goodwill related to the Company’s former QRS (Qualcomm Retail Solutions) division was written down to its implied fair value resulting in impairment charges of $16 million and $23 million, respectively, which were recorded in other expenses. The estimation of fair values and cash flows used in these fair value measurements required the use of significant unobservable inputs, and as a result, the fair value measurements were classified as Level 3. During fiscal 2014, 2013 and 2012, the Company did not have any other significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.
Note 13. Marketable Securities
Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Trading:
U.S. Treasury securities and government-related securities	$320	$241	$38	$49
Corporate bonds and notes	191	269	367	256
Mortgage- and asset-backed securities	—	—	237	104
Total trading	511	510	642	409
Available-for-sale:
U.S. Treasury securities and government-related securities	805	721	392	71
Corporate bonds and notes	6,274	4,533	7,649	6,812
Mortgage- and asset-backed securities	1,063	745	195	328
Auction rate securities	—	—	83	83
Common and preferred stock	192	8	1,605	2,351
Equity funds	—	—	541	960
Debt funds	813	2,307	2,560	2,889
Total available-for-sale	9,147	8,314	13,025	13,494
Fair value option:
Debt fund	—	—	790	537
Total marketable securities	$9,658	$8,824	$14,457	$14,440
The Company holds an investment in a debt fund for which the Company elected the fair value option because the Company is able to redeem its shares at net asset value, which is determined daily. The investment would have otherwise been recorded using the equity method. The debt fund has no single maturity date. At September 28, 2014, the Company had an effective ownership interest in the debt fund of 26%. Net increases in fair value associated with this investment of $33 million, $17 million and $45 million were recognized in net investment income in fiscal 2014, 2013 and 2012, respectively.
The Company classifies certain portfolios of debt securities that utilize derivative instruments to acquire or reduce foreign exchange, interest rate and/or equity, prepayment and credit risks as trading. Net losses recognized on debt securities classified as trading held at September 28, 2014 and September 29, 2013 were $5 million and $20 million, respectively.
At September 28, 2014, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity				No Single
Less Than	One to	Five to	Greater Than	Maturity
One Year	Five Years	Ten Years	Ten Years	Date	Total
$3,577	$9,334	$1,509	$700	$4,714	$19,834

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt securities with no single maturity date included debt funds, mortgage- and asset-backed securities, auction rate securities and corporate bonds and notes.
The Company recorded realized gains and losses on sales of available-for-sale securities as follows (in millions):

Fiscal Year	Gross Realized Gains	Gross Realized Losses	Net Realized Gains
2014	$732	$(18)	$714
2013	430	(142)	288
2012	296	(25)	271
Available-for-sale securities were comprised as follows (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 28, 2014
Equity securities	$1,769	$575	$(6)	$2,338
Debt securities (including debt funds)	19,582	312	(60)	19,834
	$21,351	$887	$(66)	$22,172
September 29, 2013
Equity securities	$2,570	$793	$(44)	$3,319
Debt securities (including debt funds)	18,255	396	(162)	18,489
	$20,825	$1,189	$(206)	$21,808
The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that are classified as available-for-sale and have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

	September 28, 2014
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and government-related securities	$279	$(2)	$—	$—
Corporate bonds and notes	4,924	(31)	104	(4)
Mortgage- and asset-backed securities	484	(1)	52	(1)
Auction rate securities	—	—	83	(1)
Common and preferred stock	86	(3)	52	(3)
Debt funds	133	(1)	384	(19)
	$5,906	$(38)	$675	$(28)

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 29, 2013
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and government-related securities	$42	$(1)	$—	$—
Corporate bonds and notes	2,084	(31)	24	(1)
Mortgage- and asset-backed securities	367	(5)	24	—
Auction rate securities	—	—	83	(1)
Common and preferred stock	291	(41)	—	—
Debt funds	2,776	(123)	4	—
Equity funds	82	(3)	—	—
	$5,642	$(204)	$135	$(2)
At September 28, 2014, the Company concluded that the unrealized losses on its available-for-sale securities were temporary. Further, for common and preferred stock and for equity and debt funds with unrealized losses, the Company has the ability and the intent to hold such securities until they recover. For debt securities with unrealized losses, the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, such securities before recovery or maturity.
The ending balance of the credit loss portion of other-than-temporary impairments on debt securities held by the Company for fiscal 2014, 2013 and 2012 was $8 million, $4 million and $31 million, respectively.
Note 14. Subsequent Event
In October 2014, the Company announced that it had reached agreement with CSR plc on the terms of a recommended cash offer to acquire the entire issued and to be issued ordinary share capital of CSR for £9.00 per ordinary share, which values the entire issued and to be issued share capital of CSR at approximately £1.6 billion (approximately $2.5 billion based upon an exchange rate of USD: GBP 1.6057). CSR is an innovator in the development of multifunction semiconductor platforms and technologies for the auto, consumer and voice and music market segments. The acquisition complements the Company’s current offerings by adding products, channels and customers in the growth categories of the Internet of Everything and automotive infotainment, accelerating the Company’s presence and path to leadership. The acquisition is subject to a number of conditions, including receipt of United States and other regulatory approvals and the approval of CSR’s shareholders. Subject to the satisfaction of these conditions, the acquisition is expected to close by the end of the summer of 2015.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Summarized Quarterly Data (Unaudited)
The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods.
The table below presents quarterly data for fiscal 2014 and 2013 (in millions, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014 (1)
Revenues	$6,622	$6,367	$6,806	$6,692
Operating income	1,493	1,990	2,075	1,992
Income from continuing operations	1,444	1,958	2,237	1,893
Discontinued operations, net of tax	430	—	—	—
Net income	1,874	1,958	2,237	1,893
Net income attributable to Qualcomm	1,875	1,959	2,238	1,894

Basic earnings per share attributable to Qualcomm (2):
Continuing operations	$0.86	$1.16	$1.33	$1.13
Discontinued operations	0.25	—	—	—
Net income	1.11	1.16	1.33	1.13

Diluted earnings per share attributable to Qualcomm (2):
Continuing operations	$0.84	$1.14	$1.31	$1.11
Discontinued operations	0.25	—	—	—
Net income	1.09	1.14	1.31	1.11

2013 (1)
Revenues	$6,018	$6,124	$6,243	$6,480
Operating income	2,088	1,877	1,677	1,588
Net income	1,903	1,863	1,578	1,501
Net income attributable to Qualcomm	1,906	1,866	1,580	1,501

Basic earnings per share attributable to Qualcomm (2):	$1.12	$1.08	$0.91	$0.88
Diluted earnings per share attributable to Qualcomm (2):	$1.09	$1.06	$0.90	$0.86

(1)	Amounts, other than per share amounts, are rounded to millions each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported.

(2)
Earnings per share attributable to Qualcomm are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

SCHEDULE II
QUALCOMM INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions	Other		Balance at End of Period
Year ended September 28, 2014
Allowances:
— trade receivables	$2	$5	$(2)	$—		$5
— notes receivable	10	(3)	(1)	(2)	(a)	4
Valuation allowance on deferred tax assets	51	8	—	1	(b)	60
	$63	$10	$(3)	$(1)		$69
Year ended September 29, 2013
Allowances:
— trade receivables	$1	$1	$—	$—		$2
— notes receivable	7	5	—	(2)	(a)	10
Valuation allowance on deferred tax assets	142	(15)	—	(76)	(c)	51
	$150	$(9)	$—	$(78)		$63
Year ended September 30, 2012
Allowances:
— trade receivables	$2	$—	$(1)	$—		$1
— notes receivable	3	4	—	—		7
Valuation allowance on deferred tax assets	98	43	—	1	(d)	142
	$103	$47	$(1)	$1		$150

(a)	This amount relates to notes receivable on strategic investments that were converted to cost method equity investments.

(b)	This amount was recorded to goodwill in connection with a business acquisition.

(c)	This amount represents $88 million recorded as part of the gain on deconsolidation of certain subsidiaries, partially offset by $12 million recorded as a component of other comprehensive income.

(d)	This amount was recorded as a component of other comprehensive income.

S- 1