Form 10-Q
period 2014-12-28
QUALCOMM INC/DE
filed 2015-01-28
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on January 26, 2015, was as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,649,560,102

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	December 28, 2014	September 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$6,325	$7,907
Marketable securities	11,463	9,658
Accounts receivable, net	2,239	2,412
Inventories	1,761	1,458
Deferred tax assets	445	577
Other current assets	528	401
Total current assets	22,761	22,413
Marketable securities	13,815	14,457
Deferred tax assets	1,329	1,174
Property, plant and equipment, net	2,531	2,487
Goodwill	4,413	4,488
Other intangible assets, net	2,497	2,580
Other assets	1,101	975
Total assets	$48,447	$48,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,482	$2,183
Payroll and other benefits related liabilities	786	802
Unearned revenues	885	785
Other current liabilities	2,252	2,243
Total current liabilities	6,405	6,013
Unearned revenues	2,763	2,967
Other liabilities	460	428
Total liabilities	9,628	9,408

Commitments and contingencies (Note 6)

Stockholders’ equity:
Qualcomm stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,654 and 1,669 shares issued and outstanding, respectively	6,334	7,736
Retained earnings	32,061	30,799
Accumulated other comprehensive income	428	634
Total Qualcomm stockholders’ equity	38,823	39,169
Noncontrolling interests	(4)	(3)
Total stockholders’ equity	38,819	39,166
Total liabilities and stockholders’ equity	$48,447	$48,574

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 28, 2014	December 29, 2013
Revenues:
Equipment and services	$5,216	$4,653
Licensing	1,883	1,969
Total revenues	7,099	6,622
Costs and expenses:
Cost of equipment and services revenues	3,047	2,706
Research and development	1,352	1,328
Selling, general and administrative	567	623
Other	69	472
Total costs and expenses	5,035	5,129
Operating income	2,064	1,493
Investment income, net (Note 3)	234	264
Income from continuing operations before income taxes	2,298	1,757
Income tax expense	(327)	(313)
Income from continuing operations	1,971	1,444
Discontinued operations, net of income taxes (Note 9)	—	430
Net income	1,971	1,874
Net loss attributable to noncontrolling interests	1	1
Net income attributable to Qualcomm	$1,972	$1,875

Basic earnings per share attributable to Qualcomm:
Continuing operations	$1.19	$0.86
Discontinued operations	—	0.25
Net income	$1.19	$1.11
Diluted earnings per share attributable to Qualcomm:
Continuing operations	$1.17	$0.84
Discontinued operations	—	0.25
Net income	$1.17	$1.09
Shares used in per share calculations:
Basic	1,661	1,688
Diluted	1,686	1,722

Dividends per share announced	$0.42	$0.35

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	December 28, 2014	December 29, 2013
Net income	$1,971	$1,874
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation	(21)	6
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain available-for-sale debt securities	(9)	—
Reclassification of other-than-temporary losses on available-for-sale securities included in net income	41	19
Net unrealized (losses) gains on other available-for-sale marketable securities	(104)	77
Reclassification of net realized gains on available-for-sale securities included in net income	(111)	(73)
Net unrealized (losses) gains on derivative instruments	(2)	7
Reclassification of net realized gains on derivative instruments included in net income	—	(5)
Total other comprehensive (loss) income	(206)	31
Total comprehensive income	1,765	1,905
Comprehensive loss attributable to noncontrolling interests	1	1
Comprehensive income attributable to Qualcomm	$1,766	$1,906

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 28, 2014	December 29, 2013
Operating Activities:
Net income	$1,971	$1,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	287	272
Gain on sale of discontinued operations	—	(665)
Long-lived asset and goodwill impairment charges	75	460
Income tax provision (less than) in excess of income tax payments	(7)	258
Non-cash portion of share-based compensation expense	273	282
Incremental tax benefits from share-based compensation	(48)	(99)
Net realized gains on marketable securities and other investments	(166)	(145)
Impairment losses on marketable securities and other investments	65	37
Other items, net	(31)	2
Changes in assets and liabilities:
Accounts receivable, net	173	788
Inventories	(303)	237
Other assets	(140)	69
Trade accounts payable	268	(148)
Payroll, benefits and other liabilities	20	(342)
Unearned revenues	(73)	(99)
Net cash provided by operating activities	2,364	2,781
Investing Activities:
Capital expenditures	(253)	(210)
Purchases of available-for-sale securities	(5,966)	(2,055)
Proceeds from sales and maturities of available-for-sale securities	4,578	2,168
Purchases of trading securities	(302)	(785)
Proceeds from sales and maturities of trading securities	296	773
Proceeds from sale of discontinued operations, net of cash sold	—	788
Acquisitions and other investments, net of cash acquired	(98)	(315)
Other items, net	9	81
Net cash (used) provided by investing activities	(1,736)	445
Financing Activities:
Proceeds from issuance of common stock	116	441
Incremental tax benefits from share-based compensation	48	99
Repurchases and retirements of common stock	(1,664)	(1,002)
Dividends paid	(697)	(590)
Other items, net	(6)	(21)
Net cash used by financing activities	(2,203)	(1,073)
Changes in cash and cash equivalents held for sale	—	(4)
Effect of exchange rate changes on cash and cash equivalents	(7)	1
Net (decrease) increase in cash and cash equivalents	(1,582)	2,150
Cash and cash equivalents at beginning of period	7,907	6,142
Cash and cash equivalents at end of period	$6,325	$8,292
See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation
Financial Statement Preparation. These condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (collectively with its subsidiaries, the Company or Qualcomm) in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2014. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three-month periods ended December 28, 2014 and December 29, 2013 included 13 weeks.
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
Earnings Per Common Share. Basic earnings per common share are computed by dividing net income attributable to Qualcomm by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share are computed by dividing net income attributable to Qualcomm by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, if any, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost for future service that the Company has not yet recognized, if any, and the estimated tax benefits that would be recorded in paid-in capital when an award is settled, if any, are assumed to be used to repurchase shares in the current period. The dilutive common share equivalents, calculated using the treasury stock method, for the three months ended December 28, 2014 and December 29, 2013 were 25,003,000 and 34,322,000, respectively. Shares of common stock equivalents outstanding that were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period were 1,470,000 and 814,000 during the three months ended December 28, 2014 and December 29, 2013, respectively.
Share-Based Compensation. Total share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

	Three Months Ended
	December 28, 2014	December 29, 2013
Cost of equipment and services revenues	$12	$12
Research and development	174	173
Selling, general and administrative	87	96
Share-based compensation expense before income taxes	273	281
Related income tax benefit	(44)	(55)
	$229	$226
The Company recorded $31 million in share-based compensation expense during each of the three months ended December 28, 2014 and December 29, 2013, related to share-based awards granted during those periods. At December 28, 2014, total unrecognized compensation expense related to non-vested restricted stock units granted prior to that date was $1.5 billion, which is expected to be recognized over a weighted-average period of 2.0 years. During the three months ended December 28, 2014 and December 29, 2013, net share-based awards granted, after forfeitures and cancelations, represented 0.4% of outstanding shares as of the beginning of each fiscal period, and total share-based awards granted represented 0.4% and 0.5%, respectively, of outstanding shares as of the end of each fiscal period.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASU 2014-09 defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. This ASU will be effective for the Company starting in the first quarter of fiscal 2018. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the fiscal 2018 opening retained earnings balance. The Company is in the process of determining the adoption method as well as the effects the adoption will have on its consolidated financial statements.

Note 2 — Composition of Certain Financial Statement Items

Inventories (in millions)
	December 28, 2014	September 28, 2014
Raw materials	$1	$1
Work-in-process	753	656
Finished goods	1,007	801
	$1,761	$1,458

Other Current Liabilities (in millions)
	December 28, 2014	September 28, 2014
Customer incentives and other customer-related liabilities	$1,838	$1,777
Other	414	466
	$2,252	$2,243

Note 3 — Investment Income, Net (in millions)

	Three Months Ended
	December 28, 2014	December 29, 2013
Interest and dividend income	$134	$156
Interest expense	(1)	(3)
Net realized gains on marketable securities	156	128
Net realized gains on other investments	10	17
Impairment losses on marketable securities	(62)	(30)
Impairment losses on other investments	(3)	(7)
Net gains on derivative instruments	4	4
Equity in net losses of investees	(4)	(1)
	$234	$264

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 — Income Taxes
The Company estimates its annual effective income tax rate for continuing operations to be approximately 17% for fiscal 2015, which is greater than its 14% effective income tax rate for fiscal 2014. Tax benefits from foreign income taxed at rates lower than rates in the United States are expected to be approximately 16% in fiscal 2015, compared to 20% in fiscal 2014. During the first quarter of fiscal 2015, the United States government reinstated the federal research and development tax credit retroactively to January 1, 2014 through December 31, 2014. As a result of the reinstatement, the Company recorded a tax benefit of $101 million related to fiscal 2014 in the first quarter of fiscal 2015. Additionally, the estimated annual effective tax rate for fiscal 2015 reflects the United States federal research and development tax credit generated through December 31, 2014, the date on which the credit expired. The annual effective tax rate for fiscal 2014 reflected the tax benefit from the credit generated through December 31, 2013, the date on which the credit previously expired. The effective tax rate of 14% for the first quarter of fiscal 2015 was less than the estimated annual effective tax rate of 17% primarily as a result of the retroactive reinstatement of the United States federal research and development tax credit.
The Company believes that it is reasonably possible that several tax audits will be resolved within the next 12 months, thereby decreasing some or all of its $76 million unrecognized tax liability, which will reduce the effective tax rate to the extent tax benefits are sustained or in the settlement of the liability with the tax authorities to the extent not sustained.

Note 5 — Stockholders’ Equity
Changes in stockholders’ equity for the three months ended December 28, 2014 were as follows (in millions):

	Qualcomm Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at September 28, 2014	$39,169	$(3)	$39,166
Net income (loss)	1,972	(1)	1,971
Other comprehensive loss	(206)	—	(206)
Common stock issued under employee benefit plans and related tax benefits	162	—	162
Share-based compensation	286	—	286
Tax withholding related to vesting of restricted stock units	(185)	—	(185)
Dividends	(710)	—	(710)
Stock repurchases	(1,664)	—	(1,664)
Other	(1)	—	(1)
Balance at December 28, 2014	$38,823	$(4)	$38,819

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated Other Comprehensive Income. Changes in the components of accumulated other comprehensive income, net of income taxes, in Qualcomm stockholders’ equity during the three months ended December 28, 2014 were as follows (in millions):

	Foreign Currency Translation Adjustment		Noncredit Other-than-Temporary Impairment Losses and Subsequent Changes in Fair Value for Certain Available-for-Sale Debt Securities		Net Unrealized Gain (Loss) on Other Available-for-Sale Securities		Net Unrealized Gain (Loss) on Derivative Instruments		Total Accumulated Other Comprehensive Income
Balance at September 28, 2014	$(113)		$24		$723		$—		$634
Other comprehensive loss before reclassifications	(21)		(8)		(104)		(2)		(135)
Reclassifications from accumulated other comprehensive income	—	(a)	6	(a)	(77)	(a)	—	(b)	(71)
Other comprehensive loss	(21)		(2)		(181)		(2)		(206)
Balance at December 28, 2014	$(134)		$22		$542		$(2)		$428

(a)
Reclassifications from accumulated other comprehensive income of $71 million and $53 million for the three months ended December 28, 2014 and December 29, 2013, respectively, were recorded in investment income, net (Note 3).

(b)
Reclassifications from accumulated other comprehensive income of $6 million for the three months ended December 29, 2013 were recorded in revenues, cost of equipment and services revenues, research and development expenses and selling, general and administrative expenses.

Stock Repurchase Program. During the three months ended December 28, 2014 and December 29, 2013, the Company repurchased and retired 22,940,000 and 14,196,000 shares of common stock, respectively, for $1.7 billion and $1.0 billion, respectively, before commissions. On March 4, 2014, the Company announced a stock repurchase program authorizing it to repurchase up to $7.8 billion of the Company’s common stock. The stock repurchase program has no expiration date. At December 28, 2014, approximately $3.6 billion remained authorized for repurchase under the Company’s stock repurchase program. Since December 28, 2014, the Company repurchased and retired 6,841,000 shares of common stock for $502 million.
Dividends. Cash dividends announced in the three months ended December 28, 2014 and December 29, 2013 were $0.42 and $0.35 per share, respectively. During the three months ended December 28, 2014 and December 29, 2013, dividends charged to retained earnings were $710 million and $599 million, respectively. On January 14, 2015, the Company announced a cash dividend of $0.42 per share on the Company’s common stock, payable on March 25, 2015 to stockholders of record as of the close of business on March 4, 2015.

Note 6 — Commitments and Contingencies
Legal Proceedings. ParkerVision, Inc. v. QUALCOMM Incorporated: On July 20, 2011, ParkerVision filed a complaint against the Company in the United States District Court for the Middle District of Florida alleging that certain of the Company’s products infringe seven of its patents alleged to cover direct down-conversion receivers. ParkerVision’s complaint sought damages and injunctive and other relief. Subsequently, ParkerVision narrowed its allegations to assert only four patents. On October 17, 2013, the jury returned a verdict finding all asserted claims of the four at-issue patents to be infringed and finding that none of the asserted claims are invalid. On October 24, 2013, the jury returned a separate verdict assessing total past damages of approximately $173 million and finding that the Company’s infringement was not willful. The Company recorded the verdict amount in fiscal 2013 as a charge in other expenses. Post-verdict motions, including the Company’s motions for judgment as a matter of law and a new trial on invalidity and non-infringement and ParkerVision’s motions for injunctive relief and ongoing royalties, were filed by January 24, 2014. A hearing on these motions was held on May 1, 2014. On June 20, 2014, the court granted the Company’s motion to overturn the infringement verdict, denied the Company’s motion to overturn the invalidity verdict, and denied the remaining motions as moot. The court then entered judgment in the Company’s favor. As a result of the

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

court’s judgment, the Company is not liable for any damages to ParkerVision, and therefore, the Company reversed all recorded amounts related to the damages verdict in fiscal 2014. On June 25, 2014, ParkerVision filed a notice of appeal with the court. The parties are currently submitting appeal briefs to the Court of Appeals for the Federal Circuit, which will schedule a hearing once briefing is completed. On May 1, 2014, ParkerVision filed another complaint against the Company in the United States District Court for the Middle District of Florida alleging patent infringement. On August 21, 2014, ParkerVision amended the compliant, now captioned ParkerVision, Inc. v. QUALCOMM Incorporated, Qualcomm Atheros, Inc., HTC Corporation, HTC America, Inc., Samsung Electronics Co., LTD., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC, broadening the allegations. ParkerVision now alleges that the Company infringes 11 additional patents and seeks damages and injunctive and other relief. The Company was served with the complaint in this second action on August 28, 2014 and answered on November 17, 2014. The judge has not yet set a schedule, but the parties have jointly proposed a claim construction hearing date in September 2015, a date for the close of discovery in the first half of 2016 and a trial date in early 2017.
Nvidia Corporation v. Qualcomm Incorporated: On September 4, 2014, Nvidia filed a complaint in the United States District Court for the District of Delaware and also with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against the Company, Samsung Electronics Co., Ltd., and other Samsung entities, alleging infringement of seven patents related to graphics processing. In the ITC complaint, Nvidia seeks an exclusion order barring the importation of certain consumer electronics and display device products, including some that incorporate the Company’s chip products, that infringe, induce infringement and/or contribute to the infringement of at least one of the seven asserted graphics processing patents as well as a cease and desist order preventing the Company from carrying out commercial activities within the United States related to such products. In the District of Delaware complaint, Nvidia is seeking an award of damages for the infringement of the asserted patents, a finding that such infringement is willful and treble damages for such willful infringement, and an order permanently enjoining the Company from infringing the asserted patents. The ITC instituted an investigation into Nvidia’s allegations on October 6, 2014. The evidentiary hearing for the investigation is set for June 22 to June 26, 2015. The Initial Determination of the Administrative Law Judge is due October 9, 2015, and the target date for completion of the investigation by the Commission is set for February 10, 2016. The district court case was stayed on October 23, 2014 pending completion of the ITC investigation including appeals.
Icera Complaint to the European Commission (Commission): On June 7, 2010, the Commission notified and provided the Company with a redacted copy of a complaint filed with the Commission by Icera, Inc. (subsequently acquired by Nvidia Corporation) alleging that the Company has engaged in anticompetitive activity. The Company was asked by the Commission to submit a preliminary response to the portions of the complaint disclosed to it, and the Company submitted its response in July 2010. Subsequently, the Company has provided and continues to provide additional documents and information as requested by the Commission. The Company continues to cooperate with the Commission’s preliminary investigation.
European Commission Investigation: On October 15, 2014, the Commission notified the Company that it is conducting an investigation of the Company relating to Article 101 and/or 102 of the Treaty on the Functioning of the European Union (TFEU) and Article 53 and/or 54 of the Agreement for the European Economic Area (EEA Agreement). The Company understands that the investigation concerns the sale and/or marketing of the Company’s baseband chipsets, including alleged conditions relating to the provision by the Company of rebates and/or other financial incentives. If a violation is found, a broad range of remedies is potentially available to the Commission, including imposing a fine and/or injunctive relief prohibiting or restricting certain business practices. Given that this investigation is in its early stages, it is difficult to predict the outcome or what remedies, if any, may be imposed by the Commission. The Company continues to cooperate with the Commission as it conducts its investigation.
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
Japan Fair Trade Commission (JFTC) Complaint: The JFTC received unspecified complaints alleging that the Company’s business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

cease and desist order concluding that the Company’s Japanese licensees were forced to cross-license patents to the Company on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against the Company’s other licensees who made a similar commitment in their license agreements with the Company. The cease and desist order seeks to require the Company to modify its existing license agreements with Japanese companies to eliminate these provisions while preserving the license of the Company’s patents to those companies. The Company disagrees with the conclusions that it forced its Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate the Japanese Antimonopoly Act. The Company has invoked its right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted the Company’s motion and issued a stay of the cease and desist order pending the administrative hearing before the JFTC. The JFTC has held hearings on 25 different dates, with the next hearing scheduled for February 25, 2015.
Securities and Exchange Commission (SEC) Formal Order of Private Investigation and Department of Justice Investigation: On September 8, 2010, the Company was notified by the SEC’s Los Angeles Regional office of a formal order of private investigation. The Company understands that the investigation arose from a “whistleblower’s” allegations made in December 2009 to the audit committee of the Company’s Board of Directors and to the SEC. In 2010, the audit committee completed an internal review of the allegations with the assistance of independent counsel and independent forensic accountants. This internal review into the whistleblower’s allegations and related accounting practices did not identify any errors in the Company’s financial statements. On January 27, 2012, the Company learned that the U.S. Attorney’s Office for the Southern District of California/Department of Justice (collectively, DOJ) had begun an investigation regarding the Company’s compliance with the Foreign Corrupt Practices Act (FCPA). As discussed below, FCPA compliance is also the focus of the SEC investigation. The audit committee conducted an internal review of the Company’s compliance with the FCPA and its related policies and procedures with the assistance of independent counsel and independent forensic accountants. The audit committee has completed this comprehensive review, made findings consistent with the Company’s findings described below and suggested enhancements to the Company’s overall FCPA compliance program. In part as a result of the audit committee’s review, the Company has made and continues to make enhancements to its FCPA compliance program, including implementation of the audit committee’s recommendations.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Federal Trade Commission (FTC) Investigation: On September 17, 2014, the FTC notified the Company that it is conducting an investigation of the Company relating to Section 5 of the Federal Trade Commission Act. The Company understands that the investigation concerns primarily the Company’s licensing business, including potential breach of FRAND commitments. If a violation of Section 5 is found, a broad range of remedies is potentially available to the FTC, including imposing a fine or requiring modifications to the Company’s licensing practices. Given that this investigation is in its early stages, it is difficult to predict the outcome of this matter or what remedies, if any, may be imposed by the FTC. The Company has responded to the FTC’s initial request for documents and continues to cooperate with the FTC as it conducts its investigation.
The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at December 28, 2014 for contingent losses associated with these matters based on its belief that, with the exception of the NDRC matter, losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. Regarding the NDRC matter, the Company believes that a loss is probable but that any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in numerous other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.
Indemnifications. The Company generally does not indemnify its customers and licensees for losses sustained from infringement of third-party intellectual property rights. However, the Company is contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent, copyright, trademark or trade secret infringement by products or services sold or provided by the Company. The Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company. Through December 28, 2014, the Company has received a number of claims from its direct and indirect customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by its products.
These indemnification arrangements are not initially measured and recognized at fair value because they are deemed to be similar to product warranties in that they relate to claims and/or other actions that could impair the ability of the Company’s direct or indirect customers to use the Company’s products or services. Accordingly, the Company records liabilities resulting from the arrangements when they are probable and can be reasonably estimated. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at December 28, 2014 associated with these indemnification arrangements, other than insignificant amounts, based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time.
Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Obligations under these agreements at December 28, 2014 for the remainder of fiscal 2015 and for each of the subsequent four years from fiscal 2016 through 2019 were approximately $3.8 billion, $1.1 billion, $1.2 billion, $959 million and $892 million, respectively, and $242 million thereafter. Of these amounts, for the remainder of fiscal 2015 and for each of the subsequent four years from fiscal 2016 through 2019, commitments to purchase integrated circuit product inventories comprised $3.3 billion, $986 million, $956 million, $919 million and $874 million, respectively, and $214 million thereafter. Integrated circuit product inventory obligations represent purchase commitments for wafers, die, finished goods and manufacturing services, such as wafer bump, probe, assembly

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and final test. Under the Company’s manufacturing relationships with its foundry suppliers and assembly and test service providers, cancelation of outstanding purchase commitments is generally allowed but requires payment of costs incurred through the date of cancelation, and in some cases, incremental fees related to capacity underutilization.
Operating Leases. The Company leases certain of its land, facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 25 years and with provisions in certain leases for cost-of-living increases. Future minimum lease payments for the remainder of fiscal 2015 and for each of the subsequent four years from fiscal 2016 through 2019 are $69 million, $80 million, $61 million, $32 million, $21 million, respectively, and $27 million thereafter.

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

Nonreportable segments include the Company’s QMT (Qualcomm MEMS Technologies), Pixtronix and Small Cells divisions and other wireless technology and service initiatives. QMT plans to license its next generation IMOD (interferometric modulator) display technology and to focus on wearable devices. Pixtronix develops and licenses display technologies based on MEMS (micro-electro-mechanical-systems) structure optimized for portable multimedia devices. Small Cells develops and supplies 3G/LTE and Wi-Fi products designed for implementation of small mobile base stations (known as small cells). Other nonreportable segments develop and offer products and services that include, but are not limited to: software products, content and push-to-talk enablement services to wireless operators; development, other services and related products to U.S. government agencies and their contractors; device-to-device communication, including software for the connected home; data center products; medical device connectivity and related data management; and augmented reality.
The Company evaluates the performance of its segments based on earnings (loss) before income taxes (EBT) from continuing operations. Segment EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. Unallocated income and charges include certain net investment income; certain share-based compensation; and certain research and development expenses, selling, general and administrative expenses and other expenses or income that were deemed to be not directly related to the businesses of the segments. Additionally, unallocated charges include recognition of the step-up of inventories to fair value, amortization and impairment of certain intangible assets and certain other acquisition-related charges, and beginning in the first quarter of fiscal 2015, third-party acquisition and integration services costs and certain other items, which may include major restructuring and restructuring-related costs, goodwill and long-lived asset impairment charges and litigation settlements and/or damages. The table below presents revenues and EBT for reportable segments (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	QCT	QTL	QSI	Reconciling Items	Total
For the three months ended:
December 28, 2014
Revenues	$5,242	$1,816	$—	$41	$7,099
EBT	1,146	1,579	(1)	(426)	2,298
December 29, 2013
Revenues	$4,616	$1,900	$—	$106	$6,622
EBT	906	1,670	4	(823)	1,757
Intersegment revenues included in QCT revenues were negligible in all periods presented. All other revenues for reportable segments were from external customers for all periods presented.
Reconciling items in the previous table were as follows (in millions):

	Three Months Ended
	December 28, 2014	December 29, 2013
Revenues
Nonreportable segments	$43	$108
Intersegment eliminations	(2)	(2)
	$41	$106
EBT
Unallocated cost of equipment and services revenues	$(79)	$(73)
Unallocated research and development expenses	(210)	(217)
Unallocated selling, general and administrative expenses	(150)	(125)
Unallocated other expense	(69)	(12)
Unallocated investment income, net	231	257
Nonreportable segments	(148)	(653)
Intersegment eliminations	(1)	—
	$(426)	$(823)
Unallocated other expense for the three months ended December 28, 2014 included a $69 million goodwill impairment charge related to the Company’s business that provides push-to-talk enablement services to wireless operators (Note 10). Nonreportable segments EBT for the three months ended December 29, 2013 included a total of $444 million in impairment charges related to the Company’s QMT division.
Unallocated acquisition-related expenses were comprised as follows (in millions):

	Three Months Ended
	December 28, 2014	December 29, 2013
Cost of equipment and services revenues	$67	$61
Research and development expenses	4	1
Selling, general and administrative expenses	12	7
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 28, 2014	September 28, 2014
QCT	$3,577	$3,639
QTL	365	161
QSI	588	484
Reconciling items	43,917	44,290
Total consolidated assets	$48,447	$48,574

Note 8 — Acquisitions
In October 2014, the Company announced that it had reached agreement with CSR plc on the terms of a recommended cash offer to acquire the entire issued and to be issued ordinary share capital of CSR for £9.00 per ordinary share, which values the entire issued and to be issued share capital of CSR at approximately £1.6 billion (approximately $2.4 billion based upon an exchange rate of USD: GBP 1.51571). CSR is an innovator in the development of multifunction semiconductor platforms and technologies for the automotive, consumer and voice and music market categories. The acquisition complements the Company’s current offerings by adding products, channels and customers in the growth categories of the Internet of Everything and automotive infotainment, accelerating the Company’s presence and path to leadership. The acquisition has received approval of CSR’s shareholders and regulatory approval in the United States. The completion of the acquisition remains subject to satisfaction of a number of additional conditions, including other regulatory approvals. Subject to the satisfaction of these conditions, the acquisition is expected to close by the end of the summer of 2015. In connection with the pending acquisition, the Company agreed to set aside certain cash, cash equivalents and marketable securities (Note 11).

Note 9 — Discontinued Operations
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

Note 10 — Fair Value Measurements
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 28, 2014 (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$3,226	$2,692	$—	$5,918
Marketable securities (a)
U.S. Treasury securities and government-related securities	389	1,115	—	1,504
Corporate bonds and notes	—	15,594	—	15,594
Mortgage- and asset-backed securities	—	1,353	183	1,536
Auction rate securities	—	—	47	47
Common and preferred stock	1,126	687	—	1,813
Equity funds	763	—	—	763
Debt funds	473	3,548	—	4,021
Total marketable securities	2,751	22,297	230	25,278
Derivative instruments	1	5	—	6
Other investments (a)	326	—	—	326
Total assets measured at fair value	$6,304	$24,994	$230	$31,528
Liabilities
Derivative instruments	$—	$6	$—	$6
Other liabilities	288	—	—	288
Total liabilities measured at fair value	$288	$6	$—	$294
(a) Included amounts that are restricted (Note 11).
Activity between Levels of the Fair Value Hierarchy. There were no significant transfers between Level 1 and Level 2 during the three months ended December 28, 2014 or December 29, 2013. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table includes the activity for marketable securities classified within Level 3 of the valuation hierarchy (in millions):

	Three Months Ended December 28, 2014		Three Months Ended December 29, 2013
	Auction Rate Securities	Mortgage- and Asset-Backed Securities	Auction Rate Securities	Mortgage- and Asset-Backed Securities
Beginning balance of Level 3	$83	$186	$83	$239
Total realized and unrealized gains or losses:
Included in investment income, net	—	—	—	2
Included in other comprehensive income	1	(1)	—	(1)
Purchases	—	29	—	23
Sales	—	(24)	—	(9)
Settlements	(37)	(7)	—	(8)
Ending balance of Level 3	$47	$183	$83	$246
The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the fiscal month in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers in or out of Level 3 during the three months ended December 28, 2014 or December 29, 2013.
Nonrecurring Fair Value Measurements. The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three months ended December 28, 2014, the Company updated the business plan and related

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

internal forecasts related to the Company’s business that provides push-to-talk enablement services to wireless operators, resulting in a goodwill impairment charge of $69 million. During the three months ended December 29, 2013, the Company recorded impairment charges of $444 million and $16 million to write down certain property, plant and equipment related to the Company’s QMT division and goodwill related to its former QRS division, respectively. The impairment charges were recorded in other operating expenses. The Company determined the fair values using cost, income and market approaches. The estimation of fair value and cash flows used in the fair value measurements required the use of significant unobservable inputs, and as a result, the fair value measurements were classified as Level 3. During the three months ended December 28, 2014 and December 29, 2013, the Company did not have any other significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Note 11 — Marketable Securities
Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	December 28, 2014	September 28, 2014	December 28, 2014	September 28, 2014
Trading:
U.S. Treasury securities and government-related securities	$314	$320	$30	$38
Corporate bonds and notes	195	191	367	367
Mortgage- and asset-backed securities	—	—	224	237
Total trading	509	511	621	642
Available-for-sale:
U.S. Treasury securities and government-related securities	500	805	660	392
Corporate bonds and notes	7,612	6,274	7,420	7,649
Mortgage- and asset-backed securities	1,111	1,063	201	195
Auction rate securities	—	—	47	83
Common and preferred stock	1,008	192	805	1,605
Equity funds	—	—	763	541
Debt funds	723	813	2,514	2,560
Total available-for-sale	10,954	9,147	12,410	13,025
Fair value option:
Debt fund	—	—	784	790
Total marketable securities	$11,463	$9,658	$13,815	$14,457
In connection with the pending acquisition of CSR (Note 8), the Company agreed to set aside certain cash, cash equivalents and marketable securities to be held for purposes of satisfying payment of the consideration to effect the acquisition, which is expected to close by the end of the summer of 2015. At December 28, 2014, the fair values of the marketable securities that were set aside were $2.8 billion of corporate bonds and notes, $777 million of mortgage- and asset-backed securities and $146 million in U.S. Treasury securities and government-related securities. Additionally, $38 million in cash equivalents, which were recorded as other current assets, were set aside. If the combined fair values fall below approximately £1.9 billion (approximately $2.8 billion using an exchange rate of 1.51571), the Company may be required to set aside additional amounts. Additionally, if certain conditions are met, such as a reduction in the liquidity of any of the securities that are set aside, the Company may be required to liquidate the securities and transfer the cash to a third party until the acquisition closes.
The Company holds an investment in a debt fund for which the Company elected the fair value option because the Company is able to redeem its shares at net asset value, which is determined daily. The investment would have otherwise been recorded using the equity method. The debt fund has no single maturity date. At December 28, 2014, the Company had an effective ownership interest in the debt fund of 26%. Changes in fair value associated with this investment are recognized in net investment income. During the three months ended December 28, 2014, the net decrease in fair value

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

associated with this investment was $6 million. During the three months ended December 29, 2013, the net increase in fair value associated with this investment was $13 million.
The Company classifies certain portfolios of debt securities that utilize derivative instruments to acquire or reduce foreign exchange, interest rate and/or equity, prepayment and credit risks as trading. Net losses recognized on debt securities classified as trading held at December 28, 2014 and December 29, 2013 were $12 million for the three months ended December 28, 2014 and negligible for the three months ended December 29, 2013, respectively.
At December 28, 2014, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity
Less Than One Year	One to Five Years	Five to Ten Years	Greater Than Ten Years	No Single Maturity Date	Total
$3,069	$11,054	$1,439	$626	$4,600	$20,788
Debt securities with no single maturity date included debt funds, mortgage- and asset-backed securities, auction rate securities and corporate bonds and notes.
The Company recorded realized gains and losses on sales of available-for-sale securities as follows (in millions):

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains
For the three months ended
December 28, 2014	$180	$(8)	$172
December 29, 2013	116	(3)	113
Available-for-sale securities were comprised as follows (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 28, 2014
Equity securities	$2,133	$465	$(22)	$2,576
Debt securities (including debt funds)	20,690	242	(144)	20,788
	$22,823	$707	$(166)	$23,364
September 28, 2014
Equity securities	$1,769	$575	$(6)	$2,338
Debt securities (including debt funds)	19,582	312	(60)	19,834
	$21,351	$887	$(66)	$22,172
The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that are classified as available-for-sale and have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 28, 2014
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and government-related securities	$669	$(12)	$—	$—
Corporate bonds and notes	9,172	(115)	77	(7)
Mortgage- and asset-backed securities	747	(2)	37	—
Auction rate securities	—	—	47	(1)
Common and preferred stock	128	(10)	23	(1)
Debt funds	384	(7)	5	—
Equity funds	388	(11)	—	—
	$11,488	$(157)	$189	$(9)

	September 28, 2014
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and government-related securities	$279	$(2)	$—	$—
Corporate bonds and notes	4,924	(31)	104	(4)
Mortgage- and asset-backed securities	484	(1)	52	(1)
Auction rate securities	—	—	83	(1)
Common and preferred stock	86	(3)	52	(3)
Debt funds	133	(1)	384	(19)
	$5,906	$(38)	$675	$(28)
At December 28, 2014, the Company concluded that the unrealized losses on its available-for-sale securities were temporary. Further, for common and preferred stock and for equity and debt funds with unrealized losses, the Company has the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable period of time. For debt securities with unrealized losses, the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, such securities before recovery or maturity.
The ending balance of the credit loss portion of other-than-temporary impairments on debt securities held by the Company was negligible for each of the three months ended December 28, 2014 and December 29, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 28, 2014 contained in our 2014 Annual Report on Form 10-K.
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
Recent Developments
Revenues for the first quarter of fiscal 2015 were $7.1 billion, with net income attributable to Qualcomm of $2.0 billion, which primarily resulted from the following key items:

•
We shipped approximately 270 million Mobile Station Modem (MSM) integrated circuits for CDMA- and OFDMA-based wireless devices, an increase of approximately 27%, compared to approximately 213 million MSM integrated circuits in the year ago quarter.

•	Total reported device sales were approximately $56.4 billion, a decrease of approximately 8%, compared to approximately $61.6 billion in the year ago quarter.(1)
Against this backdrop, the following recent developments occurred during the first quarter of fiscal 2015 with respect to key elements of our business or our industry:

•	Worldwide cellular connections grew sequentially by approximately 2% to reach approximately 7.1 billion.(2)

•
Worldwide 3G/4G connections (CDMA-based, OFDMA-based and CDMA/OFDMA multimode) grew sequentially by approximately 5% to approximately 2.9 billion, which was approximately 41% of total cellular connections.(2)

(1)
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

(2)	According to GSMA Intelligence estimates as of January 26, 2015, for the quarter ended December 31, 2014.

Our Business and Operating Segments
We design, manufacture, have manufactured on our behalf and market digital communications products and services based on CDMA, OFDMA and other technologies. We derive revenues principally from sales of integrated circuit products and licensing our intellectual property, including patents, software and other rights.
We have three reportable segments. We conduct business primarily through two reportable segments: QCT (Qualcomm CDMA Technologies) and QTL (Qualcomm Technology Licensing), and our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments. Our reportable segments are operated by QUALCOMM Incorporated and its direct and indirect subsidiaries. Substantially all of our products and services businesses, including QCT, and substantially all of our engineering, research and development functions, are operated by Qualcomm Technologies, Inc. (QTI), a wholly-owned subsidiary of QUALCOMM Incorporated, and QTI’s subsidiaries. QTL is operated by QUALCOMM Incorporated, which owns the vast majority of our patent portfolio. Neither QTI nor any of its subsidiaries has any right, power or authority to grant any licenses or other rights under or to any patents owned by QUALCOMM Incorporated.
QCT is a leading developer and supplier of integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products. QCT’s integrated circuit products and system software are sold to or licensed to manufacturers that use our products in wireless devices, particularly mobile phones, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, data cards and infrastructure equipment, and in wired devices, particularly broadband gateway equipment, desktop computers and streaming media players. Our MSM integrated circuits, which include the Mobile Data Modem, Qualcomm Single Chip and Qualcomm Snapdragon processors, perform the core baseband modem functionality in wireless devices providing voice and data communications, as well as multimedia applications and global positioning functions. In addition, our Snapdragon processors provide advanced application and graphics processing capabilities. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. QCT revenues comprised 74% and 70% of total consolidated revenues in the first quarter of fiscal 2015 and 2014, respectively.
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
QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives. QTL licensing revenues are comprised of license fees as well as royalties based on sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Royalties are generally based upon a percentage of the wholesale selling price of complete licensed products, net of certain permissible deductions (including transportation, insurance, packing costs and other items). QTL recognizes royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met. Licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. QTL revenues comprised 26% and 29% of total consolidated revenues in the first quarter of fiscal 2015 and 2014, respectively. The vast majority of such revenues were generated through our licensees’ sales of CDMA2000- and WCDMA-based products, such as feature phones and smartphones.
QSI makes strategic investments that are focused on opening new or expanding opportunities for our technologies and supporting the design and introduction of new products and services (or enhancing existing products or services) for voice and data communications. Many of these strategic investments are in early-stage companies in a variety of industries, including, but not limited to, digital media, e-commerce, energy, healthcare and wearable devices. Investments primarily include non-marketable equity instruments, which generally are recorded using the cost method or the equity method, and convertible debt instruments, which are recorded at fair value. QSI also holds wireless spectrum, which at December 28, 2014, consisted of L-Band spectrum in the United Kingdom. As part of our strategic investment activities, we intend to pursue various exit strategies for each of our QSI investments in the foreseeable future.
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

•
China also presents significant challenges, as our business practices continue to be the subject of an investigation by the China National Development and Reform Commission (NDRC). We resolved the previously disclosed dispute with a licensee in China in the first quarter of fiscal 2015. However, we continue to believe that certain licensees in China are not fully complying with their contractual obligations to report their sales of licensed products to us (which includes certain licensees underreporting a portion of their 3G/4G device sales) and that unlicensed companies may seek to delay execution of new licenses while the NDRC investigation is ongoing. Litigation and/or other actions may be necessary to compel these licensees to report such sales and pay the required royalties for such sales and unlicensed companies to execute new licenses. Further, our success in China is in part dependent upon the rate of commercialization of 4G LTE products in China.

•
We anticipate that our results of operations for our semiconductor business, QCT, will be adversely impacted in the second half of fiscal 2015 by the effects of: a shift in share among our customers at the premium tier, which has reduced our near-term opportunity for sales of our integrated Snapdragon processors and has skewed our product mix towards more modem chipsets in this tier; expectations that our Snapdragon 810 processor will not be in the upcoming design cycle of a large customer’s flagship device; and heightened competition in China.

•
We continue to invest significant resources toward advancements in 3G, 3G/4G multimode and 4G LTE (an OFDMA-based standard) technologies, audio and video codecs, wireless baseband chips, our converged computing/communications (Snapdragon) chips, graphics, connectivity, multimedia products, software and services. We are also investing across a broad spectrum of opportunities that leverage our existing technical and business expertise to deploy new business models and enter into new industry segments, such as products designed for implementation of small cells and addressing the challenge of meeting the increased demand for data; products for the connected home and the Internet of Things; automotive; very high speed connectivity; new display technologies; data centers; mobile health; wireless charging; and machine learning, including robotics.

•
In October 2014, we announced that we had reached agreement with CSR plc on the terms of a recommended cash offer to acquire the entire issued and to be issued ordinary share capital of CSR for £9.00 per ordinary share, which values the entire issued and to be issued share capital of CSR at approximately £1.6 billion (approximately $2.4 billion based upon an exchange rate of USD: GBP 1.51571). CSR is an innovator in the development of multifunction semiconductor platforms and technologies for the automotive, consumer and voice and music market categories. The acquisition complements our current offerings by adding products, channels and customers in the growth categories of the Internet of Everything and automotive infotainment, accelerating our presence and path to leadership. The acquisition has received approval of CSR’s shareholders and regulatory approval in the United States. The completion of the acquisition remains subject to the satisfaction of a number of additional conditions, including other regulatory approvals. Subject to the satisfaction of these conditions, the acquisition is expected to close by the end of the summer of 2015.

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
Results of Operations

Revenues (in millions)
	Three Months Ended
	December 28, 2014	December 29, 2013	Change
Equipment and services	$5,216	$4,653	$563
Licensing	1,883	1,969	(86)
	$7,099	$6,622	$477
The increase in equipment and services revenues was primarily due to an increase in QCT revenues of $622 million, partially offset by a decrease of $57 million as a result of the sale of the North and Latin America operations of our Omnitracs division during fiscal 2014. The decrease in licensing revenues was primarily due to a decrease in QTL revenues of $84 million.

Costs and Expenses (in millions)
	Three Months Ended
	December 28, 2014	December 29, 2013	Change
Cost of equipment and services (E&S) revenues	$3,047	$2,706	$341
Cost as % of E&S revenues	58%	58%
Margin percentage, driven primarily by QCT, remained flat in the first quarter of fiscal 2015. Our margin percentage may fluctuate in future periods depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

	Three Months Ended
	December 28, 2014	December 29, 2013	Change
Research and development	$1,352	$1,328	$24
% of revenues	19%	20%
Selling, general, and administrative	$567	$623	$(56)
% of revenues	8%	9%
Other	$69	$472	$(403)
The dollar increase in research and development expenses was primarily attributable to an increase of $40 million in costs related to the development of CDMA-based 3G, OFDMA-based 4G LTE and other technologies for integrated circuit and related software products, including small cells and data center products, and to expand our intellectual property portfolio.
The dollar decrease in selling, general and administrative expenses was primarily attributable to a $16 million gain related to the sale of certain assets of our QMT division, the effect of which is a decrease in selling, general and administrative expenses, and decreases of $13 million in patent-related expenses, $10 million in selling and marketing expenses and $10 million in share-based compensation expenses.
Other expenses in the first quarter of fiscal 2015 were attributable to a $69 million goodwill impairment charge related to our business that provides push-to-talk enablement services to wireless operators. Other expenses in the first quarter of fiscal 2014 were comprised of a $444 million impairment charge related to our QMT division, a $16 million goodwill impairment charge related to our former QRS division and a $12 million charge related to the ParkerVision verdict.

Net Investment Income (in millions)
	Three Months Ended
	December 28, 2014	December 29, 2013	Change
Interest and dividend income	$134	$156	$(22)
Interest expense	(1)	(3)	2
Net realized gains on marketable securities	156	128	28
Net realized gains on other investments	10	17	(7)
Impairment losses on marketable securities and other investments	(65)	(37)	(28)
Net gains on derivative instruments	4	4	—
Equity in net losses of investees	(4)	(1)	(3)
	$234	$264	$(30)
The decrease in interest and dividend income was primarily due to lower interest rates earned on cash, cash equivalents and marketable securities. The increase in net realized gains on marketable securities was primarily due to the increased impact of portfolio rebalancing in the first quarter of fiscal 2015. The increase in impairment losses on marketable securities and other investments was primarily due to an increase in our recognition of unrealized losses on debt funds that are not expected to recover over a reasonable period of time.

Income Tax Expense (in millions)
	Three Months Ended
	December 28, 2014	December 29, 2013	Change
Income tax expense	$327	$313	$14
Effective tax rate	14%	18%	(4%)

The following table summarizes the primary factors that caused our effective tax rates for the first quarter of fiscal 2015 and 2014 to be less than the United States federal statutory rate:

	Three Months Ended
	December 28, 2014	December 29, 2013
Expected income tax provision at federal statutory tax rate	35%	35%
Benefits from foreign income taxed at other than U.S. rates	(16%)	(17%)
Benefits related to the research and development tax credit	(5%)	(1%)
Other	—%	1%
Effective tax rate	14%	18%
The effective tax rate of 14% for the first quarter of fiscal 2015 was less than our estimated annual effective tax rate of 17% primarily as a result of the retroactive reinstatement of the federal research and development tax credit. During the first quarter of fiscal 2015, the United States government reinstated the federal research and development tax credit retroactively to January 1, 2014 through December 31, 2014. As a result of the reinstatement, we recorded a tax benefit of $101 million related to fiscal 2014 in the first quarter of fiscal 2015. Additionally, the estimated annual effective tax rate for fiscal 2015 reflects the United States federal research and development tax credit generated through December 31, 2014, the date on which the credit expired. The annual effective tax rate for fiscal 2014 reflected the United States federal research and development tax credit generated through December 31, 2013, the date on which the credit previously expired.
Segment Results
The following should be read in conjunction with the first quarter financial results of fiscal 2015 for each reportable segment. See “Notes to Condensed Consolidated Financial Statements, Note 7 - Segment Information.”

(in millions)	QCT	QTL	QSI
Three Months Ended December 28, 2014
Revenues	$5,242	$1,816	$—
EBT (1)	1,146	1,579	(1)
EBT as a % of revenues	22%	87%
Three Months Ended December 29, 2013
Revenues	$4,616	$1,900	$—
EBT	906	1,670	4
EBT as a % of revenues	20%	88%

(1)	Earnings (loss) before taxes.
QCT Segment. The increase in QCT revenues of $626 million was primarily due to an increase in equipment and services revenues. Equipment and services revenues, mostly related to sales of MSM and accompanying Radio Frequency (RF) and Power Management (PM) integrated circuits, were $5.19 billion and $4.56 billion in the first quarter of fiscal 2015 and 2014, respectively. The increase in equipment and services revenues resulted primarily from an increase of $996 million, related to higher MSM and accompanying RF and PM unit shipments, partially offset by a net decrease of $431 million, resulting from lower average selling prices and lower-priced product mix. Approximately 270 million and 213 million MSM integrated circuits were sold during the first quarter of fiscal 2015 and 2014, respectively.
QCT EBT as a percentage of revenues increased primarily due to an increase of 14% in QCT revenues relative to a combined increase of 3% in research and development expenses and selling, general and administrative expenses. QCT gross margin percentage decreased slightly primarily as a result of lower average selling prices, higher excess inventory charges and lower-margin product mix, partially offset by lower average unit costs.
QCT inventories increased by 21% in the first quarter of fiscal 2015 from $1.46 billion to $1.76 billion, primarily due to improved supply and an increase in work-in-process related to the timing of inventory receipts to meet near-term demand.
QTL Segment. The decrease in QTL revenues of $84 million was primarily due to a decrease in revenues per reported unit, partially offset by an increase in sales of CDMA-based products, including multimode products that also implement OFDMA, reported by licensees. The decrease in QTL EBT as a percentage of revenues was primarily due to an increase in patent amortization expense. QTL revenues and EBT for the first quarter of fiscal 2015 were impacted by units that we believe are being underreported by certain licensees and sales of certain unlicensed products in China.
QSI Segment. The decrease in QSI EBT of $5 million was primarily due to a $3 million decrease in net investment income related to our strategic investments.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $31.6 billion at December 28, 2014, a decrease of $419 million from September 28, 2014. Our cash, cash equivalents and marketable securities at December 28, 2014 consisted of $4.1 billion held by United States-based entities and $27.5 billion held by foreign entities. Most of our cash, cash equivalents and marketable securities held by foreign entities is indefinitely reinvested and would be subject to material tax effects if repatriated. However, we believe that our United States sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds. Total cash provided by operating activities decreased to $2.4 billion during the first quarter of fiscal 2015, compared to $2.8 billion during the first quarter of fiscal 2014.
Accounts receivable decreased 7% during the first quarter of fiscal 2015. Days sales outstanding, on a consolidated basis, were 28 days at December 28, 2014, compared to 32 days at September 28, 2014. The decreases in accounts receivable and the related days sales outstanding were primarily due to the timing of integrated circuit shipments, partially offset by an increase in accounts receivable from certain of our licensees.
During the first quarter of fiscal 2015, we repurchased and retired 22,940,000 shares of our common stock for $1.7 billion, before commissions. On March 4, 2014, the Company announced that it had been authorized to repurchase up to $7.8 billion of the Company’s common stock. At December 28, 2014, approximately $3.6 billion remained authorized for repurchase under our stock repurchase program. Since December 28, 2014, we repurchased and retired 6,841,000 shares of common stock for $502 million. We continue to evaluate repurchases as a means of returning capital to stockholders, subject to our periodic determinations that repurchases are in the best interests of our stockholders.
We paid cash dividends totaling $697 million, or $0.42 per share, on December 18, 2014. On January 14, 2015, we announced a cash dividend of $0.42 per share on our common stock, payable on March 25, 2015 to stockholders of record as of the close of business on March 4, 2015. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders.
We intend to return a minimum of 75% of our free cash flow to stockholders through stock repurchases and dividends over the foreseeable future, where free cash flow is defined as net cash provided by operating activities less capital expenditures. To meet this goal, we expect to use existing cash and marketable securities held by, and cash flow generated from, United States-based entities, and we anticipate that we will supplement this by issuing debt, a process that we expect to begin in the second quarter of fiscal 2015. The amount and timing of such borrowing will be subject to a number of factors, including the cash flow generated by United States-based entities, acquisitions and strategic investments, acceptable interest rates and changes in corporate income tax law, among other factors.
Subject to the foregoing paragraph, we believe our current cash, cash equivalents and marketable securities and our expected cash flow generated from operations will satisfy our working and other capital requirements for at least the next 12 months based on our current business plans. Recent and expected working and other capital requirements also include:

•
Our research and development expenditures were $1.4 billion during the first quarter of fiscal 2015 and $5.5 billion in fiscal 2014, and we expect to continue to invest heavily in research and development for new technologies, applications and services for voice and data communications, primarily in the wireless industry.

•
Cash outflows for capital expenditures were $253 million during the first quarter of fiscal 2015 and $1.2 billion in fiscal 2014. We expect to continue to incur capital expenditures in the future to support our business, including research and development activities. Future capital expenditures may be impacted by transactions that are currently not forecasted.

•
Our purchase obligations for the remainder of fiscal 2015 and for fiscal 2016, some of which relate to research and development activities and capital expenditures, totaled $3.8 billion and $1.1 billion, respectively, at December 28, 2014.

•
In October 2014, we announced that we had reached agreement with CSR plc on the terms of a recommended cash offer to acquire the entire issued and to be issued ordinary share capital of CSR for £9.00 per ordinary share, which values the entire issued and to be issued share capital of CSR at approximately £1.6 billion (approximately $2.4 billion based upon an exchange rate of USD: GBP 1.51571). We expect to use existing cash resources to fund the acquisition. The acquisition has received approval from CSR’s shareholders and regulatory approval in the United States. The completion of the acquisition remains subject to the satisfaction of a number of additional conditions, including regulatory approvals. Subject to the satisfaction of these conditions, the acquisition is expected to close by the end of the summer of 2015.

•
We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly, to open new opportunities for our technologies, obtain development resources, grow our patent portfolio or pursue new businesses.

In connection with the pending acquisition of CSR, we agreed to set aside certain cash, cash equivalents and marketable securities to be held for purposes of satisfying payment of the consideration to effect the acquisition. At December 28, 2014, the fair value of the marketable securities that were set aside was $3.8 billion. Additionally, $38 million of cash equivalents, which were recorded as other current assets, were set aside. If the combined fair values falls below approximately £1.9 billion (approximately $2.8 billion using an exchange rate of 1.51571), we may be required to set aside additional securities. Additionally, if certain conditions are met, such as a reduction in the liquidity of any of the securities that are set aside, we may be required to liquidate the securities and transfer the cash to a third party until the acquisition closes.
Contractual Obligations/Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).
Additional information regarding our financial commitments at December 28, 2014 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 4 — Income Taxes” and “Note 6 — Commitments and Contingencies.”
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASU 2014-09 defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. This ASU will be effective for us starting in the first quarter of fiscal 2018. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the fiscal 2018 opening retained earnings balance. We are in the process of determining the adoption method as well as the effects the adoption will have on our consolidated financial statements.
Risk Factors
You should consider each of the following factors as well as the other information in this Quarterly Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 28, 2014, including our financial statements and the related notes.

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

•	develop and offer integrated circuit products at competitive cost and price points to effectively cover both emerging and developed geographic regions and all device tiers;

•
continue to drive the adoption of our integrated circuit products into the most popular device models and across a broad spectrum of devices, such as smartphones, tablets and other connected devices, and infrastructure products;

•
maintain and/or accelerate demand for our integrated circuit products at the premium device tier, while increasing the adoption of our products in mid- and low-tier devices and in the turnkey product channel, in part by strengthening our integrated circuit product roadmap for, and developing channel relationships in, emerging geographic regions, such as China and India, and by providing turnkey products, which incorporate our integrated circuits, for low- and mid-tier smartphones and tablets;

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

•
create stand-alone value and/or contribute to the success of our existing businesses through acquisitions and other investments (and/or by developing customer, licensee and/or vendor relationships) in new industry segments and/or disruptive technologies, products and/or services (such as the connected home and the Internet of Things, automotive products, new display technologies, mobile health, machine learning, including robotics and wireless charging, among others); and/or

•
continue to develop brand recognition to effectively compete against better known companies in mobile computing and other consumer driven segments and to deepen our presence in significant emerging geographic regions.

Competition in any or all product tiers, customer concentration and/or growth in sales of mid- and low-tier products, particularly relative to premium-tier products, may reduce average selling prices for our chipset products and the products of our customers and licensees. Certain of these dynamics are particularly pronounced in emerging geographic regions (e.g. China). Reductions in the average selling prices of our chipset products, without a corresponding increase in volumes, would negatively impact our revenues, and without corresponding decreases in average unit costs, would negatively impact our margins. In addition, reductions in the average selling prices of our licensees’ products, unless offset by an increase in volumes, would generally decrease total royalties payable to us, negatively impacting our licensing revenues.
Companies that promote standards that are neither CDMA- nor OFDMA-based (e.g., GSM, Wi-Fi) as well as companies that design integrated circuits based on CDMA, OFDMA or their derivatives are generally competitors or potential competitors. Examples (some of which are strategic partners of ours in other areas) include Broadcom, Ericsson, HiSilicon Technologies, Intel, Lantiq, Marvell Technology, Maxim Integrated Products, MediaTek, Nvidia,

Realtek Semiconductor, Samsung Electronics, Spreadtrum Communications (which is controlled by Tsinghua Unigroup), Texas Instruments and VIA Telecom. Some of these current and potential competitors have advantages over us that include, among others: lower cost structures; better known brand names; ownership and control of manufacturing facilities and greater expertise in manufacturing processes; motivation by our customers in certain circumstances to find alternate suppliers or choose alternative technologies; foreign government support of other technologies or competitors; more extensive relationships with local distribution companies and original equipment manufacturers in emerging geographic regions (such as China); and/or a more established presence in certain device markets.
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
Our QCT segment derives a significant portion of revenues from a small number of customers, and we expect this trend to continue in the foreseeable future. Our industry is experiencing and may continue to experience an increasing concentration of device share among a few companies, contributing to this trend. In addition, one of our integrated circuit competitors is part of a conglomerate that includes one of our largest integrated circuit customers. The loss of any one of our significant customers, a reduction in the purchases of our products by such customers or cancelation of significant purchases from any of these customers would reduce our revenues and could harm our ability to achieve or sustain expected operating results, and a delay of significant purchases, even if only temporary, would reduce our revenues in the period of the delay. Further, concentration of device share among a few companies, and the corresponding purchasing power of these companies, may result in lower prices for our products which, if not accompanied by a sufficient increase in the volume of purchases of our products, could have an adverse effect on our revenues and margins. In addition, the timing and size of purchases by our significant customers may be impacted by the timing of such customers’ new or next generation product introductions, over which we have little or no control, and the timing of such introductions may cause our operating results to fluctuate. Accordingly, if current industry dynamics and concentrations continue, our QCT segment’s revenues will continue to depend largely upon, and be impacted by, future purchases and the timing and size of any such future purchases by these significant customers.
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
Although we have more than 265 CDMA-based licensees, our QTL segment derives a significant portion of licensing revenues from a limited number of licensees. In the event that one or more of our significant licensees fail to meet their reporting and/or payment requirements or we are unable to renew one or more of such license agreements, our revenues, operating results and cash flows would be adversely impacted. Moreover, the future growth and success of our core licensing business will depend in part on the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain customer acceptance. We have little or no control over the product development, sales efforts or pricing of products by our licensees, and our licensees might not be successful. Reductions in the average selling prices of wireless devices sold by our major licensees, without a sufficient increase in the volumes of such devices sold, would generally have an adverse effect on our licensing revenues.
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
Although we own a very strong portfolio of issued and pending patents related to GSM, GPRS, EDGE, OFDM, OFDMA, WLAN, MIMO and other technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing revenues as our CDMA licensing program. Many wireless operators are investigating, have selected or have deployed OFDMA-based LTE as their next-generation 4G technology in existing (or future if not yet deployed) wireless spectrum bands as complementary to their existing CDMA-based networks. While 3G/4G multimode products are generally covered by our existing 3G licensing agreements, products that implement 4G that do not also implement 3G are generally not covered by these agreements. Although we believe that our patented technology is essential and useful to implementation of the LTE industry standards and have granted royalty-bearing licenses to more than 120 companies (including Huawei, LG, Microsoft, Samsung, Sony Mobile and ZTE) that have realized that they need a license under our patents to make and sell products implementing 4G standards but not implementing 3G standards, it may be difficult to agree on material terms and/or conditions of new license agreements that are acceptable to us with companies that are currently unlicensed, particularly in China. Further, the royalty rates for single mode 4G products are generally lower than our royalty rates for 3G and 3G/4G multimode products, and therefore, we might not achieve the same licensing revenues on such LTE products as on 3G and 3G/4G multimode products. In addition, new connectivity and other services are emerging that rely on devices that may or may not be used on traditional cellular networks, such as devices used in the connected home or the Internet of Things. We also seek to diversify and broaden our technology licensing programs to new industry segments in which we can leverage our technology leadership, such as wireless charging, display and other technologies. Standards, even de facto standards, that develop as these technologies mature, in particular those that do not include a base level of interoperability, may impact our ability to obtain royalties that are equivalent to those that we receive for 3G and 3G/4G multimode products used in cellular communications. Although we believe that our patented technology is essential and useful to the commercialization of such services, the royalties we receive may be lower than those we receive from our current licensing program.
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
We are currently subject to various litigation and governmental investigations and/or proceedings, some of which may arise out of the strategies described above. Certain legal matters are described more fully in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 6 - Commitments and Contingencies.” The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. Depending on the type of matter, various remedies that could result from an unfavorable resolution include, among others, injunctions, monetary damages or fines or other orders to pay money and the issuance of orders to cease certain conduct and/or modify our business practices.
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

We are currently subject to various governmental investigations and/or proceedings, and certain matters are described more fully in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 6 - Commitments and Contingencies.” The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. Depending on the type of matter, various remedies that could result from an unfavorable resolution include, among others, injunctions, monetary damages or fines or other orders to pay money, and the issuance of orders to cease certain conduct and/or modify our business practices.
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
Our industry is subject to rapid technological change, evolving industry standards and frequent new product introductions, and we must make substantial research, development and other investments, such as acquisitions, in new products, services and technologies to compete successfully. Technological innovations generally require significant research and development efforts before they are commercially viable. We intend to continue to make substantial investments in developing new products, services and technologies that we believe can create stand-alone value and/or contribute to the success of our existing businesses. However, it is possible that these initiatives will not be successful and/or will not result in meaningful revenues or generate operating income that meets expectations. While we continue to focus our development efforts primarily in support of 3G CDMA- and 4G OFDMA-based technologies, we innovate across a broad spectrum of opportunities to deploy new business models and enter into new industry segments by leveraging our existing technical and business expertise and/or through acquisitions. Our recent investment initiatives relate to, among others, networking, mobile computing, small cell technology and addressing the challenge of meeting the increased demand for data; products for the connected home and the Internet of Things; automotive; very high speed connectivity; new display technologies; data centers; mobile health; wireless charging; and machine learning, including robotics.
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
In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Due to changes in our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial uninsured costs and divert management’s attention and our resources.
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
The use of devices containing our products to access untrusted content creates a risk of exposing the system software in those devices to viral or malicious attacks. While we continue to focus on this issue and are taking measures to safeguard our products from cybersecurity threats, device capabilities continue to evolve, enabling more data and processes, such as mobile computing, and increasing the risk of security failures. Further, our products are inherently complex and may contain defects or errors that are detected only when the products are in use. As our chipset product complexities increase, we are required to migrate to integrated circuit technologies with smaller geometric feature sizes. The design process interface in new domains of technology is complex and adds risk to manufacturing yields and reliability. Further, manufacturing, testing, marketing and use of our products and those of our customers and licensees entail the risk of product liability. Because our products and services are responsible for critical functions in our customers’ products and/or networks, security failures, defects or errors in our products and services could have an adverse impact on us, on our customers and on the end users of our customers’ products. Such adverse impact could include product liability claims or recalls, write-offs of our inventories and/or intangible assets; unfavorable purchase commitments; a shift of business to our competitors; a decrease in demand for connected devices and wireless services, damage to our reputation and to our customer relationships and other financial liability or harm to our business.
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
We are subject to income taxes in the United States and numerous foreign jurisdictions, including Singapore where our QCT segment’s non-United States headquarters is located. Significant judgment is required in determining our provision for income taxes. Although we believe that our tax estimates are reasonable, the final determination of tax audits and any related litigation could materially differ from amounts reflected in our historical income tax provisions and accruals. In such case, our income tax provision and results of operations in the period or periods in which that determination is made could be negatively affected.
We have tax incentives in Singapore provided that we meet specified employment and other criteria, and as a result of expiration of these incentives, our Singapore tax rate is expected to increase in fiscal 2017 and again in fiscal 2027. If we do not meet the criteria required to retain such incentives, our Singapore tax rate could increase prior to those dates, and our results of operations could be adversely affected.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2014 Annual Report on Form 10-K. At December 28, 2014, there have been no material changes to the financial market risks described at September 28, 2014. Additionally, we do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

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
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities during the first quarter of fiscal 2015 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
September 29, 2014 to October 26, 2014	6,582	$73.59	6,582	$4,771
October 27, 2014 to November 23, 2014	7,683	72.13	7,683	4,217
November 24, 2014 to December 28, 2014	8,675	72.04	8,675	3,592
Total	22,940	72.52	22,940

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)
On March 4, 2014, we announced a new repurchase program authorizing us to repurchase up to $7.8 billion of our common stock. At December 28, 2014, approximately $3.6 billion remained authorized for repurchase. The stock repurchase program has no expiration date. Since December 28, 2014, we repurchased and retired 6,841,000 shares of common stock for $502 million.

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

10.125	Non-Qualified Deferred Compensation Plan amended and restated effective September 29, 2014. (5)
10.126	Amendment to 2006 Long-Term Incentive Plan, as amended and restated. (5)
10.127	Form of Annual Cash Incentive Plan Performance Unit Agreements. (5)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steven M. Mollenkopf.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George S. Davis.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Steven M. Mollenkopf.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for George S. Davis.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Labels Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
______________________________

(1)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 11, 2012.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-19528) filed on September 30, 2005.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-19528) filed on December 12, 2006.

(5)	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(a).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
/s/ George S. Davis
George S. Davis
Executive Vice President and Chief Financial Officer

Dated: January 28, 2015