Form 10-Q
period 2015-03-29
QUALCOMM INC/DE
filed 2015-04-22
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 20, 2015, was as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,629,569,117

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 29, 2015	September 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$5,492	$7,907
Marketable securities	10,063	9,658
Accounts receivable, net	2,058	2,412
Inventories	1,861	1,458
Deferred tax assets	533	577
Other current assets	733	401
Total current assets	20,740	22,413
Marketable securities	14,055	14,457
Deferred tax assets	1,049	1,174
Property, plant and equipment, net	2,523	2,487
Goodwill	4,388	4,488
Other intangible assets, net	2,482	2,580
Other assets	1,936	975
Total assets	$47,173	$48,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,683	$2,183
Payroll and other benefits related liabilities	744	802
Unearned revenues	778	785
Short-term debt	1,096	—
Other current liabilities	1,868	2,243
Total current liabilities	6,169	6,013
Unearned revenues	2,667	2,967
Other liabilities	503	428
Total liabilities	9,339	9,408

Commitments and contingencies (Note 7)

Stockholders’ equity:
Qualcomm stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,633 and 1,669 shares issued and outstanding, respectively	4,956	7,736
Retained earnings	32,411	30,799
Accumulated other comprehensive income	472	634
Total Qualcomm stockholders’ equity	37,839	39,169
Noncontrolling interests	(5)	(3)
Total stockholders’ equity	37,834	39,166
Total liabilities and stockholders’ equity	$47,173	$48,574

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Revenues:
Equipment and services	$4,403	$4,229	$9,619	$8,881
Licensing	2,491	2,138	4,374	4,108
Total revenues	6,894	6,367	13,993	12,989
Costs and expenses:
Cost of equipment and services revenues	2,628	2,482	5,676	5,189
Research and development	1,375	1,356	2,726	2,683
Selling, general and administrative	545	539	1,112	1,162
Other	1,010	—	1,079	472
Total costs and expenses	5,558	4,377	10,593	9,506
Operating income	1,336	1,990	3,400	3,483
Investment income, net (Note 3)	203	282	437	546
Income from continuing operations before income taxes	1,539	2,272	3,837	4,029
Income tax expense	(487)	(314)	(814)	(626)
Income from continuing operations	1,052	1,958	3,023	3,403
Discontinued operations, net of income taxes (Note 10)	—	—	—	430
Net income	1,052	1,958	3,023	3,833
Net loss attributable to noncontrolling interests	1	1	2	2
Net income attributable to Qualcomm	$1,053	$1,959	$3,025	$3,835

Basic earnings per share attributable to Qualcomm:
Continuing operations	$0.64	$1.16	$1.83	$2.02
Discontinued operations	—	—	—	0.25
Net income	$0.64	$1.16	$1.83	$2.27
Diluted earnings per share attributable to Qualcomm:
Continuing operations	$0.63	$1.14	$1.80	$1.98
Discontinued operations	—	—	—	0.25
Net income	$0.63	$1.14	$1.80	$2.23
Shares used in per share calculations:
Basic	1,645	1,688	1,653	1,688
Diluted	1,667	1,719	1,677	1,721

Dividends per share announced	$0.42	$0.35	$0.84	$0.70

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Net income	$1,052	$1,958	$3,023	$3,833
Other comprehensive income (loss), net of income taxes:
Foreign currency translation (losses) gains	(10)	—	(31)	6
Reclassification of foreign currency translation losses included in net income	—	—	—	1
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain available-for-sale debt securities	(1)	1	(10)	1
Reclassification of other-than-temporary losses on available-for-sale securities included in net income	19	72	60	92
Net unrealized gains (losses) on other available-for-sale marketable securities	98	102	(6)	179
Reclassification of net realized gains on available-for-sale securities included in net income	(64)	(144)	(175)	(217)
Net unrealized gains on derivative instruments	2	1	—	8
Reclassification of net realized gains on derivative instruments included in net income	—	(7)	—	(13)
Total other comprehensive income (loss)	44	25	(162)	57
Total comprehensive income	1,096	1,983	2,861	3,890
Comprehensive loss attributable to noncontrolling interests	1	1	2	2
Comprehensive income attributable to Qualcomm	$1,097	$1,984	$2,863	$3,892

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	March 29, 2015	March 30, 2014
Operating Activities:
Net income	$3,023	$3,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	591	561
Gain on sale of discontinued operations	—	(665)
Long-lived asset and goodwill impairment charges	138	479
Income tax provision in excess of income tax payments	73	268
Non-cash portion of share-based compensation expense	522	532
Incremental tax benefits from share-based compensation	(78)	(169)
Net realized gains on marketable securities and other investments	(277)	(388)
Impairment losses on marketable securities and other investments	106	159
Other items, net	(30)	(20)
Changes in assets and liabilities:
Accounts receivable, net	338	(96)
Inventories	(403)	153
Other assets	(1,138)	127
Trade accounts payable	(508)	35
Payroll, benefits and other liabilities	(405)	(102)
Unearned revenues	(246)	(112)
Net cash provided by operating activities	1,706	4,595
Investing Activities:
Capital expenditures	(449)	(797)
Purchases of available-for-sale securities	(8,758)	(7,827)
Proceeds from sales and maturities of available-for-sale securities	8,631	5,684
Purchases of trading securities	(695)	(1,814)
Proceeds from sales and maturities of trading securities	710	1,793
Proceeds from sale of discontinued operations, net of cash sold	—	788
Acquisitions and other investments, net of cash acquired	(178)	(347)
Other items, net	49	62
Net cash used by investing activities	(690)	(2,458)
Financing Activities:
Proceeds from issuance of common stock	417	953
Repurchases and retirements of common stock	(3,611)	(2,004)
Dividends paid	(1,385)	(1,179)
Proceeds from short-term debt	1,095	—
Incremental tax benefits from share-based compensation	78	169
Change in obligations under securities lending	(2)	123
Other items, net	(8)	(3)
Net cash used by financing activities	(3,416)	(1,941)
Effect of exchange rate changes on cash and cash equivalents	(15)	(1)
Net (decrease) increase in cash and cash equivalents	(2,415)	195
Cash and cash equivalents at beginning of period	7,907	6,142
Cash and cash equivalents at end of period	$5,492	$6,337
See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation
Financial Statement Preparation. These condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (collectively with its subsidiaries, the Company or Qualcomm) in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2014. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three-month and six-month periods ended March 29, 2015 and March 30, 2014 included 13 weeks and 26 weeks, respectively.
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
Earnings Per Common Share. Basic earnings per common share are computed by dividing net income attributable to Qualcomm by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share are computed by dividing net income attributable to Qualcomm by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options, if any, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost for future service that the Company has not yet recognized, if any, and the estimated tax benefits that would be recorded in paid-in capital when an award is settled, if any, are assumed to be used to repurchase shares in the current period. The dilutive common share equivalents, calculated using the treasury stock method, for the three and six months ended March 29, 2015 were 21,588,000 and 23,295,000, respectively. The dilutive common share equivalents, calculated using the treasury stock method, for the three and six months ended March 30, 2014 were 30,989,000 and 32,656,000, respectively. Shares of common stock equivalents outstanding that were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period were 18,000 and 744,000 during the three and six months ended March 29, 2015, respectively, and 12,000 and 413,000 during the three and six months ended March 30, 2014, respectively.
Share-Based Compensation. Total share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

	Three Months Ended		Six Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Cost of equipment and services revenues	$11	$13	$23	$25
Research and development	158	163	333	336
Selling, general and administrative	80	75	166	171
Share-based compensation expense before income taxes	249	251	522	532
Related income tax benefit	(43)	(53)	(86)	(109)
	$206	$198	$436	$423
The Company recorded $81 million and $82 million in share-based compensation expense during the six months ended March 29, 2015 and March 30, 2014, respectively, related to share-based awards granted during those periods. At March 29, 2015, total unrecognized compensation expense related to non-vested restricted stock units granted prior to that date was $1.3 billion, which is expected to be recognized over a weighted-average period of 1.8 years. During the six months ended March 29, 2015 and March 30, 2014, net share-based awards granted, after forfeitures and

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

cancelations, represented 0.4% of outstanding shares as of the beginning of each fiscal period, and total share-based awards granted represented 0.5% of outstanding shares as of the end of each fiscal period.
Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASU 2014-09 defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The ASU as currently issued will be effective for the Company starting in the first quarter of fiscal 2018. On April 1, 2015, the FASB voted to propose a one-year deferral to the effective date, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The proposal will be subject to the FASB’s due process requirement, which includes a period for public comments. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. The Company is in the process of determining the adoption method as well as the effects the adoption will have on its consolidated financial statements.

Note 2 — Composition of Certain Financial Statement Items

Accounts Receivable (in millions)
	March 29, 2015	September 28, 2014
Trade, net of allowances for doubtful accounts of $5 and $5, respectively	$2,040	$2,362
Long-term contracts	11	17
Other	7	33
	$2,058	$2,412

Inventories (in millions)
	March 29, 2015	September 28, 2014
Raw materials	$1	$1
Work-in-process	903	656
Finished goods	957	801
	$1,861	$1,458

Other Current Liabilities (in millions)
	March 29, 2015	September 28, 2014
Customer incentives and other customer-related liabilities	$1,452	$1,777
Other	416	466
	$1,868	$2,243

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 — Investment Income, Net (in millions)

	Three Months Ended		Six Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Interest and dividend income	$138	$167	$272	$322
Interest expense	(1)	(3)	(2)	(5)
Net realized gains on marketable securities	108	243	264	371
Net realized gains on other investments	3	—	13	17
Impairment losses on marketable securities	(27)	(112)	(89)	(141)
Impairment losses on other investments	(14)	(11)	(17)	(18)
Net gains on derivative instruments	2	—	6	4
Equity in net losses of investees	(9)	(4)	(13)	(5)
Net gains on deconsolidation of subsidiaries	3	2	3	1
	$203	$282	$437	$546

Note 4 — Income Taxes
The Company estimates its annual effective income tax rate for continuing operations to be approximately 21% for fiscal 2015, which is greater than its 14% effective income tax rate for fiscal 2014. Tax benefits from foreign income taxed at rates lower than rates in the United States are expected to be approximately 17% in fiscal 2015, compared to 20% in fiscal 2014.
During the second quarter of fiscal 2015, the China National Development and Reform Commission (NDRC) imposed a $975 million fine on the Company (Note 7). The fine is not deductible for tax purposes. Given the significant unusual nature of the fine, it was accounted for discretely in the second quarter of fiscal 2015. Also, during the second quarter of fiscal 2015, the Company recorded a $61 million tax benefit as a result of a favorable tax audit settlement with the Internal Revenue Service related to Qualcomm Atheros, Inc.’s pre-acquisition 2010 and 2011 tax returns.
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
The effective tax rate of 32% for the second quarter of fiscal 2015 was greater than the estimated annual effective tax rate of 21% primarily as a result of the NDRC fine, partially offset by the favorable tax audit settlement.

Note 5 — Stockholders’ Equity
Changes in stockholders’ equity for the six months ended March 29, 2015 were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Qualcomm Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at September 28, 2014	$39,169	$(3)	$39,166
Net income (loss)	3,025	(2)	3,023
Other comprehensive loss	(162)	—	(162)
Common stock issued under employee benefit plans and related tax benefits	476	—	476
Share-based compensation	548	—	548
Tax withholding related to vesting of restricted stock units	(193)	—	(193)
Dividends	(1,412)	—	(1,412)
Stock repurchases	(3,611)	—	(3,611)
Other	(1)	—	(1)
Balance at March 29, 2015	$37,839	$(5)	$37,834
Accumulated Other Comprehensive Income. Changes in the components of accumulated other comprehensive income, net of income taxes, in Qualcomm stockholders’ equity during the six months ended March 29, 2015 were as follows (in millions):

	Foreign Currency Translation Adjustment	Noncredit Other-than-Temporary Impairment Losses and Subsequent Changes in Fair Value for Certain Available-for-Sale Debt Securities	Net Unrealized Gain (Loss) on Other Available-for-Sale Securities	Total Accumulated Other Comprehensive Income
Balance at September 28, 2014	$(113)	$24	$723	$634
Other comprehensive loss before reclassifications	(31)	(7)	(6)	(44)
Reclassifications from accumulated other comprehensive income	—	4	(122)	(118)
Other comprehensive loss	(31)	(3)	(128)	(162)
Balance at March 29, 2015	$(144)	$21	$595	$472
Reclassifications from accumulated other comprehensive income related to available-for-sale securities and foreign currency translation adjustment of $47 million and $118 million for the three and six months ended March 29, 2015, respectively, and $71 million and $124 million for the three and six months ended March 30, 2014, respectively, were recorded in investment income, net (Note 3). Reclassifications from accumulated other comprehensive income related to derivative instruments of $7 million and $13 million for the three and six months ended March 30, 2014, respectively, were recorded in revenues, cost of equipment and services revenues, research and development expenses and selling, general and administrative expenses.
Stock Repurchase Program. On March 9, 2015, the Company announced a stock repurchase program authorizing it to repurchase up to $15 billion of the Company’s common stock. The stock repurchase program has no expiration date. The $15 billion stock repurchase program replaced a $7.8 billion stock repurchase program announced on March 4, 2014, of which $2.1 billion remained authorized for repurchase. During the six months ended March 29, 2015 and March 30, 2014, the Company repurchased and retired 50,699,000 and 27,586,000 shares of common stock, respectively, for $3.6 billion and $2.0 billion, respectively, before commissions. At March 29, 2015, approximately $14.5 billion remained authorized for repurchase under the Company’s stock repurchase program. Since March 29, 2015, the Company repurchased and retired 5,061,000 shares of common stock for $345 million.
Dividends. On March 9, 2015, the Company announced a 14% increase in its quarterly cash dividend per share of common stock from $0.42 to $0.48, which is effective for dividends payable after March 25, 2015. On April 8, 2015, the Company announced a cash dividend of $0.48 per share on the Company’s common stock, payable on June 24, 2015 to

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

stockholders of record as of the close of business on June 3, 2015. During the six months ended March 29, 2015 and March 30, 2014, dividends charged to retained earnings were as follows (in millions, except per share data):

	2015		2014
	Per Share	Total	Per Share	Total
First quarter	$0.42	$710	$0.35	$599
Second quarter	0.42	702	0.35	599
	$0.84	$1,412	$0.70	$1,198

Note 6 — Debt
In February 2015, the Company entered into a Revolving Credit Facility that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.0 billion, expiring in February 2020. Proceeds from the Revolving Credit Facility will be used for general corporate purposes. Loans under the Revolving Credit Facility bear interest, at the option of the Company, at either LIBOR (determined in accordance with the Revolving Credit Facility) plus a margin of 0.7% per annum or the Base Rate (determined in accordance with the Revolving Credit Facility), plus an initial margin of 0% per annum. The Revolving Credit Facility has a facility fee, which initially accrues at a rate of 0.05% per annum. The Revolving Credit Facility requires that the Company comply with certain covenants, including one financial covenant to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization to consolidated interest expense, as defined in the Revolving Credit Facility, of not less than three to one at the end of each fiscal quarter. At March 29, 2015, the Company was in compliance with the financial covenant, and the Company had not borrowed any funds under the Revolving Credit Facility.
In March 2015, the Company began an unsecured commercial paper program, which provides for the issuance of up to $4.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. Maturities of commercial paper can range from 1 day to up to 397 days. At March 29, 2015, the Company had $1.1 billion of outstanding commercial paper recorded as short-term debt with a weighted-average interest rate of 0.14%, which included fees paid to the commercial paper dealers, and weighted-average remaining days to maturity of 58 days. The carrying value of the outstanding commercial paper approximated its estimated fair value at March 29, 2015.

Note 7 — Commitments and Contingencies
Legal Proceedings. ParkerVision, Inc. v. QUALCOMM Incorporated: On July 20, 2011, ParkerVision filed a complaint against the Company in the United States District Court for the Middle District of Florida alleging that certain of the Company’s products infringe seven of its patents alleged to cover direct down-conversion receivers. ParkerVision’s complaint sought damages and injunctive and other relief. Subsequently, ParkerVision narrowed its allegations to assert only four patents. On October 17, 2013, the jury returned a verdict finding all asserted claims of the four at-issue patents to be infringed and finding that none of the asserted claims are invalid. On October 24, 2013, the jury returned a separate verdict assessing total past damages of approximately $173 million and finding that the Company’s infringement was not willful. The Company recorded the verdict amount in fiscal 2013 as a charge in other expenses. Post-verdict motions, including the Company’s motions for judgment as a matter of law and a new trial on invalidity and non-infringement and ParkerVision’s motions for injunctive relief and ongoing royalties, were filed by January 24, 2014. A hearing on these motions was held on May 1, 2014. On June 20, 2014, the court granted the Company’s motion to overturn the infringement verdict, denied the Company’s motion to overturn the invalidity verdict, and denied the remaining motions as moot. The court then entered judgment in the Company’s favor. As a result of the court’s judgment, the Company is not liable for any damages to ParkerVision, and therefore, the Company reversed all recorded amounts related to the damages verdict in fiscal 2014. On June 25, 2014, ParkerVision filed a notice of appeal with the court. The Court of Appeals for the Federal Circuit will hear the appeal on May 8, 2015 and issue a decision sometime thereafter. On May 1, 2014, ParkerVision filed another complaint against the Company in the United States District Court for the Middle District of Florida alleging patent infringement. On August 21, 2014, ParkerVision amended the compliant, now captioned ParkerVision, Inc. v. QUALCOMM Incorporated, Qualcomm Atheros, Inc., HTC Corporation, HTC America, Inc., Samsung Electronics Co., LTD., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC, broadening the allegations. ParkerVision now alleges that the Company infringes 11 additional patents and seeks damages and injunctive and other relief. The Company was served with the complaint in this

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

second action on August 28, 2014 and answered on November 17, 2014. The judge’s schedule sets the claim construction hearing for August 12, 2015, the close of discovery for January 2016 and the trial for August 2016.
Nvidia Corporation v. Qualcomm Incorporated: On September 4, 2014, Nvidia filed a complaint in the United States District Court for the District of Delaware and also with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against the Company, Samsung Electronics Co., Ltd., and other Samsung entities, alleging infringement of seven patents related to graphics processing. In the ITC complaint, Nvidia seeks an exclusion order barring the importation of certain consumer electronics and display device products, including some that incorporate the Company’s chip products, that infringe, induce infringement and/or contribute to the infringement of at least one of the seven asserted graphics processing patents as well as a cease and desist order preventing the Company from carrying out commercial activities within the United States related to such products. In the District of Delaware complaint, Nvidia is seeking an award of damages for the infringement of the asserted patents, a finding that such infringement is willful and treble damages for such willful infringement, and an order permanently enjoining the Company from infringing the asserted patents. The ITC instituted an investigation into Nvidia’s allegations on October 6, 2014. On April 2, 2015, the Administrative Law Judge in the ITC investigation issued a claim construction order construing seven claim terms from five of the seven asserted patents. The evidentiary hearing for the investigation is set for June 22 to June 26, 2015. The Initial Determination of the Administrative Law Judge is due October 9, 2015, and the target date for completion of the investigation by the ITC is set for February 10, 2016. The district court case was stayed on October 23, 2014 pending completion of the ITC investigation including appeals.
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
Korea Fair Trade Commission (KFTC) Complaint: On January 4, 2010, the KFTC issued a written decision finding that the Company had violated South Korean law by offering certain discounts and rebates for purchases of its CDMA chips and for including in certain agreements language requiring the continued payment of royalties after all licensed patents have expired. The KFTC levied a fine, which the Company paid and recorded as an expense in fiscal 2010. The Company appealed to the Seoul High Court, and on June 19, 2013, the Seoul High Court affirmed the KFTC’s decision. On July 4, 2013, the Company filed an appeal with the Korea Supreme Court. There have been no material developments during fiscal 2015 with respect to this matter.
Japan Fair Trade Commission (JFTC) Complaint: The JFTC received unspecified complaints alleging that the Company’s business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order concluding that the Company’s Japanese licensees were forced to cross-license patents to the Company on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against the Company’s other licensees who made a similar commitment in their license agreements with the Company. The cease and desist order seeks to require the Company to modify its existing license agreements with Japanese companies to eliminate these provisions while preserving the license of the Company’s patents to those companies. The Company disagrees with the conclusions that it forced its Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate the Japanese Antimonopoly Act. The Company has invoked its right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted the Company’s motion and issued a stay of the cease and desist order pending the administrative hearing before the JFTC. The JFTC has held hearings on 26 different dates, with the next hearing scheduled for May 25, 2015.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The Company is continuing to cooperate with the SEC and the DOJ, but is unable to predict the outcome of their investigations or any actions that the SEC or DOJ may decide to file.
China National Development and Reform Commission (NDRC) Investigation: In November 2013, the NDRC notified the Company that it had commenced an investigation of the Company relating to China’s Anti-Monopoly Law (AML). The investigation concerned primarily the Company’s licensing business and certain interactions between the Company’s licensing business and its chipset business. On February 9, 2015, the Company announced that it had reached a resolution with the NDRC regarding the investigation. The NDRC issued an Administrative Sanction Decision finding that the Company had violated the AML, and the Company agreed to implement a rectification plan that modifies certain of its business practices in China. The NDRC has reviewed that plan and stated that it satisfies their decision. The Company will not pursue further legal proceedings contesting the NDRC’s findings.
The key terms of the rectification plan provide that the Company will offer licenses for devices under its current 3G and 4G essential Chinese patents separately from licenses to its other patents and will provide patent lists during the negotiation process. If the Company seeks a cross license from a Chinese licensee as part of such offer, it will negotiate with the licensee in good faith and provide fair consideration for such rights. For licenses of the Company’s 3G and 4G essential Chinese patents for branded devices sold for use in China starting on January 1, 2015, the Company will charge running royalties of 5% for 3G CDMA or WCDMA devices (including multimode 3G/4G devices) and 3.5% for 4G devices that do not implement CDMA or WCDMA (including 3-mode LTE-TDD devices), in each case using a royalty base of 65% of the net selling price of the device. Consistent with the plan, the Company has offered its existing licensees the revised terms for sales of devices for use in China. The plan also provides that the Company will not condition the sale of baseband chipsets on the chipset customer signing a license agreement with terms that the NDRC found to be unreasonable or on the chipset customer not challenging unreasonable terms in its license agreement. The rectification plan does not require the Company to sell chipsets to any entity that is not a patent licensee of the Company.
In addition, the NDRC imposed a fine on the Company of 6.088 billion Chinese Yuan Renminbi (approximately $975 million), which the Company has paid. The Company recorded the amount of the fine in the second quarter of fiscal 2015 as a charge in other expenses.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Federal Trade Commission (FTC) Investigation: On September 17, 2014, the FTC notified the Company that it is conducting an investigation of the Company relating to Section 5 of the Federal Trade Commission Act. The FTC has notified the Company that it is investigating conduct related to standard essential patents and pricing and contracting practices with respect to baseband processors and related products. If a violation of Section 5 is found, a broad range of remedies is potentially available to the FTC, including imposing a fine or requiring modifications to the Company’s business practices. At this stage of the investigation, it is difficult to predict the outcome of this matter or what remedies, if any, may be imposed by the FTC. The Company continues to cooperate with the FTC as it conducts its investigation.
European Commission (Commission) Investigation: On October 15, 2014, the Commission notified the Company that it is conducting an investigation of the Company relating to Article 101 and/or 102 of the Treaty on the Functioning of the European Union (TFEU) and Article 53 and/or 54 of the Agreement for the European Economic Area (EEA Agreement). The Company understands that the investigation concerns the sale and/or marketing of the Company’s baseband chipsets, including alleged conditions relating to the provision by the Company of rebates and/or other financial incentives. If a violation is found, a broad range of remedies is potentially available to the Commission, including imposing a fine and/or injunctive relief prohibiting or restricting certain business practices. Given that this investigation is in its early stages, it is difficult to predict the outcome or what remedies, if any, may be imposed by the Commission. The Company continues to cooperate with the Commission as it conducts its investigation.
Korea Fair Trade Commission (KFTC) Investigation: On March 17, 2015, the KFTC notified the Company that it is conducting an investigation of the Company relating to the Korean Monopoly Regulation and Fair Trade Act (MRFTA). The Company understands that this investigation concerns primarily its licensing business. If a violation of the MRFTA is found, a broad range of remedies is potentially available to the KFTC, including imposing a fine or requiring modifications to the Company’s licensing practices. Given that this investigation is in its early stages, it is difficult to predict the outcome of this matter or what remedies, if any, may be imposed by the KFTC. The Company continues to cooperate with the KFTC as it conducts its investigation.
With the exception of the NDRC matter, which has been resolved, the Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at March 29, 2015 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in numerous other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.
Indemnifications. The Company generally does not indemnify its customers and licensees for losses sustained from infringement of third-party intellectual property rights. However, the Company is contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent, copyright, trademark or trade secret infringement by products or services sold or provided by the Company. The Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company. Through March 29, 2015, the Company has received a number of claims from its direct and indirect customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by its products.
These indemnification arrangements are not initially measured and recognized at fair value because they are deemed to be similar to product warranties in that they relate to claims and/or other actions that could impair the ability of the Company’s direct or indirect customers to use the Company’s products or services. Accordingly, the Company records liabilities resulting from the arrangements when they are probable and can be reasonably estimated. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at March 29, 2015 associated with these indemnification arrangements, other than insignificant amounts, based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time.
Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Obligations under these agreements at March 29, 2015 for the remainder of fiscal 2015 and for each of the subsequent four years from fiscal 2016 through 2019 were approximately $3.2 billion,

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$1.2 billion, $941 million, $797 million and $733 million, respectively, and $208 million thereafter. Of these amounts, for the remainder of fiscal 2015 and for each of the subsequent four years from fiscal 2016 through 2019, commitments to purchase integrated circuit product inventories comprised $2.5 billion, $994 million, $794 million, $715 million and $665 million, respectively, and $185 million thereafter. Integrated circuit product inventory obligations represent purchase commitments for wafers, die, finished goods and manufacturing services, such as wafer bump, probe, assembly and final test. Under the Company’s manufacturing relationships with its foundry suppliers and assembly and test service providers, cancelation of outstanding purchase commitments is generally allowed but requires payment of costs incurred through the date of cancelation, and in some cases, incremental fees related to capacity underutilization.
Operating Leases. The Company leases certain of its land, facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 20 years and with provisions in certain leases for cost-of-living increases. Future minimum lease payments for the remainder of fiscal 2015 and for each of the subsequent four years from fiscal 2016 through 2019 are $45 million, $80 million, $61 million, $33 million and $21 million, respectively, and $21 million thereafter.

Note 8 — Segment Information
The Company is organized on the basis of products and services. The Company conducts business primarily through two reportable segments: QCT (Qualcomm CDMA Technologies) and QTL (Qualcomm Technology Licensing), and its QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments. The Company also has nonreportable segments, including its QMT (Qualcomm MEMS Technologies), Pixtronix and Small Cells divisions and other wireless technology and service initiatives.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	QCT	QTL	QSI	Reconciling Items	Total
For the three months ended
March 29, 2015
Revenues	$4,434	$2,414	$—	$46	$6,894
EBT	750	2,162	(32)	(1,341)	1,539
March 30, 2014
Revenues	$4,243	$2,071	$—	$53	$6,367
EBT	740	1,834	(39)	(263)	2,272

For the six months ended
March 29, 2015
Revenues	$9,676	$4,230	$—	$87	$13,993
EBT	1,896	3,741	(33)	(1,767)	3,837
March 30, 2014
Revenues	$8,859	$3,971	$—	$159	$12,989
EBT	1,646	3,504	(35)	(1,086)	4,029
Intersegment revenues included in QCT revenues were negligible in all periods presented. All other revenues for reportable segments were from external customers for all periods presented.
Reconciling items in the previous table were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Revenues
Nonreportable segments	$47	$53	$90	$162
Intersegment eliminations	(1)	—	(3)	(3)
	$46	$53	$87	$159
EBT
Unallocated cost of equipment and services revenues	$(74)	$(75)	$(152)	$(148)
Unallocated research and development expenses	(226)	(217)	(437)	(434)
Unallocated selling, general and administrative expenses	(100)	(85)	(249)	(210)
Unallocated other expense	(1,010)	—	(1,079)	(12)
Unallocated investment income, net	232	314	462	571
Nonreportable segments	(163)	(200)	(311)	(853)
Intersegment eliminations	—	—	(1)	—
	$(1,341)	$(263)	$(1,767)	$(1,086)
Unallocated other expense for the six months ended March 29, 2015 included a $975 million charge related to the resolution reached with the NDRC (Note 7) and $104 million in goodwill impairment charges related to two of the Company’s nonreportable segments (Note 11). Nonreportable segments EBT for the six months ended March 30, 2014 included $444 million in impairment charges related to property, plant and equipment (Note 11).
Unallocated acquisition-related expenses were comprised as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Cost of equipment and services revenues	$63	$62	$129	$123
Research and development expenses	3	22	8	23
Selling, general and administrative expenses	13	6	25	13
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

	March 29, 2015	September 28, 2014
QCT	$3,412	$3,639
QTL	475	161
QSI	614	484
Reconciling items	42,672	44,290
Total consolidated assets	$47,173	$48,574

Note 9 — Acquisitions
In October 2014, the Company announced that it had reached agreement with CSR plc on the terms of a recommended cash offer to acquire the entire issued and to be issued ordinary share capital of CSR for £9.00 per ordinary share, which values the entire issued and to be issued share capital of CSR at approximately £1.6 billion (approximately $2.3 billion based upon an exchange rate of USD: GBP 1.4929). CSR is an innovator in the development of multifunction semiconductor platforms and technologies for the automotive, consumer and voice and music market categories. The acquisition complements the Company’s current offerings by adding products, channels and customers in the growth categories of the Internet of Everything and automotive infotainment, accelerating the Company’s presence and path to leadership. The acquisition has received approval of CSR’s shareholders, and every required regulatory agency has either provided approval or declined to exercise jurisdiction, except for the Ministry of Commerce in China. The completion of the acquisition remains subject to satisfaction of additional conditions. Subject to the satisfaction of these conditions, the acquisition is expected to close by the end of the summer of 2015. In connection with the pending acquisition, the Company agreed to set aside certain cash, cash equivalents and marketable securities (Note 12).

Note 10 — Discontinued Operations
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

Note 11 — Fair Value Measurements
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 29, 2015 (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,453	$2,751	$—	$5,204
Marketable securities (a)
U.S. Treasury securities and government-related securities	252	1,209	—	1,461
Corporate bonds and notes	—	15,440	—	15,440
Mortgage- and asset-backed securities	—	1,355	181	1,536
Auction rate securities	—	—	47	47
Common and preferred stock	676	715	—	1,391
Equity funds	646	—	—	646
Debt funds	—	3,597	—	3,597
Total marketable securities	1,574	22,316	228	24,118
Derivative instruments	1	6	—	7
Other investments (a)	318	—	—	318
Total assets measured at fair value	$4,346	$25,073	$228	$29,647
Liabilities
Derivative instruments	$2	$4	$—	$6
Other liabilities	294	—	—	294
Total liabilities measured at fair value	$296	$4	$—	$300
(a) Included amounts that are restricted (Note 12).
Activity between Levels of the Fair Value Hierarchy. There were no significant transfers between Level 1 and Level 2 during the six months ended March 29, 2015 or March 30, 2014. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table includes the activity for marketable securities classified within Level 3 of the valuation hierarchy (in millions):

	Six Months Ended March 29, 2015		Six Months Ended March 30, 2014
	Auction Rate Securities	Mortgage- and Asset-Backed Securities	Auction Rate Securities	Mortgage- and Asset-Backed Securities
Beginning balance of Level 3	$83	$186	$83	$239
Total realized and unrealized gains or losses:
Included in investment income, net	—	3	—	3
Included in other comprehensive income	—	(4)	—	1
Purchases	—	50	—	49
Sales	—	(41)	—	(18)
Settlements	(36)	(13)	—	(22)
Transfers out of Level 3	—	—	—	(2)
Ending balance of Level 3	$47	$181	$83	$250
The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the fiscal month in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers in or out of Level 3 during the six months ended March 29, 2015. Transfers out of Level 3 during the six months ended March 30, 2014 primarily consisted of debt securities with significant upgrades in credit ratings.
Nonrecurring Fair Value Measurements. The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the six months ended March 29, 2015, the Company updated the business plans and related internal forecasts related to the Company’s push-to-talk services business and its display businesses, resulting in impairment charges of $104 million related to goodwill and $27 million related to in-process research and development (IPR&D). During the six months ended March 30, 2014, the Company recorded impairment charges of $444 million to write down certain property, plant and equipment related to one of the Company’s display businesses and $16 million related to goodwill in its former QRS division. The IPR&D impairment charge was recorded in research and development expenses, and the other impairment charges were recorded in other operating expenses. The Company determined the fair values using cost, income and market approaches. The estimation of fair value and cash flows used in the fair value measurements required the use of significant unobservable inputs, and as a result, the fair value measurements were classified as Level 3. During the six months ended March 29, 2015 and March 30, 2014, the Company did not have any other significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Note 12 — Marketable Securities
Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	March 29, 2015	September 28, 2014	March 29, 2015	September 28, 2014
Trading:
U.S. Treasury securities and government-related securities	$338	$320	$23	$38
Corporate bonds and notes	177	191	345	367
Mortgage- and asset-backed securities	—	—	240	237
Total trading	515	511	608	642
Available-for-sale:
U.S. Treasury securities and government-related securities	385	805	715	392
Corporate bonds and notes	7,250	6,274	7,668	7,649
Mortgage- and asset-backed securities	1,091	1,063	205	195
Auction rate securities	—	—	47	83
Common and preferred stock	572	192	819	1,605
Equity funds	—	—	646	541
Debt funds	250	813	2,559	2,560
Total available-for-sale	9,548	9,147	12,659	13,025
Fair value option:
Debt fund	—	—	788	790
Total marketable securities	$10,063	$9,658	$14,055	$14,457
In connection with the pending acquisition of CSR (Note 9), the Company agreed to set aside certain cash, cash equivalents and marketable securities to be held for purposes of satisfying payment of the consideration to effect the acquisition, which is expected to close by the end of the summer of 2015. At March 29, 2015, the fair values of the marketable securities that were set aside were $2.9 billion of corporate bonds and notes, $717 million of mortgage- and asset-backed securities and $140 million in U.S. Treasury securities and government-related securities. Additionally, $24 million in cash equivalents, which were recorded as other current assets, were set aside. If the combined fair values fall below approximately £1.9 billion (approximately $2.8 billion using an exchange rate of 1.4929), the Company may be required to set aside additional amounts. Additionally, if certain conditions are met, such as a reduction in the liquidity of any of the securities that are set aside, the Company may be required to liquidate the securities and transfer the cash to a third party until the acquisition closes.
The Company holds an investment in a debt fund for which the Company elected the fair value option because the Company is able to redeem its shares at net asset value, which is determined daily. The investment would have otherwise

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

been recorded using the equity method. The debt fund has no single maturity date. At March 29, 2015, the Company had an effective ownership interest in the debt fund of 27%. Changes in fair value associated with this investment are recognized in net investment income. During the three and six months ended March 29, 2015, the changes in fair value associated with this investment were negligible. During the three and six months ended March 30, 2014, net increases in fair value associated with this investment were $12 million and $18 million, respectively.
The Company classifies certain portfolios of debt securities that utilize derivative instruments to acquire or reduce foreign exchange, interest rate and/or equity, prepayment and credit risks as trading. Net gains recognized on debt securities classified as trading held at March 29, 2015 were $14 million and negligible for the three and six months ended March 29, 2015, respectively. Net gains recognized on debt securities classified as trading held at March 30, 2014 were negligible for both the three and six months ended March 30, 2014.
At March 29, 2015, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity
Less Than One Year	One to Five Years	Five to Ten Years	Greater Than Ten Years	No Single Maturity Date	Total
$2,818	$11,245	$1,363	$592	$4,152	$20,170
Debt securities with no single maturity date included debt funds, mortgage- and asset-backed securities, auction rate securities and corporate bonds and notes.
The Company recorded realized gains and losses on sales of available-for-sale securities as follows (in millions):

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains
For the three months ended
March 29, 2015	$128	$(30)	$98
March 30, 2014	227	(5)	222

For the six months ended
March 29, 2015	$308	$(37)	$271
March 30, 2014	343	(8)	335
Available-for-sale securities were comprised as follows (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 29, 2015
Equity securities	$1,654	$383	$—	$2,037
Debt securities (including debt funds)	19,940	311	(81)	20,170
	$21,594	$694	$(81)	$22,207
September 28, 2014
Equity securities	$1,769	$575	$(6)	$2,338
Debt securities (including debt funds)	19,582	312	(60)	19,834
	$21,351	$887	$(66)	$22,172
The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that are classified as available-for-sale and have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 29, 2015
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and government-related securities	$395	$(3)	$—	$—
Corporate bonds and notes	4,211	(58)	201	(10)
Mortgage- and asset-backed securities	535	(1)	26	—
Auction rate securities	—	—	47	(1)
Common and preferred stock	13	—	12	—
Debt funds	784	(7)	38	(1)
	$5,938	$(69)	$324	$(12)

	September 28, 2014
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and government-related securities	$279	$(2)	$—	$—
Corporate bonds and notes	4,924	(31)	104	(4)
Mortgage- and asset-backed securities	484	(1)	52	(1)
Auction rate securities	—	—	83	(1)
Common and preferred stock	86	(3)	52	(3)
Debt funds	133	(1)	384	(19)
	$5,906	$(38)	$675	$(28)
At March 29, 2015, the Company concluded that the unrealized losses on its available-for-sale securities were temporary. Further, for common stock and for equity and debt funds with unrealized losses, the Company has the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable period of time. For debt securities and preferred stock with unrealized losses, the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, such securities before recovery or maturity.
The ending balance of the credit loss portion of other-than-temporary impairments on debt securities held by the Company was negligible at March 29, 2015 and March 30, 2014.

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
This Quarterly Report (including, but not limited to, this section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements, including, but not limited to, statements regarding our future business, financial condition, results of operations and prospects. Additionally, statements concerning other future matters, such as the development of new products, enhancements of technologies, industry or regional trends, consumer demand, sales or price levels, challenges to our business and/or business model, capital expenditures, investments in research and development, strategic investments and acquisitions and other statements regarding matters that are not historical, are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report.
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
Recent Developments
Revenues for the second quarter of fiscal 2015 were $6.9 billion, with net income attributable to Qualcomm of $1.1 billion, which primarily resulted from the following key items:

•
We shipped approximately 233 million Mobile Station Modem (MSM) integrated circuits for CDMA- and OFDMA-based wireless devices, an increase of approximately 24%, compared to approximately 188 million MSM integrated circuits in the year ago quarter.

•	Total reported device sales were approximately $75.8 billion, an increase of approximately 14%, compared to approximately $66.5 billion in the year ago quarter.(1)

•
On February 9, 2015, we announced that we had reached a resolution with the China National Development and Reform Commission (NDRC) regarding its investigation of us relating to China’s Anti-Monopoly Law (AML). The NDRC issued an Administrative Sanction Decision finding that we had violated the AML, and we agreed to implement a rectification plan that modifies certain of our business practices in China. In addition, the NDRC imposed a fine on us of 6.088 billion Chinese Yuan Renminbi (approximately $975 million), which was recorded in other expenses and was paid, primarily with cash held by foreign entities, in the second quarter of fiscal 2015.

Against this backdrop, the following recent developments occurred during the second quarter of fiscal 2015 with respect to key elements of our business or our industry:

•	Worldwide cellular connections grew sequentially by approximately 2% to reach approximately 7.2 billion.(2)

•
Worldwide 3G/4G connections (CDMA-based, OFDMA-based and CDMA/OFDMA multimode) grew sequentially by approximately 5% to approximately 3.1 billion, which was approximately 43% of total cellular connections.(2)

(1)
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

(2)	According to GSMA Intelligence estimates as of April 20, 2015 for the quarter ended March 31, 2015.
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
QCT is a leading developer and supplier of integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products. QCT’s integrated circuit products and system software are sold to or licensed to manufacturers that use our products in wireless devices, particularly mobile phones, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, data cards and infrastructure equipment, and in wired devices, particularly broadband gateway equipment, desktop computers and streaming media players. Our MSM integrated circuits, which include the Mobile Data Modem, Qualcomm Single Chip and Qualcomm Snapdragon processors and LTE modems, perform the core baseband modem functionality in wireless devices providing voice and data communications, as well as multimedia applications and global positioning functions. In addition, our Snapdragon processors provide advanced application and graphics processing capabilities. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. QCT revenues comprised 64% and 67% of total consolidated revenues in the second quarter of fiscal 2015 and 2014, respectively, and 69% and 68% of total consolidated revenues for the first six months of fiscal 2015 and 2014, respectively.
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
QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives. QTL licensing revenues are comprised of license fees as well as royalties based on sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Royalties are generally based upon a percentage of the wholesale selling price of complete licensed products, net of certain permissible deductions (including transportation, insurance, packing costs and other items). QTL recognizes royalty revenues based on royalties reported by licensees during the quarter and when other revenue recognition criteria are met. Licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. QTL revenues comprised 35% and

33% of total consolidated revenues in the second quarter of fiscal 2015 and 2014, respectively, and 30% and 31% of total consolidated revenues for the first six months of fiscal 2015 and 2014, respectively. The vast majority of such revenues were generated through our licensees’ sales of CDMA2000- and WCDMA-based products, such as feature phones and smartphones.
QSI makes strategic investments that are focused on opening new or expanding opportunities for our technologies and supporting the design and introduction of new products and services (or enhancing existing products or services) for voice and data communications. Many of these strategic investments are in early-stage companies in a variety of industries, including, but not limited to, digital media, e-commerce, energy, healthcare and wearable devices. Investments primarily include non-marketable equity instruments, which generally are recorded using the cost method or the equity method, and convertible debt instruments, which are recorded at fair value. QSI also holds wireless spectrum, which at March 29, 2015, consisted of L-Band spectrum in the United Kingdom. As part of our strategic investment activities, we intend to pursue various exit strategies for each of our QSI investments in the foreseeable future.
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

•
China continues to present significant opportunities for us, particularly with the rollout of 3G/4G LTE multimode. We expect the rollout of 4G services in China will encourage competition and growth, bring the benefits of 3G/4G LTE multimode to consumers, encourage consumers to replace 2G (GSM) and 3G devices and enable new opportunities (e.g., machine-to-machine) for the industry. However, our success in China is in part dependent upon the rate of commercialization of products based on 4G LTE (an OFDMA-based standard) in China.

•
We reached a resolution with the NDRC regarding its investigation and agreed to implement a rectification plan that modifies certain of our business practices in China. The rectification plan provides, among other things, that for licenses of only our 3G and 4G essential Chinese patents for branded devices sold for use in China starting on January 1, 2015 (and reported to us in the third quarter of fiscal 2015), we will charge running royalties at royalty rates of 5% for 3G CDMA or WCDMA devices (including multimode 3G/4G devices) and 3.5% for 4G devices that do not implement CDMA or WCDMA (including 3-mode LTE-TDD devices), in each case using a royalty base of 65% of the net selling price.

•
Despite the resolution of the NDRC investigation, China continues to present significant challenges for us. We continue to believe that certain licensees in China are not fully complying with their contractual obligations to report their sales of licensed products to us (which includes 3G/4G units that we believe are not being reported by certain licensees). Additionally, we expect it will take some time for licensees to decide whether to accept the new China terms or retain the terms of their existing agreements and for unlicensed companies that had delayed execution of new licenses pending resolution of the investigation to execute new licenses. We believe that the conclusion of the NDRC investigation will accelerate the resolution of these issues. However, litigation and/or other actions may be necessary to compel these licensees to report and pay the required royalties for such sales and unlicensed companies to execute new licenses.

•
We anticipate that our results of operations for our semiconductor business, QCT, will be adversely impacted in the second half of fiscal 2015, and continuing into next fiscal year, by the effects of: an increased shift in share among our customers within the premium tier, which will reduce our sales of our integrated Snapdragon processors and skew our product mix towards more modem chipsets in this tier; a decline in share at a large customer; and the continuing competitive environment in China. Based on our current customer engagements and our future product roadmap, we do not believe these factors reflect a long-term change to QCT’s competitive positioning.

•
In addition to our ongoing expense management initiatives, we have initiated a comprehensive review of our cost structure to identify opportunities to improve operating margins while at the same time extending our technology and product leadership positions.

•
We continue to invest significant resources toward advancements in 3G, 3G/4G multimode and 4G LTE technologies, audio and video codecs, wireless baseband chips, our converged computing/communications (Snapdragon) chips, graphics, connectivity, multimedia products, software and services. We are also investing across a broad spectrum of opportunities that leverage our existing technical and business expertise to deploy new business models and enter into new industry segments, such as products designed for implementation of small cells and addressing the challenge of meeting the increased demand for data; products for the connected home and the Internet of Things; automotive; very high speed connectivity; new display technology; data centers; mobile health; wireless charging; and machine learning, including robotics.

•
In October 2014, we announced that we had reached agreement with CSR plc on the terms of a recommended cash offer to acquire the entire issued and to be issued ordinary share capital of CSR for £9.00 per ordinary share, which values the entire issued and to be issued share capital of CSR at approximately £1.6 billion (approximately $2.3 billion based upon an exchange rate of USD: GBP 1.4929). CSR is an innovator in the development of multifunction semiconductor platforms and technologies for the automotive, consumer and voice and music market categories. The acquisition complements our current offerings by adding products, channels and customers in the growth categories of the Internet of Everything and automotive infotainment, accelerating our presence and path to leadership. The acquisition has received approval of CSR’s shareholders, and every required regulatory agency has either provided approval or declined to exercise jurisdiction, except for the Ministry of Commerce in China. The completion of the acquisition remains subject to the satisfaction of additional conditions. Subject to the satisfaction of these conditions, the acquisition is expected to close by the end of the summer of 2015.

In addition to the foregoing business and market-based matters, we continue to devote resources to working with and educating participants in the wireless value chain and governments as to the benefits of our business model and our extensive technology investments in promoting a highly competitive and innovative wireless industry. However, we expect that certain companies may continue to be dissatisfied with the need to pay reasonable royalties for the use of our technology and not welcome the success of our business model in enabling new, highly cost-effective competitors to their products. We expect that such companies and/or governments or regulators will continue to challenge our business model in various forums throughout the world.
Further discussion of risks related to our business is presented in the Risk Factors included in this Quarterly Report.
Results of Operations

Revenues (in millions)
	Three Months Ended			Six Months Ended
	March 29, 2015	March 30, 2014	Change	March 29, 2015	March 30, 2014	Change
Equipment and services	$4,403	$4,229	$174	$9,619	$8,881	$738
Licensing	2,491	2,138	353	4,374	4,108	266
	$6,894	$6,367	$527	$13,993	$12,989	$1,004
The increases in equipment and services revenues in the second quarter and the first six months of fiscal 2015 were primarily due to increases in QCT revenues of $175 million and $798 million, respectively. The increase for the first six months of fiscal 2015 was partially offset by a decrease of $59 million as a result of the sale of the North and Latin America operations of our Omnitracs division during fiscal 2014. The increases in licensing revenues in the second quarter and the first six months of fiscal 2015 were primarily due to increases in QTL revenues of $343 million and $259 million, respectively.

Costs and Expenses (in millions)
	Three Months Ended			Six Months Ended
	March 29, 2015	March 30, 2014	Change	March 29, 2015	March 30, 2014	Change
Cost of equipment and services (E&S) revenues	$2,628	$2,482	$146	$5,676	$5,189	$487
Cost as % of E&S revenues	60%	59%		59%	58%
The decreases in margin percentage for the second quarter and the first six months of fiscal 2015 were driven primarily by decreases in QCT margin percentage. Our margin percentage may fluctuate in future periods depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

	Three Months Ended			Six Months Ended
	March 29, 2015	March 30, 2014	Change	March 29, 2015	March 30, 2014	Change
Research and development	$1,375	$1,356	$19	$2,726	$2,683	$43
% of revenues	20%	21%		19%	21%
Selling, general, and administrative	$545	$539	$6	$1,112	$1,162	$(50)
% of revenues	8%	8%		8%	9%
Other	$1,010	$—	$1,010	$1,079	$472	$607
The dollar increases in research and development expenses in the second quarter and the first six months of fiscal 2015 were primarily attributable to increases of $45 million and $85 million, respectively, in costs related to the development of CDMA-based 3G, OFDMA-based 4G LTE and other technologies for integrated circuit and related software products, including small cells and data center products, and to expand our intellectual property portfolio, partially offset by decreases of $20 million and $30 million, respectively, related to the development costs of display technologies.
The dollar decrease in selling, general and administrative expenses in the first six months of fiscal 2015 was primarily attributable to a $16 million gain related to the sale of certain assets of one of our display businesses, the effect of which is a decrease in selling, general and administrative expenses, and a decrease of $16 million in patent-related expenses.
Other expenses in the second quarter of fiscal 2015 were primarily attributable to a $975 million charge resulting from the resolution reached with the NDRC. Other expenses in the first six months of fiscal 2015 also included $104 million in goodwill impairment charges related to our push-to-talk services business and one of our display businesses. Other expenses in the first six months of fiscal 2014 were comprised of a $444 million impairment charge related to one of our display businesses, a $16 million goodwill impairment charge related to our former QRS division and a $12 million charge related to the ParkerVision verdict.

Net Investment Income (in millions)
	Three Months Ended			Six Months Ended
	March 29, 2015	March 30, 2014	Change	March 29, 2015	March 30, 2014	Change
Interest and dividend income	$138	$167	$(29)	$272	$322	$(50)
Interest expense	(1)	(3)	2	(2)	(5)	3
Net realized gains on marketable securities	108	243	(135)	264	371	(107)
Net realized gains on other investments	3	—	3	13	17	(4)
Impairment losses on marketable securities and other investments	(41)	(123)	82	(106)	(159)	53
Net gains on derivative instruments	2	—	2	6	4	2
Equity in net losses of investees	(9)	(4)	(5)	(13)	(5)	(8)
Net gains on deconsolidation of subsidiaries	3	2	1	3	1	2
	$203	$282	$(79)	$437	$546	$(109)
The decreases in interest and dividend income in the second quarter and the first six months of fiscal 2015 were primarily due to lower interest rates earned on lower cash, cash equivalents and marketable securities balances held. The decreases in net realized gains on marketable securities in the second quarter and the first six months of fiscal 2015 were primarily due to the decreased impact of portfolio rebalancing in the second quarter and the first six months of fiscal 2015. The decreases in impairment losses on marketable securities and other investments in the second quarter and the first six months of fiscal 2015 were primarily due to decreases in our recognition of unrealized losses on debt funds that are not expected to recover over a reasonable period of time.

Income Tax Expense (in millions)
	Three Months Ended			Six Months Ended
	March 29, 2015	March 30, 2014	Change	March 29, 2015	March 30, 2014	Change
Income tax expense	$487	$314	$173	$814	$626	$188
Effective tax rate	32%	14%	18%	21%	16%	5%
The following table summarizes the primary factors that caused our effective tax rates for the second quarter and first six months of fiscal 2015 and 2014 to be less than the United States federal statutory rate:

	Three Months Ended		Six Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Expected income tax provision at federal statutory tax rate	35%	35%	35%	35%
Benefits from foreign income taxed at other than U.S. rates	(22%)	(20%)	(18%)	(18%)
Benefits related to the research and development tax credit	(1%)	(1%)	(3%)	(1%)
Tax impact of NDRC fine	22%	—	9%	—
Tax audit impacts, net	(4%)	—	(2%)	—
Other	2%	—	—	—
Effective tax rate	32%	14%	21%	16%

The effective tax rate of 32% for the second quarter of fiscal 2015 was greater than the estimated annual effective tax rate of 21% primarily as a result of the NDRC fine, partially offset by the favorable tax audit settlement. The fine is not deductible for tax purposes and was accounted for discretely in the second quarter of fiscal 2015. We recorded a $61 million tax benefit during the second quarter of fiscal 2015 as a result of a favorable tax audit settlement with the Internal Revenue Service related to Qualcomm Atheros, Inc.’s pre-acquisition 2010 and 2011 tax returns.
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
Segment Results
The following should be read in conjunction with the second quarter and first six months financial results of fiscal 2015 for each reportable segment. See “Notes to Condensed Consolidated Financial Statements, Note 8 - Segment Information.”

(in millions)	QCT	QTL	QSI
Three Months Ended March 29, 2015
Revenues	$4,434	$2,414	$—
EBT (1)	750	2,162	(32)
EBT as a % of revenues	17%	90%
Three Months Ended March 30, 2014
Revenues	$4,243	$2,071	$—
EBT (1)	740	1,834	(39)
EBT as a % of revenues	17%	89%
Six Months Ended March 29, 2015
Revenues	$9,676	$4,230	$—
EBT (1)	1,896	3,741	(33)
EBT as a % of revenues	20%	88%
Six Months Ended March 30, 2014
Revenues	$8,859	$3,971	$—
EBT (1)	1,646	3,504	(35)
EBT as a % of revenues	19%	88%

(1)	Earnings (loss) before taxes.

QCT Segment. The increases in QCT revenues in the second quarter and the first six months of fiscal 2015 of $191 million and $817 million, respectively, were primarily due to increases in equipment and services revenues. Equipment and services revenues, mostly related to sales of MSM and accompanying Radio Frequency (RF) and Power Management (PM) integrated circuits, were $4.37 billion and $4.19 billion in the second quarter of fiscal 2015 and 2014, respectively, and $9.56 billion and $8.76 billion in the first six months of fiscal 2015 and 2014, respectively. The increases in equipment and services revenues in the second quarter and the first six months of fiscal 2015 resulted primarily from increases of $843 million and $1.84 billion, respectively, related to higher MSM and accompanying RF and PM unit shipments, partially offset by net decreases of $727 million and $1.16 billion, respectively, resulting from lower-priced product mix and lower average selling prices. Approximately 233 million and 188 million MSM integrated circuits were sold during the second quarter of fiscal 2015 and 2014, respectively, and approximately 503 million and 400 million MSM integrated circuits were sold during the first six months of fiscal 2015 and 2014, respectively.
QCT EBT as a percentage of revenues in the first six months of fiscal 2015 increased primarily due to an increase of 9% in QCT revenues relative to an increase of 3% in research and development expenses, partially offset by a decrease in gross margin percentage. The decrease in QCT gross margin percentage in the first six months of fiscal 2015 primarily resulted from lower average selling prices, lower-margin product mix and higher excess inventory charges, partially offset by lower average unit costs.
QCT inventories increased by 5% in the second quarter of fiscal 2015 from $1.76 billion to $1.86 billion, primarily due to an increase in work-in-process wafer inventories related to the timing of inventory receipts and stages of completion, partially offset by lower average unit costs.
QTL Segment. The increases in QTL revenues in the second quarter and the first six months of fiscal 2015 of $343 million and $259 million, respectively, were primarily due to increases in sales of CDMA-based products, including multimode products that also implement OFDMA, reported by licensees, partially offset by decreases in revenues per reported units. The increase in QTL EBT as a percentage of revenues in the second quarter of fiscal 2015 was primarily due to an increase of 17% in QTL revenues relative to an increase of 6% in costs and expenses. QTL revenues and EBT for the second quarter and the first six months of fiscal 2015 were impacted negatively by units that we believe are not being reported by certain licensees and sales of certain unlicensed products in China. We expect it will take some time for those certain licensees to fully comply with the reporting requirements of their license agreements and for unlicensed companies that had delayed execution of new licenses pending resolution of the NDRC investigation to execute new licenses. We believe that QTL revenues and EBT for the second quarter and the first six months of fiscal 2015 were also impacted negatively by fluctuations in foreign currency exchange rates. We expect this trend will continue into the second half of fiscal 2015.
QSI Segment. The improvements in QSI EBT in the second quarter and the first six months of fiscal 2015 were primarily due to decreases in impairment losses on our strategic investments.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations, cash available from our debt programs and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $29.6 billion at March 29, 2015, a decrease of $2.4 billion from September 28, 2014. While we do not anticipate using our non-current marketable securities in operations in the foreseeable future, the securities could be liquidated within a short period of time if required. Our cash, cash equivalents and marketable securities at March 29, 2015 consisted of $3.4 billion held by United States-based entities and $26.2 billion held by foreign entities. Most of our cash, cash equivalents and marketable securities held by foreign entities is indefinitely reinvested and would be subject to material tax effects if repatriated. However, we believe that our United States sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds. Total cash provided by operating activities decreased to $1.7 billion during the first six months of fiscal 2015, compared to $4.6 billion during the first six months of fiscal 2014 primarily due to payment of $975 million resulting from the fine imposed by the NDRC and the prepayment of $950 million to secure long-term capacity commitments at a supplier of our integrated circuit products.
Accounts receivable decreased 8% during the second quarter of fiscal 2015. Days sales outstanding, on a consolidated basis, were 27 days at March 29, 2015, compared to 28 days at December 28, 2014. The decrease in accounts receivable was primarily due to the effects of decreased revenues related to integrated circuits. The decrease in days sales outstanding was primarily due to the net effects of the timing of cash payments for licensing relative to the increase in licensing revenues.
In February 2015, we entered into a Revolving Credit Facility that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.0 billion, expiring in February 2020. At March 29, 2015, no amounts were outstanding.
In March 2015, we began an unsecured commercial paper program, which provides for the issuance of up to $4.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. At March 29, 2015, we had $1.1 billion of commercial paper outstanding with weighted-average interest rates of 0.14%, which included fees paid to the commercial paper dealers, and weighted-average remaining days to maturity of 58 days.
We paid cash dividends totaling $689 million, or $0.42 per share, on March 25, 2015. On April 8, 2015, we announced a cash dividend of $0.48 per share on our common stock, payable on June 24, 2015 to stockholders of record as of the close of business on June 3, 2015. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders.
During the first six months of fiscal 2015, we repurchased and retired 50,699,000 shares of our common stock for $3.6 billion, before commissions. On March 9, 2015, we announced that we had been authorized to repurchase up to $15 billion of our common stock. The $15 billion stock repurchase program replaced a $7.8 billion stock repurchase program announced on March 4, 2014, of which $2.1 billion remained authorized for repurchase. At March 29, 2015, approximately $14.5 billion remained authorized for repurchase under our new stock repurchase program. Since March 29, 2015, we repurchased and retired 5,061,000 shares of common stock for $345 million. We intend to return a minimum of 75% of our free cash flow to stockholders through stock repurchases and dividends over the foreseeable future, where free cash flow is defined as net cash provided by operating activities less capital expenditures. Additionally, we intend to repurchase $10 billion of stock within approximately 12 months. To meet this goal, we expect to use existing cash and marketable securities held by, and cash flow generated from, United States-based entities and to issue additional debt, including accessing the public debt markets in the third quarter of fiscal 2015. The amount and timing of additional borrowings will be subject to a number of factors, including the cash flow generated by United States-based entities, acquisitions and strategic investments, acceptable interest rates and changes in corporate income tax law, among other factors. We periodically evaluate repurchases as a means of returning capital to stockholders to determine when and if repurchases are in the best interests of our stockholders.
Subject to the foregoing paragraph, we believe our current cash, cash equivalents and marketable securities and our expected cash flow generated from operations and expected financing activities will satisfy our working and other capital requirements for at least the next 12 months based on our current business plans. Recent and expected working and other capital requirements also include:

•
Our research and development expenditures were $2.7 billion during the first six months of fiscal 2015 and $5.5 billion in fiscal 2014, and we expect to continue to invest heavily in research and development for new technologies, applications and services for voice and data communications, primarily in the wireless industry.

•
Cash outflows for capital expenditures were $449 million during the first six months of fiscal 2015 and $1.2 billion in fiscal 2014. We expect to continue to incur capital expenditures in the future to support our business, including research and development activities. Future capital expenditures may be impacted by transactions that are currently not forecasted.

•
Our purchase obligations for the remainder of fiscal 2015 and for fiscal 2016, some of which relate to research and development activities and capital expenditures, totaled $3.2 billion and $1.2 billion, respectively, at March 29, 2015.

•
In October 2014, we announced that we had reached agreement with CSR plc on the terms of a recommended cash offer to acquire the entire issued and to be issued ordinary share capital of CSR for £9.00 per ordinary share, which values the entire issued and to be issued share capital of CSR at approximately £1.6 billion (approximately $2.3 billion based upon an exchange rate of USD: GBP 1.4929). We expect to use existing cash resources to fund the acquisition. The acquisition has received approval from CSR’s shareholders, and every required regulatory agency has either provided approval or declined to exercise jurisdiction, except for the Ministry of Commerce in China. The completion of the acquisition remains subject to the satisfaction of additional conditions. Subject to the satisfaction of these conditions, the acquisition is expected to close by the end of the summer of 2015.

•
We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly, to open new opportunities for our technologies, obtain development resources, grow our patent portfolio or pursue new businesses.

In connection with the pending acquisition of CSR, we agreed to set aside certain cash, cash equivalents and marketable securities to be held for purposes of satisfying payment of the consideration to effect the acquisition. At March 29, 2015, the fair value of the marketable securities that were set aside was $3.8 billion. Additionally, $24 million of cash equivalents, which were recorded as other current assets, were set aside. If the combined fair values falls below approximately £1.9 billion (approximately $2.8 billion using an exchange rate of 1.4929), we may be required to set aside additional securities. Additionally, if certain conditions are met, such as a reduction in the liquidity of any of the securities that are set aside, we may be required to liquidate the securities and transfer the cash to a third party until the acquisition closes.

Contractual Obligations/Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).
Additional information regarding our financial commitments at March 29, 2015 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 4 — Income Taxes,” “Note 6 — Debt” and “Note 7 — Commitments and Contingencies.”
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASU 2014-09 defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The ASU as currently issued will be effective for us starting in the first quarter of fiscal 2018. On April 1, 2015, the FASB voted to propose a one-year deferral to the effective date, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The proposal will be subject to the FASB’s due process requirement, which includes a period for public comments. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. We are in the process of determining the adoption method as well as the effects the adoption will have on our consolidated financial statements.
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

•
create stand-alone value and/or contribute to the success of our existing businesses through acquisitions and other investments (and/or by developing customer, licensee and/or vendor relationships) in new industry segments and/or disruptive technologies, products and/or services (such as the connected home and the Internet of Things, automotive products, new display technology, mobile health, machine learning, including robotics and wireless charging, among others); and/or

•
continue to develop brand recognition to effectively compete against better known companies in mobile computing and other consumer driven segments and to deepen our presence in significant emerging geographic regions.

Competition in any or all product tiers, customer concentration and/or growth in sales of mid- and low-tier products, particularly relative to premium-tier products, may reduce average selling prices for our chipset products and the products of our customers and licensees. Certain of these dynamics are particularly pronounced in emerging geographic regions (e.g., China). Reductions in the average selling prices of our chipset products, without a corresponding increase in volumes, would negatively impact our revenues, and without corresponding decreases in average unit costs, would negatively impact our margins. In addition, reductions in the average selling prices of our licensees’ products, unless offset by an increase in volumes, would generally decrease total royalties payable to us, negatively impacting our licensing revenues.
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
Our QCT segment derives a significant portion of revenues from a small number of customers, and we expect this trend to continue in the foreseeable future. Our industry is experiencing and may continue to experience an increasing concentration of device share among a few companies, contributing to this trend. In addition, certain of our largest integrated circuit customers are part of conglomerates that include certain of our integrated circuit competitors. The loss of any one of our significant customers, a reduction in the purchases of our products by such customers or cancelation of significant purchases from any of these customers would reduce our revenues and could harm our ability to achieve or sustain expected operating results, and a delay of significant purchases, even if only temporary, would reduce our revenues in the period of the delay. Further, concentration of device share among a few companies, and the corresponding purchasing power of these companies, may result in lower prices for our products which, if not accompanied by a sufficient increase in the volume of purchases of our products, could have an adverse effect on our revenues and margins. In addition, the timing and size of purchases by our significant customers may be impacted by the timing of such customers’ new or next generation product introductions, over which we have little or no control, and the timing of such introductions may cause our operating results to fluctuate. Accordingly, if current industry dynamics and concentrations continue, our QCT segment’s revenues will continue to depend largely upon, and be impacted by, future purchases and the timing and size of any such future purchases by these significant customers.
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
Although we own a very strong portfolio of issued and pending patents related to GSM, GPRS, EDGE, OFDM, OFDMA, WLAN, MIMO and other technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing revenues as our CDMA licensing program. Many wireless operators are investigating, have selected or have deployed OFDMA-based LTE as their next-generation 4G technology in existing (or future if not yet deployed) wireless spectrum bands as complementary to their existing CDMA-based networks. While 3G/4G multimode products are generally covered by our existing 3G licensing agreements, products that implement 4G but do not also implement 3G are generally not covered by these agreements. Although we believe that our patented technology is essential and useful to implementation of the LTE industry standards and have granted royalty-bearing licenses to more than 125 companies (including Huawei, LG, Microsoft, Samsung, Sony Mobile and ZTE) that have realized that they need a license under our patents to make and sell products implementing 4G standards but not implementing 3G standards, it may be difficult to agree on material terms and/or conditions of new license agreements that are acceptable to us with companies that are currently unlicensed, particularly in China. Further, the royalty rates for single mode 4G products are generally lower than our royalty rates for 3G and 3G/4G multimode products, and therefore, we might not achieve the same licensing revenues on such LTE products as on 3G and 3G/4G multimode products. In addition, new connectivity and other services are emerging that rely on devices that may or may not be used on traditional cellular networks, such as devices used in the connected home or the Internet of Things. We also seek to diversify and broaden our technology licensing programs to new industry segments in which we can leverage our technology leadership, such as wireless charging, display and other technologies. Standards, even de facto standards, that develop as these technologies mature, in particular those that do not include a base level of interoperability, may impact our ability to obtain royalties that are equivalent to those that we receive for 3G and 3G/4G multimode products used in cellular communications. Although we believe that our patented technology is essential and useful to the commercialization of such services, the royalties we receive may be lower than those we receive from our current licensing program.
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
We are currently subject to various litigation and governmental investigations and/or proceedings, some of which may arise out of the strategies described above. Certain legal matters are described more fully in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 7 - Commitments and Contingencies.” The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. Depending on the type of matter, various remedies that could result from an unfavorable resolution include, among others, injunctions, monetary damages or fines or other orders to pay money and the issuance of orders to cease certain conduct and/or modify our business practices.
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
We are currently subject to various governmental investigations and/or proceedings, and certain matters are described more fully in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 7 - Commitments and Contingencies.” The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. Depending on the type of matter, various remedies that could result from an unfavorable resolution include, among others, injunctions, monetary damages or fines or other orders to pay money, and the issuance of orders to cease certain conduct and/or modify our business practices.
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
Our industry is subject to rapid technological change, evolving industry standards and frequent new product introductions, and we must make substantial research, development and other investments, such as acquisitions, in new products, services and technologies to compete successfully. Technological innovations generally require significant research and development efforts before they are commercially viable. We intend to continue to make substantial investments in developing new products, services and technologies that we believe can create stand-alone value and/or contribute to the success of our existing businesses. However, it is possible that these initiatives will not be successful and/or will not result in meaningful revenues or generate operating income that meets expectations. While we continue to focus our development efforts primarily in support of 3G CDMA- and 4G OFDMA-based technologies, we innovate across a broad spectrum of opportunities to deploy new business models and enter into new industry segments by leveraging our existing technical and business expertise and/or through acquisitions. Our recent investment initiatives relate to, among others, networking, mobile computing, small cell technology and addressing the challenge of meeting the increased demand for data; products for the connected home and the Internet of Things; automotive; very high speed connectivity; new display technology; data centers; mobile health; wireless charging; and machine learning, including robotics.
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
While we have established alternate suppliers for certain technologies, we rely on sole- or limited-source suppliers for some products, subjecting us to significant risks, including: possible shortages of raw materials or manufacturing capacity; poor product performance; and reduced control over delivery schedules, manufacturing capability and yields, quality assurance, quantity and costs. To the extent we have established alternate suppliers, these suppliers may require significant levels of support to bring complex technologies to production. As a result, we may invest a significant amount of effort and resources and incur higher costs to support and maintain such alternate suppliers. Further, any future consolidation of foundry suppliers could increase our vulnerability to sole- or limited-source arrangements. Our arrangements with our suppliers may obligate us to incur costs to manufacture and test our products that do not decrease at the same rate as decreases in pricing to our customers. Our ability, and that of our suppliers, to develop or maintain leading process technologies, including transitions to smaller geometry process technologies, and to effectively compete with the manufacturing processes and performance of our competitors, could impact our ability to introduce new products and meet customer demand, could increase our costs (possibly decreasing our margins) and could subject us to the risk of excess inventories. Our inability to meet customer demand due to sole- or limited-sourcing and/or the additional costs that we incur because of these or other supply constraints or because of the need to support alternate suppliers could negatively impact our business, our revenues and our results of operations.
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
Our stock price and earnings have fluctuated in the past and are likely to fluctuate in the future. Factors that may have a significant impact on the market price of our stock and/or earnings include those identified throughout this “Risk Factors” section, volatility of the stock market in general and technology-based companies in particular, announcements concerning us, our suppliers, our competitors or our customers and variations between our actual results or guidance and expectations of securities analysts, among others. Further, increased volatility in the financial markets and/or overall economic conditions may reduce the amounts that we realize in the future on our cash equivalents and/or marketable securities and may reduce our earnings as a result of any impairment charges that we record to reduce recorded values of marketable securities to their fair values.
In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Due to changes in our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial uninsured costs and divert management’s attention and our resources.
There are risks associated with our indebtedness.
Our outstanding indebtedness and any additional indebtedness we incur may have negative consequences, including, among others:

•	requiring us to use cash to pay the principal of and interest on our indebtedness, thereby reducing the amount of cash flow available for other purposes;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions, stock repurchases, dividends or other general corporate and other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and/or

•	increasing our vulnerability to interest rate fluctuations to the extent a portion of our debt has variable interest rates.
Our ability to make payments of principal of and interest on our indebtedness depends upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things: repatriate funds to the United States at substantial tax cost; refinance or restructure all or a portion of our indebtedness; reduce or delay planned capital or operating expenditures; or sell selected assets. Such measures might not be sufficient to enable us to service our debt. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms or at all, and if prevailing interest rates at the time of any such financing and/or refinancing are higher than our current rates, interest expense related to such financing and/or refinancing would increase. If there are adverse changes in the ratings assigned to our debt securities by credit rating agencies, our borrowing costs, our ability to access debt in the future and/or the terms of the financing could be adversely affected.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2014 Annual Report on Form 10-K. At March 29, 2015, there have been no material changes to the financial market risks described at September 28, 2014. In the second quarter of fiscal 2015, we began a commercial paper program which provides for the issuance of up to $4.0 billion of commercial paper. At March 29, 2015, we had $1.1 billion of commercial paper outstanding, with maturities of less than 4 months. Changes in interest rates could affect the amounts of interest that we pay if we refinance the current debt outstanding with new debt. We also expect to access public debt markets in the third quarter of fiscal 2015. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

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
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
A review of our material pending legal proceedings is disclosed in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 7 — Commitments and Contingencies,” in Part I, Item 1. We are also engaged in numerous other legal actions arising in the ordinary course of our business and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS
We have provided updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The “Risk Factors” section provides updated information in certain areas. With the exception of the new risk factor labeled “There are risks associated with our indebtedness,” we do not believe those updates have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities during the second quarter of fiscal 2015 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
December 29, 2014 to January 25, 2015	5,650	$73.74	5,650	$3,175
January 26, 2015 to February 22, 2015	10,677	67.77	10,677	2,452
February 23, 2015 to March 29, 2015	11,432	70.54	11,432	14,543
Total	27,759	70.13	27,759

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)
On March 9, 2015, we announced a new repurchase program authorizing us to repurchase up to $15 billion of our common stock. At March 29, 2015, approximately $14.5 billion remained authorized for repurchase. The stock repurchase program has no expiration date. The $15 billion stock repurchase program replaced a $7.8 billion stock repurchase program announced on March 4, 2014, of which $2.1 billion remained authorized for repurchase. Since March 29, 2015, we repurchased and retired 5,061,000 shares of common stock for $345 million.

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

10.128	Amended and Restated QUALCOMM Incorporated 2001 Employee Stock Purchase Plan. (5)
10.129
Revolving Credit Agreement among Qualcomm Incorporated, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, dated as of February 18, 2015. (6)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steven M. Mollenkopf.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George S. Davis.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Steven M. Mollenkopf.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for George S. Davis.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Labels Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
______________________________

(1)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2012.

(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 11, 2012.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-19528) filed on September 30, 2005.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-19528) filed on December 12, 2006.

(5)	Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a).

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-19528) filed on February 18, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
/s/ George S. Davis
George S. Davis
Executive Vice President and Chief Financial Officer

Dated: April 22, 2015