Form 10-Q
period 2015-06-28
QUALCOMM INC/DE
filed 2015-07-22
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 20, 2015, was as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,571,202,188

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	June 28, 2015	September 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$9,987	$7,907
Marketable securities	11,344	9,658
Accounts receivable, net	1,961	2,412
Inventories	1,583	1,458
Deferred tax assets	472	577
Other current assets	581	401
Total current assets	25,928	22,413
Marketable securities	13,894	14,457
Deferred tax assets	1,275	1,174
Property, plant and equipment, net	2,574	2,487
Goodwill	4,259	4,488
Other intangible assets, net	2,405	2,580
Other assets	1,960	975
Total assets	$52,295	$48,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,412	$2,183
Payroll and other benefits related liabilities	697	802
Unearned revenues	680	785
Short-term debt	1,000	—
Other current liabilities	2,294	2,243
Total current liabilities	6,083	6,013
Unearned revenues	2,576	2,967
Long-term debt	9,913	—
Other liabilities	527	428
Total liabilities	19,099	9,408

Commitments and contingencies (Note 6)

Stockholders’ equity:
Qualcomm stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,578 and 1,669 shares issued and outstanding, respectively	—	7,736
Retained earnings	32,699	30,799
Accumulated other comprehensive income	503	634
Total Qualcomm stockholders’ equity	33,202	39,169
Noncontrolling interests	(6)	(3)
Total stockholders’ equity	33,196	39,166
Total liabilities and stockholders’ equity	$52,295	$48,574

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Revenues:
Equipment and services	$3,840	$4,922	$13,459	$13,803
Licensing	1,992	1,884	6,366	5,992
Total revenues	5,832	6,806	19,825	19,795
Costs and expenses:
Cost of equipment and services revenues	2,451	2,740	8,126	7,929
Research and development	1,407	1,429	4,133	4,113
Selling, general and administrative	577	582	1,689	1,745
Other	162	(20)	1,241	450
Total costs and expenses	4,597	4,731	15,189	14,237
Operating income	1,235	2,075	4,636	5,558
Investment income, net (Note 2)	163	422	600	968
Income from continuing operations before income taxes	1,398	2,497	5,236	6,526
Income tax expense	(215)	(260)	(1,029)	(886)
Income from continuing operations	1,183	2,237	4,207	5,640
Discontinued operations, net of income taxes (Note 9)	—	—	—	430
Net income	1,183	2,237	4,207	6,070
Net loss attributable to noncontrolling interests	1	1	2	3
Net income attributable to Qualcomm	$1,184	$2,238	$4,209	$6,073

Basic earnings per share attributable to Qualcomm:
Continuing operations	$0.74	$1.33	$2.57	$3.35
Discontinued operations	—	—	—	0.25
Net income	$0.74	$1.33	$2.57	$3.60
Diluted earnings per share attributable to Qualcomm:
Continuing operations	$0.73	$1.31	$2.53	$3.28
Discontinued operations	—	—	—	0.25
Net income	$0.73	$1.31	$2.53	$3.53
Shares used in per share calculations:
Basic	1,608	1,683	1,638	1,686
Diluted	1,629	1,714	1,661	1,718

Dividends per share announced	$0.48	$0.42	$1.32	$1.12

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net income	$1,183	$2,237	$4,207	$6,070
Other comprehensive income (loss), net of income taxes:
Foreign currency translation gains (losses)	7	8	(25)	14
Reclassification of foreign currency translation losses included in net income	—	—	—	1
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain available-for-sale debt securities	(9)	1	(19)	1
Reclassification of other-than-temporary losses on available-for-sale securities included in net income	31	5	92	96
Net unrealized gains on other available-for-sale marketable securities	20	176	14	356
Reclassification of net realized gains on available-for-sale securities included in net income	(76)	(168)	(251)	(384)
Net unrealized gains on derivative instruments	58	—	58	8
Reclassification of net realized gains on derivative instruments included in net income	—	(7)	—	(20)
Total other comprehensive income (loss)	31	15	(131)	72
Total comprehensive income	1,214	2,252	4,076	6,142
Comprehensive loss attributable to noncontrolling interests	1	1	2	3
Comprehensive income attributable to Qualcomm	$1,215	$2,253	$4,078	$6,145

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	June 28, 2015	June 29, 2014
Operating Activities:
Net income	$4,207	$6,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	888	853
Gain on sale of discontinued operations	—	(665)
Long-lived asset and goodwill impairment charges	304	642
Income tax provision in excess of income tax payments	159	244
Non-cash portion of share-based compensation expense	793	806
Incremental tax benefits from share-based compensation	(98)	(239)
Net realized gains on marketable securities and other investments	(399)	(685)
Impairment losses on marketable securities and other investments	161	170
Other items, net	(29)	(5)
Changes in assets and liabilities:
Accounts receivable, net	438	43
Inventories	(122)	116
Other assets	(897)	136
Trade accounts payable	(769)	321
Payroll, benefits and other liabilities	(406)	(337)
Unearned revenues	(408)	(202)
Net cash provided by operating activities	3,822	7,268
Investing Activities:
Capital expenditures	(815)	(955)
Purchases of available-for-sale securities	(13,118)	(10,315)
Proceeds from sales and maturities of available-for-sale securities	11,897	9,744
Purchases of trading securities	(1,034)	(2,868)
Proceeds from sales and maturities of trading securities	1,008	2,619
Purchases of other marketable securities	—	(220)
Proceeds from sale of discontinued operations, net of cash sold	—	788
Proceeds from sales of property, plant and equipment	161	37
Acquisitions and other investments, net of cash acquired	(308)	(447)
Other items, net	(11)	65
Net cash used by investing activities	(2,220)	(1,552)
Financing Activities:
Proceeds from short-term debt	2,813	—
Proceeds from long-term debt	9,937	—
Repayment of short-term debt	(1,814)	—
Proceeds from issuance of common stock	571	1,147
Repurchases and retirements of common stock	(9,016)	(3,354)
Dividends paid	(2,142)	(1,884)
Incremental tax benefits from share-based compensation	98	239
Other items, net	41	(65)
Net cash provided (used) by financing activities	488	(3,917)
Effect of exchange rate changes on cash and cash equivalents	(10)	3
Net increase in cash and cash equivalents	2,080	1,802
Cash and cash equivalents at beginning of period	7,907	6,142
Cash and cash equivalents at end of period	$9,987	$7,944
See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation
Financial Statement Preparation. These condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (collectively with its subsidiaries, the Company or Qualcomm) in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2014. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three-month and nine-month periods ended June 28, 2015 and June 29, 2014 included 13 weeks and 39 weeks, respectively.
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
Earnings Per Common Share. Basic earnings per common share are computed by dividing net income attributable to Qualcomm by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share are computed by dividing net income attributable to Qualcomm by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options and/or accelerated share repurchase agreements, if any, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost for future service that the Company has not yet recognized, if any, and the estimated tax benefits that would be recorded in paid-in capital when an award is settled, if any, are assumed to be used to repurchase shares in the current period. The dilutive common share equivalents, calculated using the treasury stock method, for the three and nine months ended June 28, 2015 were 20,749,000 and 22,447,000, respectively. The dilutive common share equivalents, calculated using the treasury stock method, for the three and nine months ended June 29, 2014 were 30,642,000 and 31,985,000, respectively. Shares of common stock equivalents outstanding that were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period were 16,711,000 and 6,067,000 during the three and nine months ended June 28, 2015, respectively, which were primarily attributable to the ASR Agreements (Note 4), and 7,000 and 278,000 during the three and nine months ended June 29, 2014, respectively.
Share-Based Compensation. Total share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Cost of equipment and services revenues	$10	$12	$33	$37
Research and development	176	174	508	510
Selling, general and administrative	85	88	252	259
Share-based compensation expense before income taxes	271	274	793	806
Related income tax benefit	(58)	(42)	(145)	(151)
	$213	$232	$648	$655
The Company recorded $173 million and $177 million in share-based compensation expense during the nine months ended June 28, 2015 and June 29, 2014, respectively, related to share-based awards granted during those periods. At June 28, 2015, total unrecognized compensation expense related to non-vested restricted stock units granted prior to that date was $1.5 billion, which is expected to be recognized over a weighted-average period of 2.0 years. During the nine

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

months ended June 28, 2015 and June 29, 2014, net share-based awards granted, after forfeitures and cancelations, represented 0.8% of outstanding shares as of the beginning of each fiscal period, and total share-based awards granted represented 0.9% of outstanding shares as of the end of each fiscal period.
Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASU 2014-09 defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. On July 9, 2015, the FASB voted to defer the effective date by one year, such that the new standard will be effective for the Company starting in the first quarter of fiscal 2019. The FASB will also permit entities to adopt one year earlier if they choose (i.e., the original effective date). The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. The Company does not intend to adopt the standard early and is in the process of determining the adoption method as well as the effects the adoption will have on its consolidated financial statements.

Note 2 — Composition of Certain Financial Statement Items

Inventories (in millions)
	June 28, 2015	September 28, 2014
Raw materials	$1	$1
Work-in-process	755	656
Finished goods	827	801
	$1,583	$1,458

Other Current Liabilities (in millions)
	June 28, 2015	September 28, 2014
Customer incentives and other customer-related liabilities	$1,843	$1,777
Other	451	466
	$2,294	$2,243

Other Costs and Expenses
On February 9, 2015, the Company announced that it had reached a resolution with the China National Development and Reform Commission (NDRC) regarding its investigation of the Company relating to China’s Anti-Monopoly Law (AML) and the Company’s licensing business and certain interactions between the Company’s licensing business and its chipset business. The NDRC issued an Administrative Sanction Decision finding that the Company had violated the AML, and the Company agreed to implement a rectification plan that modifies certain of its business practices in China. In addition, the NDRC imposed a fine on the Company of 6.088 billion Chinese Yuan Renminbi (approximately $975 million), which the Company has paid. The Company recorded the amount of the fine in the second quarter of fiscal 2015 in other expenses. Other expenses in the nine months ended June 28, 2015 also included $255 million and $11 million in impairment charges on goodwill and intangible assets, respectively, related to our content and push-to-talk services and display businesses.
Other expenses in the first nine months of fiscal 2014 were comprised of $607 million in certain property, plant and equipment and goodwill impairment charges related to one of our display businesses and a $16 million goodwill impairment charge related to our former QRS division, partially offset by the reversal of the $173 million accrual recorded in fiscal 2013 related to the ParkerVision verdict (Note 6).

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investment Income, Net (in millions)
	Three Months Ended		Nine Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Interest and dividend income	$128	$139	$400	$460
Interest expense	(32)	—	(34)	(4)
Net realized gains on marketable securities	117	290	381	660
Net realized gains on other investments	5	8	18	25
Impairment losses on marketable securities	(42)	(8)	(131)	(149)
Impairment losses on other investments	(13)	(3)	(30)	(21)
Net gains (losses) on derivative instruments	10	(6)	16	(1)
Equity in net losses of investees	(10)	(2)	(23)	(7)
Net gains on deconsolidation of subsidiaries	—	4	3	5
	$163	$422	$600	$968

Note 3 — Income Taxes
The Company estimates its annual effective income tax rate for continuing operations to be approximately 19% for fiscal 2015, which is greater than its 14% effective income tax rate for fiscal 2014. Tax benefits from foreign income taxed at rates lower than rates in the United States are expected to be approximately 19% in fiscal 2015, compared to 20% in fiscal 2014.
The effective tax rate of 15% for the third quarter of fiscal 2015 was less than the estimated annual effective tax rate of 19% primarily resulting from an increase in the allocation of expenses to the Company’s United States operations.
During the second quarter of fiscal 2015, the NDRC imposed a $975 million fine on the Company (Note 2). The fine is not deductible for tax purposes. Given the significant unusual nature of the fine, it was accounted for discretely in the second quarter of fiscal 2015. Also, during the second quarter of fiscal 2015, the Company recorded a $61 million tax benefit as a result of a favorable tax audit settlement with the Internal Revenue Service related to Qualcomm Atheros, Inc.’s pre-acquisition 2010 and 2011 tax returns.
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

Note 4 — Stockholders’ Equity
Changes in stockholders’ equity for the nine months ended June 28, 2015 were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Qualcomm Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at September 28, 2014	$39,169	$(3)	$39,166
Net income (loss)	4,209	(2)	4,207
Other comprehensive loss	(131)	—	(131)
Common stock issued under employee benefit plans and related tax benefits	657	—	657
Share-based compensation	834	—	834
Tax withholdings related to vesting of share-based payments	(336)	—	(336)
Dividends	(2,183)	—	(2,183)
Stock repurchases	(9,016)	—	(9,016)
Other	(1)	(1)	(2)
Balance at June 28, 2015	$33,202	$(6)	$33,196
Accumulated Other Comprehensive Income. Changes in the components of accumulated other comprehensive income, net of income taxes, in Qualcomm stockholders’ equity during the nine months ended June 28, 2015 were as follows (in millions):

	Foreign Currency Translation Adjustment	Noncredit Other-than-Temporary Impairment Losses and Subsequent Changes in Fair Value for Certain Available-for-Sale Debt Securities	Net Unrealized Gain (Loss) on Other Available-for-Sale Securities	Net Unrealized Gain (Loss) on Derivative Instruments	Total Accumulated Other Comprehensive Income
Balance at September 28, 2014	$(113)	$24	$723	$—	$634
Other comprehensive (loss) income before reclassifications	(25)	(12)	14	58	35
Reclassifications from accumulated other comprehensive income	—	6	(172)	—	(166)
Other comprehensive (loss) income	(25)	(6)	(158)	58	(131)
Balance at June 28, 2015	$(138)	$18	$565	$58	$503
In the third quarter of fiscal 2015, the Company entered into U.S. Treasury rate locks in anticipation of its debt offering (Note 5), which were designated as cash flow hedges. This resulted in the deferral of gains of $56 million in accumulated other comprehensive income, which will be recognized over the 10- and 30-year lives of the underlying notes associated with the U.S. Treasury rate locks. Reclassifications from accumulated other comprehensive income related to available-for-sale securities and foreign currency translation adjustments of $48 million and $166 million for the three and nine months ended June 28, 2015, respectively, and $163 million and $287 million for the three and nine months ended June 29, 2014, respectively, were recorded in investment income, net (Note 2). Reclassifications from accumulated other comprehensive income related to derivative instruments of $7 million and $20 million for the three and nine months ended June 29, 2014, respectively, were recorded in revenues, cost of equipment and services revenues, research and development expenses and selling, general and administrative expenses.
Stock Repurchase Program. On March 9, 2015, the Company announced a stock repurchase program authorizing it to repurchase up to $15 billion of the Company’s common stock. The stock repurchase program has no expiration date.
In May 2015, the Company entered into two accelerated share repurchase agreements (ASR Agreements) with two financial institutions under which the Company paid an aggregate of $5.0 billion upfront to the financial institutions and received from them an initial delivery of 57,737,000 shares of the Company’s common stock, which were retired and recorded as a $4.0 billion reduction to stockholders’ equity. The final number of shares to be repurchased will be based

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

on the volume-weighted average stock price of the Company’s common stock during the terms of the transactions, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements, and will also be retired upon delivery to the Company and recorded as a reduction to stockholders’ equity. This is evaluated as an unsettled forward contract indexed to the Company’s own stock, with $1.0 billion classified within stockholders’ equity. At settlement, under certain circumstances, one or both of the financial institutions may be required to deliver additional shares of common stock to the Company, or under certain circumstances, the Company may be required to deliver shares of common stock or to make a cash payment to one or both of the financial institutions, with the method of settlement at the Company’s election. The final settlement of the transactions under the ASR Agreements is scheduled to occur in November 2015 but may occur earlier in certain circumstances.
During the nine months ended June 28, 2015 and June 29, 2014, the Company repurchased and retired an additional 56,652,000 and 44,609,000 shares of common stock, respectively, for $4.0 billion and $3.4 billion, respectively, before commissions. To reflect share repurchases in the condensed consolidated balance sheet, the Company (i) reduces common stock for the par value of the shares, (ii) reduces paid-in capital for the amount in excess of par to zero during the quarter in which the shares are repurchased and (iii) records the residual amount to retained earnings. At June 28, 2015, $9.1 billion remained authorized for repurchase under the Company’s stock repurchase program. Since June 28, 2015, the Company repurchased and retired 8,018,000 shares of common stock for $510 million.
Dividends. On July 7, 2015, the Company announced a cash dividend of $0.48 per share on the Company’s common stock, payable on September 23, 2015 to stockholders of record as of the close of business on September 2, 2015. During the nine months ended June 28, 2015 and June 29, 2014, dividends charged to retained earnings were as follows (in millions, except per share data):

	2015		2014
	Per Share	Total	Per Share	Total
First quarter	$0.42	$710	$0.35	$599
Second quarter	0.42	702	0.35	599
Third quarter	0.48	771	0.42	718
	$1.32	$2,183	$1.12	$1,916

Note 5 — Debt
Revolving Credit Facility. In February 2015, the Company entered into a Revolving Credit Facility that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.0 billion, expiring in February 2020. Proceeds from the Revolving Credit Facility will be used for general corporate purposes. Loans under the Revolving Credit Facility bear interest, at the option of the Company, at either LIBOR (determined in accordance with the Revolving Credit Facility) plus a margin of 0.7% per annum or the Base Rate (determined in accordance with the Revolving Credit Facility), plus an initial margin of 0% per annum. The Revolving Credit Facility has a facility fee, which initially accrues at a rate of 0.05% per annum. The Revolving Credit Facility requires that the Company comply with certain covenants, including one financial covenant to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization to consolidated interest expense, as defined in the Revolving Credit Facility, of not less than three to one at the end of each fiscal quarter. At June 28, 2015, the Company was in compliance with the covenants, and the Company had not borrowed any funds under the Revolving Credit Facility.
Commercial Paper Program. In March 2015, the Company began an unsecured commercial paper program, which provides for the issuance of up to $4.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. Maturities of commercial paper can range from 1 day to up to 397 days. At June 28, 2015, the Company had $1.0 billion of outstanding commercial paper recorded as short-term debt with a weighted-average interest rate of 0.14%, which included fees paid to the commercial paper dealers, and weighted-average remaining days to maturity of 51 days. The carrying value of the outstanding commercial paper approximated its estimated fair value at June 28, 2015.
Long-term Debt. In May 2015, the Company issued an aggregate principal amount of $10.0 billion of unsecured floating- and fixed-rate notes (the notes) with varying maturities. The proceeds from the notes of $9.9 billion, net of underwriting discounts and offering expenses, were used to fund the ASR Agreements (Note 4) and are also being used

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

for other general corporate purposes. The following table provides a summary of the Company’s long-term debt as of June 28, 2015 (dollar amounts in millions):

	Principal Amount	Effective Interest Rate
Floating-rate notes due May 18, 2018	$250	0.61%
Floating-rate notes due May 20, 2020	250	0.88%
Fixed-rate 1.40% notes due May 18, 2018	1,250	0.68%
Fixed-rate 2.25% notes due May 20, 2020	1,750	1.78%
Fixed-rate 3.00% notes due May 20, 2022	2,000	2.28%
Fixed-rate 3.45% notes due May 20, 2025	2,000	3.46%
Fixed-rate 4.65% notes due May 20, 2035	1,000	4.74%
Fixed-rate 4.80% notes due May 20, 2045	1,500	4.71%
Total principal	10,000
Unamortized discount, including debt issuance costs	(65)
Hedge accounting fair value adjustments	(22)
Total long-term debt	$9,913
The interest rate on the floating rate notes due in 2018 and the floating rate notes due in 2020 for a particular interest period will be a per annum rate equal to three-month LIBOR as determined on the interest determination date plus 0.27% and 0.55%, respectively. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes. The Company may redeem the fixed-rate notes at any time in whole, or from time to time in part, at specified make-whole premiums as defined in the applicable form of note. The Company may not redeem the floating-rate notes prior to maturity. The Company is not subject to any financial covenants under the notes nor any covenants that would prohibit the Company from incurring additional indebtedness ranking equal to the notes, paying dividends, issuing securities or repurchasing securities issued by it or its subsidiaries. At June 28, 2015, the aggregate fair value of the notes, based on Level 2 inputs, was approximately $9.8 billion.
The Company has entered, and may in the future enter, into interest rate swaps to manage interest rate risk on certain notes. Such swaps allow the Company to effectively convert fixed-rate payments into floating-rate payments. These transactions are designated as fair value hedges, and the gains and losses related to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to changes in the market interest rates. In the third quarter of fiscal 2015, the Company entered into interest rate swaps with an aggregate notional amount of $3.0 billion, which effectively converted all of the fixed-rate notes due in 2018 and approximately 43% and 50% of the fixed-rate notes due in 2020 and 2022, respectively, into floating-rate notes. The net gains and losses on the interest rate swaps, as well as the offsetting gains or losses on the related fixed-rate notes attributable to the hedged risks, are recognized in earnings as interest expense in the current period.
The effective interest rates for the notes include the interest on the notes, amortization of the discount, which includes debt issuance costs, and, if applicable, adjustments related to hedging. The Company recognized $30 million of interest expense on its long-term debt during the three and nine months ended June 28, 2015. The Company did not have any long-term debt outstanding in fiscal 2014.
No principal payments are due on the Company’s notes prior to fiscal 2018. At June 28, 2015, future principal payments were $1.5 billion in fiscal 2018 and $8.5 billion after fiscal 2019; no principal payments were due in fiscal 2019.

Note 6 — Commitments and Contingencies
Legal Proceedings. ParkerVision, Inc. v. QUALCOMM Incorporated: On July 20, 2011, ParkerVision filed a complaint against the Company in the United States District Court for the Middle District of Florida alleging that certain of the Company’s products infringe seven of its patents alleged to cover direct down-conversion receivers. ParkerVision’s complaint sought damages and injunctive and other relief. Subsequently, ParkerVision narrowed its allegations to assert only four patents. On October 17, 2013, the jury returned a verdict finding all asserted claims of the four at-issue patents to be infringed and finding that none of the asserted claims are invalid. On October 24, 2013, the

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

jury returned a separate verdict assessing total past damages of $173 million and finding that the Company’s infringement was not willful. The Company recorded the verdict amount in fiscal 2013 as a charge in other expenses. Post-verdict motions, including the Company’s motions for judgment as a matter of law and a new trial on invalidity and non-infringement and ParkerVision’s motions for injunctive relief and ongoing royalties, were filed by January 24, 2014. A hearing on these motions was held on May 1, 2014. On June 20, 2014, the court granted the Company’s motion to overturn the infringement verdict, denied the Company’s motion to overturn the invalidity verdict, and denied the remaining motions as moot. The court then entered judgment in the Company’s favor. As a result of the court’s judgment, the Company is not liable for any damages to ParkerVision, and therefore, the Company reversed all recorded amounts related to the damages verdict in fiscal 2014. On June 25, 2014, ParkerVision filed a notice of appeal with the court. The Court of Appeals for the Federal Circuit heard the appeal on May 8, 2015 and will issue a decision sometime in the coming months. On May 1, 2014, ParkerVision filed another complaint against the Company in the United States District Court for the Middle District of Florida alleging patent infringement. On August 21, 2014, ParkerVision amended the compliant, now captioned ParkerVision, Inc. v. QUALCOMM Incorporated, Qualcomm Atheros, Inc., HTC Corporation, HTC America, Inc., Samsung Electronics Co., LTD., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC, broadening the allegations. ParkerVision now alleges that the Company infringes 11 additional patents and seeks damages and injunctive and other relief. The Company was served with the complaint in this second action on August 28, 2014 and answered on November 17, 2014. The judge’s schedule sets the claim construction hearing for August 12, 2015, the close of discovery for January 2016 and the trial for August 2016.
Nvidia Corporation v. QUALCOMM Incorporated: On September 4, 2014, Nvidia filed a complaint in the United States District Court for the District of Delaware and also with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against the Company, Samsung Electronics Co., Ltd., and other Samsung entities, alleging infringement of seven patents related to graphics processing. In the ITC complaint, Nvidia seeks an exclusion order barring the importation of certain consumer electronics and display device products, including some that incorporate the Company’s chipset products, that infringe, induce infringement and/or contribute to the infringement of at least one of the seven asserted graphics processing patents as well as a cease and desist order preventing the Company from carrying out commercial activities within the United States related to such products. In the District of Delaware complaint, Nvidia is seeking an award of damages for the infringement of the asserted patents, a finding that such infringement is willful and treble damages for such willful infringement, and an order permanently enjoining the Company from infringing the asserted patents. The ITC instituted an investigation into Nvidia’s allegations on October 6, 2014. On April 2, 2015, the Administrative Law Judge in the ITC investigation issued a claim construction order construing seven claim terms from five of the seven asserted patents. The evidentiary hearing for the investigation was held from June 22 to June 26, 2015. Nvidia withdrew the ITC complaint with respect to four of the patents, but is moving forward with infringement allegations with respect to three of the patents. The Initial Determination of the Administrative Law Judge is due October 9, 2015, and the target date for completion of the investigation by the ITC is set for February 10, 2016. The district court case was stayed on October 23, 2014 pending completion of the ITC investigation including appeals.
Icera Complaint to the European Commission (Commission): On June 7, 2010, the Commission notified and provided the Company with a redacted copy of a complaint filed with the Commission by Icera, Inc. (subsequently acquired by Nvidia Corporation) alleging that the Company has engaged in anticompetitive activity. The Company was asked by the Commission to submit a preliminary response to the portions of the complaint disclosed to it, and the Company submitted its response in July 2010. Subsequently, the Company has provided and continues to provide additional documents and information as requested by the Commission. On July 16, 2015, the Commission announced that it had initiated formal proceedings in this matter. The Commission is investigating “alleged practices in the form of predatory pricing on certain UMTS standard-compliant chipsets used to deliver cellular mobile broadband access.” The initiation of proceedings merely means that the Commission will deal with the case as a matter of priority. If a violation is found, a broad range of remedies is potentially available to the Commission, including imposing a fine and/or injunctive relief prohibiting or restricting certain business practices. It is difficult to predict the outcome of this matter or what remedies, if any, may be imposed by the Commission. The Company believes that none of the business practices under investigation are in breach of the EU competition rules and will continue to cooperate with the Commission.
Korea Fair Trade Commission (KFTC) Complaint: On January 4, 2010, the KFTC issued a written decision finding that the Company had violated South Korean law by offering certain discounts and rebates for purchases of its CDMA chipsets and for including in certain agreements language requiring the continued payment of royalties after all licensed patents have expired. The KFTC levied a fine, which the Company paid and recorded as an expense in fiscal 2010. The

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company appealed to the Seoul High Court, and on June 19, 2013, the Seoul High Court affirmed the KFTC’s decision. On July 4, 2013, the Company filed an appeal with the Korea Supreme Court. There have been no material developments during fiscal 2015 with respect to this matter.
Japan Fair Trade Commission (JFTC) Complaint: The JFTC received unspecified complaints alleging that the Company’s business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order concluding that the Company’s Japanese licensees were forced to cross-license patents to the Company on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against the Company’s other licensees who made a similar commitment in their license agreements with the Company. The cease and desist order seeks to require the Company to modify its existing license agreements with Japanese companies to eliminate these provisions while preserving the license of the Company’s patents to those companies. The Company disagrees with the conclusions that it forced its Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate the Japanese Antimonopoly Act. The Company has invoked its right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted the Company’s motion and issued a stay of the cease and desist order pending the administrative hearing before the JFTC. The JFTC has held hearings on 27 different dates, with the next hearing scheduled for August 4, 2015.
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
European Commission (Commission) Investigation: On October 15, 2014, the Commission notified the Company that it is conducting an investigation of the Company relating to Articles 101 and/or 102 of the Treaty on the Functioning of the European Union (TFEU). On July 16, 2015, the Commission announced that it had initiated formal proceedings in this matter. The Commission is investigating “alleged payments, rebates and/or other consideration granted by Qualcomm Incorporated or any of its affiliates and/or subsidiaries (Qualcomm) to smartphone and/or tablet manufacturers which are conditional upon the exclusive or quasi-exclusive use or purchase of Qualcomm products, in particular baseband chipsets, by the respective manufacturer(s).” The initiation of proceedings merely means that the Commission will deal with the case as a matter of priority. If a violation is found, a broad range of remedies is potentially available to the Commission, including imposing a fine and/or injunctive relief prohibiting or restricting certain business practices. It is difficult to predict the outcome of this matter or what remedies, if any, may be imposed by the Commission. The Company believes that none of the business practices under investigation are in breach of the EU competition rules and will continue to cooperate with the Commission.
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
The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at June 28, 2015 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in numerous other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.
Indemnifications. The Company generally does not indemnify its customers and licensees for losses sustained from infringement of third-party intellectual property rights. However, the Company is contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent, copyright, trademark or trade secret infringement by products or services sold or provided by the Company. The Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company. Through June 28, 2015, the Company has received a number of claims from its direct and indirect customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by its products.
These indemnification arrangements are not initially measured and recognized at fair value because they are deemed to be similar to product warranties in that they relate to claims and/or other actions that could impair the ability of the Company’s direct or indirect customers to use the Company’s products or services. Accordingly, the Company records liabilities resulting from the arrangements when they are probable and can be reasonably estimated. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at June 28, 2015 associated with these indemnification arrangements, other than insignificant amounts, based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Obligations under these agreements at June 28, 2015 for the remainder of fiscal 2015 and for each of the subsequent four years from fiscal 2016 through 2019 were $2.2 billion, $1.2 billion, $921 million, $791 million and $721 million, respectively, and $175 million thereafter. Of these amounts, for the remainder of fiscal 2015 and for each of the subsequent four years from fiscal 2016 through 2019, commitments to purchase integrated circuit product inventories comprised $1.8 billion, $1.0 billion, $771 million, $703 million and $651 million, respectively, and $152 million thereafter. Integrated circuit product inventory obligations represent purchase commitments for wafers, die, finished goods and manufacturing services, such as wafer bump, probe, assembly and final test. Under the Company’s manufacturing relationships with its foundry suppliers and assembly and test service providers, cancelation of outstanding purchase commitments is generally allowed but requires payment of costs incurred through the date of cancelation, and in some cases, incremental fees related to capacity underutilization.
Operating Leases. The Company leases certain of its land, facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 16 years and with provisions in certain leases for cost-of-living increases. Future minimum lease payments for the remainder of fiscal 2015 and for each of the subsequent four years from fiscal 2016 through 2019 are $23 million, $84 million, $64 million, $33 million and $21 million, respectively, and $16 million thereafter.
Other Commitments. The Company is committed to fund certain strategic investments up to $197 million. Of this amount, $105 million will be funded in fiscal 2015. The remaining commitments represent the maximum amounts that do not have fixed funding dates and/or are subject to certain conditions. Actual funding may be in lesser amounts or not at all.

Note 7 — Segment Information
The Company is organized on the basis of products and services. The Company conducts business primarily through two reportable segments: QCT (Qualcomm CDMA Technologies) and QTL (Qualcomm Technology Licensing), and its QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments. The Company also has nonreportable segments, including its small cells, data center and other wireless technology and service initiatives.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	QCT	QTL	QSI	Reconciling Items	Total
For the three months ended
June 28, 2015
Revenues	$3,853	$1,931	$—	$48	$5,832
EBT	289	1,654	(49)	(496)	1,398
June 29, 2014
Revenues	$4,957	$1,803	$—	$46	$6,806
EBT	1,116	1,550	(1)	(168)	2,497

For the nine months ended
June 28, 2015
Revenues	$13,529	$6,162	$—	$134	$19,825
EBT	2,185	5,395	(82)	(2,262)	5,236
June 29, 2014
Revenues	$13,816	$5,774	$—	$205	$19,795
EBT	2,762	5,054	(36)	(1,254)	6,526
Intersegment revenues included in QCT revenues were negligible in all periods presented. All other revenues for reportable segments were from external customers for all periods presented.
Reconciling items in the previous table were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Revenues
Nonreportable segments	$49	$47	$138	$208
Intersegment eliminations	(1)	(1)	(4)	(3)
	$48	$46	$134	$205
EBT
Unallocated cost of equipment and services revenues	$(65)	$(74)	$(217)	$(223)
Unallocated research and development expenses	(188)	(220)	(624)	(653)
Unallocated selling, general and administrative expenses	(93)	(107)	(342)	(318)
Unallocated other (expense) income	(142)	184	(1,221)	173
Unallocated investment income, net	193	413	655	985
Nonreportable segments	(201)	(364)	(512)	(1,218)
Intersegment eliminations	—	—	(1)	—
	$(496)	$(168)	$(2,262)	$(1,254)
Unallocated other expense for the nine months ended June 28, 2015 included a $975 million charge related to the resolution reached with the NDRC and charges of $235 million and $11 million for impairment of goodwill and intangible assets, respectively, related to three of the Company’s nonreportable segments (Note 2). Nonreportable segments EBT for the nine months ended June 29, 2014 included $607 million in impairment charges related to property, plant and equipment and goodwill (Note 2).
Unallocated acquisition-related expenses were comprised as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Cost of equipment and services revenues	$55	$62	$184	$186
Research and development expenses	3	3	11	26
Selling, general and administrative expenses	20	6	45	19
Segment assets are comprised of accounts receivable and inventories for all reportable segments other than QSI. QSI segment assets include certain marketable securities, notes receivable, wireless spectrum, other investments and all assets of consolidated subsidiaries included in QSI. Total segment assets differ from total assets on a consolidated basis as a result of unallocated assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, goodwill, other intangible assets and assets of nonreportable segments. Segment assets and reconciling items were as follows (in millions):

	June 28, 2015	September 28, 2014
QCT	$2,977	$3,639
QTL	522	161
QSI	697	484
Reconciling items	48,099	44,290
Total consolidated assets	$52,295	$48,574

Note 8 — Acquisitions
In October 2014, the Company announced that it had reached agreement with CSR plc on the terms of a recommended cash offer to acquire the entire issued and to be issued ordinary share capital of CSR for £9.00 per ordinary share, which values the entire issued and to be issued share capital of CSR at approximately £1.6 billion (approximately $2.4 billion based upon an exchange rate of USD: GBP 1.5634). CSR is an innovator in the development of multifunction semiconductor platforms and technologies for the automotive, consumer and voice and music categories. The acquisition complements the Company’s current offerings by adding products, channels and customers in the growth categories of the Internet of Everything and automotive infotainment, accelerating the Company’s presence and path to leadership. The acquisition has received approval of CSR’s shareholders, and every required regulatory agency has either provided formal written approval or declined to exercise jurisdiction, except for the Ministry of Commerce in China. The completion of the acquisition remains subject to satisfaction of additional conditions. Subject to the satisfaction of these conditions, the acquisition is expected to close by the end of the summer of 2015. In connection with the pending acquisition, the Company agreed to set aside certain cash, cash equivalents and marketable securities (Note 11).

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

Note 10 — Fair Value Measurements
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 28, 2015 (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$5,207	$4,465	$—	$9,672
Marketable securities (a)
U.S. Treasury securities and government-related securities	44	1,137	—	1,181
Corporate bonds and notes	—	16,272	—	16,272
Mortgage- and asset-backed securities	—	1,584	181	1,765
Auction rate securities	—	—	46	46
Common and preferred stock	753	683	—	1,436
Equity funds	496	—	—	496
Debt funds	—	4,042	—	4,042
Total marketable securities	1,293	23,718	227	25,238
Derivative instruments	2	7	—	9
Other investments (a)	356	—	—	356
Total assets measured at fair value	$6,858	$28,190	$227	$35,275
Liabilities
Derivative instruments	$—	$23	$—	$23
Other liabilities	310	—	—	310
Total liabilities measured at fair value	$310	$23	$—	$333
(a) Included amounts that are restricted (Note 11).
Activity between Levels of the Fair Value Hierarchy. There were no significant transfers between Level 1 and Level 2 during the nine months ended June 28, 2015 and June 29, 2014. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table includes the activity for marketable securities classified within Level 3 of the valuation hierarchy (in millions):

	Nine Months Ended June 28, 2015		Nine Months Ended June 29, 2014
	Auction Rate Securities	Mortgage- and Asset-Backed Securities	Auction Rate Securities	Mortgage- and Asset-Backed Securities
Beginning balance of Level 3	$83	$186	$83	$239
Total realized and unrealized gains or losses:
Included in investment income, net	—	3	—	10
Included in other comprehensive income	—	(4)	—	(4)
Purchases	—	62	—	86
Sales	—	(46)	—	(124)
Settlements	(37)	(20)	—	(28)
Transfers out of Level 3	—	—	—	(2)
Ending balance of Level 3	$46	$181	$83	$177
The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the fiscal month in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers in or out of Level 3 during the nine months ended June 28, 2015. Transfers out of Level 3 during the nine months ended June 29, 2014 primarily consisted of debt securities with significant upgrades in credit ratings.
Nonrecurring Fair Value Measurements. The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the nine months ended June 28, 2015 and June 29, 2014, the Company updated the business plans and related internal forecasts related to certain of the Company’s businesses, resulting in impairment charges to write down certain property, plant and equipment, intangible assets and goodwill (Note 2). The Company determined the fair values using cost, income and market approaches. The estimation of fair value and cash flows used in the fair value measurements required the use of significant unobservable inputs, and as a result, the fair value measurements were classified as Level 3. During the nine months ended June 28, 2015 and June 29, 2014, the Company did not have any other significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

Note 11 — Marketable Securities
Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	June 28, 2015	September 28, 2014	June 28, 2015	September 28, 2014
Trading:
U.S. Treasury securities and government-related securities	$329	$320	$6	$38
Corporate bonds and notes	187	191	379	367
Mortgage- and asset-backed securities	—	—	252	237
Total trading	516	511	637	642
Available-for-sale:
U.S. Treasury securities and government-related securities	138	805	708	392
Corporate bonds and notes	8,628	6,274	7,078	7,649
Mortgage- and asset-backed securities	1,297	1,063	216	195
Auction rate securities	—	—	46	83
Common and preferred stock	550	192	886	1,605
Equity funds	—	—	496	541
Debt funds	215	813	3,038	2,560
Total available-for-sale	10,828	9,147	12,468	13,025
Fair value option:
Debt fund	—	—	789	790
Total marketable securities	$11,344	$9,658	$13,894	$14,457
In connection with the pending acquisition of CSR (Note 8), the Company agreed to set aside certain cash, cash equivalents and marketable securities to be held for purposes of satisfying payment of the consideration to effect the acquisition, which is expected to close by the end of the summer of 2015. At June 28, 2015, the fair values of the marketable securities that were set aside were $2.9 billion of corporate bonds and notes, $790 million of mortgage- and asset-backed securities and $79 million in U.S. Treasury securities and government-related securities. Additionally, $47 million in cash equivalents, which were recorded as other current assets, were set aside. If the combined fair values fall below approximately £1.9 billion (approximately $2.9 billion using an exchange rate of USD: GBP 1.5634), the Company may be required to set aside additional amounts. Additionally, if certain conditions are met, such as a reduction in the liquidity of any of the securities that are set aside, the Company may be required to liquidate the securities and transfer the cash to a third party until the acquisition closes.
The Company holds an investment in a debt fund for which the Company elected the fair value option because the Company is able to redeem its shares at net asset value, which is determined daily. The investment would have otherwise been recorded using the equity method. The debt fund has no single maturity date. At June 28, 2015, the Company had an effective ownership interest in the debt fund of 25%. Changes in fair value associated with this investment are recognized in net investment income. During the three and nine months ended June 28, 2015, the changes in fair value

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

associated with this investment were negligible. During the three and nine months ended June 29, 2014, net increases in fair value associated with this investment were $12 million and $30 million, respectively.
The Company classifies certain portfolios of debt securities that utilize derivative instruments to acquire or reduce foreign exchange, interest rate and/or equity, prepayment and credit risks as trading. Net gains recognized on debt securities classified as trading held at June 28, 2015 were negligible for both the three and nine months ended June 28, 2015. Net gains recognized on debt securities classified as trading held at June 29, 2014 were negligible for both the three and nine months ended June 29, 2014.
At June 28, 2015, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity
Less Than One Year	One to Five Years	Five to Ten Years	Greater Than Ten Years	No Single Maturity Date	Total
$3,750	$11,156	$1,005	$641	$4,812	$21,364
Debt securities with no single maturity date included debt funds, mortgage- and asset-backed securities, auction rate securities and corporate bonds and notes.
The Company recorded realized gains and losses on sales of available-for-sale securities as follows (in millions):

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains
For the three months ended
June 28, 2015	$126	$(10)	$116
June 29, 2014	267	(8)	259

For the nine months ended
June 28, 2015	$434	$(48)	$386
June 29, 2014	610	(16)	594
Available-for-sale securities were comprised as follows (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 28, 2015
Equity securities	$1,543	$391	$(2)	$1,932
Debt securities (including debt funds)	21,203	253	(92)	21,364
	$22,746	$644	$(94)	$23,296
September 28, 2014
Equity securities	$1,769	$575	$(6)	$2,338
Debt securities (including debt funds)	19,582	312	(60)	19,834
	$21,351	$887	$(66)	$22,172
The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that are classified as available-for-sale and have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 28, 2015
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and government-related securities	$313	$(2)	$—	$—
Corporate bonds and notes	7,413	(59)	142	(9)
Mortgage- and asset-backed securities	874	(2)	16	—
Auction rate securities	—	—	46	(1)
Common and preferred stock	155	(2)	18	—
Debt funds	934	(18)	47	(1)
	$9,689	$(83)	$269	$(11)

	September 28, 2014
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and government-related securities	$279	$(2)	$—	$—
Corporate bonds and notes	4,924	(31)	104	(4)
Mortgage- and asset-backed securities	484	(1)	52	(1)
Auction rate securities	—	—	83	(1)
Common and preferred stock	86	(3)	52	(3)
Debt funds	133	(1)	384	(19)
	$5,906	$(38)	$675	$(28)
At June 28, 2015, the Company concluded that the unrealized losses on its available-for-sale securities were temporary. Further, for common stock and for equity and debt funds with unrealized losses, the Company has the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable period of time. For debt securities and preferred stock with unrealized losses, the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, such securities before recovery or maturity.
The ending balance of the credit loss portion of other-than-temporary impairments on debt securities held by the Company were negligible at June 28, 2015 and June 29, 2014, respectively.

Note 12 - Subsequent Event
On July 22, 2015, the Company announced a Strategic Realignment Plan designed to improve execution, enhance financial performance and drive profitable growth as the Company works to create sustainable long-term value for stockholders. As part of this, among other actions, the Company is implementing a cost reduction plan to reduce annual costs from fiscal 2015 levels of $7.3 billion (adjusted for variable compensation) by approximately $1.1 billion through a series of targeted reductions across the Company’s businesses, particularly in QCT. The Company also plans to reduce annual share-based compensation grants by approximately $300 million. The Company expects these cost initiatives to be fully implemented by the end of fiscal 2016. In connection with this plan, the Company expects to incur approximately $350 million to $450 million in restructuring and restructuring-related charges, of which approximately $100 million to $200 million are expected to be incurred in the fourth quarter of fiscal 2015. Restructuring and restructuring-related charges include an estimate of severance costs, lease termination costs, acceleration of depreciation, consultancy fees and other costs.

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
Recent Developments
Revenues for the third quarter of fiscal 2015 were $5.8 billion, with net income attributable to Qualcomm of $1.2 billion, which primarily resulted from the following key items:

•
We shipped approximately 225 million Mobile Station Modem (MSM) integrated circuits for CDMA- and OFDMA-based wireless devices, consistent with the approximately 225 million MSM integrated circuits in the year ago quarter.

•	Total reported device sales were approximately $60.4 billion, an increase of approximately 4%, compared to approximately $58.1 billion in the year ago quarter.(1)
In May 2015, we issued an aggregate principal amount of $10.0 billion in eight tranches of unsecured floating- and fixed-rate notes, with maturity dates starting in 2018 through 2045 and effective interest rates between 0.61% and 4.74%. Additionally, in May 2015, we entered into two accelerated share repurchase agreements (ASR Agreements) to repurchase an aggregate of $5.0 billion of our common stock. During the third quarter of fiscal 2015, 57.7 million shares were delivered to us under the ASR Agreements, constituting the initial delivery of shares under the ASR Agreements, and were retired. Pursuant to the terms of the ASR Agreements, the final number of shares and the average purchase price of the shares will be determined at the end of the applicable purchase periods based on the volume-weighted average stock price of our common stock during the terms of the transactions, which is expected to occur in or before November 2015.
On July 22, 2015, we announced a Strategic Realignment Plan designed to improve execution, enhance financial performance and drive profitable growth as we work to create sustainable long-term value for stockholders.
Against this backdrop, the following recent developments occurred during the third quarter of fiscal 2015 with respect to key elements of our business or our industry:

•	Worldwide cellular connections grew sequentially by approximately 1% to reach approximately 7.2 billion.(2)

•
Worldwide 3G/4G connections (CDMA-based, OFDMA-based and CDMA/OFDMA multimode) grew sequentially by approximately 5% to approximately 3.3 billion, which was approximately 45% of total cellular connections.(2)

(1)
Total reported device sales is the sum of all reported sales in U.S. dollars (as reported to us by our licensees) of all licensed CDMA-based, OFDMA-based and CDMA/OFDMA multimode subscriber devices (including handsets, modules, modem cards and other subscriber devices) by our licensees during a particular period (collectively, 3G/4G devices). Not all licensees report sales the same way (e.g., some licensees report sales net of permitted deductions, including transportation, insurance, packing costs and other items, while other licensees report sales and then identify the amount of permitted deductions in their reports), and the way in which licensees report such information may change from time to time. In addition, certain licensees may not report (in the quarter in which they are contractually obligated to report) their sales of certain types of subscriber units, which (as a result of audits, legal actions or for other reasons) may be reported in a subsequent quarter. Accordingly, total reported device sales for a particular period may include prior period activity that was not reported by the licensee until such particular period.

(2)	According to GSMA Intelligence estimates as of July 20, 2015 for the quarter ended June 30, 2015.
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
QCT is a leading developer and supplier of integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products. QCT’s integrated circuit products and system software are sold to or licensed to manufacturers that use our products in wireless devices, particularly mobile phones, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, data cards and infrastructure equipment, and in wired devices, particularly broadband gateway equipment, desktop computers and streaming media players. Our MSM integrated circuits, which include the Mobile Data Modem, Qualcomm Single Chip and Qualcomm Snapdragon processors and LTE modems, perform the core baseband modem functionality in wireless devices providing voice and data communications, as well as multimedia applications and global positioning functions. In addition, our Snapdragon processors provide advanced application and graphics processing capabilities. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. QCT revenues comprised 66% and 73% of total consolidated revenues in the third quarter of fiscal 2015 and 2014, respectively, and 68% and 70% of total consolidated revenues for the first nine months of fiscal 2015 and 2014, respectively.
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
QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing CDMA2000, WCDMA, CDMA TDD (including TD-SCDMA), GSM/GPRS/EDGE and/or OFDMA standards and their derivatives. QTL licensing revenues are comprised of license fees as well as royalties based on sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Royalties are generally based upon a percentage of the wholesale selling price of complete licensed products, net of certain permissible deductions (including transportation, insurance, packing costs and other items). QTL recognizes royalty revenues based on royalties reported by licensees and when other revenue recognition criteria are met. Licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. QTL revenues comprised 33% and 26% of total consolidated revenues in the third quarter of fiscal 2015 and 2014, respectively, and 31% and 29% of total consolidated revenues for the first nine months of fiscal 2015 and 2014, respectively. The vast majority of such revenues were generated through our licensees’ sales of CDMA2000- and WCDMA-based products, such as feature phones and smartphones.
QSI makes strategic investments that are focused on opening new or expanding opportunities for our technologies and supporting the design and introduction of new products and services (or enhancing existing products or services) for voice and data communications. Many of these strategic investments are in early-stage companies in a variety of industries, including, but not limited to, digital media, e-commerce, energy, healthcare and wearable devices. Investments primarily include non-marketable equity instruments, which generally are recorded using the cost method or the equity method, and convertible debt instruments, which are recorded at fair value. QSI also holds wireless spectrum, which at June 28, 2015, consisted of L-Band spectrum in the United Kingdom. As part of our strategic investment activities, we intend to pursue various exit strategies for each of our QSI investments in the foreseeable future.
Nonreportable segments include our small cells, data center and other wireless technology and service initiatives.
Seasonality. Many of our products or intellectual property are incorporated into consumer wireless devices, which are subject to seasonality and other fluctuations in demand. As a result, QCT has tended historically to have stronger sales toward the end of the calendar year as manufacturers prepare for major holiday selling seasons; and because QTL recognizes royalty revenues when royalties are reported by licensees, QTL has tended to record higher royalty revenues in the first calendar quarter when licensees report their sales made during the fourth calendar quarter. We have also experienced fluctuations in revenues due to the timing of conversions and expansions of 3G and 3G/4G networks by wireless operators and the timing of launches of our customers’ and licensees’ flagship wireless devices.
Looking Forward
We expect continued growth in the coming years in consumer demand for 3G, 3G/4G multimode and 4G products and services around the world, driven primarily by smartphones. We also expect growth in new device categories and industries, driven by the expanding adoption of certain technologies that are already commonly used in smartphones. As we look forward to the next several months, we expect our business to be impacted by the following key items:

•
On July 22, 2015, we announced a Strategic Realignment Plan designed to improve execution, enhance financial performance and drive profitable growth as we work to create sustainable long-term value for stockholders. The core elements of this plan include (a) right-sizing our cost structure; (b) reviewing alternatives to our corporate and financial structure; (c) reaffirming our plan to return significant capital to stockholders; (d) adding new Directors with complementary skills while reducing the average tenure of our Board of Directors; (e) further aligning executive compensation with performance and stockholder return objectives; and (f) making disciplined investments in areas that build upon our core technologies and capabilities and offer attractive growth opportunities and returns.

•
In order to right-size our cost structure, we are planning to reduce our annual costs from fiscal 2015 levels of $7.3 billion (adjusted for variable compensation) by approximately $1.1 billion through a series of targeted reductions across Qualcomm’s businesses, particularly in QCT. We also plan to reduce annual share-based compensation grants by approximately $300 million. We expect these cost initiatives to be fully implemented by the end of fiscal 2016. In connection with this plan, we expect to incur approximately $350 million to $450 million in restructuring and restructuring-related charges, of which approximately $100 million to $200 million are expected to be incurred in the fourth quarter of fiscal 2015. Restructuring and restructuring-related charges include an estimate of severance costs, lease termination costs, acceleration of depreciation, consultancy fees and other costs.

•
Our business has been impacted by changing industry dynamics, including: an increased shift in share among our customers within the premium tier, which will continue to negatively impact sales of our integrated Snapdragon processors and skew our product mix towards lower-margin modem chipsets in this tier; an increased use of internally-developed integrated circuit products by certain of our OEM (original equipment manufacturer) customers, which has led to a decline in share at a large customer; and the acceleration of intense competition in the low-tier, particularly in China. We anticipate that our results of operations, particularly for our semiconductor business, QCT, will continue to be adversely impacted by these factors in the remainder of fiscal 2015, and continuing into next fiscal year.

•
We continue to invest significant resources toward advancements in 3G, 3G/4G multimode and 4G LTE technologies, audio and video codecs, wireless baseband chips, our converged computing/communications (Snapdragon) chips, graphics, connectivity, multimedia products, software and services. We are also investing in targeted opportunities that utilize our existing technical and business expertise to deploy new business models and enter into new industry segments, such as products designed for implementation of small cells to address the challenge of meeting the increased demand for data; products for the connected home and the Internet of Things; automotive; networking; mobile computing; very high speed connectivity; data centers; mobile health; wireless charging; and machine learning, including robotics.

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

•
In February 2015, we reached a resolution with the NDRC regarding its investigation and agreed to implement a rectification plan that modifies certain of our business practices in China. The rectification plan provides, among other things, that for licenses of only our 3G and 4G essential Chinese patents for branded devices sold for use in China starting on January 1, 2015 (and reported to us in the third quarter of fiscal 2015), we will charge running royalties at royalty rates of 5% for 3G CDMA or WCDMA devices (including multimode 3G/4G devices) and 3.5% for 4G devices that do not implement CDMA or WCDMA (including 3-mode LTE-TDD devices), in each case using a royalty base of 65% of the net selling price.

•
Despite the resolution of the NDRC investigation, China continues to present significant challenges for us. We continue to believe that certain licensees in China are not fully complying with their contractual obligations to report their sales of licensed products to us (which includes 3G/4G units that we believe are not being reported by certain licensees). We continue to make progress, with licensees executing agreements based on the new China terms, and with several other licensees informing us that they intend to retain the terms of their existing agreements. Negotiations with certain other licensees are ongoing, and we expect it will take some time to conclude these negotiations. We believe that the conclusion of new agreements with these licensees will result in improved reporting by these licensees, including with respect to sales of three-mode devices (i.e., devices that implement GSM, TD-SCDMA, and LTE) sold in China. However, litigation and/or other actions may be necessary to compel licensees to report and pay the required royalties for sales they have not previously reported and to compel unlicensed companies to execute new licenses.

•
In October 2014, we announced that we had reached agreement with CSR plc on the terms of a recommended cash offer to acquire the entire issued and to be issued ordinary share capital of CSR for £9.00 per ordinary share, which values the entire issued and to be issued share capital of CSR at approximately £1.6 billion (approximately $2.4 billion based upon an exchange rate of USD: GBP 1.5634). CSR is an innovator in the development of multifunction semiconductor platforms and technologies for the automotive, consumer and voice and music categories. The acquisition complements our current offerings by adding products, channels and customers in the growth categories of the Internet of Everything and automotive infotainment, accelerating our presence and path to leadership. The acquisition has received approval of CSR’s shareholders, and every required regulatory agency has either provided formal written approval or declined to exercise jurisdiction, except for the Ministry of Commerce in China. The completion of the acquisition remains subject to the satisfaction of additional conditions. Subject to the satisfaction of these conditions, the acquisition is expected to close by the end of the summer of 2015.

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
Further discussion of risks related to our business is presented in the Risk Factors included in this Quarterly Report.
Results of Operations

Revenues (in millions)
	Three Months Ended			Nine Months Ended
	June 28, 2015	June 29, 2014	Change	June 28, 2015	June 29, 2014	Change
Equipment and services	$3,840	$4,922	$(1,082)	$13,459	$13,803	$(344)
Licensing	1,992	1,884	108	6,366	5,992	374
	$5,832	$6,806	$(974)	$19,825	$19,795	$30
The decreases in equipment and services revenues in the third quarter and the first nine months of fiscal 2015 were primarily due to decreases in QCT revenues of $1.08 billion and $287 million, respectively. Additionally, the sale of the North and Latin America operations of our Omnitracs division during fiscal 2014 contributed $59 million to the decrease for the first nine months of fiscal 2015. The increases in licensing revenues in the third quarter and the first nine months of fiscal 2015 were primarily due to increases in QTL revenues of $128 million and $388 million, respectively.

Costs and Expenses (in millions)
	Three Months Ended			Nine Months Ended
	June 28, 2015	June 29, 2014	Change	June 28, 2015	June 29, 2014	Change
Cost of equipment and services (E&S) revenues	$2,451	$2,740	$(289)	$8,126	$7,929	$197
Cost as % of E&S revenues	64%	56%		60%	57%
The decreases in margin percentage for the third quarter and the first nine months of fiscal 2015 were driven primarily by decreases in QCT margin percentage. Our margin percentage may fluctuate in future periods depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

	Three Months Ended			Nine Months Ended
	June 28, 2015	June 29, 2014	Change	June 28, 2015	June 29, 2014	Change
Research and development	$1,407	$1,429	$(22)	$4,133	$4,113	$20
% of revenues	24%	21%		21%	21%
Selling, general, and administrative	$577	$582	$(5)	$1,689	$1,745	$(56)
% of revenues	10%	9%		9%	9%
Other	$162	$(20)	$182	$1,241	$450	$791
The dollar decrease in research and development expenses in the third quarter of fiscal 2015 was primarily due to a decrease of $24 million related to the development costs of display technologies. The dollar increase in research and development expenses in the first nine months of fiscal 2015 was primarily attributable to an increase of $89 million in costs related to the development of CDMA-based 3G, OFDMA-based 4G LTE and other technologies for integrated circuit and related software products, including small cells and data center products, and to expand our intellectual property portfolio, partially offset by a decrease of $54 million related to the development costs of display technologies.
The dollar decrease in selling, general and administrative expenses in the first nine months of fiscal 2015 was primarily attributable to $60 million in gains related to sales of certain assets of one of our display businesses, the effect of which was a decrease in selling, general and administrative expenses.

Other expenses in the third quarter of fiscal 2015 were attributable to impairment charges of $151 million and $11 million related to goodwill and intangible assets, respectively, related to our content services business and one of our display businesses. Other expenses in the first nine months of fiscal 2015 were attributable to a $975 million charge resulting from the resolution reached with the NDRC and charges of $255 million and $11 million for impairment of goodwill and intangible assets, respectively, related to our content and push-to-talk services and display businesses. Other expenses in the first nine months of fiscal 2014 were comprised of $607 million in certain property, plant and equipment and goodwill impairment charges related to one of our display businesses and a $16 million goodwill impairment charge related to our former QRS division, partially offset by the reversal of the $173 million accrual recorded in fiscal 2013 related to the ParkerVision verdict.

Net Investment Income (in millions)
	Three Months Ended			Nine Months Ended
	June 28, 2015	June 29, 2014	Change	June 28, 2015	June 29, 2014	Change
Interest and dividend income	$128	$139	$(11)	$400	$460	$(60)
Interest expense	(32)	—	(32)	(34)	(4)	(30)
Net realized gains on marketable securities	117	290	(173)	381	660	(279)
Net realized gains on other investments	5	8	(3)	18	25	(7)
Impairment losses on marketable securities and other investments	(55)	(11)	(44)	(161)	(170)	9
Net gains (losses) on derivative instruments	10	(6)	16	16	(1)	17
Equity in net losses of investees	(10)	(2)	(8)	(23)	(7)	(16)
Net gains on deconsolidation of subsidiaries	—	4	(4)	3	5	(2)
	$163	$422	$(259)	$600	$968	$(368)
The decrease in interest and dividend income in the first nine months of fiscal 2015 was primarily due to lower interest rates earned on cash equivalents and marketable securities balances held. The increases in interest expense in the third quarter and the first nine months of fiscal 2015 were primarily due to the issuance of an aggregate principal amount of $10.0 billion in floating- and fixed-rate notes in May 2015. The decreases in net realized gains on marketable securities in the third quarter and the first nine months of fiscal 2015 were primarily due to the decreased impact of portfolio rebalancing in the third quarter and the first nine months of fiscal 2015. The increase in impairment losses on marketable securities and other investments in the third quarter of fiscal 2015 was primarily due to an increase in recognition of unrealized losses on marketable equity securities.

Income Tax Expense (in millions)
	Three Months Ended			Nine Months Ended
	June 28, 2015	June 29, 2014	Change	June 28, 2015	June 29, 2014	Change
Income tax expense	$215	$260	$(45)	$1,029	$886	$143
Effective tax rate	15%	10%	5%	20%	14%	6%

The following table summarizes the primary factors that caused our effective tax rates for the third quarter and first nine months of fiscal 2015 and 2014 to be less than the United States federal statutory rate:

	Three Months Ended		Nine Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Expected income tax provision at federal statutory tax rate	35%	35%	35%	35%
Benefits from foreign income taxed at other than U.S. rates	(22%)	(23%)	(19%)	(21%)
Benefits related to the research and development tax credit	(1%)	(1%)	(3%)	(1%)
Tax impact of NDRC fine	—	—	7%	—
Tax audit impacts, net	—	—	(1%)	—
Other	3%	(1%)	1%	1%
Effective tax rate	15%	10%	20%	14%

The effective tax rate of 15% for the third quarter of fiscal 2015 was less than the estimated annual effective tax rate of 19% primarily resulting from an increase in the allocation of expenses to our United States operations.
During the second quarter of fiscal 2015, the NDRC imposed a $975 million fine on the Company. The fine is not deductible for tax purposes. Given the significant unusual nature of the fine, it was accounted for discretely in the second quarter of fiscal 2015. Also, during the second quarter of fiscal 2015, we recorded a $61 million tax benefit as a result of a favorable tax audit settlement with the Internal Revenue Service related to Qualcomm Atheros, Inc.’s pre-acquisition 2010 and 2011 tax returns.
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
Segment Results
The following should be read in conjunction with the third quarter and first nine months financial results of fiscal 2015 for each reportable segment. See “Notes to Condensed Consolidated Financial Statements, Note 7 - Segment Information.”

(in millions)	QCT	QTL	QSI
Three Months Ended June 28, 2015
Revenues	$3,853	$1,931	$—
EBT (1)	289	1,654	(49)
EBT as a % of revenues	8%	86%
Three Months Ended June 29, 2014
Revenues	$4,957	$1,803	$—
EBT (1)	1,116	1,550	(1)
EBT as a % of revenues	23%	86%
Nine Months Ended June 28, 2015
Revenues	$13,529	$6,162	$—
EBT (1)	2,185	5,395	(82)
EBT as a % of revenues	16%	88%
Nine Months Ended June 29, 2014
Revenues	$13,816	$5,774	$—
EBT (1)	2,762	5,054	(36)
EBT as a % of revenues	20%	88%

(1)	Earnings (loss) before taxes.

QCT Segment. QCT results of operations in the third quarter of fiscal 2015 were negatively impacted by the effects of a shift in share among our customers within the premium tier, which reduced our sales of integrated Snapdragon processors and skewed our product mix towards lower-margin modem chipsets in this tier, a decline in share at a large customer and the competitive environment in China. The decreases in QCT revenues in the third quarter and the first nine months of fiscal 2015 of $1.10 billion and $287 million, respectively, were primarily due to decreases in equipment and services revenues. Equipment and services revenues, mostly related to sales of MSM and accompanying Radio Frequency (RF) and Power Management (PM) integrated circuits, were $3.80 billion and $4.89 billion in the third quarter of fiscal 2015 and 2014, respectively, and $13.36 billion and $13.65 billion in the first nine months of fiscal 2015 and 2014, respectively. The decreases in equipment and services revenues in the third quarter and the first nine months of fiscal 2015 resulted primarily from net decreases of $1.10 billion and $2.29 billion, respectively, from lower-priced product mix and lower average selling prices. The decrease for the first nine months of fiscal 2015 was partially offset by an increase of $1.89 billion related to higher MSM and accompanying RF and PM unit shipments. Approximately 225 million MSM integrated circuits were sold during the third quarter of both fiscal 2015 and 2014, and approximately 728 million and 625 million MSM integrated circuits were sold during the first nine months of fiscal 2015 and 2014, respectively.
QCT EBT as a percentage of revenues in the third quarter and the first nine months of fiscal 2015 decreased primarily due to decreases in gross margin percentage and the related impact of lower revenues relative to operating expenses. The decreases in QCT gross margin percentage in the third quarter and the first nine months of fiscal 2015 primarily resulted from lower average selling prices and lower-margin product mix, partially offset by lower average unit costs. The gross margin percentage in the first nine months of fiscal 2015 was also impacted by an increase in excess inventory charges of $158 million.
QCT inventories decreased by 15% in the third quarter of fiscal 2015 from $1.86 billion to $1.58 billion, primarily due to decreases in work-in-process and finished goods inventories related to lower units on hand to align with near term demand and lower average unit costs.
QTL Segment. The increases in QTL revenues in the third quarter and the first nine months of fiscal 2015 of $128 million and $388 million, respectively, were primarily due to increases in sales of CDMA-based products, including multimode products that also implement OFDMA, reported by licensees and increased audit recoveries, partially offset by decreases in revenues per reported unit. QTL revenues and EBT for the third quarter and the first nine months of fiscal 2015 continued to be impacted negatively by units that we believe are not being reported by certain licensees and sales of certain unlicensed products in China. We expect it will take some time for those certain licensees to fully comply with the reporting requirements of their license agreements and for unlicensed companies that had delayed execution of new licenses pending resolution of the NDRC investigation to execute new licenses. QTL revenues and EBT for the first nine months of fiscal 2015 were also impacted negatively by fluctuations in foreign currency exchange rates.
QSI Segment. The decreases in QSI EBT in the third quarter and the first nine months of fiscal 2015 were primarily due to increases in impairment losses on our strategic investments.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations, cash provided by our debt programs and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash, cash equivalents and marketable securities were $35.2 billion at June 28, 2015, an increase of $3.2 billion from September 28, 2014. This increase included $9.9 billion in proceeds from the issuance of notes, partially offset by $9.0 billion in payments to repurchase shares of our common stock, including the $5.0 billion accelerated share repurchase agreements (ASR Agreements). Total cash provided by operating activities decreased to $3.8 billion during the first nine months of fiscal 2015, compared to $7.3 billion during the first nine months of fiscal 2014 primarily due to a reduction in net income of $1.9 billion and prepayment of $950 million to secure long-term capacity commitments at a supplier of our integrated circuit products.
We classify certain of our marketable securities as short-term based on their nature and our plan to make them available, if needed, for use in our current operations. While we do not anticipate using our non-current marketable securities in operations in the foreseeable future, the securities could be liquidated within a short period of time if required. Our cash, cash equivalents and marketable securities at June 28, 2015 consisted of $8.0 billion held by United States-based entities and $27.2 billion held by foreign entities. Most of our cash, cash equivalents and marketable securities held by foreign entities are indefinitely reinvested and would be subject to material tax effects if repatriated.

However, we believe that our United States sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
Accounts receivable decreased 5% during the third quarter of fiscal 2015. Days sales outstanding, on a consolidated basis, were 30 days at June 28, 2015, compared to 27 days at March 29, 2015. The decrease in accounts receivable was primarily due to the net effects of decreased revenues related to integrated circuits, partially offset by the timing of payments from certain of our licensees. The increase in days sales outstanding was primarily due to the net effects of the timing of cash payments from certain of our licensees combined with a decrease in licensing revenues.
We believe our current cash, cash equivalents and marketable securities and our expected cash flow generated from operations and expected financing activities will satisfy our working and other capital requirements for at least the next 12 months based on our current business plans. Recent and expected working and other capital requirements also include:

•
In connection with our Strategic Realignment Plan, we expect to incur approximately $350 million to $450 million in restructuring and restructuring-related charges, the majority of which will result in cash payments.

•
Our research and development expenditures were $4.1 billion during the first nine months of fiscal 2015 and $5.5 billion in fiscal 2014, and we expect to continue to invest heavily in research and development for new technologies, applications and services for voice and data communications, primarily in the wireless industry.

•
Our purchase obligations for the remainder of fiscal 2015 and for fiscal 2016, some of which relate to research and development activities and capital expenditures, totaled $2.2 billion and $1.2 billion, respectively, at June 28, 2015.

•
Cash outflows for capital expenditures were $815 million during the first nine months of fiscal 2015 and $1.2 billion in fiscal 2014. We expect to continue to incur capital expenditures in the future to support our business, including research and development activities. Future capital expenditures may be impacted by transactions that are currently not forecasted.

•
In October 2014, we announced that we had reached agreement with CSR plc on the terms of a recommended cash offer to acquire the entire issued and to be issued ordinary share capital of CSR for £9.00 per ordinary share, which values the entire issued and to be issued share capital of CSR at approximately £1.6 billion (approximately $2.4 billion based upon an exchange rate of USD: GBP 1.5634). We expect to use existing cash resources to fund the acquisition. The acquisition has received approval from CSR’s shareholders, and every required regulatory agency has either provided formal written approval or declined to exercise jurisdiction, except for the Ministry of Commerce in China. The completion of the acquisition remains subject to the satisfaction of additional conditions. Subject to the satisfaction of these conditions, the acquisition is expected to close by the end of the summer of 2015.

•
We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly, to open new opportunities for our technologies, obtain development resources, grow our patent portfolio or pursue new businesses.

In connection with the pending acquisition of CSR, we agreed to set aside certain cash, cash equivalents and marketable securities to be held for purposes of satisfying payment of the consideration to effect the acquisition. At June 28, 2015, the fair value of the marketable securities that were set aside was $3.8 billion. Additionally, $47 million of cash equivalents, which were recorded as other current assets, were set aside. If the combined fair values falls below approximately £1.9 billion (approximately $2.9 billion using an exchange rate of USD: GBP 1.5634), we may be required to set aside additional securities. Additionally, if certain conditions are met, such as a reduction in the liquidity of any of the securities that are set aside, we may be required to liquidate the securities and transfer the cash to a third party until the acquisition closes.
Debt. In February 2015, we entered into a Revolving Credit Facility that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.0 billion, expiring in February 2020. At June 28, 2015, no amounts were outstanding under the Revolving Credit Facility.
In March 2015, we began an unsecured commercial paper program, which provides for the issuance of up to $4.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. At June 28, 2015, we had $1.0 billion of commercial paper outstanding with weighted-average net interest rates of 0.14% and weighted-average remaining days to maturity of 51 days.

In May 2015, we issued an aggregate principal amount of $10.0 billion in eight tranches of unsecured floating- and fixed-rate notes, with maturity dates starting in 2018 through 2045 and effective interest rates between 0.61% and 4.74%. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes. Net proceeds from the issuance of the notes of $9.9 billion were used to fund the ASR Agreements and are used for other general corporate purposes. We may issue additional debt in the future. The amount and timing of additional borrowings will be subject to a number of factors, including the cash flow generated by United States-based entities, acquisitions and strategic investments, acceptable interest rates and changes in corporate income tax law, among other factors.
Additional information regarding our outstanding debt at June 28, 2015 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 5 — Debt.”
Capital Return Program. On March 9, 2015, we announced that we had been authorized to repurchase up to $15 billion of our common stock. We intend to return a minimum of 75% of our free cash flow to stockholders through stock repurchases and dividends over the foreseeable future, where free cash flow is defined as net cash provided by operating activities less capital expenditures. Additionally, we intend to repurchase $10 billion of stock from March 2015 through March 2016. To meet this goal, we expect to use existing cash and marketable securities (which include the proceeds from the recent debt offering) held by, and cash flow generated from, United States-based entities. We periodically evaluate repurchases as a means of returning capital to stockholders to determine when and if repurchases are in the best interests of our stockholders.
We paid cash dividends totaling $757 million, or $0.48 per share, on June 24, 2015. On July 7, 2015, we announced a cash dividend of $0.48 per share on our common stock, payable on September 23, 2015 to stockholders of record as of the close of business on September 2, 2015. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders.
In May 2015, we entered into two accelerated share repurchase agreements (ASR Agreements) to repurchase an aggregate of $5.0 billion of our common stock. During the third quarter of fiscal 2015, 57.7 million shares were delivered to us under the ASR Agreements, constituting the initial delivery of shares under the ASR Agreements, and were retired. Pursuant to the terms of the ASR Agreements, the final number of shares and the average purchase price of the shares will be determined at the end of the applicable purchase periods based on the volume-weighted average stock price of our common stock during the terms of the transactions, which is expected to occur in or before November 2015. During the first nine months of fiscal 2015, we repurchased and retired an additional 56.7 million shares of our common stock for $4.0 billion, before commissions. At June 28, 2015, $9.1 billion remained authorized for repurchase under our stock repurchase program. Since June 28, 2015, we repurchased and retired 8.0 million shares of common stock for $510 million.
Contractual Obligations/Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our condensed consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).
Additional information regarding our financial commitments at June 28, 2015 is provided in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 3 — Income Taxes,” “Note 5 — Debt” and “Note 6 — Commitments and Contingencies.”

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASU 2014-09 defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. On July 9, 2015, the FASB voted to defer the effective date by one year, such that the new standard will be effective for us starting in the first quarter of fiscal 2019. The FASB will also permit entities to adopt one year earlier if they choose (i.e., the original effective date). The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. We do not intend to adopt the standard early and are in the process of determining the adoption method as well as the effects the adoption will have on our consolidated financial statements.
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
Our future success will depend on, among other factors, our ability to:

•
differentiate our integrated circuit products with innovative technologies across multiple products and features (e.g., modem, radio frequency front end, central, graphics and/or other processors, camera and connectivity) and with smaller geometry process technologies that drive performance;

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

•
create stand-alone value and/or contribute to the success of our existing businesses through acquisitions and other investments (and/or by developing customer, licensee and/or vendor relationships) in new industry segments and/or disruptive technologies, products and/or services (such as the connected home and the Internet of Things, automotive products, networking, mobile computing, mobile health, machine learning, including robotics and wireless charging, among others); and/or

•
continue to develop brand recognition to effectively compete against better known companies in mobile computing and other consumer driven segments and to deepen our presence in significant emerging geographic regions.

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
Companies that promote standards that are neither CDMA- nor OFDMA-based (e.g., GSM, Wi-Fi) as well as companies that design integrated circuits based on CDMA, OFDMA or their derivatives are generally competitors or potential competitors. Examples (some of which are strategic partners of ours in other areas) include Broadcom, Ericsson, HiSilicon Technologies, Intel, Lantiq, Marvell Technology, Maxim Integrated Products, MediaTek, Nvidia, Realtek Semiconductor, Samsung Electronics, Spreadtrum Communications (which is controlled by Tsinghua Unigroup), Texas Instruments and VIA Telecom. Some of these current and potential competitors have advantages over us that include, among others: lower cost structures; better known brand names; ownership and control of manufacturing facilities and greater expertise in manufacturing processes; motivation by our customers in certain circumstances to utilize their own internally-developed integrated circuit products or to find alternate suppliers or choose alternative technologies; foreign government support of other technologies or competitors; more extensive relationships with local distribution companies and original equipment manufacturers in emerging geographic regions (such as China); and/or a more established presence in certain device markets.
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
Our QCT segment derives a significant portion of revenues from a small number of customers, and we expect this trend to continue in the foreseeable future. Our industry is experiencing and may continue to experience an increasing concentration of device share among a few companies, particularly at the premium tier, contributing to this trend. In addition, certain of our largest integrated circuit customers develop their own integrated circuit products, which they may choose to utilize in their devices rather than our integrated circuit products (and/or sell their integrated circuit products to third parties in competition with us). The loss of any one of our significant customers, a reduction in the purchases of our products by such customers or cancelation of significant purchases from any of these customers would reduce our revenues and could harm our ability to achieve or sustain expected operating results, and a delay of significant purchases, even if only temporary, would reduce our revenues in the period of the delay. Further, concentration of device share among a few companies, and the corresponding purchasing power of these companies, may result in lower prices for our products which, if not accompanied by a sufficient increase in the volume of purchases of our products, could have an adverse effect on our revenues and margins. In addition, the timing and size of purchases by our significant customers may be impacted by the timing of such customers’ new or next generation product introductions, over which we have little or no control, and the timing of such introductions may cause our operating results to fluctuate. Accordingly, if current industry dynamics and concentrations continue, our QCT segment’s revenues will continue to depend largely upon, and be impacted by, future purchases and the timing and size of any such future purchases by these significant customers.
Further, companies that develop HLOS for devices, including leading technology companies, now sell their own devices. If we fail to effectively partner or continue partnering with these companies, or with their partners or customers, they may decide not to purchase (either directly or through their contract manufacturers), or to reduce or discontinue their purchases of, our integrated circuit products.
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
Although we have more than 275 CDMA-based licensees, our QTL segment derives a significant portion of licensing revenues from a limited number of licensees. In the event that one or more of our significant licensees fail to meet their reporting and/or payment requirements or we are unable to renew one or more of such license agreements, our revenues, operating results and cash flows would be adversely impacted. Moreover, the future growth and success of our core licensing business will depend in part on the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain customer acceptance. We have little or no control over the product development, sales efforts or pricing of products by our licensees, and our licensees might not be successful. Reductions in the average selling prices of wireless devices sold by our major licensees, without a sufficient increase in the volumes of such devices sold, would generally have an adverse effect on our licensing revenues.
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
Although we own a very strong portfolio of issued and pending patents related to GSM, GPRS, EDGE, OFDM, OFDMA, WLAN, MIMO and other technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing revenues as our CDMA licensing program. Many wireless operators are investigating, have selected or have deployed OFDMA-based LTE as their next-generation 4G technology in existing (or future if not yet deployed) wireless spectrum bands as complementary to their existing CDMA-based networks. While 3G/4G multimode products are generally covered by our existing 3G licensing agreements, products that implement 4G but do not also implement 3G are generally not covered by these agreements. Although we believe that our patented technology is essential and useful to implementation of the LTE industry standards and have granted royalty-bearing licenses to more than 140 companies (including Alcatel-Lucent, Huawei, LG, Microsoft, Samsung, Sony Mobile and ZTE) that have realized that they need a license under our patents to make and sell products implementing 4G standards but not implementing 3G standards, it may be difficult to agree on material terms and/or conditions of new license agreements that are acceptable to us with companies that are currently unlicensed, particularly in China. Further, the royalty rates for single mode 4G products are generally lower than our royalty rates for 3G and 3G/4G multimode products, and therefore, we might not achieve the same licensing revenues on such LTE products as on 3G and 3G/4G multimode products. In addition, new connectivity and other services are emerging that rely on devices that may or may not be used on traditional cellular networks, such as devices used in the connected home or the Internet of Things. We also seek to diversify and broaden our technology licensing programs to new industry segments in which we can utilize our technology leadership, such as wireless charging and other technologies. Standards, even de facto standards, that develop as these technologies mature, in particular those that do not include a base level of interoperability, may impact our ability to obtain royalties that are equivalent to those that we receive for 3G and 3G/4G multimode products used in cellular communications. Although we believe that our patented technology is essential and useful to the commercialization of such services, the royalties we receive may be lower than those we receive from our current licensing program.
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
We are currently subject to various governmental investigations and/or proceedings, and certain matters are described more fully in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 6 — Commitments and Contingencies.” The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. Depending on the type of matter, various remedies that could result from an unfavorable resolution include, among others, injunctions, monetary damages or fines or other orders to pay money, and the issuance of orders to cease certain conduct and/or modify our business practices.
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
Our industry is subject to rapid technological change, evolving industry standards and frequent new product introductions, and we must make substantial research, development and other investments, such as acquisitions, in new products, services and technologies to compete successfully. Technological innovations generally require significant research and development efforts before they are commercially viable. Our future growth depends, in part, upon our ability to utilize our technical and business expertise to succeed in adjacent industry segments. Accordingly, we intend to continue to make substantial investments in developing new products, services and technologies that we believe can create stand-alone value and/or contribute to the success of our existing businesses. However, it is possible that these initiatives will not be successful and/or will not result in meaningful revenues or generate operating income that meets expectations. While we continue to focus our development efforts primarily in support of 3G CDMA- and 4G OFDMA-based technologies, we innovate across a broad spectrum of opportunities to deploy new business models and enter into new industry segments by leveraging our existing technical and business expertise and/or through acquisitions. Our recent investment initiatives relate to, among others, small cell technology and addressing the challenge of meeting the increased demand for data; products for the connected home and the Internet of Things; automotive; networking; mobile computing; very high speed connectivity; data centers; mobile health; wireless charging; and machine learning, including robotics.
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
If we are unsuccessful in executing our Strategic Realignment Plan, our business and results of operations may be adversely affected.
On July 22, 2015, we announced a Strategic Realignment Plan designed to improve execution, enhance financial performance and drive profitable growth as we work to create sustainable long-term value for stockholders. As part of this, among other actions, we are implementing a cost reduction plan to reduce our operating expenses from fiscal 2015 levels of $7.3 billion (adjusted for variable compensation) by approximately $1.1 billion through a series of targeted reductions across our businesses, particularly in our semiconductor business, QCT. We also plan to reduce annual share-based compensation grants in fiscal 2016 by approximately $300 million. We expect these cost initiatives to be fully implemented by the end of fiscal 2016. In connection with this plan, we expect to incur approximately $350 million to $450 million in restructuring and restructuring-related charges.
We cannot provide assurance that our Strategic Realignment Plan will be successful, that anticipated cost savings will be realized, that our operations, business and financial results will improve and/or that these efforts will not disrupt our operations (beyond what is intended). Our ability to achieve the anticipated cost savings and other benefits within the expected time frames is subject to many estimates and assumptions which are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. Further, we may experience delays in the anticipated timing of these efforts and/or higher than expected or unanticipated costs in implementing them. Moreover, changes in the size, alignment or organization of our workforce could adversely affect employee morale and retention, relations with customers and business partners, our ability to develop and deliver products and services as anticipated and/or impair our ability to realize our current or future business and financial objectives. If we do not succeed in these efforts, if these efforts are more costly or time-consuming than expected, if our estimates and assumptions are not correct, if we experience delays or if other unforeseen events occur, our business and results of operations may be adversely affected.
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
Our future success depends largely upon the continued service of our executive officers and other key management and technical personnel and on our ability to continue to identify, attract, retain and motivate them, particularly in an environment of cost reductions, including equity compensation and headcount. Implementing our business strategy requires specialized engineering and other talent, as our revenues are highly dependent on technological and product innovations. The market for employees in our industry is extremely competitive. Further, existing immigration laws make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the United States, making the pool of available talent even smaller. If we are unable to attract and retain qualified employees, our business may be harmed.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2014 Annual Report on Form 10-K. At June 28, 2015, there have been no material changes to the financial market risks described at September 28, 2014, except as described below as it relates to the floating- and fixed-rate notes. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
Interest Rate Risk. In the third quarter of fiscal 2015, we issued an aggregate principal amount of $10.0 billion of unsecured floating- and fixed-rate notes with varying maturity dates. We also entered into interest rate swaps with an aggregate notional amount of $3.0 billion to effectively convert certain fixed-rate interest payments into floating-rate payments. At June 28, 2015, a hypothetical increase in market interest rates of 100 basis points would cause our interest expense to increase by $30 million on an annualized basis as it relates to our floating-rate notes and the interest rate swap agreements.
Additionally, in the second quarter of fiscal 2015, we began a commercial paper program which provides for the issuance of up to $4.0 billion of commercial paper. At June 28, 2015, we had $1.0 billion of commercial paper outstanding, with original maturities of less than 4 months. Changes in interest rates could affect the amounts of interest that we pay if we refinance the current outstanding commercial paper with new debt.

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
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the third quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Our material pending legal proceedings are disclosed in the notes to our condensed consolidated financial statements. See “Notes to Condensed Consolidated Financial Statements, Note 6 — Commitments and Contingencies,” in Part I, Item 1. We are also engaged in numerous other legal actions arising in the ordinary course of our business and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS
We have provided updated Risk Factors in the section labeled “Risk Factors” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The “Risk Factors” section provides updated information in certain areas. With the exception of the new risk factors labeled “There are risks associated with our indebtedness” and “If we are unsuccessful in executing our Strategic Realignment Plan, our business and results of operations may be adversely affected,” we do not believe those updates have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities during the third quarter of fiscal 2015 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
March 30, 2015 to April 26, 2015	5,061	$68.18	5,061	$14,198
April 27, 2015 to May 24, 2015
Accelerated share repurchases (3)	57,737		57,737	9,198
May 25, 2015 to June 28, 2015	892	67.29	892	9,138
Total (3)	63,690	68.05	63,690

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)
On March 9, 2015, we announced a new repurchase program authorizing us to repurchase up to $15 billion of our common stock. At June 28, 2015, $9.1 billion remained authorized for repurchase. The stock repurchase program has no expiration date. Since June 28, 2015, we repurchased and retired 8.0 million shares of common stock for $510 million.

(3)
In May 2015, we entered into two accelerated share repurchase agreements (ASR Agreements) to repurchase an aggregate of $5.0 billion of our common stock. During the third quarter of fiscal 2015, 57.7 million shares were delivered to us under the ASR Agreements, constituting the initial delivery of shares under the ASR Agreements, and were retired. Pursuant to the terms of the ASR Agreements, the final number of shares and the average purchase price will be determined at the end of the applicable purchase periods, which is expected to occur in or before November 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Restated Certificate of Incorporation, as amended.	10-Q	000-19528/ 12766084	4/18/12	3.1	-
3.4	Amended and Restated Bylaws.	8-K	000-19528/12958032	7/11/12	3.4	-
4.1	Amended and Restated Rights Agreement dated as of September 26, 2005 between the Company and Computershare Trust Company, N.A., as successor Rights Agent to Computershare Investor Services LLC.	8-K	000-19528/051113779	9/30/05	99.1	-
4.2	Amendment dated as of December 7, 2006 to the Amended and Restated Rights Agreement dated as of September 26, 2005 between the Company and Computershare Trust Company, N.A., as successor Rights Agent to Computershare Investor Services LLC.	8-K	000-19528/061271210	12/12/06	99.1	-
4.3	Indenture, dated May 20, 2015, between the Company and U.S. Bank National Association, as trustee.	8-K	000-19528/ 15880967	5/21/2015	4.1	-
4.4	Officers’ Certificate, dated May 20, 2015, for the Floating Rate Notes due 2018, the Floating Rate Notes due 2020, the 1.400% Notes due 2018, the 2.250% Notes due 2020, the 3.000% Notes due 2022, the 3.450% Notes due 2025, the 4.650% Notes due 2035 and the 4.800% Notes due 2045.	8-K	000-19528/ 15880967	5/21/2015	4.2	-
4.5	Form of Floating Rate Notes due 2018.	8-K	000-19528/ 15880967	5/21/2015	4.3	-
4.6	Form of Floating Rate Notes due 2020.	8-K	000-19528/ 15880967	5/21/2015	4.4	-
4.7	Form of 1.400% Notes due 2018.	8-K	000-19528/ 15880967	5/21/2015	4.5	-
4.8	Form of 2.250% Notes due 2020.	8-K	000-19528/ 15880967	5/21/2015	4.6	-
4.9	Form of 3.000% Notes due 2022.	8-K	000-19528/ 15880967	5/21/2015	4.7	-
4.10	Form of 3.450% Notes due 2025.	8-K	000-19528/ 15880967	5/21/2015	4.8	-
4.11	Form of 4.650% Notes due 2035.	8-K	000-19528/ 15880967	5/21/2015	4.9	-
4.12	Form of 4.800% Notes due 2045.	8-K	000-19528/ 15880967	5/21/2015	4.10	-
10.128	Amended and Restated QUALCOMM Incorporated 2001 Employee Stock Purchase Plan, as amended	-	-	-	-	X
10.130	Master Confirmation - Accelerated Stock Buyback, dated as of May 20, 2015, between the Company and Goldman, Sachs & Co.	8-K	000-19528/ 15881368	5/21/2015	10.1	-
10.131	Master Confirmation - Accelerated Stock Buyback, dated as of May 20, 2015, between the Company and Morgan Stanley & Co. LLC.	8-K	000-19528/ 15881368	5/21/2015	10.2	-
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steve Mollenkopf.	-	-	-	-	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George S. Davis.	-	-	-	-	X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Steve Mollenkopf.	-	-	-	-	X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for George S. Davis.	-	-	-	-	X

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
101.INS	XBRL Instance Document.	-	-	-	-	X
101.SCH	XBRL Taxonomy Extension Schema.	-	-	-	-	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	-	-	-	-	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase.	-	-	-	-	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	-	-	-	-	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	-	-	-	-	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
/s/ George S. Davis
George S. Davis
Executive Vice President and Chief Financial Officer

Dated: July 22, 2015