Form 10-K
period 2015-09-27
QUALCOMM INC/DE
filed 2015-11-04
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 29, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $109,303,248,283, based upon the closing price of the registrant’s common stock on that date as reported on the NASDAQ Global Select Market.
The number of shares outstanding of the registrant’s common stock was 1,503,094,004 at November 2, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement in connection with the registrant’s 2016 Annual Meeting of Stockholders, to be filed with the Commission subsequent to the date hereof pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

QUALCOMM INCORPORATED
Form 10-K
For the Fiscal Year Ended	September 27, 2015
Index

TRADEMARKS
Qualcomm, Snapdragon, MSM, Adreno and Wireless Reach are trademarks of Qualcomm Incorporated, registered in the United States and other countries. MuLTEfire and Qualcomm Haven are trademarks of Qualcomm Incorporated. CSR is a trademark of Qualcomm Technologies International, Ltd., registered in the United States and other countries.
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
PART I
Item 1. Business
We incorporated in 1985 under the laws of the state of California. In 1991, we reincorporated in the state of Delaware. We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Our 52-week fiscal years consist of four equal fiscal quarters of 13 weeks each, and our 53-week fiscal years consist of three 13-week fiscal quarters and one 14-week fiscal quarter. The financial results for our 53-week fiscal years and our 14-week fiscal quarters will not be exactly comparable to our 52-week fiscal years and our 13-week fiscal quarters. The fiscal years ended September 27, 2015, September 28, 2014 and September 29, 2013 included 52 weeks.
Overview
We continue to lead the development and commercialization of a digital communication technology called CDMA (Code Division Multiple Access), and we also continue our role as one of the leaders in the development and commercialization of the OFDMA (Orthogonal Frequency Division Multiple Access) family of technologies, including LTE (which stands for Long Term Evolution and is an OFDM (Orthogonal Frequency Division Multiplexing) -based standard that uses OFDMA, and single-carrier FDMA (Frequency Division Multiple Access), for cellular wireless communication applications). We own significant intellectual property applicable to products that implement any version of CDMA and OFDMA in mobile communications products, including patents, patent applications and trade secrets. The mobile communications industry generally recognizes that a company seeking to develop, manufacture and/or sell products that use CDMA and/or LTE standards will require a patent license from us. CDMA and OFDMA are two of the main technologies currently used in digital wireless communications networks (also known as wireless networks). Based on wireless connections, CDMA, OFDMA and TDMA (Time Division Multiple Access), of which GSM (Global System for Mobile Communications) is the primary commercial form, are the primary digital technologies currently used to transmit a wireless device user’s voice or data over radio waves using a public cellular wireless network.
We also develop and commercialize a number of other key technologies used in handsets and tablets that contribute to end-user demand, and we own substantial intellectual property related to these technologies. Some of these were contributed to and are being commercialized as industry standards, such as certain audio and video codecs, the advanced WLAN (wireless local area networks, or Wi-Fi) 802.11 functionality and volatile and non-volatile memory controllers. Other technologies widely used by wireless devices that we have developed are not related to any industry standards, such as operating systems, user interfaces, graphics and camera processing functionality, integrated circuit packaging techniques, sensors and sensor fusion algorithms and application processor architectures.
In addition to licensing portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, we design, manufacture, have manufactured on our behalf and market products and services based on CDMA, OFDMA and other digital communications technologies. Our products principally consist of integrated circuits (also known as chips or chipsets) and system software used in mobile devices and in wireless networks. We also sell other products and services, which include: integrated circuits for use in wired devices, particularly broadband gateway equipment, desktop computers and streaming media players; software products and content and push-to-talk enablement services for wireless operators; and products designed for the implementation of small cells.
Industry Trends
The mobile industry has experienced tremendous growth over the past 20 plus years, growing from less than 60 million global connections in 1994 (WCIS+, September 2015) to approximately 7.2 billion global connections in September 2015 (GSMA Intelligence, October 2015). As the largest technology platform in the world, mobile has made peoples’ lives more connected, transforming the way we interact with one another and with the world. The scale and pace of innovation in mobile, especially around connectivity and computing capabilities, is also impacting industries beyond wireless.
Extending connectivity. 3G/4G (third generation/fourth generation) multimode mobile broadband technology has been a key driver of the growth of mobile, providing users with fast, reliable, always-on connectivity. As of September 2015, there were approximately 3.4 billion 3G/4G connections globally (CDMA-based, OFDMA-based and CDMA/OFDMA multimode) representing nearly 47% of total mobile connections. By 2019, global 3G/4G connections are projected to reach 5.8 billion, with more than 80% of these connections coming from emerging regions (GSMA Intelligence, October 2015).
3G/4G multimode mobile broadband has also emerged as an important platform for extending the reach and potential of the Internet. In 2010, the number of broadband connections using mobile technology surpassed those using fixed technologies, making mobile networks the primary method of access to the Internet for many people around the world. The impact is further amplified in emerging regions, where 3G/4G connections are approximately five times the number of fixed Internet connections (GSMA Intelligence, July 2015 and WBIS, October 2015). In China, 3G/4G LTE multimode services have experienced strong adoption since being launched in the fourth quarter of calendar 2013, with more than 290 million connections reported as of September 2015 (GSMA Intelligence, October 2015). In India, mobile operators are preparing to roll out 3G/4G LTE multimode services, providing consumers with the benefits of advanced mobile broadband connectivity while creating new opportunities for device manufacturers and other members of the mobile ecosystem. 3G/4G mobile broadband may be the first and, in many cases, the only way that people in these regions access the Internet.
Looking ahead, with decades of experience shaping the evolution of 3G, 4G LTE and Wi-Fi, the wireless industry is actively developing and standardizing the next generation of mobile technology under the name 5G (fifth generation). While the 5G standard is still being defined, it is expected that 5G will include higher data rates and the addition of new spectrum, as well as support new connectivity needs into the next decade, while seamlessly leveraging 4G and Wi-Fi technology. 5G is also expected to enhance mobile broadband and, importantly, have the scalability, security and reliability to support a wide variety of use cases spanning from connecting a significant number of things to new services, such as enabling complex robots to perform a variety of tasks and services. As was the case for 4G, 5G devices are expected to support 3G/4G capabilities, allowing mobile operators to continue to take advantage of current network deployments. At the same time, 4G LTE will continue to be developed and evolve in parallel with the advent of 5G, which is anticipated around 2020.
Growth in smartphones. Smartphone adoption is growing worldwide, fueled by 3G/4G LTE multimode connectivity, powerful application processors (delivering speeds over 2 GHz) and advanced multimedia and location awareness capabilities. In 2014, more than 1.2 billion smartphones shipped globally, representing a year-over-year increase of approximately 29%, and cumulative shipments of smartphones between 2015 and 2019 are projected to reach over 8.5 billion (Gartner, September 2015). Much of this growth is happening in emerging regions, where smartphones accounted for nearly 60% of handset shipments in 2014 and are expected to reach approximately 93% in 2019 (Gartner, September 2015). Growth in smartphones has not only been driven by the success of premium-tier devices, but also by the number of affordable handsets that are fueling shipments in emerging regions.
Consumer demand for new types of connected experiences, combined with the need of mobile operators and device manufacturers to provide differentiated features and services, is driving continued innovation within the smartphone. This innovation is happening across multiple technology dimensions, including connectivity, application processors, camera, audio, video, location, radio frequencies and sensors. As a result, the smartphone has, in many ways, supplanted the personal computer as the go-to device for email, web browsing, music, gaming and social networking, among others. It is also replacing many traditional consumer electronics items due to its advanced capabilities, including digital cameras, video cameras, Global Positioning System (GPS) units and music players.
Expansion into new adjacent opportunities. A number of industries beyond mobile are leveraging technology innovations found in smartphones to bring advanced connectivity and computing capabilities into a broad array of end-devices and access points, which make up the “edge” of the network. With billions of connected devices projected to be added to the Internet over the coming years, enhancing the capabilities and performance at the edge of the network will be vital to improving its scalability as it enters this new phase of growth. These enhancements are helping to transform industry segments, including networking, automotive, mobile computing and the Internet of Things, and enabling companies to create intelligently connected products and services and reach new customers.
The proliferation of intelligently connected “things” (e.g., consumer electronics, appliances, automobiles and medical devices) is enabling new types of user experiences, as smartphones are able to interact with and control more of the things around us. Through the addition of embedded sensors, connected things are able to collect and send data about their environment, providing users with contextually relevant information and further increasing their utility and value.
Wireless Technologies
The growth in the use of wireless devices worldwide, such as smartphones and tablets, and the demand for data services and applications requires continuous innovation to further improve the user experience, enable new services and increase network capacity, make use of different frequency bands and enable dense network deployments. To meet these requirements, different wireless communications technologies continue to evolve. For nearly three decades, we have invested and continue to invest heavily in research and development of many of these cellular wireless communication technologies, including CDMA and OFDMA. As a result, we have developed and acquired (and continue to develop and acquire) significant related intellectual property. This intellectual property has been incorporated into the most widely accepted and deployed cellular wireless communications technology standards, and we have licensed it to more than 285 licensees, including all leading wireless device and infrastructure manufacturers. Most of the cellular wireless technologies can be grouped into three categories.
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
To date, GSM has been more widely adopted than CDMA-based standards; however, CDMA technologies are the basis for all 3G wireless systems. According to GSMA Intelligence estimates as of September 30, 2015, there were approximately 3.8 billion GSM connections worldwide, representing approximately 53% of total cellular connections. The transition of wireless devices from 2G to 3G/4G continued around the world with 3G/4G connections up 22% year-over-year (GSMA Intelligence, October 2015).
CDMA-based. CDMA-based technologies are characterized by their access method allowing several users to share the same frequency and time by allocating different orthogonal codes to individual users. Most of the CDMA-based technologies are classified as 3G technology.
There are a number of variants of CDMA-based technologies deployed around the world, in particular CDMA2000, EV-DO (Evolution Data Optimized), WCDMA (Wideband CDMA) and TD-SCDMA (Time Division-Synchronous CDMA) (deployed exclusively in China). CDMA-based technologies provide vastly improved capacity for voice and low-rate data services as compared to analog technologies and significant improvements over TDMA-based technologies, such as GSM. To date, these technologies have seen many revisions, and they continue to evolve. New features continue to be defined in the 3rd Generation Partnership Project (3GPP). The following are the CDMA-based technologies and their standards revisions:

•	CDMA2000 revisions A through E

•	1xEV-DO revisions A through C

•	WCDMA/HSPA releases 4 through 12

•	TD-SCDMA releases 4 through 12
CDMA technologies ushered in a significant increase in broadband data services that continue to grow globally. According to GSMA Intelligence estimates as of October 2015, there were approximately 2.5 billion CDMA-based connections worldwide, representing approximately 35% of total cellular connections.
OFDMA-based. OFDMA-based technologies are characterized by their access method allowing several users to share the same frequency band and time by allocating different subcarriers to individual users. Most of the OFDMA-based technologies deployed in 2015 are classified as 4G technology. It is expected that 5G will heavily leverage OFDM-based technologies. We continue to play a significant role in the development of LTE and LTE Advanced, which are the predominant 4G technologies currently in use.
LTE is incorporated in 3GPP specifications starting from release 8 and uses OFDMA in the downlink and single carrier FDMA (SC-FDMA) in the uplink. LTE has two modes, FDD (frequency division duplex) and TDD (time division duplex), to support paired and unpaired spectrum, respectively, and is being developed by 3GPP. The principal benefit of LTE is its ability to leverage a wide range of spectrum (bandwidths of 10 MHz or more). LTE is designed to seamlessly interwork with 3G through 3G/4G multimode devices. Most LTE devices rely on 3G for voice services across the network, as well as for ubiquitous data services outside the LTE coverage area and on 4G for data services inside the coverage area. LTE’s voice solution, VoLTE (voice over LTE), is being commercially deployed in a growing number of networks.
Carrier aggregation, one of the significant improvements of LTE Advanced, was commercially launched in June 2013 and continues to evolve to aggregate additional carriers as well as the uplink. Along with carrier aggregation, LTE Advanced brings many more enhancements, including advanced antenna techniques and optimization for small cells. Apart from improving the performance of existing networks, these releases also bring new enhancements, such as LTE Direct for proximity-based device-to-device discovery, improved LTE broadcast, optimizations of machine-type communications and the ability to use LTE Advanced in unlicensed spectrum, which is referred to as LTE Unlicensed. There are multiple options for deploying LTE Unlicensed for different deployment scenarios.

•
LTE-U, which relies on an LTE control carrier based on 3GPP Release 10/11/12, uses carrier aggregation to combine unlicensed and licensed spectrum and will be used in early mobile operator deployments in countries such as the United States, Korea and India.

•	Licensed Assisted Access (LAA), which is part of 3GPP Release 13, also aggregates unlicensed and licensed spectrum.

•	MuLTEfire will operate solely in unlicensed spectrum without a licensed anchor channel.
There also have been ongoing efforts to make the interworking between LTE and Wi-Fi more seamless and completely transparent to the users. The seamless interworking is also intended to enable the device to use the best possible link or links depending on conditions of the LTE and Wi-Fi links as the applications run on devices. Further integration is achieved with LTE+Wi-Fi link Aggregation (LWA), which utilizes existing and new carrier Wi-Fi deployments.
LTE releases are often combined and given “marketing” or “trade” names that also indicate their benefits. The name LTE covers releases 8 and 9. Releases 10 and beyond are referred to as LTE Advanced. According to GSMA Intelligence estimates as of September 30, 2015, there were approximately 860 million global 3G/4G multimode connections worldwide, representing approximately 12% of total cellular connections.
According to the Global mobile Suppliers Association (GSA), as of October 2015, more than 650 wireless operators have commercially deployed or started testing LTE. In addition, LTE Advanced standards featuring carrier aggregation have begun to be deployed. As of October 2015, 142 operators were investing in LTE Advanced carrier aggregation across 62 countries, and 95 operators have launched commercially in 48 countries (GSA, October 2015).
Looking ahead to 2020 and beyond, the wireless industry is actively preparing the next generation of cellular technologies under the name 5G. While 5G is still being defined, it is expected that 5G will include advancements of 3G/4G features available today, including further enhanced mobile broadband services, device-to-device capabilities, use of both licensed and unlicensed spectrum and connectivity of a significant number of things. 5G is also expected to expand in a number of new areas to increase the addressable frequencies to include emerging higher bands such as those in the millimeter wave range, expand into new vertical product segments and define a radio link with much higher levels of reliability for control of vehicles and machines. In September 2015, 3GPP started a standardization track to define the 5G standard.
Other (non-cellular) wireless technologies. There are other, non-cellular wireless technologies that have also been broadly adopted.
Wireless Local Area Networks. Wireless local area networks (WLAN), such as Wi-Fi, link two or more nearby devices wirelessly and usually provide connectivity through an access point. Wi-Fi systems are based on standards developed by the Institute of Electrical and Electronics Engineers (IEEE) in the 802.11 family of standards. 802.11ac, which includes advanced features such as multiple user multiple in/multiple out (MU MIMO) and support for large bandwidths and higher order modulation, primarily targets broadband connectivity for mobile devices, laptops and consumer electronics devices using 5 GHz spectrum. 802.11ad provides multi-gigabit data rates for short range communication, using 60 GHz spectrum. 802.11ah, which is still under development and targets sub-GHz spectrum, is envisioned to be a solution for “connected home”

applications that require long battery life. We played a leading role in the development of 802.11ac, 802.11ad and 802.11ah, and we are actively involved in the development of 802.11ax, which is an evolution from 802.11ac and will cover both the 2.4GHz and 5GHz unlicensed bands.
Bluetooth. Bluetooth is a wireless personal area network that provides wireless connectivity between devices over short distances ranging from a few centimeters to a few meters. Bluetooth technology provides wireless connectivity to a wide range of fixed or mobile consumer electronics devices. Bluetooth functionalities are standardized by the Bluetooth Special Interest Group in various versions of the specification (from 1.0 to 4.0), which include different functionalities, such as enhanced data rate or low energy (known as Bluetooth Smart). We recently acquired CSR plc, a leading contributor to Bluetooth evolution in the areas of core, HID (human interface device), A/V (audio/ video) and Smart Mesh.
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
Operating Segments
We have three reportable segments. We conduct business primarily through two reportable segments, QCT (Qualcomm CDMA Technologies) and QTL (Qualcomm Technology Licensing), and our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments. Revenues in fiscal 2015, 2014 and 2013 for our reportable segments were as follows (in millions, except percentage data):

	QCT	QTL	QSI
2015	$17,154	$7,947	$4
As a percent of total	68%	31%	—%
2014	$18,665	$7,569	$—
As a percent of total	70%	29%	—%
2013	$16,715	$7,554	$—
As a percent of total	67%	30%	—%
QCT Segment. QCT is a leading developer and supplier of integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products. QCT’s integrated circuit products are sold and its system software is licensed to manufacturers that use our products in wireless devices, particularly mobile phones, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, data cards and infrastructure equipment, and in wired devices, particularly broadband gateway equipment, desktop computers and streaming media players. Our Mobile Station Modem (MSM) integrated circuits, which include the Mobile Data Modem, Qualcomm Single Chip and Qualcomm Snapdragon processors and LTE modems, perform the core baseband modem functionality in wireless devices providing voice and data communications, as well as multimedia applications and global positioning functions. In addition, our Snapdragon processors provide advanced application and graphics processing capabilities. Because of our experience in designing and developing CDMA- and OFDMA-based products, we design both the baseband integrated circuit and the supporting system as well, including the RF (Radio Frequency), PM (Power Management) and connectivity devices. This approach enables us to optimize the performance of the wireless device with improved product features and integration with the network system. Our portfolio of RF products includes QFE (Qualcomm Front End) radio front end components that are designed to simplify the RF design for LTE multimode, multiband mobile devices, reduce power consumption and improve radio performance. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. We also provide support, including reference designs and tools, to enable our customers to reduce the time required to design their products and bring their products to market. We plan to add additional features and capabilities to our integrated circuit products to help our customers reduce the cost and size of their products, to simplify our customers’ design processes and to enable more wireless devices and services.
QCT offers a broad portfolio of products, including both wireless device and infrastructure integrated circuits, in support of CDMA2000 1X and 1xEV-DO, as well as the EV-DO Revision A/B evolutions of CDMA 2000 technology. Leveraging our expertise in CDMA, we also develop and offer integrated circuits supporting the WCDMA version of 3G for manufacturers of wireless devices. More than 90 device manufacturers have selected our WCDMA products that support GSM/GPRS, WCDMA, HSDPA (High-Speed Downlink Packet Access), HSUPA (High-Speed Uplink Packet Access) and HSPA+ for their devices. QCT also sells multimode products for the LTE standard, which offer seamless backward compatibility to existing 3G technologies. Our integrated circuit products are included in a broad range of devices, from low-tier, entry-level devices for emerging regions, which may use our Qualcomm Reference Design (QRD) products, to premium-tier devices. In fiscal 2015, QCT shipped approximately 932 million MSM integrated circuits for wireless devices worldwide, compared to approximately 861 million and 716 million in fiscal 2014 and 2013, respectively.
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
Each Qualcomm Snapdragon processor is a highly integrated, mobile optimized system on a chip incorporating our advanced technologies, including a Snapdragon modem for fast reliable mobile broadband connectivity, a high performance central processing unit (CPU), digital signal processor (DSP), graphics processing unit (GPU), image signal processor, multimedia subsystems, including high fidelity audio, high-definition video and advanced imaging capabilities, our hardware-based suite of Qualcomm Haven Security Solutions, and highly accurate location positioning engines. Our CPU cores are designed to deliver high levels of compute performance at low power, allowing manufacturers to design powerful, slim and power-efficient devices. Our Qualcomm Adreno GPUs are also designed to deliver high quality graphics performance for visually rich 3D gaming and user interfaces. The heterogeneous compute architecture of our Snapdragon processors is designed to ensure that the CPU, DSP and GPU work efficiently together, each being utilized only when needed, which enhances the processing capacity, speed and efficiency of our Snapdragon processors and the battery life of devices using our processors.
Our wireless products also consist of integrated circuits and system software for WLAN, Bluetooth, frequency modulation (FM) and near field communications as well as technologies that enable location data and services, including GPS, GLONASS and BeiDou. Our WLAN, Bluetooth and FM products have been integrated with the Qualcomm Snapdragon processors to provide additional connectivity for mobile phones, tablets and consumer electronics. QCT also offers stand alone WLAN, Bluetooth, applications processor and Ethernet products for mobile devices, consumer electronics, computers, automotive infotainment, home appliances and other connected devices. Our networking products include WLAN, Powerline and Ethernet chips, network processors and software. These products enable home and business networks to support the growing number of connected devices, digital media, data services and other smart home applications.

Through our acquisition of CSR plc (CSR) in August 2015, QCT also offers an expanded portfolio of connectivity technologies, which complements its current offerings in the Internet of Things and automotive infotainment categories. CSR is an innovator in the development of multifunction semiconductor platforms and technologies for the automotive, consumer and voice and music categories. CSR’s wireless products consist of integrated circuits and system software for Bluetooth, Bluetooth Smart and WLAN as well as technologies that enable location data and services, including GPS.
QCT utilizes a fabless production model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Integrated circuits are die cut from silicon wafers that have completed the package assembly and test manufacturing processes. The semiconductor package supports the electrical contacts that connect the integrated circuit to a circuit board. Die cut from silicon wafers are the essential components of all of our integrated circuits and a significant portion of the total integrated circuit cost. We employ both turnkey and two-stage manufacturing models to purchase our integrated circuits. Turnkey is when our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing model, we purchase die in singular or wafer form from semiconductor manufacturing foundries and contract with separate third-party suppliers for manufacturing services such as wafer bump, probe, assembly and final test.
We rely on independent third-party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits based primarily on our proprietary designs and test programs. Our suppliers also are responsible for the procurement of most of the raw materials used in the production of our integrated circuits. The primary foundry suppliers for our various digital, analog/mixed-signal, RF and PM integrated circuits are Global Foundries Inc., Samsung Electronics Co. Ltd., Semiconductor Manufacturing International Corporation, Taiwan Semiconductor Manufacturing Company and United Microelectronics Corporation. The primary semiconductor assembly and test suppliers are Advanced Semiconductor Engineering, Amkor Technology, Siliconware Precision Industries and STATSChipPAC. The majority of our foundry and semiconductor assembly and test suppliers are located in the Asia-Pacific region.
QCT’s sales are primarily made through standard purchase orders for delivery of products. QCT generally allows customers to reschedule delivery dates within a defined time frame and to cancel orders prior to shipment with or without payment of a penalty, depending on when the order is canceled. The industry in which QCT operates is intensely competitive. QCT competes worldwide with a number of United States and international designers and manufacturers of semiconductors. As a result of global expansion by foreign and domestic competitors, technological changes, device manufacturer concentrations and the potential for further industry consolidation, we anticipate the industry to remain very competitive. We believe that the principal competitive factors for our products include performance, level of integration, quality, compliance with industry standards, price, time-to-market, system cost, design and engineering capabilities, new product innovation and customer support. QCT also competes in both single- and multi-mode environments against alternative communications technologies including, but not limited to, GSM/GPRS/EDGE, TDMA and TD-SCDMA.
QCT’s current competitors include, but are not limited to, companies such as Airoha Technology Corp., Broadcom, Ericsson, HiSilicon Technologies, Intel, Marvell Technology, Maxim Integrated Products, MediaTek, Microchip Technology Inc., Nvidia, Realtek Semiconductor, Samsung Electronics and Spreadtrum Communications (which is controlled by Tsinghua Unigroup). QCT also faces competition from products internally developed by our customers, including some of our largest customers, and from some early-stage companies. Our competitors devote significant amounts of their financial, technical and other resources to develop and market competitive products and, in some cases, to develop and adopt competitive digital communication or signal processing technologies, and those efforts may materially and adversely affect us. Although we have attained a significant position in the industry, many of our current and potential competitors may have advantages over us that include, among others: lower cost structures; motivation by our customers in certain circumstances to utilize their own internally-developed integrated circuit products or to find alternate suppliers or choose alternate technologies; foreign government support of other technologies or our competitors; better known brand names; ownership and control of manufacturing facilities and greater expertise in manufacturing processes; more extensive relationships with local distribution companies and original equipment manufacturers in emerging geographic regions (such as China); and/or a more established presence in certain regions.
QTL Segment. QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which, among other rights, include certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing CDMA2000, WCDMA, CDMA TDD, and/or LTE standards and their derivatives. Our licensees manufacture wireless products, including mobile devices (also known as subscriber units, which includes handsets), other consumer devices (e.g., tablets and laptops), machine-to-machine devices (e.g., telematics devices, meter reading devices) and plug-in end user data modem cards, certain embedded modules for incorporation into end user products, infrastructure equipment required to establish and operate a network and equipment to test networks and subscriber units. QTL licensing revenues include license fees and royalties based on sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of complete licensed products, net of certain permissible deductions (including transportation, insurance, packing costs and other items). Revenues generated from royalties are subject to quarterly and annual fluctuations. The vast majority of QTL revenues have been generated through our licensees’ sales of CDMA2000- and WCDMA-based products, such as feature phones and smartphones. We have invested in both the acquisition and development of OFDMA technology and intellectual property and have generated the industry leading patent portfolio applicable to LTE and LTE-Advanced. Nevertheless, we face competition in the development of intellectual property for future generations of digital wireless communications technologies and services.
In February 2015, we reached a resolution with the National Development and Reform Commission (NDRC) in China regarding its investigation and agreed to implement a rectification plan that modifies certain of our business practices in China. The rectification plan provides, among other things, that for licenses of only our 3G and 4G essential Chinese patents for branded devices sold for use in China starting on January 1, 2015 (and reported to us in the third quarter of fiscal 2015), we will charge running royalties at royalty rates of 5% for 3G CDMA or WCDMA devices (including multimode 3G/4G devices) and 3.5% for 4G devices that do not implement CDMA or WCDMA (including 3-mode LTE-TDD devices), in each case using a royalty base of 65% of the net selling price.
Separate and apart from licensing manufacturers of wireless devices and network equipment, we have entered into certain arrangements with competitors of our QCT segment, such as Broadcom and MediaTek. A principal purpose of these arrangements is to provide our QCT segment and the counterparties certain freedom of operation with respect to each party’s integrated circuits business. In every case, these agreements expressly reserve the right for QTL to seek royalties from the customers of such integrated circuit suppliers with respect to such suppliers’ customers’ sales of CDMA-, WCDMA- and OFDMA-based wireless devices into which such suppliers’ integrated circuits are incorporated.
Upon the initial deployment of OFDMA-based networks, the products implementing such technologies generally have been multimode and implement CDMA-based technologies. The licenses granted under our existing CDMA license agreements generally cover multimode CDMA/OFDMA (3G/4G) devices, and our licensees are obligated to pay royalties under their CDMA license agreements for such devices. Further, over 155 companies (including Alcatel-Lucent, Huawei, LG, Microsoft, Samsung, Sony and ZTE) have royalty-bearing licenses under our patent portfolio for use in LTE or other OFDMA-based products that do not implement any CDMA-based standards.
Since our founding in 1985, we have focused heavily on technology development and innovation. These efforts have resulted in a leading intellectual property portfolio related to, among other things, wireless technology. We have an extensive portfolio of United States and foreign patents, and we continue to pursue patent applications around the world. Our patents have broad coverage in many countries, including Brazil, China, India, Japan, South Korea, Taiwan and countries in Europe and elsewhere. A substantial portion of our patents and patent applications relate to digital wireless communications technologies, including patents that are essential or may be important to the commercial implementation of CDMA2000, WCDMA (UMTS), TD-SCDMA, TD-CDMA (Time Division CDMA) and OFDMA/LTE products. Our patent portfolio is the most widely and extensively licensed in the industry, with over 285 licensees. Additionally, we have a substantial patent portfolio related to key technologies used in communications and other devices and/or related services, some of which were developed in industry standards development bodies. These include H.264 video codec technology, the next generation video codec technology (H.265 or high-efficiency video codec), advanced WLAN (802.11ac), volatile (LP-DDR2, 3, 4) and non-volatile (eMMC) memory controllers, operating systems, user interfaces, graphics and camera processing, packaging techniques, sensor and sensor fusion algorithms, application processor architectures and MPEG-H 3D Audio. Over the years, a number of companies have challenged our patent position, but at this time, companies in the mobile communications industry generally recognize that any company seeking to develop, manufacture and/or sell subscriber units or infrastructure equipment that use CDMA-based and/or OFDMA-based technologies will require a license or other rights to use our patents.
We have licensed or otherwise provided rights to use our patents to hundreds of companies on industry-accepted terms. Unlike some other companies in our industry that hold back certain key technologies, we offer companies substantially our entire patent portfolio for use in cellular subscriber devices and cell site infrastructure equipment. Our strategy to make our patented technologies broadly available has been a catalyst for industry growth, helping to enable a wide range of companies offering a broad array of wireless products and features while increasing the capabilities of and/or driving down average and low-end selling prices for 3G handsets and other wireless devices. By licensing or otherwise providing rights to use our patents to a wide range of equipment manufacturers, encouraging innovative applications, supporting equipment manufacturers with integrated chipset and software products and focusing on improving the efficiency of the airlink for wireless operators, we have helped 3G CDMA evolve and grow and reduced device pricing, all at a faster pace than the 2G technologies that preceded it (e.g., GSM).

Standards bodies have been informed that we hold patents that might be essential for all 3G standards that are based on CDMA. We have committed to such standards bodies that we will offer to license our essential patents for these CDMA standards on a fair, reasonable and non-discriminatory basis. We have also informed standards bodies that we hold patents that might be essential for certain standards that are based on OFDM/OFDMA technology (e.g., 802.16e, 802.16m and LTE, including FDD and TDD versions) and have committed to offer to license our essential patents for these OFDMA standards on a fair, reasonable and non-discriminatory basis. We have made similar commitments with respect to certain other technologies implemented in industry standards.
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
QSI Segment. QSI makes strategic investments that are focused on opening new or expanding opportunities for our technologies and supporting the design and introduction of new products and services (or enhancing existing products or services) for voice and data communications. Many of these strategic investments are in early-stage companies in a variety of industries, including, but not limited to, digital media, e-commerce, healthcare and wearable devices. Investments primarily include non-marketable equity instruments, which generally are recorded using the cost method or the equity method, and convertible debt instruments, which are recorded at fair value. QSI also holds wireless spectrum, which at September 27, 2015 consisted of L-Band spectrum in the United Kingdom that was subsequently sold in October 2015. In addition, QSI segment results include revenues and related costs associated with development contracts with one of our equity method investees. As part of our strategic investment activities, we intend to pursue various exit strategies for each of our QSI investments in the foreseeable future.
Other Businesses. Nonreportable segments include our small cell, data center and other wireless technology and service initiatives. Our nonreportable segments develop and offer products and services that include, but are not limited to: products designed for implementation of small cells to address the challenge of meeting the increased demand for data; products for data centers; products and services for mobile health; software products and content and push-to-talk enablement services to wireless operators; development, other services and related products to U.S. government agencies and their contractors; and software products that enable wireless learning for educators and students.
Additional information regarding our operating segments is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 8. Segment Information.” Information regarding seasonality is provided in this Annual Report in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Our Business and Operating Segments” under the heading “Seasonality.”
Strategic Realignment Plan
In the fourth quarter of fiscal 2015, we announced a Strategic Realignment Plan designed to improve execution, enhance financial performance and drive profitable growth as we work to create sustainable long-term value for stockholders. The core elements of this plan include (a) right-sizing our cost structure; (b) reviewing alternatives to our corporate and financial structure; (c) reaffirming our plan to return significant capital to stockholders; (d) adding new Directors with complementary skills while reducing the average tenure of our Board of Directors; (e) further aligning executive compensation with performance and stockholder return objectives; and (f) making disciplined investments in areas that build upon our core technologies and capabilities and offer attractive growth opportunities and returns. As part of this, among other actions, we are implementing a cost reduction plan to reduce annual costs from fiscal 2015 levels (adjusted for variable compensation) of $7.3 billion (as announced on July 22, 2015) by approximately $1.1 billion through a series of targeted reductions across our businesses, particularly in QCT. We also plan to reduce annual share-based compensation grants by approximately $300 million. We expect these cost reduction initiatives to be fully implemented by the end of fiscal 2016. Additional information regarding our Strategic Realignment Plan is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 10. Strategic Realignment Plan.”
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
Revenue Concentrations, Significant Customers and Geographical Information
Consolidated revenues from international customers and licensees as a percentage of total revenues were 99%, 99% and 97% in fiscal 2015, 2014 and 2013, respectively. During fiscal 2015, 53%, 16% and 13% of our revenues were from customers and licensees based in China (including Hong Kong), South Korea and Taiwan, respectively, compared to 50%, 23% and 11% during fiscal 2014, respectively, and 49%, 20% and 11% during fiscal 2013, respectively. We report revenues from external customers by country based on the location to which our products or services are delivered, which for QCT is generally the country in which our customers manufacture their products, or for licensing revenues, the invoiced addresses of our licensees. As a result, the revenues by country presented herein are not necessarily indicative of either the country in which the devices containing our products and/or intellectual property are ultimately sold to consumers or the country in which the companies that sell the devices are headquartered. For example, China revenues could include revenues related to shipments of integrated circuits to a company that is headquartered in South Korea but that manufactures devices in China, which devices are then sold to consumers in Europe and/or the United States. Additional geographic information is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 8. Segment Information.”
A small number of customers/licensees historically have accounted for a significant portion of our consolidated revenues. In fiscal 2015, 2014 and 2013, revenues from Samsung Electronics and from Hon Hai Precision Industry Co., Ltd./Foxconn, its affiliates and other suppliers to Apple Inc. each comprised more than 10% of consolidated revenues.
Research and Development
The communications industry is characterized by rapid technological change, evolving industry standards and frequent new product introductions, requiring a continuous effort to enhance existing products and technologies and to develop new products and technologies. We have significant engineering resources, including engineers with substantial expertise in CDMA, OFDMA and a broad range of other technologies. Using these engineering resources, we expect to continue to invest in research and development in a variety of ways in an effort to extend the demand for our products and services, including continuing the development of CDMA, OFDMA and other technologies, developing alternative technologies for certain specialized applications, participating in the formulation of new voice and data communication standards and technologies and assisting in deploying digital voice and data communications networks around the world. Our research and development team has a demonstrated track record of innovation in voice and data communication technologies and application processor technology, among others. Our research and development expenditures in fiscal 2015, 2014 and 2013 totaled approximately $5.5 billion, $5.5 billion and $5.0 billion, respectively.
We develop, commercialize and actively support 3G CDMA-based technologies, including CDMA2000 1X, 1xEV-DO, EV-DO Revision A, EV-DO Revision B, 1X Advanced, WCDMA, HSDPA, HSUPA, HSPA+ and TD-SCDMA, as well as OFDMA-based technologies (including LTE), products and network operations, to grow our licensing and integrated circuit and related software revenues. We also make acquisitions to meet certain technology needs, to obtain development resources or to pursue new business opportunities.
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
We make investments across a broad spectrum of opportunities that leverage our existing technical and business expertise to deploy new business models and enter into new industry segments, such as technologies to address: the connected home and the Internet of Things; automotive; networking; mobile computing; small cells, which can be used by carriers to extend the capacity of licensed and unlicensed wireless spectrum, and the challenge of meeting the increased demand for data; very high speed connectivity; data centers; mobile health; wireless charging; and machine learning, including robotics.
Sales and Marketing
Sales and marketing activities of our operating segments are discussed under Operating Segments. Other marketing activities include public relations, advertising, digital marketing and social media, participation in technical conferences and trade shows, development of business cases and white papers, competitive analyses, industry intelligence and other marketing programs, such as marketing development funds with our customers. Our Corporate Marketing department provides company information on our Internet site and through other channels regarding our products, strategies and technology to industry analysts and media.
Competition
Competition faced by our operating segments is discussed under Operating Segments. Competition in the communications industry throughout the world continues to increase at a rapid pace as consumers, businesses and governments realize the potential of wireless communications products and services. We have facilitated competition in the wireless communications industry by licensing our technologies to, and therefore enabling, a large number of manufacturers. Although we have attained a significant position in the industry, many of our current and potential competitors may have advantages over us that include, among others: lower cost structures; motivation by our customers in certain circumstances to utilize their own internally-developed integrated circuit products or to find alternate suppliers or choose alternate technologies; foreign government support of other technologies or our competitors; better known brand names; ownership and control of manufacturing facilities and greater expertise in manufacturing processes; more extensive relationships with local distribution companies and original equipment manufacturers in emerging geographic regions (such as China); and/or a more established presence in certain regions. These relationships may affect customers’ decisions to purchase products or license technology from us. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market positions to our detriment.
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
Corporate Responsibility and Sustainability
We strive to better our local and global communities through ethical business practices, socially empowering technology applications, educational and environmental programs and employee diversity and volunteerism.

•	Our Governance. We aim to demonstrate accountability, transparency, integrity and ethical business practices throughout our operations and interactions with our stakeholders.

•	Our Products. We strive to meet or exceed industry standards for product responsibility and supplier management.

•	Our Workplace. We endeavor to provide a safe and healthy work environment where diversity is embraced and various opportunities for training, growth and advancement are encouraged for all employees.

•	Our Community. We have strategic relationships with a wide range of local organizations and programs that develop and strengthen communities worldwide.

•	Our Environment. We aim to expand our operations while minimizing our carbon footprint, conserving water and reducing waste.

•
Wireless Reach. We invest in strategic projects that foster entrepreneurship, aid in public safety, enhance delivery of health care, enrich teaching and learning and improve environmental sustainability through the use of advanced wireless technologies.

Employees
At September 27, 2015, we employed approximately 33,000 full-time, part-time and temporary employees. During fiscal 2015, the number of employees increased by approximately 1,700 primarily due an increase of approximately 2,400 employees as a result of acquisitions, partially offset by a decrease of approximately 700 employees related to businesses that we exited in fiscal 2015. During the fourth quarter of fiscal 2015, we announced a Strategic Realignment Plan under which we expect to reduce our full time, part time and temporary workforce by approximately 15% through a series of targeted reductions across our businesses, the majority of which will occur in fiscal 2016.
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
Executive Officers
Our executive officers (and their ages at September 27, 2015) are as follows:
Paul E. Jacobs, age 52, has served as Executive Chairman since March 2014. He has served as Chairman of the Board of Directors since March 2009 and as a director since June 2005. He served as Chief Executive Officer from July 2005 to March 2014 and as Group President of Qualcomm Wireless & Internet from July 2001 to June 2005. In addition, he served as Executive Vice President from February 2000 to June 2005. Dr. Jacobs holds a B.S. degree in Electrical Engineering and Computer Science, an M.S. degree in Electrical Engineering and a Ph.D. degree in Electrical Engineering and Computer Science from the University of California, Berkeley.
Steve Mollenkopf, age 46, has served as Chief Executive Officer since March 2014 and as a director since December 2013. He served as Chief Executive Officer-elect and President from December 2013 to March 2014. He served as President and Chief Operating Officer from November 2011 to December 2013. In addition, he served as Executive Vice President and Group President from September 2010 to November 2011, as Executive Vice President and President of QCT from August 2008 to September 2010, as Executive Vice President, QCT Product Management from May 2008 to August 2008, as Senior Vice President, Engineering and Product Management from July 2006 to May 2008 and as Vice President, Engineering from April 2002 to July 2006. Mr. Mollenkopf joined Qualcomm in 1994 as an engineer and throughout his tenure at Qualcomm held several other technical and leadership roles. Mr. Mollenkopf holds a B.S. degree in Electrical Engineering from Virginia Tech and an M.S. degree in Electrical Engineering from the University of Michigan.
Derek K. Aberle, age 45, has served as President since March 2014. He served as Executive Vice President and Group President from November 2011 to March 2014, as President of QTL from September 2008 to November 2011 and as Senior Vice President and General Manager of QTL from October 2006 to September 2008. Mr. Aberle joined Qualcomm in December 2000 and prior to October 2006 held positions ranging from Legal Counsel to Vice President and General Manager of QTL. Mr. Aberle holds a B.A. degree in Business Economics from the University of California, Santa Barbara and a J.D. degree from the University of San Diego.
Cristiano R. Amon, age 45, has served as Executive Vice President, Qualcomm Technologies, Inc. (a subsidiary of Qualcomm Incorporated) and Co-President of QCT since October 2012. He served as Senior Vice President, Qualcomm Incorporated and Co-President of QCT from June 2012 to October 2012, as Senior Vice President, QCT Product Management from October 2007 to June 2012 and as Vice President, QCT Product Management from September 2005 to October 2007. Mr. Amon joined Qualcomm in 1995 as an engineer and throughout his tenure at Qualcomm held several other technical and leadership roles. Mr. Amon holds a B.S. degree in Electrical Engineering from UNICAMP, the State University of Campinas, Brazil.
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
Matthew S. Grob, age 49, has served as Executive Vice President, Qualcomm Technologies, Inc. and Chief Technology Officer since October 2012. He served as Executive Vice President, Qualcomm Incorporated and Chief Technology Officer from July 2011 to October 2012 and as Senior Vice President, Engineering from July 2006 to July 2011. Mr. Grob joined Qualcomm in August 1991 as an engineer and throughout his tenure at Qualcomm held several other technical and leadership roles. Mr. Grob holds a B.S. degree in Electrical Engineering from Bradley University and an M.S. degree in Electrical Engineering from Stanford University.
Brian Modoff, age 56, has served as Executive Vice President, Strategy and Mergers & Acquisitions since October 2015. Prior to joining Qualcomm, Mr. Modoff was a Managing Director in Equity Research at Deutsche Bank Securities Inc., a provider of financial services, from March 1999 to October 2015. Prior to joining Deutsche Bank, Mr. Modoff was a research analyst at several financial institutions from November 1993 to March 1999. Mr. Modoff holds a B.A. degree in Economics from California State University, Fullerton and a Master of International Management from the Thunderbird School of Global Management.
Venkata S.M. “Murthy” Renduchintala, age 50, has served as Executive Vice President, Qualcomm Technologies, Inc. and Co-President of QCT since October 2012. He served as Senior Vice President, Qualcomm Incorporated and Co-President of QCT from June 2012 to October 2012, as Senior Vice President, QCT Engineering from October 2007 to June 2012 and as Vice President, QCT Engineering from April 2004 to October 2007. Dr. Renduchintala holds a B.E. degree in Electrical Engineering, an M.B.A. degree and a Ph.D. degree in Digital Communication from the University of Bradford, United Kingdom.
Donald J. Rosenberg, age 64, has served as Executive Vice President, General Counsel and Corporate Secretary since October 2007. He served as Senior Vice President, General Counsel and Corporate Secretary of Apple Inc. from December 2006 to October 2007. From May 1975 to November 2006, Mr. Rosenberg held numerous positions at IBM Corporation, including Senior Vice President and General Counsel. Mr. Rosenberg holds a B.S. degree in Mathematics from the State University of New York at Stony Brook and a J.D. degree from St. John’s University School of Law.
Michelle M. Sterling, age 48, has served as Executive Vice President of Human Resources since May 2015. She served as Senior Vice President, Human Resources from October 2007 to April 2015. Ms. Sterling joined Qualcomm in 1994 as a Human Resources Generalist and throughout her tenure at Qualcomm held several other leadership roles. Ms. Sterling holds a B.S. degree in Business Management from the University of Redlands.
James H. Thompson, age 51, has served as Executive Vice President, Engineering for Qualcomm Technologies, Inc. since October 2012. He served as Senior Vice President, Engineering for Qualcomm Incorporated from July 1998 to October 2012. Dr. Thompson joined Qualcomm in 1992 as a senior engineer and throughout his tenure at Qualcomm held several other technical and leadership roles. Dr. Thompson holds B.S., M.S. and Ph.D. degrees in Electrical Engineering from the University of Wisconsin.
Item 1A. Risk Factors
You should consider each of the following factors as well as the other information in this Annual Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of these risks occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also refer to the other information set forth in this Annual Report, including our financial statements and the related notes.
Risks Related to Our Businesses
Our revenues depend on commercial network deployments, expansions and upgrades of CDMA, OFDMA and other communications technologies, our customers’ and licensees’ sales of products and services based on these technologies and our ability to drive our customers’ demand for our products and services.
We develop, patent and commercialize technology and products based on CDMA, OFDMA and other communications technologies, which are primarily wireless. We depend on our customers, our licensees and operators of wireless networks to use these technologies in their adoption of our products and services into their devices and networks and on the timing of their deployments of new products and services. We also depend on our customers and licensees to develop products and services with value-added features to drive consumer demand for new 3G, 3G/4G multimode and 4G devices, as well as the selling prices for such devices. Further, our rate of revenue growth depends on third parties incorporating our technology, products and/or services into new device types used in industries beyond traditional cellular communications, such as automotive, connected home and wearable uses. Our revenues and/or growth in revenues could be negatively impacted, our business may be harmed and our substantial investments in these technologies may not provide us an adequate return, if:

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

•
our customers’ and licensees’ revenues and sales of products, particularly premium-tier products, and services using these technologies do not grow or do not grow as quickly as anticipated due to, for example, the maturity of smartphone penetration in developed regions (where premium-tier products are common) or a reduction in the rate of device replacements by consumers; and/or

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
Our products, services and technologies face significant competition, and the revenues we generate and/or the timing of such revenues, which depend on deployments and/or actions by others, may not meet expectations. We expect competition to increase as our current competitors expand their product offerings or reduce the prices of their products as part of a strategy to attract new business and/or customers, and as new opportunities develop, any of which would put continued pressure on the pricing of our products and services. Competition in wireless communications is affected by various factors that include, among others: device manufacturer concentrations; growth in emerging geographic regions; government intervention; evolving industry standards and business models; evolving methods of transmission of voice and data communications; increasing data traffic and densification of wireless networks; convergence and aggregation of connectivity technologies (including Wi-Fi and LTE) in both devices and access points; consolidation of wireless technologies and infrastructure at the network edge; networking and connectivity trends (including cloud services); the evolving nature of computing (including demand for always on, always connected capabilities); the speed of technological change (including the transition to smaller geometry process technologies); value-added features that drive selling prices as well as consumer demand for new 3G, 3G/4G multimode and 4G devices; turnkey, integrated products that incorporate hardware, software, user interface, applications and reference designs; rapid growth in mobile data consumption; scalability; and the ability of the system technology to meet customers’ immediate and future network requirements. We anticipate that additional competitors will introduce products as a result of growth opportunities in wireless communications, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in certain segments of the industry. Additionally, the semiconductor industry has experienced and may continue to experience consolidation, which could result in significant changes to the competitive landscape.
We expect that our future success will depend on, among other factors, our ability to:

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

•
continue to drive the adoption of our integrated circuit products into the most popular device models and across a broad spectrum of devices, such as smartphones, tablets, automobiles, wearable and other connected devices and infrastructure products;

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

•
continue to be a leader in 4G technology evolution, including expansion of our LTE-based single mode licensing program, and continue to innovate and introduce 4G turnkey, integrated products and services that differentiate us from our competition;

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

•
create stand-alone value and/or contribute to the success of our existing businesses through acquisitions and other investments (and/or by developing customer, licensee and/or vendor relationships) in new industry segments and/or disruptive technologies, products and/or services (such as products for the connected home and the Internet of Things, automotive, networking, mobile computing, mobile health, machine learning, including robotics, and wireless charging, among others);

•
become a leading supplier of radio frequency front end products, which are designed to address cellular radio frequency band fragmentation while improving radio frequency performance and assist original equipment manufacturers in developing multiband, multimode mobile devices; and/or

•
continue to develop brand recognition to effectively compete against better known companies in mobile computing and other consumer driven segments and to deepen our presence in significant emerging geographic regions.

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
Companies that promote standards that are neither CDMA- nor OFDMA-based (e.g., GSM, Wi-Fi) as well as companies that design integrated circuits based on CDMA, OFDMA or their derivatives are generally competitors or potential competitors. Examples (some of which are strategic partners of ours in other areas) include Airoha Technology Corp., Broadcom, Ericsson, HiSilicon Technologies, Intel, Marvell Technology, Maxim Integrated Products, MediaTek, Microchip Technology Inc., Nvidia, Realtek Semiconductor, Samsung Electronics and Spreadtrum Communications (which is controlled by Tsinghua Unigroup). Some of these current and potential competitors may have advantages over us that include, among others: lower cost structures; motivation by our customers in certain circumstances to utilize their own internally-developed integrated circuit products or to find alternate suppliers or choose alternative technologies; foreign government support of other technologies or competitors; better known brand names; ownership and control of manufacturing facilities and greater expertise in manufacturing processes; more extensive relationships with local distribution companies and original equipment manufacturers in emerging geographic regions (such as China); and/or a more established presence in certain regions.
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
Our QCT segment derives a significant portion of revenues from a small number of customers, and we expect this trend to continue in the foreseeable future. Our industry is experiencing and may continue to experience an increasing concentration of device share among a few companies, particularly at the premium tier, contributing to this trend. In addition, certain of our largest integrated circuit customers develop their own integrated circuit products, which they have in the past chosen, and may in the future, choose to utilize in their devices rather than our integrated circuit products (and/or sell their integrated circuit products to third parties in competition with us). The loss of any one of our significant customers, a reduction in the purchases of our products by such customers (due to their vertical integration strategies referenced above or otherwise) or cancelation of significant purchases from any of these customers would reduce our revenues and could harm our ability to achieve or sustain expected operating results, and a delay of significant purchases, even if only temporary, would reduce our revenues in the period of the delay. Further, concentration of device share among a few companies, and the corresponding purchasing power of these companies, may result in lower prices for our products which, if not accompanied by a sufficient increase in the volume of purchases of our products, could have an adverse effect on our revenues and margins. In addition, the timing and size of purchases by our significant customers may be impacted by the timing of such customers’ new or next generation product introductions, over which we have little or no control, and the timing of such introductions may cause our operating results to fluctuate. Accordingly, if current industry dynamics and concentrations continue, our QCT segment’s revenues will continue to depend largely upon, and be impacted by, future purchases and the timing and size of any such future purchases by these significant customers.
In addition, one of our largest customers purchases our Mobile Data Modem (MDM) products, which do not include our integrated application processor technology. To the extent such customer takes device share from our other customers who purchase our integrated modem and application processor products, which have higher revenue and margin contribution than our MDM products, our revenues and margins may be negatively impacted.
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
Although we have more than 285 CDMA-based licensees, our QTL segment derives a significant portion of licensing revenues from a limited number of licensees. In the event that one or more of our significant licensees fail to meet their reporting and/or payment requirements or we are unable to renew or modify one or more of such license agreements, our revenues, operating results and cash flows would be adversely impacted. Moreover, the future growth and success of our core licensing business will depend in part on the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain customer acceptance. We have little or no control over the product development, sales efforts or pricing of products by our licensees, and our licensees might not be successful. Reductions in the average selling prices of wireless devices sold by our major licensees, without a sufficient increase in the volumes of such devices sold, would generally have an adverse effect on our licensing revenues.

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
From time to time, companies initiate various strategies to attempt to renegotiate, mitigate and/or eliminate their need to pay royalties to us for the use of our intellectual property. These strategies have included: (i) litigation, often alleging infringement of patents held by such companies, patent misuse, patent exhaustion, patent invalidity and/or unenforceability of our patents and/or licenses, or some form of unfair competition; (ii) taking positions contrary to our understanding of their contracts with us; (iii) appeals to governmental authorities; (iv) collective action, including working with wireless operators, standards bodies, other like-minded companies and other organizations, on both formal and informal bases, to adopt intellectual property policies and practices that could have the effect of limiting returns on intellectual property innovations; (v) lobbying governmental regulators and elected officials for the purpose of seeking the imposition of some form of compulsory licensing and/or to weaken a patent holder’s ability to enforce its rights or obtain a fair return for such rights; and (vi) licensees using various strategies to attempt to shift their royalty obligation to their suppliers that results in lowering the wholesale (i.e., licensee’s) selling price on which the royalty is calculated. In addition, particularly in China, certain licensees have disputed or underreported royalties owed to us under their license agreements with us, and certain companies have yet to enter into or delayed entering into license agreements with us for their use of our intellectual property, and such licensees and/or companies may continue to do so in the future. Further, to the extent such licensees and/or companies increase their device share, the negative impact of their underreporting and/or non-reporting on our business and operating results will be exacerbated.
We are currently subject to various litigation and governmental investigations and/or proceedings, some of which may arise out of the strategies described above. Certain legal matters are described more fully in this Annual Report in “Notes to Consolidated Financial Statements, Note 7. Commitments and Contingencies.” The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. Depending on the type of matter, various remedies that could result from an unfavorable resolution include, among others, injunctions, monetary damages or fines or other orders to pay money and the issuance of orders to cease certain conduct and/or modify our business practices.
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
Some SDOs, courts and governmental agencies have adopted and may in the future adopt some or all of these interpretations or proposals in a manner adverse to our interests, including in litigation to which we may not be a party.
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
We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements, international treaties and other methods, to protect our proprietary information, technologies and processes, including our patent portfolio. Policing unauthorized use of our products, technologies and proprietary information is difficult and time consuming. We cannot be certain that the steps we have taken, or may take in the future, have prevented or will prevent the misappropriation or unauthorized use of our proprietary information and technologies, particularly in foreign countries where the laws may not protect our proprietary intellectual property rights as fully or as readily as United States laws or where the enforcement of such laws may be lacking or ineffective. Some industry participants who have a vested interest in devaluing patents in general, or standard-essential patents in particular, have mounted attacks on certain patent systems, increasing the likelihood of changes to established patent laws. In the United States, there is continued discussion regarding potential patent law changes. The laws in certain foreign countries in which our products are or may be manufactured or sold, including certain countries in Asia, may not protect our intellectual property rights to the same extent as the laws in the United States. We expect that the European Union will adopt a unitary patent system in the next few years that may broadly impact that region’s patent regime. We cannot predict with certainty the long-term effects of any potential changes. In addition, we cannot be certain that the laws and policies of any country or the practices of any standards bodies, foreign or domestic, with respect to intellectual property enforcement or licensing or the adoption of standards, will not be changed in the future in a way detrimental to our licensing program or to the sale or use of our products or technology.
We have had and may in the future have difficulty in certain circumstances in protecting or enforcing our intellectual property rights and/or contracts, including collecting royalties for use of our patent portfolio in particular foreign jurisdictions due to, among others: policies of foreign governments; challenges to our licensing practices under such jurisdictions’ competition laws; adoption of mandatory licensing provisions by foreign jurisdictions (either with controlled/regulated royalties or royalty free); failure of foreign courts to recognize and enforce judgments of contract breach and damages issued by courts in the United States; and/or challenges pending before foreign competition agencies to the pricing and integration of additional features and functionality into our chipset products. Particularly in China, certain licensees have disputed or underreported royalties owed to us under their license agreements with us, and certain companies have yet to enter into or delayed entering into license agreements for their use of our intellectual property, and such licensees and/or companies may continue to do so in the future. Additionally, although our license agreements provide us with the right to audit the books and records of licensees, audits can be expensive, time consuming, incomplete and subject to dispute. Further, certain licensees may not comply with the obligation to provide full access to their books and records. To the extent we do not aggressively enforce our rights under our license agreements, licensees may not comply with their existing license agreements, and to the extent we do not aggressively pursue unlicensed companies to enter into license agreements with us for their use of our intellectual property, other unlicensed companies may not enter into license agreements.
We may need to litigate in the United States, China, India or elsewhere in the world to enforce our contract and/or intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. As a result of any such litigation, we could lose our ability to enforce one or more patents, portions of our license agreements could be determined to be invalid or unenforceable (which may in turn result in other licensees either not complying with their existing license agreements and/or initiating litigation) and/or we could incur substantial unexpected operating costs. Any action we take to enforce our contract or intellectual property rights could be costly and could absorb significant management time and attention, which, in turn, could negatively impact our operating results. Further, even a positive resolution to our enforcement efforts may take time to conclude, which may reduce our revenues in the period prior to conclusion.
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
Although we own a very strong portfolio of issued and pending patents related to GSM, GPRS, EDGE, OFDM, OFDMA, WLAN, MIMO and other technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing revenues as our CDMA licensing program has been. Many wireless operators are investigating, have selected or have deployed OFDMA-based LTE as their next-generation 4G technology in existing (or future if not yet deployed) wireless spectrum bands as complementary to their existing CDMA-based networks. While 3G/4G multimode products are generally covered by our existing 3G licensing agreements, products that implement 4G but do not also implement 3G are generally not covered by these agreements. Although we believe that our patented technology is essential and useful to implementation of the LTE industry standards and have granted royalty-bearing licenses to more than 155 companies (including Alcatel-Lucent, Huawei, LG, Microsoft, Samsung, Sony Mobile and ZTE) that have realized that they need a license to our patents to make and sell products implementing 4G standards but not implementing 3G standards, it may be difficult to agree on material terms and/or conditions of new license agreements that are acceptable to us with companies that are currently unlicensed, particularly in China. Further, the royalty rates for single mode 4G products are generally lower than our royalty rates for 3G and 3G/4G multimode products have been, and therefore, we might not achieve the same licensing revenues on such LTE products as on 3G and 3G/4G multimode products. In addition, new connectivity and other services are emerging that rely on devices that may or may not be used on traditional cellular networks, such as devices used in the connected home or the Internet of Things. We also seek to diversify and broaden our technology licensing programs to new industry segments in which we can utilize our technology leadership, such as wireless charging and other technologies. Standards, even de facto standards, that develop as these technologies mature, in particular those that do not include a base level of interoperability, may impact our ability to obtain royalties that are equivalent to those that we receive for 3G and 3G/4G multimode products used in cellular communications. Although we believe that our patented technology is essential and useful to the commercialization of such services, the royalties we receive may be lower than those we receive from our current licensing program.
Over the long-term, we need to continue to evolve our patent portfolio. If we do not maintain a strong portfolio that is applicable to current and/or future products and/or services, our future licensing revenues could be negatively impacted.
The licenses granted to and from us under a number of our license agreements include only patents that are either filed or issued prior to a certain date and, in a small number of agreements, royalties are payable on those patents for a specified time period. As a result, there are agreements with some licensees where later patents are not licensed by or to us and/or royalties are not owed to us under such license agreements after the specified time period. Additionally, certain license agreements are effective for a specified term. In order to license or to obtain a license to such later patents or after the expiration of a specified term, or to receive royalties after the specified time period, we will need to extend or modify such license agreements or enter into new license agreements with such licensees. We might not be able to modify those license agreements, or enter into new license agreements, in the future without affecting the material terms and conditions of our license agreements with such licensees, and such modifications or new agreements may negatively impact our revenues. If there is a delay in renewing a license agreement prior to its expiration, there would be a delay in our ability to recognize revenues related to that licensee’s product sales. Further, if we are unable to reach agreement on such modifications or new agreements, it could result in patent infringement litigation with such companies.
We are subject to government regulations and policies. Our business may suffer as a result of new or changed laws, regulations or policies, our failure or inability to comply with laws, regulations or policies or adverse rulings in enforcement or other proceedings.
Our business, products and services, and those of our customers and licensees, are subject to various laws and regulations globally, as well as government policies and the specifications of international, national and regional communications standards bodies. The adoption of new laws, regulations or policies, changes in the interpretation of existing laws, regulations or policies, changes in the regulation of our activities by a government or standards body and/or adverse rulings in court, regulatory, administrative or other proceedings relating to such laws, regulations or policies, including, among others, those affecting licensing practices, competitive business practices, the use of our technology or products, protection of intellectual property, trade, foreign investments or loans, spectrum availability and license issuance, adoption of standards, the provision of device subsidies by wireless operators to their customers, taxation, privacy and data protection, environmental protection or employment, could have an adverse effect on our business.
We are currently subject to various governmental investigations and/or proceedings, and certain matters are described more fully in this Annual Report in “Notes to Consolidated Financial Statements, Note 7. Commitments and Contingencies.” The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. Depending on the type of matter, various remedies that could result from an unfavorable resolution include, among others, injunctions, monetary damages or fines or other orders to pay money, and the issuance of orders to cease certain conduct and/or modify our business practices.
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
Regulations in the United States require that we determine whether certain materials used in our products, referred to as conflict minerals, originated in the Democratic Republic of the Congo (DRC) or an adjoining country, or were from recycled or scrap sources. The verification and reporting requirements, in addition to customer demands for conflict free sourcing, impose additional costs on us and on our suppliers and may limit the sources or increase the prices of materials used in our products. Further, if we are unable to determine that our products are “DRC conflict free,” we may face challenges with our customers that place us at a competitive disadvantage, and our reputation may be harmed.
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
Our industry is subject to rapid technological change, evolving industry standards and frequent new product introductions, and we must make substantial research, development and other investments, such as acquisitions, in new products, services and technologies to compete successfully. Technological innovations generally require significant research and development efforts before they are commercially viable. Our future growth significantly depends on third parties incorporating our technology, products and/or services into new device types used in industries beyond traditional cellular communications, such as automotive, connected home and wearable uses. Accordingly, we intend to continue to make substantial investments in developing new products, services and technologies that we believe can create stand-alone value and/or contribute to the success of our existing businesses. However, it is possible that these initiatives will not be successful and/or will not result in meaningful revenues or generate operating income that meets expectations. As a result, we may develop products that fail to meet our customers’ needs and/or develop products that may become obsolete and be replaced by competitors’ products offering more compelling features, technologies or costs.
While we continue to focus our development efforts primarily in support of 3G CDMA- and 4G OFDMA-based technologies, we innovate across a broad spectrum of opportunities to deploy new business models and enter into new industry segments by leveraging our existing technical and business expertise and/or through acquisitions. Our recent investment initiatives relate to, among others, products for the connected home and the Internet of Things; automotive; networking; mobile computing; small cells and addressing the challenge of meeting the increased demand for data; very high speed connectivity; data centers; mobile health; wireless charging; and machine learning, including robotics.
Our research, development and other investments in new technologies, products or services may not succeed due to, among others: improvements in alternate technologies in ways that reduce the advantages we anticipate from our investments; competitors’ products or services being more cost effective, having more capabilities or fewer limitations or being brought to market faster than our new products and services; and competitors having longer operating histories in industry segments that are new to us. We may also underestimate the costs of or overestimate the future operating income and/or margins that could result from these investments, and these investments may not, or may take many years to, generate material returns. If our new technologies, products or services are not successful, or are not successful in the time frame we anticipate, we may incur significant costs and/or asset impairments, our business may not grow as anticipated, our revenues and/or margins may be negatively impacted and/or our reputation may be harmed.
We depend on a limited number of third-party suppliers for the procurement, manufacture and testing of our products. If we fail to execute supply strategies that provide supply assurance, technology leadership and low cost, our operating results and our business may be harmed. We are also subject to order and shipment uncertainties that could negatively impact our operating results.
Our QCT segment utilizes a fabless production model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. We employ both turnkey and two-stage manufacturing models to purchase our integrated circuits. Turnkey is when our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing model, we purchase die in singular or wafer form from semiconductor manufacturing foundries and contract with separate third-party suppliers for manufacturing services such as wafer bump, probe, assembly and final test. The third-party semiconductor manufacturing foundries that supply products to our QCT segment are primarily located in Asia. The following could have an adverse effect on our ability to meet customer demands and/or negatively impact our revenues, business operations, profitability and/or cash flows:

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
While we have established alternate suppliers for certain technologies, we rely on sole- or limited-source suppliers for certain products, subjecting us to significant risks, including: possible shortages of raw materials or manufacturing capacity; poor product performance; and reduced control over delivery schedules, manufacturing capability and yields, quality assurance, quantity and costs. To the extent we have established alternate suppliers, these suppliers may require significant levels of support to bring complex technologies to production. As a result, we may invest a significant amount of effort and resources and incur higher costs to support and maintain such alternate suppliers. Further, any future consolidation of foundry suppliers could increase our vulnerability to sole- or limited-source arrangements and reduce our suppliers’ willingness to negotiate pricing, which could negatively impact our ability to achieve cost reductions and/or increase our manufacturing costs. Our arrangements with our suppliers may obligate us to incur costs to manufacture and test our products that do not decrease at the same rate as decreases in pricing to our customers. Our ability, and that of our suppliers, to develop or maintain leading process technologies, including transitions to smaller geometry process technologies, and to effectively compete with the manufacturing processes and performance of our competitors, could impact our ability to introduce new products and meet customer demand, could increase our costs (possibly decreasing our margins) and could subject us to the risk of excess inventories. Our inability to meet customer demand due to sole- or limited-sourcing and/or the additional costs that we incur because of these or other supply constraints or because of the need to support alternate suppliers could negatively impact our business, our revenues and our results of operations.
Although we have long-term contracts with our suppliers, many of these contracts do not provide for long-term capacity commitments. To the extent we do not have firm commitments from our suppliers over a specific time period or for any specific quantity, our suppliers may allocate, and in the past have allocated, capacity to the production and testing of products for their other customers while reducing or limiting capacity to manufacture or test our products. Accordingly, capacity for our products may not be available when we need it or at reasonable prices. To the extent we do obtain long-term capacity commitments, we may incur additional costs related to those commitments and/or make non-refundable payments for capacity commitments that are not used.
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
Additionally, we place orders with our suppliers using our forecasts of customer demand, which are based on a number of assumptions and estimates, and are generally only partially covered by commitments from our customers. If we overestimate customer demand, we may experience increased excess and/or obsolete inventory, which would negatively impact our operating results.
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
We expect that we may continue to be involved in litigation and may have to appear in front of administrative bodies (such as the United States International Trade Commission) to defend against patent assertions against our products by companies, some of whom are attempting to gain competitive advantage or leverage in licensing negotiations. We may not be successful in such proceedings, and if we are not, the range of possible outcomes is very broad and may include, for example, monetary damages, royalty payments and/or an injunction on the sale of certain of our integrated circuit products (and on the sale of our customers’ devices using such products). A negative outcome in any such proceeding could severely disrupt the business of our chipset customers and their wireless operator customers, which in turn could harm our relationships with them and could result in a decline in our worldwide chipset sales and/or a reduction in our licensees’ sales to wireless operators, causing corresponding declines in our chipset and/or licensing revenues.
A number of other companies have claimed to own patents applicable to products implementing various CDMA-based standards, TDMA-based standards such as GSM and OFDMA-based standards. In addition, existing standards continue to evolve, and new standards, including those applicable to new industry segments, continue to be developed. If future standards diminish, or fail to include, a base level of interoperability, our business may be harmed, and our investments in these new segments may not succeed.
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
Achieving the anticipated benefits of business acquisitions depends in part upon our ability to integrate the acquired businesses in an efficient and effective manner. The integration of companies that have previously operated independently involves significant challenges, including, among others: retaining key employees; successfully integrating new employees, business systems, technology and products; retaining customers and suppliers of the acquired business; consolidating research and development and/or supply operations; minimizing the diversion of management’s attention from ongoing business matters; and consolidating corporate and administrative infrastructures. We may not derive any commercial value from acquired technologies or products or from future technologies or products based on the acquired technologies, and we may be subject to liabilities that are not covered by indemnification protection that we may obtain, or we may become subject to litigation. Additionally, we may not be successful in expanding into geographic regions and/or categories of products served by or adjacent to an acquired business or in addressing potential new opportunities that may arise out of the combination. In part due to our inexperience with technologies and/or products of and/or geographic regions served by acquired businesses, we may underestimate the costs and/or overestimate the benefits, including product and other synergies and growth opportunities that we expect to realize, and we may not achieve them. If we do not achieve the anticipated benefits of business acquisitions, our results of operations may be adversely affected, and we may not enhance stockholder value by engaging in these transactions.
If we are unsuccessful in executing our Strategic Realignment Plan, our business and results of operations may be adversely affected.
On July 22, 2015, we announced a Strategic Realignment Plan designed to improve execution, enhance financial performance and drive profitable growth as we work to create sustainable long-term value for stockholders. As part of this Strategic Realignment Plan, among other actions, we are implementing a cost reduction plan, which includes a series of targeted reductions across our businesses, particularly in our semiconductor business, QCT, and a reduction to our annual share-based compensation grants in fiscal 2016. We expect these cost reduction initiatives to be fully implemented by the end of fiscal 2016. Additional information regarding our Strategic Realignment Plan is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 10. Strategic Realignment Plan.”
We cannot provide assurance that our Strategic Realignment Plan will be successful, that anticipated cost savings will be realized, that our operations, business and financial results will improve and/or that these efforts will not disrupt our operations (beyond what is intended). Our ability to achieve the anticipated cost savings and other benefits within the expected time frames is subject to many estimates and assumptions, which are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. Further, we may experience delays in the timing of these efforts and/or higher than expected or unanticipated costs in implementing them. Moreover, changes in the size, alignment or organization of our workforce could adversely affect employee morale and retention, relations with customers and business partners, our ability to develop and deliver products and services as anticipated and/or impair our ability to realize our current or future business and financial objectives. If we do not succeed in these efforts, if these efforts are more costly or time-consuming than expected, if our estimates and assumptions are not correct, if we experience delays or if other unforeseen events occur, our business and results of operations may be adversely affected.
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
Attempts by others to gain unauthorized access to our information technology systems are increasingly more sophisticated. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. While we have identified several incidents of unauthorized access, to date none have caused material damage to our business. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives and/or otherwise adversely affect our business. To the extent any security breach results in inappropriate disclosure of our customers’ or licensees’ confidential information, we may incur liability. We expect to continue to devote resources to the security of our information technology systems.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
At September 27, 2015, we occupied the following facilities (square footage in millions):

	United States	Other Countries	Total
Owned facilities	4.9	0.1	5.0
Leased facilities	2.3	2.9	5.2
Total	7.2	3.0	10.2
Our headquarters as well as certain research and development, manufacturing and network management hub operations are located in San Diego, California. Additionally, our QCT segment’s non-United States headquarters is located in Singapore. We also own and lease properties around the world for use as sales and administrative offices and research and development centers, primarily in the United States, India, China and the United Kingdom. Our facility leases expire at varying dates through 2025, not including renewals that would be at our option. Several other owned and leased facilities are under construction totaling approximately 450,000 additional square feet.
We believe that our facilities are suitable and adequate for our present purposes and that the productive capacity in facilities that are not under construction is substantially utilized. We do not identify or allocate facilities by operating segment. Additional information on net property, plant and equipment by geography is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 8. Segment Information.” In the future, we may need to purchase, build or lease additional facilities to meet the requirements projected in our long-term business plan.
Item 3. Legal Proceedings
Information regarding legal proceedings is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 7. Commitments and Contingencies.”
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

	High ($)	Low ($)	Dividends ($)
2014
First quarter	74.19	65.47	0.35
Second quarter	79.72	70.98	0.35
Third quarter	81.66	76.77	0.42
Fourth quarter	81.97	71.82	0.42
2015
First quarter	78.53	67.67	0.42
Second quarter	75.60	62.26	0.42
Third quarter	71.90	64.60	0.48
Fourth quarter	66.05	52.39	0.48

At November 2, 2015, there were 7,665 holders of record of our common stock. On November 2, 2015, the last sale price reported on the NASDAQ Global Select Market for our common stock was $60.64 per share. On October 9, 2015, we announced a cash dividend of $0.48 per share on our common stock, payable on December 18, 2015 to stockholders of record as of the close of business on December 1, 2015. We intend to continue to pay quarterly dividends, subject to capital availability and our view that cash dividends are in the best interests of our stockholders. Future dividends may be affected by, among other items, our views on potential future capital requirements, including those relating to research and development, creation and expansion of sales distribution channels, investments and acquisitions, legal risks, stock repurchase programs, debt issuance, changes in federal and state income tax law and changes to our business model.
Share-Based Compensation
We primarily issue restricted stock units under our equity compensation plans, which are part of a broad-based, long-term retention program that is intended to attract and retain talented employees and directors and align stockholder and employee interests.
Our 2006 Long-Term Incentive Plan (2006 Plan) provides for the grant of both incentive and non-qualified stock options, restricted stock units, stock appreciation rights, restricted stock, performance stock units and other stock-based awards. Restricted stock units generally vest over periods of three years from the date of grant. Stock options vest over periods not exceeding five years and are exercisable for up to ten years from the grant date. The Board of Directors may terminate the 2006 Plan at any time.
Additional information regarding our share-based compensation plans and plan activity for fiscal 2015, 2014 and 2013 is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 5. Employee Benefit Plans” and additional information regarding our share-based compensation plans for fiscal 2015 is provided in our 2016 Proxy Statement under the heading “Equity Compensation Plan Information.”
Issuer Purchases of Equity Securities
Issuer purchases of equity securities during the fourth quarter of fiscal 2015 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
June 29, 2015 to July 26, 2015	8,946	$63.71	8,946	$8,568
July 27, 2015 to August 23, 2015	9,531	62.95	9,531	7,968
August 24, 2015 to September 27, 2015
Accelerated share repurchases (3)	20,539		20,539	6,908
Other repurchases	19,030	55.70	19,030	6,908
Total	58,046	59.46	58,046

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)
On March 9, 2015, we announced a repurchase program authorizing us to repurchase up to $15 billion of our common stock. At September 27, 2015, $6.9 billion remained authorized for repurchase. The stock repurchase program has no expiration date. Since September 27, 2015, we repurchased and retired 24.6 million shares of common stock for $1.4 billion.

(3)
In the third quarter of fiscal 2015, we entered into two accelerated share repurchase agreements (ASR Agreements) to repurchase an aggregate of $5.0 billion of our common stock and received an initial delivery of 57.7 million shares. During the fourth quarter of fiscal 2015, the ASR Agreements were completed, and an additional 20.5 million shares were delivered to us, comprising the final delivery of shares under the ASR Agreements. In total, 78.3 million shares were delivered to us under the ASR agreements.

Item 6. Selected Financial Data
The following data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere herein.

	Years Ended (1)
	September 27, 2015	September 28, 2014	September 29, 2013	September 30, 2012	September 25, 2011
	(In millions, except per share data)
Statement of Operations Data:
Revenues	$25,281	$26,487	$24,866	$19,121	$14,957
Operating income	5,776	7,550	7,230	5,682	5,026
Income from continuing operations	5,268	7,534	6,845	5,283	4,555
Discontinued operations, net of income taxes	—	430	—	776	(313)
Net income attributable to Qualcomm	5,271	7,967	6,853	6,109	4,260

Per Share Data:
Basic earnings (loss) per share attributable to Qualcomm:
Continuing operations	$3.26	$4.48	$3.99	$3.14	$2.76
Discontinued operations	—	0.25	—	0.45	(0.19)
Net income	3.26	4.73	3.99	3.59	2.57
Diluted earnings (loss) per share attributable to Qualcomm:
Continuing operations	3.22	4.40	3.91	3.06	2.70
Discontinued operations	—	0.25	—	0.45	(0.18)
Net income	3.22	4.65	3.91	3.51	2.52
Dividends per share announced	1.80	1.54	1.20	0.93	0.81

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$30,947	$32,022	$29,406	$26,837	$20,913
Total assets	50,796	48,574	45,516	43,012	36,422
Loans and debentures (2)	—	—	—	1,064	994
Short-term debt (3)	1,000	—	—	—	—
Long-term debt (4)	9,969	—	—	—	—
Other long-term liabilities (5)	817	428	550	426	620
Total stockholders’ equity	31,414	39,166	36,087	33,545	26,972

(1)
Our fiscal year ends on the last Sunday in September. The fiscal years ended September 27, 2015, September 28, 2014, September 29, 2013 and September 25, 2011 each included 52 weeks. The fiscal year ended September 30, 2012 included 53 weeks.

(2)	Loans and debentures were included in liabilities held for sale in the consolidated balance sheet as of September 30, 2012.

(3)	Short-term debt was comprised of outstanding commercial paper.

(4)	Long-term debt was comprised of floating-and fixed-rate notes.

(5)	Other long-term liabilities in this balance sheet data exclude unearned revenues.

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
Overview
Fiscal 2015 Overview
The transition of wireless networks and devices to 3G/4G (CDMA-based, OFDMA-based and CDMA/OFDMA multimode) continued around the world. 3G/4G connections increased to approximately 3.4 billion, up 22% year-over-year, and represent approximately 47% of total cellular connections, up from 40% at the end of fiscal 2014.(1)
Revenues were $25.3 billion, a decrease of 5% compared to fiscal 2014, with net income attributable to Qualcomm of $5.3 billion, a decrease of 34% compared to fiscal 2014.
QCT Segment. We shipped approximately 932 million Mobile Station Modem (MSM) integrated circuits for CDMA- and OFDMA-based wireless devices, an increase of 8%, compared to approximately 861 million MSM integrated circuits in fiscal 2014. However, despite the increase in MSM integrated circuit shipments, QCT’s revenues decreased by 8%, and its earnings before taxes as a percentage of revenues decreased to 14% from 20% in fiscal 2014, primarily due to the effects of a shift in share among our customers within the premium tier, which reduced our sales of integrated Snapdragon processors and skewed our product mix towards lower-margin modem chipsets in this tier, a decline in share at a large customer and the competitive environment in China.
On August 13, 2015, we acquired CSR plc for total cash consideration of $2.3 billion, net of cash acquired. CSR, which was integrated into the QCT segment, is an innovator in the development of multifunction semiconductor platforms and technologies for the automotive, consumer and voice and music categories. The acquisition complements our current offerings by adding products, channels and customers in the growth categories of the Internet of Things and automotive infotainment.
QTL Segment. Total reported device sales(2) by licensees were approximately $250.9 billion in fiscal 2015, an increase of approximately 3%, compared to approximately $243.6 billion in fiscal 2014. Our total reported device sales and QTL’s results of operations were negatively impacted by units that we believe are not being reported to us by certain licensees and sales of certain unlicensed products in China.
In the second quarter of fiscal 2015, we recorded and paid a $975 million fine after reaching a resolution with the China National Development and Reform Commission (NDRC) regarding its investigation of us under China’s Anti-Monopoly Law. Despite the resolution of the NDRC investigation, China continues to present significant challenges for us as we believe that certain licensees in China are not fully complying with their contractual obligations to report their sales of licensed products to us, and certain companies, including unlicensed companies, are delaying execution of new license agreements. We continue to make progress with licensees executing agreements based on the new China terms and with several other licensees informing us that they intend to retain the terms of their existing agreements. Negotiations with certain other licensees and unlicensed companies are ongoing, and we expect it will take some time to conclude these negotiations.
Strategic Realignment Plan. In the fourth quarter of fiscal 2015, we announced a Strategic Realignment Plan designed to improve execution, enhance financial performance and drive profitable growth as we work to create sustainable long-term value for stockholders. During fiscal 2015, we recorded restructuring and restructuring-related charges of $190 million related to the plan.
Capital Return Program. On March 9, 2015, we announced that our Board of Directors authorized us to repurchase up to $15 billion of our common stock. We intend to return a minimum of 75% of our free cash flow(3) to stockholders through stock repurchases and dividends over the foreseeable future. Additionally, we announced our intention to repurchase $10 billion of stock from March 2015 through March 2016. In fiscal 2015, we completed $8.1 billion of repurchases towards our $10 billion stock repurchase commitment, which includes the completion of our $5.0 billion accelerated share repurchase agreements. Excluding these stock repurchases, we returned $6.0 billion, or 134% of free cash flow, to stockholders, including $3.1 billion through repurchases of common stock and $2.9 billion of cash dividends. Shares outstanding decreased by 9% to 1.52 billion at September 27, 2015 from 1.67 billion at September 28, 2014 due to share repurchases, partially offset by net shares issued under our employee benefit plans.

To support our capital return program and for other general corporate purposes, in May 2015, we issued an aggregate principal amount of $10.0 billion of unsecured floating- and fixed-rate notes, with maturity dates in 2018 through 2045 and effective interest rates between 0.43% and 4.74%.

(1)	According to GSMA Intelligence estimates as of November 2, 2015 for the quarter ended September 30, 2015 (estimates excluded Wireless Local Loop).

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

(3)	Free cash flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less capital expenditures. See “Non-GAAP Financial Information.”

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
QCT is a leading developer and supplier of integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products. QCT’s integrated circuit products are sold and its system software is licensed to manufacturers that use our products in wireless devices, particularly mobile phones, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, data cards and infrastructure equipment, and in wired devices, particularly broadband gateway equipment, desktop computers and streaming media players. Our MSM integrated circuits, which include the Mobile Data Modem, Qualcomm Single Chip and Qualcomm Snapdragon processors and LTE modems, perform the core baseband modem functionality in wireless devices providing voice and data communications, as well as multimedia applications and global positioning functions. In addition, our Snapdragon processors provide advanced application and graphics processing capabilities. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. QCT revenues comprised 68%, 70% and 67% of our total consolidated revenues in fiscal 2015, 2014 and 2013, respectively.
QCT utilizes a fabless production model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Integrated circuits are die cut from silicon wafers that have completed the package assembly and test manufacturing processes. We rely on independent third-party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits based primarily on our proprietary designs and test programs. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. We employ both turnkey and two-stage manufacturing models to purchase our integrated circuits. Turnkey is when our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing model, we purchase die in singular or wafer form from semiconductor manufacturing foundries and contract with separate third-party suppliers for manufacturing services, such as wafer bump, probe, assembly and final test.
QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing CDMA2000, WCDMA, CDMA TDD and/or LTE standards and their derivatives. QTL licensing revenues include license fees and royalties based on sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of complete licensed products, net of certain permissible deductions (including transportation, insurance, packing costs and other items). QTL recognizes royalty revenues based on royalties reported by licensees and when other revenue recognition criteria are met. Licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. QTL revenues comprised 31%, 29% and 30% of our total consolidated revenues in fiscal 2015, 2014 and 2013, respectively. The vast majority of such revenues were generated through our licensees’ sales of CDMA2000- and WCDMA-based products, such as feature phones and smartphones.
QSI makes strategic investments that are focused on opening new or expanding opportunities for our technologies and supporting the design and introduction of new products and services (or enhancing existing products or services) for voice and data communications. Many of these strategic investments are in early-stage companies in a variety of industries, including, but not limited to, digital media, e-commerce, healthcare and wearable devices. Investments primarily include non-marketable equity instruments, which generally are recorded using the cost method or the equity method, and convertible debt instruments, which are recorded at fair value. QSI also holds wireless spectrum, which at September 27, 2015 consisted of L-Band spectrum in the United Kingdom that was subsequently sold in October 2015 for an estimated gain of approximately $380 million. In addition, QSI segment results include revenues and related costs associated with development contracts with one of our equity method investees. As part of our strategic investment activities, we intend to pursue various exit strategies for each of our QSI investments in the foreseeable future.
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
Discontinued Operations
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
Looking Forward
We expect continued growth in the coming years in consumer demand for 3G, 3G/4G multimode and 4G products and services around the world, driven primarily by smartphones. We also expect growth in new device categories and industries, driven by the expanding adoption of certain technologies that are already commonly used in smartphones. As we look forward to the next several months, we expect our business to be impacted by the following key items:

•
Our business has been impacted by changing industry dynamics, including: an increased shift in share among our customers within the premium tier, which will continue to negatively impact sales of our integrated Snapdragon processors and skew our product mix towards lower-margin modem chipsets in this tier; an increased use of internally-developed integrated circuit products by certain of our OEM (original equipment manufacturer) customers, which has led to a decline in share at a large customer; and the acceleration of intense competition in the low-tier, particularly in China. We anticipate that our results of operations, particularly for our semiconductor business, QCT, will continue to be adversely impacted by these factors into the next fiscal year.

•
China continues to present significant opportunities for us, particularly with the rollout of 3G/4G LTE multimode. We expect the rollout of 4G services in China will encourage competition and growth, bring the benefits of 3G/4G LTE multimode to consumers, encourage consumers to replace 2G (GSM) and 3G devices and enable new opportunities beyond mobile applications (e.g., machine-to-machine).

•
In February 2015, we reached a resolution with the NDRC regarding its investigation and agreed to implement a rectification plan that modifies certain of our business practices in China. The rectification plan provides, among other things, that for licenses of only our 3G and 4G essential Chinese patents for branded devices sold for use in China starting on January 1, 2015 (and reported to us starting in the third quarter of fiscal 2015), we will charge running royalties at royalty rates of 5% for 3G CDMA or WCDMA devices (including multimode 3G/4G devices) and 3.5% for 4G devices that do not implement CDMA or WCDMA (including 3-mode LTE-TDD devices), in each case using a royalty base of 65% of the net selling price.

•
Despite the resolution of the NDRC investigation, China continues to present significant challenges for us. We continue to believe that certain licensees in China are not fully complying with their contractual obligations to report their sales of licensed products to us (which includes 3G/4G units that we believe are not being reported by certain licensees), and certain companies, including unlicensed companies, are delaying execution of new license agreements. We continue to make progress with licensees executing agreements based on the new China terms and with several other licensees informing us that they intend to retain the terms of their existing agreements. Negotiations with certain other licensees and unlicensed companies are ongoing, and we expect it will take some time to conclude these negotiations. We believe that the conclusion of new agreements with these licensees will result in improved reporting by these licensees, including with respect to sales of three-mode devices (i.e., devices that implement GSM, TD-SCDMA and LTE-TDD) sold in China. However, litigation and/or other actions may be necessary to compel licensees to report and pay the required royalties for sales they have not previously reported and to compel unlicensed companies to execute new licenses.

•
We continue to invest significant resources toward advancements in 3G, 3G/4G multimode and 4G LTE technologies, OFDM-based WLAN technologies, audio and video codecs, wireless baseband chips, our converged computing/communications (Snapdragon) chips, graphics, connectivity, multimedia products, software and services. We are also investing in targeted opportunities that utilize our existing technical and business expertise to deploy new business models and enter into new industry segments, such as products for the connected home and the Internet of Things; automotive; networking; mobile computing; small cells and addressing the challenge of meeting the increased demand for data; very high speed connectivity; data centers; mobile health; wireless charging; and machine learning, including robotics.

•	We expect that the increased availability of low-tier 3G/4G smartphone products will help enable further expansion of 3G and 3G/4G multimode in emerging regions, particularly in China.

•
We expect that 3G/4G device prices will continue to vary broadly due to the increased penetration of smartphones combined with competition throughout the world at all price tiers. Additionally, varying rates of economic growth by region and stronger growth of device shipments in emerging regions as compared to developed regions, are expected to continue to impact the average and range of selling prices of 3G/4G devices.

•
In the fourth quarter of fiscal 2015, we announced a Strategic Realignment Plan designed to improve execution, enhance financial performance and drive profitable growth as we work to create sustainable long-term value for stockholders. The core elements of this plan include: (a) right-sizing our cost structure; (b) reviewing alternatives to our corporate and financial structure; (c) reaffirming our plan to return significant capital to stockholders; (d) adding new Directors with complementary skills while reducing the average tenure of our Board of Directors; (e) further aligning executive compensation with performance and stockholder return objectives; and (f) making disciplined investments in areas that build upon our core technologies and capabilities and offer attractive growth opportunities and returns.

•
In order to right-size our cost structure, we are planning to reduce our annual costs from fiscal 2015 levels (adjusted for variable compensation) of $7.3 billion (as announced on July 22, 2015) by approximately $1.1 billion through a series of targeted reductions across Qualcomm’s businesses, particularly in QCT. We also plan to reduce annual share-based compensation grants by approximately $300 million. We expect these cost reduction initiatives to be fully implemented by the end of fiscal 2016. In connection with this plan, we expect to incur approximately $350 million to $450 million in restructuring and restructuring-related charges, of which $190 million were incurred in the fourth quarter of fiscal 2015. Restructuring and restructuring-related charges include severance costs, asset impairment charges, consultancy fees, lease termination costs, acceleration of depreciation and other costs.

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
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. By their nature, estimates are subject to an inherent degree of uncertainty. Although we believe that our estimates and the assumptions supporting our assessments are reasonable, actual results that differ from our estimates could be material to our consolidated financial statements. A summary of our significant accounting policies is included in this Annual Report in “Notes to Consolidated Financial Statements, Note 1. The Company and Its Significant Accounting Policies.” We consider the following accounting estimates to be critical in the preparation of our consolidated financial statements.
Impairment of Marketable Securities. We hold investments in marketable securities, with increases and decreases in fair value generally recorded through stockholders’ equity as other comprehensive income or loss. We record impairment charges through the statement of operations when we believe an investment has experienced a decline that is other than temporary. The determination that a decline is other than temporary is subjective and influenced by many factors. Adverse changes in market conditions or poor operating results of investees could result in losses or an inability to recover the carrying value of the investments, thereby requiring recognition of impairment losses. When assessing these investments for an other-than-temporary decline in value, we consider such factors as, among other things, the significance of the decline in value as compared to the cost basis; underlying factors contributing to a decline in the prices of securities in a single asset class; how long the market value of the security has been less than its cost basis; the security’s relative performance versus its peers, sector or asset class; expected market volatility; the market and economy in general; analyst recommendations and price targets; views of external investment managers; news or financial information that has been released specific to the investee; and the outlook for the overall industry in which the investee operates, as applicable. If we determine that a security price decline is other than temporary, we record an impairment loss, which could have an adverse impact on our results of operations. During fiscal 2015, 2014 and 2013, we recorded $163 million, $156 million and $72 million, respectively, in impairment losses on our investments in marketable securities.
Valuation of Inventories. Inventories are valued at the lower of cost or market (replacement cost, not to exceed net realizable value) using the first-in, first-out method. Recoverability of inventories is assessed based on review of future customer demand that considers multiple factors, including committed purchase orders from customers as well as purchase commitment projections provided by customers, among other things. This valuation also requires us to make judgments and assumptions based on information currently available about market conditions, including competition, product pricing, product life cycle and development plans. If we overestimate demand for our products, the amount of our loss will be impacted by our contractual ability to reduce inventory purchases from our suppliers. Our assumptions of future product demand are inherently uncertain, and changes in our estimates and assumptions may cause us to realize material write-downs in the future.
Valuation of Goodwill and Other Indefinite-Lived and Long-Lived Assets. Our business acquisitions typically result in the recording of goodwill, other intangible assets and property, plant and equipment, and the recorded values of those assets may become impaired in the future. We also acquire intangible assets and property, plant and equipment in other types of transactions. The determination of the recorded value of intangible assets acquired in a business combination requires management to make estimates and assumptions that affect our consolidated financial statements. For intangible assets acquired in a non-monetary exchange, the estimated fair values of the assets transferred (or the estimated fair values of the assets received, if more clearly evident) are used to establish their recorded values, unless the values of neither the assets received nor the assets transferred are determinable within reasonable limits, in which case the assets received are measured based on the carrying values of the assets transferred. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. An estimate of fair value can be affected by many assumptions that require significant judgment. For example, the income approach generally requires us to use assumptions to estimate future cash flows including those related to total addressable market, pricing and share forecasts, competition, technology obsolescence, future tax rates and discount rates. Our estimate of the fair value of certain assets may differ materially from that determined by others who use different assumptions or utilize different business models.

Goodwill and other indefinite-lived intangible assets are tested annually for impairment and in interim periods if certain events occur indicating that the carrying amounts may be impaired. Long-lived assets, such as property, plant and equipment and intangible assets subject to amortization, are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Our judgments regarding the existence of impairment indicators and future cash flows related to goodwill and other indefinite-lived intangible assets and long-lived assets may be based on operational performance of our businesses, market conditions, expected selling price and/or other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use, including estimates of future cash flows and discount rates, are consistent with our internal planning, when appropriate. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on a portion or all of our goodwill, other indefinite-lived intangible assets and/or long-lived assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our financial position and results of operations. During fiscal 2015, 2014 and 2013, we recorded $317 million, $642 million and $192 million, respectively, in impairment charges for goodwill, other indefinite-lived intangible assets and long-lived assets. The estimated fair values of our QCT and QTL reporting units were substantially in excess of their respective carrying values at September 27, 2015.
Legal Proceedings. We are currently involved in certain legal proceedings, and we intend to continue to vigorously defend ourselves. However, the unfavorable resolution of one or more of these proceedings could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. A broad range of remedies with respect to our business practices that are deemed to violate applicable laws are potentially available. These remedies may include, among others, injunctions, monetary damages or fines or other orders to pay money and the issuance of orders to cease certain conduct and/or to modify our business practices. We disclose a loss contingency if there is at least a reasonable possibility that a material loss has been incurred. We record our best estimate of a loss related to pending legal proceedings when the loss is considered probable and the amount can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, we record the minimum estimated liability. As additional information becomes available, we assess the potential liability, including the probability of loss related to pending legal proceedings, and revise our estimates and update our disclosures accordingly. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. Revisions in our estimates of the potential liability could materially impact our results of operations.
Income Taxes. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining our provision for income taxes, including those related to tax incentives, intercompany research and development cost-sharing arrangements, transfer pricing and tax credits. In addition, the calculation of our tax liabilities involves uncertainties in the application of complex tax regulations. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of examinations by taxing authorities in determining the adequacy of our provision for income taxes. We are participating in the Internal Revenue Service (IRS) Compliance Assurance Process program whereby we endeavor to agree with the IRS on the treatment of all issues prior to filing our federal return. A benefit of participation in this program is that post-filing adjustments by the IRS are less likely to occur.
Our QCT segment’s non-United States headquarters is located in Singapore. We obtained tax incentives in Singapore that commenced in March 2012, including a tax exemption for the first five years, provided that we meet specified employment and incentive criteria, and as a result of expiration of these incentives, our Singapore tax rate will increase in fiscal 2017 and again in fiscal 2027. Our failure to meet these criteria could adversely impact our provision for income taxes.
We consider the operating earnings of certain non-United States subsidiaries to be indefinitely reinvested outside the United States based on our plans for use and/or investment outside of the United States and our belief that our sources of cash and liquidity in the United States will be sufficient to meet future domestic cash needs. On a regular basis, we consider projected cash needs for, among other things, investments in our existing businesses, future research and development, potential acquisitions and capital transactions, including repurchases of our common stock, dividends and debt repayments. We estimate the amount of cash or other liquidity that is available or needed in the jurisdictions where these investments are expected as well as our ability to generate cash in those jurisdictions and our access to capital markets. This analysis enables us to conclude whether or not we will indefinitely reinvest the current period’s foreign earnings. We have not recorded a deferred tax liability of approximately $10.2 billion related to the United States federal and state income taxes and foreign withholding taxes on approximately $28.8 billion of undistributed earnings of certain non-United States subsidiaries indefinitely reinvested outside the United States. Should we decide to no longer indefinitely reinvest such earnings outside the United States, for example, if we determine that such earnings are needed to fund future domestic operations or there is not a sufficient need for such earnings outside of the United States, we would have to adjust the income tax provision in the period we make such determination.
Results of Operations

Revenues (in millions)	Year Ended
	September 27, 2015	September 28, 2014	September 29, 2013	2015 vs. 2014 Change	2014 vs. 2013 Change
Equipment and services	$17,079	$18,625	$16,988	$(1,546)	$1,637
Licensing	8,202	7,862	7,878	340	(16)
	$25,281	$26,487	$24,866	$(1,206)	$1,621
The decrease and increase in equipment and services revenues in fiscal 2015 and 2014, respectively, were primarily due to a decrease and an increase in QCT revenues of $1.49 billion and $1.94 billion, respectively. The increase in equipment and services revenues in fiscal 2014 was partially offset by a decrease of $305 million as a result of the sale of our Omnitracs division during fiscal 2014. The increase in our licensing revenues in fiscal 2015 was primarily due to an increase in QTL revenues of $378 million. The decrease in our licensing revenues in fiscal 2014 was primarily due to a decrease in a nonreportable segment’s revenues of $32 million, partially offset by an increase in QTL revenues of $15 million.
QCT and QTL segment revenues related to the products of Samsung Electronics and Hon Hai Precision Industry Co., Ltd/Foxconn, its affiliates and other suppliers to Apple Inc. comprised 45%, 49% and 43% of total consolidated revenues in fiscal 2015, 2014 and 2013, respectively.
Revenues from customers in China, South Korea and Taiwan comprised 53%, 16% and 13%, respectively, of total consolidated revenues for fiscal 2015, compared to 50%, 23% and 11%, respectively, for fiscal 2014, and 49%, 20% and 11%, respectively, for fiscal 2013. We report revenues from external customers by country based on the location to which our products or services are delivered, which for QCT is generally the country in which our customers manufacture their products, or for licensing revenues, the invoiced addresses of our licensees. As a result, the revenues by country presented herein are not necessarily indicative of either the country in which the devices containing our products and/or intellectual property are ultimately sold to consumers or the country in which the companies that sell the devices are headquartered. For example, China revenues would include revenues related to shipments of integrated circuits to a company that is headquartered in South Korea but that manufactures devices in China, which devices are then sold to consumers in Europe and/or the United States.

Costs and Expenses (in millions)	Year Ended
	September 27, 2015	September 28, 2014	September 29, 2013	2015 vs. 2014 Change	2014 vs. 2013 Change
Cost of equipment and services (E&S) revenues	$10,378	$10,686	$9,820	$(308)	$866
Cost as % of E&S revenues	61%	57%	58%
The decrease in margin percentage in fiscal 2015 was primarily attributable to a decrease in QCT gross margin percentage. The increase in margin percentage in fiscal 2014 was primarily attributable to a net decrease in gross margin losses incurred by our nonreportable segments, partially offset by a decrease in QCT’s gross margin percentage. Our margin percentage may continue to fluctuate in future periods depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

	Year Ended
	September 27, 2015	September 28, 2014	September 29, 2013	2015 vs. 2014 Change	2014 vs. 2013 Change
Research and development	$5,490	$5,477	$4,967	$13	$510
% of revenues	22%	21%	20%
Selling, general, and administrative	$2,344	$2,290	$2,518	$54	$(228)
% of revenues	9%	9%	10%
Other	$1,293	$484	$331	$809	$153
The dollar increases in research and development expenses in fiscal 2015 and 2014 were primarily attributable to increases of $117 million and $498 million, respectively, in costs related to the development of CDMA-based 3G, OFDMA-

based 4G LTE and other technologies for integrated circuit products, including small cell and data center products, and to expand our intellectual property portfolio. The increase in fiscal 2015 was partially offset by a decrease of $72 million related to the development costs of display technologies and additional decreases related to the development costs of other new product and licensing initiatives.
The dollar increase in selling, general and administrative expenses in fiscal 2015 was primarily attributable to increases of $73 million in selling and marketing expenses and $46 million in costs related to litigation and other legal matters, partially offset by decreases of $49 million in employee-related expenses and $13 million in share-based compensation. The dollar decrease in selling, general and administrative expenses in fiscal 2014 was primarily attributable to decreases of $59 million in costs related to litigation and other legal matters, $53 million in share-based compensation, $53 million in selling and marketing expenses and $22 million in employee-related expenses. The decrease in employee-related expenses and a portion of the decrease in share-based compensation in fiscal 2014 were due to the sale of our Omnitracs division during fiscal 2014.
Other expenses in fiscal 2015 were attributable to a $975 million charge resulting from the resolution reached with the NDRC, charges of $255 million and $11 million for impairment of goodwill and intangible assets, respectively, related to our content and push-to-talk services and display businesses and $190 million in restructuring and restructuring-related charges related to our Strategic Realignment Plan, partially offset by $138 million in gains on sales of certain property plant and equipment. Other expenses in fiscal 2014 were comprised of $607 million in certain property, plant and equipment and goodwill impairment charges and $19 million in restructuring-related costs incurred by one of our display businesses, a $16 million goodwill impairment charge related to our former QRS (Qualcomm Retail Solutions) division and a $15 million legal settlement, partially offset by the reversal of a $173 million expense accrual recorded in fiscal 2013 related to the ParkerVision verdict against us, which was overturned. Other expenses in fiscal 2013 were comprised of the $173 million ParkerVision charge and a $158 million impairment charge related to certain long-lived assets of one our display businesses.

Interest Expense and Net Investment Income (in millions)
	Year Ended
	September 27, 2015	September 28, 2014	September 29, 2013	2015 vs. 2014 Change	2014 vs. 2013 Change
Interest expense	$104	$5	$23	$99	$(18)

Investment income, net
Interest and dividend income	$527	$586	$697	$(59)	$(111)
Net realized gains on marketable securities	451	770	317	(319)	453
Net realized gains on other investments	49	56	52	(7)	4
Impairment losses on marketable securities and other investments	(200)	(180)	(85)	(20)	(95)
Other	(12)	1	6	(13)	(5)
	$815	$1,233	$987	$(418)	$246
The increase in interest expense in fiscal 2015 was primarily due to the issuance of an aggregate principal amount of $10.0 billion in floating- and fixed-rate notes in May 2015. Due to portfolio rebalancing in fiscal 2014 and 2015, we earned lower interest and dividend income on cash and cash equivalents and recorded lower realized gains on marketable securities balances in fiscal 2015. We expect to earn lower interest and dividend income and record lower realized gains in fiscal 2016 as a result of our rebalancing, among other factors.
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

Income Tax Expense (in millions)	Year Ended
	September 27, 2015	September 28, 2014	September 29, 2013	2015 vs. 2014 Change	2014 vs. 2013 Change
Income tax expense	$1,219	$1,244	$1,349	$(25)	$(105)
Effective tax rate	19%	14%	16%	5%	(2%)
The following table summarizes the primary factors that caused our annual effective tax rates to be less than the United States federal statutory rate:

	Year Ended
	September 27, 2015	September 28, 2014	September 29, 2013
Expected income tax provision at federal statutory tax rate	35%	35%	35%
Benefits from foreign income taxed at other than U.S. rates	(14%)	(20%)	(17%)
Benefits related to the research and development tax credits	(2%)	(1%)	(2%)
Effective tax rate	19%	14%	16%
During fiscal 2015, the NDRC imposed a fine of $975 million, which was not deductible for tax purposes and was substantially attributable to a foreign jurisdiction. Additionally, during fiscal 2015, we recorded a tax benefit of $101 million related to fiscal 2014 resulting from the United States government reinstating the federal research and development tax credit retroactively to January 1, 2014 through December 31, 2014. The effective tax rate for fiscal 2015 also reflected the United States federal research and development tax credit generated through December 31, 2014, the date on which the credit expired, and a $61 million tax benefit as a result of a favorable tax audit settlement with the Internal Revenue Service related to Qualcomm Atheros, Inc.’s pre-acquisition 2010 and 2011 tax returns. The effective tax rate for our state income tax provision, net of federal benefit, was negligible for all years presented.
The annual effective tax rate for fiscal 2014 reflected the tax benefit from the United States federal research and development tax credit generated through December 31, 2013, the date on which the credit previously expired. The effective tax rate for fiscal 2014 also reflected a tax benefit of $66 million related to fiscal 2013 resulting from an agreement reached with the Internal Revenue Service on components of our fiscal 2013 tax return. Additionally, the effective tax rate for fiscal 2014 as compared to fiscal 2013 reflected increased foreign earnings taxed at less than the United States federal rate. The effective tax rate for fiscal 2013 reflected a tax benefit of $64 million related to fiscal 2012 resulting from the retroactive extension of the United States federal research and development tax credit.
Our Segment Results
The following should be read in conjunction with the fiscal 2015, 2014 and 2013 financial results for each reportable segment included in this Annual Report in “Notes to Consolidated Financial Statements, Note 8. Segment Information.”

(in millions)	QCT	QTL	QSI
2015
Revenues	$17,154	$7,947	$4
EBT (1)	2,465	6,882	(74)
EBT as a % of revenues	14%	87%
2014
Revenues	$18,665	$7,569	$—
EBT (1)	3,807	6,590	(7)
EBT as a % of revenues	20%	87%
2013
Revenues	$16,715	$7,554	$—
EBT (1)	3,189	6,590	56
EBT as a % of revenues	19%	87%

(1)	Earnings (loss) before taxes.

QCT Segment. QCT results of operations in fiscal 2015 were negatively impacted by the effects of a shift in share among our customers within the premium tier, which reduced our sales of integrated Snapdragon processors and skewed our product mix towards lower-margin modem chipsets in this tier, a decline in share at a large customer and the competitive environment in China. The decrease and increase in QCT revenues in fiscal 2015 and 2014 of $1.51 billion and $1.95 billion, respectively, were primarily due to changes in equipment and services revenues. Equipment and services revenues, mostly related to sales of MSM and accompanying RF and PM integrated circuits, were $16.95 billion, $18.43 billion and $16.49 billion in fiscal 2015, 2014 and 2013, respectively. The decrease in equipment and services revenues in fiscal 2015 resulted primarily from a decrease of $2.89 billion from lower-priced product mix and lower average selling prices, partially offset by an increase of $1.26 billion related to higher MSM and accompanying RF and PM unit shipments. The increase in equipment and services revenues in 2014 resulted primarily from increases of $2.66 billion related to higher MSM and accompanying RF and PM unit shipments and $203 million related to sales of connectivity products, partially offset by a net decrease of $1.08 billion resulting from lower average selling prices offset by higher-priced product mix. Approximately 932 million, 861 million and 716 million MSM integrated circuits were sold during fiscal 2015, 2014 and 2013, respectively.
QCT EBT as a percentage of revenues decreased in fiscal 2015 as compared to fiscal 2014 primarily due to decreases in gross margin percentage and the related impact of lower revenues relative to operating expenses. The decrease in QCT gross margin percentage in fiscal 2015 primarily resulted from lower average selling prices and lower-margin product mix, partially offset by lower average unit costs. QCT gross margin percentage in fiscal 2015 was also impacted by an increase of $179 million in excess inventory charges. QCT EBT as a percentage of revenues increased in fiscal 2014 as compared to fiscal 2013. During fiscal 2014, QCT revenues increased 12% relative to a combined increase of 5% in research and development expenses and selling, general and administrative expenses, whereas gross margin percentage decreased as a result of lower average selling prices and lower-margin product mix, partially offset by lower average unit costs.
QTL Segment. The increases in QTL revenues in fiscal 2015 and 2014 of $378 million and $15 million, respectively, were primarily due to increases in sales of CDMA-based products, including multimode products that also implement OFDMA, reported by licensees, partially offset by decreases in revenues per reported unit. QTL revenues and EBT in fiscal 2015 continued to be impacted negatively by units that we believe are not being reported by certain licensees and sales of certain unlicensed products in China. We expect it will take some time for those certain licensees to fully comply with the reporting requirements of their license agreements and for unlicensed companies that had delayed execution of new licenses pending resolution of the NDRC investigation to execute new licenses. Also in fiscal 2015, QTL experienced negative fluctuations in foreign currency exchange rates. QTL revenues and EBT for fiscal 2014 were impacted by units that we believe were being underreported by certain licensees, a dispute with a licensee and sales of certain unlicensed products in China.
QSI Segment. The decrease in QSI EBT in fiscal 2015 of $67 million was primarily due to increases of $32 million in impairment losses on investments and $29 million in equity losses and other costs related to our equity method investments. The decrease in QSI EBT in fiscal 2014 of $63 million was primarily due to a $39 million decrease in net realized gains on investments and a $35 million increase in impairment losses on investments, partially offset by a $16 million decrease in interest expense related to our former subsidiaries that held Broadband Wireless Access spectrum in India.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations, cash provided by our debt programs and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. The following table presents selected financial information related to our liquidity as of and for the years ended September 27, 2015 and September 28, 2014 (in millions):

	2015	2014	$ Change	% Change
Cash, cash equivalents and marketable securities	$30,947	$32,022	$(1,075)	(3%)
Accounts receivable, net	1,964	2,412	(448)	(19%)
Inventories	1,492	1,458	34	2%
Short-term debt	1,000	—	1,000
Long-term debt	9,969	—	9,969
Net cash provided by operating activities	5,506	8,887	(3,381)	(38%)
Net cash used by investing activities	(3,572)	(1,639)	(1,933)
Net cash used by financing activities	(2,261)	(5,480)	3,219
The net decrease in cash, cash equivalents and marketable securities was primarily the result of $11.2 billion in payments to repurchase shares of our common stock, including the $5.0 billion accelerated share repurchase agreements, partially offset by $9.9 billion in proceeds from the issuance of notes and net cash provided by operating activities. Total cash provided by operating activities decreased primarily due to a reduction in net income of $2.7 billion and prepayment of $950 million to secure long-term capacity commitments at a supplier of our integrated circuit products. The decrease in accounts receivable was primarily due to lower revenues related to sales of integrated circuits, partially offset by the timing of payments from certain of our licensees. Our day sales outstanding, on a consolidated basis, increased to 33 days at September 27, 2015 compared to 32 days at September 28, 2014, primarily due to the timing of cash payments from certain of our licensees, partially offset by the timing of customer payments for receivables related to integrated circuits. The increase in inventories was primarily due to increases in work-in-process and finished goods inventories in connection with the CSR acquisition, including a step-up in the fair value of the acquired inventories, partially offset by a decrease in other QCT inventories resulting primarily from lower-cost product mix and lower average unit costs.
We classify certain of our marketable securities as short-term based on their nature and our plan to make them available, if needed, for use in our current operations. While we do not anticipate using our non-current marketable securities in operations in the foreseeable future, the securities could be liquidated within a short period of time if required. Our cash, cash equivalents and marketable securities at September 27, 2015 consisted of $5.3 billion held by United States-based entities and $25.6 billion held by foreign entities. Most of our cash, cash equivalents and marketable securities held by foreign entities are indefinitely reinvested and would be subject to material tax effects if repatriated. However, we believe that our United States sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
We believe our current cash, cash equivalents and marketable securities, our expected cash flow generated from operations and our expected financing activities will satisfy our working and other capital requirements for at least the next 12 months based on our current business plans. Recent and expected working and other capital requirements also include the items described below.

•
In connection with our Strategic Realignment Plan, we expect to incur a total of approximately $350 million to $450 million in restructuring and restructuring-related charges, the majority of which will result in future cash payments.

•
Our purchase obligations at September 27, 2015, some of which relate to research and development activities and capital expenditures, totaled $3.0 billion and $953 million for fiscal 2016 and 2017, respectively, and $1.6 billion thereafter.

•
Our research and development expenditures were $5.5 billion during fiscal 2015 and 2014, and we expect to continue to invest heavily in research and development for new technologies, applications and services for voice and data communications, primarily in the wireless industry.

•
Cash outflows for capital expenditures were $994 million and $1.2 billion during fiscal 2015 and 2014, respectively. We expect to continue to incur capital expenditures in the future to support our business, including research and development activities. Future capital expenditures may be impacted by transactions that are currently not forecasted.

•
We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly, to open new opportunities for our technologies, obtain development resources, grow our patent portfolio or pursue new businesses.

Debt. In February 2015, we entered into a Revolving Credit Facility that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.0 billion, expiring in February 2020. At September 27, 2015, no amounts were outstanding under the Revolving Credit Facility.
In March 2015, we began an unsecured commercial paper program, which provides for the issuance of up to $4.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. At September 27, 2015, we had $1.0 billion of commercial paper outstanding with weighted-average net interest rates of 0.19% and weighted-average remaining days to maturity of 38 days.
In May 2015, we issued an aggregate principal amount of $10.0 billion in eight tranches of unsecured floating- and fixed-rate notes, with maturity dates in 2018 through 2045 and effective interest rates between 0.43% and 4.74%. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes. Net proceeds from the issuance of the notes of $9.9 billion were used to fund two accelerated share repurchase agreements and are being used for other general corporate purposes. We may issue additional debt in the future. The amount and timing of additional borrowings will be subject to a number of factors, including the cash flow generated by United States-based entities, acquisitions and strategic investments, acceptable interest rates and changes in corporate income tax law, among other factors.
Additional information regarding our outstanding debt at September 27, 2015 is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 6. Debt.”
Capital Return Program. The following table summarizes stock repurchases and dividends paid during fiscal 2015, 2014 and 2013 (in millions, except per-share amounts):

	Stock Repurchase Program			Dividends		Total
	Shares	Average Price Paid Per Share	Amount	Per Share	Amount	Amount
2015	172.4	$65.21	$11,245	$1.80	$2,880	$14,125
2014	60.3	75.48	4,548	1.54	2,586	7,134
2013	71.7	64.28	4,609	1.20	2,055	6,664
We intend to return a minimum of 75% of our free cash flow to stockholders through stock repurchases and dividends over the foreseeable future, where free cash flow is defined as net cash provided by operating activities less capital expenditures. On March 9, 2015, we announced that we had been authorized to repurchase up to $15 billion of our common stock. Additionally, we announced our intention to repurchase $10 billion of stock from March 2015 through March 2016. In May 2015, we entered into two accelerated share repurchase agreements (ASR Agreements) to repurchase an aggregate of $5.0 billion of our common stock. During the fourth quarter of fiscal 2015, the ASR Agreements were completed, and a total of 78.3 million shares were delivered to us under the ASR Agreements based on the combined volume-weighted average stock price over the terms of the ASR agreements. At September 27, 2015, $6.9 billion remained authorized for repurchase under our stock repurchase program. To meet our remaining goal, we expect to use existing cash and marketable securities (which include the proceeds from the May 2015 debt offering) held by, and cash flow generated from, United States-based entities. Since September 27, 2015, we repurchased and retired 24.6 million shares of common stock for $1.4 billion. We periodically evaluate repurchases as a means of returning capital to stockholders to determine when and if repurchases are in the best interests of our stockholders.
On October 9, 2015, we announced a cash dividend of $0.48 per share on our common stock, payable on December 18, 2015 to stockholders of record as of the close of business on December 1, 2015. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders.
Contractual Obligations/Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

The following table summarizes the payments due by fiscal period for our outstanding contractual obligations at September 27, 2015 (in millions):

	Total	2016	2017-2018	2019-2020	Beyond 2020	No Expiration Date
Purchase obligations (1)	$5,601	$3,017	$1,695	$880	$9	$—
Operating lease obligations	281	99	114	44	24	—
Equity funding and financing commitments (2)	132	82	32	—	15	3
Long-term debt	10,000	—	1,500	2,000	6,500	—
Other long-term liabilities (3)(4)	246	2	124	110	5	5
Total contractual obligations	$16,260	$3,200	$3,465	$3,034	$6,553	$8

(1)
Total purchase obligations include commitments to purchase integrated circuit product inventories of $2.5 billion, $787 million, $706 million, $680 million and $166 million for each of the subsequent five years from fiscal 2016 through 2020, respectively; there were no such purchase commitments thereafter. Integrated circuit product inventory obligations represent purchase commitments for semiconductor die, finished goods and manufacturing services, such as wafer bump, probe, assembly and final test. Under our manufacturing relationships with our foundry suppliers and assembly and test service providers, cancelation of outstanding purchase orders is generally allowed but requires payment of all costs incurred through the date of cancelation, and in some cases, incremental fees related to capacity underutilization.

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

(4)
Our consolidated balance sheet at September 27, 2015 included $23 million in noncurrent liabilities for uncertain tax positions, some of which may result in cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Additional information regarding our financial commitments at September 27, 2015 is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 3. Income Taxes,” “Note 6. Debt” and “Note 7. Commitments and Contingencies.”
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASU 2014-09 defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. This ASU, as amended, will be effective for us starting in the first quarter of fiscal 2019. The FASB will also permit entities to adopt one year earlier if they choose. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. We do not intend to adopt the standard early and are in the process of determining the adoption method as well as the effects the adoption will have on our consolidated financial statements.
Non-GAAP Financial Information
This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes references to free cash flow and return of capital to stockholders as a percentage of free cash flow. These are financial measures that were not prepared in accordance with GAAP. We define “free cash flow” as net cash provided by operating activities less capital expenditures and “return of capital to stockholders” as cash paid to repurchase shares of our common stock and cash dividends paid.
The non-GAAP financial information presented should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. In addition, “non-GAAP” is not a term defined by GAAP, and as a result, our measure of non-GAAP results might be different than similarly titled measures used by other companies.

We use free cash flow to facilitate an understanding of the amount of cash flow generated that is available to grow our business and to create long-term stockholder value. We believe return of capital to stockholders as a percentage of free cash flow provides insight into our cash-generating activities relative to the amount of capital returned to stockholders. These non-GAAP measures are supplemental to the comparable GAAP measures. The following is a reconciliation between GAAP and non-GAAP results for fiscal 2015 (dollars in millions):

Net cash provided by operating activities (GAAP)	$5,506
Capital expenditures	(994)
Free cash flow (non-GAAP)	$4,512

Cash paid to repurchase shares of our common stock (before commissions)	$11,245
Cash dividends paid	2,880
Total return of capital to stockholders	14,125
Less: common stock repurchases related to $10 billion stock repurchase commitment	8,100
Adjusted return of capital, excluding repurchases related to $10 billion stock repurchase commitment	$6,025

Total return of capital to stockholders as a percentage of net cash provided by operating activities (GAAP)	257%
Total return of capital to stockholders as a percentage of free cash flow (non-GAAP)	313%
Adjusted return of capital to stockholders as a percentage of free cash flow (non-GAAP)	134%
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk - Debt and Interest Rate Swap Agreements. In fiscal 2015, we issued an aggregate principal amount of $10.0 billion of unsecured floating- and fixed-rate notes with varying maturity dates. We also entered into interest rate swaps with an aggregate notional amount of $3.0 billion to effectively convert certain fixed-rate interest payments into floating-rate payments. The interest rates on our floating-rate notes and interest rate swaps are based on LIBOR. By issuing the floating-rate notes and entering into the interest rate swap agreements, we have assumed risks associated with variable interest rates based upon LIBOR. At September 27, 2015, a hypothetical increase in LIBOR-based interest rates of 100 basis points would cause our interest expense to increase by $30 million on an annualized basis as it relates to our floating-rate notes and the interest rate swap agreements.
Additionally, in fiscal 2015, we began a commercial paper program that provides for the issuance of up to $4.0 billion of commercial paper. At September 27, 2015, we had $1.0 billion of commercial paper outstanding, with original maturities of less than 4 months. Changes in interest rates could affect the amounts of interest that we pay if we refinance the current outstanding commercial paper with new debt.
Additional information regarding our notes and related interest rate swap agreements and commercial paper program is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 1. The Company and Its Significant Accounting Policies” and “Notes to Consolidated Financial Statements, Note 6. Debt.”
Interest Rate Risk - Investment Portfolio. We invest a portion of our cash in a number of diversified fixed and floating rate securities, consisting of cash equivalents, marketable debt securities, debt funds and derivative instruments related to our investment portfolio (including interest rate swaps) that are subject to interest rate risk. Changes in the general level of interest rates can affect the fair value of our investment portfolio. If interest rates in the general economy were to rise, our holdings could lose value. At September 27, 2015, a hypothetical increase in interest rates of 100 basis points across the entire yield curve on our holdings would have resulted in decreases of $11 million and $323 million in the fair values of our holdings classified as trading (including derivative instruments) and our remaining holdings, respectively.
Equity Price Risk. We hold a diversified marketable securities portfolio that includes equity securities and fund shares that are subject to equity price risk. We have made investments in marketable equity securities of companies of varying size, style, industry and geography, and changes in investment allocations may affect the price volatility of our investments. A 10% decrease in the market price of our marketable equity securities and fund shares at September 27, 2015 would have caused a decrease in the carrying amounts of these securities of $163 million. At September 27, 2015, gross unrealized losses of our marketable equity securities and fund shares were $28 million. Although we consider the unrealized losses to be temporary, there is a risk that we may incur other-than-temporary impairment charges or realized losses on the values of these securities if they do not recover in value within a reasonable period.

Foreign Exchange Risk. We manage our exposure to foreign exchange market risks, when deemed appropriate, through the use of derivative financial instruments, including foreign currency forward and option contracts with financial counterparties. We utilize such derivative financial instruments for hedging or risk management purposes rather than for speculation purposes. Counterparties to our derivative contracts are all major banking institutions. In the event of the financial insolvency or distress of a counterparty to our derivative financial instruments, we may be unable to settle transactions if the counterparty does not provide us with sufficient collateral to secure its net settlement obligations to us, which could have a negative impact on our results. A description of our foreign currency accounting policies is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 1. The Company and Its Significant Accounting Policies.”
At September 27, 2015, our net asset related to foreign currency option and forward contracts designated as hedges of foreign currency risk (on royalties earned from certain licensees on their sales of CDMA-based devices) was negligible. If our forecasted royalty revenues for currencies in which we hedge were to decline by 20% and foreign exchange rates were to change unfavorably by 20% in our hedged foreign currency, we would not incur a loss as our hedge positions would continue to be fully effective.
At September 27, 2015, our net liability related to foreign currency option and forward contracts designated as hedges of foreign currency risk (on certain operating expenditure transactions) was negligible. If our forecasted operating expenditures for currencies in which we hedge were to decline by 20% and foreign exchange rates were to change unfavorably by 20% in our hedged foreign currency, we would incur a negligible loss.
At September 27, 2015, our net asset related to foreign currency forwards, futures, options and swaps in our marketable securities portfolios that were not designated as hedging instruments was negligible. If the foreign exchange rates relevant to these contracts were to change unfavorably by 10% and we do not have an offset foreign currency exposure relating to debt instruments held in our marketable securities portfolios classified as trading, we would incur a negligible loss.
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
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements at September 27, 2015 and September 28, 2014 and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this Annual Report on pages F-1 through F-35.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of September 27, 2015.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report, has also audited the effectiveness of our internal control over financial reporting as of September 27, 2015, as stated in its report which appears on page F-1.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2016 Annual Meeting of Stockholders (the 2016 Proxy Statement) under the headings “Nominees for Election” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Certain information required by this item regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers,” and certain information is incorporated by reference to the 2016 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this item regarding corporate governance is incorporated by reference to the 2016 Proxy Statement under the headings “Code of Ethics and Corporate Governance Principles and Practices,” “Director Nominations” and “Board Meetings, Committees and Attendance.”
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the 2016 Proxy Statement under the headings “Executive Compensation and Related Information,” “Compensation Tables and Narrative Disclosures,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Compensation Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the 2016 Proxy Statement under the headings “Equity Compensation Plan Information” and “Stock Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the 2016 Proxy Statement under the headings “Certain Relationships and Related-Person Transactions” and “Director Independence.”
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the 2016 Proxy Statement under the heading “Fees for Professional Services” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Public Accountants.”
PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
(a) Financial Statements:
Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included in the notes to the consolidated financial statements.
(b) Exhibits

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Rule 2.7 Announcement, Recommended Cash Acquisition of CSR plc by Qualcomm Global Trading Pte. Ltd.	8-K	000-19528/ 141156425	10/15/2014	2.1
3.1	Restated Certificate of Incorporation, as amended.	10-Q	000-19528/ 12766084	4/18/2012	3.1
3.2	Certificate of Elimination of the Series A Junior Participating Preferred Stock.	8-K	000-19528/ 151134143	9/30/2015	3.2
3.3	Amended and Restated Bylaws.	8-K	000-19528/ 12958032	7/11/2012	3.4
4.1	Indenture, dated May 20, 2015, between the Company and U.S. Bank National Association, as trustee.	8-K	000-19528/ 15880967	5/21/2015	4.1

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
4.2	Officers’ Certificate, dated May 20, 2015, for the Floating Rate Notes due 2018, the Floating Rate Notes due 2020, the 1.400% Notes due 2018, the 2.250% Notes due 2020, the 3.000% Notes due 2022, the 3.450% Notes due 2025, the 4.650% Notes due 2035 and the 4.800% Notes due 2045.	8-K	000-19528/ 15880967	5/21/2015	4.2
4.3	Form of Floating Rate Notes due 2018.	8-K	000-19528/ 15880967	5/21/2015	4.3
4.4	Form of Floating Rate Notes due 2020.	8-K	000-19528/ 15880967	5/21/2015	4.4
4.5	Form of 1.400% Notes due 2018.	8-K	000-19528/ 15880967	5/21/2015	4.5
4.6	Form of 2.250% Notes due 2020.	8-K	000-19528/ 15880967	5/21/2015	4.6
4.7	Form of 3.000% Notes due 2022.	8-K	000-19528/ 15880967	5/21/2015	4.7
4.8	Form of 3.450% Notes due 2025.	8-K	000-19528/ 15880967	5/21/2015	4.8
4.9	Form of 4.650% Notes due 2035.	8-K	000-19528/ 15880967	5/21/2015	4.9
4.10	Form of 4.800% Notes due 2045.	8-K	000-19528/ 15880967	5/21/2015	4.10
10.1	Form of Indemnity Agreement between the Company and its directors and officers. (1)(2)					X
10.2	Form of Stock Option Grant Notice and Agreement under the 2001 Stock Option Plan. (1)	10-Q	000-19528/ 04924948	7/21/2004	10.40
10.3	2001 Stock Option Plan, as amended. (1)	10-Q	000-19528/ 04746204	4/21/2004	10.55
10.4	Form of Grant Notice and Stock Option Agreement under the 2006 Long-Term Incentive Plan. (1)	10-K	000-19528/ 091159213	11/5/2009	10.84
10.5	Atheros Communications, Inc. 2004 Stock Incentive Plan, as amended. (1)	S-8	333-174649/ 11886141	6/1/2011	99.1
10.6	Resolutions Amending Atheros Communications, Inc. Equity Plans. (1)	S-8	333-174649/ 11886141	6/1/2011	99.6
10.7	Form of Grant Notices and Global Employee Stock Option Agreement under the 2006 Long-Term Incentive Plan. (1)	10-K	000-19528/ 121186937	11/7/2012	10.104
10.8	Form of Grant Notices and Global Employee Restricted Stock Unit Agreement under the 2006 Long-Term Incentive Plan. (1)	10-K	000-19528/ 121186937	11/7/2012	10.105
10.9	2006 Long-Term Incentive Plan, as amended and restated. (1)	10-Q	000-19528/ 13779468	4/24/2013	10.112
10.10	Form of Aircraft Time Sharing Agreement. (1)	10-Q	000-19528/ 13983769	7/24/2013	10.114
10.11	Form of Executive Grant Notices and Executive Performance Stock Unit Agreements under the 2006 Long-Term Incentive Plan for the September 30, 2013 to September 27, 2015 performance periods. (1)	10-K	000-19528/ 131196747	11/6/2013	10.115
10.12	Form of Grant Notices and Non-Employee Director Restricted Stock Unit Agreements under the 2006 Long-Term Incentive Plan for non-employee directors residing in the United Kingdom and Hong Kong. (1)	10-K	000-19528/ 131196747	11/6/2013	10.117
10.13	Form of Executive Grant Notice and Executive Performance Stock Unit Agreement under the 2006 Long-Term Incentive Plan, which includes a September 30, 2013 to June 29, 2014 performance period. (1)	10-K	000-19528/ 131196747	11/6/2013	10.118
10.14	Form of Grant Notices and Non-Employee Director Deferred Stock Unit Agreements under the 2006 Long-Term Incentive Plan for non-employee directors residing in the United States and Spain. (1)	10-K	000-19528/ 131196747	11/6/2013	10.119

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
10.15	Form of Annual Cash Incentive Plan Performance Unit Agreements. (1)	10-Q	000-19528/ 14557092	1/29/2014	10.120
10.16	Form of Non-Employee Director Deferred Stock Unit Grant Notices and Deferred Stock Unit Agreement under the 2006 Long-Term Incentive Plan for non-employee directors residing in Singapore. (1)	10-Q	000-19528/ 14988939	7/23/2014	10.122
10.17	Form of Executive Restricted Stock Unit Grant Notice and Executive Restricted Stock Unit Agreements under the 2006 Long-Term Incentive Plan, which includes a September 29, 2014 to March 29, 2015 performance period. (1)	10-Q	000-19528/ 14988939	7/23/2014	10.123
10.18	Non-Qualified Deferred Compensation Plan amended and restated effective September 29, 2014. (1)	10-Q	000-19528/ 15555092	1/28/2015	10.125
10.19	Non-Qualified Deferred Compensation Plan, as amended, effective January 1, 2016. (1)	8-K	000-19528/ 151134109	9/30/2015	10.1
10.20	Amendment to 2006 Long-Term Incentive Plan, as amended and restated. (1)	10-Q	000-19528/ 15555092	1/28/2015	10.126
10.21	Form of Annual Cash Incentive Plan Performance Unit Agreements. (1)	10-Q	000-19528/ 15555092	1/28/2015	10.127
10.22	Amended and Restated QUALCOMM Incorporated 2001 Employee Stock Purchase Plan, as amended. (1)	10-Q	000-19528/ 151000141	7/22/2015	10.128
10.23	Revolving Credit Agreement among Qualcomm Incorporated, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, dated as of February 18, 2015.	8-K	000-19528/ 15628813	2/18/2015	10.1
10.24	Master Confirmation - Accelerated Stock Buyback, dated as of May 20, 2015, between the Company and Goldman, Sachs & Co.	8-K	000-19528/ 15881368	5/21/2015	10.1
10.25	Master Confirmation - Accelerated Stock Buyback, dated as of May 20, 2015, between the Company and Morgan Stanley & Co. LLC.	8-K	000-19528/ 15881368	5/21/2015	10.2
10.26	Cooperation Agreement, dated as of July 21, 2015, between the Company and JANA Partners LLC.	8-K	000-19528/ 151000188	7/22/2015	99.1
10.27
Form of Executive Performance Stock Unit Grant Notice and Executive Restricted Stock Unit agreement under the 2006 Long-Term Incentive Plan, which includes a September 29, 2014 to September 24, 2017 performance period. (1)
						X
10.28
Form of Executive Performance Stock Unit Award Grant Notice and Executive Performance Stock Unit Award Grant Agreement under the 2006 Long-Term Incentive Plan, which includes a September 28, 2015 to September 28, 2018 performance period. (1)
						X
12.1	Computation of Ratio of Earnings to Fixed Charges.					X
21	Subsidiaries of the Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steve Mollenkopf.					X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George S. Davis.					X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Steve Mollenkopf.					X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for George S. Davis.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema.					X

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.					X

(1)	Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a).

(2)
Filed herewith since the previously filed document is not available via Edgar and given impending inability, pursuant to Item 10(d) of Regulation S-K, to incorporate the previously filed document by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 4, 2015

QUALCOMM Incorporated

By	/s/ Steve Mollenkopf
Steve Mollenkopf
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steve Mollenkopf	Chief Executive Officer and Director	November 4, 2015
Steve Mollenkopf	(Principal Executive Officer)

/s/ George S. Davis	Executive Vice President and Chief Financial Officer	November 4, 2015
George S. Davis	(Principal Financial Officer)

/s/ John F. Murphy	Senior Vice President and Chief Accounting Officer	November 4, 2015
John F. Murphy	(Principal Accounting Officer)

/s/ Barbara T. Alexander	Director	November 4, 2015
Barbara T. Alexander

/s/ Donald G. Cruickshank	Director	November 4, 2015
Donald G. Cruickshank

/s/ Raymond V. Dittamore	Director	November 4, 2015
Raymond V. Dittamore

/s/ Susan Hockfield	Director	November 4, 2015
Susan Hockfield

/s/ Thomas W. Horton	Director	November 4, 2015
Thomas W. Horton

/s/ Paul E. Jacobs	Chairman	November 4, 2015
Paul E. Jacobs

/s/ Sherry Lansing	Director	November 4, 2015
Sherry Lansing

/s/ Harish Manwani	Director	November 4, 2015
Harish Manwani

/s/ Mark D. McLaughlin	Director	November 4, 2015
Mark D. McLaughlin

/s/ Clark T. Randt, Jr.	Director	November 4, 2015
Clark T. Randt, Jr.

/s/ Francisco Ros	Director	November 4, 2015
Francisco Ros

/s/ Jonathan J. Rubinstein	Director	November 4, 2015
Jonathan J. Rubinstein

/s/ Marc I. Stern	Director	November 4, 2015
Marc I. Stern

/s/ Anthony J. Vinciquerra	Director	November 4, 2015
Anthony J. Vinciquerra

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of QUALCOMM Incorporated:
In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of QUALCOMM Incorporated and its subsidiaries at September 27, 2015 and September 28, 2014 and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
San Diego, California

November 4, 2015

QUALCOMM Incorporated
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	September 27, 2015	September 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$7,560	$7,907
Marketable securities	9,761	9,658
Accounts receivable, net	1,964	2,412
Inventories	1,492	1,458
Deferred tax assets	635	577
Other current assets	687	401
Total current assets	22,099	22,413
Marketable securities	13,626	14,457
Deferred tax assets	1,453	1,174
Property, plant and equipment, net	2,534	2,487
Goodwill	5,479	4,488
Other intangible assets, net	3,742	2,580
Other assets	1,863	975
Total assets	$50,796	$48,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,300	$2,183
Payroll and other benefits related liabilities	861	802
Unearned revenues	583	785
Short-term debt	1,000	—
Other current liabilities	2,356	2,243
Total current liabilities	6,100	6,013
Unearned revenues	2,496	2,967
Long-term debt	9,969	—
Other liabilities	817	428
Total liabilities	19,382	9,408

Commitments and contingencies (Note 7)

Stockholders’ equity:
Qualcomm stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,524 and 1,669 shares issued and outstanding, respectively	—	7,736
Retained earnings	31,226	30,799
Accumulated other comprehensive income	195	634
Total Qualcomm stockholders’ equity	31,421	39,169
Noncontrolling interests	(7)	(3)
Total stockholders’ equity	31,414	39,166
Total liabilities and stockholders’ equity	$50,796	$48,574

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended
	September 27, 2015	September 28, 2014	September 29, 2013
Revenues:
Equipment and services	$17,079	$18,625	$16,988
Licensing	8,202	7,862	7,878
Total revenues	25,281	26,487	24,866
Costs and expenses:
Cost of equipment and services revenues	10,378	10,686	9,820
Research and development	5,490	5,477	4,967
Selling, general and administrative	2,344	2,290	2,518
Other	1,293	484	331
Total costs and expenses	19,505	18,937	17,636
Operating income	5,776	7,550	7,230
Interest expense	(104)	(5)	(23)
Investment income, net (Note 2)	815	1,233	987
Income from continuing operations before income taxes	6,487	8,778	8,194
Income tax expense	(1,219)	(1,244)	(1,349)
Income from continuing operations	5,268	7,534	6,845
Discontinued operations, net of income taxes (Note 11)	—	430	—
Net income	5,268	7,964	6,845
Net loss attributable to noncontrolling interests	3	3	8
Net income attributable to Qualcomm	$5,271	$7,967	$6,853

Basic earnings per share attributable to Qualcomm:
Continuing operations	$3.26	$4.48	$3.99
Discontinued operations	—	0.25	—
Net income	$3.26	$4.73	$3.99
Diluted earnings per share attributable to Qualcomm:
Continuing operations	$3.22	$4.40	$3.91
Discontinued operations	—	0.25	—
Net income	$3.22	$4.65	$3.91
Shares used in per share calculations:
Basic	1,618	1,683	1,715
Diluted	1,639	1,714	1,754

Dividends per share announced	$1.80	$1.54	$1.20

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended
	September 27, 2015	September 28, 2014	September 29, 2013
Net income	$5,268	$7,964	$6,845
Other comprehensive income (loss), net of income taxes:
Foreign currency translation (losses) gains	(47)	1	(20)
Reclassification of foreign currency translation losses included in net income	—	1	11
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain available-for-sale debt securities, net of tax benefit of $19, $1 and $0, respectively	(35)	(1)	(1)
Reclassification of net other-than-temporary losses on available-for-sale securities included in net income, net of tax benefit of $66, $55 and $26, respectively	121	101	47
Net unrealized (losses) gains on other available-for-sale securities, net of tax benefit (expense) of $114, ($140) and ($11), respectively	(215)	259	20
Reclassification of net realized gains on available-for-sale securities included in net income, net of tax expense of $173, $252 and $102, respectively	(317)	(462)	(186)
Net unrealized gains on derivative instruments, net of tax expense of $0, $4 and $13, respectively	54	8	24
Reclassification of net realized gains on derivative instruments, net of tax expense of $0, $14 and $5, respectively	—	(26)	(9)
Total other comprehensive loss	(439)	(119)	(114)
Total comprehensive income	4,829	7,845	6,731
Comprehensive loss attributable to noncontrolling interests	3	3	9
Comprehensive income attributable to Qualcomm	$4,832	$7,848	$6,740

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	September 27, 2015	September 28, 2014	September 29, 2013
Operating Activities:
Net income	$5,268	$7,964	$6,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,214	1,150	1,017
Gain on sale of discontinued operations	—	(665)	—
Indefinite and long-lived asset impairment charges	317	642	192
Income tax provision in excess of income tax payments	47	298	268
Non-cash portion of share-based compensation expense	1,026	1,059	1,105
Incremental tax benefits from share-based compensation	(103)	(280)	(231)
Net realized gains on marketable securities and other investments	(500)	(826)	(369)
Impairment losses on marketable securities and other investments	200	180	85
Other items, net	(16)	(17)	(19)
Changes in assets and liabilities:
Accounts receivable, net	550	(281)	(680)
Inventories	93	(155)	(300)
Other assets	(793)	108	(209)
Trade accounts payable	(908)	619	307
Payroll, benefits and other liabilities	(328)	(617)	752
Unearned revenues	(561)	(292)	15
Net cash provided by operating activities	5,506	8,887	8,778
Investing Activities:
Capital expenditures	(994)	(1,185)	(1,048)
Purchases of available-for-sale securities	(15,400)	(13,581)	(13,951)
Proceeds from sales and maturities of available-for-sale securities	15,080	13,587	13,494
Purchases of trading securities	(1,160)	(3,075)	(3,312)
Proceeds from sales and maturities of trading securities	1,658	2,824	3,367
Purchases of other marketable securities	—	(220)	—
Proceeds from sale of discontinued operations, net of cash sold	—	788	—
Proceeds from sales of property, plant and equipment	266	37	4
Acquisitions and other investments, net of cash acquired	(2,997)	(883)	(192)
Other items, net	(25)	69	60
Net cash used by investing activities	(3,572)	(1,639)	(1,578)
Financing Activities:
Proceeds from short-term debt	4,083	—	—
Proceeds from long-term debt	9,937	—	534
Repayment of short-term debt	(3,083)	—	—
Repayment of long-term debt	—	—	(439)
Proceeds from issuance of common stock	787	1,439	1,525
Repurchases and retirements of common stock	(11,246)	(4,549)	(4,610)
Dividends paid	(2,880)	(2,586)	(2,055)
Incremental tax benefits from share-based compensation	103	280	231
Other items, net	38	(64)	(31)
Net cash used by financing activities	(2,261)	(5,480)	(4,845)
Changes in cash and cash equivalents held for sale	—	—	(15)
Effect of exchange rate changes on cash and cash equivalents	(20)	(3)	(5)
Net (decrease) increase in cash and cash equivalents	(347)	1,765	2,335
Cash and cash equivalents at beginning of period	7,907	6,142	3,807
Cash and cash equivalents at end of period	$7,560	$7,907	$6,142
See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock Shares	Common Stock and Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Qualcomm Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at September 30, 2012	1,706	$11,956	$20,701	$866	$33,523	$22	$33,545
Total comprehensive income	—	—	6,853	(113)	6,740	(9)	6,731
Common stock issued under employee benefit plans and the related tax benefits	57	1,759	—	—	1,759	—	1,759
Repurchases and retirements of common stock	(72)	(4,610)	—	—	(4,610)	—	(4,610)
Share-based compensation	—	1,142	—	—	1,142	—	1,142
Tax withholdings related to vesting of share-based payments	(6)	(374)	—	—	(374)	—	(374)
Dividends	—	—	(2,093)	—	(2,093)	—	(2,093)
Issuance of subsidiary shares to noncontrolling interests	—	2	—	—	2	9	11
Deconsolidation of subsidiaries	—	—	—	—	—	(23)	(23)
Other	—	(1)	—	—	(1)	—	(1)
Balance at September 29, 2013	1,685	9,874	25,461	753	36,088	(1)	36,087
Total comprehensive income (1)	—	—	7,967	(119)	7,848	(3)	7,845
Common stock issued under employee benefit plans and the related tax benefits	50	1,726	—	—	1,726	—	1,726
Repurchases and retirements of common stock	(60)	(4,549)	—	—	(4,549)	—	(4,549)
Share-based compensation	—	1,101	—	—	1,101	—	1,101
Tax withholdings related to vesting of share-based payments	(6)	(417)	—	—	(417)	—	(417)
Dividends	—	—	(2,629)	—	(2,629)	—	(2,629)
Other	—	1	—	—	1	1	2
Balance at September 28, 2014	1,669	7,736	30,799	634	39,169	(3)	39,166
Total comprehensive income	—	—	5,271	(439)	4,832	(3)	4,829
Common stock issued under employee benefit plans and the related tax benefits	32	871	—	—	871	—	871
Repurchases and retirements of common stock	(172)	(9,334)	(1,912)	—	(11,246)	—	(11,246)
Share-based compensation	—	1,078	—	—	1,078	—	1,078
Tax withholdings related to vesting of share-based payments	(5)	(351)	—	—	(351)	—	(351)
Dividends	—	—	(2,932)	—	(2,932)	—	(2,932)
Other	—	—	—	—	—	(1)	(1)
Balance at September 27, 2015	1,524	$—	$31,226	$195	$31,421	$(7)	$31,414

(1)	Income (loss) from discontinued operations, net of income taxes, (Note 11) was attributable to Qualcomm.
See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Its Significant Accounting Policies
The Company. QUALCOMM Incorporated, a Delaware corporation, and its subsidiaries (collectively the Company or Qualcomm) develop, design, manufacture, have manufactured on its behalf and market digital communications products and services. The Company is a leading developer and supplier of integrated circuits and system software based on CDMA (Code Division Multiple Access), OFDMA (Orthogonal Frequency Division Multiple Access) and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products to device and infrastructure manufacturers. The Company grants licenses to use portions of its intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products and receives fixed license fees (payable in one or more installments) as well as ongoing royalties based on sales by licensees of wireless telecommunications equipment products incorporating its patented technologies. The Company provides software products and content and push-to-talk enablement services across a wide variety of platforms and devices for the wireless industry and sells products designed for the implementation of small cells. The Company also makes strategic investments to support the global adoption of its technologies and services.
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
Financial Statement Preparation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s consolidated financial statements and the accompanying notes. Examples of the Company’s significant accounting estimates that may involve a higher degree of judgment and complexity than others include: the determination of other-than-temporary impairments of marketable securities; the valuation of inventories; the valuation and assessment of the recoverability of goodwill and other indefinite-lived and long-lived assets; the recognition, measurement and disclosure of loss contingencies related to legal proceedings; and the calculation of tax liabilities, including the recognition and measurement of uncertain tax positions and the determination that the operating earnings of certain non-United States subsidiaries are indefinitely reinvested outside the United States. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.
Fiscal Year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The fiscal years ended September 27, 2015, September 28, 2014 and September 29, 2013 included 52 weeks.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

price targets; views of external investment managers; news or financial information that has been released specific to the investee; and the outlook for the overall industry in which the investee operates.
If a debt security’s market value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an other-than-temporary impairment charge to net investment income for the entire amount of the impairment. For the remaining debt securities, if an other-than-temporary impairment exists, the Company separates the other-than-temporary impairment into the portion of the loss related to credit factors, or the credit loss portion, which is recorded as a charge to net investment income, and the portion of the loss that is not related to credit factors, or the noncredit loss portion, which is recorded as a component of other accumulated comprehensive income, net of income taxes.
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
Derivatives. The Company’s primary objectives for holding derivative instruments are to manage interest rate risk on its long-term debt and to manage foreign exchange risk for certain foreign currency revenue and operating expenditure transactions. To a lesser extent, the Company also holds derivative instruments in its investment portfolios to manage risk by acquiring or reducing foreign exchange risk, interest rate risk and/or equity, prepayment and credit risk. Additionally, the Company may use derivative instruments as part of its stock repurchase program. Derivative instruments are recorded at fair value and included in other current assets, noncurrent assets, other accrued liabilities or other noncurrent liabilities based on their maturity dates. Counterparties to the Company’s derivative instruments are all major banking institutions.
Interest Rate Swaps: The Company manages its exposure to certain interest rate risks related to its long-term debt through the use of interest rate swaps. Such swaps allow the Company to effectively convert fixed-rate payments into floating-rate payments based on LIBOR. These transactions are designated as fair value hedges, and the gains and losses related to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to changes in the market interest rates. The net gains and losses on the interest rate swaps, as well as the offsetting gains or losses on the related fixed-rate debt attributable to the hedged risks, are recognized in earnings as interest expense in the current period. The interest settlement payments associated with the interest rate swap agreements are classified as cash flows from operating activities in the consolidated statements of cash flows.
At September 27, 2015, the aggregate fair value of the Company’s interest rate swaps related to its long-term debt of $32 million was recorded in total assets. The swaps had an aggregate notional amount of $3.0 billion, which effectively converted all of the fixed-rate debt due in 2018 and approximately 43% and 50% of the fixed-rate debt due in 2020 and 2022, respectively, into floating-rate debt. The maturities of the swaps match the Company’s fixed-rate debt due in 2018, 2020 and 2022. There were no such interest rate swaps outstanding at September 28, 2014.
Foreign Currency Hedges: The Company manages its exposure to foreign exchange market risks, when deemed appropriate, through the use of derivative instruments, including foreign currency forward and option contracts with financial counterparties. These derivative instruments mature between one and nine months. Gains and losses arising from the effective portion of such contracts that are designated as cash flow hedging instruments are recorded as a component of accumulated other comprehensive income as gains and losses on derivative instruments, net of income taxes. The hedging gains and losses in accumulated other comprehensive income are subsequently reclassified to revenues or costs and expenses, as applicable, in the consolidated statements of operations in the same period in which the underlying transactions affect the Company’s earnings. Gains and losses arising from the ineffective portion of such contracts are recorded in net investment income as gains and losses on derivative instruments. The cash flows associated with derivative instruments designated as cash flow or net investment hedging instruments are classified as cash flows from operating activities in the consolidated statements of cash flows, which is the same category as the hedged transaction. The cash flows associated with the ineffective portion of such derivative instruments are classified as cash flows from investing activities in the consolidated statements of cash flows.
The aggregate fair value of the Company’s foreign currency option and forward contracts used to hedge foreign currency risk recorded in total assets and in total liabilities was negligible at September 27, 2015 and September 28, 2014. All such instruments were designated as cash flow hedges.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Portfolio Derivatives: The Company also utilizes currency forwards, futures, options and swaps that are not designated as hedging instruments to acquire or reduce foreign exchange, interest rate and/or equity, prepayment and credit risks in its marketable securities investment portfolios. The Company primarily uses such derivative instruments for risk management and not speculative purposes. These derivative instruments mature over various periods up to one year. Gains and losses arising from changes in the fair values of such derivative instruments are recorded in net investment income as gains and losses on derivative instruments. The cash flows associated with such derivative instruments are classified as cash flows from investing activities in the consolidated statements of cash flows. At September 27, 2015 and September 28, 2014, the fair values of these derivative instruments recorded in total assets and in total liabilities were negligible.
Gross Notional Amounts: The gross notional amounts of the Company’s interest rate, foreign currency and investment portfolio derivatives by instrument type were as follows (in millions):

	September 27, 2015	September 28, 2014
Forwards	$269	$210
Futures	133	$260
Options	620	122
Swaps	3,004	5
	$4,026	$597
The gross notional amounts by currency were as follows (in millions):

	September 27, 2015	September 28, 2014
British pound sterling	$83	$97
Chinese renminbi	111	—
Euro	36	43
Indian rupee	409	3
Japanese yen	174	19
Korean won	81	121
United States dollar	3,089	266
Other	43	48
	$4,026	$597
Stock Repurchase Program: In connection with the Company’s stock repurchase program, the Company may sell put options that require it to repurchase shares of its common stock at fixed prices. These put options subject the Company to equity price risk. Changes in the fair value of these put options are recorded in net investment income as gains and losses on derivative instruments. The cash flows associated with the put options are classified as cash flows from investing activities in the consolidated statements of cash flows. There were no put options outstanding during fiscal 2015 and 2014.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Allowances for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers the following factors when determining if collection of required payments is reasonably assured: customer credit-worthiness; past transaction history with the customer; current economic industry trends; changes in customer payment terms; and bank credit-worthiness for letters of credit. If the Company has no previous experience with the customer, the Company may request financial information, including financial statements or other documents, to determine that the customer has the means of making payment. The Company may also obtain reports from various credit organizations to determine that the customer has a history of paying its creditors. If these factors do not indicate collection is reasonably assured, revenue is deferred as a reduction to accounts receivable until collection becomes reasonably assured, which is generally upon receipt of cash. If the financial condition of the Company’s customers was to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.
Inventories. Inventories are valued at the lower of cost or market (replacement cost, not to exceed net realizable value) using the first-in, first-out method. Recoverability of inventories is assessed based on review of future customer demand that considers multiple factors, including committed purchase orders from customers as well as purchase commitment projections provided by customers, among other things.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment. Property, plant and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives. Upon the retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is recorded. Buildings and building improvements on owned land are depreciated over 30 years and 15 years, respectively. Leasehold improvements are amortized over the shorter of their estimated useful lives, not to exceed 15 years, or the remaining term of the related lease. Other property, plant and equipment have useful lives ranging from 2 to 25 years. Leased property meeting certain capital lease criteria is capitalized, and the net present value of the related lease payments is recorded as a liability. Amortization of assets under capital leases is recorded using the straight-line method over the shorter of the estimated useful lives or the lease terms. Maintenance, repairs and minor renewals or betterments are charged to expense as incurred. Interest expense related to the broadband wireless access (BWA) spectrum and related construction of the network infrastructure assets in India by the Company’s former BWA subsidiaries was capitalized beginning in May 2012 through the third quarter of fiscal 2013 when the BWA subsidiaries were deconsolidated. Interest capitalized by the former BWA subsidiaries totaled $65 million in fiscal 2013.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Concentrations. A significant portion of the Company’s revenues is concentrated with a small number of customers/licensees of the Company’s QCT and QTL segments. Revenues related to the products of two companies comprised 20% and 25% of total consolidated revenues in fiscal 2015, compared to 28% and 21% in fiscal 2014 and 24% and 19% in fiscal 2013, respectively. Aggregate accounts receivable from three customers/licensees comprised 36% and 53% of gross accounts receivable at September 27, 2015 and September 28, 2014, respectively.
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
The fair values of RSUs are estimated based on the fair market values of the underlying stock on the dates of grant or dates the RSUs are assumed. If RSUs do not have the right to participate in dividends, the fair values are discounted by the dividend yield. The weighted-average estimated fair values of employee RSUs granted during fiscal 2015, 2014 and 2013 were $68.77, $72.81 and $64.21 per share, respectively. For the majority of RSUs, shares are issued on the vesting dates net of the amount of shares needed to satisfy statutory tax withholding requirements to be paid by the Company on behalf of the employees. As a result, the actual number of shares issued will be fewer than the number of RSUs outstanding. The annual pre-vest forfeiture rate for RSUs granted in fiscal 2015, 2014 and 2013 was estimated to be approximately 3% based on historical experience.
Total share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

	2015	2014	2013
Cost of equipment and services revenues	$42	$49	$71
Research and development	659	672	643
Selling, general and administrative	325	338	391
Share-based compensation expense before income taxes	1,026	1,059	1,105
Related income tax benefit	(190)	(203)	(217)
	$836	$856	$888
The Company recorded $267 million, $249 million and $242 million in share-based compensation expense during fiscal 2015, 2014 and 2013, respectively, related to share-based awards granted during those periods. The remaining share-based compensation expense was primarily related to share-based awards granted in earlier periods and share-based awards assumed. In addition, for fiscal 2015, 2014 and 2013, $103 million, $280 million and $231 million, respectively, were

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reclassified to reduce net cash provided by operating activities with an offset to net cash used by financing activities in the consolidated statements of cash flows to reflect the incremental tax benefits from stock options exercised and restricted stock units and other share-based awards that vested in those periods.
Legal Proceedings. The Company is currently involved in certain legal proceedings. The Company discloses a loss contingency if there is at least a reasonable possibility that a material loss has been incurred. The Company records its best estimate of a loss related to pending legal proceedings when the loss is considered probable and the amount can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. As additional information becomes available, the Company assesses the potential liability related to pending legal proceedings and revises its estimates and updates its disclosures accordingly. The Company’s legal costs associated with defending itself are recorded to expense as incurred.
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
Earnings Per Common Share. Basic earnings per common share are computed by dividing net income attributable to Qualcomm by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share are computed by dividing net income attributable to Qualcomm by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options and/or accelerated share repurchase agreements, if any, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost for future service that the Company has not yet recognized, if any, and the estimated tax benefits that would be recorded in paid-in capital when an award is settled, if any, are assumed to be used to repurchase shares in the current period. The dilutive common share equivalents, calculated using the treasury stock method, for fiscal 2015, 2014 and 2013 were 20,724,000, 30,655,000 and 38,670,000, respectively. Shares of common stock equivalents outstanding that were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period were 4,652,000 during fiscal 2015, which were primarily attributable to the ASR Agreements (Note 4), and 846,000 and 507,000 during fiscal 2014 and 2013, respectively.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASU 2014-09 defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. This ASU, as amended, will be effective for the Company starting in the first quarter of fiscal 2019. The FASB will also permit entities to adopt one year earlier if they choose. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. The Company does not intend to adopt the standard early and is in the process of determining the adoption method as well as the effects the adoption will have on its consolidated financial statements.
Note 2. Composition of Certain Financial Statement Items

Accounts Receivable (in millions)
	September 27, 2015	September 28, 2014
Trade, net of allowances for doubtful accounts of $6 and $5, respectively	$1,941	$2,362
Long-term contracts	11	17
Other	12	33
	$1,964	$2,412

Inventories (in millions)
	September 27, 2015	September 28, 2014
Raw materials	$1	$1
Work-in-process	550	656
Finished goods	941	801
	$1,492	$1,458

Property, Plant and Equipment (in millions)	September 27, 2015	September 28, 2014
Land	$212	$225
Buildings and improvements	1,544	1,456
Computer equipment and software	1,422	1,349
Machinery and equipment	2,287	2,117
Furniture and office equipment	83	85
Leasehold improvements	274	247
Construction in progress	72	201
	5,894	5,680
Less accumulated depreciation and amortization	(3,360)	(3,193)
	$2,534	$2,487
Depreciation and amortization expense related to property, plant and equipment for fiscal 2015, 2014 and 2013 was $625 million, $609 million and $515 million, respectively. The gross book values of property under capital leases included in buildings and improvements were negligible at September 27, 2015 and September 28, 2014, respectively.
Goodwill and Other Intangible Assets. The Company allocates goodwill to its reporting units for annual impairment testing purposes. The following table presents the goodwill allocated to the Company’s reportable and nonreportable segments, as described in Note 8, as well as the changes in the carrying amounts of goodwill during fiscal 2015 and 2014 (in

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

millions):

	QCT	QTL	Nonreportable Segments	Total
Balance at September 29, 2013	$2,875	$706	$395	$3,976
Acquisitions	592	6	30	628
Impairments	—	—	(116)	(116)
Balance at September 28, 2014 (1)	3,467	712	309	4,488
Acquisitions	998	6	254	1,258
Impairments	—	—	(260)	(260)
Other (2)	(4)	—	(3)	(7)
Balance at September 27, 2015 (1)	$4,461	$718	$300	$5,479

(1)	Cumulative goodwill impairments were $520 million and $260 million at September 27, 2015 and September 28, 2014, respectively.

(2)	Includes changes in goodwill amounts resulting from foreign currency translation and purchase accounting adjustments.
The components of other intangible assets, net were as follows (in millions):

	September 27, 2015			September 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Weighted-average amortization period (years)	Gross Carrying Amount	Accumulated Amortization	Weighted-average amortization period (years)
Wireless spectrum	$2	$(2)	5	$18	$(9)	14
Marketing-related	93	(59)	8	78	(47)	9
Technology-based	5,735	(2,078)	10	4,460	(1,956)	11
Customer-related	111	(60)	4	85	(49)	6
	$5,941	$(2,199)	10	$4,641	$(2,061)	11
All of these intangible assets are subject to amortization, other than acquired in-process research and development with carrying values of $196 million and $55 million at September 27, 2015 and September 28, 2014, respectively. Amortization expense related to these intangible assets was $591 million, $543 million and $499 million for fiscal 2015, 2014 and 2013, respectively. Amortization expense related to these intangible assets and acquired in-process research and development, beginning upon the expected completion of the underlying projects, is expected to be $727 million, $593 million, $550 million, $515 million and $445 million for each of the subsequent five years from fiscal 2016 through 2020, respectively, and $912 million thereafter.

Other Current Liabilities (in millions)
	September 27, 2015	September 28, 2014
Customer incentives and other customer-related liabilities	$1,894	$1,777
Other	462	466
	$2,356	$2,243
Other Comprehensive Income. Other comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, other than net income and including foreign currency translation adjustments and unrealized gains and losses on marketable securities and derivative instruments. Changes in the components of accumulated other comprehensive income, net of income taxes, in Qualcomm stockholders’ equity during fiscal year ended September 27, 2015 were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Foreign Currency Translation Adjustment	Noncredit Other-than-Temporary Impairment Losses and Subsequent Changes in Fair Value for Certain Available-for-Sale Debt Securities	Net Unrealized Gain (Loss) on Other Available-for-Sale Securities	Net Unrealized Gain (Loss) on Derivative Instruments	Total Accumulated Other Comprehensive Income
Balance at September 28, 2014	$(113)	$24	$723	$—	$634
Other comprehensive (loss) income before reclassifications	(47)	(19)	(215)	54	(227)
Reclassifications from accumulated other comprehensive (loss) income	—	(1)	(211)	—	(212)
Other comprehensive (loss) income	(47)	(20)	(426)	54	(439)
Balance at September 27, 2015	$(160)	$4	$297	$54	$195
In the third quarter of fiscal 2015, the Company entered into U.S. Treasury rate locks in anticipation of its debt offering (Note 6), which were designated as cash flow hedges. This resulted in the deferral of gains of $56 million in accumulated other comprehensive income, which is recognized ratably over the 10- and 30-year lives of the underlying notes associated with the U.S. Treasury rate locks. Reclassifications from accumulated other comprehensive income related to available-for-sale securities and foreign currency translation adjustments of $212 million and $360 million for fiscal 2015 and fiscal 2014, respectively, were recorded in investment income, net (Note 2). Reclassifications from accumulated other comprehensive income related to derivative instruments of $26 million for fiscal 2014 were recorded in revenues, cost of equipment and services revenues, research and development expenses and selling, general and administrative expenses.
Other Costs and Expenses. On February 9, 2015, the Company announced that it had reached a resolution with the China National Development and Reform Commission (NDRC) regarding its investigation of the Company relating to China’s Anti-Monopoly Law (AML) and the Company’s licensing business and certain interactions between the Company’s licensing business and its chipset business. The NDRC issued an Administrative Sanction Decision finding that the Company had violated the AML, and the Company agreed to implement a rectification plan that modifies certain of its business practices in China. In addition, the NDRC imposed a fine on the Company of 6.088 billion Chinese Yuan renminbi (approximately $975 million), which the Company has paid. The Company recorded the amount of the fine in the second quarter of fiscal 2015 in other expenses. Other expenses in fiscal 2015 also included $255 million and $11 million in impairment charges on goodwill and intangible assets, respectively, related to the Company’s content and push-to-talk services and display businesses and $190 million in restructuring and restructuring-related charges related to the Company’s Strategic Realignment Plan (Note 10), partially offset by $138 million in gains on sales of certain property, plant and equipment.
Other expenses in fiscal 2014 were comprised of $507 million and $100 million in certain property, plant and equipment and goodwill impairment charges, respectively, and $19 million in restructuring-related costs incurred by one of the Company’s display businesses. At September 28, 2014, the carrying values of such goodwill and property, plant and equipment were $35 million and $148 million, respectively, including $116 million in property, plant and equipment that was classified as held for sale and included in other assets. Other expenses in fiscal 2014 also included a $16 million goodwill impairment charge related to the Company’s former QRS division and a $15 million legal settlement, partially offset by the reversal of the $173 million accrual recorded in fiscal 2013 related to the ParkerVision verdict against us, which was overturned (Note 7).
Other expenses in fiscal 2013 were comprised of the $173 million ParkerVision charge and a $158 million impairment charge related to certain property, plant and equipment of one of the Company’s display businesses.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Income, Net (in millions)
	2015	2014	2013
Interest and dividend income	$527	$586	$697
Net realized gains on marketable securities	451	770	317
Net realized gains on other investments	49	56	52
Impairment losses on marketable securities	(163)	(156)	(72)
Impairment losses on other investments	(37)	(24)	(13)
Net gains on derivative instruments	17	5	—
Equity in net losses of investees	(32)	(10)	(6)
Net gains on deconsolidation of subsidiaries	3	6	12
	$815	$1,233	$987
Net impairment losses on marketable securities related to the noncredit portion of losses on debt securities recognized in other comprehensive income were $23 million in fiscal 2015 and were negligible in fiscal 2014 and 2013.
Note 3. Income Taxes
The components of the income tax provision for continuing operations were as follows (in millions):

	2015	2014	2013
Current (benefit) provision:
Federal	$(67)	$172	$324
State	4	10	15
Foreign	1,307	1,116	1,068
	1,244	1,298	1,407
Deferred (benefit) provision:
Federal	(9)	(30)	(32)
State	1	(10)	6
Foreign	(17)	(14)	(32)
	(25)	(54)	(58)
	$1,219	$1,244	$1,349
The foreign component of the income tax provision consists primarily of foreign withholding taxes on royalty fees included in United States earnings.
The components of income from continuing operations before income taxes by United States and foreign jurisdictions were as follows (in millions):

	2015	2014	2013
United States	$2,993	$3,213	$3,798
Foreign	3,494	5,565	4,396
	$6,487	$8,778	$8,194

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the expected statutory federal income tax provision to the Company’s actual income tax provision for continuing operations (in millions):

	2015	2014	2013
Expected income tax provision at federal statutory tax rate	$2,270	$3,072	$2,868
State income tax provision, net of federal benefit	18	24	26
Foreign income taxed at other than U.S. rates	(937)	(1,750)	(1,362)
Research and development tax credits	(148)	(61)	(195)
Other	16	(41)	12
	$1,219	$1,244	$1,349
During fiscal 2015, the NDRC imposed a fine of $975 million, which was not deductible for tax purposes and was substantially attributable to a foreign jurisdiction. Additionally, during fiscal 2015, the Company recorded a tax benefit of $101 million related to fiscal 2014 resulting from the United States government reinstating the federal research and development tax credit retroactively to January 1, 2014 through December 31, 2014. The effective tax rate for fiscal 2015 also reflected the United States federal research and development tax credit generated through December 31, 2014, the date on which the credit expired, and a $61 million tax benefit as a result of a favorable tax audit settlement with the Internal Revenue Service (IRS).
The Company’s QCT segment’s non-United States headquarters is located in Singapore. The Company has obtained tax incentives in Singapore that commenced in March 2012, which are effective through March 2027, that result in a tax exemption for the first five years provided that the Company meets specified employment and investment criteria. The Company’s Singapore tax rate will increase in fiscal 2017 and again in fiscal 2027 as a result of the expiration of these incentives. Had the Company established QCT’s non-United States headquarters in Singapore without these tax incentives, the Company’s income tax expense would have been higher and impacted earnings per share attributable to Qualcomm as follows (in millions, except per share amounts):

	2015	2014	2013
Additional income tax expense	$656	$690	$758
Reduction to diluted earnings per share	$0.40	$0.40	$0.43
The Company considers the operating earnings of certain non-United States subsidiaries to be indefinitely reinvested outside the United States based on the Company’s plans for use and/or investment outside the United States and the Company’s belief that its sources of cash and liquidity in the United States will be sufficient to meet future domestic cash needs. The Company has not recorded a deferred tax liability of approximately $10.2 billion related to the United States federal and state income taxes and foreign withholding taxes on approximately $28.8 billion of undistributed earnings of certain non-United States subsidiaries indefinitely reinvested outside the United States. Should the Company decide to no longer indefinitely reinvest such earnings outside the United States, the Company would have to adjust the income tax provision in the period management makes such determination.
The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is currently a participant in the IRS Compliance Assurance Process, whereby the IRS and the Company endeavor to agree on the treatment of all tax issues prior to the tax return being filed. The IRS completed its examination of the Company’s tax return for fiscal 2013 and issued a no change letter in October 2014, resulting in no change to the income tax provision. The Company is no longer subject to United States federal income tax examinations for years prior to fiscal 2014. The Company is subject to examination by the California Franchise Tax Board for fiscal years after 2011. The Company is also subject to income taxes in other taxing jurisdictions in the United States and around the world, many of which are open to tax examinations for periods after fiscal 2000. The outcome of any state or foreign income tax examination is not expected to be material to the Company’s consolidated financial statements.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had deferred tax assets and deferred tax liabilities as follows (in millions):

	September 27, 2015	September 28, 2014
Unearned revenues	$1,029	$1,189
Unused tax credits	897	388
Unrealized losses on marketable securities	441	370
Share-based compensation	331	404
Accrued liabilities and reserves	317	529
Unused net operating losses	265	120
Other	95	93
Total gross deferred tax assets	3,375	3,093
Valuation allowance	(635)	(414)
Total net deferred tax assets	2,740	2,679
Intangible assets	(548)	(315)
Unrealized gains on marketable securities	(273)	(484)
Other	(105)	(135)
Total deferred tax liabilities	(926)	(934)
Net deferred tax assets	$1,814	$1,745
Reported as:
Current deferred tax assets	$635	$577
Non-current deferred tax assets	1,453	1,174
Current deferred tax liabilities (1)	(4)	—
Non-current deferred tax liabilities (1)	(270)	(6)
	$1,814	$1,745

(1)	Current deferred tax liabilities and non-current deferred tax liabilities were included in other current liabilities and other liabilities, respectively, in the consolidated balance sheets.
At September 27, 2015, the Company had unused federal net operating loss carryforwards of $366 million expiring from 2021 through 2033, unused state net operating loss carryforwards of $696 million expiring from 2016 through 2035 and unused foreign net operating loss carryforwards of $413 million expiring from 2019 through 2024. At September 27, 2015, the Company had unused state tax credits of $522 million, of which substantially all may be carried forward indefinitely, unused federal tax credits of $353 million expiring from 2025 through 2034 and unused tax credits of $22 million in foreign jurisdictions expiring from 2032 through 2035. The Company does not expect its federal net operating loss carryforwards to expire unused.
The Company believes, more likely than not, that it will have sufficient taxable income after deductions related to share-based awards to utilize the majority of its deferred tax assets. At September 27, 2015, the Company has provided a valuation allowance on certain state tax credits, foreign deferred tax assets, state net operating losses and state net capital losses of $513 million, $102 million, $19 million and $1 million, respectively. The valuation allowances reflect the uncertainties surrounding the Company’s ability to generate sufficient future taxable income in certain foreign and state tax jurisdictions to utilize its net operating losses and the Company’s ability to generate sufficient capital gains to utilize all capital losses.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the changes in the amount of unrecognized tax benefits for fiscal 2015, 2014 and 2013 follows (in millions):

	2015	2014	2013
Beginning balance of unrecognized tax benefits	$87	$221	$86
Additions based on prior year tax positions	31	1	1
Reductions for prior year tax positions and lapse in statute of limitations	(70)	(67)	—
Additions for current year tax positions	5	5	145
Settlements with taxing authorities	(13)	(73)	(11)
Ending balance of unrecognized tax benefits	$40	$87	$221
The Company does not expect any unrecognized tax benefits recorded at September 27, 2015 to result in a significant cash payment in fiscal 2016. Unrecognized tax benefits at September 27, 2015 included $38 million for tax positions that, if recognized, would impact the effective tax rate. The unrecognized tax benefits differ from the amount that would affect the Company’s effective tax rate primarily because the unrecognized tax benefits were included on a gross basis and did not reflect secondary impacts such as the federal deduction for state taxes, adjustments to deferred tax assets and the valuation allowance that might be required if the Company’s tax positions are sustained. The decrease in unrecognized tax benefits in fiscal 2015 primarily resulted from a favorable tax audit settlement with the IRS related to Qualcomm Atheros, Inc.’s pre-acquisition 2010 and 2011 tax returns, which was partially offset by an increase related to the CSR acquisition (Note 9). The decrease in unrecognized tax benefits in fiscal 2014 was primarily due to an agreement reached with the IRS on components of the Company’s fiscal 2013 tax returns. The increase in unrecognized tax benefits in fiscal 2013 was primarily due to tax positions related to transfer pricing. The Company does not believe that it is reasonably possible that the total amounts of unrecognized tax benefits at September 27, 2015 will significantly increase or decrease in fiscal 2016.
Cash amounts paid for income taxes, net of refunds received, were $1.2 billion, $1.2 billion and $1.1 billion for fiscal 2015, 2014 and 2013, respectively.
Note 4. Capital Stock
Preferred Stock. The Company has 8,000,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $0.0001 per share. In conjunction with the Amended and Restated Rights Agreement dated as of September 25, 2005 between the Company and Computershare Trust Company, N.A., as successor Rights Agent to Computershare Investor Services LLC, as amended (the Rights Agreement), 4,000,000 shares of preferred stock were designated as Series A Junior Participating Preferred Stock. The Rights Agreement expired on its scheduled expiration date of September 25, 2015, and all shares of preferred stock previously designated as Series A Junior Participating Preferred Stock were eliminated and returned to the status of authorized but unissued shares of preferred stock, without designation on September 28, 2015. At September 27, 2015 and September 28, 2014, no shares of preferred stock were outstanding.
Stock Repurchase Program. On March 9, 2015, the Company announced a stock repurchase program authorizing it to repurchase up to $15 billion of the Company’s common stock. The stock repurchase program has no expiration date.
In May 2015, the Company entered into two accelerated share repurchase agreements (ASR Agreements) with two financial institutions under which the Company paid an aggregate of $5.0 billion upfront to the financial institutions and received from them an initial delivery of 57,737,000 shares of the Company’s common stock, which were retired and recorded as a $4.0 billion reduction to stockholders’ equity. The remaining payment of $1.0 billion was recorded as a reduction to stockholders’ equity as an unsettled forward contract indexed to the Company’s own stock. During August 2015, the ASR Agreements were completed, and an additional 20,539,000 shares were delivered to the Company, which were retired. In total, the Company purchased 78,276,000 shares based on the average daily volume weighted-average stock price of the Company’s common stock during the respective terms of the ASR Agreements, less a discount.
During fiscal 2015, 2014 and 2013, the Company repurchased and retired an additional 94,159,000, 60,253,000 and 71,696,000 shares of common stock, respectively, for $6.2 billion, $4.5 billion and $4.6 billion, respectively, before commissions. To reflect share repurchases in the consolidated balance sheet, the Company (i) reduces common stock for the par value of the shares, (ii) reduces paid-in capital for the amount in excess of par to zero during the quarter in which the shares are repurchased and (iii) records the residual amount to retained earnings. At September 27, 2015, $6.9 billion

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

remained authorized for repurchase under the Company’s stock repurchase program. Since September 27, 2015, the Company repurchased and retired 24,561,000 shares of common stock for $1.4 billion.
Dividends. On October 9, 2015, the Company announced a cash dividend of $0.48 per share on the Company’s common stock, payable on December 18, 2015 to stockholders of record as of the close of business on December 1, 2015. Dividends charged to retained earnings in fiscal 2015, 2014 and 2013 were as follows (in millions, except per share data):

	2015		2014		2013
	Per Share	Total	Per Share	Total	Per Share	Total
First quarter	$0.42	$710	$0.35	$599	$0.25	$435
Second quarter	0.42	702	0.35	599	0.25	439
Third quarter	0.48	771	0.42	718	0.35	615
Fourth quarter	0.48	749	0.42	713	0.35	604
	$1.80	$2,932	$1.54	$2,629	$1.20	$2,093
Note 5. Employee Benefit Plans
Employee Savings and Retirement Plan. The Company has a 401(k) plan that allows eligible employees to contribute up to 85% of their eligible compensation, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company’s contribution expense was $81 million, $77 million and $70 million in fiscal 2015, 2014 and 2013, respectively.
Equity Compensation Plans. The 2006 Long-Term Incentive Plan (the 2006 Plan) was adopted during the second quarter of fiscal 2006 and replaced the 2001 Stock Option Plan and the 2001 Non-Employee Directors’ Stock Option Plan and their predecessor plans (the Prior Plans). The 2006 Plan provides for the grant of incentive and non-qualified stock options, restricted stock units, stock appreciation rights, restricted stock, performance stock units and other share-based awards and is the source of shares issued under the Non-Qualified Deferred Compensation Plan (the NQDCP). The shares authorized under the 2006 Plan were approximately 573,284,000 at September 27, 2015. The share reserve remaining under the 2006 Plan was approximately 199,772,000 at September 27, 2015. Shares subject to any stock option under the Prior Plans that is terminated or canceled (but not a stock option under the Prior Plans that expires) following the date that the 2006 Plan was approved by stockholders, and shares that are subject to an award under the NQDCP and are returned to the Company because they fail to vest, will again become available for grant under the 2006 Plan. The Board of Directors of the Company may amend or terminate the 2006 Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval.
RSUs are share awards that entitle the holder to receive shares of the Company’s common stock upon vesting. The RSUs generally include dividend-equivalent rights and vest over periods of three years from the date of grant. A summary of RSU transactions for all equity compensation plans follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
	(In thousands)		(In billions)
RSUs outstanding at September 28, 2014	28,550	$67.36
RSUs granted	15,425	68.77
RSUs canceled/forfeited	(2,329)	69.42
RSUs vested	(13,899)	64.63
RSUs outstanding at September 27, 2015	27,747	$69.35	$1.5
At September 27, 2015, total unrecognized compensation expense related to non-vested RSUs granted prior to that date was $1.3 billion, which is expected to be recognized over a weighted-average period of 1.8 years. The total vest-date fair value of RSUs that vested during fiscal 2015, 2014 and 2013 was $1.0 billion, $1.1 billion and $1.0 billion, respectively. Upon vesting, the Company issues new shares of common stock. For the majority of RSUs, shares are issued on the vesting dates net of the amount of shares needed to satisfy statutory tax withholding requirements to be paid by the Company on

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

behalf of the employees. The total shares withheld related to all share-based awards were approximately 5,043,000, 5,568,000 and 5,805,000 in fiscal 2015, 2014 and 2013, respectively, and were based on the value of the awards on their vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $351 million, $417 million and $374 million in fiscal 2015, 2014 and 2013, respectively.
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

	Number of Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Stock options outstanding at September 28, 2014	42,113	$41.23
Stock options canceled/forfeited/expired	(72)	40.82
Stock options exercised	(12,664)	40.86
Stock options outstanding at September 27, 2015	29,377	$41.40	2.6	$349
Exercisable at September 27, 2015	29,223	$41.46	2.6	$345
The total intrinsic value of stock options exercised during fiscal 2015, 2014 and 2013 was $371 million, $971 million and $949 million, respectively, and the amount of cash received from the exercise of stock options was $519 million, $1.2 billion and $1.3 billion, respectively. Upon option exercise, the Company issues new shares of stock. The total tax benefits realized, including the excess tax benefits, related to share-based awards was $437 million, $690 million and $659 million during fiscal 2015, 2014 and 2013, respectively.
Employee Stock Purchase Plan. The Company has an employee stock purchase plan for eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each offering period, which is generally six months. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The employee stock purchase plan includes a non-423(b) plan. The shares authorized under the employee stock purchase plan were approximately 71,709,000 at September 27, 2015. The shares reserved for future issuance were approximately 26,361,000 at September 27, 2015. During fiscal 2015, 2014 and 2013, approximately 4,977,000, 4,376,000 and 4,044,000 shares, respectively, were issued under the plan at an average price of $53.92, $58.81 and $52.70 per share, respectively. At September 27, 2015, total unrecognized compensation expense related to non-vested purchase rights granted prior to that date was $23 million. The Company recorded cash received from the exercise of purchase rights of $268 million, $257 million and $213 million during fiscal 2015, 2014 and 2013, respectively.
Note 6. Debt
Revolving Credit Facility. In February 2015, the Company entered into a Revolving Credit Facility that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.0 billion, expiring in February 2020. Proceeds from the Revolving Credit Facility will be used for general corporate purposes. Loans under the Revolving Credit Facility bear interest, at the option of the Company, at either LIBOR (determined in accordance with the Revolving Credit Facility) plus a margin of 0.7% per annum or the Base Rate (determined in accordance with the Revolving Credit Facility), plus an initial margin of 0% per annum. The Revolving Credit Facility has a facility fee, which accrues at a rate of 0.05% per annum. The Revolving Credit Facility requires that the Company comply with certain covenants, including one financial covenant to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization to consolidated interest expense, as defined in the Revolving Credit Facility, of not less than three to one at the end of each fiscal quarter. At September 27, 2015, the Company was in compliance with the covenants, and the Company had not borrowed any funds under the Revolving Credit Facility.
Commercial Paper Program. In March 2015, the Company began an unsecured commercial paper program, which provides for the issuance of up to $4.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. Maturities of commercial paper can range from 1 day to up to 397 days. At September 27, 2015, the Company had $1.0 billion of outstanding commercial paper recorded as short-term debt with a weighted-average interest rate

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of 0.19%, which included fees paid to the commercial paper dealers, and weighted-average remaining days to maturity of 38 days. The carrying value of the outstanding commercial paper approximated its estimated fair value at September 27, 2015.
Long-term Debt. In May 2015, the Company issued an aggregate principal amount of $10.0 billion of unsecured floating- and fixed-rate notes (the notes) with varying maturities. The proceeds from the notes of $9.9 billion, net of underwriting discounts and offering expenses, were used to fund the ASR Agreements (Note 4) and are also being used for other general corporate purposes. The following table provides a summary of the Company’s long-term debt as of September 27, 2015 (dollar amounts in millions):

	Principal Amount	Effective Interest Rate
Floating-rate notes due May 18, 2018	$250	0.66%
Floating-rate notes due May 20, 2020	250	0.94%
Fixed-rate 1.40% notes due May 18, 2018	1,250	0.43%
Fixed-rate 2.25% notes due May 20, 2020	1,750	1.62%
Fixed-rate 3.00% notes due May 20, 2022	2,000	2.08%
Fixed-rate 3.45% notes due May 20, 2025	2,000	3.46%
Fixed-rate 4.65% notes due May 20, 2035	1,000	4.74%
Fixed-rate 4.80% notes due May 20, 2045	1,500	4.71%
Total principal	10,000
Unamortized discount, including debt issuance costs	(63)
Hedge accounting fair value adjustments	32
Total long-term debt	$9,969
The interest rate on the floating rate notes due in 2018 and the floating rate notes due in 2020 for a particular interest period will be a per annum rate equal to three-month LIBOR as determined on the interest determination date plus 0.27% and 0.55%, respectively. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes. The Company may redeem the fixed-rate notes at any time in whole, or from time to time in part, at specified make-whole premiums as defined in the applicable form of note. The Company may not redeem the floating-rate notes prior to maturity. The Company is not subject to any financial covenants under the notes nor any covenants that would prohibit the Company from incurring additional indebtedness ranking equal to the notes, paying dividends, issuing securities or repurchasing securities issued by it or its subsidiaries. At September 27, 2015, the aggregate fair value of the notes, based on Level 2 inputs, was approximately $9.6 billion.
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
The effective interest rates for the notes include the interest on the notes, amortization of the discount, which includes debt issuance costs and, if applicable, adjustments related to hedging. The Company recognized $97 million of interest expense on its long-term debt during fiscal 2015. The Company did not have any long-term debt outstanding in fiscal 2014.
No principal payments are due on the Company’s notes prior to fiscal 2018. At September 27, 2015, future principal payments were $1.5 billion in fiscal 2018, $2.0 billion in fiscal 2020 and $6.5 billion after fiscal 2020; no principal payments were due in fiscal 2019. Cash interest paid related to the Company’s commercial paper program and long-term debt was $8 million during fiscal 2015. There were no such amounts paid in fiscal 2014.
Note 7. Commitments and Contingencies
Legal Proceedings. ParkerVision, Inc. v. QUALCOMM Incorporated: On July 20, 2011, ParkerVision filed a complaint against the Company in the United States District Court for the Middle District of Florida alleging that certain of the Company’s products infringe seven of its patents alleged to cover direct down-conversion receivers. ParkerVision’s complaint sought damages and injunctive and other relief. Subsequently, ParkerVision narrowed its allegations to assert only four patents. On October 17, 2013, the jury returned a verdict finding all asserted claims of the four at-issue patents to be infringed and finding that none of the asserted claims are invalid. On October 24, 2013, the jury returned a separate verdict assessing total past damages of $173 million and finding that the Company’s infringement was not willful. The Company recorded the verdict amount in fiscal 2013 as a charge in other expenses. Post-verdict motions, including the Company’s motions for judgment as a matter of law and a new trial on invalidity and non-infringement and ParkerVision’s motions for injunctive relief and ongoing royalties, were filed by January 24, 2014. A hearing on these motions was held on May 1, 2014. On June 20, 2014, the court granted the Company’s motion to overturn the infringement verdict, denied the Company’s motion to overturn the invalidity verdict, and denied the remaining motions as moot. The court then entered judgment in the Company’s favor. As a result of the court’s judgment, the Company is not liable for any damages to ParkerVision, and therefore, the Company reversed all recorded amounts related to the damages verdict in fiscal 2014. On June 25, 2014, ParkerVision filed a notice of appeal with the court. The Court of Appeals for the Federal Circuit heard the appeal on May 8, 2015 and issued a decision on July 31, 2015. The decision affirmed the District Court’s finding of non-infringement and granted in part the Company’s cross-appeal, holding 10 of the 11 asserted claims invalid. A subsequent Petition for Rehearing by ParkerVision was denied on October 2, 2015. On May 1, 2014, ParkerVision filed another complaint against the Company in the United States District Court for the Middle District of Florida alleging patent infringement. On August 21, 2014, ParkerVision amended the compliant, now captioned ParkerVision, Inc. v. QUALCOMM Incorporated, Qualcomm Atheros, Inc., HTC Corporation, HTC America, Inc., Samsung Electronics Co., LTD., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC, broadening the allegations. ParkerVision now alleges that the Company infringes 11 additional patents and seeks damages and injunctive and other relief. The Company was served with the complaint in this second action on August 28, 2014 and answered on November 17, 2014. A claim construction hearing was held on August 12, 2015, and no ruling has issued yet. The close of discovery is scheduled for March 2016, and the trial is scheduled for August 2016.
Nvidia Corporation v. QUALCOMM Incorporated: On September 4, 2014, Nvidia filed a complaint in the United States District Court for the District of Delaware and also with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against the Company, Samsung Electronics Co., Ltd., and other Samsung entities, alleging infringement of seven patents related to graphics processing. In the ITC complaint, Nvidia seeks an exclusion order barring the importation of certain consumer electronics and display device products, including some that incorporate the Company’s chipset products, that infringe, induce infringement and/or contribute to the infringement of at least one of the seven asserted graphics processing patents as well as a cease and desist order preventing the Company from carrying out commercial activities within the United States related to such products. In the District of Delaware complaint, Nvidia is seeking an award of damages for the infringement of the asserted patents, a finding that such infringement is willful and treble damages for such willful infringement, and an order permanently enjoining the Company from infringing the asserted patents. The ITC instituted an investigation into Nvidia’s allegations on October 6, 2014. On April 2, 2015, the Administrative Law Judge in the ITC investigation issued a claim construction order construing seven claim terms from five of the seven asserted patents. The evidentiary hearing for the investigation was held from June 22 to 25, 2015. Nvidia narrowed the case to three asserted patents. On October 9, 2015, the Administrative Law Judge issued an Initial Determination finding no violation of Section 337 because none of the three patents were both valid and infringed. On October 22, 2015, the Administrative Law Judge issued a recommendation that, if the ITC were to find any violation of Section 337 in the investigation, the ITC should issue a limited exclusion order directed at Samsung’s accused products and a cease and desist order against Samsung but not the Company. On October 26, 2015, Nvidia filed a petition requesting the ITC to review the Initial Determination as to two of the asserted patents, but is no longer pursuing infringement allegations with respect to the third patent. The target date for completion of the ITC investigation is scheduled for February 10, 2016. The district court case was stayed on October 23, 2014 pending completion of the ITC investigation, including appeals.
Japan Fair Trade Commission (JFTC) Complaint: The JFTC received unspecified complaints alleging that the Company’s business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and desist order concluding that the Company’s Japanese licensees were forced to cross-license patents to the Company on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against the Company’s other licensees who made a similar commitment in their license agreements with the Company. The cease and desist order seeks to require the Company to modify its existing license agreements with Japanese companies to eliminate these provisions while preserving the license of the Company’s patents to those companies. The Company disagrees with the conclusions that it forced its Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate the Japanese Antimonopoly Act. The Company has invoked its right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted the Company’s motion and issued a stay of the cease and desist order pending the administrative hearing before the JFTC. The JFTC has held hearings on 30 different dates, with the next hearing scheduled for December 16, 2015.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at September 27, 2015 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in numerous other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.
Indemnifications. The Company generally does not indemnify its customers and licensees for losses sustained from infringement of third-party intellectual property rights. However, the Company is contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

arising from qualifying claims of patent, copyright, trademark or trade secret infringement by products or services sold or provided by the Company. The Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company. Through September 27, 2015, the Company has received a number of claims from its direct and indirect customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by its products.
These indemnification arrangements are not initially measured and recognized at fair value because they are deemed to be similar to product warranties in that they relate to claims and/or other actions that could impair the ability of the Company’s direct or indirect customers to use the Company’s products or services. Accordingly, the Company records liabilities resulting from the arrangements when they are probable and can be reasonably estimated. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at September 27, 2015 associated with these indemnification arrangements, other than insignificant amounts, based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time.
Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Obligations under these agreements at September 27, 2015 for each of the subsequent five years from fiscal 2016 through 2020 were $3.0 billion, $953 million, $742 million, $697 million and $183 million, respectively, and $9 million thereafter. Of these amounts, for each of the subsequent five years from fiscal 2016 through 2020, commitments to purchase integrated circuit product inventories comprised $2.5 billion, $787 million, $706 million, $680 million and $166 million, respectively, and there were no purchase commitments thereafter. Integrated circuit product inventory obligations represent purchase commitments for semiconductor die, finished goods and manufacturing services, such as wafer bump, probe, assembly and final test. Under the Company’s manufacturing relationships with its foundry suppliers and assembly and test service providers, cancelation of outstanding purchase commitments is generally allowed but requires payment of costs incurred through the date of cancelation, and in some cases, incremental fees related to capacity underutilization.
Operating Leases. The Company leases certain of its land, facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 21 years and with provisions in certain leases for cost-of-living increases. Rental expense for fiscal 2015, 2014 and 2013 was $99 million, $91 million and $90 million, respectively. Future minimum lease payments at September 27, 2015 for each of the subsequent five years from fiscal 2016 through 2020 were $99 million, $73 million, $41 million, $27 million and $17 million, respectively, and $24 million thereafter.
Note 8. Segment Information
The Company is organized on the basis of products and services. The Company conducts business primarily through two reportable segments: QCT (Qualcomm CDMA Technologies) and QTL (Qualcomm Technology Licensing), and its QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments and includes revenues and related costs associated with development contracts with an equity method investee. The Company also has nonreportable segments, including its small cells, data center and other wireless technology and service initiatives.
The Company evaluates the performance of its segments based on earnings (loss) before income taxes (EBT) from continuing operations. Segment EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. Unallocated income and charges include certain interest expense; certain net investment income; certain share-based compensation; and certain research and development expenses, selling, general and administrative expenses and other expenses or income that were deemed to be not directly related to the businesses of the segments. Additionally, unallocated charges include recognition of the step-up of inventories to fair value, amortization and impairment of certain intangible assets and certain other acquisition-related charges, and beginning in the first quarter of fiscal 2015, third-party acquisition and integration services costs and certain other items, which may include major restructuring and restructuring-related costs, goodwill and long-lived asset impairment charges and litigation settlements and/or damages. The table below presents revenues, EBT and total assets for reportable segments (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	QCT	QTL	QSI	Reconciling Items	Total
2015
Revenues	$17,154	$7,947	$4	$176	$25,281
EBT	2,465	6,882	(74)	(2,786)	6,487
Total assets	2,923	438	812	46,623	50,796
2014
Revenues	$18,665	$7,569	$—	$253	$26,487
EBT	3,807	6,590	(7)	(1,612)	8,778
Total assets	3,639	161	484	44,290	48,574
2013
Revenues	$16,715	$7,554	$—	$597	$24,866
EBT	3,189	6,590	56	(1,641)	8,194
Total assets	3,305	28	511	41,672	45,516
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

	2015	2014	2013
China (including Hong Kong)	$13,337	$13,200	$12,288
South Korea	4,107	6,172	4,983
Taiwan	3,294	2,876	2,683
United States	246	372	805
Other foreign	4,297	3,867	4,107
	$25,281	$26,487	$24,866
Segment assets are comprised of accounts receivable and inventories for all reportable segments other than QSI. QSI segment assets include certain marketable securities, wireless spectrum, other investments and all assets of consolidated subsidiaries included in QSI. QSI assets at September 27, 2015, September 28, 2014 and September 29, 2013 included $163 million, $18 million and $17 million, respectively, related to investments in equity method investees. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, intangible assets and assets of nonreportable segments. The net book values of long-lived tangible assets located outside of the United States were $414 million, $288 million and $896 million at September 27, 2015, September 28, 2014 and September 29, 2013, respectively. The net book values of long-lived tangible assets located in the United States were $2.1 billion, $2.2 billion and $2.1 billion at September 27, 2015, September 28, 2014 and September 29, 2013, respectively.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciling items in the previous table were as follows (in millions):

	2015	2014	2013
Revenues
Nonreportable segments	$181	$258	$601
Intersegment eliminations	(5)	(5)	(4)
	$176	$253	$597
EBT
Unallocated cost of equipment and services revenues	$(314)	$(300)	$(335)
Unallocated research and development expenses	(809)	(860)	(789)
Unallocated selling, general and administrative expenses	(497)	(412)	(502)
Unallocated other (expense) income	(1,289)	142	(173)
Unallocated interest expense	(101)	(2)	(3)
Unallocated investment income, net	855	1,215	880
Nonreportable segments	(630)	(1,395)	(719)
Intersegment eliminations	(1)	—	—
	$(2,786)	$(1,612)	$(1,641)
Unallocated other expense for fiscal 2015 included a $975 million charge related to the resolution reached with the NDRC, $190 million in restructuring and restructuring-related charges related to the Strategic Realignment Plan (Note 10), and $235 million and $11 million in impairment charges of goodwill and intangible assets, respectively, related to three of the Company’s nonreportable segments (Note 2), partially offset by a $122 million gain on the sale of certain property, plant and equipment. Nonreportable segments EBT for fiscal 2014 and 2013 included $607 million and $158 million in impairment charges related to property, plant and equipment and goodwill, respectively (Note 2). Unallocated acquisition-related expenses were comprised as follows (in millions):

	2015	2014	2013
Cost of equipment and services revenues	$272	$251	$264
Research and development expenses	14	30	3
Selling, general and administrative expenses	72	25	26
Note 9. Acquisitions
On August 13, 2015, the Company acquired CSR plc, which was renamed CSR Limited (CSR), for total cash consideration of $2.3 billion (net of $176 million of cash acquired). In addition, $28 million of third-party acquisition and integration services costs were included in selling, general and administrative expenses in fiscal 2015. CSR is an innovator in the development of multifunction semiconductor platforms and technologies for the automotive, consumer and voice and music categories. The acquisition complements the Company’s current offerings by adding products, channels and customers in the growth categories of the Internet of Things and automotive infotainment. CSR was integrated into the QCT segment.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values was as follows (in millions):

Current assets	$560
Intangible assets subject to amortization:
Technology-based intangible assets	953
Customer-related intangible assets	45
Marketing-related intangible assets	15
In-process research and development (IPR&D)	182
Goodwill	969
Other assets	131
Total assets	2,855
Liabilities	(411)
Net assets acquired	$2,444
Goodwill recognized in this transaction is not deductible for tax purposes and was allocated to the QCT segment for annual impairment testing purposes. Goodwill is primarily attributable to synergies expected to arise after the acquisition. Each category of intangible assets acquired will be amortized on a straight-line basis over their weighted-average useful lives of five years for technology-based intangible assets and four years for customer-related and marketing-related intangible assets. On the acquisition date, IPR&D consisted of three projects, primarily related to Bluetooth audio and Bluetooth low energy (also known as Bluetooth Smart) technologies, which are expected to be completed over the next nine months at a cost of $19 million as of the acquisition date. Upon completion, the IPR&D projects will be amortized over their useful lives, which are expected to range from six to seven years. The estimated fair values of the intangible assets acquired were primarily determined using the income approach based on significant inputs that were not observable.
The Company’s results of operations for fiscal 2015 included the operating results of CSR since the date of acquisition, the amounts of which were not material. The following table presents the unaudited pro forma results for fiscal 2015 and 2014. The unaudited pro forma financial information combines the results of operations of Qualcomm and CSR as though the companies had been combined as of the beginning of fiscal 2014, and the pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such time. The unaudited pro forma results presented below include amortization charges for acquired intangible assets, eliminations of intercompany transactions, adjustments for increased fair value of acquired inventory, adjustments for depreciation expense for property, plant and equipment and related tax effects (in millions):

	2015	2014
	(unaudited)
Revenues	$25,939	$27,282
Net income attributable to Qualcomm	5,157	7,730
During fiscal 2015, the Company acquired four other businesses for total cash consideration of $405 million, net of cash acquired. Technology-based intangible assets recognized in the amount of $84 million are being amortized on a straight-line basis over a weighted-average useful life of eight years. The Company recognized $289 million in goodwill related to these transactions, of which $35 million is expected to be deductible for tax purposes. Goodwill of $29 million, $6 million and $254 million was assigned to the Company’s QCT, QTL and nonreportable segments, respectively.
During fiscal 2014, the Company acquired 11 businesses for total cash consideration of $761 million, net of cash acquired, and the exchange of unvested stock options that had a negligible fair value. Technology-based intangible assets recognized in the amount of $146 million are being amortized on a straight-line basis over a weighted-average useful life of six years. Goodwill of $624 million was recognized in these transactions, of which $294 million is expected to be deductible for tax purposes. Goodwill of $589 million, $6 million and $29 million was assigned to the Company’s QCT, QTL and nonreportable segments, respectively.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2013, the Company acquired five businesses for total cash consideration of $114 million, net of cash acquired. Technology-based intangible assets recognized in the amount of $24 million are being amortized on a straight-line basis over a weighted-average useful life of six years. Goodwill of $83 million was recognized in these transactions, of which $21 million is expected to be deductible for tax purposes. Goodwill of $65 million and $18 million was assigned to the Company’s QCT and nonreportable segments, respectively.
Note 10. Strategic Realignment Plan
On July 22, 2015, the Company announced a Strategic Realignment Plan designed to improve execution, enhance financial performance and drive profitable growth as the Company works to create sustainable long-term value for stockholders. As part of this, among other actions, the Company is implementing a cost reduction plan, which includes a series of targeted reductions across the Company’s businesses, particularly in QCT, and a reduction to its annual share-based compensation grants. The Company expects these cost reduction initiatives to be fully implemented by the end of fiscal 2016. During fiscal 2015, the Company recorded restructuring charges of $170 million, including $125 million in severance costs, and restructuring-related charges of $20 million, primarily consisting of asset impairments. Restructuring and restructuring-related charges related to the Company’s Strategic Realignment Plan were included in other expenses (Note 2) in reconciling items (Note 8). In connection with this plan, the Company expects to incur total restructuring and restructuring-related charges of approximately $350 million to $450 million, which primarily consist of severance and consulting costs, and substantially all of which are expected to be settled in cash.
The restructuring accrual, a portion of which is included in payroll and other benefits related liabilities with the remainder included in other current liabilities, is expected to be substantially paid within the next 12 months. Changes in the restructuring accrual for fiscal 2015 were as follows (in millions):

	Severance Costs	Other Costs	Total
Beginning balance of restructuring accrual	$—	$—	$—
Initial costs	125	45	170
Cash payments	(3)	(14)	(17)
Ending balance of restructuring accrual	$122	$31	$153
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
Note 12. Fair Value Measurements
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 27, 2015 (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,043	$5,055	$—	$7,098
Marketable securities
U.S. Treasury securities and government-related securities	41	818	—	859
Corporate bonds and notes	—	15,402	—	15,402
Mortgage- and asset-backed and auction rate securities	—	1,583	224	1,807
Equity and preferred securities and equity funds	1,168	462	—	1,630
Debt funds	—	3,689	—	3,689
Total marketable securities	1,209	21,954	224	23,387
Derivative instruments	1	39	—	40
Other investments	290	—	—	290
Total assets measured at fair value	$3,543	$27,048	$224	$30,815
Liabilities
Derivative instruments	$—	$6	$—	$6
Other liabilities	289	—	—	289
Total liabilities measured at fair value	$289	$6	$—	$295
Activity between Levels of the Fair Value Hierarchy. There were no significant transfers between Level 1 and Level 2 during fiscal 2015 and 2014. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table includes the activity for mortgage- and asset-backed and auction rate securities classified within Level 3 of the valuation hierarchy (in millions):

	2015	2014
Beginning balance of Level 3	$269	$322
Total realized and unrealized gains or losses:
Included in investment income, net	3	11
Included in other comprehensive income (loss)	(4)	(3)
Purchases	69	107
Sales	(46)	(126)
Settlements	(64)	(40)
Transfers out of Level 3	(3)	(2)
Ending balance of Level 3	$224	$269
The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the fiscal month in which the actual event or change in circumstances that caused the transfer occurs. Transfers out of Level 3 during fiscal 2015 and 2014 primarily consisted of debt securities with significant upgrades in credit ratings. There were no transfers into Level 3 during fiscal 2015 and 2014.
Nonrecurring Fair Value Measurements. The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During fiscal 2015, 2014 and 2013, the Company updated the business plans and related internal forecasts related to certain of the Company’s businesses, resulting in impairment charges to write down certain property, plant and equipment, intangible assets and goodwill (Note 2). The Company determined the fair values using cost, income and market approaches. The estimation of fair value and cash flows used in the fair value measurements required the use of significant unobservable inputs, and as a result, the fair value measurements were classified as Level 3. During fiscal 2015, 2014 and 2013, the Company did not have any other significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Marketable Securities
Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Trading:
U.S. Treasury securities and government-related securities	$—	$320	$12	$38
Corporate bonds and notes	—	191	364	367
Mortgage- and asset-backed and auction rate securities	—	—	242	237
Total trading	—	511	618	642
Available-for-sale:
U.S. Treasury securities and government-related securities	156	805	691	392
Corporate bonds and notes	7,926	6,274	7,112	7,649
Mortgage- and asset-backed and auction rate securities	1,302	1,063	263	278
Equity and preferred securities and equity funds	377	192	1,253	2,146
Debt funds	—	813	2,909	2,560
Total available-for-sale	9,761	9,147	12,228	13,025
Fair value option:
Debt fund	—	—	780	790
Total marketable securities	$9,761	$9,658	$13,626	$14,457
The Company holds an investment in a debt fund for which the Company elected the fair value option because the Company is able to redeem its shares at net asset value, which is determined daily. The investment would have otherwise been recorded using the equity method. The debt fund has no single maturity date. At September 27, 2015, the Company had an effective ownership interest in the debt fund of 25%. Changes in fair value associated with this investment are recognized in net investment income. During fiscal 2015, the net decrease in fair value associated with this investment was $10 million. During fiscal 2014 and 2013, net increases in fair value associated with this investment were $33 million and $17 million, respectively.
The Company classifies certain portfolios of debt securities that utilize derivative instruments to acquire or reduce foreign exchange, interest rate and/or equity, prepayment and credit risks as trading. Net losses recognized on debt securities classified as trading held at September 27, 2015 and September 28, 2014, respectively, were negligible. Net losses recognized on debt securities classified as trading held at September 29, 2013 were $20 million.
At September 27, 2015, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity
Less Than One Year	One to Five Years	Five to Ten Years	Greater Than Ten Years	No Single Maturity Date	Total
$3,124	$11,271	$980	$510	$4,474	$20,359
Debt securities with no single maturity date included debt funds, mortgage- and asset-backed securities, auction rate securities and corporate bonds and notes.
The Company recorded realized gains and losses on sales of available-for-sale securities as follows (in millions):

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains
2015	$540	$(52)	$488
2014	732	(18)	714
2013	430	(142)	288

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available-for-sale securities were comprised as follows (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 27, 2015
Equity securities	$1,394	$264	$(28)	$1,630
Debt securities (including debt funds)	20,459	185	(285)	20,359
	$21,853	$449	$(313)	$21,989
September 28, 2014
Equity securities	$1,769	$575	$(6)	$2,338
Debt securities (including debt funds)	19,582	312	(60)	19,834
	$21,351	$887	$(66)	$22,172
The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that are classified as available-for-sale and have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

	September 27, 2015
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and government-related securities	$304	$(4)	$—	$—
Corporate bonds and notes	7,656	(93)	368	(62)
Mortgage- and asset-backed and auction rate securities	862	(3)	108	(1)
Equity and preferred securities and equity funds	392	(28)	17	—
Debt funds	1,792	(117)	124	(5)
	$11,006	$(245)	$617	$(68)

	September 28, 2014
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and government-related securities	$279	$(2)	$—	$—
Corporate bonds and notes	4,924	(31)	104	(4)
Mortgage- and asset-backed and auction rate securities	484	(1)	135	(2)
Equity and preferred securities and equity funds	86	(3)	52	(3)
Debt funds	133	(1)	384	(19)
	$5,906	$(38)	$675	$(28)
At September 27, 2015, the Company concluded that the unrealized losses on its available-for-sale securities were temporary. Further, for common stock and for equity and debt funds with unrealized losses, the Company has the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable period of time. For debt securities and preferred stock with unrealized losses, the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, such securities before recovery or maturity.
The ending balance of the credit loss portion of other-than-temporary impairments on debt securities held by the Company was $12 million at September 27, 2015. The ending balance of the credit loss portion of other-than-temporary impairments on debt securities held by the Company was negligible at September 28, 2014 and September 29, 2013.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Summarized Quarterly Data (Unaudited)
The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods.
The table below presents quarterly data for fiscal 2015 and 2014 (in millions, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2015 (1)
Revenues	$7,099	$6,894	$5,832	$5,456
Operating income	2,064	1,336	1,235	1,140
Income from continuing operations	1,971	1,052	1,183	1,060
Net income	1,971	1,052	1,183	1,060
Net income attributable to Qualcomm	1,972	1,053	1,184	1,061

Basic earnings per share attributable to Qualcomm (2):	$1.19	$0.64	$0.74	$0.68
Diluted earnings per share attributable to Qualcomm (2):	1.17	0.63	0.73	0.67

2014 (1)
Revenues	$6,622	$6,367	$6,806	$6,692
Operating income	1,493	1,990	2,075	1,992
Income from continuing operations	1,444	1,958	2,237	1,893
Discontinued operations, net of tax	430	—	—	—
Net income	1,874	1,958	2,237	1,893
Net income attributable to Qualcomm	1,875	1,959	2,238	1,894

Basic earnings per share attributable to Qualcomm (2):
Continuing operations	$0.86	$1.16	$1.33	$1.13
Discontinued operations	0.25	—	—	—
Net income	1.11	1.16	1.33	1.13

Diluted earnings per share attributable to Qualcomm (2):
Continuing operations	$0.84	$1.14	$1.31	$1.11
Discontinued operations	0.25	—	—	—
Net income	1.09	1.14	1.31	1.11

(1)	Amounts, other than per share amounts, are rounded to millions each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported.

(2)
Earnings per share attributable to Qualcomm are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

SCHEDULE II
QUALCOMM INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions	Other		Balance at End of Period
Year ended September 27, 2015
Allowances:
— trade receivables	$5	$1	$—	$—		$6
— notes receivable	4	—	(3)	(1)	(a)	—
Valuation allowance on deferred tax assets	414	130	—	91	(b)	635
	$423	$131	$(3)	$90		$641
Year ended September 28, 2014
Allowances:
— trade receivables	$2	$5	$(2)	$—		$5
— notes receivable	10	(3)	(1)	(2)	(a)	4
Valuation allowance on deferred tax assets	265	148	—	1	(b)	414
	$277	$150	$(3)	$(1)		$423
Year ended September 29, 2013
Allowances:
— trade receivables	$1	$1	$—	$—		$2
— notes receivable	7	5	—	(2)	(a)	10
Valuation allowance on deferred tax assets	227	114	—	(76)	(c)	265
	$235	$120	$—	$(78)		$277

(a)	This amount relates to notes receivable on strategic investments that were converted to cost method equity investments.

(b)	This amount was recorded to goodwill in connection with a business acquisition.

(c)	This amount represents $88 million recorded as part of the gain on deconsolidation of certain subsidiaries, partially offset by $12 million recorded as a component of other comprehensive income.

S-1