Form 10-Q
period 2015-12-27
QUALCOMM INC/DE
filed 2016-01-27
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on January 25, 2016, was as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,494,887,355

QUALCOMM INCORPORATED
Form 10-Q
For the Quarter Ended	December 27, 2015
Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	December 27, 2015	September 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$6,913	$7,560
Marketable securities	9,615	9,761
Accounts receivable, net	1,323	1,964
Inventories	1,216	1,492
Deferred tax assets	607	635
Other current assets	664	687
Total current assets	20,338	22,099
Marketable securities	14,063	13,626
Deferred tax assets	1,616	1,453
Property, plant and equipment, net	2,484	2,534
Goodwill	5,669	5,479
Other intangible assets, net	4,068	3,742
Other assets	1,991	1,863
Total assets	$50,229	$50,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,359	$1,300
Payroll and other benefits related liabilities	895	861
Unearned revenues	639	583
Short-term debt	1,000	1,000
Other current liabilities	2,610	2,356
Total current liabilities	6,503	6,100
Unearned revenues	2,630	2,496
Long-term debt	9,950	9,969
Other liabilities	913	817
Total liabilities	19,996	19,382

Commitments and contingencies (Note 6)

Stockholders’ equity:
Qualcomm stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,495 and 1,524 shares issued and outstanding, respectively	—	—
Retained earnings	30,172	31,226
Accumulated other comprehensive income	69	195
Total Qualcomm stockholders’ equity	30,241	31,421
Noncontrolling interests	(8)	(7)
Total stockholders’ equity	30,233	31,414
Total liabilities and stockholders’ equity	$50,229	$50,796

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 27, 2015	December 28, 2014
Revenues:
Equipment and services	$4,087	$5,216
Licensing	1,688	1,883
Total revenues	5,775	7,099
Costs and expenses:
Cost of equipment and services revenues	2,534	3,047
Research and development	1,352	1,352
Selling, general and administrative	578	583
Other (Note 2)	(374)	53
Total costs and expenses	4,090	5,035
Operating income	1,685	2,064
Interest expense	(74)	(1)
Investment income, net (Note 2)	99	235
Income before income taxes	1,710	2,298
Income tax expense	(214)	(327)
Net income	1,496	1,971
Net loss attributable to noncontrolling interests	2	1
Net income attributable to Qualcomm	$1,498	$1,972

Basic earnings per share attributable to Qualcomm	$1.00	$1.19
Diluted earnings per share attributable to Qualcomm	$0.99	$1.17
Shares used in per share calculations:
Basic	1,502	1,661
Diluted	1,517	1,686

Dividends per share announced	$0.48	$0.42

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	December 27, 2015	December 28, 2014
Net income	$1,496	$1,971
Other comprehensive income (loss), net of income taxes:
Foreign currency translation losses	(14)	(21)
Reclassification of foreign currency translation losses included in net income	1	—
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain available-for-sale debt securities	(27)	(9)
Reclassification of other-than-temporary losses on available-for-sale securities included in net income	47	41
Net unrealized losses on other available-for-sale securities	(109)	(104)
Reclassification of net realized gains on available-for-sale securities included in net income	(25)	(111)
Net unrealized gains (losses) on derivative instruments	1	(2)
Total other comprehensive loss	(126)	(206)
Total comprehensive income	1,370	1,765
Comprehensive loss attributable to noncontrolling interests	2	1
Comprehensive income attributable to Qualcomm	$1,372	$1,766

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 27, 2015	December 28, 2014
Operating Activities:
Net income	$1,496	$1,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	364	287
Indefinite and long-lived asset impairment charges	2	75
Income tax provision less than income tax payments	(103)	(7)
Realized gain on sale of wireless spectrum	(380)	—
Non-cash portion of share-based compensation expense	247	273
Incremental tax benefits from share-based compensation	(2)	(48)
Net realized gains on marketable securities and other investments	(49)	(166)
Impairment losses on marketable securities and other investments	63	65
Other items, net	(13)	(31)
Changes in assets and liabilities:
Accounts receivable, net	646	173
Inventories	291	(303)
Other assets	66	(140)
Trade accounts payable	50	268
Payroll, benefits and other liabilities	98	20
Unearned revenues	(37)	(73)
Net cash provided by operating activities	2,739	2,364
Investing Activities:
Capital expenditures	(128)	(253)
Purchases of available-for-sale securities	(3,737)	(5,966)
Proceeds from sales and maturities of available-for-sale securities	3,113	4,578
Purchases of trading securities	(149)	(302)
Proceeds from sales and maturities of trading securities	121	296
Proceeds from sales of other marketable securities	200	—
Acquisitions and other investments, net of cash acquired	(450)	(111)
Proceeds from sale of wireless spectrum	232	—
Other items, net	82	22
Net cash used by investing activities	(716)	(1,736)
Financing Activities:
Proceeds from short-term debt	1,089	—
Repayment of short-term debt	(1,090)	—
Proceeds from issuance of common stock	99	116
Repurchases and retirements of common stock	(2,050)	(1,664)
Dividends paid	(717)	(697)
Incremental tax benefits from share-based compensation	2	48
Other items, net	2	(6)
Net cash used by financing activities	(2,665)	(2,203)
Effect of exchange rate changes on cash and cash equivalents	(5)	(7)
Net decrease in cash and cash equivalents	(647)	(1,582)
Cash and cash equivalents at beginning of period	7,560	7,907
Cash and cash equivalents at end of period	$6,913	$6,325

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation
Financial Statement Preparation. These condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (collectively with its subsidiaries, the Company or Qualcomm) in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2015. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three-month periods ended December 27, 2015 and December 28, 2014 included 13 weeks.
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
Earnings Per Common Share. Basic earnings per common share are computed by dividing net income attributable to Qualcomm by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share are computed by dividing net income attributable to Qualcomm by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options and/or accelerated share repurchase agreements, if any, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost for future service that the Company has not yet recognized, if any, and the estimated tax benefits that would be recorded in paid-in capital when an award is settled, if any, are assumed to be used to repurchase shares in the current period. The dilutive common share equivalents, calculated using the treasury stock method, for the three months ended December 27, 2015 and December 28, 2014 were 14,430,000 and 25,003,000, respectively. Shares of common stock equivalents outstanding that were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period were 1,172,000 and 1,470,000 during the three months ended December 27, 2015 and December 28, 2014, respectively.
Share-Based Compensation. Total share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

	Three Months Ended
	December 27, 2015	December 28, 2014
Cost of equipment and services revenues	$10	$12
Research and development	165	174
Selling, general and administrative	72	87
Share-based compensation expense before income taxes	247	273
Related income tax benefit	(60)	(44)
	$187	$229
The Company recorded $31 million in share-based compensation expense during each of the three months ended December 27, 2015 and December 28, 2014 related to share-based awards granted during those periods. At December 27, 2015, total unrecognized compensation expense related to non-vested restricted stock units granted prior to that date was $1.6 billion, which is expected to be recognized over a weighted-average period of 2.2 years. During the three months ended December 27, 2015 and December 28, 2014, net share-based awards granted, after forfeitures and cancellations, represented 0.7% and 0.4%, respectively, of outstanding shares as of the beginning of each fiscal period, and total share-based awards granted represented 0.9% and 0.4%, respectively, of outstanding shares as of the end of each fiscal period.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASU 2014-09 defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The new standard will be effective for the Company starting in the first quarter of fiscal 2019. The FASB will permit entities to adopt one year earlier if they choose (i.e., the original effective date). The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. The Company does not intend to adopt the standard early and is in the process of determining the adoption method as well as the effects the adoption will have on its consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The new accounting guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods therein. Early adoption is permitted as of the beginning of interim or annual reporting periods. The Company plans to adopt the standard prospectively in the second quarter of fiscal 2016.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. Additionally, the ASU changes the disclosure requirements for financial instruments. The new standard will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted for certain provisions. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt certain provisions early.
Note 2. Composition of Certain Financial Statement Items

Accounts Receivable (in millions)
	December 27, 2015	September 27, 2015
Trade, net of allowances for doubtful accounts of $1 and $6, respectively	$1,302	$1,941
Long-term contracts	13	11
Other	8	12
	$1,323	$1,964
The decrease in accounts receivable was primarily due to the timing of integrated circuit shipments and the collection of payments from certain of the Company’s licensees.

Inventories (in millions)
	December 27, 2015	September 27, 2015
Raw materials	$1	$1
Work-in-process	458	550
Finished goods	757	941
	$1,216	$1,492

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Current Liabilities (in millions)
	December 27, 2015	September 27, 2015
Customer incentives and other customer-related liabilities	$2,188	$1,894
Other	422	462
	$2,610	$2,356
Other Income, Costs and Expenses. In October 2015, the Company sold its wireless spectrum in the United Kingdom for $232 million in cash and $275 million in deferred payments due in 2020 to 2023, which were recorded at their present values in other assets. The Company recognized a gain on the sale of $380 million in the first quarter of fiscal 2016 in other income. Other income also included $54 million in restructuring and restructuring-related charges, which were partially offset by a $48 million gain on the sale of the Company’s business that provided augmented reality applications, both of which related to the Company’s Strategic Realignment Plan (Note 9).
Other expenses in the three months ended December 28, 2014 were attributable to a $69 million goodwill impairment charge related to the Company’s business that provides push-to-talk enablement services, which was partially offset by a $16 million gain on the sale of certain property, plant and equipment.

Investment Income, Net (in millions)
	Three Months Ended
	December 27, 2015	December 28, 2014
Interest and dividend income	$136	$134
Net realized gains on marketable securities	43	156
Net realized gains on other investments	6	10
Impairment losses on marketable securities	(49)	(62)
Impairment losses on other investments	(14)	(3)
Net (losses) gains on derivative instruments	(3)	4
Equity in net losses of investees	(20)	(4)
	$99	$235
Note 3. Income Taxes
The Company estimates its annual effective income tax rate to be approximately 17% for fiscal 2016, which is less than its 19% effective income tax rate for fiscal 2015. Tax benefits from foreign income taxed at rates lower than rates in the United States are expected to be approximately 16% in fiscal 2016, compared to 14% in fiscal 2015. During the first quarter of fiscal 2016, the United States government permanently reinstated the federal research and development tax credit retroactively to January 1, 2015. As a result of the reinstatement, the Company recorded a tax benefit of $79 million in the first quarter of fiscal 2016 related to fiscal 2015. The annual effective tax rate for fiscal 2015 reflected the United States federal research and development tax credit generated through December 31, 2014, the date on which the credit previously expired. Further, the China National Development and Reform Commission (NDRC) imposed a fine of $975 million on the Company in the second quarter of fiscal 2015, which was not deductible for tax purposes and was substantially attributable to a foreign jurisdiction. The effective tax rate of 13% for the first quarter of fiscal 2016 was less than the estimated annual effective tax rate of 17% primarily as a result of the retroactive reinstatement of the United States federal research and development tax credit.
Unrecognized tax benefits were $113 million and $40 million at December 27, 2015 and September 27, 2015, respectively. Certain of the Company’s existing tax positions are expected to continue to generate an increase in unrecognized tax benefits through fiscal 2016.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4. Stockholders’ Equity
Changes in stockholders’ equity for the three months ended December 27, 2015 were as follows (in millions):

	Qualcomm Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at September 27, 2015	$31,421	$(7)	$31,414
Net income (loss)	1,498	(2)	1,496
Other comprehensive loss	(126)	—	(126)
Common stock issued under employee benefit plans and related tax benefits	70	—	70
Share-based compensation	260	—	260
Tax withholdings related to vesting of share-based payments	(102)	—	(102)
Dividends	(730)	—	(730)
Stock repurchases	(2,050)	—	(2,050)
Issuance of subsidiary shares to noncontrolling interest	—	1	1
Balance at December 27, 2015	$30,241	$(8)	$30,233
Accumulated Other Comprehensive Income. Other comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, other than net income and including foreign currency translation adjustments and unrealized gains and losses on marketable securities and derivative instruments. Changes in the components of accumulated other comprehensive income, net of income taxes, in Qualcomm stockholders’ equity during the three months ended December 27, 2015 were as follows (in millions):

	Foreign Currency Translation Adjustment	Noncredit Other-than-Temporary Impairment Losses and Subsequent Changes in Fair Value for Certain Available-for-Sale Debt Securities	Net Unrealized Gain (Loss) on Other Available-for-Sale Securities	Net Unrealized Gain (Loss) on Derivative Instruments	Total Accumulated Other Comprehensive Income
Balance at September 27, 2015	$(160)	$4	$297	$54	$195
Other comprehensive income (loss) before reclassifications	(14)	(11)	(109)	1	(133)
Reclassifications from accumulated other comprehensive income (loss)	1	(3)	9	—	7
Other comprehensive income (loss)	(13)	(14)	(100)	1	(126)
Balance at December 27, 2015	$(173)	$(10)	$197	$55	$69
Reclassifications from accumulated other comprehensive income related to available-for-sale securities of $6 million and $71 million for the three months ended December 27, 2015 and December 28, 2014, respectively, were recorded in investment income, net (Note 2).
Stock Repurchase Program. On March 9, 2015, the Company announced a stock repurchase program authorizing it to repurchase up to $15 billion of the Company’s common stock. The stock repurchase program has no expiration date. During the three months ended December 27, 2015 and December 28, 2014, the Company repurchased and retired 36,606,000 and 22,940,000 shares of common stock, respectively, for $2.05 billion and $1.66 billion, respectively, before commissions. At December 27, 2015, $4.9 billion remained authorized for repurchase under the Company’s stock repurchase program.
Dividends. Cash dividends announced in the three months ended December 27, 2015 and December 28, 2014 were $0.48 and $0.42 per share, respectively. During the three months ended December 27, 2015 and December 28, 2014, dividends charged to retained earnings were $730 million and $710 million, respectively. On January 12, 2016, the Company

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

announced a cash dividend of $0.48 per share on the Company’s common stock, payable on March 23, 2016 to stockholders of record as of the close of business on March 2, 2016.
Note 5. Debt
Revolving Credit Facility. The Company has a Revolving Credit Facility that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.0 billion, expiring in February 2020. The Revolving Credit Facility requires that the Company comply with certain covenants, including one financial covenant to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization to consolidated interest expense, as defined in the Revolving Credit Facility, of not less than three to one at the end of each fiscal quarter. At December 27, 2015 and September 27, 2015, the Company was in compliance with the covenants, and the Company had not borrowed any funds under the Revolving Credit Facility.
Commercial Paper Program. The Company has an unsecured commercial paper program, which provides for the issuance of up to $4.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. Maturities of commercial paper can range from 1 day to up to 397 days. At December 27, 2015 and September 27, 2015, the Company had $1.0 billion of outstanding commercial paper recorded as short-term debt with weighted-average interest rates of 0.25% and 0.19%, respectively, which included fees paid to the commercial paper dealers, and weighted-average remaining days to maturity of 30 days and 38 days, respectively. The carrying value of the outstanding commercial paper approximated its estimated fair value at December 27, 2015 and September 27, 2015.
Long-term Debt. The following table provides a summary of the Company’s long-term debt (dollar amounts in millions):

	December 27, 2015		September 27, 2015
	Amount	Effective Rate	Amount	Effective Rate
Floating-rate notes due May 18, 2018	$250	0.70%	$250	0.66%
Floating-rate notes due May 20, 2020	250	0.98%	250	0.94%
Fixed-rate 1.40% notes due May 18, 2018	1,250	0.71%	1,250	0.43%
Fixed-rate 2.25% notes due May 20, 2020	1,750	1.71%	1,750	1.62%
Fixed-rate 3.00% notes due May 20, 2022	2,000	2.14%	2,000	2.08%
Fixed-rate 3.45% notes due May 20, 2025	2,000	3.46%	2,000	3.46%
Fixed-rate 4.65% notes due May 20, 2035	1,000	4.74%	1,000	4.74%
Fixed-rate 4.80% notes due May 20, 2045	1,500	4.71%	1,500	4.71%
Total principal	10,000		10,000
Unamortized discount, including debt issuance costs	(62)		(63)
Hedge accounting fair value adjustments	12		32
Total long-term debt	$9,950		$9,969
The interest rate on the floating rate notes due in 2018 and 2020 for a particular interest period will be a per annum rate equal to three-month LIBOR as determined on the interest determination date plus 0.27% and 0.55%, respectively. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes. The Company may redeem the fixed-rate notes at any time in whole, or from time to time in part, at specified make-whole premiums as defined in the applicable form of note. The Company may not redeem the floating-rate notes prior to maturity. The Company is not subject to any financial covenants under the notes nor any covenants that would prohibit the Company from incurring additional indebtedness ranking equal to the notes, paying dividends, issuing securities or repurchasing securities issued by it or its subsidiaries. At December 27, 2015 and September 27, 2015, the aggregate fair value of the notes, based on Level 2 inputs, was approximately $9.6 billion.
The Company has entered into interest rate swaps with an aggregate notional amount of $3.0 billion, which effectively converted all of the fixed-rate notes due in 2018 and approximately 43% and 50% of the fixed-rate notes due in 2020 and 2022, respectively, into floating-rate notes. The net gains and losses on the interest rate swaps, as well as the offsetting gains or losses on the related fixed-rate notes attributable to the hedged risks, are recognized in earnings as interest expense in the current period.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effective interest rates for the notes include the interest on the notes, amortization of the discount, which includes debt issuance costs, and if applicable, adjustments related to hedging. Cash interest paid related to the Company’s commercial paper program and long-term debt, net of cash received from the related interest rate swaps, was $128 million during the three months ended December 27, 2015. No commercial paper or long-term debt was outstanding in the three months ended December 28, 2014.
Note 6. Commitments and Contingencies
Legal Proceedings. ParkerVision, Inc. v. QUALCOMM Incorporated: On July 20, 2011, ParkerVision filed a complaint against the Company in the United States District Court for the Middle District of Florida alleging that certain of the Company’s products infringe seven of its patents alleged to cover direct down-conversion receivers. ParkerVision’s complaint sought damages and injunctive and other relief. Subsequently, ParkerVision narrowed its allegations to assert only four patents. On October 17, 2013, the jury returned a verdict finding all asserted claims of the four at-issue patents to be infringed and finding that none of the asserted claims are invalid. On October 24, 2013, the jury returned a separate verdict assessing total past damages of $173 million and finding that the Company’s infringement was not willful. The Company recorded the verdict amount in fiscal 2013 as a charge in other expenses. On June 20, 2014, the court granted the Company’s motion to overturn the infringement verdict, denied the Company’s motion to overturn the invalidity verdict and denied ParkerVision’s motions for injunctive relief and ongoing royalties as moot. The court then entered judgment in the Company’s favor. As a result of the court’s judgment, the Company is not liable for any damages to ParkerVision, and therefore, the Company reversed all recorded amounts related to the damages verdict in fiscal 2014. On June 25, 2014, ParkerVision filed a notice of appeal with the court. The Court of Appeals for the Federal Circuit heard the appeal on May 8, 2015 and issued a decision on July 31, 2015. The decision affirmed the District Court’s finding of non-infringement and granted in part the Company’s cross-appeal, holding 10 of the 11 asserted claims invalid. A subsequent Petition for Rehearing by ParkerVision was denied on October 2, 2015. On December 16, 2015, ParkerVision was granted an extension of the deadline to file a petition requesting that the United States Supreme Court hear ParkerVision’s appeal of the Federal Circuit decision. The petition is now due on January 29, 2016.
On May 1, 2014, ParkerVision filed another complaint against the Company in the United States District Court for the Middle District of Florida alleging patent infringement. On August 21, 2014, ParkerVision amended the compliant, now captioned ParkerVision, Inc. v. QUALCOMM Incorporated, Qualcomm Atheros, Inc., HTC Corporation, HTC America, Inc., Samsung Electronics Co., LTD., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC, broadening the allegations. ParkerVision alleged that the Company infringes 11 additional patents and seeks damages and injunctive and other relief. On September 25, 2015, ParkerVision filed a motion with the court to sever some claims against the Company and all other defendants into a separate lawsuit. In addition, on December 3, 2015, ParkerVision dismissed six patents from the lawsuit and granted the Company and all other defendants a covenant not to assert those patents against any existing products. The close of discovery is scheduled for April 2016, and the trial is scheduled for November 2016. A claim construction ruling and a ruling on ParkerVision’s severance motion are still pending.
On December 14, 2015, ParkerVision filed a third complaint against the Company in the United States District Court for the Middle District of Florida alleging patent infringement. Apple Inc., Samsung Electronics Co., LTD., Samsung Electronics America, Inc., Samsung Telecommunications America, LLC, Samsung Semiconductor, Inc., LG Electronics, Inc., LG Electronics U.S.A., Inc. and LG Electronics MobileComm U.S.A., Inc. are also named defendants. The complaint asserts four additional patents and seeks damages and other relief. On December 15, 2015, ParkerVision filed a complaint with the United States International Trade Commission (ITC) pursuant to Section 337 of the Tariff Act of 1930 against the same parties asserting the same four patents. The complaint seeks an exclusion order barring the importation of products that use either of two Company transceivers or one Samsung transceiver and a cease and desist order preventing the Company and the other defendants from carrying out commercial activities within the United States related to such products. On January 13, 2016, the Company served its answer to the District Court complaint. On January 15, 2016, the ITC instituted an investigation. The ITC has not yet determined a target date for concluding its investigation.
Nvidia Corporation v. QUALCOMM Incorporated: On September 4, 2014, Nvidia filed a complaint in the United States District Court for the District of Delaware and also with the ITC pursuant to Section 337 of the Tariff Act of 1930 against the Company, Samsung Electronics Co., Ltd. and other Samsung entities, alleging infringement of seven patents related to graphics processing. In the ITC complaint, Nvidia seeks an exclusion order barring the importation of certain consumer electronics and display device products, including some that incorporate the Company’s chipset products, that infringe, induce infringement and/or contribute to the infringement of at least one of the seven asserted graphics processing patents as well as a cease and desist order preventing the Company from carrying out commercial activities within the United States

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

related to such products. In the District Court complaint, Nvidia is seeking an award of damages for the infringement of the asserted patents, a finding that such infringement is willful and treble damages for such willful infringement, and an order permanently enjoining the Company from infringing the asserted patents. The ITC instituted an investigation into Nvidia’s allegations on October 6, 2014. Nvidia later narrowed the case to three asserted patents. On October 9, 2015, the Administrative Law Judge issued an Initial Determination finding no violation of Section 337 because none of the three patents were both valid and infringed. On October 22, 2015, the Administrative Law Judge issued a recommendation that, if the ITC were to find any violation of Section 337 in the investigation, the ITC should issue a limited exclusion order directed at Samsung’s accused products and a cease and desist order against Samsung but not the Company. On October 26, 2015, Nvidia filed a petition requesting the ITC to review the Initial Determination as to two of the asserted patents, but is no longer pursuing infringement allegations with respect to the third patent. On December 14, 2015, the ITC issued its decision not to review the Initial Determination of the Administrative Law Judge. This made final the determination that the Company did not violate Section 337. Therefore, neither an exclusion order nor a cease and desist order were issued. Nvidia has until February 12, 2016 to file a notice of appeal of the ITC’s determination. The District Court case was stayed on October 23, 2014 pending completion of the ITC investigation, including appeals.
LG Electronics, Inc. (LGE) Arbitration: In December 2015, LGE filed an arbitration demand with the International Chamber of Commerce alleging that it overpaid royalties on certain CDMA (including WCDMA) subscriber units based on the alleged effect of specific provisions in its license agreement, and that the Company breached its license agreement with LGE, as well as certain implied covenants. The arbitration demand seeks determination and return of the overpayment and determination of the ongoing royalties owed by LGE. The Company intends to respond to the arbitration demand, denying the allegations and requesting judgment in its favor on all claims. Although the Company believes LGE’s claims are without merit, it has deferred the recognition of revenue related to CDMA subscriber unit royalties reported and paid by LGE in the first quarter of fiscal 2016 because, among other reasons, the matter has been submitted to arbitration for resolution.
Japan Fair Trade Commission (JFTC) Complaint: The JFTC received unspecified complaints alleging that the Company’s business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order concluding that the Company’s Japanese licensees were forced to cross-license patents to the Company on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against the Company’s other licensees who made a similar commitment in their license agreements with the Company. The cease and desist order seeks to require the Company to modify its existing license agreements with Japanese companies to eliminate these provisions while preserving the license of the Company’s patents to those companies. The Company disagrees with the conclusions that it forced its Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate the Japanese Antimonopoly Act. The Company has invoked its right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted the Company’s motion and issued a stay of the cease and desist order pending the administrative hearing before the JFTC. The JFTC has held hearings on 31 different dates, with the next hearing scheduled for February 25, 2016.
Korea Fair Trade Commission (KFTC) Complaint: On January 4, 2010, the KFTC issued a written decision finding that the Company had violated Korean law by offering certain discounts and rebates for purchases of its CDMA chipsets and for including in certain agreements language requiring the continued payment of royalties after all licensed patents have expired. The KFTC levied a fine, which the Company paid and recorded as an expense in fiscal 2010. The Company appealed to the Seoul High Court, and on June 19, 2013, the Seoul High Court affirmed the KFTC’s decision. On July 4, 2013, the Company filed an appeal with the Korea Supreme Court. There have been no material developments during fiscal 2016 with respect to this matter.
Korea Fair Trade Commission (KFTC) Investigation: On March 17, 2015, the KFTC notified the Company that it is conducting an investigation of the Company relating to the Korean Monopoly Regulation and Fair Trade Act (MRFTA). On November 13, 2015, the Company received a case Examiner’s Report (ER) prepared by the KFTC’s investigative staff. The ER alleges, among other things, that the Company is in violation of Korean competition law by licensing its patents exhaustively only to device manufacturers and requiring that its chipset customers be licensed to the Company’s intellectual property. The ER also alleges that the Company obtains certain terms, including royalty terms, that are unfair or unreasonable in its license agreements through negotiations that do not conform to Korean competition law. The ER proposes remedies including modifications to certain business practices and monetary penalties. It remains difficult to predict the outcome of this matter. The Company believes that its business practices do not violate the MRFTA. The Company continues to cooperate with the KFTC as it conducts its investigation.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Icera Complaint to the European Commission (Commission): On June 7, 2010, the Commission notified and provided the Company with a redacted copy of a complaint filed with the Commission by Icera, Inc. (subsequently acquired by Nvidia Corporation) alleging that the Company has engaged in anticompetitive activity. The Company was asked by the Commission to submit a preliminary response to the portions of the complaint disclosed to it, and the Company submitted its response in July 2010. Subsequently, the Company has provided and continues to provide additional documents and information as requested by the Commission. On July 16, 2015, the Commission announced that it had initiated formal proceedings in this matter. On December 8, 2015, the Commission announced that it had issued a Statement of Objections expressing its preliminary view that between 2009 and 2011, the Company engaged in predatory pricing by selling certain baseband chipsets to two customers at prices below cost, with the intention of hindering competition. A Statement of Objections informs the subject of the investigation of the allegations against it and provides an opportunity to respond to such allegations. It is not a determination of the final outcome of the investigation. If a violation is found, a broad range of remedies is potentially available to the Commission, including imposing a fine and/or injunctive relief prohibiting or restricting certain business practices. It is difficult to predict the outcome of this matter or what remedies, if any, may be imposed by the Commission. The Company believes that its business practices do not violate the EU competition rules.
European Commission (Commission) Investigation: On October 15, 2014, the Commission notified the Company that it is conducting an investigation of the Company relating to Articles 101 and/or 102 of the Treaty on the Functioning of the European Union (TFEU). On July 16, 2015, the Commission announced that it had initiated formal proceedings in this matter. On December 8, 2015, the Commission announced that it had issued a Statement of Objections expressing its preliminary view that since 2011 the Company has paid significant amounts to a customer on condition that it exclusively use the Company’s baseband chipsets in its smartphones and tablets. This conduct has allegedly reduced the customer’s incentives to source chipsets from the Company’s competitors and harmed competition and innovation for certain baseband chipsets. A Statement of Objections informs the subject of the investigation of the allegations against it and provides an opportunity to respond to such allegations. It is not a determination of the final outcome of the investigation. If a violation is found, a broad range of remedies is potentially available to the Commission, including imposing a fine and/or injunctive relief prohibiting or restricting certain business practices. It is difficult to predict the outcome of this matter or what remedies, if any, may be imposed by the Commission. The Company believes that its business practices do not violate the EU competition rules.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
On November 19, 2015, the DOJ notified the Company that it was terminating its investigation and would not pursue charges in this matter. The DOJ’s decision is independent of the SEC’s investigation, with which we continue to cooperate.
Federal Trade Commission (FTC) Investigation: On September 17, 2014, the FTC notified the Company that it is conducting an investigation of the Company relating to Section 5 of the Federal Trade Commission Act (FTCA). The FTC has notified the Company that it is investigating conduct related to standard essential patents and pricing and contracting practices with respect to baseband processors and related products. If a violation of Section 5 is found, a broad range of remedies is potentially available to the FTC, including imposing a fine or requiring modifications to the Company’s business practices. At this stage of the investigation, it is difficult to predict the outcome of this matter or what remedies, if any, may be imposed by the FTC. The Company believes that its business practices do not violate the FTCA. The Company continues to cooperate with the FTC as it conducts its investigation.
Taiwan Fair Trade Commission (TFTC) Investigation: On December 4, 2015, the TFTC notified the Company that it is conducting an investigation into whether the Company’s patent licensing arrangements violate the Taiwan Fair Trade Act (TFTA). If a violation is found, a broad range of remedies is potentially available to the TFTC, including imposing a fine or requiring modifications to the Company’s business practices. At this stage of the investigation, it is difficult to predict the outcome of this matter or what remedies, if any, may be imposed by the TFTC. The Company believes that its business practices do not violate the TFTA. The Company continues to cooperate with the TFTC as it conducts its investigation.
The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. Other than a nominal amount, the Company has not recorded any accrual at December 27, 2015 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in numerous other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.
Indemnifications. The Company generally does not indemnify its customers and licensees for losses sustained from infringement of third-party intellectual property rights. However, the Company is contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent, copyright, trademark or trade secret infringement by products or services sold or provided by the Company. The Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company. Through December 27, 2015, the Company has received a number of claims from its direct and indirect customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by its products.
Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at December 27, 2015 associated with these indemnification arrangements, other than nominal amounts, based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time.
Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Obligations under these agreements at December 27, 2015 for the remainder of fiscal 2016 and for each of the subsequent four years from fiscal 2017 through 2020 were $3.2 billion, $891 million, $739 million, $718 million and $196 million, respectively, and $14 million thereafter. Of these amounts, for the remainder of fiscal 2016 and for each of the subsequent four years from fiscal 2017 through 2020, commitments to purchase integrated circuit product

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

inventories comprised $2.6 billion, $742 million, $698 million, $699 million and $177 million, respectively, and there were no purchase commitments thereafter. Integrated circuit product inventory obligations represent purchase commitments for semiconductor die, finished goods and manufacturing services, such as wafer bump, probe, assembly and final test. Under the Company’s manufacturing relationships with its foundry suppliers and assembly and test service providers, cancellation of outstanding purchase commitments is generally allowed but requires payment of costs incurred through the date of cancellation, and in some cases, incremental fees related to capacity underutilization.
Operating Leases. The Company leases certain of its land, facilities and equipment under noncancellable operating leases, with terms ranging from less than one year to 21 years and with provisions in certain leases for cost-of-living increases. Future minimum lease payments at December 27, 2015 for the remainder of fiscal 2016 and for each of the subsequent four years from fiscal 2017 through 2020 were $75 million, $78 million, $45 million, $30 million and $20 million, respectively, and $27 million thereafter.
Other Commitments. At December 27, 2015, the Company was committed to fund certain strategic investments up to $431 million. Of this amount, $197 million is expected to be funded in the remainder of fiscal 2016. The remaining commitments represent the maximum amounts that do not have fixed funding dates and/or are subject to certain conditions. Actual funding may be in lesser amounts or not at all.
Note 7. Segment Information
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
The Company evaluates the performance of its segments based on earnings (loss) before income taxes (EBT) from continuing operations. Segment EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. Unallocated income and charges include certain interest expense; certain net investment income; certain share-based compensation; and certain research and development expenses, selling, general and administrative expenses and other expenses or income that were deemed to be not directly related to the businesses of the segments. Additionally, unallocated charges include amortization and impairment of certain intangible assets, recognition of the step-up of inventories to fair value and certain other acquisition-related charges, third-party acquisition and integration services costs and certain other items, which may include major restructuring and restructuring-related costs, goodwill and long-lived asset impairment charges and litigation settlements and/or damages.
Segment assets are comprised of accounts receivable and inventories for all reportable segments other than QSI. QSI segment assets include certain marketable securities, notes receivable, other investments and all assets of consolidated subsidiaries included in QSI. The increase in QSI assets was primarily a result of a receivable that was recorded in connection with the sale of wireless spectrum during the first quarter of fiscal 2016 (Note 2). Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, intangible assets and assets of nonreportable segments.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents revenues, EBT and total assets for reportable segments (in millions):

	QCT	QTL	QSI	Reconciling Items	Total
For the three months ended
December 27, 2015
Revenues	$4,096	$1,607	$9	$63	$5,775
EBT	590	1,339	359	(578)	1,710
December 28, 2014
Revenues	$5,242	$1,816	$—	$41	$7,099
EBT	1,146	1,579	(1)	(426)	2,298
Total assets
December 27, 2015	2,132	346	924	46,827	50,229
September 27, 2015	2,923	438	812	46,623	50,796
Reconciling items in the previous table were as follows (in millions):

	Three Months Ended
	December 27, 2015	December 28, 2014
Revenues
Nonreportable segments	$64	$43
Intersegment eliminations	(1)	(2)
	$63	$41
EBT
Unallocated cost of equipment and services revenues	$(150)	$(79)
Unallocated research and development expenses	(216)	(210)
Unallocated selling, general and administrative expenses	(127)	(150)
Unallocated other expense, net	(6)	(69)
Unallocated interest expense	(70)	—
Unallocated investment income, net	114	231
Nonreportable segments	(124)	(148)
Intersegment eliminations	1	(1)
	$(578)	$(426)
Unallocated other expense for the three months ended December 27, 2015 was comprised of net restructuring and restructuring-related charges related to the Company’s Strategic Realignment Plan (Note 9). Unallocated other expense for the three months ended December 28, 2014 was comprised of a goodwill impairment charge related to the Company’s business that provides push-to-talk enablement services to wireless operators (Note 2).
Unallocated acquisition-related expenses were comprised as follows (in millions):

	Three Months Ended
	December 27, 2015	December 28, 2014
Cost of equipment and services revenues	$140	$67
Research and development expenses	3	4
Selling, general and administrative expenses	29	12

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. Acquisitions
During the three months ended December 27, 2015, the Company acquired three businesses for total cash consideration of $407 million, net of cash acquired. Technology-based intangible assets recognized in the amount of $248 million are being amortized on a straight-line basis over a weighted-average useful life of five years. The Company recognized $172 million in goodwill related to these transactions, all of which was assigned to the Company’s QCT segment and of which $23 million is expected to be deductible for tax purposes.
Note 9. Strategic Realignment Plan
On July 22, 2015, the Company announced a Strategic Realignment Plan designed to improve execution, enhance financial performance and drive profitable growth as the Company works to create sustainable long-term value for stockholders. As part of this, among other actions, the Company is implementing a cost reduction plan, which includes a series of targeted reductions across the Company’s businesses, particularly in QCT, and a reduction to its annual share-based compensation grants. The Company expects these cost reduction initiatives to be substantially implemented by the end of fiscal 2016. During the three months ended December 27, 2015, the Company recorded restructuring charges of $51 million, including consulting costs of $25 million and severance costs of $23 million, restructuring-related charges of $3 million and a $48 million gain on the sale of the Company’s business that provided augmented reality applications, since such sale was executed in connection with the Strategic Realignment Plan, and all of which were included in other income (Note 2) in reconciling items (Note 7). Restructuring activities were initiated in the fourth quarter of fiscal 2015, and a total of $196 million in net restructuring and restructuring-related charges were incurred through the first quarter of fiscal 2016. In connection with this plan, the Company expects to incur additional restructuring and restructuring-related charges of approximately $100 million to $200 million, which primarily consist of severance and consulting costs. The remaining costs are expected to be incurred in fiscal 2016 and fiscal 2017, and the majority are expected to be settled in cash.
The restructuring accrual, a portion of which is included in payroll and other benefits related liabilities with the remainder included in other current liabilities, is expected to be substantially paid within the next 12 months. Changes in the restructuring accrual during the three months ended December 27, 2015 were as follows (in millions):

	Severance Costs	Other Costs	Total
Beginning balance of restructuring accrual	$122	$31	$153
Additional costs	27	28	55
Cash payments	(15)	(44)	(59)
Adjustments	(4)	—	(4)
Ending balance of restructuring accrual	$130	$15	$145
Note 10. Fair Value Measurements
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 27, 2015 (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,364	$3,847	$—	$6,211
Marketable securities
U.S. Treasury securities and government-related securities	89	914	—	1,003
Corporate bonds and notes	—	15,810	—	15,810
Mortgage- and asset-backed and auction rate securities	—	1,743	174	1,917
Equity and preferred securities and equity funds	1,119	376	—	1,495
Debt funds	—	3,453	—	3,453
Total marketable securities	1,208	22,296	174	23,678
Derivative instruments	—	18	—	18
Other investments	306	—	—	306
Total assets measured at fair value	$3,878	$26,161	$174	$30,213
Liabilities
Derivative instruments	$—	$6	$—	$6
Other liabilities	306	—	—	306
Total liabilities measured at fair value	$306	$6	$—	$312
Activity between Levels of the Fair Value Hierarchy. There were no significant transfers between Level 1 and Level 2 during the three months ended December 27, 2015 and December 28, 2014. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table includes the activity for mortgage- and asset-backed and auction rate securities classified within Level 3 of the valuation hierarchy (in millions):

	Three Months Ended
	December 27, 2015	December 28, 2014
Beginning balance of Level 3	$224	$269
Total realized and unrealized gains or losses:
Included in other comprehensive income (loss)	(1)	—
Purchases	—	29
Sales	(1)	(24)
Settlements	(36)	(44)
Transfers out of Level 3	(12)	—
Ending balance of Level 3	$174	$230
The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the fiscal month in which the actual event or change in circumstances that caused the transfer occurs. Transfers out of Level 3 during the three months ended December 27, 2015 primarily consisted of debt securities with significant upgrades in credit ratings or for which there were observable inputs. There were no transfers into or out of Level 3 during the three months ended December 28, 2014.
Nonrecurring Fair Value Measurements. The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three months ended December 28, 2014, the Company updated the business plans and related internal forecasts related to one of the Company’s businesses, resulting in an impairment charge to write down goodwill (Note 2). The Company determined the fair value using an income approach. The estimation of fair value and cash flows used in the fair value measurement required the use of significant unobservable inputs, and as a result, the fair value measurement was classified as Level 3. During the

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

three months ended December 27, 2015 and December 28, 2014, the Company did not have any other significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.
Note 11. Marketable Securities
Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	December 27, 2015	September 27, 2015	December 27, 2015	September 27, 2015
Trading:
U.S. Treasury securities and government-related securities	$—	$—	$61	$12
Corporate bonds and notes	—	—	300	364
Mortgage- and asset-backed and auction rate securities	—	—	279	242
Total trading	—	—	640	618
Available-for-sale:
U.S. Treasury securities and government-related securities	160	156	782	691
Corporate bonds and notes	7,942	7,926	7,568	7,112
Mortgage- and asset-backed and auction rate securities	1,339	1,302	299	263
Equity and preferred securities and equity funds	174	377	1,321	1,253
Debt funds	—	—	2,870	2,909
Total available-for-sale	9,615	9,761	12,840	12,228
Fair value option:
Debt fund	—	—	583	780
Total marketable securities	$9,615	$9,761	$14,063	$13,626
The Company holds an investment in a debt fund for which the Company elected the fair value option because the Company is able to redeem its shares at net asset value, which is determined daily. The investment would have otherwise been recorded using the equity method. The debt fund has no single maturity date. At December 27, 2015, the Company had an effective ownership interest in the debt fund of 22%. Changes in fair value associated with this investment are recognized in net investment income. During the three months ended December 27, 2015 and December 28, 2014, the changes in fair value associated with this investment were negligible.
The Company classifies certain portfolios of debt securities that utilize derivative instruments to acquire or reduce foreign exchange, interest rate and/or equity, prepayment and credit risks as trading. Net losses recognized on debt securities classified as trading held at December 27, 2015 and December 28, 2014 were negligible and $12 million during the three months ended December 27, 2015 and December 28, 2014, respectively.
At December 27, 2015, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity
Less Than One Year	One to Five Years	Five to Ten Years	Greater Than Ten Years	No Single Maturity Date	Total
$3,142	$10,947	$1,721	$643	$4,507	$20,960
Debt securities with no single maturity date included debt funds, mortgage- and asset-backed securities and auction rate securities.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recorded realized gains and losses on sales of available-for-sale securities as follows (in millions):

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains
For the three months ended
December 27, 2015	$50	$(12)	$38
December 28, 2014	180	(8)	172
Available-for-sale securities were comprised as follows (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 27, 2015
Equity securities	$1,266	$251	$(22)	$1,495
Debt securities (including debt funds)	21,234	132	(406)	20,960
	$22,500	$383	$(428)	$22,455
September 27, 2015
Equity securities	$1,394	$264	$(28)	$1,630
Debt securities (including debt funds)	20,459	185	(285)	20,359
	$21,853	$449	$(313)	$21,989
The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that are classified as available-for-sale and have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

	December 27, 2015
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and government-related securities	$808	$(12)	$20	$(2)
Corporate bonds and notes	10,466	(132)	956	(108)
Mortgage- and asset-backed and auction rate securities	1,220	(7)	164	(1)
Equity and preferred securities and equity funds	360	(22)	2	—
Debt funds	1,923	(138)	79	(6)
	$14,777	$(311)	$1,221	$(117)

	September 27, 2015
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and government-related securities	$304	$(4)	$—	$—
Corporate bonds and notes	7,656	(93)	368	(62)
Mortgage- and asset-backed and auction rate securities	862	(3)	108	(1)
Equity and preferred securities and equity funds	392	(28)	17	—
Debt funds	1,792	(117)	124	(5)
	$11,006	$(245)	$617	$(68)
At December 27, 2015, the Company concluded that the unrealized losses on its available-for-sale securities were temporary. Further, for common stock and for equity and debt funds with unrealized losses, the Company has the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable period of time. For debt securities and preferred stock with unrealized losses, the Company does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, such securities before recovery or maturity.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The ending balance of the credit loss portion of other-than-temporary impairments on debt securities held by the Company was $22 million and negligible at December 27, 2015 and December 28, 2014, respectively.
Note 12. Subsequent Event
In January 2016, the Company announced that it had reached agreement with TDK Corporation to form a joint venture, under the name RF360 Holdings Singapore Pte. Ltd., to enable delivery of radio frequency front-end (RFFE) modules and RF filters into fully integrated products for mobile devices and Internet of Things (IoT) applications, among others. The joint venture will initially be owned 51% by the Company and 49% by TDK. Certain intellectual property, patents and filter and module design and manufacturing assets will be carved out of existing TDK businesses and be acquired by the joint venture, with certain assets acquired by the Company. The purchase price of the Company’s interest in the joint venture and the assets to be transferred to the Company is $1.2 billion, to be adjusted for working capital, outstanding indebtedness and certain capital expenditures, among other things. Additionally, the Company has the option to acquire (and TDK has an option to sell) TDK’s interest in the joint venture for $1.15 billion 30 months after the closing date. TDK will be entitled to up to a total of $200 million in payments based on sales of RF filter functions over the three-year period after the closing date, which is a substitute for and in lieu of any right of TDK to receive any profit sharing, distributions, dividends or other payments of any kind or nature. The transaction is subject to receipt of regulatory approvals and other closing conditions and is expected to close by early 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 27, 2015 contained in our 2015 Annual Report on Form 10-K.
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
Recent Developments
Revenues for the first quarter of fiscal 2016 were $5.8 billion, a decrease of 19% compared to the year ago quarter, with net income attributable to Qualcomm of $1.5 billion, a decrease of 24% compared to the year ago quarter.

•
We shipped approximately 242 million Mobile Station Modem (MSM) integrated circuits for CDMA- and OFDMA-based wireless devices, a decrease of 10%, compared to approximately 270 million MSM integrated circuits in the year ago quarter. The decline in MSM shipments contributed in part to a 22% decrease in QCT’s revenues as compared to the year ago quarter as QCT continued to be negatively impacted by the effects of a shift in share among our customers within the premium tier, a decline in share at a large customer and the competitive environment in China.

•
Total reported device sales were approximately $60.6 billion, an increase of approximately 7%, compared to approximately $56.4 billion in the year ago quarter.(1) However, despite the increase in total reported device sales, QTL’s revenues decreased by 12% compared to the year ago quarter primarily attributable to the deferral of revenue due to an arbitration with LG Electronics, Inc., the effect of underreported royalties by licensees and a decrease in revenues per reported unit.

•	We recorded a gain of $380 million in other income upon the completion of the sale of our wireless spectrum in the United Kingdom.
Against this backdrop, the following recent developments occurred during the first quarter of fiscal 2016 with respect to key elements of our industry:

•	Worldwide cellular connections grew sequentially by approximately 1% to reach approximately 7.3 billion.(2)

•
Worldwide 3G/4G connections (CDMA-based, OFDMA-based and CDMA/OFDMA multimode) grew sequentially by approximately 4% to approximately 3.5 billion, which was approximately 48% of total cellular connections.(2)

(1)
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

(2)	According to GSMA Intelligence estimates as of January 25, 2016 for the quarter ended December 31, 2015.
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
QCT is a leading developer and supplier of integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products. QCT’s integrated circuit products are sold and its system software is licensed to manufacturers that use our products in wireless devices, particularly mobile phones, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, data cards, infrastructure equipment, headsets, sound systems and automobiles and in wired devices, particularly broadband gateway equipment, desktop computers and streaming media players. Our MSM integrated circuits, which include the Mobile Data Modem, Qualcomm Single Chip and Qualcomm Snapdragon processors and LTE modems, perform the core baseband modem functionality in wireless devices providing voice and data communications, as well as multimedia applications and global positioning functions. In addition, our Snapdragon processors provide advanced application and graphics processing capabilities. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. QCT revenues comprised 71% and 74% of total consolidated revenues in the first quarter of fiscal 2016 and 2015, respectively.
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
QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing CDMA2000, WCDMA, CDMA TDD and/or LTE standards and their derivatives. QTL licensing revenues include license fees and royalties based on sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of complete licensed products, net of certain permissible deductions (including transportation, insurance, packing costs and other items). QTL recognizes royalty revenues based on royalties reported by licensees and when other revenue recognition criteria are met. Licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. QTL revenues comprised 28% and 26% of total consolidated revenues in the first quarter of fiscal 2016 and 2015, respectively. The vast majority of such revenues were generated through our licensees’ sales of CDMA2000- and WCDMA-based products, such as feature phones and smartphones.
QSI makes strategic investments that are focused on opening new or expanding opportunities for our technologies and supporting the design and introduction of new products and services (or enhancing existing products or services) for voice and data communications. Many of these strategic investments are in early-stage companies in a variety of industries, including, but not limited to, digital media, e-commerce, healthcare and wearable devices. Investments primarily include non-marketable equity instruments, which generally are recorded using the cost method or the equity method, and convertible debt instruments, which are recorded at fair value. QSI also held wireless spectrum, which was sold in October 2015 for a gain of approximately $380 million. In addition, QSI segment results include revenues and related costs associated with development contracts with one of our equity method investees. As part of our strategic investment activities, we intend to pursue various exit strategies for each of our QSI investments in the foreseeable future.
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

•
In February 2015, we reached a resolution with the China National Development and Reform Commission (NDRC) regarding its investigation and agreed to implement a rectification plan that modifies certain of our business practices in China. The rectification plan provides, among other things, that for licenses of only our 3G and 4G essential Chinese patents for branded devices sold for use in China starting on January 1, 2015 (and reported to us starting in the third quarter of fiscal 2015), we will charge running royalties at royalty rates of 5% for 3G CDMA or WCDMA devices (including multimode 3G/4G devices) and 3.5% for 4G devices that do not implement CDMA or WCDMA (including 3-mode LTE-TDD devices), in each case using a royalty base of 65% of the net selling price.

•
Despite the resolution of the NDRC investigation, China continues to present significant challenges for us. We continue to believe that certain licensees are not fully complying with their contractual obligations to report their sales of licensed products to us (which includes 3G/4G units that we believe are not being reported by certain licensees), and certain companies, including unlicensed companies, are delaying execution of new license agreements. While we have reached agreements with many licensees, negotiations with certain other licensees and unlicensed companies are ongoing. We believe that the conclusion of new agreements with these licensees will result in improved reporting by these licensees, including with respect to sales of three-mode devices (i.e., devices that implement GSM, TD-SCDMA and LTE-TDD) sold in China. However, litigation and/or other actions may be necessary to compel licensees to report and pay the required royalties for sales they have not previously reported and to compel unlicensed companies to execute new licenses.

•
Regulatory authorities in other countries continue to investigate our business practices as well, particularly with respect to our licensing business. In addition, LG Electronics, Inc. has commenced an arbitration over certain terms of its license agreement.

•
Our business, particularly our semiconductor business, QCT, continues to be impacted by current industry dynamics, including: concentration of device share among companies within the premium tier, which will continue to negatively impact sales of our integrated Snapdragon processors and skew our product mix towards lower-margin modem chipsets in this tier; and intense competition, particularly in China.

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

•
In the fourth quarter of fiscal 2015, we announced a Strategic Realignment Plan designed to improve execution, enhance financial performance and drive profitable growth as we work to create sustainable long-term value for stockholders. As part of this Strategic Realignment Plan, among other actions, we are implementing a cost reduction plan and plan to reduce our annual costs from fiscal 2015 levels (adjusted for variable compensation) of $7.3 billion (as announced on July 22, 2015) by approximately $1.1 billion through a series of targeted reductions across Qualcomm’s businesses, particularly in QCT. We are also planning to reduce annual share-based compensation grants by approximately $300 million. We expect these cost reduction initiatives to be substantially implemented by the end of fiscal 2016. Restructuring activities were initiated in the fourth quarter of fiscal 2015, and a total of $196 million in net restructuring and restructuring-related charges were incurred through the first quarter of fiscal 2016. We expect to incur additional restructuring and restructuring-related charges of approximately $100 million to $200 million.

•
In January 2016, we announced that we had reached an agreement with TDK Corporation to form a joint venture, under the name RF360 Holdings Singapore Pte. Ltd., to enable delivery of radio frequency front-end (RFFE) modules and RF filters into fully integrated products for mobile devices and Internet of Things (IoT) applications, among others. The joint venture will initially be owned 51% by us and 49% by TDK. Certain intellectual property, patents and filter and module design and manufacturing assets will be carved out of existing TDK businesses and be acquired by the joint venture, with certain assets acquired by us. The purchase price of our interest in the joint venture and the assets to be transferred to us is $1.2 billion, to be adjusted for working capital, outstanding indebtedness and certain capital expenditures, among other things. Additionally, we have the option to acquire (and TDK has an option to sell) TDK’s interest in the joint venture for $1.15 billion 30 months after the closing date. TDK will be entitled to up to a total of $200 million in payments based on sales of RF filter functions over the three-year period after the closing date, which is a substitute for and in lieu of any right of TDK to receive any profit sharing, distributions, dividends or other payments of any kind or nature. The transaction is subject to receipt of regulatory approvals and other closing conditions and is expected to close by early 2017.

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
Results of Operations

Revenues (in millions)
	Three Months Ended
	December 27, 2015	December 28, 2014	Change
Equipment and services	$4,087	$5,216	$(1,129)
Licensing	1,688	1,883	(195)
	$5,775	$7,099	$(1,324)

The decrease in equipment and services revenues was primarily due to a decrease in QCT revenues of $1.16 billion. The decrease in licensing revenues was primarily due to a decrease in QTL revenues of $209 million.

Costs and Expenses (in millions)
	Three Months Ended
	December 27, 2015	December 28, 2014	Change
Cost of equipment and services (E&S) revenues	$2,534	$3,047	$(513)
Cost as % of E&S revenues	62%	58%
The decrease in margin percentage was driven primarily by the effect of $74 million in additional charges related to the recognition of the step-up of inventories to fair value and amortization of intangible assets during the first quarter of fiscal 2016, primarily related to the acquisition of CSR plc in the fourth quarter of fiscal 2015, and a decrease in QCT margin percentage. Our margin percentage may fluctuate in future periods depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

	Three Months Ended
	December 27, 2015	December 28, 2014	Change
Research and development	$1,352	$1,352	$—
% of revenues	23%	19%
Selling, general, and administrative	$578	$583	$(5)
% of revenues	10%	8%
Other	$(374)	$53	$(427)
Research and development expenses remained flat in the first quarter of fiscal 2016. Research and development expenses included an increase of $26 million in costs related to the development of CDMA-based 3G, OFDMA-based 4G LTE and other technologies for integrated circuit and related software products, particularly data center products, and to expand our intellectual property portfolio, which was partially offset by a decrease of $16 million related to the development costs of display technologies.
The dollar decrease in selling, general and administrative expenses was primarily attributable to decreases of $15 million in employee-related expenses and $15 million in share-based compensation expenses, partially offset by an increase of $17 million in selling and marketing expenses.
Other income in the first quarter of fiscal 2016 was primarily attributable to a $380 million gain on the sale of wireless spectrum. Other income in the first quarter of fiscal 2016 also included $54 million in restructuring and restructuring-related charges, partially offset by a $48 million gain on the sale of our business that provided augmented reality applications, both of which related to our Strategic Realignment Plan.
Other expenses in the first quarter of fiscal 2015 were comprised of a $69 million goodwill impairment charge related to our business that provides push-to-talk enablement services, partially offset by a $16 million gain on the sale of certain property, plant and equipment.

Interest Expense and Net Investment Income (in millions)
	Three Months Ended
	December 27, 2015	December 28, 2014	Change
Interest expense	$74	$1	$73

Investment income, net
Interest and dividend income	$136	$134	$2
Net realized gains on marketable securities	43	156	(113)
Net realized gains on other investments	6	10	(4)
Impairment losses on marketable securities and other investments	(63)	(65)	2
Equity in net losses of investees	(20)	(4)	(16)
Net (losses) gains on derivative instruments	(3)	4	(7)
	$99	$235	$(136)
The increase in interest expense was primarily due to the issuance of an aggregate principal amount of $10.0 billion in floating- and fixed-rate notes in May 2015. The decrease in net realized gains on marketable securities was primarily due to the decreased impact of portfolio rebalancing in the first quarter of fiscal 2016.

Income Tax Expense (in millions)
	Three Months Ended
	December 27, 2015	December 28, 2014	Change
Income tax expense	$214	$327	$(113)
Effective tax rate	13%	14%	(1%)
The following table summarizes the primary factors that caused our effective tax rates for the first quarter of fiscal 2016 and 2015 to be less than the United States federal statutory rate:

	Three Months Ended
	December 27, 2015	December 28, 2014
Expected income tax provision at federal statutory tax rate	35%	35%
Benefits from foreign income taxed at other than U.S. rates	(17%)	(16%)
Benefits related to the research and development tax credit	(6%)	(5%)
Other	1%	—
Effective tax rate	13%	14%
The effective tax rate of 13% for the first quarter of fiscal 2016 was less than the estimated annual effective tax rate of 17% primarily as a result of the retroactive reinstatement of the United States federal research and development tax credit, which was permanently reinstated during the first quarter of fiscal 2016 retroactively to January 1, 2015. As a result of the reinstatement, we recorded a tax benefit of $79 million in the first quarter of fiscal 2016 related to fiscal 2015. The annual effective tax rate of 19% for fiscal 2015 reflected the United States federal research and development tax credit generated through December 31, 2014, the date on which the credit previously expired. Unrecognized tax benefits were $113 million and $40 million at December 27, 2015 and September 27, 2015, respectively. Certain of our existing tax positions are expected to continue to generate an increase in unrecognized tax benefits through fiscal 2016.
Segment Results
The following should be read in conjunction with the first quarter financial results of fiscal 2016 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 7. Segment Information.”

(in millions)	QCT	QTL	QSI
Three Months Ended December 27, 2015
Revenues	$4,096	$1,607	$9
EBT (1)	590	1,339	359
EBT as a % of revenues	14%	83%
Three Months Ended December 28, 2014
Revenues	$5,242	$1,816	$—
EBT (1)	1,146	1,579	(1)
EBT as a % of revenues	22%	87%

(1)	Earnings (loss) before taxes.
QCT Segment. QCT results of operations in the first quarter of fiscal 2016 continued to be negatively impacted by the effects of a shift in share among our customers within the premium tier, which reduced our sales of integrated Snapdragon processors and skewed our product mix towards lower-margin modem chipsets in this tier, a decline in share at a large customer and the competitive environment in China. The decrease in QCT revenues of $1.15 billion was primarily due to a decrease in equipment and services revenues. Equipment and services revenues, mostly related to sales of MSM and accompanying Radio Frequency (RF) and Power Management (PM) integrated circuits, were $4.02 billion and $5.19 billion in the first quarter of fiscal 2016 and 2015, respectively. The decrease in equipment and services revenues resulted primarily from decreases of $848 million from lower average selling prices and lower-priced product mix and $453 million related to lower MSM and accompanying RF and PM unit shipments, partially offset by a $152 million net increase in revenues related to other products (primarily resulting from the acquisition of CSR in the fourth quarter of fiscal 2015). Approximately 242 million and 270 million MSM integrated circuits were sold during the first quarter of fiscal 2016 and 2015, respectively.
QCT EBT as a percentage of revenues decreased primarily due to the impact of lower revenues relative to operating expenses and a decrease in gross margin percentage. The decrease in QCT gross margin percentage primarily resulted from lower average selling prices and lower-margin product mix, partially offset by lower average unit costs and lower excess inventory charges.
QTL Segment. The decrease in QTL revenues of $209 million was primarily attributable to the deferral of revenue due to an arbitration with LG Electronics, Inc., the effect of underreported royalties by licensees and a decrease in revenues per reported unit, partially offset by an increase in sales of CDMA-based products, including multimode products that also implement OFDMA, reported by licensees. QTL revenues and EBT for the first quarter of fiscal 2016 were impacted negatively by units that we believe are not being reported by certain licensees and sales of certain unlicensed products. While we have reached agreements with many licensees, negotiations with certain other licensees and unlicensed companies are ongoing, and litigation may become necessary if negotiations fail to resolve the relevant issues.

QSI Segment. The increase in QSI EBT was primarily due to a $380 million gain on the sale of wireless spectrum in the first quarter of fiscal 2016, partially offset by increases of $16 million in equity in losses of investees and $10 million in impairment losses on investments. The sale of the wireless spectrum included $275 million in deferred payments due in 2020 to 2023, which were recorded at their present values in other assets.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations, cash provided by our debt programs and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. The following tables present selected financial information related to our liquidity as of December 27, 2015 and September 27, 2015 and for the first quarter of fiscal 2016 and 2015 (in millions):

	December 27, 2015	September 27, 2015	$ Change	% Change
Cash, cash equivalents and marketable securities	$30,591	$30,947	$(356)	(1%)
Accounts receivable, net	1,323	1,964	(641)	(33%)
Inventories	1,216	1,492	(276)	(18%)
Short-term debt	1,000	1,000	—	—%
Long-term debt	9,950	9,969	(19)	—%

	Three Months Ended
	December 27, 2015	December 28, 2014	$ Change	% Change
Net cash provided by operating activities	$2,739	$2,364	$375	16%
Net cash used by investing activities	(716)	(1,736)	1,020	(59%)
Net cash used by financing activities	(2,665)	(2,203)	(462)	21%
The net decrease in cash, cash equivalents and marketable securities was primarily the result of $2.05 billion in payments to repurchase shares of our common stock, partially offset by net cash provided by operating activities. Total cash provided by operating activities increased primarily due to changes in working capital related to accounts receivable and inventories, partially offset by a reduction in net income of $475 million. Our days sales outstanding, on a consolidated basis, decreased to 21 days at December 27, 2015 compared to 33 days at September 27, 2015. The decreases in accounts receivable and the related days sales outstanding were primarily due to the timing of integrated circuit shipments and the collection of payments from certain of our licensees. The decrease in inventories was primarily due to a decrease in QCT work-in-process and finished goods related to lower units on hand to align with near-term demand and recognition of the step-up in the fair value of the acquired inventories from the CSR acquisition.
We classify certain of our marketable securities as short-term based on their nature and our plan to make them available, if needed, for use in our current operations. While we do not anticipate using our non-current marketable securities in operations in the foreseeable future, the securities could be liquidated within a short period of time if required. Our cash, cash equivalents and marketable securities at December 27, 2015 consisted of $2.7 billion held by United States-based entities and $27.9 billion held by foreign entities. Most of our cash, cash equivalents and marketable securities held by foreign entities are indefinitely reinvested and would be subject to material tax effects if repatriated. However, we believe that our United States sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate funds held by foreign entities.
We believe our current cash, cash equivalents and marketable securities, our expected cash flow generated from operations and our expected financing activities will satisfy our working and other capital requirements for at least the next 12 months based on our current business plans. Recent and expected working and other capital requirements also include the items described below.

•
We expect the majority of the charges incurred in connection with our Strategic Realignment Plan will result in cash payment. Our restructuring accrual was $145 million at December 27, 2015, and we expect to incur additional restructuring and restructuring-related charges of approximately $100 million to $200 million.

•
Our purchase obligations at December 27, 2015, some of which relate to research and development activities and capital expenditures, totaled $3.2 billion and $891 million for fiscal 2016 and 2017, respectively, and $1.7 billion thereafter.

•
Our research and development expenditures were $1.4 billion during the first quarter of fiscal 2016 and $5.5 billion in fiscal 2015, and we expect to continue to invest heavily in research and development for new technologies, applications and services for voice and data communications, primarily in the wireless industry.

•
Cash outflows for capital expenditures were $128 million during the first quarter of fiscal 2016 and $994 million during fiscal 2015. We expect to continue to incur capital expenditures in the future to support our business, including research and development activities. Future capital expenditures may be impacted by transactions that are currently not forecasted.

•
In January 2016, we announced that we had reached agreement with TDK Corporation to form a joint venture, under the name RF360 Holdings Singapore Pte. Ltd. The joint venture will initially be owned 51% by us and 49% by TDK. The purchase price due upon close of the transaction is $1.2 billion, to be adjusted for working capital, outstanding indebtedness and certain capital expenditures, among other things. Additionally, we have the option to acquire (and TDK has an option to sell) TDK’s interest in the joint venture for $1.15 billion 30 months after the closing date. We expect to use existing cash resources to fund the acquisition. TDK will be entitled to up to a total of $200 million in payments based on sales of RF filter functions over the three-year period after the closing date. The transaction is subject to regulatory approvals and other closing conditions and is expected to close by early 2017.

•
We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly, to open new opportunities for our technologies, obtain development resources, grow our patent portfolio or pursue new businesses.

Debt. We have a Revolving Credit Facility that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.0 billion, expiring in February 2020. At December 27, 2015, no amounts were outstanding under the Revolving Credit Facility.
We have an unsecured commercial paper program, which provides for the issuance of up to $4.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. At December 27, 2015, we had $1.0 billion of commercial paper outstanding with weighted-average net interest rates of 0.25% and weighted-average remaining days to maturity of 30 days.
We have issued unsecured floating- and fixed-rate notes in an aggregate principal amount of $10.0 billion, with maturity dates in 2018 through 2045 and effective interest rates between 0.70% and 4.74%. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes. We may issue additional debt in the future. The amount and timing of additional borrowings will be subject to a number of factors, including the cash flow generated by United States-based entities, acquisitions and strategic investments, acceptable interest rates and changes in corporate income tax law, among other factors.
Additional information regarding our outstanding debt at December 27, 2015 is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Debt.”
Capital Return Program. During the first quarter of fiscal 2016, we repurchased and retired 36,606,000 shares of our common stock for $2.05 billion, before commissions. We intend to return a minimum of 75% of our free cash flow to stockholders through stock repurchases and dividends over the foreseeable future, where free cash flow is defined as net cash provided by operating activities less capital expenditures. On March 9, 2015, we announced that we had been authorized to repurchase up to $15 billion of our common stock. Additionally, we announced our intention to repurchase $10 billion of stock from March 2015 through March 2016, which we completed during the first quarter of fiscal 2016. At December 27, 2015, $4.9 billion remained authorized for repurchase under our stock repurchase program. To meet our goal, we expect to use existing cash and marketable securities held by, and cash flow generated from, United States-based entities and borrowings. We periodically evaluate repurchases as a means of returning capital to stockholders to determine when and if repurchases are in the best interests of our stockholders.
We paid cash dividends totaling $717 million, or $0.48 per share, on December 18, 2015. On January 12, 2016, we announced a cash dividend of $0.48 per share on our common stock, payable on March 23, 2016 to stockholders of record as of the close of business on March 2, 2016. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders.
Contractual Obligations/Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).
Additional information regarding our financial commitments at December 27, 2015 is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 3. Income Taxes,” “Note 5. Debt” and “Note 6. Commitments and Contingencies.”
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASU 2014-09 defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The new standard will be effective for us starting in the first quarter of fiscal 2019. The FASB will permit entities to adopt one year earlier if they choose. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. We do not intend to adopt the standard early and are in the process of determining the adoption method as well as the effects the adoption will have on our consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The new accounting guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods therein. Early adoption is permitted as of the beginning of interim or annual reporting periods. We plan to adopt the standard prospectively in the second quarter of fiscal 2016.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. Additionally, the ASU changes the disclosure requirements for financial instruments. The new standard will be effective for us starting in the first quarter of fiscal 2019. Early adoption is permitted for certain provisions. We are in the process of determining the effects the adoption will have on our consolidated financial statements as well as whether to adopt certain provisions early.
Risk Factors
You should consider each of the following factors as well as the other information in this Quarterly Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of these risks occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 27, 2015, including our financial statements and the related notes.
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
Our industry is subject to competition in an environment of rapid technological change that could result in decreased demand and/or declining average selling prices for our products and/or those of our customers and/or licensees and/or result in placing new specifications or requirements on our products, each of which could negatively affect our revenues and operating results.

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

•
create stand-alone value and/or contribute to the success of our existing businesses through acquisitions and other transactions (and/or by developing customer, licensee and/or vendor relationships) in new industry segments and/or disruptive technologies, products and/or services (such as products for the connected home and the Internet of Things, automotive, networking, mobile computing, mobile health, machine learning, including robotics, and wireless charging, among others);

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

Competition in any or all product tiers, customer concentration and/or growth in sales of mid- and low-tier products, particularly relative to premium-tier products, may reduce average selling prices for our chipset products and/or the products of our customers and licensees. Certain of these dynamics are particularly pronounced in emerging geographic regions (e.g., China). Reductions in the average selling prices of our chipset products, without a corresponding increase in volumes, would negatively impact our revenues, and without corresponding decreases in average unit costs, would negatively impact our margins. In addition, reductions in the average selling prices of our licensees’ products, unless offset by an increase in volumes, would generally decrease total royalties payable to us, negatively impacting our licensing revenues.
Companies that promote standards that are neither CDMA- nor OFDMA-based (e.g., GSM) as well as companies that design integrated circuits based on CDMA, OFDMA, Wi-Fi or their derivatives are generally competitors or potential competitors. Examples (some of which are strategic partners of ours in other areas) include Airoha Technology Corp., Avago Technologies Ltd., Broadcom, Ericsson, HiSilicon Technologies, Intel, Leadcore Technology Co., Ltd., Marvell Technology, Maxim Integrated Products, MediaTek, Microchip Technology Inc., Nvidia, Qorvo Inc., Realtek Semiconductor, Samsung Electronics, Skyworks Solutions Inc. and Spreadtrum Communications (which is controlled by Tsinghua Unigroup). Some of these current and potential competitors may have advantages over us that include, among others: lower cost structures; motivation by our customers in certain circumstances to utilize their own internally-developed integrated circuit products or to find alternate suppliers or choose alternative technologies; foreign government support of other technologies or competitors; better known brand names; ownership and control of manufacturing facilities and greater expertise in manufacturing processes; more extensive relationships with local distribution companies and original equipment manufacturers in emerging geographic regions (such as China); and/or a more established presence in certain regions.
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
Our QCT segment derives a significant portion of revenues from a small number of customers, and we expect this trend to continue in the foreseeable future. Our industry is experiencing and may continue to experience an increasing concentration of device share among a few companies, particularly at the premium tier, contributing to this trend. In addition, certain of our largest integrated circuit customers develop their own integrated circuit products, which they have in the past chosen, and may in the future choose, to utilize in their devices rather than our integrated circuit products (and/or sell their integrated circuit products to third parties in competition with us). The loss of any one of our significant customers, a reduction in the purchases of our products by such customers (due to the use of their own integrated circuit products or otherwise) or cancellation of significant purchases from any of these customers would reduce our revenues and could harm our ability to achieve or sustain expected operating results, and a delay of significant purchases, even if only temporary, would reduce our revenues in the period of the delay. Further, concentration of device share among a few companies, and the corresponding purchasing power of these companies, may result in lower prices for our products which, if not accompanied by a sufficient increase in the volume of purchases of our products, could have an adverse effect on our revenues and margins. In addition, the timing and size of purchases by our significant customers may be impacted by the timing of such customers’ new or next generation product introductions, over which we have little or no control, and the timing of such introductions may cause our operating results to fluctuate. Accordingly, if current industry dynamics and concentrations continue, our QCT segment’s revenues will continue to depend largely upon, and be impacted by, future purchases and the timing and size of any such future purchases by these significant customers.
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
Although we have more than 295 CDMA-based licensees, our QTL segment derives a significant portion of licensing revenues from a limited number of licensees. In the event that one or more of our significant licensees fail to meet their reporting and/or payment requirements or we are unable to renew or modify one or more of such license agreements, our revenues, operating results and cash flows would be adversely impacted. Moreover, the future growth and success of our core licensing business will depend in part on the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain customer acceptance. We have little or no control over the product development, sales efforts or pricing of products by our licensees, and our licensees might not be successful. Reductions in the average selling prices of wireless devices sold by our major licensees, without a sufficient increase in the volumes of such devices sold, would generally have an adverse effect on our licensing revenues.
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
From time to time, companies initiate various strategies to attempt to renegotiate, mitigate and/or eliminate their need to pay royalties to us for the use of our intellectual property. These strategies have included: (i) litigation, often alleging infringement of patents held by such companies, patent misuse, patent exhaustion, patent invalidity and/or unenforceability of our patents and/or licenses, or some form of unfair competition; (ii) taking positions contrary to our understanding of their contracts with us; (iii) appeals to governmental authorities; (iv) collective action, including working with wireless operators, standards bodies, other like-minded companies and other organizations, on both formal and informal bases, to adopt intellectual property policies and practices that could have the effect of limiting returns on intellectual property innovations; (v) lobbying governmental regulators and elected officials for the purpose of seeking the imposition of some form of compulsory licensing and/or to weaken a patent holder’s ability to enforce its rights or obtain a fair return for such rights; and (vi) licensees using various strategies to attempt to shift their royalty obligation to their suppliers that results in lowering the wholesale (i.e., licensee’s) selling price on which the royalty is calculated. In addition, certain licensees have disputed or underreported royalties owed to us under their license agreements with us or reported to us in a manner that is not in compliance with their contractual obligations, and certain companies have yet to enter into or delayed entering into license agreements with us for their use of our intellectual property, and such licensees and/or companies may continue to do so in the future. Further, to the extent such licensees and/or companies increase their device share, the negative impact of their underreporting and/or non-reporting on our business and operating results will be exacerbated.
We are currently subject to various litigation and governmental investigations and/or proceedings, some of which may arise out of the strategies described above. Certain legal matters are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.” The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. Depending on the type of matter, various remedies that could result from an unfavorable resolution include, among others, injunctions, monetary damages or fines or other orders to pay money and the issuance of orders to cease certain conduct and/or modify our business practices.

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
We expect that such proposals, interpretations and strategies will continue in the future, and if successful, our business model would be harmed, either by limiting or eliminating our ability to collect royalties (or by reducing the royalties we can collect) on all or a portion of our patent portfolio, limiting our return on investment with respect to new technologies, limiting our ability to seek injunctions against infringers of our standard-essential patents, constraining our ability to make licensing commitments when submitting our technology for inclusion in future standards (which could make our technology less likely to be included in such standards) or forcing us to work outside of SDOs or other industry groups to promote our new technologies, and our results of operations could be negatively impacted. In addition, the legal and other costs associated with asserting or defending our positions have been and continue to be significant. We assume that such challenges, regardless of their merits, will continue into the foreseeable future and may require the investment of substantial management time and financial resources.
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
We have had and may in the future have difficulty in certain circumstances in protecting or enforcing our intellectual property rights and/or contracts, including collecting royalties for use of our patent portfolio in particular foreign jurisdictions due to, among others: policies of foreign governments; challenges to our licensing practices under such jurisdictions’ competition laws; adoption of mandatory licensing provisions by foreign jurisdictions (either with controlled/regulated royalties or royalty free); failure of foreign courts to recognize and enforce judgments of contract breach and damages issued by courts in the United States; and/or challenges pending before foreign competition agencies to the pricing and integration of additional features and functionality into our chipset products. Certain licensees have disputed or underreported royalties owed to us under their license agreements with us or reported to us in a manner that is not in compliance with their contractual obligations, and certain companies have yet to enter into or delayed entering into license agreements for their use of our intellectual property, and such licensees and/or companies may continue to do so in the future. Additionally, although our license agreements provide us with the right to audit the books and records of licensees, audits can be expensive, time consuming, incomplete and subject to dispute. Further, certain licensees may not comply with the obligation to provide full access to their books and records. To the extent we do not aggressively enforce our rights under our license agreements, licensees may not comply with their existing license agreements, and to the extent we do not aggressively pursue unlicensed companies to enter into license agreements with us for their use of our intellectual property, other unlicensed companies may not enter into license agreements.
We may need to litigate to enforce our contract and/or intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. As a result of any such litigation, we could lose our ability to enforce one or more patents, portions of our license agreements could be determined to be invalid or unenforceable (which may in turn result in other licensees either not complying with their existing license agreements and/or initiating litigation) and/or we could incur substantial unexpected operating costs. Any action we take to enforce our contract or intellectual property rights could be costly and could absorb significant management time and attention, which, in turn, could negatively impact our operating results. Further, even a positive resolution to our enforcement efforts may take time to conclude, which may reduce our revenues in the period prior to conclusion.
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
Although we own a very strong portfolio of issued and pending patents related to GSM, GPRS, EDGE, OFDM, OFDMA, WLAN, MIMO and other technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing revenues as our CDMA licensing program has been. Many wireless operators are investigating, have selected or have deployed OFDMA-based LTE as their next-generation 4G technology in existing (or future if not yet deployed) wireless spectrum bands as complementary to their existing CDMA-based networks. While 3G/4G multimode products are generally covered by our existing 3G licensing agreements, products that implement 4G but do not also implement 3G are generally not covered by these agreements. Although we believe that our patented technology is essential and useful to implementation of the LTE industry standards and have granted royalty-bearing licenses to more than 170 companies (including Alcatel-Lucent, Huawei, LG, Microsoft, Samsung, Sony Mobile and ZTE) that have realized that they need a license to our patents to make and sell products implementing 4G standards but not implementing 3G standards, it may be difficult to agree on material terms and/or conditions of new license agreements that are acceptable to us with companies that are currently unlicensed, particularly in China. Further, the royalty rates for single mode 4G products are generally lower than our royalty rates for 3G and 3G/4G multimode products have been, and therefore, we might not achieve the same licensing revenues on such LTE products as on 3G and 3G/4G multimode products. In addition, new connectivity and other services are emerging that rely on devices that may or may not be used on traditional cellular networks, such as devices used in the connected home or the Internet of Things. We also seek to diversify and broaden our technology licensing programs to new industry segments in which we can utilize our technology leadership, such as wireless charging and other technologies. Standards, even de facto standards, that develop as these technologies mature, in particular those that do not include a base level of interoperability, may impact our ability to obtain royalties that are equivalent to those that we receive for 3G and 3G/4G multimode products used in cellular communications. Although we believe that our patented technology is essential and useful to the commercialization of such services, the royalties we receive may be lower than those we receive from our current licensing program.
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
We are currently subject to various governmental investigations and/or proceedings, and certain matters are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.” The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. Depending on the type of matter, various remedies that could result from an unfavorable resolution include, among others, injunctions, monetary damages or fines or other orders to pay money, and the issuance of orders to cease certain conduct and/or modify our business practices.
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
We engage in acquisitions and strategic transactions and make strategic investments, which are important to our business strategy, with the goal of maximizing stockholder value. We acquire businesses and other assets, including patents, technology, wireless spectrum and other intangible assets, enter into joint ventures or other strategic transactions and purchase minority equity interests in or make loans to companies that may be private and early-stage. Our strategic activities are generally focused on opening new or expanding opportunities for our technologies and supporting the design and introduction of new products and services (or enhancing existing products or services) for voice and data communications. Many of our strategic activities entail a high degree of risk and require the use of domestic and/or foreign capital, and investments may not become liquid for several years after the date of the investment, if at all. Our strategic activities may not generate financial returns or result in increased adoption or continued use of our technologies, products or services. In some cases, we may be required to consolidate or record our share of the earnings or losses of companies in which we have acquired ownership interests. In addition, we may record impairment charges related to our strategic activities. Any losses or impairment charges that we incur related to strategic activities will have a negative impact on our financial results, and we may continue to incur new or additional losses related to strategic assets or investments that we have not fully impaired or exited. In part due to our inexperience with technologies and/or products of and/or geographic regions served by our strategic activities, we may underestimate the costs and/or overestimate the benefits, including product and other synergies and growth opportunities that we expect to realize, and we may not achieve them. If we do not achieve the anticipated benefits of business acquisitions or other strategic activities, our results of operations may be adversely affected, and we may not enhance stockholder value by engaging in these transactions.
Achieving the anticipated benefits of business acquisitions, including joint ventures and other strategic investments in which we have management and operational control, depends in part upon our ability to integrate the businesses in an efficient and effective manner. Such integration involves significant challenges, including, among others: retaining key employees; successfully integrating new employees, business systems, technology and products; retaining customers and suppliers of the businesses; consolidating research and development and/or supply operations; minimizing the diversion of management’s attention from ongoing business matters; and consolidating corporate and administrative infrastructures. We may not derive any commercial value from associated technologies or products or from future technologies or products based on these technologies, and we may be subject to liabilities that are not covered by indemnification protection that we may obtain, or we may become subject to litigation. Additionally, we may not be successful in expanding into geographic regions and/or categories of products served by or adjacent to the associated businesses or in addressing potential new opportunities that may arise out of the combination.
If we are unsuccessful in executing our Strategic Realignment Plan, our business and results of operations may be adversely affected.
In the fourth quarter of 2015, we announced a Strategic Realignment Plan designed to improve execution, enhance financial performance and drive profitable growth as we work to create sustainable long-term value for stockholders. As part of this Strategic Realignment Plan, among other actions, we are implementing a cost reduction plan, which includes a series of targeted reductions across our businesses, particularly in our semiconductor business, QCT, and a reduction to our annual share-based compensation grants in fiscal 2016. We expect these cost reduction initiatives to be substantially implemented by the end of fiscal 2016. Additional information regarding our Strategic Realignment Plan is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 9. Strategic Realignment Plan.”
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
Our stock price and earnings have fluctuated in the past and are likely to fluctuate in the future. Factors that may have a significant impact on the market price of our stock and/or earnings include those identified throughout this “Risk Factors” section, volatility of the stock market in general and technology-based companies in particular, announcements concerning us, our suppliers, our competitors or our customers or licensees and variations between our actual results or guidance and expectations of securities analysts, among others. Further, increased volatility in the financial markets and/or overall economic conditions may reduce the amounts that we realize in the future on our cash equivalents and/or marketable securities and may reduce our earnings as a result of any impairment charges that we record to reduce recorded values of marketable securities to their fair values.
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
A decline in global economic conditions or a slow-down in economic growth, particularly in geographic regions with high concentrations of wireless voice and data users, could have adverse, wide-ranging effects on demand for our products and for the products and services of our customers or licensees, particularly equipment manufacturers or others in the wireless communications industry who buy their products, such as wireless operators. Any prolonged economic downturn may result in a decrease in demand for our products or technologies; the insolvency of key suppliers, customers or licensees; delays in reporting and/or payments from our licensees and/or customers; failures by counterparties; and negative effects on wireless device inventories. In addition, our customers’ ability to purchase or pay for our products and services and network operators’ ability to upgrade their wireless networks could be adversely affected by economic conditions, leading to a reduction, cancellation or delay of orders for our products or services.
Failures in our products or services or in the products or services of our customers or licensees, including those resulting from security vulnerabilities, defects or errors, could harm our business.
The use of devices containing our products to access untrusted content creates a risk of exposing the system software in those devices to viral or malicious attacks. While we continue to focus on this issue and are taking measures to safeguard our products from cybersecurity threats, device capabilities continue to evolve, enabling more data and processes, such as mobile computing, and increasing the risk of security failures. Further, our products are inherently complex and may contain defects or errors that are detected only when the products are in use. As our chipset product complexities increase, we are required to migrate to integrated circuit technologies with smaller geometric feature sizes. The design process interface in new domains of technology is complex and adds risk to manufacturing yields and reliability. Further, manufacturing, testing, marketing and use of our products and those of our customers and licensees entail the risk of product liability. Because our products and services are responsible for critical functions in our customers’ products and/or networks, security failures, defects or errors in our products and services could have an adverse impact on us, on our customers and on the end users of our customers’ products. Such adverse impact could include product liability claims or recalls, write-offs of our inventories and/or intangible assets; unfavorable purchase commitments; a shift of business to our competitors; a decrease in demand for connected devices and wireless services; damage to our reputation and to our customer relationships; and other financial liability or harm to our business.
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
We have tax incentives in Singapore provided that we meet specified employment and other criteria, and as a result of the expiration of these incentives, our Singapore tax rate is expected to increase in fiscal 2017 and again in fiscal 2027. If we do not meet the criteria required to retain such incentives, our Singapore tax rate could increase prior to those dates, and our results of operations could be adversely affected.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2015 Annual Report on Form 10-K. At December 27, 2015, there have been no material changes to the financial market risks described at September 27, 2015. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
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
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Information regarding our material pending legal proceedings is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.” We are also engaged in numerous other legal actions arising in the ordinary course of our business and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities during the first quarter of fiscal 2016 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
September 28, 2015 to October 25, 2015	17,875	$55.94	17,875	$5,908
October 26, 2015 to November 22, 2015	17,704	56.48	17,704	4,908
November 23, 2015 to December 27, 2015	1,027	48.70	1,027	4,858
Total	36,606	56.00	36,606

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)
On March 9, 2015, we announced a repurchase program authorizing us to repurchase up to $15 billion of our common stock. At December 27, 2015, $4.9 billion remained authorized for repurchase. The stock repurchase program has no expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(b) On December 7, 2015, the Board of Directors of the Company amended and restated the Company’s Bylaws (the Amended and Restated Bylaws) to implement proxy access, commencing with the Company’s 2017 annual meeting of stockholders. Section 5A of the Amended and Restated Bylaws permits a stockholder, or a group of up to 20 stockholders, owning 3% or more of the Company’s outstanding common stock continuously for at least 3 years, to nominate and include in the Company’s proxy materials director nominees constituting up to 20% of the Board, provided that the stockholder(s) and the director nominee(s) satisfy the eligibility, procedural and disclosure requirements specified in the Amended and Restated Bylaws. The foregoing summary of the Amended and Restated Bylaws is not complete and is subject to, and qualified in its entirety by, the full text of the Amended and Restated Bylaws, which are filed as Exhibit 3.3 hereto.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
2.2	Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated.	8-K	000-19528/ 161339867	1/13/2016	2.1
3.1	Restated Certificate of Incorporation, as amended.	10-Q	000-19528/ 12766084	4/18/2012	3.1
3.2	Certificate of Elimination of the Series A Junior Participating Preferred Stock.	8-K	000-19528/ 151134143	9/30/2015	3.2
3.3	Amended and Restated Bylaws.					X
4.1	Indenture, dated May 20, 2015, between the Company and U.S. Bank National Association, as trustee.	8-K	000-19528/ 15880967	5/21/2015	4.1
4.2	Officers’ Certificate, dated May 20, 2015, for the Floating Rate Notes due 2018, the Floating Rate Notes due 2020, the 1.400% Notes due 2018, the 2.250% Notes due 2020, the 3.000% Notes due 2022, the 3.450% Notes due 2025, the 4.650% Notes due 2035 and the 4.800% Notes due 2045.	8-K	000-19528/ 15880967	5/21/2015	4.2
4.3	Form of Floating Rate Notes due 2018.	8-K	000-19528/ 15880967	5/21/2015	4.3
4.4	Form of Floating Rate Notes due 2020.	8-K	000-19528/ 15880967	5/21/2015	4.4
4.5	Form of 1.400% Notes due 2018.	8-K	000-19528/ 15880967	5/21/2015	4.5
4.6	Form of 2.250% Notes due 2020.	8-K	000-19528/ 15880967	5/21/2015	4.6
4.7	Form of 3.000% Notes due 2022.	8-K	000-19528/ 15880967	5/21/2015	4.7
4.8	Form of 3.450% Notes due 2025.	8-K	000-19528/ 15880967	5/21/2015	4.8
4.9	Form of 4.650% Notes due 2035.	8-K	000-19528/ 15880967	5/21/2015	4.9
4.10	Form of 4.800% Notes due 2045.	8-K	000-19528/ 15880967	5/21/2015	4.10
10.29	Form of 2016 Annual Cash Incentive Plan Performance Unit Agreement (1)					X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steve Mollenkopf.					X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George S. Davis.					X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Steve Mollenkopf.					X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for George S. Davis.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.					X
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

Dated: January 27, 2016