Form 10-Q
period 2016-03-27
QUALCOMM INC/DE
filed 2016-04-20
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 18, 2016, was as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,468,915,152

QUALCOMM INCORPORATED
Form 10-Q
For the Quarter Ended March 27, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 27, 2016	September 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$5,775	$7,560
Marketable securities	10,627	9,761
Accounts receivable, net	1,738	1,964
Inventories	1,427	1,492
Deferred tax assets	—	635
Other current assets	590	687
Total current assets	20,157	22,099
Marketable securities	13,582	13,626
Deferred tax assets	2,203	1,453
Property, plant and equipment, net	2,391	2,534
Goodwill	5,657	5,479
Other intangible assets, net	3,896	3,742
Other assets	2,174	1,863
Total assets	$50,060	$50,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,452	$1,300
Payroll and other benefits related liabilities	785	861
Unearned revenues	791	583
Short-term debt	1,949	1,000
Other current liabilities	2,049	2,356
Total current liabilities	7,026	6,100
Unearned revenues	2,526	2,496
Long-term debt	9,993	9,969
Other liabilities	878	817
Total liabilities	20,423	19,382

Commitments and contingencies (Note 7)

Stockholders’ equity:
Qualcomm stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,467 and 1,524 shares issued and outstanding, respectively	—	—
Retained earnings	29,485	31,226
Accumulated other comprehensive income	160	195
Total Qualcomm stockholders’ equity	29,645	31,421
Noncontrolling interests	(8)	(7)
Total stockholders’ equity	29,637	31,414
Total liabilities and stockholders’ equity	$50,060	$50,796

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Revenues:
Equipment and services	$3,349	$4,403	$7,436	$9,619
Licensing	2,202	2,491	3,890	4,374
Total revenues	5,551	6,894	11,326	13,993
Costs and expenses:
Cost of equipment and services revenues	2,141	2,628	4,675	5,676
Research and development	1,301	1,375	2,653	2,726
Selling, general and administrative	619	545	1,198	1,128
Other (Note 2)	75	1,010	(299)	1,063
Total costs and expenses	4,136	5,558	8,227	10,593
Operating income	1,415	1,336	3,099	3,400
Interest expense	(72)	(1)	(145)	(2)
Investment income, net (Note 2)	127	204	226	439
Income before income taxes	1,470	1,539	3,180	3,837
Income tax expense	(306)	(487)	(520)	(814)
Net income	1,164	1,052	2,660	3,023
Net loss attributable to noncontrolling interests	—	1	2	2
Net income attributable to Qualcomm	$1,164	$1,053	$2,662	$3,025

Basic earnings per share attributable to Qualcomm	$0.78	$0.64	$1.78	$1.83
Diluted earnings per share attributable to Qualcomm	$0.78	$0.63	$1.77	$1.80
Shares used in per share calculations:
Basic	1,487	1,645	1,495	1,653
Diluted	1,498	1,667	1,507	1,677

Dividends per share announced	$0.48	$0.42	$0.96	$0.84

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Net income	$1,164	$1,052	$2,660	$3,023
Other comprehensive income (loss), net of income taxes:
Foreign currency translation gains (losses)	3	(10)	(11)	(31)
Reclassification of foreign currency translation losses included in net income	5	—	6	—
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain available-for-sale debt securities	(24)	(1)	(51)	(10)
Reclassification of other-than-temporary losses on available-for-sale securities included in net income	54	19	101	60
Net unrealized gains (losses) on other available-for-sale securities	67	98	(41)	(6)
Reclassification of net realized gains on available-for-sale securities included in net income	(15)	(64)	(40)	(175)
Net unrealized gains on derivative instruments	—	2	—	—
Reclassification of net realized losses on derivative instruments included in net income	1	—	1	—
Total other comprehensive income (loss)	91	44	(35)	(162)
Total comprehensive income	1,255	1,096	2,625	2,861
Comprehensive loss attributable to noncontrolling interests	—	1	2	2
Comprehensive income attributable to Qualcomm	$1,255	$1,097	$2,627	$2,863

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	March 27, 2016	March 29, 2015
Operating Activities:
Net income	$2,660	$3,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	736	591
Indefinite and long-lived asset impairment charges	47	138
Income tax provision (less than) in excess of income tax payments	(189)	73
Gain on sale of wireless spectrum	(380)	—
Non-cash portion of share-based compensation expense	494	522
Incremental tax benefits from share-based compensation	(2)	(78)
Net realized gains on marketable securities and other investments	(73)	(277)
Impairment losses on marketable securities and other investments	106	106
Other items, net	47	(30)
Changes in assets and liabilities:
Accounts receivable, net	254	338
Inventories	79	(403)
Other assets	121	(1,138)
Trade accounts payable	137	(508)
Payroll, benefits and other liabilities	(610)	(405)
Unearned revenues	49	(246)
Net cash provided by operating activities	3,476	1,706
Investing Activities:
Capital expenditures	(253)	(449)
Purchases of available-for-sale securities	(7,775)	(8,758)
Proceeds from sales and maturities of available-for-sale securities	5,806	8,631
Purchases of trading securities	(177)	(695)
Proceeds from sales and maturities of trading securities	756	710
Proceeds from sales of other marketable securities	450	—
Acquisitions and other investments, net of cash acquired	(623)	(191)
Proceeds from sale of wireless spectrum	232	—
Other items, net	149	62
Net cash used by investing activities	(1,435)	(690)
Financing Activities:
Proceeds from short-term debt	4,328	1,095
Repayment of short-term debt	(3,380)	(1)
Proceeds from issuance of common stock	271	417
Repurchases and retirements of common stock	(3,598)	(3,611)
Dividends paid	(1,427)	(1,385)
Incremental tax benefits from share-based compensation	2	78
Other items, net	(18)	(9)
Net cash used by financing activities	(3,822)	(3,416)
Effect of exchange rate changes on cash and cash equivalents	(4)	(15)
Net decrease in cash and cash equivalents	(1,785)	(2,415)
Cash and cash equivalents at beginning of period	7,560	7,907
Cash and cash equivalents at end of period	$5,775	$5,492

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation
Financial Statement Preparation. These condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (collectively with its subsidiaries, the Company or Qualcomm) in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2015. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three-month and six-month periods ended March 27, 2016 and March 29, 2015 included 13 weeks and 26 weeks, respectively.
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
Earnings Per Common Share. Basic earnings per common share are computed by dividing net income attributable to Qualcomm by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share are computed by dividing net income attributable to Qualcomm by the sum of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options and/or accelerated share repurchase agreements, if any, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost for future service that the Company has not yet recognized, if any, and the estimated tax benefits that would be recorded in paid-in capital when an award is settled, if any, are assumed to be used to repurchase shares in the current period. The dilutive common share equivalents, calculated using the treasury stock method, for the three and six months ended March 27, 2016 were 10,734,000 and 12,582,000, respectively. The dilutive common share equivalents, calculated using the treasury stock method, for the three and six months ended March 29, 2015 were 21,588,000 and 23,295,000, respectively. Shares of common stock equivalents outstanding that were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period were 6,899,000 and 4,036,000 during the three and six months ended March 27, 2016, respectively, and 18,000 and 744,000 during the three and six months ended March 29, 2015, respectively.
Share-Based Compensation. Total share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

	Three Months Ended		Six Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Cost of equipment and services revenues	$10	$11	$20	$23
Research and development	161	158	326	333
Selling, general and administrative	76	80	148	166
Share-based compensation expense before income taxes	247	249	494	522
Related income tax benefit	(27)	(43)	(87)	(86)
	$220	$206	$407	$436
The Company recorded $96 million and $81 million in share-based compensation expense during the six months ended March 27, 2016 and March 29, 2015, respectively, related to share-based awards granted during those periods. At March 27, 2016, total unrecognized compensation expense related to non-vested restricted stock units granted prior to that date was $1.4 billion, which is expected to be recognized over a weighted-average period of 2.0 years. During the six months ended March 27, 2016 and March 29, 2015, net share-based awards granted, after forfeitures and cancellations, represented 0.7%

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and 0.4%, respectively, of outstanding shares as of the beginning of each fiscal period, and total share-based awards granted represented 0.9% and 0.5%, respectively, of outstanding shares as of the end of each fiscal period.
Recent Accounting Pronouncements. In November 2015, the Financial Accounting Standards Board (FASB) issued new guidance related to accounting for income taxes, which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The Company early adopted the new guidance prospectively in the second quarter of fiscal 2016. Prior period amounts have not been adjusted.
In May 2014, the FASB issued new guidance related to revenue recognition, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. It defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The new guidance will be effective for the Company starting in the first quarter of fiscal 2019. Adoption one year early is permitted. Two methods of adoption are permitted: (a) full retrospective adoption, meaning the standard is applied to all periods presented or (b) modified retrospective adoption, meaning the cumulative effect of applying the new guidance is recognized as an adjustment to the opening retained earnings balance. The Company does not intend to adopt the new guidance early and is in the process of determining the adoption method as well as the effects the adoption will have on its consolidated financial statements.
In January 2016, the FASB issued new guidance on classifying and measuring financial instruments, which requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk be recognized separately in other comprehensive income. Additionally, it changes the disclosure requirements for financial instruments. The new guidance will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted for certain provisions. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt certain provisions early.
In February 2016, the FASB issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal 2020. Early adoption is permitted. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt the new guidance early.
In March 2016, the FASB issued new guidance that changes the accounting for share-based payments. Under the new guidance, excess tax benefits associated with share-based payment awards will be recognized in the income statement when the awards vest or settle, rather than in stockholders’ equity. In addition, it will increase the number of shares an employer can withhold to cover income taxes on share-based payment awards and still qualify for the exemption to liability classification. The new guidance will be effective for the Company starting in the first quarter of fiscal 2018. Early adoption is permitted in any annual or interim period. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt the new guidance early.
Note 2. Composition of Certain Financial Statement Items

Accounts Receivable (in millions)
	March 27, 2016	September 27, 2015
Trade, net of allowances for doubtful accounts of $1 and $6, respectively	$1,697	$1,941
Long-term contracts	16	11
Other	25	12
	$1,738	$1,964
The decrease in accounts receivable was primarily due to the collection of payments from certain of the Company’s licensees and the timing of integrated circuit shipments.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Inventories (in millions)
	March 27, 2016	September 27, 2015
Raw materials	$5	$1
Work-in-process	573	550
Finished goods	849	941
	$1,427	$1,492

Other Current Liabilities (in millions)
	March 27, 2016	September 27, 2015
Customer incentives and other customer-related liabilities	$1,561	$1,894
Other	488	462
	$2,049	$2,356
Other Income, Costs and Expenses. Other expenses in the three months ended March 27, 2016 consisted of restructuring and restructuring-related charges related to the Company’s Strategic Realignment Plan (Note 10). Other income in the six months ended March 27, 2016 included a gain of $380 million on the sale of wireless spectrum in the United Kingdom in the first quarter of fiscal 2016 for $232 million in cash and $275 million in deferred payments due in 2020 to 2023, which were recorded at their present values in other assets. Other income in the six months ended March 27, 2016 also included $129 million in restructuring and restructuring-related charges, which were partially offset by a $48 million gain on the sale of the Company’s business that provided augmented reality applications, both of which related to the Company’s Strategic Realignment Plan.
Other expenses in the three and six months ended March 29, 2015 included a $975 million charge resulting from the resolution reached with the China National Development and Reform Commission (NDRC) in the second quarter of fiscal 2015 regarding the NDRC’s investigation of the Company relating to China’s Anti-Monopoly Law. Other expenses in the six months ended March 29, 2015 also included $104 million in goodwill impairment charges related to the Company’s push-to-talk services and display businesses, which were partially offset by a $16 million gain on the sale of certain property, plant and equipment.

Investment Income, Net (in millions)
	Three Months Ended		Six Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Interest and dividend income	$158	$138	$295	$272
Net realized gains on marketable securities	1	108	43	264
Net realized gains on other investments	23	3	30	13
Impairment losses on marketable securities	(41)	(27)	(90)	(89)
Impairment losses on other investments	(2)	(14)	(16)	(17)
Equity in net losses of investees	(11)	(9)	(31)	(13)
Other	(1)	5	(5)	9
	$127	$204	$226	$439
Net impairment losses on marketable securities related to the noncredit portion of losses on debt securities recognized in other comprehensive income (loss) were $13 million and $36 million in the three and six months ended March 27, 2016, respectively, and were negligible in the three and six months ended March 29, 2015.
Note 3. Income Taxes
The Company estimates its annual effective income tax rate to be approximately 18% for fiscal 2016, which is less than its 19% effective income tax rate for fiscal 2015. Tax benefits from foreign income taxed at rates lower than rates in the United States are expected to be approximately 15% in fiscal 2016, compared to 14% in fiscal 2015. During the first quarter of fiscal 2016, the United States government permanently reinstated the federal research and development tax credit

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

retroactively to January 1, 2015. As a result of the reinstatement, the Company recorded a tax benefit of $79 million in the first quarter of fiscal 2016 related to fiscal 2015. The annual effective tax rate for fiscal 2015 reflected the fine imposed by the NDRC of $975 million (Note 2), which was not deductible for tax purposes and was substantially attributable to a foreign jurisdiction, and a $61 million tax benefit as a result of a favorable tax audit settlement with the Internal Revenue Service, both of which were accounted for discretely in the second quarter of fiscal 2015. During the first quarter of fiscal 2015, the United States government reinstated the federal research and development tax credit retroactively to January 1, 2014 through December 31, 2014. As a result of the reinstatement, the annual effective tax rate for fiscal 2015 also reflected a tax benefit of $101 million recorded in the first quarter of fiscal 2015 related to fiscal 2014.
The effective tax rate of 21% for the second quarter of fiscal 2016 was greater than the estimated annual effective tax rate of 18% primarily due to changes in the Company’s estimates made in the second quarter of fiscal 2016 related to foreign earnings taxed at rates that are less than the United States federal tax rate. Additionally, the estimated annual effective tax rate for fiscal 2016 reflects the benefit of the retroactive reinstatement of the United States federal research and development credit recorded discretely during the first quarter of fiscal 2016.
Unrecognized tax benefits were $154 million and $40 million at March 27, 2016 and September 27, 2015, respectively. Certain of the Company’s existing tax positions are expected to continue to generate an increase in unrecognized tax benefits through fiscal 2016.
Note 4. Stockholders’ Equity
Changes in stockholders’ equity for the six months ended March 27, 2016 were as follows (in millions):

	Qualcomm Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at September 27, 2015	$31,421	$(7)	$31,414
Net income (loss)	2,662	(2)	2,660
Other comprehensive loss	(35)	—	(35)
Common stock issued under employee benefit plans and related tax benefits	238	—	238
Share-based compensation	520	—	520
Tax withholdings related to vesting of share-based payments	(107)	—	(107)
Dividends	(1,456)	—	(1,456)
Stock repurchases	(3,598)	—	(3,598)
Other	—	1	1
Balance at March 27, 2016	$29,645	$(8)	$29,637
Accumulated Other Comprehensive Income. Changes in the components of accumulated other comprehensive income, net of income taxes, in Qualcomm stockholders’ equity during the six months ended March 27, 2016 were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Foreign Currency Translation Adjustment	Noncredit Other-than-Temporary Impairment Losses and Subsequent Changes in Fair Value for Certain Available-for-Sale Debt Securities	Net Unrealized Gain (Loss) on Other Available-for-Sale Securities	Net Unrealized Gain (Loss) on Derivative Instruments	Total Accumulated Other Comprehensive Income
Balance at September 27, 2015	$(160)	$4	$297	$54	$195
Other comprehensive loss before reclassifications	(11)	(8)	(41)	—	(60)
Reclassifications from accumulated other comprehensive income	6	(5)	23	1	25
Other comprehensive (loss) income	(5)	(13)	(18)	1	(35)
Balance at March 27, 2016	$(165)	$(9)	$279	$55	$160
Reclassifications from accumulated other comprehensive income related to available-for-sale securities of $11 million and $18 million for the three and six months ended March 27, 2016, respectively, and $47 million and $118 million for the three and six months ended March 29, 2015, respectively, were recorded in investment income, net (Note 2).
Stock Repurchase Program. On March 9, 2015, the Company announced a stock repurchase program authorizing it to repurchase up to $15 billion of the Company’s common stock. The stock repurchase program has no expiration date. During the six months ended March 27, 2016 and March 29, 2015, the Company repurchased and retired 68,335,000 and 50,699,000 shares of common stock, respectively, for $3.6 billion in each period, before commissions. At March 27, 2016, $3.3 billion remained authorized for repurchase under the Company’s stock repurchase program.
Dividends. On March 8, 2016, the Company announced a 10% increase in its quarterly cash dividend per share of common stock from $0.48 to $0.53, which is effective for dividends payable after March 23, 2016. On April 8, 2016, the Company announced a cash dividend of $0.53 per share on the Company’s common stock, payable on June 22, 2016 to stockholders of record as of the close of business on June 1, 2016. During the six months ended March 27, 2016 and March 29, 2015, dividends charged to retained earnings were as follows (in millions, except per share data):

	2016		2015
	Per Share	Total	Per Share	Total
First quarter	$0.48	$730	$0.42	$710
Second quarter	0.48	726	0.42	702
	$0.96	$1,456	$0.84	$1,412
Note 5. Employee Benefit Plans
Equity Compensation Plans. On March 8, 2016, the Company’s stockholders approved the Qualcomm Incorporated 2016 Long-Term Incentive Plan (the 2016 Plan), which replaced the Qualcomm Incorporated 2006 Long-Term Incentive Plan (the Prior Plan). Effective on and after that date, no new awards will be granted under the Prior Plan, although all outstanding awards under the Prior Plan will remain outstanding according to their terms and the terms of the Prior Plan. The 2016 Plan provides for the grant of incentive and nonstatutory stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance units, performance shares, deferred compensation awards and other stock-based awards. The share reserve under the 2016 Plan is equal to 90,000,000 shares, plus approximately 20,120,000 shares that were available for future grant under the Prior Plan on March 8, 2016, for a total of approximately 110,120,000 shares available for grant under the 2016 Plan on that date. This share reserve is automatically increased as provided in the 2016 Plan by the number of shares subject to stock options granted under the Prior Plan and outstanding as of March 8, 2016, which after that date expire or for any reason are forfeited, canceled or terminated, and by two times the number of shares subject to any awards other than stock options granted under the Prior Plan and outstanding as of March 8, 2016, which after that date expire, are forfeited, canceled or terminated, fail to vest, are not earned due to any performance goal that is not met, are otherwise reacquired without having become vested, or are paid in cash, exchanged by a participant or withheld by the

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company to satisfy any tax withholding or tax payment obligations related to such award. The Board of Directors of the Company may amend or terminate the 2016 Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval.
Note 6. Debt
Revolving Credit Facility. The Company has a Revolving Credit Facility that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.0 billion, expiring in February 2020. The Revolving Credit Facility requires that the Company comply with certain covenants, including one financial covenant to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization to consolidated interest expense, as defined in the Revolving Credit Facility, of not less than three to one at the end of each fiscal quarter. At March 27, 2016 and September 27, 2015, the Company was in compliance with the covenants, and the Company had not borrowed any funds under the Revolving Credit Facility.
Commercial Paper Program. The Company has an unsecured commercial paper program, which provides for the issuance of up to $4.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. Maturities of commercial paper can range from 1 day to up to 397 days. At March 27, 2016 and September 27, 2015, the Company had $1.9 billion and $1.0 billion, respectively, of outstanding commercial paper recorded as short-term debt with weighted-average interest rates of 0.49% and 0.19%, respectively, which included fees paid to the commercial paper dealers, and weighted-average remaining days to maturity of 33 days and 38 days, respectively. The carrying value of the outstanding commercial paper approximated its estimated fair value at March 27, 2016 and September 27, 2015.
Long-term Debt. The following table provides a summary of the Company’s long-term debt (dollar amounts in millions):

	March 27, 2016		September 27, 2015
	Amount	Effective Rate	Amount	Effective Rate
Floating-rate notes due May 18, 2018	$250	0.95%	$250	0.66%
Floating-rate notes due May 20, 2020	250	1.23%	250	0.94%
Fixed-rate 1.40% notes due May 18, 2018	1,250	0.75%	1,250	0.43%
Fixed-rate 2.25% notes due May 20, 2020	1,750	1.67%	1,750	1.62%
Fixed-rate 3.00% notes due May 20, 2022	2,000	2.06%	2,000	2.08%
Fixed-rate 3.45% notes due May 20, 2025	2,000	3.46%	2,000	3.46%
Fixed-rate 4.65% notes due May 20, 2035	1,000	4.74%	1,000	4.74%
Fixed-rate 4.80% notes due May 20, 2045	1,500	4.71%	1,500	4.71%
Total principal	10,000		10,000
Unamortized discount, including debt issuance costs	(60)		(63)
Hedge accounting fair value adjustments	53		32
Total long-term debt	$9,993		$9,969
The interest rate on the floating rate notes due in 2018 and 2020 for a particular interest period will be a per annum rate equal to three-month LIBOR as determined on the interest determination date plus 0.27% and 0.55%, respectively. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes. The Company may redeem the fixed-rate notes at any time in whole, or from time to time in part, at specified make-whole premiums as defined in the applicable form of note. The Company may not redeem the floating-rate notes prior to maturity. The Company is not subject to any financial covenants under the notes nor any covenants that would prohibit the Company from incurring additional indebtedness ranking equal to the notes, paying dividends, issuing securities or repurchasing securities issued by it or its subsidiaries. At March 27, 2016 and September 27, 2015, the aggregate fair value of the notes, based on Level 2 inputs, was approximately $10.1 billion and $9.6 billion, respectively.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effective interest rates for the notes include the interest on the notes, amortization of the discount, which includes debt issuance costs, and if applicable, adjustments related to hedging. Cash interest paid related to the Company’s commercial paper program and long-term debt, net of cash received from the related interest rate swaps, was $137 million during the six months ended March 27, 2016. Cash interest paid related to the Company’s commercial paper program was negligible in the six months ended March 29, 2015. No long-term debt was outstanding in the six months ended March 29, 2015.
Note 7. Commitments and Contingencies
Legal Proceedings. ParkerVision, Inc. v. QUALCOMM Incorporated: On July 20, 2011, ParkerVision filed a complaint against the Company in the United States District Court for the Middle District of Florida alleging that certain of the Company’s products infringe seven of its patents alleged to cover direct down-conversion receivers. ParkerVision’s complaint sought damages and injunctive and other relief. Subsequently, ParkerVision narrowed its allegations to assert only four patents. On October 17, 2013, the jury returned a verdict finding all asserted claims of the four at-issue patents to be infringed and finding that none of the asserted claims were invalid. On October 24, 2013, the jury returned a separate verdict assessing total past damages of $173 million and finding that the Company’s infringement was not willful. The Company recorded the verdict amount in fiscal 2013 as a charge in other expenses. On June 20, 2014, the court granted the Company’s motion to overturn the infringement verdict, denied the Company’s motion to overturn the invalidity verdict and denied ParkerVision’s motions for injunctive relief and ongoing royalties as moot. The court then entered judgment in the Company’s favor. As a result of the court’s judgment, the Company is not liable for any damages to ParkerVision, and therefore, the Company reversed all recorded amounts related to the damages verdict in fiscal 2014. On June 25, 2014, ParkerVision filed a notice of appeal with the court. The Court of Appeals for the Federal Circuit heard the appeal on May 8, 2015 and issued a decision on July 31, 2015. The decision affirmed the District Court’s finding of non-infringement and granted in part the Company’s cross-appeal, holding 10 of the 11 asserted claims invalid. A subsequent Petition for Rehearing by ParkerVision was denied on October 2, 2015. On February 29, 2016, ParkerVision filed a petition for certiorari with the United States Supreme Court asking for review of the Federal Circuit’s decision. On March 28, 2016, the United States Supreme Court denied ParkerVision’s petition. No further appeals are available to ParkerVision in this matter.
On May 1, 2014, ParkerVision filed another complaint against the Company in the United States District Court for the Middle District of Florida alleging patent infringement. On August 21, 2014, ParkerVision amended the complaint, now captioned ParkerVision, Inc. v. QUALCOMM Incorporated, Qualcomm Atheros, Inc., HTC Corporation, HTC America, Inc., Samsung Electronics Co., LTD., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC, broadening the allegations. ParkerVision alleged that the Company infringes 11 additional patents and seeks damages and injunctive and other relief. On September 25, 2015, ParkerVision filed a motion with the court to sever some claims against the Company and all other defendants into a separate lawsuit. In addition, on December 3, 2015, ParkerVision dismissed six patents from the lawsuit and granted the Company and all other defendants a covenant not to assert those patents against any existing products. On February 2, 2016, after agreement among the parties, the District Court stayed the remainder of the case pending the resolution of the complaint filed by ParkerVision against the Company and other parties with the United States International Trade Commission (ITC) described below.
On December 14, 2015, ParkerVision filed a third complaint against the Company in the United States District Court for the Middle District of Florida alleging patent infringement. Apple Inc., Samsung Electronics Co., LTD., Samsung Electronics America, Inc., Samsung Telecommunications America, LLC, Samsung Semiconductor, Inc., LG Electronics, Inc., LG Electronics U.S.A., Inc. and LG Electronics MobileComm U.S.A., Inc. are also named defendants. The complaint asserts four additional patents and seeks damages and other relief. On December 15, 2015, ParkerVision filed a complaint with the ITC pursuant to Section 337 of the Tariff Act of 1930 against the same parties asserting the same four patents. The complaint seeks an exclusion order barring the importation of products that use either of two Company transceivers or one Samsung transceiver and a cease and desist order preventing the Company and the other defendants from carrying out commercial activities within the United States related to such products. On January 13, 2016, the Company served its answer to the District Court complaint. On January 15, 2016, the ITC instituted an investigation. The ITC scheduled a hearing to begin on August 24, 2016. The ITC’s target date for completion of the investigation is April 21, 2017. The District Court case was stayed on February 12, 2016 pending completion of the ITC investigation.
Nvidia Corporation v. QUALCOMM Incorporated: On September 4, 2014, Nvidia filed a complaint in the United States District Court for the District of Delaware and also with the ITC pursuant to Section 337 of the Tariff Act of 1930 against the Company, Samsung Electronics Co., Ltd. and other Samsung entities, alleging infringement of seven patents related to graphics processing. In the ITC complaint, Nvidia seeks an exclusion order barring the importation of certain consumer

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

electronics and display device products, including some that incorporate the Company’s chipset products, that infringe, induce infringement and/or contribute to the infringement of at least one of the seven asserted graphics processing patents as well as a cease and desist order preventing the Company from carrying out commercial activities within the United States related to such products. In the District Court complaint, Nvidia is seeking an award of damages for the infringement of the asserted patents, a finding that such infringement is willful and treble damages for such willful infringement, and an order permanently enjoining the Company from infringing the asserted patents. The ITC instituted an investigation into Nvidia’s allegations on October 6, 2014. Nvidia later narrowed the ITC case to three asserted patents. On October 9, 2015, the Administrative Law Judge in the ITC case issued an Initial Determination finding no violation of Section 337 because none of the three patents were both valid and infringed. On October 26, 2015, Nvidia filed a petition requesting the ITC to review the Initial Determination as to two of the asserted patents, but is no longer pursuing infringement allegations with respect to the third patent. On December 14, 2015, the ITC issued its decision not to review the Initial Determination of the Administrative Law Judge. This made final the determination that the Company did not violate Section 337. Therefore, neither an exclusion order nor a cease and desist order were issued. On February 17, 2016, Nvidia filed a notice of appeal of the ITC’s determination to the United States Court of Appeals for the Federal Circuit. The District Court case was stayed on October 23, 2014 pending completion of the ITC investigation, including appeals.
LG Electronics, Inc. (LGE) Arbitration: In December 2015, LGE filed an arbitration demand with the International Chamber of Commerce (ICC) alleging that it overpaid royalties on certain CDMA (including WCDMA) subscriber units based on the alleged effect of specific provisions in its license agreement, and that the Company breached its license agreement with LGE, as well as certain implied covenants. The arbitration demand sought determination and return of the overpayment and determination of the ongoing royalties owed by LGE. On April 16, 2016, the parties entered into agreements pursuant to which the parties agreed to settle the disputes raised by LGE in its arbitration demand, and LGE agreed to dismiss the arbitration with prejudice and release all claims brought in the arbitration against the Company. Although the Company believed LGE’s claims were without merit, it deferred the recognition of revenue related to CDMA subscriber unit royalties reported and paid by LGE in the first and second quarters of fiscal 2016 because, among other reasons, the matter was submitted to arbitration for resolution. As a result of the settlement, commencing with the third quarter of fiscal 2016, the Company will no longer defer royalty revenues reported by LGE and will record greater than $200 million of revenues that were previously deferred.
Blackberry Limited (Blackberry) Arbitration: On April 20, 2016, the Company and Blackberry entered into an agreement to arbitrate Blackberry’s allegation that it overpaid royalties on certain past sales of subscriber units based on the alleged effect of specific provisions in its license agreement. The arbitration will be conducted under the rules of the Judicial Arbitration and Mediation Services in San Diego, California. Blackberry seeks the return of the alleged overpayment. The Company believes Blackberry’s claims are without merit.
Japan Fair Trade Commission (JFTC) Complaint: The JFTC received unspecified complaints alleging that the Company’s business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order concluding that the Company’s Japanese licensees were forced to cross-license patents to the Company on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against the Company’s other licensees who made a similar commitment in their license agreements with the Company. The cease and desist order seeks to require the Company to modify its existing license agreements with Japanese companies to eliminate these provisions while preserving the license of the Company’s patents to those companies. The Company disagrees with the conclusions that it forced its Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate the Japanese Antimonopoly Act. The Company has invoked its right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted the Company’s motion and issued a stay of the cease and desist order pending the administrative hearing before the JFTC. The JFTC has held hearings on 32 different dates, with the next hearing scheduled for July 20, 2016.
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
Icera Complaint to the European Commission (Commission): On June 7, 2010, the Commission notified and provided the Company with a redacted copy of a complaint filed with the Commission by Icera, Inc. (subsequently acquired by Nvidia Corporation) alleging that the Company has engaged in anticompetitive activity. The Company was asked by the Commission to submit a preliminary response to the portions of the complaint disclosed to it, and the Company submitted its response in July 2010. Subsequently, the Company provided additional documents and information as requested by the Commission. On July 16, 2015, the Commission announced that it had initiated formal proceedings in this matter. On December 8, 2015, the Commission announced that it had issued a Statement of Objections expressing its preliminary view that between 2009 and 2011, the Company engaged in predatory pricing by selling certain baseband chipsets to two customers at prices below cost, with the intention of hindering competition. A Statement of Objections informs the subject of the investigation of the allegations against it and provides an opportunity to respond to such allegations. It is not a determination of the final outcome of the investigation. If a violation is found, a broad range of remedies is potentially available to the Commission, including imposing a fine and/or injunctive relief prohibiting or restricting certain business practices. It is difficult to predict the outcome of this matter or what remedies, if any, may be imposed by the Commission. The Company believes that its business practices do not violate the EU competition rules.
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
Securities and Exchange Commission (SEC) Formal Order of Private Investigation and Department of Justice Investigation: On September 8, 2010, the Company was notified by the SEC’s Los Angeles Regional office of a formal order of private investigation. The Company understands that the investigation arose from a “whistleblower’s” allegations made in December 2009 to the audit committee of the Company’s Board of Directors and to the SEC. In 2010, the audit committee completed an internal review of the allegations with the assistance of independent counsel and independent forensic accountants. This internal review into the whistleblower’s allegations and related accounting practices did not identify any errors in the Company’s financial statements. On January 27, 2012, the Company learned that the U.S. Attorney’s Office for the Southern District of California/Department of Justice (collectively, DOJ) had begun an investigation regarding the Company’s compliance with the Foreign Corrupt Practices Act (FCPA). As discussed below, FCPA compliance was also the focus of the SEC investigation. The audit committee conducted an internal review of the Company’s compliance with the FCPA and its related policies and procedures with the assistance of independent counsel and independent forensic accountants. The audit committee completed this comprehensive review, made findings consistent with the Company’s findings described below and suggested enhancements to the Company’s overall FCPA compliance program. In part as a result of the audit committee’s review, the Company has made and continues to make enhancements to its FCPA compliance program, including implementation of the audit committee’s recommendations.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
On November 19, 2015, the DOJ notified the Company that it was terminating its investigation and would not pursue charges in this matter. On March 1, 2016, the Company entered into an administrative settlement with the SEC pursuant to which the Company paid a $7.5 million penalty and entered into a two-year period of self-monitoring and self-reporting with respect to FCPA compliance. The Company neither admits nor denies the findings in the SEC’s order and does not expect any further enforcement action against the Company or its current or former employees relating to this investigation.
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
The Company will continue to vigorously defend itself in the foregoing matters that remain outstanding. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at March 27, 2016 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in numerous other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.
Indemnifications. The Company generally does not indemnify its customers and licensees for losses sustained from infringement of third-party intellectual property rights. However, the Company is contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent, copyright, trademark or trade secret infringement by products or services sold or provided by the Company. The Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company. Through March 27, 2016, the Company has received a number of claims from its direct and indirect customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by its products.
Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at March 27, 2016 associated with these indemnification arrangements, other than nominal amounts, based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time.
Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Obligations under these agreements at March 27, 2016 for the remainder of fiscal 2016 and for each of the subsequent four years from fiscal 2017 through 2020 were $3.1 billion, $1.0 billion, $778 million, $736 million and $221 million, respectively, and $34 million thereafter. Of these amounts, for the remainder of fiscal 2016 and for each of the subsequent four years from fiscal 2017 through 2020, commitments to purchase integrated circuit product

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

inventories comprised $2.6 billion, $822 million, $704 million, $687 million and $175 million, respectively, and there were no purchase commitments thereafter. Integrated circuit product inventory obligations represent purchase commitments for semiconductor die, finished goods and manufacturing services, such as wafer bump, probe, assembly and final test. Under the Company’s manufacturing relationships with its foundry suppliers and assembly and test service providers, cancellation of outstanding purchase commitments is generally allowed but requires payment of costs incurred through the date of cancellation, and in some cases, incremental fees related to capacity underutilization.
Operating Leases. The Company leases certain of its land, facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 21 years and with provisions in certain leases for cost-of-living increases. Future minimum lease payments at March 27, 2016 for the remainder of fiscal 2016 and for each of the subsequent four years from fiscal 2017 through 2020 were $51 million, $43 million, $26 million, $20 million and $19 million, respectively, and $24 million thereafter.
Other Commitments. At March 27, 2016, the Company was committed to fund certain strategic investments up to $310 million. Of this amount, $86 million is expected to be funded in the remainder of fiscal 2016. The remaining commitments represent the maximum amounts that do not have fixed funding dates and/or are subject to certain conditions. Actual funding may be in lesser amounts or not at all.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents revenues, EBT and total assets for reportable segments (in millions):

	QCT	QTL	QSI	Reconciling Items	Total
For the three months ended
March 27, 2016
Revenues	$3,337	$2,135	$12	$67	$5,551
EBT	170	1,857	46	(603)	1,470
March 29, 2015
Revenues	$4,434	$2,414	$—	$46	$6,894
EBT	750	2,162	(32)	(1,341)	1,539

For the six months ended
March 27, 2016
Revenues	$7,433	$3,742	$21	$130	$11,326
EBT	760	3,195	405	(1,180)	3,180
March 29, 2015
Revenues	$9,676	$4,230	$—	$87	$13,993
EBT	1,896	3,741	(33)	(1,767)	3,837

Total assets
March 27, 2016	$2,821	$268	$934	$46,037	$50,060
September 27, 2015	2,923	438	812	46,623	$50,796
Reconciling items in the previous table were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Revenues
Nonreportable segments	$68	$47	$132	$90
Intersegment eliminations	(1)	(1)	(2)	(3)
	$67	$46	$130	$87
EBT
Unallocated cost of equipment and services revenues	$(115)	$(74)	$(266)	$(152)
Unallocated research and development expenses	(186)	(226)	(402)	(437)
Unallocated selling, general and administrative expenses	(125)	(100)	(252)	(249)
Unallocated other expense, net	(75)	(1,010)	(81)	(1,079)
Unallocated interest expense	(71)	(1)	(143)	(1)
Unallocated investment income, net	89	233	203	463
Nonreportable segments	(117)	(163)	(239)	(311)
Intersegment eliminations	(3)	—	—	(1)
	$(603)	$(1,341)	$(1,180)	$(1,767)
Unallocated other expense for the six months ended March 27, 2016 was comprised of net restructuring and restructuring-related charges related to the Company’s Strategic Realignment Plan (Note 10). Unallocated other expense for the six months ended March 29, 2015 was comprised of a charge related to the resolution reached with the NDRC and goodwill impairment charges related to two of the Company’s nonreportable segments (Note 2).

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unallocated acquisition-related expenses were comprised as follows (in millions):

	Three Months Ended		Six Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Cost of equipment and services revenues	$105	$63	$246	$129
Research and development expenses	2	3	5	8
Selling, general and administrative expenses	28	13	57	25
Note 9. Acquisitions
During the six months ended March 27, 2016, the Company acquired three businesses for total cash consideration of $382 million, net of cash acquired. Technology-based intangible assets recognized in the amount of $248 million are being amortized on a straight-line basis over a weighted-average useful life of five years. The Company recognized $170 million in goodwill related to these transactions, all of which was assigned to the Company’s QCT segment and of which $23 million is expected to be deductible for tax purposes.
In January 2016, the Company announced that it had reached agreement with TDK Corporation to form a joint venture, under the name RF360 Holdings Singapore Pte. Ltd., to enable delivery of radio frequency front-end (RFFE) modules and RF filters into fully integrated products for mobile devices and Internet of Things (IoT) applications, among others. The joint venture will initially be owned 51% by the Company and 49% by TDK. Certain intellectual property, patents and filter and module design and manufacturing assets will be carved out of existing TDK businesses and be acquired by the joint venture, with certain assets acquired by the Company. The purchase price of the Company’s interest in the joint venture and the assets to be transferred to the Company is $1.2 billion, to be adjusted for working capital, outstanding indebtedness and certain capital expenditures, among other things. Additionally, the Company has the option to acquire (and TDK has an option to sell) TDK’s interest in the joint venture for $1.15 billion 30 months after the closing date. TDK will be entitled to up to a total of $200 million in payments based on sales of RF filter functions over the three-year period after the closing date, which is a substitute for and in lieu of any right of TDK to receive any profit sharing, distributions, dividends or other payments of any kind or nature. The transaction is subject to receipt of regulatory approvals and other closing conditions and is expected to close by early calendar 2017.
Note 10. Strategic Realignment Plan
On July 22, 2015, the Company announced a Strategic Realignment Plan designed to improve execution, enhance financial performance and drive profitable growth as the Company works to create sustainable long-term value for stockholders. As part of this, among other actions, the Company is implementing a cost reduction plan, which includes a series of targeted reductions across the Company’s businesses, particularly in QCT, and a reduction to its annual share-based compensation grants. The Company expects these cost reduction initiatives to be substantially implemented by the end of fiscal 2016. During the six months ended March 27, 2016, the Company recorded restructuring charges of $89 million, including consulting costs of $48 million and severance costs of $37 million, restructuring-related charges of $40 million, which primarily consisted of asset impairments, and a $48 million gain on the sale of the Company’s business that provided augmented reality applications, since such sale was executed in connection with the Strategic Realignment Plan, all of which were included in other income (Note 2) in reconciling items (Note 8). Restructuring activities were initiated in the fourth quarter of fiscal 2015, and a total of $271 million in net restructuring and restructuring-related charges were incurred through the second quarter of fiscal 2016. In connection with this plan, the Company expects to incur additional restructuring and restructuring-related charges of approximately $25 million to $125 million, which primarily consist of severance and consulting costs. The remaining costs are expected to be incurred in fiscal 2016 and fiscal 2017, and the majority are expected to be settled in cash.
The restructuring accrual, a portion of which is included in payroll and other benefits related liabilities with the remainder included in other current liabilities, is expected to be substantially paid within the next 12 months. Changes in the restructuring accrual during the six months ended March 27, 2016 were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Severance Costs	Other Costs	Total
Beginning balance of restructuring accrual	$122	$31	$153
Additional costs	44	53	97
Cash payments	(124)	(67)	(191)
Adjustments	(7)	(1)	(8)
Ending balance of restructuring accrual	$35	$16	$51
Note 11. Fair Value Measurements
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 27, 2016 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,860	$1,884	$—	$4,744
Marketable securities
U.S. Treasury securities and government-related securities	103	1,019	—	1,122
Corporate bonds and notes	—	16,696	—	16,696
Mortgage- and asset-backed and auction rate securities	—	1,901	65	1,966
Equity and preferred securities and equity funds	1,088	403	—	1,491
Debt funds	—	2,934	—	2,934
Total marketable securities	1,191	22,953	65	24,209
Derivative instruments	—	60	—	60
Other investments	289	—	—	289
Total assets measured at fair value	$4,340	$24,897	$65	$29,302
Liabilities
Derivative instruments	$—	$7	$—	$7
Other liabilities	288	—	—	288
Total liabilities measured at fair value	$288	$7	$—	$295
Activity between Levels of the Fair Value Hierarchy. There were no significant transfers between Level 1 and Level 2 during the six months ended March 27, 2016 and March 29, 2015. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table includes the activity for mortgage- and asset-backed and auction rate securities classified within Level 3 of the valuation hierarchy (in millions):

	Six Months Ended
	March 27, 2016	March 29, 2015
Beginning balance of Level 3	$224	$269
Total realized and unrealized gains or losses:
Included in investment income, net	(3)	3
Included in other comprehensive income (loss)	(2)	(4)
Purchases	2	50
Sales	(101)	(41)
Settlements	(40)	(49)
Transfers out of Level 3	(15)	—
Ending balance of Level 3	$65	$228

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the fiscal month in which the actual event or change in circumstances that caused the transfer occurs. Transfers out of Level 3 during the six months ended March 27, 2016 primarily consisted of debt securities with significant upgrades in credit ratings or for which there were observable inputs. There were no transfers into or out of Level 3 during the six months ended March 29, 2015.
Nonrecurring Fair Value Measurements. The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the six months ended March 29, 2015, the Company updated the business plans and related internal forecasts related to certain of the Company’s businesses, resulting in impairment charges to write down goodwill (Note 2). The Company determined the fair values using an income approach. The estimation of fair value and cash flows used in the fair value measurements required the use of significant unobservable inputs, and as a result, the fair value measurements were classified as Level 3. During the six months ended March 27, 2016 and March 29, 2015, the Company did not have any other significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.
Note 12. Marketable Securities
Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	March 27, 2016	September 27, 2015	March 27, 2016	September 27, 2015
Trading:
U.S. Treasury securities and government-related securities	$—	$—	$23	$12
Corporate bonds and notes	—	—	—	364
Mortgage- and asset-backed and auction rate securities	—	—	—	242
Total trading	—	—	23	618
Available-for-sale:
U.S. Treasury securities and government-related securities	238	156	861	691
Corporate bonds and notes	8,770	7,926	7,926	7,112
Mortgage- and asset-backed and auction rate securities	1,505	1,302	461	263
Equity and preferred securities and equity funds	114	377	1,377	1,253
Debt funds	—	—	2,934	2,909
Total available-for-sale	10,627	9,761	13,559	12,228
Fair value option:
Debt fund	—	—	—	780
Total marketable securities	$10,627	$9,761	$13,582	$13,626
In the second quarter of fiscal 2016, the Company exited an investment in a debt fund for which the Company elected the fair value option. The investment would have otherwise been recorded using the equity method. Changes in fair value associated with this investment were recognized in net investment income. During the three and six months ended March 27, 2016 and March 29, 2015, the changes in fair value associated with this investment were negligible.
The Company classifies certain portfolios of debt securities that utilize derivative instruments to acquire or reduce foreign exchange, interest rate and/or equity, prepayment and credit risks as trading. Net gains or net losses recognized on debt securities classified as trading held at March 27, 2016 and March 29, 2015 were negligible during the three and six months ended March 27, 2016 and March 29, 2015, respectively.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 27, 2016, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity
Less Than One Year	One to Five Years	Five to Ten Years	Greater Than Ten Years	No Single Maturity Date	Total
$3,616	$11,239	$2,187	$753	$4,900	$22,695
Debt securities with no single maturity date included debt funds, mortgage- and asset-backed securities and auction rate securities.
The Company recorded realized gains and losses on sales of available-for-sale securities as follows (in millions):

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains
For the three months ended
March 27, 2016	$34	$(11)	$23
March 29, 2015	128	(30)	98

For the six months ended
March 27, 2016	$84	$(22)	$62
March 29, 2015	308	(37)	271
Available-for-sale securities were comprised as follows (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 27, 2016
Equity securities	$1,283	$242	$(34)	$1,491
Debt securities (including debt funds)	22,824	196	(325)	22,695
	$24,107	$438	$(359)	$24,186
September 27, 2015
Equity securities	$1,394	$264	$(28)	$1,630
Debt securities (including debt funds)	20,459	185	(285)	20,359
	$21,853	$449	$(313)	$21,989
The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that are classified as available-for-sale and have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

	March 27, 2016
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and government-related securities	$468	$(3)	$39	$(1)
Corporate bonds and notes	7,498	(117)	1,065	(93)
Mortgage- and asset-backed and auction rate securities	1,122	(9)	171	(2)
Equity and preferred securities and equity funds	358	(34)	4	—
Debt funds	1,953	(95)	79	(5)
	$11,399	$(258)	$1,358	$(101)

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
At March 27, 2016, the Company concluded that the unrealized losses on its available-for-sale securities were temporary. Further, for common stock and for equity and debt funds with unrealized losses, the Company has the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable period of time. For debt securities and preferred stock with unrealized losses, the Company did not have the intent to sell, nor was it more likely than not that the Company will be required to sell, such securities before recovery or maturity.
The ending balance of the credit loss portion of other-than-temporary impairments on debt securities held by the Company was $52 million and negligible at March 27, 2016 and March 29, 2015, respectively.

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
This Quarterly Report (including, but not limited to, this section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements, including, but not limited to, statements regarding industry trends and dynamics; challenges and opportunities related to our semiconductor and licensing businesses, particularly in China; our Strategic Realignment Plan; our joint venture with TDK Corporation; and our future business, investments, financial condition, results of operations and prospects. Additionally, statements concerning other future matters, such as the development of new products, enhancements of technologies, industry or regional trends, consumer demand, sales or price levels, challenges to our business and/or business model, capital expenditures, investments in research and development, strategic investments and acquisitions and other statements regarding matters that are not historical, are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report.
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
Recent Developments
Revenues for the second quarter of fiscal 2016 were $5.6 billion, a decrease of 19% compared to the year ago quarter, with net income attributable to Qualcomm of $1.2 billion, an increase of 11% compared to the year ago quarter.

•
We shipped approximately 189 million Mobile Station Modem (MSM) integrated circuits for CDMA- and OFDMA-based wireless devices, a decrease of 19%, compared to approximately 233 million MSM integrated circuits in the year ago quarter. The decline in MSM shipments contributed in part to a 25% decrease in QCT’s revenues as compared to the year ago quarter. QCT continued to be negatively impacted by the effects of a shift in share among our customers within the premium tier, a decline in demand for thin modem products, a decline in share at a large customer and the competitive environment in China.

•
Total reported device sales were approximately $70.1 billion, a decrease of approximately 8%, compared to approximately $75.8 billion in the year ago quarter.(1) QTL’s revenues decreased by 12% compared to the year ago quarter primarily as a result of a decrease in reported sales of CDMA-based products (including multimode products that also implement OFDMA), which was impacted by the effect of underreported royalties by licensees, and the deferral of revenue due to the arbitration with LG Electronics, Inc. (LGE), among other factors.

Against this backdrop, the following recent developments occurred during the second quarter of fiscal 2016 with respect to key elements of our industry:

•	Worldwide cellular connections grew sequentially by approximately 1% to reach approximately 7.4 billion.(2)

•
Worldwide 3G/4G connections (CDMA-based, OFDMA-based and CDMA/OFDMA multimode) grew sequentially by approximately 4% to approximately 3.7 billion, which was approximately 50% of total cellular connections.(2)

(1)
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

(2)	According to GSMA Intelligence estimates as of April 18, 2016 for the quarter ended March 31, 2016.
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
QCT is a leading developer and supplier of integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products. QCT’s integrated circuit products are sold and its system software is licensed to manufacturers that use our products in wireless devices, particularly mobile phones, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, data cards, infrastructure equipment, headsets, sound systems and automobiles and in wired devices, particularly broadband gateway equipment, desktop computers and streaming media players. Our MSM integrated circuits, which include the Mobile Data Modem, Qualcomm Single Chip and Qualcomm Snapdragon processors and LTE modems, perform the core baseband modem functionality in wireless devices providing voice and data communications, as well as multimedia applications and global positioning functions. In addition, our Snapdragon processors provide advanced application and graphics processing capabilities. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. QCT revenues comprised 60% and 64% of total consolidated revenues in the second quarter of fiscal 2016 and 2015, respectively, and 66% and 69% of total consolidated revenues for the first six months of fiscal 2016 and 2015, respectively.
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
QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing CDMA2000, WCDMA, CDMA TDD and/or LTE standards and their derivatives. QTL licensing revenues include license fees and royalties based on sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of complete licensed products, net of certain permissible deductions (including transportation, insurance, packing costs and other items). QTL recognizes royalty revenues based on royalties reported by licensees and when other revenue recognition criteria are met. Licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. QTL revenues comprised 38% and 35% of total consolidated revenues in the second quarter of fiscal 2016 and 2015, respectively, and 33% and 30% of total consolidated revenues for the first six months of fiscal 2016 and 2015, respectively. The vast majority of such revenues were generated through our licensees’ sales of CDMA-based products (including multimode products that also implement OFDMA), such as feature phones and smartphones.

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
Looking Forward
We expect continued growth in the coming years in consumer demand for 3G, 3G/4G multimode and 4G products and services around the world, driven primarily by smartphones. We also expect growth in new device categories and industries, driven by the expanding adoption of certain technologies that are already commonly used in smartphones. As we look forward to the next several months, we expect our business to be impacted by the following key items:

•
China continues to present significant opportunities for us, particularly with the rollout of 3G/4G LTE multimode. We expect the ongoing rollout of 4G services in China will encourage competition and growth, bring the benefits of 3G/4G LTE multimode to consumers, encourage consumers to replace 2G (GSM) and 3G devices and enable new opportunities beyond mobile applications (e.g., machine-to-machine).

•	We expect that the increased availability of low-tier 3G/4G smartphone products will help enable further expansion of 3G and 3G/4G multimode in emerging regions.

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

•	Regulatory authorities in other jurisdictions continue to investigate our business practices as well.

•
In April 2016, we entered into agreements with LG Electronics, Inc. pursuant to which LG Electronics agreed to dismiss the arbitration that it had commenced in the first quarter of fiscal 2016 over certain terms of its license agreement. As a result of the settlement, commencing with the third quarter of fiscal 2016, we will no longer defer royalty revenues reported by LG Electronics and will record greater than $200 million of revenues that were previously deferred.

•
Our business, particularly our semiconductor business, QCT, continues to be impacted by current industry dynamics, including: concentration of device share among companies within the premium tier, which will continue to negatively impact sales of our integrated Snapdragon processors and skew our product mix towards lower-margin modem chipsets in this tier; and intense competition, particularly in China. In addition, we expect QCT will be impacted by second sourcing decisions made by our large customers, which are included in our planning assumptions.

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

•
In the fourth quarter of fiscal 2015, we announced a Strategic Realignment Plan designed to improve execution, enhance financial performance and drive profitable growth as we work to create sustainable long-term value for stockholders. As part of this Strategic Realignment Plan, among other actions, we are implementing a cost reduction plan and plan to reduce our annual costs from fiscal 2015 levels (adjusted for variable compensation) of $7.3 billion (as announced on July 22, 2015) by approximately $1.1 billion through a series of targeted reductions across Qualcomm’s businesses, particularly in QCT. We are also planning to reduce annual share-based compensation grants by approximately $300 million. We expect these cost reduction initiatives to be substantially implemented by the end of fiscal 2016. Restructuring activities were initiated in the fourth quarter of fiscal 2015, and a total of $271 million in net restructuring and restructuring-related charges were incurred through the second quarter of fiscal 2016. We expect to incur additional restructuring and restructuring-related charges of approximately $25 million to $125 million.

•
In January 2016, we announced that we had reached an agreement with TDK Corporation to form a joint venture, under the name RF360 Holdings Singapore Pte. Ltd., to enable delivery of radio frequency front-end (RFFE) modules and RF filters into fully integrated products for mobile devices and Internet of Things (IoT) applications, among others. The joint venture will initially be owned 51% by us and 49% by TDK. Certain intellectual property, patents and filter and module design and manufacturing assets will be carved out of existing TDK businesses and be acquired by the joint venture, with certain assets acquired by us. The purchase price of our interest in the joint venture and the assets to be transferred to us is $1.2 billion, to be adjusted for working capital, outstanding indebtedness and certain capital expenditures, among other things. Additionally, we have the option to acquire (and TDK has an option to sell) TDK’s interest in the joint venture for $1.15 billion 30 months after the closing date. TDK will be entitled to up to a total of $200 million in payments based on sales of RF filter functions over the three-year period after the closing date, which is a substitute for and in lieu of any right of TDK to receive any profit sharing, distributions, dividends or other payments of any kind or nature. The transaction is subject to receipt of regulatory approvals and other closing conditions and is expected to close by early calendar 2017.

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
Further discussion of risks related to our business is presented in the Risk Factors included in this Quarterly Report.

Results of Operations

Revenues (in millions)
	Three Months Ended			Six Months Ended
	March 27, 2016	March 29, 2015	Change	March 27, 2016	March 29, 2015	Change
Equipment and services	$3,349	$4,403	$(1,054)	$7,436	$9,619	$(2,183)
Licensing	2,202	2,491	(289)	3,890	4,374	(484)
	$5,551	$6,894	$(1,343)	$11,326	$13,993	$(2,667)
The decreases in equipment and services revenues in the second quarter and first six months of fiscal 2016 were primarily due to decreases in QCT revenues of $1.09 billion and $2.25 billion, respectively. The decreases in licensing revenues in the second quarter and first six months of fiscal 2016 were primarily due to decreases in QTL revenues of $279 million and $488 million, respectively.

Costs and Expenses (in millions)
	Three Months Ended			Six Months Ended
	March 27, 2016	March 29, 2015	Change	March 27, 2016	March 29, 2015	Change
Cost of equipment and services (E&S) revenues	$2,141	$2,628	$(487)	$4,675	$5,676	$(1,001)
Cost as % of E&S revenues	64%	60%		63%	59%
The decreases in margin percentage in the second quarter and first six months of fiscal 2016 were driven primarily by the effect of $43 million and $117 million, respectively, in additional charges related to the amortization of intangible assets and recognition of the step-up of inventories to fair value primarily related to the acquisition of CSR plc in the fourth quarter of fiscal 2015, and decreases in QCT margin percentage. Our margin percentage may fluctuate in future periods depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

	Three Months Ended			Six Months Ended
	March 27, 2016	March 29, 2015	Change	March 27, 2016	March 29, 2015	Change
Research and development	$1,301	$1,375	$(74)	$2,653	$2,726	$(73)
% of revenues	23%	20%		23%	19%
Selling, general, and administrative	$619	$545	$74	$1,198	$1,128	$70
% of revenues	11%	8%		11%	8%
Other	$75	$1,010	$(935)	$(299)	$1,063	$(1,362)
The dollar decreases in research and development expenses in the second quarter and first six months of fiscal 2016 were primarily attributable to decreases of $33 million and $35 million, respectively, in costs related to the development of CDMA-based 3G, OFDMA-based 4G LTE and other technologies for integrated circuit and related software products and to expand our intellectual property portfolio and decreases of $44 million and $60 million, respectively, in development costs and the effect of an impairment charge recorded in the second quarter of fiscal 2015 related to our display businesses. The dollar decrease in research and development expenses in the first six months of fiscal 2016 was partially offset by an increase of $28 million in costs related to the development of our data center products.
The dollar increases in selling, general and administrative expenses in the second quarter and first six months of fiscal 2016 were primarily attributable to increases of $35 million and $36 million, respectively, in litigation and other legal matters and $13 million and $17 million, respectively, in depreciation and amortization expense. The dollar increase in selling, general and administrative expenses in the first six months of fiscal 2016 was also attributable to an increase of $21 million in selling and marketing expenses, partially offset by a decrease of $18 million in share-based compensation expenses.
Other expenses in the second quarter of fiscal 2016 were attributable to $75 million in restructuring and restructuring-related charges related to our Strategic Realignment Plan. Other income in the first six months of fiscal 2016 was primarily attributable to a $380 million gain on the sale of wireless spectrum and also included $129 million in restructuring and restructuring-related charges, partially offset by a $48 million gain on the sale of our business that provided augmented reality applications, both of which related to our Strategic Realignment Plan.
Other expenses in the second quarter of fiscal 2015 were primarily attributable to a $975 million charge resulting from the resolution reached with the NDRC. Other expenses in the first six months of fiscal 2015 also included $104 million in goodwill impairment charges related to our push-to-talk services business and one of our display businesses, partially offset by a $16 million gain on the sale of certain property, plant and equipment.

Interest Expense and Net Investment Income (in millions)
	Three Months Ended			Six Months Ended
	March 27, 2016	March 29, 2015	Change	March 27, 2016	March 29, 2015	Change
Interest expense	$72	$1	$71	$145	$2	$143

Investment income, net
Interest and dividend income	$158	$138	$20	$295	$272	$23
Net realized gains on marketable securities	1	108	(107)	43	264	(221)
Net realized gains on other investments	23	3	20	30	13	17
Impairment losses on marketable securities and other investments	(43)	(41)	(2)	(106)	(106)	—
Equity in net losses of investees	(11)	(9)	(2)	(31)	(13)	(18)
Other	(1)	5	(6)	(5)	9	(14)
	$127	$204	$(77)	$226	$439	$(213)
The increase in interest expense in the second quarter and first six months of fiscal 2016 was primarily due to the issuance of an aggregate principal amount of $10.0 billion in floating- and fixed-rate notes in May 2015.

Income Tax Expense (in millions)
	Three Months Ended			Six Months Ended
	March 27, 2016	March 29, 2015	Change	March 27, 2016	March 29, 2015	Change
Income tax expense	$306	$487	$(181)	$520	$814	$(294)
Effective tax rate	21%	32%	(11%)	16%	21%	(5%)
The following table summarizes the primary factors that caused our effective tax rates for the second quarter and first six months of fiscal 2016 and 2015 to be less than the United States federal statutory rate:

	Three Months Ended		Six Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Expected income tax provision at federal statutory tax rate	35%	35%	35%	35%
Benefits from foreign income taxed at other than U.S. rates	(14%)	(2%)	(16%)	(10%)
Benefits related to the research and development tax credit	(1%)	(1%)	(4%)	(3%)
Tax audit impacts, net	—	(4%)	—	(2%)
Other	1%	4%	1%	1%
Effective tax rate	21%	32%	16%	21%

The effective tax rate of 21% for the second quarter of fiscal 2016 was greater than the estimated annual effective tax rate of 18% primarily due to changes in our estimates made in the second quarter of fiscal 2016 related to foreign earnings taxed at rates that are less than the United States federal tax rate. Additionally, the estimated annual effective tax rate for fiscal 2016 reflects the benefit of the retroactive reinstatement of the United States federal research and development credit recorded discretely during the first quarter of fiscal 2016. The annual effective tax rate of 19% for fiscal 2015 reflected the NDRC fine of $975 million, which was not deductible for tax purposes and was substantially attributable to a foreign jurisdiction, and a $61 million tax benefit as a result of a favorable tax audit settlement with the Internal Revenue Service, both of which were accounted for discretely in the second quarter of fiscal 2015. During the first quarter of fiscal 2015, the United States government reinstated the federal research and development tax credit retroactively to January 1, 2014 through December 31, 2014. As a result of the reinstatement, the annual effective tax rate for fiscal 2015 also reflected a tax benefit of $101 million in the first quarter of fiscal 2015 related to fiscal 2014. Unrecognized tax benefits were $154 million and $40 million at March 27, 2016 and September 27, 2015, respectively. Certain of our existing tax positions are expected to continue to generate an increase in unrecognized tax benefits through fiscal 2016.
Segment Results
The following should be read in conjunction with the financial results for the second quarter and first six months of fiscal 2016 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 8. Segment Information.”

(in millions)	QCT	QTL	QSI
Three Months Ended March 27, 2016
Revenues	$3,337	$2,135	$12
EBT (1)	170	1,857	46
EBT as a % of revenues	5%	87%
Three Months Ended March 29, 2015
Revenues	$4,434	$2,414	$—
EBT (1)	750	2,162	(32)
EBT as a % of revenues	17%	90%
Six Months Ended March 27, 2016
Revenues	$7,433	$3,742	$21
EBT (1)	760	3,195	405
EBT as a % of revenues	10%	85%
Six Months Ended March 29, 2015
Revenues	$9,676	$4,230	$—
EBT (1)	1,896	3,741	(33)
EBT as a % of revenues	20%	88%

(1)	Earnings (loss) before taxes.
QCT Segment. QCT results of operations in the second quarter and first six months of fiscal 2016 continued to be negatively impacted by the effects of a shift in share among our customers within the premium tier, which reduced our sales of integrated Snapdragon processors and skewed our product mix towards lower-margin modem chipsets in this tier, a decline in demand for our thin modem products, a decline in share at a large customer and the competitive environment in China. The decreases in QCT revenues in the second quarter and first six months of fiscal 2016 of $1.10 billion and $2.24 billion, respectively, were primarily due to decreases in equipment and services revenues. Equipment and services revenues, mostly related to sales of MSM and accompanying Radio Frequency (RF) and Power Management (PM) integrated circuits, were $3.28 billion and $4.37 billion in the second quarter of fiscal 2016 and 2015, respectively and $7.30 billion and $9.56 billion in the first six months of fiscal 2016 and 2015, respectively. The decreases in equipment and services revenues in the second quarter and first six months of fiscal 2016 resulted primarily from decreases of $689 million and $1.15 billion, respectively, related to lower MSM and accompanying RF and PM unit shipments and $473 million and $1.32 billion, respectively, from lower average selling prices and lower-priced product mix, partially offset by net increases of $81 million and $233 million, respectively, in revenues related to other products. Approximately 189 million and 233 million MSM integrated circuits were sold during the second quarter of fiscal 2016 and 2015, respectively, and approximately 430 million and 503 million MSM integrated circuits were sold during the first six months of fiscal 2016 and 2015, respectively.
QCT EBT as a percentage of revenues in the second quarter and first six months of fiscal 2016 decreased primarily due to the impact of lower revenues relative to operating expenses and decreases in gross margin percentage. The decreases in QCT gross margin percentage primarily resulted from lower average selling prices and lower-margin product mix, partially offset by lower average unit costs and lower excess inventory charges.
QTL Segment. The decreases in QTL revenues in the second quarter and first six months of fiscal 2016 of $279 million and $488 million, respectively, were primarily attributable to a decrease in reported sales of CDMA-based products (including multimode products that also implement OFDMA), which was impacted by the effect of underreported royalties by licensees, the deferral of revenue due to the arbitration with LG Electronics, Inc. (LGE) and decreases in revenues per reported unit and recognition of unearned license fees, partially offset by $266 million in licensing revenues recorded in the second quarter of fiscal 2016 due to the termination of an infrastructure license agreement resulting from the merger of two licensees. QTL revenues and EBT for the second quarter and first six months of fiscal 2016 were impacted negatively by units that we believe are not being reported by certain licensees and sales of certain unlicensed products.
In April 2016, we entered into agreements with LGE pursuant to which LGE agreed to dismiss the arbitration. As a result of the settlement, commencing with the third quarter of fiscal 2016, we will no longer defer royalty revenues reported by LGE and will record greater than $200 million of revenues that were previously deferred. While we have reached agreements with many licensees, negotiations with certain other licensees and unlicensed companies are ongoing, and litigation may become necessary if negotiations fail to resolve the relevant issues.

QSI Segment. The increase in QSI EBT in the second quarter of fiscal 2016 was primarily due to a $46 million increase in net realized gains on investments and a $24 million decrease in impairment losses on investments. The increase in QSI EBT in the first six months of fiscal 2016 was primarily due to a $380 million gain on the sale of wireless spectrum and a $54 million increase in net realized gains on investments, partially offset by a $17 million increase in equity in losses of investees.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations, cash provided by our debt programs and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. The following tables present selected financial information related to our liquidity as of March 27, 2016 and September 27, 2015 and for the first six months of fiscal 2016 and 2015 (in millions):

	March 27, 2016	September 27, 2015	$ Change	% Change
Cash, cash equivalents and marketable securities	$29,984	$30,947	$(963)	(3%)
Accounts receivable, net	1,738	1,964	(226)	(12%)
Inventories	1,427	1,492	(65)	(4%)
Short-term debt	1,949	1,000	949	95%
Long-term debt	9,993	9,969	24	—%

	Six Months Ended
	March 27, 2016	March 29, 2015	$ Change	% Change
Net cash provided by operating activities	$3,476	$1,706	$1,770	104%
Net cash used by investing activities	(1,435)	(690)	(745)	108%
Net cash used by financing activities	(3,822)	(3,416)	(406)	12%
The net decrease in cash, cash equivalents and marketable securities was primarily the result of $3.6 billion in payments to repurchase shares of our common stock and $1.4 billion in cash dividends paid, partially offset by net cash provided by operating activities and net proceeds from short-term debt. Total cash provided by operating activities increased primarily due to changes in working capital, which was impacted by a prepayment of $950 million in the six months ended March 29, 2015 to secure long-term capacity commitments at a supplier of our integrated circuit products, partially offset by a reduction in net income of $363 million. Our days sales outstanding, on a consolidated basis, decreased to 28 days at March 27, 2016 compared to 33 days at September 27, 2015. The decrease in accounts receivable was primarily due to the collection of payments from certain of our licensees and the timing of integrated circuit shipments. The decrease in days sales outstanding was primarily due to the collection of payments from certain of our licensees and an increase in licensing revenues from the termination of an infrastructure license agreement resulting from the merger of two licensees. The decrease in inventories was primarily due to a decrease in QCT finished goods related to lower units on hand to align with near-term demand and recognition of the step-up in the fair value of the acquired inventories from the CSR acquisition.
We classify certain of our marketable securities as short-term based on their nature and our plan to make them available, if needed, for use in our current operations. While we do not anticipate using our non-current marketable securities in operations in the foreseeable future, the securities could be liquidated within a short period of time if required. Our cash, cash equivalents and marketable securities at March 27, 2016 consisted of $2.9 billion held by United States-based entities and $27.1 billion held by foreign entities. Most of our cash, cash equivalents and marketable securities held by foreign entities are indefinitely reinvested and would be subject to material tax effects if repatriated. However, we believe that our United States sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate funds held by foreign entities.
We believe our current cash, cash equivalents and marketable securities, our expected cash flow generated from operations and our expected financing activities will satisfy our working and other capital requirements for at least the next 12 months based on our current business plans. Recent and expected working and other capital requirements also include the items described below.

•
We expect the majority of the charges incurred in connection with our Strategic Realignment Plan will result in cash payment. Our restructuring accrual was $51 million at March 27, 2016, and we expect to incur additional restructuring and restructuring-related charges of approximately $25 million to $125 million in fiscal 2016 and 2017.

•
Our purchase obligations at March 27, 2016, some of which relate to research and development activities and capital expenditures, totaled $3.1 billion and $1.0 billion for fiscal 2016 and 2017, respectively, and $1.8 billion thereafter.

•
Our research and development expenditures were $2.7 billion during the first six months of fiscal 2016 and $5.5 billion in fiscal 2015, and we expect to continue to invest heavily in research and development for new technologies, applications and services for voice and data communications, primarily in the wireless industry.

•
Cash outflows for capital expenditures were $253 million during the first six months of fiscal 2016 and $994 million in fiscal 2015. We expect to continue to incur capital expenditures in the future to support our business, including research and development activities. Future capital expenditures may be impacted by transactions that are currently not forecasted.

•
In January 2016, we announced that we had reached agreement with TDK Corporation to form a joint venture, under the name RF360 Holdings Singapore Pte. Ltd. The joint venture will initially be owned 51% by us and 49% by TDK. The purchase price due upon close of the transaction is $1.2 billion, to be adjusted for working capital, outstanding indebtedness and certain capital expenditures, among other things. Additionally, we have the option to acquire (and TDK has an option to sell) TDK’s interest in the joint venture for $1.15 billion 30 months after the closing date. We expect to use existing cash resources to fund the acquisition. TDK will be entitled to up to a total of $200 million in payments based on sales of RF filter functions over the three-year period after the closing date. The transaction is subject to regulatory approvals and other closing conditions and is expected to close by early calendar 2017.

•
We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly, to open new opportunities for our technologies, obtain development resources, grow our patent portfolio or pursue new businesses.

Debt. We have a Revolving Credit Facility that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.0 billion, expiring in February 2020. At March 27, 2016, no amounts were outstanding under the Revolving Credit Facility.
We have an unsecured commercial paper program, which provides for the issuance of up to $4.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. At March 27, 2016, we had $1.9 billion of commercial paper outstanding with weighted-average net interest rates of 0.49% and weighted-average remaining days to maturity of 33 days.
We have issued unsecured floating- and fixed-rate notes in an aggregate principal amount of $10.0 billion, with maturity dates in 2018 through 2045 and effective interest rates between 0.75% and 4.74%. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes. We may issue additional debt in the future. The amount and timing of additional borrowings will be subject to a number of factors, including the cash flow generated by United States-based entities, acquisitions and strategic investments, acceptable interest rates and changes in corporate income tax law, among other factors.
Additional information regarding our outstanding debt at March 27, 2016 is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Debt.”
Capital Return Program. During the first six months of fiscal 2016, we repurchased and retired 68,335,000 shares of our common stock for $3.6 billion, before commissions. We intend to return a minimum of 75% of our free cash flow to stockholders through stock repurchases and dividends over the foreseeable future, where free cash flow is defined as net cash provided by operating activities less capital expenditures. On March 9, 2015, we announced that we had been authorized to repurchase up to $15 billion of our common stock. Additionally, we announced our intention to repurchase $10 billion of stock from March 2015 through March 2016, which we completed during the first quarter of fiscal 2016. At March 27, 2016, $3.3 billion remained authorized for repurchase under our stock repurchase program. To meet our goal, we expect to use existing cash and marketable securities held by, and cash flow generated from, United States-based entities and borrowings. We periodically evaluate repurchases as a means of returning capital to stockholders to determine when and if repurchases are in the best interests of our stockholders.
During the first six months of fiscal 2016, we paid cash dividends totaling $1.4 billion, or $0.96 per share. On April 8, 2016, we announced a cash dividend of $0.53 per share on our common stock, payable on June 22, 2016 to stockholders of record as of the close of business on June 1, 2016. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders.
Contractual Obligations/Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).
Additional information regarding our financial commitments at March 27, 2016 is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 3. Income Taxes,” “Note 6. Debt” and “Note 7. Commitments and Contingencies.”
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements and the impact of those pronouncements, if any, on our consolidated financial statements is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 1. Basis of Presentation.”
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
Companies that promote standards that are neither CDMA- nor OFDMA-based (e.g., GSM) as well as companies that design integrated circuits based on CDMA, OFDMA, Wi-Fi or their derivatives are generally competitors or potential competitors. Examples (some of which are strategic partners of ours in other areas) include Airoha Technology Corp., Broadcom Limited, Ericsson, HiSilicon Technologies, Intel, Leadcore Technology Co., Ltd., Marvell Technology, Maxim Integrated Products, MediaTek, Microchip Technology Inc., Nvidia, Qorvo Inc., Realtek Semiconductor, Samsung Electronics, Skyworks Solutions Inc. and Spreadtrum Communications (which is controlled by Tsinghua Unigroup). Some of these current and potential competitors may have advantages over us that include, among others: lower cost structures; motivation by our customers in certain circumstances to utilize their own internally-developed integrated circuit products or to find alternate suppliers or choose alternative technologies; foreign government support of other technologies or competitors; better known brand names; ownership and control of manufacturing facilities and greater expertise in manufacturing processes; more extensive relationships with local distribution companies and original equipment manufacturers in emerging geographic regions (such as China); and/or a more established presence in certain regions.
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
Although we have more than 310 CDMA-based licensees, our QTL segment derives a significant portion of licensing revenues from a limited number of licensees. In the event that one or more of our significant licensees fail to meet their reporting and/or payment requirements or we are unable to renew or modify one or more of such license agreements, our revenues, operating results and cash flows would be adversely impacted. Moreover, the future growth and success of our core licensing business will depend in part on the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain customer acceptance. We have little or no control over the product development, sales efforts or pricing of products by our licensees, and our licensees might not be successful. Reductions in the average selling prices of wireless devices sold by our major licensees, without a sufficient increase in the volumes of such devices sold, would generally have an adverse effect on our licensing revenues.

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
We are currently subject to various litigation and governmental investigations and/or proceedings, some of which may arise out of the strategies described above. Certain legal matters are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 7. Commitments and Contingencies.” The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. Depending on the type of matter, various remedies that could result from an unfavorable resolution include, among others, injunctions, monetary damages or fines or other orders to pay money and the issuance of orders to cease certain conduct and/or modify our business practices. Further, a governmental body in a particular country or region may assert, and may be successful in imposing, remedies with effects that extend beyond the borders of that country or region.
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
Although we own a very strong portfolio of issued and pending patents related to GSM, GPRS, EDGE, OFDM, OFDMA, WLAN, MIMO and other technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing revenues as our CDMA licensing program has been. Many wireless operators are investigating, have selected or have deployed OFDMA-based LTE as their next-generation 4G technology in existing (or future if not yet deployed) wireless spectrum bands as complementary to their existing CDMA-based networks. While 3G/4G multimode products are generally covered by our existing 3G licensing agreements, products that implement 4G but do not also implement 3G are generally not covered by these agreements. Although we believe that our patented technology is essential and useful to implementation of the LTE industry standards and have granted royalty-bearing licenses to more than 180 companies (including Huawei, Lenovo, LG, Microsoft, Samsung, Sony Mobile and ZTE) that have realized that they need a license to our patents to make and sell products implementing 4G standards but not implementing 3G standards, it may be difficult to agree on material terms and/or conditions of new license agreements that are acceptable to us with companies that are currently unlicensed, particularly in China. Further, the royalty rates for single mode 4G products are generally lower than our royalty rates for 3G and 3G/4G multimode products have been, and therefore, we might not achieve the same licensing revenues on such LTE products as on 3G and 3G/4G multimode products. In addition, new connectivity and other services are emerging that rely on devices that may or may not be used on traditional cellular networks, such as devices used in the connected home or the Internet of Things. We also seek to diversify and broaden our technology licensing programs to new industry segments in which we can utilize our technology leadership, such as wireless charging and other technologies. Standards, even de facto standards, that develop as these technologies mature, in particular those that do not include a base level of interoperability, may impact our ability to obtain royalties that are equivalent to those that we receive for 3G and 3G/4G multimode products used in cellular communications. Although we believe that our patented technology is essential and useful to the commercialization of such services, the royalties we receive may be lower than those we receive from our current licensing program.
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
We are currently subject to various governmental investigations and/or proceedings, and certain matters are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 7. Commitments and Contingencies.” The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. Depending on the type of matter, various remedies that could result from an unfavorable resolution include, among others, injunctions, monetary damages or fines or other orders to pay money, and the issuance of orders to cease certain conduct and/or modify our business practices. Further, a governmental body in a particular country or region may assert, and may be successful in imposing, remedies with effects that extend beyond the borders of that country or region.

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
We expect that we may continue to be involved in litigation and may have to appear in front of administrative bodies (such as the United States International Trade Commission) to defend against patent assertions against our products by companies, some of whom are attempting to gain competitive advantage or leverage in licensing negotiations. We may not be successful in such proceedings, and if we are not, the range of possible outcomes is very broad and may include, for example, monetary damages, royalty payments and/or an injunction on the sale of certain of our integrated circuit products (and/or on the sale of our customers’ devices using such products). A negative outcome in any such proceeding could severely disrupt the business of our chipset customers and their wireless operator customers, which in turn could harm our relationships with them and could result in a decline in our worldwide chipset sales and/or a reduction in our licensees’ sales to wireless operators, causing corresponding declines in our chipset and/or licensing revenues.
A number of other companies have claimed to own patents applicable to products implementing various CDMA-based standards, TDMA-based standards, such as GSM and OFDMA-based standards. In addition, existing standards continue to evolve, and new standards, including those applicable to new industry segments, continue to be developed. If future standards diminish, or fail to include, a base level of interoperability, our business may be harmed, and our investments in these new segments may not succeed.
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
In the fourth quarter of fiscal 2015, we announced a Strategic Realignment Plan designed to improve execution, enhance financial performance and drive profitable growth as we work to create sustainable long-term value for stockholders. As part of this Strategic Realignment Plan, among other actions, we are implementing a cost reduction plan, which includes a series of targeted reductions across our businesses, particularly in our semiconductor business, QCT, and a reduction to our annual share-based compensation grants in fiscal 2016. We expect these cost reduction initiatives to be substantially implemented by the end of fiscal 2016. Additional information regarding our Strategic Realignment Plan is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 10. Strategic Realignment Plan.”
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
In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Due to changes in our stock price, we may be the target of securities litigation. Securities litigation could result in substantial uninsured costs and divert management’s attention and our resources.
There are risks associated with our indebtedness.
Our outstanding indebtedness and any additional indebtedness we incur may have negative consequences, including, among others:

•	requiring us to use cash to pay the principal of and interest on our indebtedness, thereby reducing the amount of cash available for other purposes;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions, stock repurchases, dividends or other general corporate and other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and/or

•	increasing our vulnerability to interest rate fluctuations to the extent a portion of our debt has variable interest rates.
Our ability to make payments of principal of and interest on our indebtedness depends upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things: repatriate funds to the United States at substantial tax cost; refinance or restructure all or a portion of our indebtedness; reduce or delay planned capital or operating expenditures; or sell selected assets. Such measures might not be sufficient to enable us to service our debt. In addition, any such refinancing, restructuring or sale of assets might not be available on economically favorable terms or at all, and if prevailing interest rates at the time of any such refinancing and/or restructuring are higher than our current rates, interest expense related to such refinancing and/or restructuring would increase. If there are adverse changes in the ratings assigned to our debt securities by credit rating agencies, our borrowing costs, our ability to access debt in the future and/or the terms of such debt could be adversely affected.
We may not be able to attract and retain qualified employees.
Our future success depends largely upon the continued service of our executive officers and other key management and technical personnel and on our ability to continue to identify, attract, retain and motivate them, particularly in an environment of cost reductions, including equity compensation and headcount reductions. Implementing our business strategy requires specialized engineering and other talent, as our revenues are highly dependent on technological and product innovations. The market for employees in our industry is extremely competitive. Further, existing immigration laws make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the United States, making the pool of available talent even smaller. If we are unable to attract and retain qualified employees, our business may be harmed.
Currency fluctuations could negatively affect future product sales or royalty revenues, harm our ability to collect receivables or increase the U.S. dollar cost of our products.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2015 Annual Report on Form 10-K. At March 27, 2016, there have been no material changes to the financial market risks described at September 27, 2015. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
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
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities during the second quarter of fiscal 2016 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
December 28, 2015 to January 24, 2016	—	$—	—	$4,858
January 25, 2016 to February 21, 2016	11,642	44.31	11,642	4,343
February 22, 2016 to March 27, 2016	20,087	51.36	20,087	3,311
Total	31,729		31,729

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)
On March 9, 2015, we announced a repurchase program authorizing us to repurchase up to $15 billion of our common stock. At March 27, 2016, $3.3 billion remained authorized for repurchase. The stock repurchase program has no expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
2.2	Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated.	8-K	000-19528/ 161339867	1/13/2016	2.1
3.1	Restated Certificate of Incorporation, as amended.	10-Q	000-19528/ 12766084	4/18/2012	3.1
3.2	Certificate of Elimination of the Series A Junior Participating Preferred Stock.	8-K	000-19528/ 151134143	9/30/2015	3.2
3.3	Amended and Restated Bylaws.	10-Q	000-19528/ 161365251	1/27/2016	3.3
4.1	Indenture, dated May 20, 2015, between the Company and U.S. Bank National Association, as trustee.	8-K	000-19528/ 15880967	5/21/2015	4.1
4.2	Officers’ Certificate, dated May 20, 2015, for the Floating Rate Notes due 2018, the Floating Rate Notes due 2020, the 1.400% Notes due 2018, the 2.250% Notes due 2020, the 3.000% Notes due 2022, the 3.450% Notes due 2025, the 4.650% Notes due 2035 and the 4.800% Notes due 2045.	8-K	000-19528/ 15880967	5/21/2015	4.2
4.3	Form of Floating Rate Notes due 2018.	8-K	000-19528/ 15880967	5/21/2015	4.3
4.4	Form of Floating Rate Notes due 2020.	8-K	000-19528/ 15880967	5/21/2015	4.4
4.5	Form of 1.400% Notes due 2018.	8-K	000-19528/ 15880967	5/21/2015	4.5
4.6	Form of 2.250% Notes due 2020.	8-K	000-19528/ 15880967	5/21/2015	4.6
4.7	Form of 3.000% Notes due 2022.	8-K	000-19528/ 15880967	5/21/2015	4.7
4.8	Form of 3.450% Notes due 2025.	8-K	000-19528/ 15880967	5/21/2015	4.8
4.9	Form of 4.650% Notes due 2035.	8-K	000-19528/ 15880967	5/21/2015	4.9
4.10	Form of 4.800% Notes due 2045.	8-K	000-19528/ 15880967	5/21/2015	4.10
10.30	2016 Long-Term Incentive Plan	DEF 14A	000-19528/ 161353677	1/21/2016	Appendix 5
10.31	Form of Executive Performance Stock Unit Award Grant Notice under the 2006 Long-Term Incentive Plan, which includes a March 28, 2016 to March 28, 2019 performance period. (1)					X
10.32
Form of Non-Employee Director Deferred Stock Unit Grant Notices and Non-Employee Director Deferred Stock Unit Agreements under the 2016 Long-Term Incentive Plan for non-employee directors residing in the United States. (1)
						X
10.33
Form of Non-Employee Director Deferred Stock Unit Grant Notices and Non-Employee Director Deferred Stock Unit Agreements under the 2016 Long-Term Incentive Plan for non-employee directors residing in Spain. (1)
						X
10.34
Form of Non-Employee Director Deferred Stock Unit Grant Notices and Non-Employee Director Deferred Stock Unit Agreements under the 2016 Long-Term Incentive Plan for non-employee directors residing in Singapore. (1)
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

Dated: April 20, 2016