Form 10-Q
period 2016-06-26
QUALCOMM INC/DE
filed 2016-07-20
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 18, 2016, was as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,473,648,385

QUALCOMM INCORPORATED
Form 10-Q
For the Quarter Ended June 26, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	June 26, 2016	September 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$5,885	$7,560
Marketable securities	11,225	9,761
Accounts receivable, net	1,939	1,964
Inventories	1,338	1,492
Deferred tax assets	—	635
Other current assets	592	687
Total current assets	20,979	22,099
Marketable securities	13,922	13,626
Deferred tax assets	2,075	1,453
Property, plant and equipment, net	2,341	2,534
Goodwill	5,657	5,479
Other intangible assets, net	3,669	3,742
Other assets	2,143	1,863
Total assets	$50,786	$50,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,572	$1,300
Payroll and other benefits related liabilities	874	861
Unearned revenues	535	583
Short-term debt	1,749	1,000
Other current liabilities	2,113	2,356
Total current liabilities	6,843	6,100
Unearned revenues	2,426	2,496
Long-term debt	10,024	9,969
Other liabilities	855	817
Total liabilities	20,148	19,382

Commitments and contingencies (Note 7)

Stockholders’ equity:
Qualcomm stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,473 and 1,524 shares issued and outstanding, respectively	169	—
Retained earnings	30,134	31,226
Accumulated other comprehensive income	344	195
Total Qualcomm stockholders’ equity	30,647	31,421
Noncontrolling interests	(9)	(7)
Total stockholders’ equity	30,638	31,414
Total liabilities and stockholders’ equity	$50,786	$50,796

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Revenues:
Equipment and services	$3,875	$3,840	$11,311	$13,459
Licensing	2,169	1,992	6,059	6,366
Total revenues	6,044	5,832	17,370	19,825
Costs and expenses:
Cost of equipment and services revenues	2,534	2,451	7,210	8,126
Research and development	1,268	1,407	3,922	4,133
Selling, general and administrative	620	621	1,817	1,749
Other (Note 2)	30	118	(270)	1,181
Total costs and expenses	4,452	4,597	12,679	15,189
Operating income	1,592	1,235	4,691	4,636
Interest expense	(75)	(32)	(221)	(34)
Investment income, net (Note 2)	176	195	403	634
Income before income taxes	1,693	1,398	4,873	5,236
Income tax expense	(250)	(215)	(770)	(1,029)
Net income	1,443	1,183	4,103	4,207
Net loss attributable to noncontrolling interests	1	1	3	2
Net income attributable to Qualcomm	$1,444	$1,184	$4,106	$4,209

Basic earnings per share attributable to Qualcomm	$0.98	$0.74	$2.76	$2.57
Diluted earnings per share attributable to Qualcomm	$0.97	$0.73	$2.74	$2.53
Shares used in per share calculations:
Basic	1,471	1,608	1,487	1,638
Diluted	1,486	1,629	1,500	1,661

Dividends per share announced	$0.53	$0.48	$1.49	$1.32

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Net income	$1,443	$1,183	$4,103	$4,207
Other comprehensive income (loss), net of income taxes:
Foreign currency translation gains (losses)	5	7	(6)	(25)
Reclassification of foreign currency translation losses included in net income	15	—	21	—
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain available-for-sale debt securities	1	(9)	(49)	(19)
Reclassification of other-than-temporary losses on available-for-sale securities included in net income	27	31	128	92
Net unrealized gains on other available-for-sale securities	176	20	135	14
Reclassification of net realized gains on available-for-sale securities included in net income	(35)	(76)	(76)	(251)
Net unrealized (losses) gains on derivative instruments	(4)	58	(4)	58
Reclassification of net realized gains on derivative instruments included in net income	(1)	—	—	—
Total other comprehensive income (loss)	184	31	149	(131)
Total comprehensive income	1,627	1,214	4,252	4,076
Comprehensive loss attributable to noncontrolling interests	1	1	3	2
Comprehensive income attributable to Qualcomm	$1,628	$1,215	$4,255	$4,078

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	June 26, 2016	June 28, 2015
Operating Activities:
Net income	$4,103	$4,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,092	888
Indefinite and long-lived asset impairment charges	94	304
Income tax provision (less than) in excess of income tax payments	(236)	159
Gain on sale of wireless spectrum	(380)	—
Non-cash portion of share-based compensation expense	730	793
Incremental tax benefits from share-based compensation	(3)	(98)
Net realized gains on marketable securities and other investments	(142)	(399)
Impairment losses on marketable securities and other investments	138	161
Other items, net	—	(29)
Changes in assets and liabilities:
Accounts receivable, net	39	438
Inventories	169	(122)
Other assets	153	(897)
Trade accounts payable	263	(769)
Payroll, benefits and other liabilities	(434)	(406)
Unearned revenues	(270)	(408)
Net cash provided by operating activities	5,316	3,822
Investing Activities:
Capital expenditures	(389)	(815)
Purchases of available-for-sale securities	(12,960)	(13,118)
Proceeds from sales and maturities of available-for-sale securities	10,303	11,897
Purchases of trading securities	(177)	(1,034)
Proceeds from sales and maturities of trading securities	779	1,008
Proceeds from sales of other marketable securities	450	—
Proceeds from sales of property, plant and equipment	15	161
Acquisitions and other investments, net of cash acquired	(663)	(325)
Proceeds from sale of wireless spectrum	232	—
Other items, net	181	6
Net cash used by investing activities	(2,229)	(2,220)
Financing Activities:
Proceeds from short-term debt	6,633	2,813
Proceeds from long-term debt	—	9,937
Repayment of short-term debt	(5,885)	(1,814)
Proceeds from issuance of common stock	422	571
Repurchases and retirements of common stock	(3,698)	(9,016)
Dividends paid	(2,208)	(2,142)
Incremental tax benefits from share-based compensation	3	98
Other items, net	(32)	41
Net cash (used) provided by financing activities	(4,765)	488
Effect of exchange rate changes on cash and cash equivalents	3	(10)
Net (decrease) increase in cash and cash equivalents	(1,675)	2,080
Cash and cash equivalents at beginning of period	7,560	7,907
Cash and cash equivalents at end of period	$5,885	$9,987
See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation
Financial Statement Preparation. These condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (collectively with its subsidiaries, the Company or Qualcomm) in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2015. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three-month and nine-month periods ended June 26, 2016 and June 28, 2015 included 13 weeks and 39 weeks, respectively.
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
Earnings Per Common Share. Basic earnings per common share are computed by dividing net income attributable to Qualcomm by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share are computed by dividing net income attributable to Qualcomm by the sum of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options and/or accelerated share repurchase agreements, if any, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost for future service that the Company has not yet recognized, if any, and the estimated tax benefits that would be recorded in paid-in capital when an award is settled, if any, are assumed to be used to repurchase shares in the current period. The dilutive common share equivalents, calculated using the treasury stock method, for the three and nine months ended June 26, 2016 were 14,812,000 and 13,325,000, respectively, and 20,749,000 and 22,447,000 for the three and nine months ended June 28, 2015, respectively. Shares of common stock equivalents outstanding that were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period were 1,378,000 and 3,150,000 during the three and nine months ended June 26, 2016, respectively, and 16,711,000 and 6,067,000 during the three and nine months ended June 28, 2015, respectively.
Share-Based Compensation. Total share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Cost of equipment and services revenues	$10	$10	$31	$33
Research and development	152	176	478	508
Selling, general and administrative	73	85	221	252
Share-based compensation expense before income taxes	235	271	730	793
Related income tax benefit	(38)	(58)	(126)	(145)
	$197	$213	$604	$648
The Company recorded $170 million and $173 million in share-based compensation expense during the nine months ended June 26, 2016 and June 28, 2015, respectively, related to share-based awards granted during those periods. At June 26, 2016, total unrecognized compensation expense related to non-vested restricted stock units granted prior to that date was $1.2 billion, which is expected to be recognized over a weighted-average period of 2.0 years. During the nine months ended June 26, 2016 and June 28, 2015, net share-based awards granted, after forfeitures and cancellations, represented 0.7% and

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

0.8%, respectively, of outstanding shares as of the beginning of each fiscal period, and total share-based awards granted represented 1.0% and 0.9%, respectively, of outstanding shares as of the end of each fiscal period.
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
In June 2016, the FASB issued new guidance that changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The new guidance will be effective for the Company starting in the first quarter of fiscal 2021. Early adoption is permitted starting in the first quarter of fiscal 2020. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt the new guidance early.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2. Composition of Certain Financial Statement Items

Inventories (in millions)
	June 26, 2016	September 27, 2015
Raw materials	$3	$1
Work-in-process	694	550
Finished goods	641	941
	$1,338	$1,492

Other Current Liabilities (in millions)
	June 26, 2016	September 27, 2015
Customer incentives and other customer-related liabilities	$1,685	$1,894
Other	428	462
	$2,113	$2,356
Other Income, Costs and Expenses. Other expenses in the three months ended June 26, 2016 consisted of restructuring and restructuring-related charges related to the Company’s Strategic Realignment Plan (Note 10). Other income in the nine months ended June 26, 2016 included a gain of $380 million on the sale of wireless spectrum in the United Kingdom that was held by the QSI (Qualcomm Strategic Initiatives) segment in the first quarter of fiscal 2016 for $232 million in cash and $275 million in deferred payments due in 2020 to 2023, which were recorded at their present values in other assets. Other income in the nine months ended June 26, 2016 also included $158 million in restructuring and restructuring-related charges, which were partially offset by a $48 million gain on the sale of the Company’s business that provided augmented reality applications, both of which related to the Company’s Strategic Realignment Plan.
Other expenses in the three months ended June 28, 2015 consisted of $151 million and $11 million in impairment charges on goodwill and intangible assets, respectively, related to the Company’s content services business and one of our display businesses, partially offset by a $44 million gain on the sale of certain property, plant and equipment. Other expenses in the nine months ended June 28, 2015 included a $975 million charge resulting from the resolution reached with the China National Development and Reform Commission (NDRC) in the second quarter of fiscal 2015 regarding the NDRC’s investigation of the Company relating to China’s Anti-Monopoly Law. Other expenses in the nine months ended June 28, 2015 also included $255 million and $11 million in impairment charges on goodwill and intangible assets, respectively, related to the Company’s content and push-to-talk services and display businesses, partially offset by $60 million in gains on sales of certain property, plant and equipment.

Investment Income, Net (in millions)
	Three Months Ended		Nine Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Interest and dividend income	$156	$128	$451	$400
Net realized gains on marketable securities	56	117	99	381
Net realized gains on other investments	13	5	43	18
Impairment losses on marketable securities	(20)	(42)	(109)	(131)
Impairment losses on other investments	(13)	(13)	(29)	(30)
Equity in net losses of investees	(18)	(10)	(49)	(23)
Other	2	10	(3)	19
	$176	$195	$403	$634
Net impairment losses on marketable securities related to the noncredit portion of losses on debt securities recognized in other comprehensive income were negligible in the three months ended June 26, 2016 and June 28, 2015 and $37 million and $10 million in the nine months ended June 26, 2016 and June 28, 2015, respectively.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3. Income Taxes
The Company estimates its annual effective income tax rate to be approximately 17% for fiscal 2016, which is less than its 19% effective income tax rate for fiscal 2015. Tax benefits from foreign income taxed at rates lower than rates in the United States are expected to be approximately 15% in fiscal 2016, compared to 14% in fiscal 2015. The annual effective tax rate for fiscal 2016 reflects a tax benefit of $101 million from a worthless stock deduction on a domestic subsidiary of the Company’s former QMT division, which was accounted for discretely during the third quarter. During the first quarter of fiscal 2016, the United States government permanently reinstated the federal research and development tax credit retroactively to January 1, 2015. As a result of the reinstatement, the Company recorded a tax benefit of $79 million in the first quarter of fiscal 2016 related to fiscal 2015. The annual effective tax rate for fiscal 2015 reflected the fine imposed by the NDRC of $975 million (Note 2), which was not deductible for tax purposes and was substantially attributable to a foreign jurisdiction, and a $61 million tax benefit as a result of a favorable tax audit settlement with the Internal Revenue Service, both of which were accounted for discretely in the second quarter of fiscal 2015. During the first quarter of fiscal 2015, the United States government reinstated the federal research and development tax credit retroactively to January 1, 2014 through December 31, 2014. As a result of the reinstatement, the annual effective tax rate for fiscal 2015 also reflected a tax benefit of $101 million recorded in the first quarter of fiscal 2015 related to fiscal 2014.
The effective tax rate of 15% for the third quarter of fiscal 2016 was less than the estimated annual effective tax rate of 17% primarily due to a $101 million tax benefit recorded discretely in the third quarter resulting from a worthless stock deduction on a domestic subsidiary of the Company’s former QMT division, partially offset by changes in the Company’s estimates related to foreign earnings taxed at rates that are less than the United States federal tax rate and the benefit of the retroactive reinstatement of the United States federal research and development credit recorded discretely during the first quarter of fiscal 2016 related to fiscal 2015.
Unrecognized tax benefits were $210 million and $40 million at June 26, 2016 and September 27, 2015, respectively. Certain of the Company’s existing tax positions are expected to continue to generate an increase in unrecognized tax benefits through fiscal 2016. The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits at June 26, 2016 may increase or decrease in the next 12 months.
Note 4. Stockholders’ Equity
Changes in stockholders’ equity for the nine months ended June 26, 2016 were as follows (in millions):

	Qualcomm Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at September 27, 2015	$31,421	$(7)	$31,414
Net income (loss)	4,106	(3)	4,103
Other comprehensive income	149	—	149
Common stock issued under employee benefit plans and related tax benefits	364	—	364
Share-based compensation	771	—	771
Tax withholdings related to vesting of share-based payments	(216)	—	(216)
Dividends	(2,250)	—	(2,250)
Stock repurchases	(3,699)	—	(3,699)
Other	1	1	2
Balance at June 26, 2016	$30,647	$(9)	$30,638
Accumulated Other Comprehensive Income. Changes in the components of accumulated other comprehensive income, net of income taxes, in Qualcomm stockholders’ equity during the nine months ended June 26, 2016 were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Foreign Currency Translation Adjustment	Noncredit Other-than-Temporary Impairment Losses and Subsequent Changes in Fair Value for Certain Available-for-Sale Debt Securities	Net Unrealized Gain (Loss) on Other Available-for-Sale Securities	Net Unrealized Gain (Loss) on Derivative Instruments	Total Accumulated Other Comprehensive Income
Balance at September 27, 2015	$(160)	$4	$297	$54	$195
Other comprehensive (loss) income before reclassifications	(6)	8	135	(4)	133
Reclassifications from accumulated other comprehensive income (loss)	21	(11)	6	—	16
Other comprehensive income (loss)	15	(3)	141	(4)	149
Balance at June 26, 2016	$(145)	$1	$438	$50	$344
Reclassifications from accumulated other comprehensive income related to net gains on available-for-sale securities of $22 million and $5 million for the three and nine months ended June 26, 2016, respectively, and $48 million and $166 million for the three and nine months ended June 28, 2015, respectively, were recorded in investment income, net (Note 2). Reclassifications from accumulated other comprehensive income related to foreign currency translation losses of $15 million and $21 million for the three and nine months ended June 26, 2016, respectively, were recorded in selling, general and administrative expenses and other operating expenses. Reclassifications from accumulated other comprehensive income related to foreign currency translation adjustments during the three and nine months ended June 28, 2015 were negligible.
Stock Repurchase Program. On March 9, 2015, the Company announced a stock repurchase program authorizing it to repurchase up to $15 billion of the Company’s common stock. The stock repurchase program has no expiration date. In May 2015, the Company entered into two accelerated share repurchase agreements (ASR Agreements) with two financial institutions under which the Company paid an aggregate of $5.0 billion upfront to the financial institutions and received from them an initial delivery of 57,737,000 shares of the Company’s common stock, which were retired. The ASR Agreements were settled in the fourth quarter of fiscal 2015. During the nine months ended June 28, 2015, the Company repurchased and retired an additional 56,652,000 shares of common stock for $4.0 billion, before commissions. During the nine months ended June 26, 2016, the Company repurchased and retired 70,168,000 shares of common stock for $3.7 billion, before commissions. At June 26, 2016, $3.2 billion remained authorized for repurchase under the Company’s stock repurchase program.
Dividends. On July 12, 2016, the Company announced a cash dividend of $0.53 per share on the Company’s common stock, payable on September 21, 2016 to stockholders of record as of the close of business on August 31, 2016. During the nine months ended June 26, 2016 and June 28, 2015, dividends charged to retained earnings were as follows (in millions, except per share data):

	2016		2015
	Per Share	Total	Per Share	Total
First quarter	$0.48	$730	$0.42	$710
Second quarter	0.48	726	0.42	702
Third quarter	0.53	794	0.48	771
	$1.49	$2,250	$1.32	$2,183
Note 5. Employee Benefit Plans
Equity Compensation Plans. On March 8, 2016, the Company’s stockholders approved the Qualcomm Incorporated 2016 Long-Term Incentive Plan (the 2016 Plan), which replaced the Qualcomm Incorporated 2006 Long-Term Incentive Plan (the Prior Plan). Effective on and after that date, no new awards will be granted under the Prior Plan, although all outstanding awards under the Prior Plan will remain outstanding according to their terms and the terms of the Prior Plan. The 2016 Plan provides for the grant of incentive and nonstatutory stock options, stock appreciation rights, restricted stock, unrestricted

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

stock, restricted stock units, performance units, performance shares, deferred compensation awards and other stock-based awards. The share reserve under the 2016 Plan is equal to 90,000,000 shares, plus approximately 20,120,000 shares that were available for future grant under the Prior Plan on March 8, 2016, for a total of approximately 110,120,000 shares available for grant under the 2016 Plan on that date. This share reserve is automatically increased as provided in the 2016 Plan by the number of shares subject to stock options granted under the Prior Plan and outstanding as of March 8, 2016, which after that date expire or for any reason are forfeited, canceled or terminated, and by two times the number of shares subject to any awards other than stock options granted under the Prior Plan and outstanding as of March 8, 2016, which after that date expire, are forfeited, canceled or terminated, fail to vest, are not earned due to any performance goal that is not met, are otherwise reacquired without having become vested, or are paid in cash, exchanged by a participant or withheld by the Company to satisfy any tax withholding or tax payment obligations related to such award. The Board of Directors of the Company may amend or terminate the 2016 Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval.
Note 6. Debt
Revolving Credit Facility. The Company has a Revolving Credit Facility that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.0 billion, expiring in February 2020. The Revolving Credit Facility requires that the Company comply with certain covenants, including one financial covenant to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization to consolidated interest expense, as defined in the Revolving Credit Facility, of not less than three to one at the end of each fiscal quarter. At June 26, 2016 and September 27, 2015, the Company was in compliance with the covenants, and the Company had not borrowed any funds under the Revolving Credit Facility.
Commercial Paper Program. The Company has an unsecured commercial paper program, which provides for the issuance of up to $4.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. Maturities of commercial paper can range from 1 day to up to 397 days. At June 26, 2016 and September 27, 2015, the Company had $1.7 billion and $1.0 billion, respectively, of outstanding commercial paper recorded as short-term debt with weighted-average interest rates of 0.50% and 0.19%, respectively, which included fees paid to the commercial paper dealers, and weighted-average remaining days to maturity of 37 days and 38 days, respectively. The carrying value of the outstanding commercial paper approximated its estimated fair value at June 26, 2016 and September 27, 2015.
Long-term Debt. The following table provides a summary of the Company’s long-term debt (in millions except percentages):

	June 26, 2016		September 27, 2015
	Amount	Effective Rate	Amount	Effective Rate
Floating-rate notes due May 18, 2018	$250	0.97%	$250	0.66%
Floating-rate notes due May 20, 2020	250	1.24%	250	0.94%
Fixed-rate 1.40% notes due May 18, 2018	1,250	0.53%	1,250	0.43%
Fixed-rate 2.25% notes due May 20, 2020	1,750	1.55%	1,750	1.62%
Fixed-rate 3.00% notes due May 20, 2022	2,000	1.91%	2,000	2.08%
Fixed-rate 3.45% notes due May 20, 2025	2,000	3.46%	2,000	3.46%
Fixed-rate 4.65% notes due May 20, 2035	1,000	4.74%	1,000	4.74%
Fixed-rate 4.80% notes due May 20, 2045	1,500	4.71%	1,500	4.71%
Total principal	10,000		10,000
Unamortized discount, including debt issuance costs	(59)		(63)
Hedge accounting fair value adjustments	83		32
Total long-term debt	$10,024		$9,969
The interest rate on the floating rate notes due in 2018 and 2020 for a particular interest period will be a per annum rate equal to three-month LIBOR as determined on the interest determination date plus 0.27% and 0.55%, respectively. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes. The Company may redeem the fixed-rate notes at any time in whole, or from time to time in part, at specified make-whole premiums as defined in the

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

applicable form of note. The Company may not redeem the floating-rate notes prior to maturity. The Company is not subject to any financial covenants under the notes nor any covenants that would prohibit the Company from incurring additional indebtedness ranking equal to the notes, paying dividends, issuing securities or repurchasing securities issued by it or its subsidiaries. At June 26, 2016 and September 27, 2015, the aggregate fair value of the notes, based on Level 2 inputs, was approximately $10.4 billion and $9.6 billion, respectively.
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
The effective interest rates for the notes include the interest on the notes, amortization of the discount, which includes debt issuance costs, and if applicable, adjustments related to hedging. Cash interest paid related to the Company’s commercial paper program and long-term debt, net of cash received from the related interest rate swaps, was $270 million during the nine months ended June 26, 2016. Cash interest paid related to the Company’s commercial paper program and long-term debt was negligible in the nine months ended June 28, 2015.
Note 7. Commitments and Contingencies
Legal Proceedings. ParkerVision, Inc. v. QUALCOMM Incorporated: On July 20, 2011, ParkerVision filed a complaint against the Company in the United States District Court for the Middle District of Florida alleging that certain of the Company’s products infringed seven of its patents alleged to cover direct down-conversion receivers. ParkerVision’s complaint sought damages and injunctive and other relief. Subsequently, ParkerVision narrowed its allegations to assert only four patents. On October 17, 2013, the jury returned a verdict finding all asserted claims of the four at-issue patents to be infringed and finding that none of the asserted claims were invalid. On October 24, 2013, the jury returned a separate verdict assessing total past damages of $173 million and finding that the Company’s infringement was not willful. The Company recorded the verdict amount in fiscal 2013 as a charge in other expenses. On June 20, 2014, the court granted the Company’s motion to overturn the infringement verdict, denied the Company’s motion to overturn the invalidity verdict and denied ParkerVision’s motions for injunctive relief and ongoing royalties as moot. The court then entered judgment in the Company’s favor. As a result of the court’s judgment, the Company is not liable for any damages to ParkerVision, and therefore, the Company reversed all recorded amounts related to the damages verdict in fiscal 2014. On June 25, 2014, ParkerVision filed a notice of appeal with the court. The Court of Appeals for the Federal Circuit heard the appeal on May 8, 2015 and issued a decision on July 31, 2015. The decision affirmed the District Court’s finding of non-infringement and granted in part the Company’s cross-appeal, holding 10 of the 11 asserted claims invalid. A subsequent Petition for Rehearing by ParkerVision was denied on October 2, 2015. On February 29, 2016, ParkerVision filed a petition for certiorari with the United States Supreme Court asking for review of the Federal Circuit’s decision. On March 28, 2016, the United States Supreme Court denied ParkerVision’s petition. No further appeals are available to ParkerVision in this matter.
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
On December 14, 2015, ParkerVision filed a third complaint against the Company in the United States District Court for the Middle District of Florida alleging patent infringement. Apple Inc., Samsung Electronics Co., LTD., Samsung Electronics America, Inc., Samsung Telecommunications America, LLC, Samsung Semiconductor, Inc., LG Electronics, Inc., LG Electronics U.S.A., Inc. and LG Electronics MobileComm U.S.A., Inc. are also named defendants. The complaint asserts four additional patents and seeks damages and other relief. On December 15, 2015, ParkerVision filed a complaint with the ITC pursuant to Section 337 of the Tariff Act of 1930 against the same parties asserting the same four patents. The complaint

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

seeks an exclusion order barring the importation of products that use either of two Company transceivers or one Samsung transceiver and a cease and desist order preventing the Company and the other defendants from carrying out commercial activities within the United States related to such products. On January 13, 2016, the Company served its answer to the District Court complaint. On January 15, 2016, the ITC instituted an investigation. The ITC scheduled a hearing to begin on August 24, 2016. The ITC’s target date for completion of the investigation is April 21, 2017. The District Court case was stayed on February 12, 2016 pending completion of the ITC investigation. The Company believes ParkerVision’s claims in the above matters are without merit.
Nvidia Corporation v. QUALCOMM Incorporated: On September 4, 2014, Nvidia filed a complaint in the United States District Court for the District of Delaware and also with the ITC pursuant to Section 337 of the Tariff Act of 1930 against the Company, Samsung Electronics Co., Ltd. and other Samsung entities, alleging infringement of seven patents related to graphics processing. In the ITC complaint, Nvidia sought an exclusion order barring the importation of certain consumer electronics and display device products, including some that incorporate the Company’s chipset products, that infringe, induce infringement and/or contribute to the infringement of at least one of the seven asserted graphics processing patents as well as a cease and desist order preventing the Company from carrying out commercial activities within the United States related to such products. In the District Court complaint, Nvidia sought an award of damages for the infringement of the asserted patents, a finding that such infringement was willful and treble damages for such willful infringement, and an order permanently enjoining the Company from infringing the asserted patents. The ITC instituted an investigation into Nvidia’s allegations on October 6, 2014. Nvidia later narrowed the ITC case to three asserted patents. On October 9, 2015, the Administrative Law Judge in the ITC case issued an Initial Determination finding no violation of Section 337 because none of the three patents were both valid and infringed. On October 26, 2015, Nvidia filed a petition requesting the ITC to review the Initial Determination as to two of the asserted patents, but was no longer pursuing infringement allegations with respect to the third patent. On December 14, 2015, the ITC issued its decision not to review the Initial Determination of the Administrative Law Judge. This made final the determination that the Company did not violate Section 337. Therefore, neither an exclusion order nor a cease and desist order were issued. On February 17, 2016, Nvidia filed a notice of appeal of the ITC’s determination to the United States Court of Appeals for the Federal Circuit. The District Court case was stayed on October 23, 2014 pending completion of the ITC investigation, including appeals. Nvidia has since entered into a confidential settlement agreement with Samsung and dismissed the above actions against Samsung and the Company, including its appeal of the ITC’s determination (dismissed May 11, 2016) and the District Court case (dismissed May 12, 2016).
LG Electronics, Inc. (LGE) Arbitration: In December 2015, LGE filed an arbitration demand with the International Chamber of Commerce (ICC) alleging that it overpaid royalties on certain CDMA (including WCDMA) subscriber units based on the alleged effect of specific provisions in its license agreement, and that the Company breached its license agreement with LGE, as well as certain implied covenants. The arbitration demand sought determination and return of the overpayment and determination of the ongoing royalties owed by LGE. On April 16, 2016, the parties entered into agreements pursuant to which the parties agreed to settle the disputes raised by LGE in its arbitration demand, and LGE agreed to dismiss the arbitration with prejudice and release all claims brought in the arbitration against the Company. On April 18, 2016, the parties jointly moved for dismissal of the arbitration, and on April 19, 2016, the ICC acknowledged the motion for dismissal and the withdrawal of all claims. Although the Company believed LGE’s claims were without merit, it deferred the recognition of revenue related to CDMA subscriber unit royalties reported and paid by LGE in the first and second quarters of fiscal 2016 because, among other reasons, the matter was submitted to arbitration for resolution. As a result of the settlement, commencing with the third quarter of fiscal 2016, the Company is no longer deferring royalty revenues reported by LGE and recorded $235 million of revenues related to prior periods.
Blackberry Limited (Blackberry) Arbitration: On April 20, 2016, the Company and Blackberry entered into an agreement to arbitrate Blackberry’s allegation that it overpaid royalties on certain past sales of subscriber units based on the alleged effect of specific provisions in its license agreement. The arbitration, which is scheduled to begin on February 27, 2017, is being conducted under the rules of the Judicial Arbitration and Mediation Services in San Diego, California. Blackberry seeks the return of the alleged overpayment. The Company believes Blackberry’s claims are without merit.
3226701 Canada, Inc. v. Qualcomm Incorporated et al. On November 30, 2015, plaintiffs filed a securities class action complaint against the Company and certain of its current and former officers in the United States District Court for the Southern District of California. On April 29, 2016, plaintiffs filed an amended complaint alleging that the Company and certain of its current and former officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and misleading statements regarding the Company’s business outlook and product development between April 7, 2014 and July 22, 2015. The amended complaint seeks unspecified damages, interest, attorneys’ fees and

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

other costs. On June 28, 2016, the Company filed a Motion to Dismiss. The Company believes the plaintiffs’ claims are without merit.
QUALCOMM Incorporated v. Meizu Technology Co., Ltd.: On June 23, 2016 and June 29, 2016, the Company filed a series of actions against Meizu Technology Co., Ltd. et al. (Meizu) in the Intellectual Property Courts in Beijing and Shanghai (China). The first complaint, filed in Beijing on June 23, 2016, requests rulings that the terms of a patent license offered by the Company to Meizu comply with China’s Anti-Monopoly Law and the Company’s applicable fair, reasonable and non-discriminatory licensing commitment. The complaint also seeks a ruling that the offered patent license terms should form the basis for a patent license with Meizu for the Company’s fundamental mobile device technologies patented in China, including those relating to 3G (WCDMA and CDMA2000) and 4G (LTE) wireless communications standards, and seeks damages for Meizu’s past use of the Company’s patented inventions. On June 29, 2016, the Company filed patent infringement complaints in the Intellectual Property Courts in Beijing and Shanghai alleging infringement of 17 patents by Zhuhai Meizu Technology Co., Ltd. et al. (Zhuhai Meizu). The patent infringement actions concern a broad range of features and technologies used in smartphones, including features relating to 3G (WCDMA and CDMA2000) and 4G (LTE) wireless communications standards, and seek to enjoin Zhuhai Meizu from manufacturing, selling and offering for sale mobile devices that infringe the asserted patents. No schedules have yet been set by the courts.
Japan Fair Trade Commission (JFTC) Complaint: The JFTC received unspecified complaints alleging that the Company’s business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order concluding that the Company’s Japanese licensees were forced to cross-license patents to the Company on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against the Company’s other licensees who made a similar commitment in their license agreements with the Company. The cease and desist order seeks to require the Company to modify its existing license agreements with Japanese companies to eliminate these provisions while preserving the license of the Company’s patents to those companies. The Company disagrees with the conclusions that it forced its Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate the Japanese Antimonopoly Act. The Company has invoked its right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted the Company’s motion and issued a stay of the cease and desist order pending the administrative hearing before the JFTC. The JFTC has held hearings on 33 different dates, with the next hearing scheduled for January 17, 2017.
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
Korea Fair Trade Commission (KFTC) Investigation: On March 17, 2015, the KFTC notified the Company that it is conducting an investigation of the Company relating to the Korean Monopoly Regulation and Fair Trade Act (MRFTA). On November 13, 2015, the Company received a case Examiner’s Report (ER) prepared by the KFTC’s investigative staff. The ER alleges, among other things, that the Company is in violation of Korean competition law by licensing its patents exhaustively only to device manufacturers and requiring that its chipset customers be licensed to the Company’s intellectual property. The ER also alleges that the Company obtains certain terms, including royalty terms, that are unfair or unreasonable in its license agreements through negotiations that do not conform to Korean competition law. The ER proposes remedies including modifications to certain business practices and monetary penalties. On May 27, 2016, the Company submitted a written response to the ER. The KFTC is holding hearings, which commenced on July 20, 2016. It remains difficult to predict the outcome of this matter. The Company believes that its business practices do not violate the MRFTA. The Company continues to cooperate with the KFTC as it conducts its investigation.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
European Commission (Commission) Investigation: On October 15, 2014, the Commission notified the Company that it is conducting an investigation of the Company relating to Articles 101 and/or 102 of the Treaty on the Functioning of the European Union (TFEU). On July 16, 2015, the Commission announced that it had initiated formal proceedings in this matter. On December 8, 2015, the Commission announced that it had issued a Statement of Objections expressing its preliminary view that since 2011 the Company has paid significant amounts to a customer on condition that it exclusively use the Company’s baseband chipsets in its smartphones and tablets. This conduct has allegedly reduced the customer’s incentives to source chipsets from the Company’s competitors and harmed competition and innovation for certain baseband chipsets. A Statement of Objections informs the subject of the investigation of the allegations against it and provides an opportunity to respond to such allegations. It is not a determination of the final outcome of the investigation. On June 27, 2016, the Company submitted its response to the Statement of Objections. If a violation is found, a broad range of remedies is potentially available to the Commission, including imposing a fine and/or injunctive relief prohibiting or restricting certain business practices. It is difficult to predict the outcome of this matter or what remedies, if any, may be imposed by the Commission. The Company believes that its business practices do not violate the EU competition rules.
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
Taiwan Fair Trade Commission (TFTC) Investigation: On December 4, 2015, the TFTC notified the Company that it is conducting an investigation into whether the Company’s patent licensing arrangements violate the Taiwan Fair Trade Act (TFTA). On April 27, 2016, the TFTC specified that the allegations under investigation include whether: (i) the Company jointly licensed its patents rather than separately licensing standard-essential patents and non-standard-essential patents; (ii) the Company’s royalty charges are unreasonable; (iii) the Company unreasonably required licensees to grant it cross-licenses; (iv) the Company failed to provide lists of licensed patents to licensees; (v) the Company violated a FRAND licensing commitment by declining to grant licenses to chipset makers; (vi) the Company declined to sell chipsets to unlicensed potential customers; and (vii) the Company provided royalty rebates to certain companies in exchange for their exclusive use of the Company’s chipsets. If a violation is found, a broad range of remedies is potentially available to the TFTC, including imposing a fine or requiring modifications to the Company’s business practices. At this stage of the investigation, it is difficult to predict the outcome of this matter or what remedies, if any, may be imposed by the TFTC. The Company believes that its business practices do not violate the TFTA. The Company continues to cooperate with the TFTC as it conducts its investigation.
The Company will continue to vigorously defend itself in the foregoing matters in which it is a defendant and which remain outstanding. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at June 26, 2016 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in numerous other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.
Indemnifications. The Company generally does not indemnify its customers and licensees for losses sustained from infringement of third-party intellectual property rights. However, the Company is contingently liable under certain product

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Through June 26, 2016, the Company has received a number of claims from its direct and indirect customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by its products. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at June 26, 2016 associated with these indemnification arrangements, other than nominal amounts, based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time.
Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Obligations under these agreements at June 26, 2016 for the remainder of fiscal 2016 and for each of the subsequent four years from fiscal 2017 through 2020 were $3.0 billion, $1.2 billion, $782 million, $702 million and $206 million, respectively, and $50 million thereafter. Of these amounts, for the remainder of fiscal 2016 and for each of the subsequent four years from fiscal 2017 through 2020, commitments to purchase integrated circuit product inventories comprised $2.6 billion, $979 million, $700 million, $647 million and $157 million, respectively, and there were no purchase commitments thereafter. Integrated circuit product inventory obligations represent purchase commitments for semiconductor die, finished goods and manufacturing services, such as wafer bump, probe, assembly and final test. Under the Company’s manufacturing relationships with its foundry suppliers and assembly and test service providers, cancellation of outstanding purchase commitments is generally allowed but requires payment of costs incurred through the date of cancellation, and in some cases, incremental fees related to capacity underutilization.
Operating Leases. The Company leases certain of its land, facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 21 years and with provisions in certain leases for cost-of-living increases. Future minimum lease payments at June 26, 2016 for the remainder of fiscal 2016 and for each of the subsequent four years from fiscal 2017 through 2020 were $23 million, $89 million, $64 million, $50 million and $38 million, respectively, and $90 million thereafter.
Other Commitments. At June 26, 2016, the Company was committed to fund certain strategic investments up to $316 million. Of this amount, $85 million is expected to be funded in the remainder of fiscal 2016. The remaining commitments represent the maximum amounts that do not have fixed funding dates and/or are subject to certain conditions. Actual funding may be in lesser amounts or not at all.
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
The Company evaluates the performance of its segments based on earnings (loss) before income taxes (EBT) from continuing operations. Segment EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. Unallocated income and charges include certain interest expense; certain net investment income; certain share-based compensation; and certain research and development expenses, selling, general and administrative expenses and other expenses or income that were deemed to be not directly related to the businesses of the segments. Additionally, unallocated charges include amortization of certain intangible assets, recognition of the step-up of inventories to fair value and certain other acquisition-related charges, third-party acquisition and integration services costs and certain other items, which may include major restructuring and restructuring-related costs, goodwill and long-lived asset impairment charges and litigation settlements and/or damages.

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
The table below presents revenues, EBT and total assets for reportable segments (in millions):

	QCT	QTL	QSI	Reconciling Items	Total
For the three months ended
June 26, 2016
Revenues	$3,853	$2,038	$12	$141	$6,044
EBT	365	1,749	(5)	(416)	1,693
June 28, 2015
Revenues	$3,853	$1,931	$—	$48	$5,832
EBT	289	1,654	(49)	(496)	1,398

For the nine months ended
June 26, 2016
Revenues	$11,285	$5,780	$33	$272	$17,370
EBT	1,125	4,945	400	(1,597)	4,873
June 28, 2015
Revenues	$13,529	$6,162	$—	$134	$19,825
EBT	2,185	5,395	(82)	(2,262)	5,236

Total assets
June 26, 2016	$2,620	$548	$937	$46,681	$50,786
September 27, 2015	2,923	438	812	46,623	$50,796

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reconciling items in the previous table were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Revenues
Nonreportable segments	$142	$49	$274	$138
Intersegment eliminations	(1)	(1)	(2)	(4)
	$141	$48	$272	$134
EBT
Unallocated cost of equipment and services revenues	$(130)	$(65)	$(397)	$(217)
Unallocated research and development expenses	(199)	(188)	(602)	(624)
Unallocated selling, general and administrative expenses	(121)	(137)	(373)	(402)
Unallocated other expense, net	(30)	(98)	(110)	(1,161)
Unallocated interest expense	(74)	—	(217)	—
Unallocated investment income, net	185	193	388	655
Nonreportable segments	(47)	(201)	(286)	(512)
Intersegment eliminations	—	—	—	(1)
	$(416)	$(496)	$(1,597)	$(2,262)
Unallocated other expense for the nine months ended June 26, 2016 was comprised of net restructuring and restructuring-related charges related to the Company’s Strategic Realignment Plan (Note 10). Unallocated other expense for the nine months ended June 28, 2015 was comprised of a charge related to the resolution reached with the NDRC and goodwill and intangible asset impairment charges related to three of the Company’s nonreportable segments, partially offset by a gain on the sale of certain property, plant and equipment (Note 2).
Unallocated acquisition-related expenses were comprised as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Cost of equipment and services revenues	$99	$55	$345	$184
Research and development expenses	2	3	7	11
Selling, general and administrative expenses	23	20	79	45
Note 9. Acquisitions
During the nine months ended June 26, 2016, the Company acquired four businesses for total cash consideration of $392 million, net of cash acquired. Technology-based intangible assets of $257 million were recognized with a weighted-average useful life of four years. The Company recognized $171 million in goodwill related to these transactions, all of which was assigned to the Company’s QCT segment and of which $24 million is expected to be deductible for tax purposes.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

close by early calendar 2017.
Note 10. Strategic Realignment Plan
On July 22, 2015, the Company announced a Strategic Realignment Plan designed to improve execution, enhance financial performance and drive profitable growth as the Company works to create sustainable long-term value for stockholders. As part of this, among other actions, the Company is implementing a cost reduction plan, which includes a series of targeted reductions across the Company’s businesses, particularly in QCT, and a reduction to its annual share-based compensation grants. The Company expects these cost reduction initiatives to be substantially implemented by the end of fiscal 2016. During the nine months ended June 26, 2016, the Company recorded restructuring charges of $105 million, including consulting costs of $60 million and severance costs of $41 million, restructuring-related charges of $53 million, which primarily consisted of asset impairments, and a $48 million gain on the sale of the Company’s business that provided augmented reality applications, since such sale was executed in connection with the Strategic Realignment Plan, all of which were included in other income (Note 2) in reconciling items (Note 8). Restructuring activities were initiated in the fourth quarter of fiscal 2015, and a total of $300 million in net restructuring and restructuring-related charges were incurred through the third quarter of fiscal 2016. In connection with this plan, the Company expects to incur additional restructuring and restructuring-related charges of approximately $25 million to $100 million, which primarily consist of severance and consulting costs. The remaining costs are expected to be incurred in fiscal 2016 and 2017, and the majority are expected to be settled in cash.
The restructuring accrual, a portion of which is included in payroll and other benefits related liabilities with the remainder included in other current liabilities, is expected to be substantially paid within the next 12 months. Changes in the restructuring accrual during the nine months ended June 26, 2016 were as follows (in millions):

	Severance Costs	Other Costs	Total
Beginning balance of restructuring accrual	$122	$31	$153
Additional costs	50	67	117
Cash payments	(143)	(80)	(223)
Adjustments	(9)	(3)	(12)
Ending balance of restructuring accrual	$20	$15	$35
Note 11. Fair Value Measurements
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 26, 2016 (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$3,698	$1,538	$—	$5,236
Marketable securities
U.S. Treasury securities and government-related securities	853	1,295	—	2,148
Corporate bonds and notes	—	17,159	—	17,159
Mortgage- and asset-backed and auction rate securities	—	1,999	60	2,059
Equity and preferred securities and equity funds	1,106	459	—	1,565
Debt funds	—	2,216	—	2,216
Total marketable securities	1,959	23,128	60	25,147
Derivative instruments	—	88	—	88
Other investments	295	—	—	295
Total assets measured at fair value	$5,952	$24,754	$60	$30,766
Liabilities
Derivative instruments	$—	$11	$—	$11
Other liabilities	295	—	—	295
Total liabilities measured at fair value	$295	$11	$—	$306
Activity between Levels of the Fair Value Hierarchy. There were no significant transfers between Level 1 and Level 2 during the nine months ended June 26, 2016 and June 28, 2015. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table includes the activity for mortgage- and asset-backed and auction rate securities classified within Level 3 of the valuation hierarchy (in millions):

	Nine Months Ended
	June 26, 2016	June 28, 2015
Beginning balance of Level 3	$224	$269
Total realized and unrealized gains or losses:
Included in investment income, net	(3)	3
Included in other comprehensive income (loss)	(2)	(4)
Purchases	2	62
Sales	(103)	(46)
Settlements	(41)	(57)
Transfers out of Level 3	(17)	—
Ending balance of Level 3	$60	$227
The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the fiscal month in which the actual event or change in circumstances that caused the transfer occurs. Transfers out of Level 3 during the nine months ended June 26, 2016 primarily consisted of debt securities with significant upgrades in credit ratings or for which there were observable inputs. There were no transfers into or out of Level 3 during the nine months ended June 28, 2015.
Nonrecurring Fair Value Measurements. The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the nine months ended June 26, 2016, the Company updated the business plan and related internal forecast related to one of the Company’s businesses, resulting in impairment charges of $44 million to write down intangible assets, which were recorded in cost of equipment and services revenues, research and development expenses and selling, general and administrative expenses. The estimation of fair value and cash flows used in the fair value measurements required the use of significant unobservable inputs, and as a result, the fair value measurements were classified as Level 3. During the nine months ended

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 28, 2015, the Company updated the business plans and related internal forecasts related to certain of the Company’s businesses, resulting in impairment charges to write down goodwill and intangible assets (Note 2). The Company determined the fair values using an income approach. The estimation of fair value and cash flows used in the fair value measurements required the use of significant unobservable inputs, and as a result, the fair value measurements were classified as Level 3. During the nine months ended June 26, 2016 and June 28, 2015, the Company did not have any other significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.
Note 12. Marketable Securities
Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	June 26, 2016	September 27, 2015	June 26, 2016	September 27, 2015
Trading:
U.S. Treasury securities and government-related securities	$—	$—	$—	$12
Corporate bonds and notes	—	—	—	364
Mortgage- and asset-backed and auction rate securities	—	—	—	242
Total trading	—	—	—	618
Available-for-sale:
U.S. Treasury securities and government-related securities	217	156	1,931	691
Corporate bonds and notes	9,381	7,926	7,778	7,112
Mortgage- and asset-backed and auction rate securities	1,521	1,302	538	263
Equity and preferred securities and equity funds	106	377	1,459	1,253
Debt funds	—	—	2,216	2,909
Total available-for-sale	11,225	9,761	13,922	12,228
Fair value option:
Debt fund	—	—	—	780
Total marketable securities	$11,225	$9,761	$13,922	$13,626
In the second quarter of fiscal 2016, the Company exited an investment in a debt fund for which the Company elected the fair value option. The investment would have otherwise been recorded using the equity method. Changes in fair value associated with this investment were recognized in net investment income and were negligible for all periods presented.
The Company classifies certain portfolios of debt securities that utilize derivative instruments to acquire or reduce foreign exchange, interest rate and/or equity, prepayment and credit risks as trading. Net gains or net losses recognized on debt securities classified as trading held at June 28, 2015 were negligible during the three and nine months ended June 28, 2015, respectively.
At June 26, 2016, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity
Less Than One Year	One to Five Years	Five to Ten Years	Greater Than Ten Years	No Single Maturity Date	Total
$3,987	$12,341	$2,103	$788	$4,363	$23,582
Debt securities with no single maturity date included debt funds, corporate bonds and notes, mortgage- and asset-backed securities and auction rate securities.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recorded realized gains and losses on sales of available-for-sale securities as follows (in millions):

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains
For the three months ended
June 26, 2016	$62	$(8)	$54
June 28, 2015	126	(10)	116

For the nine months ended
June 26, 2016	$146	$(30)	$116
June 28, 2015	434	(48)	386
Available-for-sale securities were comprised as follows (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 26, 2016
Equity securities	$1,355	$254	$(44)	$1,565
Debt securities (including debt funds)	23,461	292	(171)	23,582
	$24,816	$546	$(215)	$25,147
September 27, 2015
Equity securities	$1,394	$264	$(28)	$1,630
Debt securities (including debt funds)	20,459	185	(285)	20,359
	$21,853	$449	$(313)	$21,989
The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that are classified as available-for-sale and have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

	June 26, 2016
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and government-related securities	$421	$(2)	$35	$(1)
Corporate bonds and notes	3,054	(36)	1,488	(82)
Mortgage- and asset-backed and auction rate securities	537	(5)	265	(2)
Equity and preferred securities and equity funds	447	(43)	5	(1)
Debt funds	318	(4)	863	(39)
	$4,777	$(90)	$2,656	$(125)

	September 27, 2015
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and government-related securities	$304	$(4)	$—	$—
Corporate bonds and notes	7,656	(93)	368	(62)
Mortgage- and asset-backed and auction rate securities	862	(3)	108	(1)
Equity and preferred securities and equity funds	392	(28)	17	—
Debt funds	1,792	(117)	124	(5)
	$11,006	$(245)	$617	$(68)

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 26, 2016, the Company concluded that the unrealized losses on its available-for-sale securities were temporary. Further, for common stock and for equity and debt funds with unrealized losses, the Company has the ability and the intent to hold such securities until they recover, which is expected to be within a reasonable period of time. For debt securities and preferred stock with unrealized losses, the Company did not have the intent to sell, nor was it more likely than not that the Company will be required to sell, such securities before recovery or maturity.
The ending balance of the credit loss portion of other-than-temporary impairments on debt securities held by the Company was $61 million and negligible at June 26, 2016 and June 28, 2015, respectively.

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
Recent Developments
Revenues for the third quarter of fiscal 2016 were $6.0 billion, an increase of 4% compared to the year ago quarter, with net income attributable to Qualcomm of $1.4 billion, an increase of 22% compared to the year ago quarter.

•
We shipped approximately 201 million Mobile Station Modem (MSM) integrated circuits for CDMA- and OFDMA-based wireless devices, a decrease of 11%, compared to approximately 225 million MSM integrated circuits in the year ago quarter. Despite the decline in MSM shipments, QCT’s revenues remained flat compared to the year ago quarter primarily due to the decrease related to lower MSM and accompanying RF and PM unit shipments, offset by net increases in revenues related to higher connectivity shipments resulting from the acquisition of CSR, and the net impact of higher-priced product mix and lower average selling prices.

•
Total reported device sales were approximately $62.6 billion, an increase of approximately 4%, compared to approximately $60.4 billion in the year ago quarter.(1) QTL’s revenues increased by 6% compared to the year ago quarter primarily due to the recognition of revenues related to prior periods pertaining to the dismissal of the arbitration with LG Electronics, Inc. (LGE) and an increase in reported sales of CDMA-based products (including multimode products that also implement OFDMA) primarily related to devices shipped in prior periods, partially offset by decreases in revenues per reported unit and recognition of unearned licensed fees.

Against this backdrop, the following recent developments occurred during the third quarter of fiscal 2016 with respect to key elements of our industry:

•	Worldwide cellular connections grew sequentially by approximately 1% to reach approximately 7.4 billion.(2)

•
Worldwide 3G/4G connections (CDMA-based, OFDMA-based and CDMA/OFDMA multimode) grew sequentially by approximately 4% to approximately 3.8 billion, which was approximately 52% of total cellular connections.(2)

(1)
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

(2)	According to GSMA Intelligence estimates as of July 18, 2016 for the quarter ended June 30, 2016.
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
QCT is a leading developer and supplier of integrated circuits and system software based on CDMA, OFDMA and other technologies for use in voice and data communications, networking, application processing, multimedia and global positioning system products. QCT’s integrated circuit products are sold and its system software is licensed to manufacturers that use our products in wireless devices, particularly mobile phones, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, data cards, infrastructure equipment, headsets, sound systems and automobiles and in wired devices, particularly broadband gateway equipment, desktop computers and streaming media players. Our MSM integrated circuits, which include the Mobile Data Modem, Qualcomm Single Chip and Qualcomm Snapdragon processors and LTE modems, perform the core baseband modem functionality in wireless devices providing voice and data communications, as well as multimedia applications and global positioning functions. In addition, our Snapdragon processors provide advanced application and graphics processing capabilities. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. QCT revenues comprised 64% and 66% of total consolidated revenues in the third quarter of fiscal 2016 and 2015, respectively, and 65% and 68% of total consolidated revenues for the first nine months of fiscal 2016 and 2015, respectively.
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
QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing CDMA2000, WCDMA, CDMA TDD and/or LTE standards and their derivatives. QTL licensing revenues include license fees and royalties based on sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of complete licensed products, net of certain permissible deductions (including transportation, insurance, packing costs and other items). QTL recognizes royalty revenues based on royalties reported by licensees and when other revenue recognition criteria are met. Licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. QTL revenues comprised 34% and 33% of total consolidated revenues in the third quarter of fiscal 2016 and 2015, respectively, and 33% and 31% of total consolidated revenues for the first nine months of fiscal 2016 and 2015, respectively. The vast majority of such revenues were generated through our licensees’ sales of CDMA-based products (including multimode products that also implement OFDMA), such as feature phones and smartphones.
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

•
In February 2015, we reached a resolution with the China National Development and Reform Commission (NDRC) regarding its investigation of us relating to China’s Anti-Monopoly Law and agreed to implement a rectification plan that modifies certain of our business practices in China. The rectification plan provides, among other things, that for licenses of only our 3G and 4G essential Chinese patents for branded devices sold for use in China starting on January 1, 2015 (and reported to us starting in the third quarter of fiscal 2015), we will charge running royalties at royalty rates of 5% for 3G CDMA or WCDMA devices (including multimode 3G/4G devices) and 3.5% for 4G devices that do not implement CDMA or WCDMA (including 3-mode LTE-TDD devices), in each case using a royalty base of 65% of the net selling price.

•
Despite the resolution of the NDRC investigation, China continues to present significant challenges for us. We continue to believe that certain licensees are not fully complying with their contractual obligations to report their sales of licensed products to us (which includes 3G/4G units that we believe are not being reported by certain licensees), and certain companies, including unlicensed companies, are delaying execution of new license agreements. While we have reached agreements with many licensees, negotiations with certain other licensees and unlicensed companies are ongoing. We believe that the conclusion of new agreements with these licensees will result in improved reporting by these licensees, including with respect to sales of three-mode devices (i.e., devices that implement GSM, TD-SCDMA and LTE-TDD) sold in China. However, litigation and/or other actions (such as the litigation against Meizu Technology Co., Ltd. described in “Notes to Condensed Consolidated Financial statements, Note 7. Commitments and Contingencies”) may be necessary to compel licensees to report and pay the required royalties for sales they have not previously reported and/or to compel unlicensed companies to execute licenses.

•	Regulatory authorities in other jurisdictions continue to investigate our business practices as well.

•
Our business, particularly QCT, expects to be impacted by: concentration of device share among companies within the premium tier; second sourcing decisions made by our large customers with internally or externally sourced alternatives; and intense competition, particularly in China.

•
We continue to invest significant resources toward advancements in 4G LTE and 5G technologies, OFDM-based WLAN technologies, audio and video codecs, wireless baseband chips, our converged computing/communications (Snapdragon) chips, graphics, connectivity, multimedia products, software and services, which contribute to the expansion of our intellectual property portfolio. We are also investing in targeted opportunities that utilize our existing technical and business expertise to deploy new business models and enter into new industry segments, such as products for the connected home and the Internet of Things; automotive; networking; mobile computing; small cells and addressing the challenge of meeting the increased demand for data; very high speed connectivity; data centers; mobile health; wireless charging and machine learning, including robotics.

•
We expect that 3G/4G device prices will continue to vary broadly due to the increased penetration of smartphones combined with competition throughout the world at all price tiers and growth in sales of non-handset connected devices. Additionally, varying rates of economic growth by region and stronger growth of device shipments in emerging regions as compared to developed regions, are expected to continue to impact the average and range of selling prices of 3G/4G devices.

•
In the fourth quarter of fiscal 2015, we announced a Strategic Realignment Plan designed to improve execution, enhance financial performance and drive profitable growth as we work to create sustainable long-term value for stockholders. As part of this Strategic Realignment Plan, among other actions, we are implementing a cost reduction plan and plan to reduce our annual costs from fiscal 2015 levels (adjusted for variable compensation) of $7.3 billion (as announced on July 22, 2015) by approximately $1.1 billion through a series of targeted reductions across Qualcomm’s businesses, particularly in QCT. We also initiated a plan to reduce annual share-based compensation grants by approximately $300 million. We expect these cost reduction initiatives to be substantially implemented by the end of fiscal 2016. Restructuring activities were initiated in the fourth quarter of fiscal 2015, and a total of $300 million in net restructuring and restructuring-related charges were incurred through the third quarter of fiscal 2016. We expect to incur additional restructuring and restructuring-related charges of approximately $25 million to $100 million.

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

In addition to the foregoing business and market-based matters, we continue to devote resources to working with and educating participants in the wireless value chain and governments as to the benefits of our business model and our extensive technology investments in promoting a highly competitive and innovative wireless industry. However, we expect that certain companies may continue to be dissatisfied with the need to pay reasonable royalties for the use of our technology and not welcome the success of our business model in enabling new, highly cost-effective competitors to their products. We expect that such companies, and/or governments or regulators, will continue to challenge our business model in various forums throughout the world.
Further discussion of risks related to our business is presented in the Risk Factors included in this Quarterly Report.

Results of Operations

Revenues (in millions)
	Three Months Ended			Nine Months Ended
	June 26, 2016	June 28, 2015	Change	June 26, 2016	June 28, 2015	Change
Equipment and services	$3,875	$3,840	$35	$11,311	$13,459	$(2,148)
Licensing	2,169	1,992	177	6,059	6,366	(307)
	$6,044	$5,832	$212	$17,370	$19,825	$(2,455)
The increase in equipment and services revenues in the third quarter of fiscal 2016 was primarily due to increases in revenues from nonreportable segments. The decrease in equipment and services revenues in the first nine months of fiscal 2016 was primarily due to a decrease in QCT revenues of $2.26 billion, partially offset by increases in a nonreportable segment’s revenues and QSI revenues of $51 million and $33 million, respectively. The increase in licensing revenues in the third quarter of fiscal 2016 was primarily due to increases in QTL revenues and a nonreportable segment’s revenues of $107 million and $67 million, respectively. The decrease in licensing revenues in the first nine months of fiscal 2016 was primarily due to a decrease of $382 million in QTL revenues, partially offset by an increase in a nonreportable segment’s revenues of $67 million.

Costs and Expenses (in millions)
	Three Months Ended			Nine Months Ended
	June 26, 2016	June 28, 2015	Change	June 26, 2016	June 28, 2015	Change
Cost of equipment and services (E&S) revenues	$2,534	$2,451	$83	$7,210	$8,126	$(916)
Cost as % of E&S revenues	65%	64%		64%	60%
The decreases in margin percentage in the third quarter and first nine months of fiscal 2016 were driven primarily by the effect of $44 million and $161 million, respectively, in additional charges related to the amortization of intangible assets and recognition of the step-up of inventories to fair value primarily related to the acquisition of CSR plc in the fourth quarter of fiscal 2015 and an increase in a nonreportable segment’s costs. Our margin percentage may fluctuate in future periods depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

	Three Months Ended			Nine Months Ended
	June 26, 2016	June 28, 2015	Change	June 26, 2016	June 28, 2015	Change
Research and development	$1,268	$1,407	$(139)	$3,922	$4,133	$(211)
% of revenues	21%	24%		23%	21%
Selling, general, and administrative	$620	$621	$(1)	$1,817	$1,749	$68
% of revenues	10%	11%		10%	9%
Other	$30	$118	$(88)	$(270)	$1,181	$(1,451)
The dollar decreases in research and development expenses in the third quarter and first nine months of fiscal 2016 were primarily attributable to decreases of $118 million and $132 million, respectively, in costs related to the development of integrated circuit technologies and related software products. Such decreases were primarily driven by actions initiated under the Strategic Realignment Plan, partially offset by increased research and development costs resulting from acquisitions. The decreases in research and development expenses in the third quarter and first nine months of fiscal 2016 also included decreases of $18 million and $51 million, respectively, in development costs of display technologies and decreases of $24 million and $30 million, respectively, in share-based compensation expense.
The dollar decrease in selling, general and administrative expenses in the third quarter was primarily attributable to decreases of $14 million in professional fees and $12 million in share-based compensation expense, partially offset by an increase of $16 million in costs related to litigation and other legal matters. The dollar increase in selling, general and administrative expenses in the first nine months of fiscal 2016 was primarily attributable to increases of $52 million in costs related to litigation and other legal matters, $34 million in depreciation and amortization expense and $20 million in selling and marketing expenses, partially offset by a decrease of $31 million in share-based compensation expense.
Other expenses in the third quarter of fiscal 2016 were attributable to $30 million in restructuring and restructuring-related charges related to our Strategic Realignment Plan. Other income in the first nine months of fiscal 2016 was primarily attributable to a $380 million gain on the sale of wireless spectrum and also included $158 million in restructuring and restructuring-related charges, partially offset by a $48 million gain on the sale of our business that provided augmented reality applications, both of which related to our Strategic Realignment Plan.
Other expenses in the third quarter of fiscal 2015 were attributable to $151 million and $11 million in impairment charges on goodwill and intangible assets, respectively, related to the our content services business and one of our display businesses, partially offset by a $44 million gain on the sale of certain property, plant and equipment. Other expenses in the first nine months of fiscal 2015 were attributable to a $975 million charge resulting from the resolution reached with the NDRC and $255 million and $11 million in impairment charges on goodwill and intangible assets, respectively, related to the our content and push-to-talk services and display businesses, partially offset by $60 million in gains on sales of certain property, plant and equipment.

Interest Expense and Net Investment Income (in millions)
	Three Months Ended			Nine Months Ended
	June 26, 2016	June 28, 2015	Change	June 26, 2016	June 28, 2015	Change
Interest expense	$75	$32	$43	$221	$34	$187

Investment income, net
Interest and dividend income	$156	$128	$28	$451	$400	$51
Net realized gains on marketable securities	56	117	(61)	99	381	(282)
Net realized gains on other investments	13	5	8	43	18	25
Impairment losses on marketable securities and other investments	(33)	(55)	22	(138)	(161)	23
Equity in net losses of investees	(18)	(10)	(8)	(49)	(23)	(26)
Other	2	10	(8)	(3)	19	(22)
	$176	$195	$(19)	$403	$634	$(231)
The increase in interest expense in the third quarter and first nine months of fiscal 2016 was primarily due to the issuance of an aggregate principal amount of $10.0 billion in floating- and fixed-rate notes in May 2015.

Income Tax Expense (in millions)
	Three Months Ended			Nine Months Ended
	June 26, 2016	June 28, 2015	Change	June 26, 2016	June 28, 2015	Change
Income tax expense	$250	$215	$35	$770	$1,029	$(259)
Effective tax rate	15%	15%	—	16%	20%	(4%)

The following table summarizes the primary factors that caused our effective tax rates for the third quarter and the first nine months of fiscal 2016 and 2015 to be less than the United States federal statutory rate:

	Three Months Ended		Nine Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Expected income tax provision at federal statutory tax rate	35%	35%	35%	35%
Benefits from foreign income taxed at other than U.S. rates	(14%)	(22%)	(15%)	(13%)
Benefits related to the research and development tax credit	(1%)	(1%)	(3%)	(3%)
Worthless stock deduction of domestic subsidiary	(6%)	—	(2%)	—
Tax audit impacts, net	—	—	—	(1%)
Other	1%	3%	1%	2%
Effective tax rate	15%	15%	16%	20%
The effective tax rate of 15% for the third quarter of fiscal 2016 was less than the estimated annual effective tax rate of 17% primarily due to a $101 million tax benefit recorded discretely in the third quarter resulting from a worthless stock deduction on a domestic subsidiary of our former QMT division, partially offset by changes in our estimates made in the third quarter of fiscal 2016 related to foreign earnings taxed at rates that are less than the United States federal tax rate and the benefit of the retroactive reinstatement of the United States federal research and development credit recorded discretely during the first quarter of fiscal 2016 related to fiscal 2015. The annual effective tax rate of 19% for fiscal 2015 reflected the NDRC fine of $975 million, which was not deductible for tax purposes and was substantially attributable to a foreign jurisdiction, and a $61 million tax benefit as a result of a favorable tax audit settlement with the Internal Revenue Service, both of which were accounted for discretely in the second quarter of fiscal 2015. During the first quarter of fiscal 2015, the United States government reinstated the federal research and development tax credit retroactively to January 1, 2014 through December 31, 2014. As a result of the reinstatement, the annual effective tax rate for fiscal 2015 also reflected a tax benefit of $101 million in the first quarter of fiscal 2015 related to fiscal 2014. Unrecognized tax benefits were $210 million and $40 million at June 26, 2016 and September 27, 2015, respectively. Certain of our existing tax positions are expected to continue to generate an increase in unrecognized tax benefits through fiscal 2016. We believe that it is reasonably possible that the total amounts of unrecognized tax benefits at June 26, 2016 may increase or decrease in the next 12 months.
Segment Results
The following should be read in conjunction with the financial results for the third quarter and first nine months of fiscal 2016 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 8. Segment Information.”

(in millions)	QCT	QTL	QSI
Three Months Ended June 26, 2016
Revenues	$3,853	$2,038	$12
EBT (1)	365	1,749	(5)
EBT as a % of revenues	9%	86%
Three Months Ended June 28, 2015
Revenues	$3,853	$1,931	$—
EBT (1)	289	1,654	(49)
EBT as a % of revenues	8%	86%
Nine Months Ended June 26, 2016
Revenues	$11,285	$5,780	$33
EBT (1)	1,125	4,945	400
EBT as a % of revenues	10%	86%
Nine Months Ended June 28, 2015
Revenues	$13,529	$6,162	$—
EBT (1)	2,185	5,395	(82)
EBT as a % of revenues	16%	88%

(1)	Earnings (loss) before taxes.
QCT Segment. QCT results of operations in the first nine months of fiscal 2016 were negatively impacted by the effects of a shift in share among our customers within the premium tier, which reduced our sales of integrated Snapdragon processors and skewed our product mix towards lower-margin modem chipsets in this tier, a decline in demand for our thin modem products, a decline in share at a large customer and the competitive environment in China. Equipment and services revenues, mostly related to sales of MSM and accompanying Radio Frequency (RF) and Power Management (PM) integrated circuits, were $3.80 billion in the third quarter of both fiscal 2016 and 2015. Equipment and services revenues in the third quarter of fiscal 2016 remained flat primarily due to a decrease of $343 million related to lower MSM and accompanying RF and PM unit shipments, offset by net increases of $227 million in revenues related to other products, primarily related to higher connectivity shipments resulting from the acquisition of CSR in the fourth quarter of fiscal 2015, and $118 million resulting from the net impact of higher-priced product mix and lower average selling prices. The decrease in QCT revenues in the first nine months of fiscal 2016 of $2.24 billion was primarily due to a decrease in equipment and services revenues. Equipment and services revenues were $11.10 billion and $13.36 billion in the first nine months of fiscal 2016 and 2015, respectively. The decrease in equipment and services revenues in the first nine months of fiscal 2016 resulted primarily from decreases of $1.48 billion related to lower MSM and accompanying RF and PM unit shipments and $1.21 billion from lower average selling prices and lower-priced product mix, partially offset by a net increase of $460 million in revenues related to other products, primarily related to higher connectivity shipments resulting from the acquisition of CSR in the fourth quarter of fiscal 2015. Approximately 201 million and 225 million MSM integrated circuits were sold during the third quarter of fiscal 2016 and 2015, respectively, and approximately 631 million and 728 million MSM integrated circuits were sold during the first nine months of fiscal 2016 and 2015, respectively.
QCT EBT as a percentage of revenues in the third quarter of fiscal 2016 increased primarily due to an increase in gross margin percentage and a combined decrease of 2% in research and development and selling, general and administrative expenses. The increase in QCT gross margin percentage primarily resulted from lower average unit costs and lower excess inventory charges, partially offset by lower average selling prices and lower-margin product mix. QCT EBT as a percentage of revenues in the first nine months of fiscal 2016 decreased primarily due to the impact of lower revenues relative to operating expenses and a decrease in gross margin percentage. The decrease in QCT gross margin percentage primarily resulted from lower average selling prices and lower-margin product mix, partially offset by lower average unit costs and lower excess inventory charges.
QTL Segment. The increase in QTL revenues in the third quarter of fiscal 2016 of $107 million was primarily attributable to the recognition of $235 million of revenues related to prior periods pertaining to the dismissal of the arbitration with LG Electronics, Inc. (LGE) and an increase in reported sales of CDMA-based products (including multimode products that also implement OFDMA) primarily related to devices shipped in prior periods, partially offset by decreases in revenues per reported unit and recognition of unearned license fees. The decrease in QTL revenues in the first nine months of fiscal 2016 of $382 million was primarily attributable to decreases in revenues per reported unit and recognition of unearned license fees, partially offset by $266 million in licensing revenues recorded in the second quarter of fiscal 2016 due to the termination of an infrastructure license agreement resulting from the merger of two licensees and an increase in reported sales of CDMA-based products (including multimode products that also implement OFDMA) primarily related to devices shipped in prior periods. QTL revenues and EBT for the third quarter and first nine months of fiscal 2016 were impacted negatively by units that we believe are not being reported by certain licensees and sales of certain unlicensed products. While we have reached agreements with many licensees, negotiations with certain other licensees and unlicensed companies are ongoing, and additional litigation may become necessary if negotiations fail to resolve the relevant issues.
QSI Segment. The increase in QSI EBT in the third quarter of fiscal 2016 was primarily due to a $28 million decrease in impairment losses on investments and a $15 million decrease in selling, general and administrative expenses. The increase in QSI EBT in the first nine months of fiscal 2016 was primarily due to a $380 million gain on the sale of wireless spectrum, an increase of $58 million in net realized gains on investments and a decrease of $42 million in impairment losses on investments.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations, cash provided by our debt programs and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. The following tables present selected financial information related to our liquidity as of June 26, 2016 and September 27, 2015 and for the first nine months of fiscal 2016 and 2015 (in millions):

	June 26, 2016	September 27, 2015	$ Change	% Change
Cash, cash equivalents and marketable securities	$31,032	$30,947	$85	—
Accounts receivable, net	1,939	1,964	(25)	(1%)
Inventories	1,338	1,492	(154)	(10%)
Short-term debt	1,749	1,000	749	75%
Long-term debt	10,024	9,969	55	1%

	Nine Months Ended
	June 26, 2016	June 28, 2015	$ Change	% Change
Net cash provided by operating activities	$5,316	$3,822	$1,494	39%
Net cash used by investing activities	(2,229)	(2,220)	(9)	—
Net cash (used) provided by financing activities	(4,765)	488	(5,253)	N/M
N/M - Not Meaningful
The net increase in cash, cash equivalents and marketable securities was primarily the result of net cash provided by operating activities and net proceeds from short-term debt, partially offset by $3.7 billion in payments to repurchase shares of our common stock and $2.2 billion in cash dividends paid. Total cash provided by operating activities increased primarily due to changes in working capital, which was impacted by a prepayment of $950 million in the nine months ended June 28, 2015 to secure long-term capacity commitments at a supplier of our integrated circuit products, partially offset by a reduction in net income of $104 million. Our days sales outstanding, on a consolidated basis, decreased to 29 days at June 26, 2016 compared to 33 days at September 27, 2015. The decrease in days sales outstanding was primarily due to the timing of integrated circuit shipments and the collection of receivables related to integrated circuits. The decrease in inventories was primarily due to a decrease in QCT finished goods related to lower units on hand to align with near-term demand and recognition of the step-up in the fair value of the acquired inventories from the CSR acquisition.
We classify certain of our marketable securities as short-term based on their nature and our plan to make them available, if needed, for use in our current operations. While we do not anticipate using our non-current marketable securities in operations in the foreseeable future, the securities could be liquidated within a short period of time if required. Our cash, cash equivalents and marketable securities at June 26, 2016 consisted of $2.4 billion held by United States-based entities and $28.6 billion held by foreign entities. Most of our cash, cash equivalents and marketable securities held by foreign entities are indefinitely reinvested and would be subject to material tax effects if repatriated. However, we believe that our United States sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate funds held by foreign entities.
We believe our current cash, cash equivalents and marketable securities, our expected cash flow generated from operations and our expected financing activities will satisfy our working and other capital requirements for at least the next 12 months based on our current business plans. Recent and expected working and other capital requirements also include the items described below.

•
We expect the majority of the charges incurred in connection with our Strategic Realignment Plan will result in cash payment. Our restructuring accrual was $35 million at June 26, 2016, and we expect to incur additional restructuring and restructuring-related charges of approximately $25 million to $100 million in fiscal 2016 and 2017.

•
Our purchase obligations at June 26, 2016, some of which relate to research and development activities and capital expenditures, totaled $3.0 billion and $1.2 billion for fiscal 2016 and 2017, respectively, and $1.7 billion thereafter.

•
Our research and development expenditures were $3.9 billion during the first nine months of fiscal 2016 and $5.5 billion in fiscal 2015, and we expect to continue to invest heavily in research and development for new technologies, applications and services for voice and data communications, primarily in the wireless industry.

•
Cash outflows for capital expenditures were $389 million during the first nine months of fiscal 2016 and $994 million in fiscal 2015. We expect to continue to incur capital expenditures in the future to support our business, including research and development activities. Future capital expenditures may be impacted by transactions that are currently not forecasted.

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

Debt. We have a Revolving Credit Facility that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.0 billion, expiring in February 2020. At June 26, 2016, no amounts were outstanding under the Revolving Credit Facility.
We have an unsecured commercial paper program, which provides for the issuance of up to $4.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. At June 26, 2016, we had $1.7 billion of commercial paper outstanding with weighted-average net interest rates of 0.50% and weighted-average remaining days to maturity of 37 days.
In May 2015, we issued unsecured floating- and fixed-rate notes in an aggregate principal amount of $10.0 billion, with maturity dates in 2018 through 2045 and effective interest rates between 0.53% and 4.74%. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes. We may issue additional debt in the future. The amount and timing of additional borrowings will be subject to a number of factors, including the cash flow generated by United States-based entities, acquisitions and strategic investments, acceptable interest rates and changes in corporate income tax law, among other factors.
Additional information regarding our outstanding debt at June 26, 2016 is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Debt.”
Capital Return Program. During the first nine months of fiscal 2016, we repurchased and retired 70,168,000 shares of our common stock for $3.7 billion, before commissions. We intend to return a minimum of 75% of our free cash flow to stockholders through stock repurchases and dividends over the foreseeable future, where free cash flow is defined as net cash provided by operating activities less capital expenditures. To meet our goal, we expect to use existing cash and marketable securities held by, and cash flow generated from, United States-based entities and borrowings. On March 9, 2015, we announced that we had been authorized to repurchase up to $15 billion of our common stock. Additionally, we announced our intention to repurchase $10 billion of stock from March 2015 through March 2016, which we completed during the first quarter of fiscal 2016. At June 26, 2016, $3.2 billion remained authorized for repurchase under our stock repurchase program. We periodically evaluate repurchases as a means of returning capital to stockholders to determine when and if repurchases are in the best interests of our stockholders.
During the first nine months of fiscal 2016, we paid cash dividends totaling $2.2 billion, or $1.49 per share. On July 12, 2016, we announced a cash dividend of $0.53 per share on our common stock, payable on September 21, 2016 to stockholders of record as of the close of business on August 31, 2016. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders.
Contractual Obligations/Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).
Additional information regarding our financial commitments at June 26, 2016 is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 3. Income Taxes,” “Note 6. Debt” and “Note 7. Commitments and Contingencies.”

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

•
create stand-alone value and/or contribute to the success of our existing businesses through acquisitions and other transactions (and/or by developing customer, licensee and/or vendor relationships) in new industry segments and/or disruptive technologies, products and/or services (such as products for the connected home and the Internet of Things, automotive, networking, mobile computing, mobile health, machine learning, including robotics, and wireless charging among others);

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
Our QCT (Qualcomm CDMA Technologies) segment derives a significant portion of revenues from a small number of customers, and we expect this trend to continue in the foreseeable future. Our industry is experiencing and may continue to experience an increasing concentration of device share among a few companies, particularly at the premium tier, contributing to this trend. In addition, certain of our largest integrated circuit customers develop their own integrated circuit products, which they have in the past chosen, and may in the future choose, to utilize in their devices rather than our integrated circuit products (and/or sell their integrated circuit products to third parties in competition with us). The loss of any one of our significant customers, a reduction in the purchases of our products by such customers (due to the use of their own integrated circuit products or otherwise) or cancellation of significant purchases from any of these customers would reduce our revenues and could harm our ability to achieve or sustain expected operating results, and a delay of significant purchases, even if only temporary, would reduce our revenues in the period of the delay. Further, concentration of device share among a few companies, and the corresponding purchasing power of these companies, may result in lower prices for our products which, if not accompanied by a sufficient increase in the volume of purchases of our products, could have an adverse effect on our revenues and margins. In addition, the timing and size of purchases by our significant customers may be impacted by the timing of such customers’ new or next generation product introductions, over which we have little or no control, and the timing of such introductions may cause our operating results to fluctuate. Accordingly, if current industry dynamics and concentrations continue, our QCT segment’s revenues will continue to depend largely upon, and be impacted by, future purchases and the timing and size of any such future purchases by these significant customers.

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
Although we have more than 320 CDMA-based licensees, our QTL segment derives a significant portion of licensing revenues from a limited number of licensees. In the event that one or more of our significant licensees fail to meet their reporting and/or payment requirements or we are unable to renew or modify one or more of such license agreements, our revenues, operating results and cash flows would be adversely impacted. Moreover, the future growth and success of our core licensing business will depend in part on the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain customer acceptance. We have little or no control over the product development, sales efforts or pricing of products by our licensees, and our licensees might not be successful. Reductions in the average selling prices of wireless devices sold by our major licensees, without a sufficient increase in the volumes of such devices sold, would generally have an adverse effect on our licensing revenues.
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
Although we own a very strong portfolio of issued and pending patents related to GSM, GPRS, EDGE, OFDM, OFDMA, WLAN, MIMO and other technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing revenues as our CDMA licensing program has been. Many wireless operators are investigating, have selected or have deployed OFDMA-based LTE as their next-generation 4G technology in existing (or future if not yet deployed) wireless spectrum bands as complementary to their existing CDMA-based networks. While 3G/4G multimode products are generally covered by our existing 3G licensing agreements, products that implement 4G but do not also implement 3G are generally not covered by these agreements. Although we believe that our patented technology is essential and useful to implementation of the LTE industry standards and have granted royalty-bearing licenses to more than 195 companies (including Huawei, Lenovo, LG, Microsoft, Samsung, Sony Mobile and ZTE) that have realized that they need a license to our patents to make and sell products implementing 4G standards but not implementing 3G standards, it may be difficult to agree on material terms and/or conditions of new license agreements that are acceptable to us with companies that are currently unlicensed, particularly in China. Further, the royalty rates for single mode 4G products are generally lower than our royalty rates for 3G and 3G/4G multimode products have been, and therefore, we might not achieve the same licensing revenues on such LTE products as on 3G and 3G/4G multimode products. In addition, new connectivity and other services are emerging that rely on devices that may or may not be used on traditional cellular networks, such as devices used in the connected home or the Internet of Things. We also seek to diversify and broaden our technology licensing programs to new industry segments in which we can utilize our technology leadership, such as wireless charging and other technologies. Standards, even de facto standards, that develop as these technologies mature, in particular those that do not include a base level of interoperability, may impact our ability to obtain royalties that are equivalent to those that we receive for 3G and 3G/4G multimode products used in cellular communications. Although we believe that our patented technology is essential and useful to the commercialization of such services, the royalties we receive may be lower than those we receive from our current licensing program.
Over the long-term, we need to continue to evolve our patent portfolio. If we do not maintain a strong portfolio that is applicable to current and/or future standards, products and/or services, our future licensing revenues could be negatively impacted.
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
Our QCT segment utilizes a fabless production model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. We employ both turnkey and two-stage manufacturing models to purchase our integrated circuits. Turnkey is when our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing model, we purchase die in singular or wafer form from semiconductor manufacturing foundries and contract with separate third-party suppliers for manufacturing services such as wafer bump, probe, assembly and final test. The third-party semiconductor manufacturing foundries that supply products to our QCT segment are primarily located in Asia, as are our primary warehouses where we store finished goods for fulfillment of customer orders. The following could have an adverse effect on our ability to meet customer demands and/or negatively impact our revenues, business operations, profitability and/or cash flows:

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
In the fourth quarter of fiscal 2015, we announced a Strategic Realignment Plan designed to improve execution, enhance financial performance and drive profitable growth as we work to create sustainable long-term value for stockholders. As part of this Strategic Realignment Plan, among other actions, we are implementing a cost reduction plan, which includes a series of targeted reductions across our businesses, particularly in QCT, and a reduction to our annual share-based compensation grants in fiscal 2016. We expect these cost reduction initiatives to be substantially implemented by the end of fiscal 2016. Additional information regarding our Strategic Realignment Plan is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 10. Strategic Realignment Plan.”
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
In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Due to changes in our stock price, we are and may in the future be the target of securities litigation. Securities litigation could result in substantial uninsured costs and divert management’s attention and our resources.
There are risks associated with our indebtedness.
Our outstanding indebtedness and any additional indebtedness we incur may have negative consequences on our business, including, among others:

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2015 Annual Report on Form 10-K. At June 26, 2016, there have been no material changes to the financial market risks described at September 27, 2015. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
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
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the third quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities during the third quarter of fiscal 2016 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
March 28, 2016 to April 24, 2016	—	$—	—	$3,311
April 25, 2016 to May 22, 2016	—	—	—	3,311
May 23, 2016 to June 26, 2016	1,832	54.56	1,832	3,211
Total	1,832		1,832

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)
On March 9, 2015, we announced a repurchase program authorizing us to repurchase up to $15 billion of our common stock. At June 26, 2016, $3.2 billion remained authorized for repurchase. The stock repurchase program has no expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(b) As previously disclosed, on December 7, 2015, the Board of Directors of the Company (the Board) amended and restated the Company’s Amended and Restated Bylaws (the Amended and Restated Bylaws) to implement proxy access. Section 5A of the Amended and Restated Bylaws permitted a stockholder, or a group of up to 20 stockholders, owning 3% or more of the Company’s outstanding common stock continuously for at least 3 years, to nominate and include in the Company’s proxy materials director nominees constituting up to 20% of the Board, provided that the stockholder(s) and the director nominee(s) satisfy the eligibility, procedural and disclosure requirements specified in the Amended and Restated Bylaws. On July 11, 2016, the Board amended and restated the Amended and Restated Bylaws to revise the proxy access provisions. The revisions to Section 5A permit the number of director nominees to be the greater of 2 individuals or 20% of the Board, and eliminated certain of the eligibility, procedural and disclosure requirements.
The foregoing summary of the Amended and Restated Bylaws is not complete and is subject to, and qualified in its entirety by, the full text of the Amended and Restated Bylaws, which are filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 15, 2016 and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
2.2	Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated.	8-K	000-19528/ 161339867	1/13/2016	2.1
3.1	Restated Certificate of Incorporation, as amended.					X
3.2	Amended and Restated Bylaws.	8-K	000-19528/ 161769723	7/15/2016	3.2
4.1	Indenture, dated May 20, 2015, between the Company and U.S. Bank National Association, as trustee.	8-K	000-19528/ 15880967	5/21/2015	4.1
4.2	Officers’ Certificate, dated May 20, 2015, for the Floating Rate Notes due 2018, the Floating Rate Notes due 2020, the 1.400% Notes due 2018, the 2.250% Notes due 2020, the 3.000% Notes due 2022, the 3.450% Notes due 2025, the 4.650% Notes due 2035 and the 4.800% Notes due 2045.	8-K	000-19528/ 15880967	5/21/2015	4.2
4.3	Form of Floating Rate Notes due 2018.	8-K	000-19528/ 15880967	5/21/2015	4.3
4.4	Form of Floating Rate Notes due 2020.	8-K	000-19528/ 15880967	5/21/2015	4.4
4.5	Form of 1.400% Notes due 2018.	8-K	000-19528/ 15880967	5/21/2015	4.5
4.6	Form of 2.250% Notes due 2020.	8-K	000-19528/ 15880967	5/21/2015	4.6
4.7	Form of 3.000% Notes due 2022.	8-K	000-19528/ 15880967	5/21/2015	4.7
4.8	Form of 3.450% Notes due 2025.	8-K	000-19528/ 15880967	5/21/2015	4.8
4.9	Form of 4.650% Notes due 2035.	8-K	000-19528/ 15880967	5/21/2015	4.9
4.10	Form of 4.800% Notes due 2045.	8-K	000-19528/ 15880967	5/21/2015	4.10
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steve Mollenkopf.					X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George S. Davis.					X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Steve Mollenkopf.					X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for George S. Davis.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
/s/ George S. Davis
George S. Davis
Executive Vice President and Chief Financial Officer

Dated: July 20, 2016