Form 10-K
period 2016-09-25
QUALCOMM INC/DE
filed 2016-11-02
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 25, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                      .
Commission File Number 0-19528
QUALCOMM Incorporated
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-3685934 (I.R.S. Employer Identification No.)

5775 Morehouse Dr. San Diego, California (Address of Principal Executive Offices)	92121-1714 (Zip Code)

(858) 587-1121
(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.0001 par value	NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 27, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $74,547,554,964, based upon the closing price of the registrant’s common stock on that date as reported on the NASDAQ Global Select Market.
The number of shares outstanding of the registrant’s common stock was 1,476,886,684 at October 31, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement in connection with the registrant’s 2017 Annual Meeting of Stockholders, to be filed with the Commission subsequent to the date hereof pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

QUALCOMM INCORPORATED
Form 10-K
For the Fiscal Year Ended September 25, 2016
Index

TRADEMARKS
Qualcomm, Snapdragon, MSM, Adreno and Wireless Reach are trademarks of Qualcomm Incorporated, registered in the United States and other countries. Qualcomm Haven and RF360 are trademarks of Qualcomm Incorporated. CSR is a trademark of Qualcomm Technologies International, Ltd., registered in the United States and other countries.
Other products and brand names may be trademarks or registered trademarks of their respective owners.

In this document, the words “Qualcomm,” “we,” “our,” “ours” and “us” refer only to QUALCOMM Incorporated and its subsidiaries and not any other person or entity. This Annual Report (including, but not limited to, the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, investments, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, industry and market trends, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report.
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
PART I
Item 1. Business
We incorporated in 1985 under the laws of the state of California. In 1991, we reincorporated in the state of Delaware. We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Our 52-week fiscal years consist of four equal fiscal quarters of 13 weeks each, and our 53-week fiscal years consist of three 13-week fiscal quarters and one 14-week fiscal quarter. The financial results for our 53-week fiscal years and our 14-week fiscal quarters will not be exactly comparable to our 52-week fiscal years and our 13-week fiscal quarters. The fiscal years ended September 25, 2016, September 27, 2015 and September 28, 2014 included 52 weeks.
Overview
We led the development and continue to be a leader in the commercialization of a digital communication technology called CDMA (Code Division Multiple Access), and we also continue as a leader in the development and commercialization of the OFDMA (Orthogonal Frequency Division Multiple Access) family of technologies, including LTE (Long Term Evolution), an OFDM (Orthogonal Frequency Division Multiplexing) -based standard that uses OFDMA and single-carrier FDMA (Frequency Division Multiple Access), for cellular wireless communication applications. We own significant intellectual property applicable to products that implement any version of CDMA and OFDMA, including patents, patent applications and trade secrets. The mobile communications industry generally recognizes that a company seeking to develop, manufacture and/or sell products that use CDMA- and/or LTE-based standards will require a patent license from us. CDMA and OFDMA are two of the main technologies currently used in digital wireless communications networks (also known as wireless networks). Based on wireless connections, CDMA, OFDMA and TDMA (Time Division Multiple Access, of which GSM (Global System for Mobile Communications) is the primary commercial form) are the primary digital technologies currently used to transmit a wireless device user’s voice or data over radio waves using a public cellular wireless network.
We also develop and commercialize numerous other key technologies used in handsets and tablets that contribute to end-user demand, and we own substantial intellectual property related to these technologies. Some of these were contributed to and are being commercialized as industry standards, such as certain video codec, audio codec, wireless LAN (local area network), memory interfaces, wireless power, GPS (global positioning system) and positioning, broadcast and streaming protocols, and short range communication functionalities, including NFC (near field communication) and Bluetooth. Other technologies widely used by wireless devices that we have developed are not related to any industry standards, such as operating systems, user interfaces, graphics and camera processing functionality, integrated circuit packaging techniques, RF (radio frequency) and antenna design, sensors and sensor fusion algorithms, power and thermal management techniques and application processor architectures. Our patents cover a wide range of technologies across the entire wireless system, including the device (such as handsets and tablets) and not just what is embodied in the chipsets.
In addition to licensing portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, we design, manufacture, have manufactured on our behalf and market products and services based on CDMA, OFDMA and other digital communications technologies. Our products principally consist of integrated circuits (also known as chips or chipsets) and system software used in mobile devices, wireless networks, broadband gateway equipment and consumer electronic devices. We also sell other products and services, which include, among others: wireless medical devices and software products and services designed for health care companies; engineering services; and products designed for the implementation of small cells. In addition, we continue to invest in new and expanded product areas, such as radio frequency front-end (RFFE), and in adjacent industry segments, such as automotive, Internet of Things (IoT), data center, networking, mobile computing, the connected home, smart cities, mobile health, machine learning, including robotics and wearables, among others.
Industry Trends
The mobile industry has experienced tremendous growth over the past 20 plus years, growing from less than 60 million global connections in 1994 (WCIS+, October 2016) to approximately 7.4 billion global connections in September 2016 (GSMA Intelligence, October 2016). As the largest technology platform in the world, mobile has made peoples’ lives more connected, transforming the way we interact with one another and with the world. The scale and pace of innovation in mobile, especially around connectivity and computing capabilities, is also impacting industries beyond wireless.
Extending connectivity. 3G/4G (third generation/fourth generation) multimode mobile broadband technology has been a key driver of the growth of mobile, providing users with fast, reliable, always-on connectivity. As of September 2016, there were approximately 4.0 billion 3G/4G connections globally (CDMA-based, OFDMA-based and CDMA/OFDMA multimode) representing nearly 54% of total mobile connections. By 2020, global 3G/4G connections are projected to reach 6.4 billion, with more than 80% of these connections coming from emerging regions (GSMA Intelligence, October 2016).
3G/4G multimode mobile broadband has also emerged as an important platform for extending the reach and potential of the Internet. In 2010, the number of broadband connections using mobile technology surpassed those using fixed technologies, making mobile networks the primary method of access to the Internet for many people around the world. The impact is further amplified in emerging regions, where 3G/4G connections are approximately six times the number of fixed Internet connections (GSMA Intelligence and WBIS, October 2016). In China, 3G/4G LTE multimode services have experienced strong adoption since being launched in the fourth quarter of calendar 2013, with more than 655 million connections reported as of September 2016 (GSMA Intelligence, October 2016). In India, mobile operators are rolling out 3G/4G LTE multimode services, providing consumers with the benefits of advanced mobile broadband connectivity while creating new opportunities for device manufacturers and other members of the mobile ecosystem. 3G/4G mobile broadband may be the first and, in many cases, the only way that people in these regions access the Internet.
Looking ahead, the wireless industry is actively developing and standardizing 5G (fifth generation) technology, which is the next generation of wireless technology expected to be commercially deployed starting in 2019. While the 5G standard is still being defined, it is expected to provide a unified connectivity network for all spectrum and service types based on OFDM technology. 5G is expected to support faster data rates and wider bandwidths of spectrum. Incorporating many of the innovations developed for 4G, 5G is also expected to be scalable and adaptable across a variety of use cases, which include, among others: enabling new industries and services, such as autonomous vehicles and remote medical procedures, through ultra-reliable, ultra-low latency communication links; and connecting a significant number of “things” (also known as the Internet of Things or IoT), such as consumer electronics, including wearables, appliances, sensors and medical devices, with connectivity designed to meet ultra-low power, complexity and cost requirements. 5G is also expected to enhance mobile broadband services, including ultra-high definition (4K) video streaming and virtual reality, with multi-gigabit speeds.
Most 5G devices are expected to include multimode support for 3G, 4G and Wi-Fi, enabling service continuity where 5G has yet to be deployed and simultaneous connectivity across 4G and Wi-Fi technologies, while also allowing mobile operators to utilize current network deployments. At the same time, 4G will continue to evolve in parallel with the development of 5G and is expected to pioneer many of the key 5G technologies, such as support for unlicensed spectrum and gigabit LTE user data rates. The first phase of 5G networks are expected to support mobile broadband services both in lower spectrum bands below 6 Ghz as well as higher bands above 6 GHz, including millimeter wave (mmWave).
Growth in smartphones. Smartphone adoption continues to expand globally, fueled by 3G/4G LTE multimode connectivity, powerful application processors and advanced multimedia and location awareness capabilities, among others. In 2015, more than 1.4 billion smartphones shipped globally, representing a year-over-year increase of approximately 14%, and cumulative shipments of smartphones between 2016 and 2020 are projected to reach approximately 8.3 billion (Gartner, September 2016). Most of this growth is happening in emerging regions, where smartphones accounted for approximately 70% of handset shipments in 2015 and are expected to reach approximately 92% in 2020 (Gartner, September 2016). Growth in smartphones has not only been driven by the success of premium-tier devices, but also by the number of affordable handsets that are fueling shipments in emerging regions and the variety of flexible and affordable data plans being offered by mobile operators.
Consumer demand for new types of experiences enabled by 3G/4G LTE connectivity, combined with the needs of mobile operators and device manufacturers to provide differentiated features and services, is driving continued innovation within the smartphone. This innovation is happening across multiple technology dimensions, including connectivity, computing, camera, audio, video, display, location, sensors and security. As a result, the smartphone has, in many ways, become the go-to device for social networking, music, gaming, email and web browsing, among others. It is also replacing many traditional consumer electronics devices due to advanced capabilities, including digital cameras, video cameras, Global Positioning System (GPS) units and music players, combined with an always on and connected mobile platform.
Expansion into new adjacent opportunities. A number of industries beyond mobile are leveraging technology innovations found in smartphones to bring advanced connectivity and computing capabilities to a broad array of end-devices and access points, which make up the “edge” of the network. With billions of connected devices projected to be added to the Internet over the coming years, enhancing the capabilities and performance at the edge of the network will be vital to improving its scalability as it enters this new phase of growth. These enhancements are helping to transform industry segments, including networking, automotive, mobile computing and the IoT, and enabling companies to create new products and services.
The proliferation of intelligently connected things is also enabling new types of user experiences, as smartphones are able to interact with and control more of the things around us. Through the addition of embedded sensors, connected things are able to collect and send data about their environment, providing users with contextually relevant information and further increasing their utility and value.
Wireless Technologies
The growth in the use of wireless devices worldwide, such as smartphones and tablets, and the demand for data services and applications requires continuous innovation to further improve the user experience, enable new services, increase network capacity, make use of different frequency bands and enable dense network deployments. To meet these requirements, different wireless communications technologies continue to evolve. For nearly three decades, we have invested and continue to invest heavily in research and development of cellular wireless communication technologies, including CDMA and OFDMA. As a result, we have developed and acquired (and continue to develop and acquire) significant related intellectual property. This intellectual property has been incorporated into the most widely accepted and deployed cellular wireless communications technology standards, and we have licensed it to more than 330 licensees, including leading wireless device and infrastructure manufacturers. Relevant cellular wireless technologies can be grouped into the following categories.
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
To date, GSM has been more widely adopted than CDMA-based standards; however, CDMA technologies are the basis for all 3G wireless systems. According to GSMA Intelligence estimates as of September 30, 2016, there were approximately 3.4 billion GSM connections worldwide, representing approximately 46% of total cellular connections. The transition of wireless devices from 2G to 3G/4G continued around the world with 3G/4G connections up 18% year-over-year (GSMA Intelligence, October 2016).
CDMA-based. CDMA-based technologies are characterized by their access method allowing several users to share the same frequency and time by allocating different orthogonal codes to individual users. Most of the CDMA-based technologies are classified as 3G technology.
There are a number of variants of CDMA-based technologies deployed around the world, in particular CDMA2000, EV-DO (Evolution Data Optimized), WCDMA (Wideband CDMA) and TD-SCDMA (Time Division-Synchronous CDMA) (deployed exclusively in China). CDMA-based technologies provide vastly improved capacity for voice and low-rate data services as compared to analog technologies and significant improvements over TDMA-based technologies such as GSM. To date, these technologies have seen many revisions, and they continue to evolve. New features continue to be defined in the 3rd Generation Partnership Project (3GPP). The following are the CDMA-based technologies and their standards revisions:

•	CDMA2000 revisions A through E

•	1xEV-DO revisions A through C

•	WCDMA/HSPA releases 4 through 13

•	TD-SCDMA releases 4 through 12
CDMA technologies ushered in a significant increase in broadband data services that continue to grow globally. According to GSMA Intelligence estimates as of October 2016, there were approximately 2.5 billion CDMA-based connections worldwide, representing approximately 33% of total cellular connections.
OFDMA-based. OFDMA-based technologies are characterized by their access method allowing several users to share the same frequency band and time by allocating different subcarriers to individual users. Most of the OFDMA-based technologies to be deployed through 2016 are classified as 4G technology. It is expected that 5G will heavily leverage OFDM-based technologies. We continue to play a significant role in the development of LTE and LTE Advanced, which are the predominant 4G technologies currently in use, and their evolution to LTE Advanced Pro.
LTE is incorporated in 3GPP specifications starting from release 8 and uses OFDMA in the downlink and single carrier FDMA (SC-FDMA) in the uplink. LTE has two modes, FDD (frequency division duplex) and TDD (time division duplex), to support paired and unpaired spectrum, respectively, and is being developed by 3GPP. The principal benefit of LTE is its ability to leverage a wide range of spectrum (bandwidths of 10 MHz or more). LTE is designed to seamlessly interwork with 3G through 3G/4G multimode devices. Most LTE devices rely on 3G for voice services across the network, as well as for ubiquitous data services outside the LTE coverage area and on 4G for data services inside the LTE coverage area. LTE’s voice solution, VoLTE (voice over LTE), is being commercially deployed in a growing number of networks.
Carrier aggregation, one of the significant improvements of LTE Advanced, was commercially launched in June 2013 and continues to evolve to aggregate additional carriers in the uplink as well as the downlink. Along with carrier aggregation, LTE Advanced brings many more enhancements, including advanced antenna techniques and optimization for small cells. Apart from improving the performance of existing networks, these releases also bring new enhancements under the umbrella of LTE Advanced Pro, such as LTE Direct for proximity-based device-to-device discovery, improved LTE broadcast, optimizations of narrowband communications designed for IoT (known as NB-IoT) and the ability to use LTE Advanced in unlicensed spectrum (LTE Unlicensed). There will be multiple options for deploying LTE Unlicensed for different deployment scenarios.

•
LTE-U, which relies on an LTE control carrier based on 3GPP Release 12, uses carrier aggregation to combine unlicensed and licensed spectrum and will be used in early mobile operator deployments in countries such as the United States, Korea and India.

•	Licensed Assisted Access (LAA), introduced as part of 3GPP Release 13, also aggregates unlicensed and licensed spectrum.

•	MulteFire operates solely in unlicensed spectrum without a licensed anchor control channel.
There also have been ongoing efforts to make the interworking between LTE and Wi-Fi more seamless and completely transparent to the users. The seamless interworking is also intended to enable the device to use the best possible link or links depending on conditions of the LTE and Wi-Fi links as the applications run on devices. Further integration is achieved with LTE+Wi-Fi link Aggregation (LWA), which will utilize existing and new carrier Wi-Fi deployments.
LTE releases are often combined and given “marketing” or “trade” names that also indicate their benefits. The name LTE covers releases 8 and 9. Releases 10 and beyond are referred to as LTE Advanced. According to GSMA Intelligence estimates as of September 30, 2016, there were approximately 1.5 billion global 3G/4G multimode connections worldwide, representing approximately 21% of total cellular connections.
According to the Global mobile Suppliers Association (GSA), as of October 2016, more than 770 wireless operators have commercially deployed or started testing LTE. In addition, LTE Advanced standards featuring carrier aggregation have begun to be deployed. As of October 2016, 212 operators were investing in LTE Advanced carrier aggregation across 88 countries, and 166 operators have launched commercially in 76 countries (GSA, October 2016).
As we look forward, the wireless industry is actively building the next generation of cellular technologies under the name 5G in 3GPP. While 5G is still being defined, it is expected that 5G will transform the role of wireless technologies and incorporate advancements on 3G/4G features available today, including further enhanced mobile broadband services, device-to-device capabilities and use of both licensed and unlicensed spectrum and connectivity of a significant number of things. 5G is also expected to include operation in emerging higher frequency bands such as those in the millimeter wave range to significantly increase the data rate offered to users. Furthermore, 5G is expected to offer techniques that will enable the expansion of cellular networks into new vertical product segments and define a radio link with much higher levels of reliability for control of vehicles and machines. This development, which builds on the various 3G and 4G features addressing IoT, will further sustain the trend of enabling cellular connectivity to non-handset categories of devices. We continue to play a significant role in driving 5G from standardization to commercialization, including contributing to 3GPP standardization activities to define the 5G standard and collaborating with industry participants on 5G demonstrations and trials to prepare for commercial network launches.
Other (non-cellular) wireless technologies. There are other, non-cellular wireless technologies that have also been broadly adopted.
Wireless Local Area Networks. Wireless local area networks (WLAN), such as Wi-Fi, link two or more nearby devices wirelessly and usually provide connectivity through an access point. Wi-Fi systems are based on standards developed by the Institute of Electrical and Electronics Engineers (IEEE) in the 802.11 family of standards. 802.11ac, which includes advanced features such as multiple user multiple in/multiple out (MU MIMO) and support for large bandwidths and higher order modulation, primarily targets broadband connectivity for mobile devices, laptops and consumer electronics devices using 5 GHz spectrum. 802.11ad provides multi-gigabit data rates for short range communication using 60 GHz spectrum. 802.11ah, which is still under development and targets sub-1 GHz spectrum, is envisioned to be a solution for “connected home” applications that require long battery life. We played a leading role in the development of 802.11ac, 802.11ad and 802.11ah, and we are actively involved in the development of 802.11ax, which is an evolution from 802.11ac and will cover both the 2.4GHz and 5GHz unlicensed bands.
Bluetooth. Bluetooth is a wireless personal area network that provides wireless connectivity between devices over short distances ranging from a few centimeters to a few meters. Bluetooth technology provides wireless connectivity to a wide range of fixed or mobile consumer electronics devices. Bluetooth functionalities are standardized by the Bluetooth Special Interest Group in various versions of the specification (from 1.0 to 4.0), which include different functionalities, such as enhanced data rate or low energy (known as Bluetooth Smart). In August 2015, we acquired CSR plc, a leading contributor to Bluetooth evolution in the areas of mobile devices, HID (human interface device), A/V (audio/video) and Smart Mesh technologies.
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
The industry has now evolved to support additional inputs for improving the location experience. We now support multiple constellations, including GPS, GLONASS (Global Navigation Satellite System) and BeiDou; terrestrial-based positioning using WWAN (Wireless Wide Area Network) and Wi-Fi-based inputs; Wi-Fi RSSI (received signal strength indication) and RTT (round-trip time) signals for indoor location; and third-party sensors combined with GNSS (Global Navigation Satellite System) measurements to provide interim support for location-based services in rural areas and indoors, where other signal inputs may not be available.
Other Significant Technologies used in Cellular and Certain Consumer Electronic Devices and Networks
We have played a leading role in developing many of the other technologies used in cellular and certain consumer electronic devices and networks, including:

•	graphics and display processing functionality;

•	video coding based on HEVC (High Efficiency Video Codec) standard, which will be deployed to support 4K video content;

•	audio coding, including EVS (Enhanced Voice Services);

•	the latest version of 3GPP’s codec for multimedia use and for voice/speech use, which is being deployed commercially;

•	camera and camcorder functions;

•	system user and interface features;

•	security and content protection systems;

•	volatile (LP-DDR2, 3, 4) and non-volatile (eMMC) memory and related controllers; and

•	power management systems.

Operating Segments
We conduct business primarily through two reportable segments, QCT (Qualcomm CDMA Technologies) and QTL (Qualcomm Technology Licensing), and our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments. Revenues in fiscal 2016, 2015 and 2014 for our reportable segments were as follows (in millions, except percentage data):

	QCT	QTL	QSI
2016	$15,409	$7,664	$47
As a percent of total	65%	33%	—
2015	$17,154	$7,947	$4
As a percent of total	68%	31%	—
2014	$18,665	$7,569	$—
As a percent of total	70%	29%	—
QCT Segment. QCT is a leading developer and supplier of integrated circuits and system software based on CDMA, OFDMA and other technologies for use in wireless voice and data communications, networking, application processing, multimedia and global positioning system products. QCT’s integrated circuit products are sold, and its system software is licensed, to manufacturers that use our products in mobile phones, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, data cards and infrastructure equipment, broadband gateway equipment and other consumer electronics. Our Mobile Station Modem (MSM) integrated circuits, which include the Mobile Data Modem, Qualcomm Single Chip and Qualcomm Snapdragon processors and LTE modems, perform the core baseband modem functionality in wireless devices providing voice and data communications, as well as multimedia applications and global positioning functions. In addition, our Snapdragon processors provide advanced application and graphics processing capabilities. Because of our experience in designing and developing CDMA- and OFDMA-based products, we design both the baseband integrated circuit and the supporting system as well, including the RF (Radio Frequency), PM (Power Management) and wireless connectivity integrated circuits. This approach enables us to optimize the performance of the wireless device with improved product features and integration with the network system. Our portfolio of RF products includes QFE (Qualcomm Front End) radio frequency front-end components that are designed to simplify the RF design for LTE multimode, multiband mobile devices, reduce power consumption and improve radio performance. QCT’s system software enables the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. We also provide support, including reference designs and tools, to assist our customers in reducing the time required to design their products and bring their products to market. We plan to add additional features and capabilities to our integrated circuit products to help our customers reduce the cost and size of their products, to simplify our customers’ design processes and to support more wireless devices and services.
QCT offers a broad portfolio of products, including both wireless device and infrastructure integrated circuits, in support of CDMA2000 1X and 1xEV-DO, as well as the EV-DO Revision A/B evolutions of CDMA 2000 technology. Leveraging our expertise in CDMA, we also develop and offer integrated circuits supporting the WCDMA version of 3G for manufacturers of wireless devices. More than 80 device manufacturers have selected our WCDMA products that support GSM/GPRS, WCDMA, HSDPA (High-Speed Downlink Packet Access), HSUPA (High-Speed Uplink Packet Access) and HSPA+ for their devices. QCT also sells multimode products for the LTE standard, which are designed to support seamless backward compatibility to existing 3G technologies. Our integrated circuit products are included in a broad range of devices, from low-tier, entry-level devices for emerging regions, which may use our Qualcomm Reference Design (QRD) products, to premium-tier devices. In fiscal 2016, QCT shipped approximately 842 million MSM integrated circuits for wireless devices worldwide, compared to approximately 932 million and 861 million in fiscal 2015 and 2014, respectively.
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
Each Snapdragon processor is a highly integrated, mobile optimized system on a chip incorporating our advanced technologies, including a Snapdragon modem for fast reliable mobile broadband connectivity, a high performance central processing unit (CPU), digital signal processor (DSP), graphics processing unit (GPU), image signal processor, multimedia subsystems, including high fidelity audio, high-definition video and advanced imaging capabilities, our hardware-based suite of Qualcomm Haven Security Solutions, and accurate location positioning engines. Our CPU cores are designed to deliver high levels of compute performance at low power, allowing manufacturers to design powerful, slim and power-efficient devices. Our Qualcomm Adreno GPUs are also designed to deliver high quality graphics performance for visually rich 3D gaming and user interfaces. The heterogeneous compute architecture of our Snapdragon processors is designed to help ensure that the CPU, DSP and GPU work efficiently together, each being utilized only when needed, which enhances the processing capacity, speed and efficiency of our Snapdragon processors and the battery life of devices using our processors.
Our wireless products also consist of integrated circuits and system software for WLAN, Bluetooth, Bluetooth Smart, frequency modulation (FM) and near field communications as well as technologies that support location data and services, including GPS, GLONASS and BeiDou. Our WLAN, Bluetooth and FM products have been integrated with the Snapdragon processors to provide additional connectivity for mobile phones, tablets and consumer electronics. QCT also offers standalone WLAN, Bluetooth, Bluetooth Smart, applications processor and Ethernet products for mobile devices, consumer electronics, computers, automotive infotainment, IoT applications and other connected devices. Our networking products include WLAN, Powerline and Ethernet chips, network processors and software. These products help enable home and business networks to support the growing number of connected devices, digital media, data services and other smart home applications.
QCT currently utilizes a fabless production model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Integrated circuits are die cut from silicon wafers that have completed the package assembly and test manufacturing processes. The semiconductor package supports the electrical contacts that connect the integrated circuit to a circuit board. Die cut from silicon wafers are the essential components of all of our integrated circuits and a significant portion of the total integrated circuit cost. We employ both turnkey and two-stage manufacturing models to purchase our integrated circuits. Under the turnkey model, our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing model, we purchase die in singular or wafer form from semiconductor manufacturing foundries and contract with separate third-party suppliers for manufacturing services such as wafer bump, probe, assembly and final test.
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
QCT’s sales are primarily made through standard purchase orders for delivery of products. QCT generally allows customers to reschedule delivery dates within a defined time frame and to cancel orders prior to shipment with or without payment of a penalty, depending on when the order is canceled. The industry in which QCT operates is intensely competitive. QCT competes worldwide with a number of United States and international designers and manufacturers of semiconductors. As a result of global expansion by foreign and domestic competitors, technological changes, device manufacturer concentrations and the potential for further industry consolidation, we anticipate the industry to remain very competitive. We believe that the principal competitive factors for our products include performance, level of integration, quality, compliance with industry standards, price, time-to-market, system cost, design and engineering capabilities, new product innovation and customer support. QCT also competes in both single- and multi-mode environments against alternative communications technologies including, but not limited to, GSM/GPRS/EDGE and TDMA.
QCT’s current competitors include, but are not limited to, companies such as Broadcom Limited, Cirrus Logic, Ericsson, HiSilicon Technologies, Intel, Marvell Technology, Maxim Integrated Products, MediaTek, Microchip Technology Inc., Nvidia, Realtek Semiconductor, Samsung Electronics, Skyworks Solutions Inc. and Spreadtrum Communications (which is controlled by Tsinghua Unigroup). QCT also faces competition from products internally developed by our customers, including some of our largest customers, and from some early-stage companies. Our competitors devote significant amounts of their financial, technical and other resources to develop and market competitive products and, in some cases, to develop and adopt competitive digital communication or signal processing technologies, and those efforts may materially and adversely affect us. Although we have attained a significant position in the industry, many of our current and potential competitors may have advantages over us that include, among others: motivation by our customers in certain circumstances to utilize their own internally-developed integrated circuit products, to use our competitors’ integrated circuit products, or to choose alternative technologies; lower cost structures and/or a willingness and ability to accept lower prices and lower or negative margins for their products, particularly in China; foreign government support of other technologies or competitors;

better known brand names; ownership and control of manufacturing facilities and greater expertise in manufacturing processes; more extensive relationships with local distribution companies and original equipment manufacturers in emerging geographic regions (such as China); and/or a more established presence in certain regions.
QTL Segment. QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which, among other rights, include certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing CDMA2000, WCDMA, CDMA TDD and/or LTE standards and their derivatives. Our licensees manufacture wireless products including mobile devices (also known as subscriber units, which include handsets), other consumer devices (e.g., tablets and laptops), machine-to-machine devices (e.g., telematics devices, meter reading devices), plug-in end user data modem cards, certain embedded modules for incorporation into end user products, infrastructure equipment required to establish and operate a network and equipment to test networks and subscriber units. QTL licensing revenues include license fees and royalties based on sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of complete licensed products, net of certain permissible deductions (including transportation, insurance, packing costs and other items). Revenues generated from royalties are subject to quarterly and annual fluctuations. The vast majority of QTL revenues have been generated through our licensees’ sales of CDMA2000- and WCDMA-based products, such as feature phones and smartphones. We have invested and continue to invest in both the acquisition and development of OFDMA technology and intellectual property and have generated the industry leading patent portfolio applicable to LTE and LTE Advanced. Nevertheless, we face competition in the development of intellectual property for future generations of digital wireless communications technologies and services.
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
Upon the initial deployment of OFDMA-based networks, the products implementing such technologies generally have been multimode and implement CDMA-based technologies. The licenses granted under our existing CDMA license agreements generally cover multimode CDMA/OFDMA (3G/4G) devices, and our licensees are obligated to pay royalties under their CDMA license agreements for such devices. Further, over 210 companies (including Huawei, LG, Microsoft, Oppo, Samsung, Sony, vivo, Xiaomi and ZTE) have royalty-bearing licenses under our patent portfolio for use in LTE or other OFDMA-based products that do not implement any CDMA-based standards.
Since our founding in 1985, we have focused heavily on technology development and innovation. These efforts have resulted in a leading intellectual property portfolio related to, among other things, wireless technology. We have an extensive portfolio of United States and foreign patents, and we continue to pursue patent applications around the world. Our patents have broad coverage in many countries, including Brazil, China, India, Japan, South Korea, Taiwan and countries in Europe and elsewhere. A substantial portion of our patents and patent applications relate to digital wireless communications technologies, including patents that are essential or may be important to the commercial implementation of CDMA2000, WCDMA (UMTS), TD-SCDMA, TD-CDMA (Time Division CDMA) and OFDMA/LTE products. Our patent portfolio is the most widely and extensively licensed in the industry, with over 330 licensees. Additionally, we have a substantial patent portfolio related to key technologies used in communications and other devices and/or related services, some of which were developed in industry standards development bodies. These include certain video codec, audio codec, wireless LAN, memory interfaces, wireless power, GPS and positioning, broadcast and streaming protocols, and short range communication functionalities, including NFC and Bluetooth. Our patents cover a wide range of technologies across the entire wireless system, including the device (handsets and tablets) and not just what is embodied in the chipsets. Over the years, a number of companies have challenged our patent position, but at this time, companies in the mobile communications industry generally recognize that any company seeking to develop, manufacture and/or sell subscriber units or infrastructure equipment that use CDMA-based, and/or OFDMA-based technologies will require a license or other rights to use our patents.
We have licensed or otherwise provided rights to use our patents to hundreds of companies on industry-accepted terms. Unlike some other companies in our industry that hold back certain key technologies, we offer companies substantially our entire patent portfolio for use in cellular subscriber devices and cell site infrastructure equipment. Our strategy to make our patented technologies broadly available has been a catalyst for industry growth, helping to enable a wide range of companies offering a broad array of wireless products and features while increasing the capabilities of and/or driving down average and low-end selling prices for 3G handsets and other wireless devices. By licensing or otherwise providing rights to use our patents to a wide range of equipment manufacturers, encouraging innovative applications, supporting equipment manufacturers with integrated chipset and software products and focusing on improving the efficiency of the airlink for wireless operators, we have helped 3G CDMA evolve and grow and reduced device pricing, all at a faster pace than the 2G technologies such as GSM that preceded it.
Standards bodies have been informed that we hold patents that might be essential for all 3G standards that are based on CDMA. We have committed to such standards bodies that we will offer to license our essential patents for these CDMA standards on a fair, reasonable and non-discriminatory basis. We have also informed standards bodies that we hold patents that might be essential for certain standards that are based on OFDM/OFDMA technology (e.g., LTE, including FDD and TDD versions) and have committed to offer to license our essential patents for these OFDMA standards on a fair, reasonable and non-discriminatory basis. We have made similar commitments with respect to certain other technologies implemented in industry standards.
Our license agreements also may provide us with rights to use certain of our licensees’ technology and intellectual property to manufacture and sell certain components (e.g., Application-Specific Integrated Circuits) and related software, subscriber units and/or infrastructure equipment.
QSI Segment. QSI makes strategic investments that are focused on opening new or expanding opportunities for our technologies and supporting the design and introduction of new products and services (or enhancing existing products or services) for voice and data communications. Many of these strategic investments are in early-stage companies in a variety of industries, including, but not limited to, digital media, e-commerce, healthcare and wearable devices. Investments primarily include non-marketable equity instruments, which generally are recorded using the cost method or the equity method, and convertible debt instruments, which are recorded at fair value. QSI also held wireless spectrum, which was sold in the first quarter of fiscal 2016 for a gain of approximately $380 million. In addition, QSI segment results include revenues and related costs associated with development contracts with one of our equity method investees. As part of our strategic investment activities, we intend to pursue various exit strategies for each of our QSI investments in the foreseeable future.
Other Businesses. Nonreportable segments include our mobile health, data center, small cell and other wireless technology and service initiatives. Our nonreportable segments develop and sell products and services that include, but are not limited to: development, other services and related products to U.S. government agencies and their contractors; products and services for mobile health; license of chipset technology and products for data centers; software products and content and push-to-talk enablement services to wireless operators; and products designed for implementation of small cells to address the challenge of meeting the increased demand for data.
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
Strategic Realignment Plan
In the fourth quarter of fiscal 2015, we announced a Strategic Realignment Plan designed to improve execution, enhance financial performance and drive profitable growth as we work to create sustainable long-term value for stockholders. As part of this Strategic Realignment Plan, among other actions, we implemented a cost reduction plan, which included a series of targeted reductions across our businesses, particularly in QCT, and a reduction to annual share-based compensation grants. Additional information regarding our Strategic Realignment Plan is provided in this Annual Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operation, Fiscal 2016 Overview” and “Notes to Consolidated Financial Statements, Note 10. Strategic Realignment Plan.”

Acquisitions
In January 2016, we announced that we had reached an agreement with TDK Corporation to form a joint venture, under the name RF360 Holdings Singapore Pte. Ltd., to enable delivery of RFFE modules and RF filters into fully integrated products for mobile devices and IoT applications, among others. The joint venture will initially be owned 51% by us and 49% by TDK. Certain intellectual property, patents and filter and module design and manufacturing assets will be carved out of existing TDK businesses and be acquired by the joint venture, with certain assets acquired by us. The purchase price of our interest in the joint venture and the assets to be transferred to us is $1.2 billion, to be adjusted for working capital, outstanding indebtedness and certain capital expenditures, among other things. Additionally, we have the option to acquire (and TDK has an option to sell) TDK’s interest in the joint venture for $1.15 billion 30 months after the closing date. TDK will be entitled to up to a total of $200 million in payments based on sales of RF filter functions over the three-year period after the closing date, which is a substitute for and in lieu of any right of TDK to receive any profit sharing, distributions, dividends or other payments of any kind or nature. The transaction is subject to receipt of regulatory approvals and other closing conditions and is expected to close in early calendar 2017.
On October 27, 2016, we announced a definitive agreement under which Qualcomm River Holdings, B.V., an indirect, wholly owned subsidiary of Qualcomm Incorporated, will acquire NXP Semiconductors N.V. Pursuant to the definitive agreement, Qualcomm River Holdings will commence a tender offer to acquire all of the issued and outstanding common shares of NXP for $110 per share in cash, for estimated total cash consideration of $38 billion. NXP is a leader in high-performance, mixed-signal semiconductor electronics in automotive, broad-based microcontrollers, secure identification, network processing and RF power products.
The transaction is expected to close by the end of calendar 2017 and is subject to receipt of regulatory approvals in various jurisdictions and other closing conditions, including the tender of specified percentages (which vary from 70% to 95% based on certain circumstances as provided in the definitive agreement) of the issued and outstanding common shares of NXP in the offer. An Extraordinary General Meeting of NXP’s shareholders will be convened in connection with the offer to adopt, among other things, certain resolutions relating to the transaction. The tender offer is not subject to any financing condition; however, we intend to fund the transaction with cash held by foreign entities and new debt. As a result, we secured $13.6 billion in committed financing in connection with signing the definitive agreement.
Qualcomm River Holdings and NXP may terminate the definitive agreement under certain circumstances. If the definitive agreement is terminated by NXP in certain circumstances, including termination by NXP to enter into a superior proposal for an alternative acquisition transaction or a termination following a change of recommendation by the NXP board of directors, NXP will be required to pay Qualcomm River Holdings a termination fee of $1.25 billion. If the definitive agreement is terminated by Qualcomm River Holdings under certain circumstances involving the failure to obtain the required regulatory approvals or the failure of NXP to complete certain pre-closing reorganization steps in all material respects, Qualcomm River Holdings will be required to pay NXP a termination fee of $2.0 billion.
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
Revenue Concentrations, Significant Customers and Geographical Information
Consolidated revenues from international customers and licensees as a percentage of total revenues were 98%, 99% and 99% in fiscal 2016, 2015 and 2014, respectively. During fiscal 2016, 57%, 17% and 12% of our revenues were from customers and licensees based in China (including Hong Kong), South Korea and Taiwan, respectively, compared to 53%, 16% and 13% during fiscal 2015, respectively, and 50%, 23% and 11% during fiscal 2014, respectively. We report revenues from external customers by country based on the location to which our products or services are delivered, which for QCT is generally the country in which our customers manufacture their products, or for licensing revenues, the invoiced addresses of our licensees. As a result, the revenues by country presented herein are not necessarily indicative of either the country in which the devices containing our products and/or intellectual property are ultimately sold to consumers or the country in which the companies that sell the devices are headquartered. For example, China revenues could include revenues related to shipments of integrated circuits to a company that is headquartered in South Korea but that manufactures devices in China, which devices are then sold to consumers in Europe and/or the United States. Additional geographic information is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 8. Segment Information.”
A small number of customers/licensees historically have accounted for a significant portion of our consolidated revenues. In fiscal 2016, 2015 and 2014, revenues from Samsung Electronics and from Hon Hai Precision Industry Co., Ltd./Foxconn, its affiliates and other suppliers to Apple Inc. each comprised more than 10% of consolidated revenues.
Research and Development
The communications industry is characterized by rapid technological change, evolving industry standards and frequent new product introductions, requiring a continuous effort to enhance existing products and technologies and to develop new products and technologies. We have significant engineering resources, including engineers with substantial expertise in CDMA, OFDMA and a broad range of other technologies. Using these engineering resources, we expect to continue to invest in research and development in a variety of ways in an effort to extend the demand for our products and services, including continuing the development of CDMA, OFDMA and other technologies, developing alternative technologies for certain specialized applications, participating in the formulation of new voice and data communication standards and technologies and assisting in deploying digital voice and data communications networks around the world. Our research and development team has a demonstrated track record of innovation in voice and data communication technologies and application processor technology, among others. Our research and development expenditures in fiscal 2016, 2015 and 2014 totaled approximately $5.2 billion, $5.5 billion and $5.5 billion, respectively.
We continue to invest significant resources towards advancements in 4G OFDMA-based technologies (including LTE) and 5G-based technologies. We also make acquisitions to meet certain technology needs, to obtain development resources or to pursue new business opportunities.
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
We have research and development centers in various locations throughout the world that support our global development activities and ongoing efforts to develop and/or advance 4G OFDMA, 5G and a broad range of other technologies. We continue to use our substantial engineering resources and expertise to develop new technologies, applications and services and make them available to licensees to help grow the communications industry and generate new or expanded licensing opportunities.
We also make investments in opportunities that leverage our existing technical and business expertise to deploy new and expanded product areas, such as RFFE, and enter into adjacent industry segments, such as products for automotive, the IoT, including the connected home, smart cities and wearables, data center, networking, mobile computing, mobile health and machine learning, including robotics, among others.
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

Competition
Competition faced by our operating segments is discussed under Operating Segments. Competition in the communications industry throughout the world continues to increase at a rapid pace as consumers, businesses and governments realize the potential of wireless communications products and services. We have facilitated competition in the wireless communications industry by licensing our technologies to, and therefore enabling, a large number of manufacturers. Although we have attained a significant position in the industry, many of our current and potential competitors may have advantages over us that include, among others: motivation by our customers in certain circumstances to utilize their own internally-developed integrated circuit products, to use our competitors’ integrated circuit products, or to choose alternative technologies; lower cost structures and/or a willingness and ability to accept lower prices and lower or negative margins for their products, particularly in China; foreign government support of other technologies or competitors; better known brand names; ownership and control of manufacturing facilities and greater expertise in manufacturing processes; more extensive relationships with local distribution companies and original equipment manufacturers in emerging geographic regions (such as China); and/or a more established presence in certain regions. These relationships may affect customers’ decisions to purchase products or license technology from us. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market positions to our detriment.
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

•
Qualcomm Wireless Reach. We invest in strategic programs that foster entrepreneurship, aid in public safety, enhance delivery of health care, enrich teaching and learning and improve environmental sustainability through the use of advanced wireless technologies.

Employees
At September 25, 2016, we employed approximately 30,500 full-time, part-time and temporary employees. During fiscal 2016, the number of employees decreased by approximately 2,500 primarily due to actions initiated under the Strategic Realignment Plan.
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

Executive Officers
Our executive officers (and their ages at September 25, 2016) are as follows:
Paul E. Jacobs, age 53, has served as Executive Chairman since March 2014. He has served as Chairman of the Board of Directors since March 2009 and as a director since June 2005. He served as Chief Executive Officer from July 2005 to March 2014 and as Group President of Qualcomm Wireless & Internet from July 2001 to June 2005. In addition, he served as an Executive Vice President from February 2000 to June 2005. Dr. Jacobs holds a B.S. degree in Electrical Engineering and Computer Science, an M.S. degree in Electrical Engineering and a Ph.D. degree in Electrical Engineering and Computer Science from the University of California, Berkeley.
Steve Mollenkopf, age 47, has served as Chief Executive Officer since March 2014 and as a director since December 2013. He served as Chief Executive Officer-elect and President from December 2013 to March 2014 and as President and Chief Operating Officer from November 2011 to December 2013. In addition, he served as Executive Vice President and Group President from September 2010 to November 2011, as Executive Vice President and President of QCT from August 2008 to September 2010, as Executive Vice President, QCT Product Management from May 2008 to August 2008, as Senior Vice President, Engineering and Product Management from July 2006 to May 2008 and as Vice President, Engineering from April 2002 to July 2006. Mr. Mollenkopf joined Qualcomm in 1994 as an engineer and throughout his tenure at Qualcomm has held several other technical and leadership positions. Mr. Mollenkopf holds a B.S. degree in Electrical Engineering from Virginia Tech and an M.S. degree in Electrical Engineering from the University of Michigan.
Derek K. Aberle, age 46, has served as President since March 2014. He served as Executive Vice President and Group President from November 2011 to March 2014, as President of QTL from September 2008 to November 2011 and as Senior Vice President and General Manager of QTL from October 2006 to September 2008. Mr. Aberle joined Qualcomm in December 2000 and prior to October 2006 held positions ranging from Legal Counsel to Vice President and General Manager of QTL. Mr. Aberle holds a B.A. degree in Business Economics from the University of California, Santa Barbara and a J.D. degree from the University of San Diego.
Cristiano R. Amon, age 46, has served as Executive Vice President, Qualcomm Technologies, Inc. (QTI, a subsidiary of Qualcomm Incorporated) and President of Qualcomm CDMA Technologies (QCT) since November 2015. He served as Executive Vice President, QTI and Co-President of QCT from October 2012 to November 2015, Senior Vice President, Qualcomm Incorporated and Co-President of QCT from June 2012 to October 2012, as Senior Vice President, QCT Product Management from October 2007 to June 2012 and as Vice President, QCT Product Management from September 2005 to October 2007. Mr. Amon joined Qualcomm in 1995 as an engineer and throughout his tenure at Qualcomm held several other technical and leadership positions. Mr. Amon holds a B.S. degree in Electrical Engineering from UNICAMP, the State University of Campinas, Brazil.
George S. Davis, age 58, has served as Executive Vice President and Chief Financial Officer since March 2013. Prior to joining Qualcomm, Mr. Davis was Chief Financial Officer of Applied Materials, Inc., a provider of manufacturing equipment, services and software to the semiconductor, flat panel display, solar photovoltaic and related industries, from November 2006 to March 2013. Mr. Davis held several other leadership positions at Applied Materials from November 1999 to November 2006. Prior to joining Applied Materials, Mr. Davis served 19 years with Atlantic Richfield Company in a number of finance and other corporate positions. Mr. Davis holds a B.A. degree in Economics and Political Science from Claremont McKenna College and an M.B.A. degree from the University of California, Los Angeles.
Matthew S. Grob, age 50, has served as Executive Vice President, Qualcomm Technologies, Inc. and Chief Technology Officer since October 2012. He served as Executive Vice President, Qualcomm Incorporated and Chief Technology Officer from July 2011 to October 2012 and as Senior Vice President, Engineering from July 2006 to July 2011. Mr. Grob joined Qualcomm in August 1991 as an engineer and throughout his tenure at Qualcomm held several other technical and leadership positions. Mr. Grob holds a B.S. degree in Electrical Engineering from Bradley University and an M.S. degree in Electrical Engineering from Stanford University.
Brian T. Modoff, age 57, has served as Executive Vice President, Strategy and Mergers & Acquisitions since October 2015. Prior to joining Qualcomm, Mr. Modoff was a Managing Director in Equity Research at Deutsche Bank Securities Inc. (Deutsche Bank), a provider of financial services, from March 1999 to October 2015. Prior to joining Deutsche Bank, Mr. Modoff was a research analyst at several financial institutions from November 1993 to March 1999. Mr. Modoff holds a B.A. degree in Economics from California State University, Fullerton and a Master of International Management from the Thunderbird School of Global Management.
Alexander H. Rogers, age 59, has served as Executive Vice President and President of QTL since October 2016. He served as Senior Vice President and President, QTL from September 2016 to October 2016, Senior Vice President, Deputy

General Counsel and General Manager of QTL from March 2016 to September 2016, Senior Vice President and Deputy General Counsel from October 2015 to March 2016 and Senior Vice President and Legal Counsel from April 2007 to October 2015. Mr. Rogers joined Qualcomm in January 2001 as Senior Legal Counsel and throughout his tenure at Qualcomm held several other leadership positions in the legal department. Prior to joining Qualcomm, Mr. Rogers was a partner at the law firm of Gray, Cary, Ware & Friedenrich (now DLA Piper). Mr. Rogers holds M.A. and B.A. degrees in English Literature from Georgetown University and a J.D. degree from Georgetown University Law Center.
Donald J. Rosenberg, age 65, has served as Executive Vice President, General Counsel and Corporate Secretary since October 2007. He served as Senior Vice President, General Counsel and Corporate Secretary of Apple Inc. from December 2006 to October 2007. From May 1975 to November 2006, Mr. Rosenberg held numerous positions at IBM Corporation, including Senior Vice President and General Counsel. Mr. Rosenberg has served as a member of the board of directors of NuVasive, Inc. since February 2016. Mr. Rosenberg holds a B.S. degree in Mathematics from the State University of New York at Stony Brook and a J.D. degree from St. John’s University School of Law.
Michelle Sterling, age 49, has served as Executive Vice President of Human Resources since May 2015. She served as Senior Vice President, Human Resources from October 2007 to April 2015. Ms. Sterling joined Qualcomm in 1994 and throughout her tenure at Qualcomm has held several other leadership positions. Ms. Sterling holds a B.S. degree in Business Management from the University of Redlands.
James H. Thompson, age 52, has served as Executive Vice President, Engineering for Qualcomm Technologies, Inc. since October 2012. He served as Senior Vice President, Engineering for Qualcomm Incorporated from July 1998 to October 2012. Dr. Thompson joined Qualcomm in 1992 as a senior engineer and throughout his tenure at Qualcomm held several other technical and leadership positions. Dr. Thompson holds B.S., M.S. and Ph.D. degrees in Electrical Engineering from the University of Wisconsin.
Item 1A. Risk Factors
You should consider each of the following factors in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of these risks occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also consider the other information set forth in this Annual Report in evaluating our business and our prospects, including but not limited to our financial statements and the related notes, and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Risks Related to Our Businesses
Our proposed acquisition of NXP involves a number of risks, including, among others, the risk that we fail to complete the acquisition, in a timely manner or at all, regulatory risks, risks associated with our use of a significant portion of our cash and our taking on significant indebtedness, other financial risks, integration risks, and risk associated with the reactions of customers, suppliers and employees.
Our and NXP’s obligations to consummate the proposed transaction are subject to the satisfaction or waiver of certain conditions, including, among others: (i) the tender of a minimum number of NXP’s outstanding common shares in the tender offer to be commenced by a subsidiary of Qualcomm Incorporated; (ii) the expiration or termination of any waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the receipt of regulatory clearance under European Union and certain other foreign antitrust laws; (iv) the absence of any law or order prohibiting the proposed transaction; (v) there being no event that would have a material adverse effect on NXP; (vi) the accuracy of the representations and warranties of NXP, subject to certain exceptions, and NXP’s material compliance with its covenants, in the definitive agreement; (vii) the approval of certain governance-related resolutions at an extraordinary general meeting of NXP’s shareholders; and (viii) the completion of certain internal reorganization steps with respect to NXP and the disposition of certain non-core assets of NXP. We cannot provide assurance that the conditions to the completion of the proposed transaction will be satisfied in a timely manner or at all, and if the proposed transaction is not completed, we would not realize any of the expected benefits.
The regulatory approvals required in connection with the proposed transaction may not be obtained or may contain materially burdensome conditions. If any conditions or changes to the structure of the proposed transaction are required to obtain these regulatory approvals, they may have the effect of jeopardizing or delaying completion of the proposed transaction or reducing our anticipated benefits. If we agree to any material conditions in order to obtain any approvals required to complete the proposed transaction, our business and results of operations may be adversely affected.

In addition, the use of a significant portion of our cash and the incurrence of substantial indebtedness in connection with the financing of the proposed transaction may have an adverse impact on our liquidity, limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions. See the Risk Factor entitled “There are risks associated with our indebtedness.”
If the proposed transaction is not completed, our stock price could fall to the extent that our current price reflects an assumption that we will complete it. Furthermore, if the proposed transaction is not completed and the purchase agreement is terminated, we would not realize any of the expected benefits of the proposed transaction, and we may suffer other consequences that could adversely affect our business, results of operations and stock price, including, among others:

•	we could be required to pay a termination fee to NXP of $2.0 billion;

•	we will have incurred and may continue to incur costs relating to the proposed transaction, many of which are payable by us whether or not the proposed transaction is completed;

•
matters relating to the proposed transaction (including integration planning) require substantial commitments of time and resources by our management team and numerous others throughout our organization, which could otherwise have been devoted to other opportunities;

•	we may be subject to legal proceedings related to the proposed transaction or the failure to complete the proposed transaction;

•	the failure to consummate the proposed transaction may result in negative publicity and a negative perception of us in the investment community; and

•
any disruptions to our business resulting from the announcement and pendency of the proposed transaction, including any adverse changes in our relationships with our customers, suppliers, partners or employees, may continue or intensify in the event the proposed transaction is not consummated.

The proposed transaction will be our largest acquisition to date, by a significant margin. The benefits we expect to realize from the proposed transaction will depend, in part, on our ability to integrate the businesses successfully and efficiently. See the Risk Factor entitled “We may engage in strategic acquisitions, transactions or make investments that could adversely affect our financial results or fail to enhance stockholder value.”
Furthermore, uncertainties about the proposed transaction may cause our and/or NXP’s current and prospective employees to experience uncertainty about their futures. These uncertainties may impair our and/or NXP’s ability to retain, recruit or motivate key management, engineering, technical and other personnel. Similarly, our and/or NXP’s existing or prospective customers, licensees, suppliers and/or partners may delay, defer or cease purchasing products or services from or providing products or services to us or NXP; delay or defer other decisions concerning us or NXP; or otherwise seek to change the terms on which they do business with us or NXP. Any of the above could harm us and/or NXP, and thus decrease the benefits we expect to receive from the proposed transaction.
The proposed transaction may also result in significant charges or other liabilities that could adversely affect our financial results, such as cash expenses and non-cash accounting charges incurred in connection with our acquisition and/or integration of the business and operations of NXP. Further, our failure to identify or accurately assess the magnitude of certain liabilities we are assuming in the proposed transaction could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition. The price of our common stock following the proposed transaction could decline to the extent our financial results are materially affected by any of these events.
Our revenues depend on commercial network deployments, expansions and upgrades of CDMA, OFDMA and other communications technologies; our customers’ and licensees’ sales of products and services based on these technologies; and customers’ demand for our products and services.
We develop, patent and commercialize technology and products based on CDMA, OFDMA and other communications technologies, which are primarily wireless. We depend on operators of wireless networks and our customers and licensees to adopt these technologies for use in their networks, devices and services. We also depend on our customers and licensees to develop devices and services based on these technologies with value-added features to drive consumer demand for new 3G, 3G/4G multimode and 4G devices, as well as establishing the selling prices for such devices. Further, we depend on the timing of our customers’ and licensees’ deployments of new devices and services based on these technologies. Increasingly, we also depend on operators of wireless networks, our customers and licensees and other third parties to incorporate these technologies into new device types and into industries beyond traditional cellular communications, such as automotive, the IoT, including the connected home, smart cities and wearables, data center, networking, mobile computing, mobile health and machine learning, including robotics, among others. We are also impacted by consumers’ rates of replacement of smartphones and other computing devices.
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

•
government regulators delay making sufficient spectrum available for 3G, 4G, new unlicensed technologies that we are developing in conjunction with 3G and 4G, as well as for 5G, thereby restricting the ability of wireless operators to deploy or expand the use of these technologies;

•	wireless operators delay or do not drive improvements in 3G or 3G/4G multimode network performance and/or capacity;

•
our customers’ and licensees’ revenues and sales of products, particularly premium-tier products, and services using these technologies do not grow or do not grow as quickly as anticipated due to, for example, the maturity of smartphone penetration in developed regions;

•	our intellectual property and technical leadership included in the 5G standardization effort is different than in 3G and 4G standards;

•	the standardization and/or deployment of 5G technology is delayed; and/or

•
we are unable to drive the adoption of our products and services into networks and devices, including devices beyond traditional cellular applications, based on CDMA, OFDMA and other communications technologies.

Our industry is subject to competition in an environment of rapid technological change that could result in decreased demand and/or declining average selling prices for our products and/or those of our customers and/or licensees.
Our products, services and technologies face significant competition. We expect competition to increase as our current competitors expand their product offerings or reduce the prices of their products as part of a strategy to attract new business and/or customers, as new opportunities develop and as new competitors enter the industry. Competition in wireless communications is affected by various factors that include, among others: device manufacturer concentrations; growth in demand, consumption and competition in emerging geographic regions; government intervention and/or support of national industries and/or competitors; evolving industry standards and business models; evolving methods of transmission of voice and data communications; increasing data traffic and densification of wireless networks; convergence and aggregation of connectivity technologies (including Wi-Fi and LTE) in both devices and access points; consolidation of wireless technologies and infrastructure at the network edge; networking and connectivity trends (including cloud services); use of both licensed and unlicensed spectrum; the evolving nature of computing (including demand for always on, always connected capabilities); the speed of technological change (including the transition to smaller geometry process technologies); value-added features that drive selling prices as well as consumer demand for new 3G, 3G/4G multimode and 4G devices; turnkey, integrated products that incorporate hardware, software, user interface, applications and reference designs; scalability; and the ability of the system technology to meet customers’ immediate and future network requirements. We anticipate that additional competitors will introduce products as a result of growth opportunities in wireless communications, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in certain segments of the industry. Additionally, the semiconductor industry has experienced and may continue to experience consolidation, which could result in significant changes to the competitive landscape.
We expect that our future success will depend on, among other factors, our ability to:

•
differentiate our integrated circuit products with innovative technologies across multiple products and features (e.g., modem, RFFE, graphics and/or other processors, camera and connectivity) and with smaller geometry process technologies that drive performance;

•	develop and offer integrated circuit products at competitive cost and price points to effectively cover both emerging and developed geographic regions and all device tiers;

•
continue to drive the adoption of our integrated circuit products into the most popular device models and across a broad spectrum of devices, such as smartphones, tablets, other computing devices, automobiles, wearable and other connected devices and infrastructure products;

•
maintain and/or accelerate demand for our integrated circuit products at the premium device tier, while increasing the adoption of our products in mid- and low-tier devices, in part by strengthening our integrated circuit product roadmap for, and developing channel relationships in, emerging geographic regions, such as China and India, and by providing turnkey products, which incorporate our integrated circuits, for low- and mid-tier smartphones and tablets;

•
continue to be a leader in 4G technology evolution, including expansion of our LTE-based single mode licensing program in areas where single-mode products are commercialized, and continue to innovate and introduce 4G turnkey, integrated products and services that differentiate us from our competition;

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

•
increase and/or accelerate demand for our semiconductor component products, including RFFE, and our wired and wireless connectivity products, including networking products for consumers, carriers and enterprise equipment and connected devices;

•
identify potential acquisition targets that will grow or sustain our business or address strategic needs, reach agreement on terms acceptable to us and effectively integrate these new businesses and/or technologies;

•
create standalone value and/or contribute to the success of our existing businesses through acquisitions, joint ventures and other transactions (and/or by developing customer, licensee and/or vendor relationships) in new industry segments and/or disruptive technologies, products and/or services (such as products for automotive, the IoT, including the connected home, smart cities and wearables, data center, networking, mobile computing, mobile health and machine learning, including robotics, among others);

•
become a leading supplier of radio frequency front-end products, which are designed to address cellular radio frequency band fragmentation while improving radio frequency performance and assist original equipment manufacturers in developing multiband, multimode mobile devices;

•	be a leader in 5G technology development, standardization, intellectual property creation and licensing and develop and commercialize 5G integrated circuit products and services; and/or

•
continue to develop brand recognition to effectively compete against better known companies in mobile computing and other consumer driven segments and to deepen our presence in significant emerging geographic regions.

Competition in any or all product tiers may result in the loss of certain business or customers, which would negatively impact our revenues and operating results. Such competition may also reduce average selling prices for our chipset products and/or the products of our customers and licensees. Certain of these dynamics are particularly pronounced in emerging geographic regions where competitors may have lower cost structures and/or may have a willingness and ability to accept lower prices and/or lower or negative margins on their products (particularly in China). Reductions in the average selling prices of our chipset products, without a corresponding increase in volumes, would negatively impact our revenues, and without corresponding decreases in average unit costs, would negatively impact our margins. In addition, reductions in the average selling prices of our licensees’ products, unless offset by an increase in volumes, would generally decrease total royalties payable to us, negatively impacting our licensing revenues.
Companies that promote standards that are neither CDMA- nor OFDMA-based (e.g., GSM) as well as companies that design integrated circuits based on CDMA, OFDMA, Wi-Fi or their derivatives are generally competitors or potential competitors. Examples (some of which are strategic partners of ours in other areas) include Broadcom Limited, Cirrus Logic, Ericsson, HiSilicon Technologies, Intel, Leadcore Technology Co., Ltd., Marvell Technology, Maxim Integrated Products, MediaTek, Microchip Technology Inc., Nvidia, Qorvo Inc., Realtek Semiconductor, Samsung Electronics, Skyworks Solutions Inc. and Spreadtrum Communications (which is controlled by Tsinghua Unigroup). Some of these current and potential competitors may have advantages over us that include, among others: motivation by our customers in certain circumstances to utilize their own internally-developed integrated circuit products, to use our competitors’ integrated circuit products, or to choose alternative technologies; lower cost structures and/or a willingness and ability to accept lower prices and lower or negative margins for their products, particularly in China; foreign government support of other technologies or competitors; better known brand names; ownership and control of manufacturing facilities and greater expertise in manufacturing processes; more extensive relationships with local distribution companies and original equipment manufacturers in emerging geographic regions (such as China); and/or a more established presence in certain regions.
We derive a significant portion of our consolidated revenues from a small number of customers and licensees. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuates, our operating results could be negatively affected.
Our QCT segment derives a significant portion of its revenues from a small number of customers, and we expect this trend to continue in the foreseeable future. Our industry is experiencing and may continue to experience concentration of device share among a few companies, particularly at the premium tier, contributing to this trend. In addition, certain of our largest integrated circuit customers develop their own integrated circuit products, which they have in the past chosen, and may in the future choose, to utilize in certain of their devices rather than our integrated circuit products (and/or sell their integrated circuit products to third parties in competition with us). Also, one of our largest integrated circuit customers has begun to utilize products of one of our competitors in certain of their devices rather than our products.
The loss of any one of our significant customers, a reduction in the purchases of our products by such customers or the cancelation of significant purchases from any of these customers, whether due to the use of their own integrated circuit products, our competitors’ integrated circuit products or otherwise, would reduce our revenues and could harm our ability to achieve or sustain expected operating results, and a delay of significant purchases, even if only temporary, would reduce our revenues in the period of the delay. Further, the concentration of device share among a few companies, and the corresponding purchasing power of these companies, may result in lower prices for our products which, if not accompanied by a sufficient increase in the volume of purchases of our products, could have an adverse effect on our revenues and margins. In addition, the timing and size of purchases by our significant customers may be impacted by the timing of such customers’ new or next generation product introductions, over which we have no control, and the timing of such introductions may cause our operating results to fluctuate. Accordingly, if current industry dynamics and concentrations continue, our QCT segment’s revenues will continue to depend largely upon, and be impacted by, future purchases, and the timing and size of any such future purchases, by these significant customers.
One of our largest customers purchases our Mobile Data Modem (MDM) products, which do not include our integrated application processor technology and which have lower revenue and margin contributions than our combined modem and application processor products. To the extent such customer takes device share from our other customers who purchase our integrated modem and application processor products, our revenues and margins may be negatively impacted.
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
Although we have more than 330 CDMA-based licensees, our QTL segment derives a significant portion of licensing revenues from a limited number of licensees. In the event that one or more of our significant licensees fail to meet their reporting and/or payment requirements or we are unable to renew or modify one or more of such license agreements under similar terms, our revenues, operating results and cash flows would be adversely impacted. Moreover, the future growth and success of our core licensing business will depend in part on the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain customer acceptance. We have little or no control over the product development, sales efforts or pricing of products by our licensees, and our licensees might not be successful. Reductions in the average selling prices of wireless devices sold by our major licensees, without a sufficient increase in the volumes of such devices sold, would generally have an adverse effect on our licensing revenues.
We derive a significant portion of our consolidated revenues from the premium-tier device segment. If sales of premium-tier devices decrease, and/or sales of our premium-tier integrated circuit products decrease, our operating results could be negatively affected.
We derive a significant portion of our revenues from the premium-tier device segment, and we expect this trend to continue in the foreseeable future. We have experienced, and expect to continue to experience, slowing growth in the premium-tier device segment due to, among other factors, lengthening replacement cycles in developed regions, where premium-tier smartphones are common; increasing consumer demand in emerging regions, particularly China, where premium-tier smartphones are less common and replacement cycles are on average longer than in developed regions; and/or a maturing premium-tier smartphone industry in which demand is increasingly driven by new product launches and/or innovation cycles.
In addition, as discussed in the prior risk factor, our industry is experiencing concentration of device share among a few companies at the premium tier, which gives them significant supply chain leverage. Further, those companies may utilize their own internally-developed integrated circuit products, or our competitors’ integrated circuit products, rather than our products in a portion of their devices. These dynamics may result in lower prices for and/or reduced sales of our premium-tier integrated circuit products.
A reduction in sales of premium-tier devices, or a reduction in sales of our premium-tier integrated circuit products (which have a higher revenue and margin contribution than our lower-tier integrated circuit products), may reduce our revenues and margins and may harm our ability to achieve or sustain expected operating results.
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
From time to time, companies initiate various strategies to attempt to renegotiate, mitigate and/or eliminate their need to pay royalties to us for the use of our intellectual property. These strategies have included: (i) litigation, often alleging infringement of patents held by such companies, patent misuse, patent exhaustion, patent invalidity and/or unenforceability of our patents and/or licenses, or some form of unfair competition; (ii) taking positions contrary to our understanding of their contracts with us; (iii) appeals to governmental authorities; (iv) collective action, including working with wireless operators, standards bodies, other like-minded companies and other organizations, on both formal and informal bases, to adopt intellectual property policies and practices that could have the effect of limiting returns on intellectual property innovations; (v) lobbying governmental regulators and elected officials for the purpose of seeking the imposition of some form of compulsory licensing and/or to weaken a patent holder’s ability to enforce its rights or obtain a fair return for such rights; and (vi) licensees using various strategies to attempt to shift their royalty obligation to their suppliers that results in lowering the wholesale (i.e., licensee’s) selling price on which the royalty is calculated. In addition, certain licensees have disputed or underreported royalties owed to us under their license agreements with us or reported to us in a manner that is not in compliance with their contractual obligations, and certain companies have yet to enter into or delayed entering into license agreements with us for their use of our intellectual property, and licensees and/or companies may continue to do so in the future. Further, to the extent such licensees and/or companies increase their device share, the negative impact of their underreporting and/or non-reporting on our business and operating results will be exacerbated.
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
We are subject to government regulations and policies. Our business may suffer as a result of adverse rulings in government investigations or other proceedings, new or changed laws, regulations or policies and/or our failure or inability to comply with laws, regulations or policies.
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
The enforcement and protection of our intellectual property rights may be expensive, could fail to prevent misappropriation or unauthorized use of our intellectual property rights, could result in the loss of our ability to enforce one or more patents, or could be adversely affected by changes in patent laws, by laws in certain foreign jurisdictions that may not effectively protect our intellectual property rights or by ineffective enforcement of laws in such jurisdictions.
We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements, international treaties and other methods, to protect our proprietary information, technologies and processes, including our patent portfolio. Policing unauthorized use of our products, technologies and proprietary information is difficult and time consuming. The steps we have taken have not always prevented, and we cannot be certain the steps we will take in the future will prevent, the misappropriation or unauthorized use of our proprietary information and technologies, particularly in foreign countries where the laws may not protect our proprietary intellectual property rights as fully or as readily as United States laws or where the enforcement of such laws may be lacking or ineffective. Some industry participants who have a vested interest in devaluing patents in general, or standard-essential patents in particular, have mounted attacks on certain patent systems, increasing the likelihood of changes to established patent laws. In the United States, there is continued discussion regarding potential patent law changes and current and potential future litigation regarding patents, the outcomes of which could be detrimental to our licensing business. The laws in certain foreign countries in which our products are or may be manufactured or sold, including certain countries in Asia, may not protect our intellectual property rights to the same extent as the laws in the United States. We expect that the European Union will adopt a unitary patent system in the next few years that may broadly impact that region’s patent regime. We cannot predict with certainty the long-term effects of any potential changes. In addition, we cannot be certain that the laws and policies of any country or the practices of any standards bodies, foreign or domestic, with respect to intellectual property enforcement or licensing or the adoption of standards, will not be changed in the future in a way detrimental to our licensing program or to the sale or use of our products or technology.
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
We have entered into litigation in the past and may need to further litigate in the future to enforce our contract and/or intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. As a result of any such litigation, we could lose our ability to enforce one or more patents, portions of our license agreements could be determined to be invalid or unenforceable (which may in turn result in other licensees either not complying with their existing license agreements and/or initiating litigation) and/or we could incur substantial unexpected operating costs. Any action we take to enforce our contract or intellectual property rights could be costly and could absorb significant management time and attention, which, in turn, could negatively impact our operating results. Further, even a positive resolution to our enforcement efforts may take time to conclude, which may reduce our revenues in the period prior to conclusion.
Our growth increasingly depends on our ability to extend our products and services into new and expanded product areas, such as RFFE, and adjacent industry segments outside of traditional cellular industries, such as the IoT, automotive and computing, among others. Our research, development and other investments in these new and expanded product areas and industry segments, and related technologies, products and services, as well as in our existing technologies, products and services and new technologies, such as 5G, may not generate operating income or contribute to future operating results that meet our expectations.
Our industry is subject to rapid technological change, evolving industry standards and frequent new product introductions, and we must make substantial research, development and other investments, such as acquisitions, in new products, services and technologies to compete successfully. Technological innovations generally require significant research and development efforts before they are commercially viable. While we continue to invest significant resources toward advancements primarily in support of 4G OFDMA- and 5G-based technologies, we also innovate across a broad spectrum of opportunities to deploy new and expanded products and enter into adjacent industry segments by leveraging our existing technical and business expertise and/or through acquisitions.
In particular, our future growth significantly depends on new and expanded product areas, such as RFFE, and adjacent industry segments, such as automotive, IoT, including the connected home, smart cities and wearables, data center, networking, mobile computing, mobile health and machine learning, including robotics, among others; our ability to develop leading and cost-effective technologies, products and services for new and expanded product areas and adjacent industry segments; and third parties incorporating our technology, products and services into device types used in these product areas and industry segments. Accordingly, we intend to continue to make substantial investments in these new and expanded product areas and adjacent industry segments, and in developing new products, services and technologies for these product areas and industry segments.
However, our research, development and other investments in these new and expanded product areas and adjacent industry segments, and corresponding technologies, products and services, as well as in our existing, technologies, products and services and new technologies, such as use of both licensed and unlicensed spectrum, convergence of cellular and Wi-Fi and 5G, may not succeed due to, among others: new industry segments and/or consumer demand may not grow as anticipated; our strategies and/or the strategies of our customers, licensees or partners may not be successful; improvements in alternate technologies in ways that reduce the advantages we anticipate from our investments; competitors’ products or services being more cost effective, having more capabilities or fewer limitations or being brought to market faster than our new products and services; and competitors having longer operating histories in industry segments that are new to us. We may also underestimate the costs of or overestimate the future operating income and/or margins that could result from these investments, and these investments may not, or may take many years to, generate material returns.
If our new technologies, products and/or services are not successful, or are not successful in the time frame we anticipate, we may incur significant costs and/or asset impairments, our business may not grow as anticipated, our revenues and/or margins may be negatively impacted and/or our reputation may be harmed.
The continued and future success of our licensing programs can be impacted by the deployment of other technologies in place of technologies based on CDMA, OFDMA and their derivatives; the success of our licensing programs for 4G single mode products and emerging industry segments; and the need to extend license agreements that are expiring and/or to cover additional future patents.
Although we own a very strong portfolio of issued and pending patents related to GSM, GPRS, EDGE, OFDM, OFDMA, WLAN and other technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing revenues as our CDMA licensing program has been. Many wireless operators are investigating, have selected or have deployed OFDMA-based LTE as their next-generation 4G technology in existing (or future if not yet deployed) wireless spectrum bands as complementary to their existing CDMA-based networks. While 3G/4G multimode products are generally covered by our existing 3G licensing agreements, products that implement 4G but do not also implement 3G are generally not covered by these agreements. Although we believe that our patented technology is essential and useful to implementation of the LTE industry standards and have granted royalty-bearing licenses to more than 210 companies (including Huawei, Lenovo, LG, Microsoft, Oppo, Samsung, Sony Mobile, vivo, Xiaomi and ZTE) that have realized that they need a license to our patents to make and sell products implementing 4G standards but not implementing 3G standards, it may be difficult to agree on material terms and/or conditions of new license agreements that are acceptable to us with companies that are currently unlicensed. Further, the royalty rates for single mode 4G products are lower than our royalty rates for 3G and 3G/4G multimode products, so, without a corresponding increase in volumes and/or device ASP, we will not achieve the same licensing revenues on such LTE products as on 3G and 3G/4G multimode products. In addition, new connectivity and other services are emerging that rely on devices that may or may not be used on traditional cellular networks, such as devices used in the connected home or the IoT. We also seek to diversify and broaden our technology licensing programs to new industry segments in which we can utilize our technology leadership, such as wireless charging and other technologies. Standards, even de facto standards, that develop as these technologies mature, in particular those that do not include a base level of interoperability, may impact our ability to obtain royalties that are equivalent to those that we receive for 3G and 3G/4G multimode products used in cellular communications. Although we believe that our patented technology is essential and useful to the commercialization of such services, the royalties we receive may be lower than those we receive from our current licensing program.
Over the long-term, we need to continue to evolve our patent portfolio. If we do not maintain a strong portfolio that is applicable to current and/or future standards (such as 5G), products and/or services, our future licensing revenues could be negatively impacted.
The licenses granted to and from us under a number of our license agreements include only patents that are either filed or issued prior to a certain date and, in a small number of agreements, royalties are payable on those patents for a specified time period. As a result, there are agreements with some licensees where later patents are not licensed by or to us and/or royalties are not owed to us under such license agreements after the specified time period. Additionally, certain of our license agreements (including essentially all of our recent agreements in China) are effective for a specified term. In order to license or to obtain a license to such later patents or after the expiration of a specified term, or to receive royalties after the specified time period, we will need to extend or modify such license agreements or enter into new license agreements with such licensees. Accordingly, to the extent not renewed on their terms or by election for an additional (generally multi-year) period, if applicable, we will need to extend or modify such license agreements or enter into new license agreements with such licensees more frequently than we have done historically. We might not be able to renew those license agreements, or enter into new license agreements, in the future without affecting the material terms and conditions of our license agreements with such licensees, and such modifications or new agreements may negatively impact our revenues. If there is a delay in renewing a license agreement prior to its expiration, there would be a delay in our ability to recognize revenues related to that licensee’s product sales. Further, if we are unable to reach agreement on such modifications or new agreements, it could result in patent infringement litigation with such companies.
We depend on a limited number of third-party suppliers for the procurement, manufacture and testing of our products. If we fail to execute supply strategies that provide technology leadership, supply assurance and low cost, our operating results and our business may be harmed. We are also subject to order and shipment uncertainties that could negatively impact our operating results.
Our QCT segment currently utilizes a fabless production model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. We employ both turnkey and two-stage manufacturing models to purchase our integrated circuits. Under the turnkey model, our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing model, we purchase die in singular or wafer form from semiconductor manufacturing foundries and contract with separate third-party suppliers for manufacturing services such as wafer bump, probe, assembly and final test. The semiconductor manufacturing foundries that supply products to our QCT segment are primarily located in Asia, as are our primary warehouses where we store finished goods for fulfillment of customer orders. The following could have an adverse effect on our ability to meet customer demands and/or negatively impact our revenues, business operations, profitability and/or cash flows:

•	a reduction, interruption, delay or limitation in our product supply sources;

•	a failure by our suppliers to procure raw materials or to provide or allocate adequate manufacturing or test capacity for our products;

•	our suppliers’ inability to react to shifts in product demand or an increase in raw material or component prices;

•	our suppliers’ delay in developing leading process technologies, or inability to develop or maintain leading process technologies, including transitions to smaller geometry process technologies;

•	the loss of a supplier or the inability of a supplier to meet performance, quality or yield specifications or delivery schedules; and/or

•	additional expense and/or production delays as a result of qualifying a new supplier and commencing volume production or testing in the event of a loss of or a decision to add or change a supplier.
While we have established alternate suppliers for certain technologies, we rely on sole- or limited-source suppliers for certain products, subjecting us to significant risks, including: possible shortages of raw materials or manufacturing capacity; poor product performance; and reduced control over delivery schedules, manufacturing capability and yields, quality assurance, quantity and costs. To the extent we have established alternate suppliers, these suppliers may require significant levels of support to bring complex technologies to production. As a result, we may invest a significant amount of effort and resources and incur higher costs to support and maintain such alternate suppliers. Further, any future consolidation of foundry suppliers could increase our vulnerability to sole- or limited-source arrangements and reduce our suppliers’ willingness to negotiate pricing, which could negatively impact our ability to achieve cost reductions and/or increase our manufacturing costs. Our arrangements with our suppliers may obligate us to incur costs to manufacture and test our products that do not decrease at the same rate as decreases in pricing to our customers. Our ability, and that of our suppliers, to develop or maintain leading process technologies, including transitions to smaller geometry process technologies, and to effectively compete with the manufacturing processes and performance of our competitors, could impact our ability to introduce new products and meet customer demand, could increase our costs (possibly decreasing our margins) and could subject us to the risk of excess inventories. Our inability to meet customer demand due to sole- or limited-sourcing and/or the additional costs that we incur because of these or other supply constraints or because of the need to support alternate suppliers could negatively impact our business and our results of operations.
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
From time to time, companies have asserted, and may again assert, patent, copyright and other intellectual property rights against our products or products using our technologies or other technologies used in our industry. These claims have resulted and may again result in our involvement in litigation. We may not prevail in such litigation given, among other factors, the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products or services were found to infringe another company’s intellectual property rights, we could be subject to an injunction or be required to redesign our products or services, which could be costly, or to license such rights and/or pay damages or other compensation to such other company. If we are unable to redesign our products or services, license such intellectual property rights used in our products or services or otherwise distribute our products (e.g., through a licensed supplier), we could be prohibited from making and selling such products or providing such services. In any potential dispute involving other companies’ patents or other intellectual property, our chipset foundries, semiconductor assembly and test providers and customers could also become the targets of litigation. We are contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent infringement by products or services sold or provided by us. Reimbursements under indemnification arrangements could have an adverse effect on our results of operations. Furthermore, any such litigation could severely disrupt the supply of our products and the businesses of our chipset customers and their customers, which in turn could hurt our relationships with them and could result in a decline in our chipset sales and/or reductions in our licensees’ sales, causing a corresponding decline in our chipset and/or licensing revenues. Any claims, regardless of their merit, could be time consuming to address, result in costly litigation, divert the efforts of our technical and management personnel or cause product release or shipment delays, any of which could have an adverse effect on our operating results.
We expect that we may continue to be involved in litigation and may have to appear in front of administrative bodies (such as the United States International Trade Commission) to defend against patent assertions against our products by companies, some of whom are attempting to gain competitive advantage or leverage in licensing negotiations. We may not be successful in such proceedings, and if we are not, the range of possible outcomes is very broad and may include, for example, monetary damages or fines or other orders to pay money, royalty payments, injunctions on the sale of certain of our integrated circuit products (and/or on the sale of our customers’ devices using such products) and/or the issuance of orders to cease certain conduct and/or modify our business practices. Further, a governmental body in a particular country or region may assert, and may be successful in imposing, remedies with effects that extend beyond the borders of that country or region. In addition, a negative outcome in any such proceeding could severely disrupt the business of our chipset customers and their wireless operator customers, which in turn could harm our relationships with them and could result in a decline in our worldwide chipset sales and/or a reduction in our licensees’ sales to wireless operators, causing corresponding declines in our chipset and/or licensing revenues.
Certain legal matters, including certain claims by other companies that we infringe their intellectual property, are described more fully in this Annual Report in “Notes to Consolidated Financial Statements, Note 7. Commitments and Contingencies.”
We may engage in strategic acquisitions, transactions or make investments that could adversely affect our financial results or fail to enhance stockholder value.
We engage in strategic acquisitions and other transactions, including joint ventures, and make investments, which we believe are important to the future of our business, with the goal of maximizing stockholder value. We acquire businesses and other assets, including patents, technology, wireless spectrum and other intangible assets, enter into joint ventures or other strategic transactions and purchase minority equity interests in or make loans to companies that may be private and early-stage. Our strategic activities are generally focused on opening new or expanding opportunities for our technologies and supporting the design and introduction of new products and services (or enhancing existing products or services) for voice and data communications and new industry segments. Recent material transactions include our acquisition of CSR plc, our pending joint venture with TDK Corporation and our proposed acquisition of NXP. Many of our strategic activities entail a high degree of risk and require the use of domestic and/or foreign capital, and investments may not become liquid for several years after the date of the investment, if at all. Our strategic activities may not generate financial returns or result in increased adoption or continued use of our technologies, products or services. In some cases, we may be required to consolidate or record our share of the earnings or losses of companies in which we have acquired ownership interests. In addition, we may record impairment charges related to our strategic activities. Any losses or impairment charges that we incur related to strategic activities will have a negative impact on our financial results, and we may continue to incur new or additional losses related to strategic assets or investments that we have not fully impaired or exited. We may underestimate the costs and/or overestimate the benefits, including product and other synergies and growth opportunities that we expect to realize, and we may not achieve them. If we do not achieve the anticipated benefits of business acquisitions or other strategic activities, our results of operations may be adversely affected, and we may not enhance stockholder value by engaging in these transactions.
Achieving the anticipated benefits of business acquisitions, including joint ventures and other strategic investments in which we have management and operational control, depends in part upon our ability to integrate the businesses in an efficient and effective manner and achieve anticipated synergies. Such integration is complex and time consuming and involves significant challenges, including, among others: retaining key employees; successfully integrating new employees, technology, products, processes, operations (including manufacturing operations), sales and distribution channels, business models and business systems; retaining customers and suppliers of the businesses; consolidating research and development and/or supply operations; minimizing the diversion of management’s attention from ongoing business matters; and consolidating corporate and administrative infrastructures; and managing the increased scale, complexity and globalization of our business, operations and employee base. We may not derive any commercial value from associated technologies or products or from future technologies or products based on these technologies, and we may be subject to liabilities that are not covered by indemnification protection that we may obtain, or we may become subject to litigation. Additionally, we may not be successful in entering or expanding into new sales or distribution channels, business or operational models (including manufacturing), geographic regions, industry segments and/or categories of products served by or adjacent to the associated businesses or in addressing potential new opportunities that may arise out of the combination.
Our use of open source software may harm our business.
Certain of our software and our suppliers’ software may contain or may be derived from “open source” software, and we have seen, and believe we will continue to see, an increase in customers requesting that we develop products, including software associated with our integrated circuit products, that incorporate open source software elements and operate in an open source environment, which, under certain open source licenses, may offer accessibility to a portion of a product’s source code and may expose related intellectual property to adverse licensing conditions. Licensing of such software may impose certain obligations on us if we were to distribute derivative works of the open source software. For example, these obligations may require us to make source code for the derivative works available to our customers in a manner that allows them to make such source code available to their customers or license such derivative works under a particular type of license that is different than what we customarily use to license our software. Developing open source products, while adequately protecting the intellectual property rights upon which our licensing business depends, may prove burdensome and time-consuming under certain circumstances, thereby placing us at a competitive disadvantage. Also, our use and our customers’ use of open source software may subject our products and our customers’ products to governmental scrutiny and delays in product certification, which could cause customers to view our products as less desirable than our competitors’ products.

While we believe we have taken appropriate steps and employ adequate controls to protect our intellectual property rights, our use of open source software presents risks that could have an adverse effect on these rights and on our business.
Our stock price, earnings and the fair value of our investments are subject to substantial quarterly and annual fluctuations and to market downturns.
Our stock price and earnings have fluctuated in the past and are likely to fluctuate in the future. Factors that may have a significant impact on the market price of our stock and/or earnings include those identified throughout this Risk Factors section, volatility of the stock market in general and technology-based companies in particular, announcements concerning us, our suppliers, our competitors or our customers or licensees and variations between our actual results or guidance and expectations of securities analysts, among others. Further, increased volatility in the financial markets and/or overall economic conditions may reduce the amounts that we realize in the future on our cash equivalents and/or marketable securities and may reduce our earnings as a result of any impairment charges that we record to reduce recorded values of marketable securities to their fair values.
In the past, securities class action litigation has been brought against a company following periods of volatility in the market price of its securities. Due to changes in our stock price, we are and may in the future be the target of securities litigation. Securities litigation could result in substantial uninsured costs and divert management’s attention and our resources. Certain legal matters, including certain securities litigation brought against us, are described more fully in this Annual Report in “Notes to Consolidated Financial Statements, Note 7. Commitments and Contingencies.”
We maintain an extensive investment portfolio of varied holdings, which are generally classified as available-for-sale and are therefore recorded on our consolidated balance sheet at fair value, with unrealized gains or losses reported as a component of accumulated other comprehensive income. The fair value of our investments are subject to fluctuation based primarily on market price volatility, as well as the underlying operations of the associated investment, among other things. If the fair value of such investments decreases below their cost basis, as some of our previous investments have, we may be required in certain circumstances to recognize a loss in our results of operations. The sensitivity of and risks associated with the market value of our investment portfolio are described more fully in this Annual Report in “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
There are risks associated with our indebtedness.
Our outstanding indebtedness and any additional indebtedness we incur, including in connection with our proposed acquisition of NXP, may have negative consequences on our business, including, among others:

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
Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things: repatriate funds to the United States at substantial tax cost; refinance or restructure all or a portion of our indebtedness; reduce or delay planned capital or operating expenditures; or sell selected assets. Such measures might not be sufficient to enable us to service our debt. In addition, any such refinancing, restructuring or sale of assets might not be available on economically favorable terms or at all, and if prevailing interest rates at the time of any such refinancing and/or restructuring are higher than our current rates, interest expense related to such refinancing and/or restructuring would increase. If there are adverse changes in the ratings assigned to our debt securities by credit rating agencies, our borrowing costs, our ability to access debt in the future and/or the terms of such debt could be adversely affected.
Global, regional or local economic conditions that impact the mobile communications industry or the other industries in which we operate could negatively affect the demand for our products and services and our customers’ or licensees’ products and services, which may negatively affect our revenues.
A decline in global, regional or local economic conditions or a slow-down in economic growth, particularly in geographic regions with high concentrations of wireless voice and data users or high concentrations of our customers or licensees, could have adverse, wide-ranging effects on demand for our products and for the products and services of our customers or licensees, particularly equipment manufacturers or others in the wireless communications industry who buy their products, such as wireless operators. Any prolonged economic downturn may result in a decrease in demand for our products or technologies; the insolvency of key suppliers, customers or licensees; delays in reporting and/or payments from our licensees and/or customers; failures by counterparties; and negative effects on wireless device inventories. In addition, our customers’ ability to purchase or pay for our products and services and network operators’ ability to upgrade their wireless networks could be adversely affected by economic conditions, leading to a reduction, cancelation or delay of orders for our products or services.
We may not be able to attract and retain qualified employees.
Our future success depends largely upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to identify, attract, retain and motivate them, particularly in an environment of cost reductions. Implementing our business strategy requires specialized engineering and other talent, as our revenues are highly dependent on technological and product innovations. The market for employees in our industry is extremely competitive. Further, existing immigration laws make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the United States, making the pool of available talent even smaller. If we are unable to attract and retain qualified employees, our business may be harmed.
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
The use of devices containing our products to access untrusted content creates a risk of exposing the system software in those devices to viral or malicious attacks. While we continue to focus on this issue and are taking measures to safeguard our products from cybersecurity threats, device capabilities continue to evolve, enabling more data and processes, such as mobile computing, and increasing the risk of security failures. Further, our products are inherently complex and may contain defects or errors that are detected only when the products are in use. The design process interface in new domains of technology and the migration to integrated circuit technologies with smaller geometric feature sizes are complex and add risk to manufacturing yields and reliability. Further, manufacturing, testing, marketing and use of our products and those of our customers and licensees entail the risk of product liability. Because our products and services are responsible for critical functions in our customers’ products and/or networks, security failures, defects or errors in our products or services could have an adverse impact on us, on our customers and/or on the end users of our customers’ products. Such adverse impact could include product liability claims or recalls, write-offs of our inventories and/or intangible assets; unfavorable purchase commitments; a shift of business to our competitors; a decrease in demand for connected devices and wireless services; damage to our reputation and to our customer relationships; and other financial liability or harm to our business. Further, security failures, defects or errors in the products of our customers or licensees, such as the recent issues with the Galaxy Note 7 that caused Samsung to discontinue that product, could have an adverse impact on our operating results due to a delay or decrease in demand for our products or services generally, and our premium-tier products in particular, among other factors.

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
We are subject to income taxes in the United States and numerous foreign jurisdictions, including Singapore where our QCT segment’s non-United States headquarters is located. Significant judgment is required in determining our provision for income taxes. Although we believe that our tax estimates are reasonable, the final determination of tax audits and any related legal proceedings could materially differ from amounts reflected in our historical income tax provisions and accruals. In such case, our income tax provision and results of operations in the period or periods in which that determination is made could be negatively affected.
We have tax incentives in Singapore provided that we meet specified employment and other criteria, and as a result of the expiration of these incentives, our Singapore tax rate is expected to increase in fiscal 2017 and again in fiscal 2027. If we do not meet the criteria required to retain such incentives, our Singapore tax rate could increase prior to fiscal 2027, and our results of operations could be adversely affected.
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
Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (BEPS) project that was undertaken by the Organization for Economic Co-operation and Development (OECD). The OECD, which represents a coalition of member countries, recommended changes to numerous long-standing tax principles related to transfer pricing. These changes, if adopted by countries, could increase tax uncertainty and may adversely affect our provision for income taxes. We have not yet determined what changes, if any, may be needed to our operations or structure to address BEPS. If our effective tax rates were to increase, particularly in the United States or Singapore, our operating results, cash flows and/or financial condition could be adversely affected.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
At September 25, 2016, we occupied the following facilities (square footage in millions):

	United States	Other Countries	Total
Owned facilities	4.6	0.1	4.7
Leased facilities	1.6	3.3	4.9
Total	6.2	3.4	9.6

Our headquarters as well as certain research and development, manufacturing and network management hub operations are located in San Diego, California. Additionally, our QCT segment’s non-United States headquarters is located in Singapore. We also own and lease properties around the world for use as sales and administrative offices and research and development centers, primarily in the United States, India, China and the United Kingdom. Our facility leases expire at varying dates through 2025, not including renewals that would be at our option. Several other owned and leased facilities are under construction totaling approximately 493,000 additional square feet.
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

	High ($)	Low ($)	Dividends ($)
2016
First quarter	61.19	45.93	0.48
Second quarter	53.52	42.24	0.48
Third quarter	56.27	49.67	0.53
Fourth quarter	64.00	50.84	0.53
2015
First quarter	78.53	67.67	0.42
Second quarter	75.60	62.26	0.42
Third quarter	71.90	64.60	0.48
Fourth quarter	66.05	52.39	0.48
At October 31, 2016, there were 7,484 holders of record of our common stock. On October 31, 2016, the last sale price reported on the NASDAQ Global Select Market for our common stock was $68.72 per share. On October 6, 2016, we announced a cash dividend of $0.53 per share on our common stock, payable on December 16, 2016 to stockholders of record as of the close of business on November 30, 2016. We intend to continue to pay quarterly dividends, subject to capital availability and our view that cash dividends are in the best interests of our stockholders. Future dividends may be affected by, among other items, our views on potential future capital requirements, including those relating to research and development, creation and expansion of sales distribution channels, investments and acquisitions, legal risks, stock repurchase programs, debt issuance, changes in federal and state income tax law and changes to our business model.
Share-Based Compensation
We primarily issue restricted stock units under our equity compensation plans, which are part of a broad-based, long-term retention program that is intended to attract and retain talented employees and directors and align stockholder and employee interests.
Our 2016 Long-Term Incentive Plan (2016 Plan) provides for the grant of both incentive and nonstatutory stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance units, performance shares, deferred compensation awards and other stock-based awards. Restricted stock units generally vest over periods of three years from the date of grant. Stock options vest over periods not exceeding five years and are exercisable for up to ten years from the grant date. The Board of Directors may amend or terminate the 2016 Plan at any time.
Additional information regarding our share-based compensation plans and plan activity for fiscal 2016, 2015 and 2014 is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 5. Employee Benefit Plans” and additional information regarding our share-based compensation plans for fiscal 2016 is provided in our 2017 Proxy Statement under the heading “Equity Compensation Plan Information.”
Issuer Purchases of Equity Securities
Issuer purchases of equity securities during the fourth quarter of fiscal 2016 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
June 27, 2016 to July 24, 2016	—	$—	—	$3,211
July 25, 2016 to August 21, 2016	2,414	62.14	2,414	3,061
August 22, 2016 to September 25, 2016	1,201	62.43	1,201	2,986
Total	3,615		3,615

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)
On March 9, 2015, we announced a repurchase program authorizing us to repurchase up to $15 billion of our common stock. At September 25, 2016, $3.0 billion remained authorized for repurchase. The stock repurchase program has no expiration date. Since September 25, 2016, we repurchased and retired 1,865,000 shares of common stock for $124 million.

Item 6. Selected Financial Data
The following data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere herein.

	Years Ended (1)
	September 25, 2016	September 27, 2015	September 28, 2014	September 29, 2013	September 30, 2012
	(In millions, except per share data)
Statement of Operations Data:
Revenues	$23,554	$25,281	$26,487	$24,866	$19,121
Operating income	6,495	5,776	7,550	7,230	5,682
Income from continuing operations	5,702	5,268	7,534	6,845	5,283
Discontinued operations, net of income taxes	—	—	430	—	776
Net income attributable to Qualcomm	5,705	5,271	7,967	6,853	6,109

Per Share Data:
Basic earnings per share attributable to Qualcomm:
Continuing operations	$3.84	$3.26	$4.48	$3.99	$3.14
Discontinued operations	—	—	0.25	—	0.45
Net income	3.84	3.26	4.73	3.99	3.59
Diluted earnings per share attributable to Qualcomm:
Continuing operations	3.81	3.22	4.40	3.91	3.06
Discontinued operations	—	—	0.25	—	0.45
Net income	3.81	3.22	4.65	3.91	3.51
Dividends per share announced	2.02	1.80	1.54	1.20	0.93

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$32,350	$30,947	$32,022	$29,406	$26,837
Total assets	52,359	50,796	48,574	45,516	43,012
Loans and debentures (2)	—	—	—	—	1,064
Short-term debt (3)	1,749	1,000	—	—	—
Long-term debt (4)	10,008	9,969	—	—	—
Other long-term liabilities (5)	895	817	428	550	426
Total stockholders’ equity	31,768	31,414	39,166	36,087	33,545

(1)
Our fiscal year ends on the last Sunday in September. The fiscal years ended September 25, 2016, September 27, 2015, September 28, 2014 and September 29, 2013 each included 52 weeks. The fiscal year ended September 30, 2012 included 53 weeks.

(2)	Loans and debentures were included in liabilities held for sale in the consolidated balance sheet as of September 30, 2012.

(3)	Short-term debt was comprised of outstanding commercial paper.

(4)	Long-term debt was comprised of floating-and fixed-rate notes.

(5)	Other long-term liabilities in this balance sheet data exclude unearned revenues.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled “Risk Factors” and elsewhere in this Annual Report.
Overview
Fiscal 2016 Overview
The transition of wireless networks and devices to 3G/4G (CDMA-based, OFDMA-based and CDMA/OFDMA multimode) continued around the world. 3G/4G connections increased to approximately 4.0 billion, up 18% year-over-year, and represent approximately 54% of total mobile connections, up from 47% at the end of fiscal 2015.(1)
Revenues were $23.6 billion, a decrease of 7% compared to fiscal 2015, with net income attributable to Qualcomm of $5.7 billion, an increase of 8% compared to fiscal 2015.
QCT Segment. We shipped approximately 842 million Mobile Station Modem (MSM) integrated circuits for CDMA- and OFDMA-based wireless devices, a decrease of 10%, compared to approximately 932 million MSM integrated circuits in fiscal 2015. QCT’s revenues decreased by 10%, and its earnings before taxes as a percentage of revenues decreased to 12% from 14% in fiscal 2015, primarily due to the effects of a shift in share among our customers within the premium tier, which reduced our sales of integrated Snapdragon processors and skewed our product mix towards lower-margin modem chipsets in this tier, a decline in share at our large customers and the competitive environment in China, partially offset by lower product costs, including lower excess inventory charges, and the impact of the acquisition of CSR in the fourth quarter of fiscal 2015.
QTL Segment. Total reported device sales(2) by licensees were approximately $267.4 billion in fiscal 2016, an increase of approximately 7%, compared to approximately $250.9 billion in fiscal 2015. However, despite the increase in total reported device sales, QTL’s revenues decreased by 4% compared to fiscal 2015 primarily due to decreases in revenues per reported unit and recognition of unearned license fees, partially offset by an increase in reported sales of CDMA-based products (including multimode products that also implement OFDMA) and $266 million in licensing revenues recorded in the second quarter of fiscal 2016 due to the termination of an infrastructure license agreement resulting from the merger of two licensees. QTL revenues and EBT in fiscal 2016 continued to be impacted negatively by units that we believe are not being reported by certain licensees and sales of certain unlicensed products.
Strategic Realignment Plan. In the fourth quarter of fiscal 2015, we announced a Strategic Realignment Plan designed to improve execution, enhance financial performance and drive profitable growth as we work to create sustainable long-term value for stockholders. As part of this Strategic Realignment Plan, among other actions, we implemented a cost reduction plan, which included a series of targeted reductions across our businesses, particularly in QCT, and a reduction to annual share-based compensation grants. These cost reduction initiatives were achieved by the end of fiscal 2016.(3) During fiscal 2016, we recorded restructuring and restructuring-related charges of $202 million related to the plan.
Capital Return Program. We previously announced our intention to repurchase $10 billion of stock from March 2015 through March 2016. In the first quarter of fiscal 2016, we completed the remaining $1.9 billion of repurchases towards our $10 billion stock repurchase commitment, which includes the completion of our $5.0 billion accelerated share repurchase agreements. Excluding these stock repurchases, we returned $5.0 billion to stockholders, including $2.0 billion through repurchases of common stock and $3.0 billion of cash dividends. Shares outstanding decreased by 3% to 1.48 billion at September 25, 2016 from 1.52 billion at September 27, 2015 due to share repurchases, partially offset by net shares issued under our employee benefit plans.

(1)	According to GSMA Intelligence estimates as of October 31, 2016 for the quarter ended September 30, 2016 (estimates excluded Wireless Local Loop).

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

(3)
The cost reduction initiative related to certain research and development and selling, general and marketing expenses and certain non-product-related cost of revenues. It excludes the impact of the CSR and Capsule Technologie acquisitions as well as costs of a nonreportable segment up to the amount of related revenues recognized in fiscal 2016.

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
QCT is a leading developer and supplier of integrated circuits and system software based on CDMA, OFDMA and other technologies for use in wireless voice and data communications, networking, application processing, multimedia and global positioning system products. QCT’s integrated circuit products are sold and its system software is licensed to manufacturers that use our products in mobile phones, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, data cards and infrastructure equipment, broadband gateway equipment and other consumer electronic devices. Our MSM integrated circuits, which include the Mobile Data Modem, Qualcomm Single Chip and Snapdragon processors and LTE modems, perform the core baseband modem functionality in wireless devices providing voice and data communications, as well as multimedia applications and global positioning functions. In addition, our Snapdragon processors provide advanced application and graphics processing capabilities. QCT’s system software helps enable the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. QCT revenues comprised 65%, 68% and 70% of our total consolidated revenues in fiscal 2016, 2015 and 2014, respectively.
QCT currently utilizes a fabless production model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Integrated circuits are die cut from silicon wafers that have completed the package assembly and test manufacturing processes. We rely on independent third-party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits based primarily on our proprietary designs and test programs. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. We employ both turnkey and two-stage manufacturing models to purchase our integrated circuits. Turnkey is when our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing model, we purchase die in singular or wafer form from semiconductor manufacturing foundries and contract with separate third-party suppliers for manufacturing services, such as wafer bump, probe, assembly and final test.
QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing CDMA2000, WCDMA, CDMA TDD and/or LTE standards and their derivatives. QTL licensing revenues include license fees and royalties based on sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of complete licensed products, net of certain permissible deductions (including transportation, insurance, packing costs and other items). QTL recognizes royalty revenues based on royalties reported by licensees and when other revenue recognition criteria are met. Licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. QTL revenues comprised 33%, 31% and 29% of our total consolidated revenues in fiscal 2016, 2015 and 2014, respectively. The vast majority of such revenues were generated through our licensees’ sales of CDMA2000- and WCDMA-based products, such as feature phones and smartphones.
QSI makes strategic investments that are focused on opening new or expanding opportunities for our technologies and supporting the design and introduction of new products and services (or enhancing existing products or services) for voice and data communications. Many of these strategic investments are in early-stage companies in a variety of industries, including, but not limited to, digital media, e-commerce, healthcare and wearable devices. Investments primarily include non-

marketable equity instruments, which generally are recorded using the cost method or the equity method, and convertible debt instruments, which are recorded at fair value. QSI also held wireless spectrum, which was sold in the first quarter of fiscal 2016 for a gain of approximately $380 million. In addition, QSI segment results include revenues and related costs associated with development contracts with one of our equity method investees. As part of our strategic investment activities, we intend to pursue various exit strategies for each of our QSI investments in the foreseeable future.
Nonreportable segments include our mobile heath, data center, small cell and other wireless technology and service initiatives.
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
Looking Forward
We expect continued growth in the coming years in consumer demand for 3G, 3G/4G multimode and 4G products and services around the world, driven primarily by smartphones. We also expect growth in new device categories and industries, driven by the expanding adoption of certain technologies that are already commonly used in smartphones. As we look forward to the next several months, we expect our business to be impacted by the following key items:

•
On October 27, 2016, we announced a definitive agreement under which Qualcomm River Holdings, B.V., an indirect, wholly owned subsidiary of Qualcomm Incorporated, will acquire NXP Semiconductors N.V. Pursuant to the definitive agreement, Qualcomm River Holdings will commence a tender offer to acquire all of the issued and outstanding common shares of NXP for $110 per share in cash, for estimated total cash consideration of $38 billion. NXP is a leader in high-performance, mixed-signal semiconductor electronics in automotive, broad-based microcontrollers, secure identification, network processing and RF power products. The transaction is expected to close by the end of calendar 2017 and is subject to receipt of regulatory approvals in various jurisdictions and other closing conditions, including the tender of specified percentages (which vary from 70% to 95% based on certain circumstances as provided in the definitive agreement) of the issued and outstanding common shares of NXP in the offer. The tender offer is not subject to any financing condition; however, we intend to fund the transaction with cash held by foreign entities and new debt. We expect that this will require us to: devote significant resources and management time and attention prior to close; take on significant debt; and utilize a substantial portion of our cash, cash equivalents and marketable securities.

•
Consumer demand for 3G/4G smartphone products is increasing in emerging regions, particularly in China, driven by availability of lower-tier-3G/4G devices. We expect the ongoing rollout of 4G services in emerging regions will encourage competition and growth, bringing the benefits of 3G/4G LTE multimode to consumers.

•	Our business, particularly QCT, expects to continue to be impacted by industry dynamics, including:

•	Concentration of device share among a few companies within the premium tier, resulting in significant supply chain leverage for those companies;

•	Decisions by companies to utilize their own internally-developed integrated circuit products or our competitors’ integrated circuit products in a portion of their devices;

•
Intense competition, particularly in China, as our competitors expand their product offerings and/or reduce the prices of their products as part of a strategy to attract new and/or retain customers; and

•
Lengthening replacement cycles in developed regions, where the smartphone industry is mature, premium-tier smartphones are common and consumer demand is increasingly driven by new product launches and/or innovation cycles, and from increasing consumer demand in emerging regions where premium-tier smartphones are less common and replacement cycles are on average longer than in developed regions.

•
We continue to believe that certain licensees, particularly in China, are not fully complying with their contractual obligations to report their sales of licensed products to us, and certain companies, including unlicensed companies, are delaying execution of new license agreements. While we have made substantial progress in reaching agreements with many companies, negotiations with certain licensees and unlicensed companies are ongoing. We believe that the conclusion of new agreements with these companies will result in improved reporting by these licensees, including with respect to sales of three-mode devices (i.e., devices that implement GSM, TD-SCDMA and LTE-TDD) sold in China. Additionally, we believe our increased efforts in the areas of compliance will also improve reporting, but will also result in increased costs to the business. Litigation and/or other actions (such as the litigation against Meizu Technology Co., Ltd. described in this Annual Report in “Notes to Consolidated Financial Statements, Note 7. Commitments and Contingencies”) may be necessary to compel licensees to report and pay the required royalties for sales they have not previously reported and/or to compel unlicensed companies to execute licenses.

•
Regulatory authorities in other jurisdictions continue to investigate our business practices. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business with remedies that include, among others, injunctions, monetary damages or fines or other orders to pay money, and the issuance of orders to cease certain conduct and/or modify our business practices. See “Notes to Consolidated Financial Statements, Note 7. Commitments and Contingencies” elsewhere in this Annual Report.

•
We continue to invest significant resources toward advancements in 4G LTE and 5G technologies, OFDM-based WLAN technologies, wireless baseband chips, our converged computing/communications (Snapdragon) chips, radio frequency front-end (RFFE), connectivity, graphics, audio and video codecs, multimedia products, software and services, which contribute to the expansion of our intellectual property portfolio. We are also investing in targeted opportunities that leverage our existing technical and business expertise to deploy new business models and enter into new industry segments, such as products for automotive, the Internet of Things (IoT), including the connected home, smart cities and wearables, data center, networking, mobile computing, mobile health and machine learning, including robotics, among others.

•
In January 2016, we announced that we had reached an agreement with TDK Corporation to form a joint venture, under the name RF360 Holdings Singapore Pte. Ltd., to enable delivery of RFFE modules and RF filters into fully integrated products for mobile devices and IoT applications, among others. The joint venture will initially be owned 51% by us and 49% by TDK. Certain intellectual property, patents and filter and module design and manufacturing assets will be carved out of existing TDK businesses and be acquired by the joint venture, with certain assets acquired by us. The purchase price of our interest in the joint venture and the assets to be transferred to us is $1.2 billion, to be adjusted for working capital, outstanding indebtedness and certain capital expenditures, among other things. Additionally, we have the option to acquire (and TDK has an option to sell) TDK’s interest in the joint venture for $1.15 billion 30 months after the closing date. TDK will be entitled to up to a total of $200 million in payments based on sales of RF filter functions over the three-year period after the closing date, which is a substitute for and in lieu of any right of TDK to receive any profit sharing, distributions, dividends or other payments of any kind or nature. The transaction is subject to receipt of regulatory approvals and other closing conditions and is expected to close in early calendar 2017.

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

Impairment of Marketable Securities and Other Investments. We hold investments in marketable securities, with increases and decreases in fair value generally recorded through stockholders’ equity as other comprehensive income or loss. We record impairment losses in earnings when we believe an investment has experienced a decline that is other than temporary. The determination that a decline is other than temporary is subjective and influenced by many factors. Adverse changes in market conditions or poor operating results of investees could result in losses or an inability to recover the carrying value of the investments, thereby requiring recognition of impairment losses. When assessing these investments for an other-than-temporary decline in value, we consider such factors as, among other things, the significance of the decline in value as compared to the cost basis; underlying factors contributing to a decline in the prices of securities in a single asset class; how long the market value of the security has been less than its cost basis; the security’s relative performance versus its peers, sector or asset class; expected market volatility; the market and economy in general; analyst recommendations and price targets; views of external investment managers; news or financial information that has been released specific to the investee; and the outlook for the overall industry in which the investee operates, as applicable. During fiscal 2016, 2015 and 2014, we recorded $112 million, $163 million and $156 million, respectively, in impairment losses on our investments in marketable securities. As of September 25, 2016, we had gross unrealized losses of $105 million. Prior to closing the NXP transaction, we expect to divest a substantial portion of our marketable securities portfolio in order to finance our proposed acquisition, which may result in losses in our results of operations.
We also hold investments in non-marketable equity instruments in privately held companies that are accounted for using either the cost or the equity method. Many of these investments are in early-stage companies, which are inherently risky because the markets for the technologies or products of these companies are uncertain and may never develop. We monitor our investments for events or circumstances that could indicate the investments are impaired, such as a deterioration in the investee’s financial condition and business forecasts and lower valuations in recently completed or proposed financings, and we record impairment losses in earnings when we believe an investment has experienced a decline in value that is other than temporary.
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
Goodwill and other indefinite-lived intangible assets are tested annually for impairment and in interim periods if certain events occur indicating that the carrying amounts may be impaired. Long-lived assets, such as property, plant and equipment and intangible assets subject to amortization, are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Our judgments regarding the existence of impairment indicators and future cash flows related to goodwill and other indefinite-lived intangible assets and long-lived assets may be based on operational performance of our businesses, market conditions, expected selling price and/or other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use, including estimates of future cash flows and discount rates, are consistent with our internal planning, when appropriate. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on a portion or all of our goodwill, other indefinite-lived intangible assets and/or long-lived assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our financial position and results of operations. During fiscal 2016, 2015 and 2014, we recorded $107 million, $317 million and $642 million, respectively, in impairment charges for goodwill, other indefinite-lived intangible assets and long-lived assets. The estimated fair values of our QCT and QTL reporting units were substantially in excess of their respective carrying values at September 25, 2016.
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
Income Taxes. We are subject to income taxes in the United States and numerous foreign jurisdictions, and the assessment of our income tax positions involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. In addition, the application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Significant judgments and estimates are required in determining our provision for income taxes, including those related to tax incentives, intercompany research and development cost-sharing arrangements, transfer pricing and tax credits. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of examinations by taxing authorities in determining the adequacy of our provision for income taxes. Therefore, the actual liability for United States or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities. We are participating in the Internal Revenue Service (IRS) Compliance Assurance Process program whereby we endeavor to agree with the IRS on the treatment of all issues prior to filing our federal return. A benefit of participation in this program is that post-filing adjustments by the IRS are less likely to occur.
Our QCT segment’s non-United States headquarters is located in Singapore. We obtained tax incentives in Singapore that commenced in March 2012, including a tax exemption for the first five years, provided that we meet specified employment and incentive criteria, and as a result of the expiration of these incentives, our Singapore tax rate is expected to increase in fiscal 2017 and again in fiscal 2027. Our failure to meet these criteria could adversely impact our provision for income taxes.
We consider the operating earnings of certain non-United States subsidiaries to be indefinitely reinvested outside the United States based on our plans for use and/or investment outside of the United States and our belief that our sources of cash and liquidity in the United States will be sufficient to meet future domestic cash needs. On a regular basis, we consider projected cash needs for, among other things, potential acquisitions, such as our proposed acquisition of NXP, investments in our existing businesses, future research and development and capital transactions, including repurchases of our common stock, dividends and debt repayments. We estimate the amount of cash or other liquidity that is available or needed in the jurisdictions where these investments are expected as well as our ability to generate cash in those jurisdictions and our access to capital markets. This analysis enables us to conclude whether or not we will indefinitely reinvest the current period’s foreign earnings. We have not recorded a deferred tax liability of approximately $11.5 billion related to the United States federal and state income taxes and foreign withholding taxes on approximately $32.5 billion of undistributed earnings of certain non-United States subsidiaries indefinitely reinvested outside the United States. Should we decide to no longer indefinitely reinvest such earnings outside the United States, for example, if we determine that such earnings are needed to fund future domestic operations or there is not a sufficient need for such earnings outside of the United States, we would have to adjust the income tax provision in the period we make such determination.

Results of Operations

Revenues (in millions)
	2016	2015	2014	2016 vs. 2015 Change	2015 vs. 2014 Change
Equipment and services	$15,467	$17,079	$18,625	$(1,612)	$(1,546)
Licensing	8,087	8,202	7,862	(115)	340
	$23,554	$25,281	$26,487	$(1,727)	$(1,206)
The decreases in equipment and services revenues in fiscal 2016 and 2015 were primarily due to decreases in QCT revenues of $1.76 billion and $1.49 billion, respectively. The decrease in equipment and services revenues in fiscal 2016 was partially offset by increases in a nonreportable segment’s revenues and QSI revenues of $56 million and $43 million, respectively. The decrease in licensing revenues in fiscal 2016 was primarily due to the decrease in QTL revenues, partially offset by an increase in a nonreportable segment’s revenues of $143 million. The increase in our licensing revenues in fiscal 2015 was primarily due to an increase in QTL revenues of $378 million.
QCT and QTL segment revenues related to the products of Samsung Electronics and Hon Hai Precision Industry Co., Ltd/Foxconn, its affiliates and other suppliers to Apple Inc. comprised 40%, 45% and 49% of total consolidated revenues in fiscal 2016, 2015 and 2014, respectively.
Revenues from customers in China, South Korea and Taiwan comprised 57%, 17% and 12%, respectively, of total consolidated revenues for fiscal 2016, compared to 53%, 16% and 13%, respectively, for fiscal 2015, and 50%, 23% and 11%, respectively, for fiscal 2014. We report revenues from external customers by country based on the location to which our products or services are delivered, which for QCT is generally the country in which our customers manufacture their products, or for licensing revenues, the invoiced addresses of our licensees. As a result, the revenues by country presented herein are not necessarily indicative of either the country in which the devices containing our products and/or intellectual property are ultimately sold to consumers or the country in which the companies that sell the devices are headquartered. For example, China revenues would include revenues related to shipments of integrated circuits to a company that is headquartered in South Korea but that manufactures devices in China, which devices are then sold to consumers in Europe and/or the United States.

Costs and Expenses (in millions)
	2016	2015	2014	2016 vs. 2015 Change	2015 vs. 2014 Change
Cost of revenues	$9,749	$10,378	$10,686	$(629)	$(308)
Gross margin	59%	59%	60%
The margin percentage in fiscal 2016 remained flat primarily due to the effect of $163 million in additional charges related to the amortization of intangible assets and the recognition of the step-up of inventories to fair value primarily related to the acquisition of CSR plc in the fourth quarter of fiscal 2015, offset by the impact of higher-margin segment mix primarily related to QTL. The decrease in margin percentage in fiscal 2015 was primarily attributable to a decrease in QCT gross margin percentage. Our margin percentage may continue to fluctuate in future periods depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

	2016	2015	2014	2016 vs. 2015 Change	2015 vs. 2014 Change
Research and development	$5,151	$5,490	$5,477	$(339)	$13
% of revenues	22%	22%	21%
Selling, general, and administrative	$2,385	$2,344	$2,290	$41	$54
% of revenues	10%	9%	9%
Other	$(226)	$1,293	$484	$(1,519)	$809
The dollar decrease in research and development expenses in fiscal 2016 was primarily attributable to a decrease of $228 million in costs related to the development of integrated circuit technologies and related software products. Such decrease was primarily driven by actions initiated under the Strategic Realignment Plan, partially offset by increased research and development costs resulting from acquisitions. The decrease in research and development expenses in fiscal 2016 also included decreases of $67 million in development costs of display technologies and $45 million in share-based compensation expense. The dollar increase in research and development expenses in fiscal 2015 was primarily attributable to an increase of $117 million in costs related to the development of integrated circuit technologies and related software products, partially offset by a decrease of $72 million related to the development costs of display technologies and additional decreases related to the development costs of other new product and licensing initiatives.
The dollar increase in selling, general and administrative expenses in fiscal 2016 was primarily attributable to increases of $65 million in costs related to litigation and other legal matters, $39 million in employee-related expenses and $27 million in depreciation and amortization expense, partially offset by decreases of $36 million in share-based compensation expense, $21 million in selling and marketing expenses, $19 million in professional services and $17 million in patent-related costs. The dollar increase in selling, general and administrative expenses in fiscal 2015 was primarily attributable to increases of $73 million in selling and marketing expenses and $46 million in costs related to litigation and other legal matters, partially offset by decreases of $49 million in employee-related expenses and $13 million in share-based compensation.
Other income in fiscal 2016 was primarily attributable to a $380 million gain on the sale of wireless spectrum, partially offset by be net charges related to our Strategic Realignment Plan, which included $202 million in restructuring and restructuring-related charges, partially offset by a $48 million gain on the sale of our business that provided augmented reality applications. Other expenses in fiscal 2015 were attributable to a $975 million charge resulting from the resolution reached with the NDRC, charges of $255 million and $11 million for impairment of goodwill and intangible assets, respectively, related to our content and push-to-talk services and display businesses and $190 million in restructuring and restructuring-related charges related to our Strategic Realignment Plan, partially offset by $138 million in gains on sales of certain property plant and equipment. Other expenses in fiscal 2014 were comprised of $607 million in certain property, plant and equipment and goodwill impairment charges and $19 million in restructuring-related costs incurred by one of our display businesses, a $16 million goodwill impairment charge related to our former QRS (Qualcomm Retail Solutions) division and a $15 million legal settlement, partially offset by the reversal of a $173 million expense accrual recorded in fiscal 2013 related to the ParkerVision verdict against us, which was overturned.

Interest Expense and Net Investment Income (in millions)
	2016	2015	2014	2016 vs. 2015 Change	2015 vs. 2014 Change
Interest expense	$297	$104	$5	$193	$99

Investment income, net
Interest and dividend income	$611	$527	$586	$84	$(59)
Net realized gains on marketable securities	239	451	770	(212)	(319)
Net realized gains on other investments	49	49	56	—	(7)
Impairment losses on marketable securities and other investments	(172)	(200)	(180)	28	(20)
Equity in net losses of investees	(84)	(32)	(10)	(52)	(22)
Other	(8)	20	11	(28)	9
	$635	$815	$1,233	$(180)	$(418)
The increase in interest expense in fiscal 2016 and 2015 was primarily due to the issuance of an aggregate principal amount of $10.0 billion in floating- and fixed-rate notes in May 2015.

Income Tax Expense (in millions)
	2016	2015	2014	2016 vs. 2015 Change	2015 vs. 2014 Change
Income tax expense	$1,131	$1,219	$1,244	$(88)	$(25)
Effective tax rate	17%	19%	14%	(2)%	5%

The following table summarizes the primary factors that caused our annual effective tax rates to be less than the United States federal statutory rate:

	2016	2015	2014
Expected income tax provision at federal statutory tax rate	35%	35%	35%
Benefits from foreign income taxed at other than U.S. rates	(16%)	(14%)	(20%)
Benefits related to the research and development tax credits	(2%)	(2%)	(1%)
Worthless stock deduction of domestic subsidiary	(1%)	—	—
Other	1%	—	—
Effective tax rate	17%	19%	14%
The annual effective tax rate of 17% for fiscal 2016 reflected a $101 million tax benefit recorded discretely in the third quarter resulting from a worthless stock deduction on a domestic subsidiary of one of our former display businesses and a $79 million benefit of the retroactive reinstatement of the United States federal research and development credit recorded discretely during the first quarter of fiscal 2016 related to fiscal 2015. The effective tax rate for our state income tax provision, net of federal benefit, was negligible for all years presented.
During fiscal 2015, the NDRC imposed a fine of $975 million, which was not deductible for tax purposes and was substantially attributable to a foreign jurisdiction. Additionally, during fiscal 2015, we recorded a tax benefit of $101 million related to fiscal 2014 resulting from the United States government reinstating the federal research and development tax credit retroactively to January 1, 2014 through December 31, 2014. The effective tax rate for fiscal 2015 also reflected the United States federal research and development tax credit generated through December 31, 2014, the date on which the credit expired and a $61 million tax benefit as a result of a favorable tax audit settlement with the Internal Revenue Service (IRS) related to Qualcomm Atheros, Inc.’s pre-acquisition 2010 and 2011 tax returns. The annual effective tax rate for fiscal 2014 reflected the tax benefit from the United States federal research and development tax credit generated through December 31, 2013, the date on which the credit previously expired. The effective tax rate for fiscal 2014 also reflected a tax benefit of $66 million related to fiscal 2013 resulting from an agreement reached with the IRS on components of our fiscal 2013 tax return.
The annual effective tax rate for fiscal 2016, 2015 and 2014 also reflected tax benefits for certain tax incentives obtained in Singapore that commenced in March 2012, including a tax exemption for the first five years, provided that we meet specified employment and other criteria. Our Singapore tax rate is expected to increase in fiscal 2017 and again in fiscal 2027 as a result of the expiration of these incentives.
Unrecognized tax benefits were $271 million and $40 million at September 25, 2016 and September 27, 2015, respectively. The increase in unrecognized tax benefits in fiscal 2016 was primarily due to tax positions related to classification of income. We believe that it is reasonably possible that the total amounts of unrecognized tax benefits at September 25, 2016 may increase or decrease in the next 12 months.
Our Segment Results
The following should be read in conjunction with the fiscal 2016, 2015 and 2014 financial results for each reportable segment included in this Annual Report in “Notes to Consolidated Financial Statements, Note 8. Segment Information.”

(in millions)	QCT	QTL	QSI
2016
Revenues	$15,409	$7,664	$47
EBT (1)	1,812	6,528	386
EBT as a % of revenues	12%	85%
2015
Revenues	$17,154	$7,947	$4
EBT (1)	2,465	6,882	(74)
EBT as a % of revenues	14%	87%
2014
Revenues	$18,665	$7,569	$—
EBT (1)	3,807	6,590	(7)
EBT as a % of revenues	20%	87%

(1)	Earnings (loss) before taxes.

QCT Segment. QCT results of operations in fiscal 2016 were negatively impacted by the effects of a shift in share among our customers within the premium tier, which reduced our sales of integrated Snapdragon processors and skewed our product mix towards lower-margin modem chipsets in this tier, a decline in share at our large customers and the competitive environment in China. The decreases in QCT revenues in fiscal 2016 and 2015 of $1.75 billion and $1.51 billion, respectively, were primarily due to decreases in equipment and services revenues. Equipment and services revenues, mostly related to sales of MSM and accompanying Radio Frequency (RF) and Power Management (PM) integrated circuits, were $15.18 billion, $16.95 billion and $18.43 billion in fiscal 2016, 2015 and 2014, respectively. The decrease in equipment and services revenues in fiscal 2016 resulted primarily from decreases of $1.35 billion related to lower MSM and accompanying RF and PM unit shipments and $1.14 billion from lower average selling prices and lower-priced product mix, partially offset by a net increase of $753 million in revenues related to other products, primarily related to higher connectivity shipments resulting from the acquisition of CSR in the fourth quarter of fiscal 2015. The decrease in equipment and services revenues in fiscal 2015 resulted primarily from a decrease of $2.89 billion from lower-priced product mix and lower average selling prices, partially offset by an increase of $1.26 billion related to higher MSM and accompanying RF and PM unit shipments. Approximately 842 million, 932 million and 861 million MSM integrated circuits were sold during fiscal 2016, 2015 and 2014, respectively.
QCT EBT as a percentage of revenues decreased in fiscal 2016 as compared to fiscal 2015 primarily due to the impact of lower revenues relative to operating expenses. QCT gross margin percentage remained flat in fiscal 2016 primarily as a result of lower average selling prices and lower-margin product mix, offset by lower average unit costs and lower excess inventory charges. QCT EBT as a percentage of revenues decreased in fiscal 2015 as compared to fiscal 2014 primarily due to a decrease in gross margin percentage and the related impact of lower revenues relative to operating expenses. The decrease in QCT gross margin percentage in fiscal 2015 primarily resulted from lower average selling prices and lower-margin product mix, partially offset by lower average unit costs. QCT gross margin percentage in fiscal 2015 was also impacted by an increase of $179 million in excess inventory charges.
QTL Segment. The decrease in QTL revenues in fiscal 2016 of $283 million was primarily attributable to decreases in revenues per reported unit and recognition of unearned license fees, partially offset by an increase in reported sales of CDMA-based products (including multimode products that also implement OFDMA) and $266 million in licensing revenues recorded in the second quarter of fiscal 2016 due to the termination of an infrastructure license agreement resulting from the merger of two licensees. QTL revenues and EBT in fiscal 2016 continued to be impacted negatively by units that we believe are not being reported by certain licensees and sales of certain unlicensed products. While we have reached agreements with many licensees, negotiations with certain other licensees and unlicensed companies are ongoing, and additional litigation may become necessary if negotiations fail to resolve the relevant issues.
The increase in QTL revenues in fiscal 2015 of $378 million was primarily due to an increase in sales of CDMA-based products, including multimode products that also implement OFDMA, reported by licensees, partially offset by a decrease in revenues per reported unit. QTL revenues and EBT in fiscal 2015 were impacted negatively by units that we believe were not being reported by certain licensees and sales of certain unlicensed products in China. Also in fiscal 2015, QTL experienced negative fluctuations in foreign currency exchange rates.

QSI Segment. The increase in QSI EBT in fiscal 2016 was primarily due to a $380 million gain on the sale of wireless spectrum, an increase of $47 million in net realized gains on investments and a decrease of $21 million in impairment losses on investments. The decrease in QSI EBT in fiscal 2015 of $67 million was primarily due to increases of $32 million in impairment losses on investments and $29 million in equity losses and other costs related to our equity method investments.
Liquidity and Capital Resources
On October 27, 2016, we announced a definitive agreement under which Qualcomm River Holdings will acquire NXP. Pursuant to the definitive agreement, Qualcomm River Holdings will commence a tender offer to acquire all of the issued and outstanding common shares of NXP for $110 per share in cash, for estimated total cash consideration of $38 billion. The transaction is expected to close by the end of calendar 2017 and is subject to receipt of regulatory approvals in various jurisdictions and other closing conditions. We intend to fund the transaction with cash held by foreign entities, which will result in the use of a substantial portion of our cash, cash equivalents and marketable securities, as well as new debt, and we secured $13.6 billion in committed financing in connection with signing the definitive agreement.
Qualcomm River Holdings and NXP may terminate the definitive agreement under certain circumstances. If the definitive agreement is terminated by NXP in certain circumstances, NXP will be required to pay Qualcomm River Holdings a termination fee of $1.25 billion. If the definitive agreement is terminated by Qualcomm River Holdings under certain circumstances involving the failure to obtain the required regulatory approvals or the failure of NXP to complete certain pre-closing reorganization steps in all material respects, Qualcomm River Holdings will be required to pay NXP a termination fee of $2.0 billion.
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations, cash provided by our debt programs and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. The following table presents selected financial information related to our liquidity as of and for the years ended September 25, 2016 and September 27, 2015 (in millions):

	2016	2015	$ Change	% Change
Cash, cash equivalents and marketable securities	$32,350	$30,947	$1,403	5%
Accounts receivable, net	2,219	1,964	255	13%
Inventories	1,556	1,492	64	4%
Short-term debt	1,749	1,000	749	75%
Long-term debt	10,008	9,969	39	—%
Net cash provided by operating activities	7,400	5,506	1,894	34%
Net cash used by investing activities	(3,488)	(3,572)	84	2%
Net cash used by financing activities	(5,522)	(2,261)	(3,261)
The net increase in cash, cash equivalents and marketable securities was primarily the result of net cash provided by operating activities and net proceeds from short-term debt, partially offset by $3.9 billion in payments to repurchase shares of our common stock and $3.0 billion in cash dividends paid. Total cash provided by operating activities increased primarily due to changes in working capital, which was impacted by a prepayment of $950 million in fiscal 2015 to secure long-term capacity commitments at a supplier of our integrated circuit products, and an increase in net income of $434 million. Our days sales outstanding, on a consolidated basis, were 33 days at September 25, 2016 and September 27, 2015. The increase in accounts receivable was primarily due to the timing of the collection of payments from certain of our licensees. The increase in inventories was primarily due to an increase in the overall quantity of units on hand to align with near-term demand, partially offset by lower average unit costs.
Our cash, cash equivalents and marketable securities at September 25, 2016 consisted of $2.8 billion held by United States-based entities and $29.6 billion held by foreign entities. Most of our cash, cash equivalents and marketable securities held by foreign entities are indefinitely reinvested and would be subject to material tax effects if repatriated. However, we believe that our United States sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
We believe our current cash, cash equivalents and marketable securities, our expected cash flow generated from operations and our expected financing activities will satisfy our working and other capital requirements for at least the next 12 months based on our current business plans. Recent and expected working and other capital requirements, in addition to our proposed acquisition of NXP, also include the items described below.

•
Our purchase obligations at September 25, 2016, some of which relate to research and development activities and capital expenditures, totaled $4.2 billion and $886 million for fiscal 2017 and 2018, respectively, and $1.0 billion thereafter.

•
Our research and development expenditures were $5.2 billion and $5.5 billion during fiscal 2016 and 2015, respectively, and we expect to continue to invest heavily in research and development for new technologies, applications and services for voice and data communications.

•
Cash outflows for capital expenditures were $539 million and $994 million during fiscal 2016 and 2015, respectively. We expect to continue to incur capital expenditures in the future to support our business, including research and development activities. Future capital expenditures may be impacted by transactions that are currently not forecasted.

•
In January 2016, we announced that we had reached agreement with TDK Corporation to form a joint venture, under the name RF360 Holdings Singapore Pte. Ltd. The joint venture will initially be owned 51% by us and 49% by TDK. The purchase price due upon close of the transaction is $1.2 billion, to be adjusted for working capital, outstanding indebtedness and certain capital expenditures, among other things. Additionally, we have the option to acquire (and TDK has an option to sell) TDK’s interest in the joint venture for $1.15 billion 30 months after the closing date. We expect to use existing cash resources to fund the acquisition. TDK will be entitled to up to a total of $200 million in payments based on sales of RF filter functions over the three-year period after the closing date. The transaction is subject to regulatory approvals and other closing conditions and is expected to close in early calendar 2017.

•
We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly, to open new opportunities for our technologies, obtain development resources, grow our patent portfolio or pursue new businesses.

Debt. We have a Revolving Credit Facility that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.0 billion, expiring in February 2020. At September 25, 2016, no amounts were outstanding under the Revolving Credit Facility.
We have an unsecured commercial paper program, which provides for the issuance of up to $4.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. At September 25, 2016, we had $1.7 billion of commercial paper outstanding with weighted-average net interest rates of 0.52% and weighted-average remaining days to maturity of 36 days.
In May 2015, we issued an aggregate principal amount of $10.0 billion in eight tranches of unsecured floating- and fixed-rate notes, with maturity dates in 2018 through 2045 and effective interest rates between 0.93% and 4.74%. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes. In addition to the new debt we expect to issue in connection with our proposed acquisition of NXP, we may also issue debt in the future. The amount and timing of such additional borrowings will be subject to a number of factors, including the cash flow generated by United States-based entities, acquisitions and strategic investments, acceptable interest rates and changes in corporate income tax law, among other factors.
Additional information regarding our outstanding debt at September 25, 2016 is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 6. Debt.”
Capital Return Program. The following table summarizes stock repurchases and dividends paid during fiscal 2016, 2015 and 2014 (in millions, except per-share amounts):

	Stock Repurchase Program			Dividends		Total
	Shares	Average Price Paid Per Share	Amount	Per Share	Amount	Amount
2016	73.8	$53.16	$3,922	$2.02	$2,990	$6,912
2015	172.4	65.21	11,245	1.80	2,880	14,125
2014	60.3	75.48	4,548	1.54	2,586	7,134
On March 9, 2015, we announced that we had been authorized to repurchase up to $15 billion of our common stock. Additionally, we announced our intention to repurchase $10 billion of stock from March 2015 through March 2016, which we completed during the first quarter of fiscal 2016. At September 25, 2016, $3.0 billion remained authorized for repurchase under our stock repurchase program. Since September 25, 2016, we repurchased and retired 1,865,000 shares of common stock for $124 million. As a result of our proposed acquisition of NXP and the pending use of our cash and marketable securities, we currently expect to repurchase shares during the next few years to offset dilution. We periodically evaluate repurchases as a means of returning capital to stockholders to determine when and if repurchases are in the best interests of our stockholders.
On October 6, 2016, we announced a cash dividend of $0.53 per share on our common stock, payable on December 16, 2016 to stockholders of record as of the close of business on November 30, 2016. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders.
Contractual Obligations/Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).
The following table summarizes the payments due by fiscal period for our outstanding contractual obligations at September 25, 2016 (in millions):

	Total	2017	2018-2019	2020-2021	Beyond 2021	No Expiration Date
Purchase obligations (1)	$6,104	$4,204	$1,635	$260	$5	$—
Operating lease obligations	338	94	132	76	36	—
Equity funding and financing commitments (2)	251	16	87	12	134	2
Long-term debt (3)	10,000	—	1,500	2,000	6,500	—
Other long-term liabilities (4)(5)	240	4	191	31	3	11
Total contractual obligations	$16,933	$4,318	$3,545	$2,379	$6,678	$13

(1)
Total purchase obligations include commitments to purchase integrated circuit product inventories of $3.4 billion, $766 million, $673 million and $158 million for each of the subsequent four years from fiscal 2017 through 2020, respectively; there were no such purchase commitments thereafter. Integrated circuit product inventory obligations represent purchase commitments for semiconductor die, finished goods and manufacturing services, such as wafer bump, probe, assembly and final test. Under our manufacturing relationships with our foundry suppliers and assembly and test service providers, cancelation of outstanding purchase orders is generally allowed but requires payment of all costs incurred through the date of cancelation, and in some cases, incremental fees related to capacity underutilization.

(2)
Certain of these commitments do not have fixed funding dates and are subject to certain conditions. Commitments represent the maximum amounts to be funded under these arrangements; actual funding may be in lesser amounts or not at all.

(3)	The amounts noted herein represent contractual payments of principal only.

(4)
Certain long-term liabilities reflected on our balance sheet, such as unearned revenues, are not presented in this table because they do not require cash settlement in the future. Other long-term liabilities as presented in this table include the related current portions, as applicable.

(5)
Our consolidated balance sheet at September 25, 2016 included $140 million in noncurrent liabilities for uncertain tax positions, some of which may result in cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Additional information regarding our financial commitments at September 25, 2016 is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 3. Income Taxes,” “Note 6. Debt” and “Note 7. Commitments and Contingencies.”
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements and the impact of those pronouncements, if any, on our consolidated financial statements is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 1. The Company and Its Significant Accounting Policies.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk - Debt and Interest Rate Swap Agreements. We issued an aggregate principal amount of $10.0 billion of unsecured floating- and fixed-rate notes with varying maturity dates. We also entered into interest rate swaps with an aggregate notional amount of $3.0 billion to effectively convert certain fixed-rate interest payments into floating-rate payments. The interest rates on our floating-rate notes and interest rate swaps are based on LIBOR. By issuing the floating-rate notes and entering into the interest rate swap agreements, we have assumed risks associated with variable interest rates based upon LIBOR. At September 25, 2016, a hypothetical increase in LIBOR-based interest rates of 100 basis points would cause our interest expense to increase by $30 million on an annualized basis as it relates to our floating-rate notes and the interest rate swap agreements.
Additionally, we have a commercial paper program that provides for the issuance of up to $4.0 billion of commercial paper. At September 25, 2016, we had $1.7 billion of commercial paper outstanding, with original maturities of less than 4 months. Changes in interest rates could affect the amounts of interest that we pay if we refinance the current outstanding commercial paper with new debt.
Additional information regarding our notes and related interest rate swap agreements and commercial paper program is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 1. The Company and Its Significant Accounting Policies” and “Notes to Consolidated Financial Statements, Note 6. Debt.”
Interest Rate Risk - Investment Portfolio. We invest a portion of our cash in a number of diversified fixed- and floating- rate securities, consisting of cash equivalents, marketable debt securities, debt funds and derivative instruments related to our investment portfolio (including interest rate swaps) that are subject to interest rate risk. Changes in the general level of interest rates can affect the fair value of our investment portfolio. If interest rates in the general economy were to rise, our holdings could lose value. At September 25, 2016, a hypothetical increase in interest rates of 100 basis points across the entire yield curve on our holdings would have resulted in a decrease of $501 million in the fair value of our holdings.
Equity Price Risk. We hold a diversified marketable securities portfolio that includes equity securities and fund shares that are subject to equity price risk. We have made investments in marketable equity securities of companies of varying size, style, industry and geography, and changes in investment allocations may affect the price volatility of our investments. A 10% decrease in the market price of our marketable equity securities and fund shares at September 25, 2016 would have caused a decrease in the carrying amounts of these securities of $175 million. At September 25, 2016, gross unrealized losses of our marketable equity securities and fund shares were $12 million. Although we consider the unrealized losses to be temporary, there is a risk that we may incur other-than-temporary impairment charges or realized losses on the values of these securities if they do not recover in value within a reasonable period.
We also hold investments in non-marketable equity instruments in privately held companies that may be impacted by equity price risks. Volatility in the equity markets could negatively affect our investees’ ability to raise additional capital as well as our ability to realize value from our investments through initial public offerings, mergers and private sales. Consequently, we could incur other-than-temporary impairment losses or realized losses on all or a part of the values of our non-marketable equity investments. At September 25, 2016, the carrying value of our non-marketable equity investments was $855 million and was included in other noncurrent assets.
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
At September 25, 2016, our net liability related to foreign currency option and forward contracts designated as hedges of foreign currency risk (on royalties earned from certain licensees on their sales of CDMA-based devices) was negligible. If our forecasted royalty revenues for currencies in which we hedge were to decline by 20% and foreign exchange rates were to change unfavorably by 20% in our hedged foreign currency, we would not incur a loss as our hedge positions would continue to be fully effective.
At September 25, 2016, our net asset related to foreign currency option and forward contracts designated as hedges of foreign currency risk (on certain operating expenditure transactions) was negligible. If our forecasted operating expenditures for currencies in which we hedge were to decline by 20% and foreign exchange rates were to change unfavorably by 20% in our hedged foreign currency, we would incur a negligible loss.
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
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements at September 25, 2016 and September 27, 2015 and for each of the three years in the period ended September 25, 2016 and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this Annual Report on pages F-1 through F-37.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of September 25, 2016.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report, has also audited the effectiveness of our internal control over financial reporting as of September 25, 2016, as stated in its report which appears on page F-1.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2017 Annual Meeting of Stockholders (the 2017 Proxy Statement) under the headings “Nominees for Election” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Certain information required by this item regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers,” and certain information is incorporated by reference to the 2017 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this item regarding corporate governance is incorporated by reference to the 2017 Proxy Statement under the headings “Code of Ethics and Corporate Governance Principles and Practices,” “Director Nominations” and “Board Meetings, Committees and Attendance.”
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the 2017 Proxy Statement under the headings “Executive Compensation and Related Information,” “Compensation Tables and Narrative Disclosures,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Compensation Committee Report.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the 2017 Proxy Statement under the headings “Equity Compensation Plan Information” and “Stock Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the 2017 Proxy Statement under the headings “Certain Relationships and Related-Person Transactions” and “Director Independence.”
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the 2017 Proxy Statement under the heading “Fees for Professional Services” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Public Accountants.”
PART IV
Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:
(a) Financial Statements:
Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included in the notes to the consolidated financial statements.
(b) Exhibits

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Rule 2.7 Announcement, Recommended Cash Acquisition of CSR plc by Qualcomm Global Trading Pte. Ltd.	8-K	000-19528/ 141156425	10/15/2014	2.1
2.2	Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated.	8-K	000-19528/ 161339867	1/13/2016	2.1
2.3	Purchase Agreement dated as of October 27, 2016 by and between Qualcomm River Holdings, B.V. and NXP Semiconductors N.V.	8-K	000-19528/ 161956228	10/27/2016	2.1
3.1	Restated Certificate of Incorporation, as amended.	10-Q	000-19528/ 161775595	7/20/2016	3.1
3.2	Amended and Restated Bylaws.	8-K	000-19528/ 161769723	7/15/2016	3.2
4.1	Indenture, dated May 20, 2015, between the Company and U.S. Bank National Association, as trustee.	8-K	000-19528/ 15880967	5/21/2015	4.1
4.2	Officers’ Certificate, dated May 20, 2015, for the Floating Rate Notes due 2018, the Floating Rate Notes due 2020, the 1.400% Notes due 2018, the 2.250% Notes due 2020, the 3.000% Notes due 2022, the 3.450% Notes due 2025, the 4.650% Notes due 2035 and the 4.800% Notes due 2045.	8-K	000-19528/ 15880967	5/21/2015	4.2
4.3	Form of Floating Rate Notes due 2018.	8-K	000-19528/ 15880967	5/21/2015	4.3
4.4	Form of Floating Rate Notes due 2020.	8-K	000-19528/ 15880967	5/21/2015	4.4
4.5	Form of 1.400% Notes due 2018.	8-K	000-19528/ 15880967	5/21/2015	4.5
4.6	Form of 2.250% Notes due 2020.	8-K	000-19528/ 15880967	5/21/2015	4.6
4.7	Form of 3.000% Notes due 2022.	8-K	000-19528/ 15880967	5/21/2015	4.7
4.8	Form of 3.450% Notes due 2025.	8-K	000-19528/ 15880967	5/21/2015	4.8
4.9	Form of 4.650% Notes due 2035.	8-K	000-19528/ 15880967	5/21/2015	4.9

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
4.10	Form of 4.800% Notes due 2045.	8-K	000-19528/ 15880967	5/21/2015	4.10
10.1	Form of Indemnity Agreement between the Company and its directors and officers. (1)	10-K	000-19528/ 151197257	11/4/2015	10.1
10.2	Form of Stock Option Grant Notice and Agreement under the 2001 Stock Option Plan. (1)	10-Q	000-19528/ 04924948	7/21/2004	10.40
10.3	2001 Stock Option Plan, as amended. (1)	10-Q	000-19528/ 04746204	4/21/2004	10.55
10.4	Form of Grant Notice and Stock Option Agreement under the 2006 Long-Term Incentive Plan. (1)	10-K	000-19528/ 091159213	11/5/2009	10.84
10.5	Atheros Communications, Inc. 2004 Stock Incentive Plan, as amended. (1)	S-8	333-174649/ 11886141	6/1/2011	99.1
10.6	Resolutions Amending Atheros Communications, Inc. Equity Plans. (1)	S-8	333-174649/ 11886141	6/1/2011	99.6
10.7	Form of Grant Notices and Global Employee Stock Option Agreement under the 2006 Long-Term Incentive Plan. (1)	10-K	000-19528/ 121186937	11/7/2012	10.104
10.8	Form of Grant Notices and Global Employee Restricted Stock Unit Agreement under the 2006 Long-Term Incentive Plan. (1)	10-K	000-19528/ 121186937	11/7/2012	10.105
10.9	2006 Long-Term Incentive Plan, as amended and restated. (1)	10-Q	000-19528/ 13779468	4/24/2013	10.112
10.10	Form of Aircraft Time Sharing Agreement. (1)	10-Q	000-19528/ 13983769	7/24/2013	10.114
10.11	Form of Executive Grant Notices and Executive Performance Stock Unit Agreements under the 2006 Long-Term Incentive Plan for the September 30, 2013 to September 27, 2015 performance periods. (1)	10-K	000-19528/ 131196747	11/6/2013	10.115
10.12	Form of Grant Notices and Non-Employee Director Restricted Stock Unit Agreements under the 2006 Long-Term Incentive Plan for non-employee directors residing in the United Kingdom and Hong Kong. (1)	10-K	000-19528/ 131196747	11/6/2013	10.117
10.13	Form of Executive Grant Notice and Executive Performance Stock Unit Agreement under the 2006 Long-Term Incentive Plan, which includes a September 30, 2013 to June 29, 2014 performance period. (1)	10-K	000-19528/ 131196747	11/6/2013	10.118
10.14	Form of Grant Notices and Non-Employee Director Deferred Stock Unit Agreements under the 2006 Long-Term Incentive Plan for non-employee directors residing in the United States and Spain. (1)	10-K	000-19528/ 131196747	11/6/2013	10.119
10.15	Form of Annual Cash Incentive Plan Performance Unit Agreements. (1)	10-Q	000-19528/ 14557092	1/29/2014	10.120
10.16	Form of Non-Employee Director Deferred Stock Unit Grant Notices and Deferred Stock Unit Agreement under the 2006 Long-Term Incentive Plan for non-employee directors residing in Singapore. (1)	10-Q	000-19528/ 14988939	7/23/2014	10.122
10.17	Form of Executive Restricted Stock Unit Grant Notice and Executive Restricted Stock Unit Agreements under the 2006 Long-Term Incentive Plan, which includes a September 29, 2014 to March 29, 2015 performance period. (1)	10-Q	000-19528/ 14988939	7/23/2014	10.123
10.18	Non-Qualified Deferred Compensation Plan amended and restated effective September 29, 2014. (1)	10-Q	000-19528/ 15555092	1/28/2015	10.125
10.19	Non-Qualified Deferred Compensation Plan, as amended, effective January 1, 2016. (1)	8-K	000-19528/ 151134109	9/30/2015	10.1
10.20	Amendment to 2006 Long-Term Incentive Plan, as amended and restated. (1)	10-Q	000-19528/ 15555092	1/28/2015	10.126
10.21	Form of Annual Cash Incentive Plan Performance Unit Agreements. (1)	10-Q	000-19528/ 15555092	1/28/2015	10.127
10.22	Amended and Restated QUALCOMM Incorporated 2001 Employee Stock Purchase Plan, as amended. (1)	10-Q	000-19528/ 151000141	7/22/2015	10.128

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
10.23	Revolving Credit Agreement among Qualcomm Incorporated, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, dated as of February 18, 2015.	8-K	000-19528/ 15628813	2/18/2015	10.1
10.24	Master Confirmation - Accelerated Stock Buyback, dated as of May 20, 2015, between the Company and Goldman, Sachs & Co.	8-K	000-19528/ 15881368	5/21/2015	10.1
10.25	Master Confirmation - Accelerated Stock Buyback, dated as of May 20, 2015, between the Company and Morgan Stanley & Co. LLC.	8-K	000-19528/ 15881368	5/21/2015	10.2
10.26	Cooperation Agreement, dated as of July 21, 2015, between the Company and JANA Partners LLC.	8-K	000-19528/ 151000188	7/22/2015	99.1
10.27	Form of Executive Performance Stock Unit Grant Notice and Executive Performance Stock Unit agreement under the 2006 Long-Term Incentive Plan, which includes a September 29, 2014 to September 24, 2017 performance period. (1)	10-K	000-19528/ 151197257	11/4/2015	10.27
10.28	Form of Executive Performance Stock Unit Award Grant Notice and Executive Performance Stock Unit Award Grant Agreement under the 2006 Long-Term Incentive Plan, which includes a September 28, 2015 to September 28, 2018 performance period. (1)	10-K	000-19528/ 151197257	11/4/2015	10.28
10.29	Form of 2016 Annual Cash Incentive Plan Performance Unit Agreement. (1)	10-Q	000-19528/ 161365251	1/27/2016	10.29
10.30	2016 Long-Term Incentive Plan. (1)	DEF 14A	000-19528/ 161353677	1/21/2016	Appendix 5
10.31	Form of Executive Performance Stock Unit Award Grant Notice under the 2006 Long-Term Incentive Plan, which includes a March 28, 2016 to March 28, 2019 performance period. (1)	10-Q	000-19528/ 161581558	4/20/2016	10.31
10.32	Form of Non-Employee Director Deferred Stock Unit Grant Notices and Non-Employee Director Deferred Stock Unit Agreements under the 2016 Long-Term Incentive Plan for non-employee directors residing in the United States. (1)	10-Q	000-19528/ 161581558	4/20/2016	10.32
10.33	Form of Non-Employee Director Deferred Stock Unit Grant Notices and Non-Employee Director Deferred Stock Unit Agreements under the 2016 Long-Term Incentive Plan for non-employee directors residing in Spain. (1)	10-Q	000-19528/ 161581558	4/20/2016	10.33
10.34	Form of Non-Employee Director Deferred Stock Unit Grant Notices and Non-Employee Director Deferred Stock Unit Agreements under the 2016 Long-Term Incentive Plan for non-employee directors residing in Singapore. (1)	10-Q	000-19528/ 161581558	4/20/2016	10.34
10.35	Qualcomm Incorporated 2017 Director Compensation Plan. (1)	8-K	000-19528/ 161931217	10/11/2016	99.1
10.36	Form of Executive Restricted Stock Unit Grant Notice and Executive Restricted Stock Unit Agreement under the 2016 Long-Term Incentive Plan. (1)					X
10.37	Form of Executive Performance Stock Unit Award Grant Notice and Executive Performance Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan. (1)					X
10.38	Executive Performance Unit Award Grant Notice and Executive Performance Unit Award Agreement under the 2016 Long-Term Incentive Plan for Derek K. Aberle. (1) (2)					X
12.1	Computation of Ratio of Earnings to Fixed Charges.					X
21	Subsidiaries of the Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steve Mollenkopf.					X

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George S. Davis.					X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Steve Mollenkopf.					X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for George S. Davis.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.					X

(1)	Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a).

(2)	Confidential treatment has been requested with respect to certain portions of this exhibit.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 2, 2016

QUALCOMM Incorporated

By	/s/ Steve Mollenkopf
Steve Mollenkopf
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steve Mollenkopf	Chief Executive Officer and Director	November 2, 2016
Steve Mollenkopf	(Principal Executive Officer)

/s/ George S. Davis	Executive Vice President and Chief Financial Officer	November 2, 2016
George S. Davis	(Principal Financial Officer)

/s/ John F. Murphy	Senior Vice President and Chief Accounting Officer	November 2, 2016
John F. Murphy	(Principal Accounting Officer)

/s/ Barbara T. Alexander	Director	November 2, 2016
Barbara T. Alexander

/s/ Raymond V. Dittamore	Director	November 2, 2016
Raymond V. Dittamore

/s/ Jeffrey W. Henderson	Director	November 2, 2016
Jeffrey W. Henderson

/s/ Thomas W. Horton	Director	November 2, 2016
Thomas W. Horton

/s/ Paul E. Jacobs	Chairman	November 2, 2016
Paul E. Jacobs

/s/ Ann M. Livermore	Director	November 2, 2016
Ann M. Livermore

/s/ Harish Manwani	Director	November 2, 2016
Harish Manwani

/s/ Mark D. McLaughlin	Director	November 2, 2016
Mark D. McLaughlin

/s/ Clark T. Randt, Jr.	Director	November 2, 2016
Clark T. Randt, Jr.

/s/ Francisco Ros	Director	November 2, 2016
Francisco Ros

/s/ Anthony J. Vinciquerra	Director	November 2, 2016
Anthony J. Vinciquerra

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of QUALCOMM Incorporated:
In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of QUALCOMM Incorporated and its subsidiaries at September 25, 2016 and September 27, 2015 and the results of their operations and their cash flows for each of the three years in the period ended September 25, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 25, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
San Diego, California

November 2, 2016

QUALCOMM Incorporated
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	September 25, 2016	September 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$5,946	$7,560
Marketable securities	12,702	9,761
Accounts receivable, net	2,219	1,964
Inventories	1,556	1,492
Deferred tax assets	—	635
Other current assets	558	687
Total current assets	22,981	22,099
Marketable securities	13,702	13,626
Deferred tax assets	2,030	1,453
Property, plant and equipment, net	2,306	2,534
Goodwill	5,679	5,479
Other intangible assets, net	3,500	3,742
Other assets	2,161	1,863
Total assets	$52,359	$50,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,858	$1,300
Payroll and other benefits related liabilities	934	861
Unearned revenues	509	583
Short-term debt	1,749	1,000
Other current liabilities	2,261	2,356
Total current liabilities	7,311	6,100
Unearned revenues	2,377	2,496
Long-term debt	10,008	9,969
Other liabilities	895	817
Total liabilities	20,591	19,382

Commitments and contingencies (Note 7)

Stockholders’ equity:
Qualcomm stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,476 and 1,524 shares issued and outstanding, respectively	414	—
Retained earnings	30,936	31,226
Accumulated other comprehensive income	428	195
Total Qualcomm stockholders’ equity	31,778	31,421
Noncontrolling interests	(10)	(7)
Total stockholders’ equity	31,768	31,414
Total liabilities and stockholders’ equity	$52,359	$50,796

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended
	September 25, 2016	September 27, 2015	September 28, 2014
Revenues:
Equipment and services	$15,467	$17,079	$18,625
Licensing	8,087	8,202	7,862
Total revenues	23,554	25,281	26,487
Costs and expenses:
Cost of revenues	9,749	10,378	10,686
Research and development	5,151	5,490	5,477
Selling, general and administrative	2,385	2,344	2,290
Other (Note 2)	(226)	1,293	484
Total costs and expenses	17,059	19,505	18,937
Operating income	6,495	5,776	7,550
Interest expense	(297)	(104)	(5)
Investment income, net (Note 2)	635	815	1,233
Income from continuing operations before income taxes	6,833	6,487	8,778
Income tax expense	(1,131)	(1,219)	(1,244)
Income from continuing operations	5,702	5,268	7,534
Discontinued operations, net of income taxes (Note 11)	—	—	430
Net income	5,702	5,268	7,964
Net loss attributable to noncontrolling interests	3	3	3
Net income attributable to Qualcomm	$5,705	$5,271	$7,967

Basic earnings per share attributable to Qualcomm:
Continuing operations	$3.84	$3.26	$4.48
Discontinued operations	—	—	0.25
Net income	$3.84	$3.26	$4.73
Diluted earnings per share attributable to Qualcomm:
Continuing operations	$3.81	$3.22	$4.40
Discontinued operations	—	—	0.25
Net income	$3.81	$3.22	$4.65
Shares used in per share calculations:
Basic	1,484	1,618	1,683
Diluted	1,498	1,639	1,714

Dividends per share announced	$2.02	$1.80	$1.54

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended
	September 25, 2016	September 27, 2015	September 28, 2014
Net income	$5,702	$5,268	$7,964
Other comprehensive income (loss), net of income taxes:
Foreign currency translation (losses) gains	(22)	(47)	1
Reclassification of foreign currency translation losses included in net income	21	—	1
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain available-for-sale debt securities, net of tax benefit of $23, $19 and $1, respectively	(43)	(35)	(1)
Reclassification of net other-than-temporary losses on available-for-sale securities included in net income, net of tax benefit of $71, $66 and $55, respectively	130	121	101
Net unrealized gains (losses) on other available-for-sale securities, net of tax (expense) benefit of ($166), $114 and ($140), respectively	306	(215)	259
Reclassification of net realized gains on available-for-sale securities included in net income, net of tax expense of $85, $173 and $252, respectively	(156)	(317)	(462)
Net unrealized (losses) gains on derivative instruments, net of tax benefit (expense) of $2, $0 and ($4), respectively	(4)	54	8
Reclassification of net realized losses (gains) on derivative instruments, net of tax (benefit) expense of ($2), $0 and $14, respectively	1	—	(26)
Total other comprehensive income (loss)	233	(439)	(119)
Total comprehensive income	5,935	4,829	7,845
Comprehensive loss attributable to noncontrolling interests	3	3	3
Comprehensive income attributable to Qualcomm	$5,938	$4,832	$7,848

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	September 25, 2016	September 27, 2015	September 28, 2014
Operating Activities:
Net income	$5,702	$5,268	$7,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,428	1,214	1,150
Indefinite and long-lived asset impairment charges	107	317	642
Income tax provision (less than) in excess of income tax payments	(200)	47	298
Gain on sale of wireless spectrum	(380)	—	—
Gain on sale of discontinued operations	—	—	(665)
Non-cash portion of share-based compensation expense	943	1,026	1,059
Incremental tax benefits from share-based compensation	(8)	(103)	(280)
Net realized gains on marketable securities and other investments	(288)	(500)	(826)
Impairment losses on marketable securities and other investments	172	200	180
Other items, net	77	(16)	(17)
Changes in assets and liabilities:
Accounts receivable, net	(232)	550	(281)
Inventories	(49)	93	(155)
Other assets	246	(793)	108
Trade accounts payable	541	(908)	619
Payroll, benefits and other liabilities	(352)	(328)	(617)
Unearned revenues	(307)	(561)	(292)
Net cash provided by operating activities	7,400	5,506	8,887
Investing Activities:
Capital expenditures	(539)	(994)	(1,185)
Purchases of available-for-sale securities	(18,015)	(15,400)	(13,581)
Proceeds from sales and maturities of available-for-sale securities	14,386	15,080	13,587
Purchases of trading securities	(177)	(1,160)	(3,075)
Proceeds from sales and maturities of trading securities	779	1,658	2,824
Purchases of other marketable securities	—	—	(220)
Proceeds from sales of other marketable securities	450	—	—
Acquisitions and other investments, net of cash acquired	(812)	(3,019)	(895)
Proceeds from sale of wireless spectrum	232	—	—
Proceeds from sales of property, plant and equipment	16	266	37
Proceeds from sale of discontinued operations, net of cash sold	—	—	788
Other items, net	192	(3)	81
Net cash used by investing activities	(3,488)	(3,572)	(1,639)
Financing Activities:
Proceeds from short-term debt	8,949	4,083	—
Repayment of short-term debt	(8,200)	(3,083)	—
Proceeds from long-term debt	—	9,937	—
Proceeds from issuance of common stock	668	787	1,439
Repurchases and retirements of common stock	(3,923)	(11,246)	(4,549)
Dividends paid	(2,990)	(2,880)	(2,586)
Incremental tax benefits from share-based compensation	8	103	280
Other items, net	(34)	38	(64)
Net cash used by financing activities	(5,522)	(2,261)	(5,480)
Effect of exchange rate changes on cash and cash equivalents	(4)	(20)	(3)
Net (decrease) increase in cash and cash equivalents	(1,614)	(347)	1,765
Cash and cash equivalents at beginning of period	7,560	7,907	6,142
Cash and cash equivalents at end of period	$5,946	$7,560	$7,907
See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock Shares	Common Stock and Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Qualcomm Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at September 29, 2013	1,685	$9,874	$25,461	$753	$36,088	$(1)	$36,087
Total comprehensive income (1)	—	—	7,967	(119)	7,848	(3)	7,845
Common stock issued under employee benefit plans and the related tax benefits	50	1,726	—	—	1,726	—	1,726
Repurchases and retirements of common stock	(60)	(4,549)	—	—	(4,549)	—	(4,549)
Share-based compensation	—	1,101	—	—	1,101	—	1,101
Tax withholdings related to vesting of share-based payments	(6)	(417)	—	—	(417)	—	(417)
Dividends	—	—	(2,629)	—	(2,629)	—	(2,629)
Other	—	1	—	—	1	1	2
Balance at September 28, 2014	1,669	7,736	30,799	634	39,169	(3)	39,166
Total comprehensive income	—	—	5,271	(439)	4,832	(3)	4,829
Common stock issued under employee benefit plans and the related tax benefits	32	871	—	—	871	—	871
Repurchases and retirements of common stock	(172)	(9,334)	(1,912)	—	(11,246)	—	(11,246)
Share-based compensation	—	1,078	—	—	1,078	—	1,078
Tax withholdings related to vesting of share-based payments	(5)	(351)	—	—	(351)	—	(351)
Dividends	—	—	(2,932)	—	(2,932)	—	(2,932)
Other	—	—	—	—	—	(1)	(1)
Balance at September 27, 2015	1,524	—	31,226	195	31,421	(7)	31,414
Total comprehensive income	—	—	5,705	233	5,938	(3)	5,935
Common stock issued under employee benefit plans and the related tax benefits	30	615	—	—	615	—	615
Repurchases and retirements of common stock	(73)	(974)	(2,949)	—	(3,923)	—	(3,923)
Share-based compensation	—	997	—	—	997	—	997
Tax withholdings related to vesting of share-based payments	(5)	(224)	—	—	(224)	—	(224)
Dividends	—	—	(3,046)	—	(3,046)	—	(3,046)
Balance at September 25, 2016	1,476	$414	$30,936	$428	$31,778	$(10)	$31,768

(1)	Income (loss) from discontinued operations, net of income taxes, (Note 11) was attributable to Qualcomm.
See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Its Significant Accounting Policies
The Company. QUALCOMM Incorporated, a Delaware corporation, and its subsidiaries (collectively the Company or Qualcomm) develop, design, manufacture, have manufactured on its behalf and market digital communications products, which principally consist of integrated circuits and system software, for use in mobile devices, wireless networks, broadband gateway equipment and consumer electronic devices. The Company also grants licenses to use portions of its intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products and receives fixed license fees (payable in one or more installments) as well as ongoing royalties based on sales by licensees of wireless products incorporating its patented technologies.
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
Financial Statement Preparation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s consolidated financial statements and the accompanying notes. Examples of the Company’s significant accounting estimates that may involve a higher degree of judgment and complexity than others include: the determination of other-than-temporary impairments of marketable securities and other investments; the valuation of inventories; the valuation and assessment of the recoverability of goodwill and other indefinite-lived and long-lived assets; the recognition, measurement and disclosure of loss contingencies related to legal proceedings; and the calculation of tax liabilities, including the recognition and measurement of uncertain tax positions. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.
Fiscal Year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The fiscal years ended September 25, 2016, September 27, 2015 and September 28, 2014 included 52 weeks.
Cash Equivalents. The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents are comprised of money market funds, certificates of deposit, commercial paper, government agencies’ securities, corporate bonds and notes, certain bank time deposits and repurchase agreements fully collateralized by government agencies’ securities. The carrying amounts approximate fair value due to the short maturities of these instruments.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Equity and Cost Method Investments. The Company generally accounts for non-marketable equity investments either under the equity or the cost method. Equity investments over which the Company has significant influence, but not control over the investee and is not the primary beneficiary of the investee’s activities are accounted for under the equity method. Other non-marketable equity investments are accounted for under the cost method. The Company’s share of gains and losses in equity method investments are recorded in net investment income. The Company monitors non-marketable equity investments for events or circumstances that could indicate the investments are impaired, such as a deterioration in the investee’s financial condition and business forecasts and lower valuations in recently completed or proposed financings, and records a charge to net investment income for the difference between the estimated fair value and the carrying value.
The carrying values of the Company’s non-marketable equity investments are recorded in other noncurrent assets and were as follows (in millions):

	September 25, 2016	September 27, 2015
Equity method investments	$324	$163
Cost method investments	531	457
	$855	$620
Transactions with equity method investees are considered related party transactions. Revenues from certain licensing and services contracts with two of the Company’s equity method investees were $196 million and negligible in fiscal 2016 and 2015, respectively. There were no such revenues in fiscal 2014. The Company eliminates unrealized profit or loss related to such transactions in relation to its ownership interest in the investee, which is recorded as a component of equity in net losses in investees in net investment income. Aggregate accounts receivable from these equity method investees were $73 million at September 25, 2016. No accounts receivable were due from these equity method investees at September 27, 2015.
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
At September 25, 2016 and September 27, 2015, the aggregate fair values of the Company’s interest rate swaps related to its long-term debt were $65 million and $32 million, respectively, and were recorded in noncurrent assets. The swaps had an aggregate notional amount of $3.0 billion, which effectively converted all of the fixed-rate debt due in 2018 and approximately 43% and 50% of the fixed-rate debt due in 2020 and 2022, respectively, into floating-rate debt. The maturities of the swaps match the Company’s fixed-rate debt due in 2018, 2020 and 2022.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Hedges: The Company manages its exposure to foreign exchange market risks, when deemed appropriate, through the use of derivative instruments, including foreign currency forward and option contracts with financial counterparties. These derivative instruments mature between one and nine months. Gains and losses arising from the effective portion of such contracts that are designated as cash flow hedging instruments are recorded as a component of accumulated other comprehensive income as gains and losses on derivative instruments, net of income taxes. The hedging gains and losses in accumulated other comprehensive income are subsequently reclassified to revenues or costs and expenses, as applicable, in the consolidated statements of operations in the same period in which the underlying transactions affect the Company’s earnings. Gains and losses arising from the ineffective portion of such contracts are recorded in net investment income as gains and losses on derivative instruments. The cash flows associated with derivative instruments designated as cash flow or net investment hedging instruments are classified as cash flows from operating activities in the consolidated statements of cash flows, which is the same category as the hedged transaction. The cash flows associated with the ineffective portion of such derivative instruments are classified as cash flows from investing activities in the consolidated statements of cash flows. At September 25, 2016 and September 27, 2015, the fair values of the Company’s foreign currency option and forward contracts used to hedge foreign currency risk recorded in total assets and in total liabilities were negligible. All such instruments were designated as cash flow hedges.
Investment Portfolio Derivatives: The Company also utilizes currency forwards, futures, options and swaps that are not designated as hedging instruments to acquire or reduce foreign exchange, interest rate and/or equity, prepayment and credit risks in its marketable securities investment portfolios. The Company primarily uses such derivative instruments for risk management and not speculative purposes. These derivative instruments mature over various periods up to five years. Gains and losses arising from changes in the fair values of such derivative instruments are recorded in net investment income as gains and losses on derivative instruments. The cash flows associated with such derivative instruments are classified as cash flows from investing activities in the consolidated statements of cash flows. At September 25, 2016 and September 27, 2015, the fair values of these derivative instruments recorded in total assets and in total liabilities were negligible.
Gross Notional Amounts: The gross notional amounts of the Company’s interest rate, foreign currency and investment portfolio derivatives by instrument type were as follows (in millions):

	September 25, 2016	September 27, 2015
Forwards	$108	$269
Futures	—	133
Options	929	620
Swaps	3,061	3,004
	$4,098	$4,026
The gross notional amounts by currency were as follows (in millions):

	September 25, 2016	September 27, 2015
British pound sterling	$—	$83
Chinese renminbi	325	111
Euro	31	36
Indian rupee	433	409
Japanese yen	97	174
Korean won	85	81
United States dollar	3,045	3,089
Other	82	43
	$4,098	$4,026
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The fair value of mortgage- and asset-backed securities is derived from the use of matrix pricing (prices for similar securities) or, in some cases, cash flow pricing models with observable inputs, such as contractual terms, maturity, credit rating and/or securitization structure to determine the timing and amount of future cash flows. Certain mortgage- and asset-backed securities may require the use of significant unobservable inputs to estimate fair value, such as default likelihood, recovery rates and prepayment speed.
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
Derivative Instruments: Derivative instruments that are traded on an exchange are valued using quoted market prices and are included in Level 1. Derivative instruments that are not traded on an exchange are valued using conventional calculations/models that are primarily based on observable inputs, such as foreign currency exchange rates, volatilities and interest rates, and therefore, such derivative instruments are included in Level 2.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Property, Plant and Equipment. Property, plant and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives. Upon the retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is recorded. Buildings on owned land are depreciated over 30 years, and building improvements are depreciated over their useful lives ranging from 7 to 15 years. Leasehold improvements are amortized over the shorter of their estimated useful lives, not to exceed 15 years, or the remaining term of the related lease. Other property, plant and equipment have useful lives ranging from 2 to 25 years. Leased property meeting certain capital lease criteria is capitalized, and the net present value of the related lease payments is recorded as a liability. Amortization of assets under capital leases is recorded using the straight-line method over the shorter of the estimated useful lives or the lease terms. Maintenance, repairs and minor renewals or betterments are charged to expense as incurred.
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
Revenue Recognition. The Company derives revenues principally from sales of integrated circuit products and licensing of its intellectual property and also generates revenues through sales of software hosting, software development and other services. The timing of revenue recognition and the amount of revenue actually recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of the Company’s deliverables and obligations. Unearned revenues consist primarily of license fees for intellectual property with continuing performance obligations.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues from sales of the Company’s products are recognized at the time of shipment, or when title and risk of loss pass to the customer and all other criteria for revenue recognition are met, if later. Revenues from providing services are recognized when earned. Revenues from providing services were less than 10% of total revenues for all periods presented.
The Company licenses or otherwise provides rights to use portions of its intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products. Licensees typically pay a fixed license fee in one or more installments and royalties based on their sales of products incorporating or using the Company’s licensed intellectual property. License fees are recognized over the estimated period of benefit of the license to the licensee, typically 5 to 15 years. The Company earns royalties on such licensed products sold worldwide by its licensees at the time that the licensees’ sales occur. The Company’s licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. The Company recognizes royalty revenues based on royalties reported by licensees during the quarter and when all other revenue recognition criteria are met.
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
Concentrations. A significant portion of the Company’s revenues is concentrated with a small number of customers/licensees of the Company’s QCT and QTL segments. Revenues related to the products of two customers/licensees comprised 16% and 24% of total consolidated revenues in fiscal 2016, compared to 20% and 25% in fiscal 2015 and 28% and 21% in fiscal 2014. Aggregate accounts receivable from two customers/licensees comprised 44% and 19% of gross accounts receivable at September 25, 2016 and September 27, 2015, respectively.
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
Shipping and Handling Costs. Costs incurred for shipping and handling are included in cost of revenues. Amounts billed to a customer for shipping and handling are reported as revenues.
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
The fair values of RSUs are estimated based on the fair market values of the underlying stock on the dates of grant or dates the RSUs are assumed. If RSUs do not have the right to participate in dividends, the fair values are discounted by the dividend yield. The weighted-average estimated fair values of employee RSUs granted during fiscal 2016, 2015 and 2014 were $53.56, $68.77 and $72.81 per share, respectively. Upon vesting, the Company issues new shares of common stock. For the majority of RSUs, shares are issued on the vesting dates net of the amount of shares needed to satisfy statutory tax withholding requirements to be paid by the Company on behalf of the employees. As a result, the actual number of shares issued will be fewer than the number of RSUs outstanding. The annual pre-vest forfeiture rate for RSUs was estimated to be approximately 4% in fiscal 2016 and 3% in both fiscal 2015 and 2014.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

	2016	2015	2014
Cost of revenues	$40	$42	$49
Research and development	614	659	672
Selling, general and administrative	289	325	338
Share-based compensation expense before income taxes	943	1,026	1,059
Related income tax benefit	(190)	(190)	(203)
	$753	$836	$856
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
The Company recognizes windfall tax benefits associated with share-based awards directly to stockholders’ equity when realized. A windfall tax benefit occurs when the actual tax benefit realized by the Company upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the Company had recorded. The Company records windfall tax benefits to stockholders’ equity. A shortfall occurs when the actual tax benefit realized by the Company upon an employee’s disposition of a share-based award is less than the deferred tax asset, if any, associated with the award that the Company has recorded. The Company records shortfall tax detriments when realized to stockholders’ equity to the extent that previous windfall tax benefits exist (referred to as the APIC windfall pool), with any remainder recognized in income tax expense. The Company had a sufficient APIC windfall pool to absorb all shortfalls that occurred in fiscal 2016. When assessing whether a tax benefit relating to share-based compensation has been realized, the Company follows the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes.
Earnings Per Common Share. Basic earnings per common share are computed by dividing net income attributable to Qualcomm by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share are computed by dividing net income attributable to Qualcomm by the combination of dilutive common share

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options and/or accelerated share repurchase agreements, if any, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost for future service that the Company has not yet recognized, if any, and the estimated tax benefits that would be recorded in paid-in capital when an award is settled, if any, are assumed to be used to repurchase shares in the current period. The dilutive common share equivalents, calculated using the treasury stock method, for fiscal 2016, 2015 and 2014 were 13,864,000, 20,724,000 and 30,655,000, respectively. Shares of common stock equivalents outstanding that were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period were 2,435,000, 4,652,000 (which were primarily attributable to the ASR Agreements (Note 4)) and 846,000 during fiscal 2016, 2015 and 2014, respectively.
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
In March 2016, the FASB issued new guidance that changes the accounting for share-based payments. Under the new guidance, excess tax benefits associated with share-based payment awards will be recognized through earnings when the awards vest or settle, rather than in stockholders’ equity. In addition, it will increase the number of shares an employer can withhold to cover income taxes on share-based payment awards and still qualify for the exemption to liability classification. The new guidance will be effective for the Company starting in the first quarter of fiscal 2018. Early adoption is permitted in any annual or interim period. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt the new guidance early.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt the new guidance early.
In August 2016, the FASB issued new guidance related to the classification of certain cash receipts and cash payments on the statement of cash flows. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019 on a retrospective basis, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements as well as whether to adopt the new guidance early.
In October 2016, the FASB issued new guidance that changes the accounting for income tax effects of intra-entity transfers of assets other than inventory. Under the new guidance, the selling (transferring) entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset. The new guidance will be effective for the Company starting in the first quarter of fiscal 2019 on a modified retrospective basis, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements as well as whether to adopt the new guidance early.
Note 2. Composition of Certain Financial Statement Items

Accounts Receivable (in millions)
	September 25, 2016	September 27, 2015
Trade, net of allowances for doubtful accounts of $1 and $6, respectively	$2,194	$1,941
Long-term contracts	20	11
Other	5	12
	$2,219	$1,964

Inventories (in millions)
	September 25, 2016	September 27, 2015
Raw materials	$1	$1
Work-in-process	847	550
Finished goods	708	941
	$1,556	$1,492

Property, Plant and Equipment (in millions)	September 25, 2016	September 27, 2015
Land	$192	$212
Buildings and improvements	1,545	1,544
Computer equipment and software	1,426	1,422
Machinery and equipment	2,454	2,287
Furniture and office equipment	77	83
Leasehold improvements	254	274
Construction in progress	92	72
	6,040	5,894
Less accumulated depreciation and amortization	(3,734)	(3,360)
	$2,306	$2,534
Depreciation and amortization expense related to property, plant and equipment for fiscal 2016, 2015 and 2014 was $624 million, $625 million and $609 million, respectively. The gross book values of property under capital leases included in buildings and improvements were negligible at September 25, 2016 and September 27, 2015.
Goodwill and Other Intangible Assets. The Company allocates goodwill to its reporting units for annual impairment

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

testing purposes. The following table presents the goodwill allocated to the Company’s reportable and nonreportable segments, as described in Note 8, as well as the changes in the carrying amounts of goodwill during fiscal 2016 and 2015 (in millions):

	QCT	QTL	Nonreportable Segments	Total
Balance at September 28, 2014	$3,467	$712	$309	$4,488
Acquisitions	998	6	254	1,258
Impairments	—	—	(260)	(260)
Other (1)	(4)	—	(3)	(7)
Balance at September 27, 2015 (2)	4,461	718	300	5,479
Acquisitions	172	—	—	172
Impairments	—	—	(17)	(17)
Other (1)	41	—	4	45
Balance at September 25, 2016 (2)	$4,674	$718	$287	$5,679

(1)
Includes changes in goodwill amounts resulting from foreign currency translation, purchase accounting adjustments and, in fiscal 2016, the sale of the Company’s business that provided augmented reality applications.

(2)	Cumulative goodwill impairments were $537 million and $520 million at September 25, 2016 and September 27, 2015, respectively.
The components of other intangible assets, net were as follows (in millions):

	September 25, 2016			September 27, 2015
	Gross Carrying Amount	Accumulated Amortization	Weighted-average amortization period (years)	Gross Carrying Amount	Accumulated Amortization	Weighted-average amortization period (years)
Wireless spectrum	$2	$(2)	5	$2	$(2)	5
Marketing-related	119	(77)	8	93	(59)	8
Technology-based	5,900	(2,459)	10	5,735	(2,078)	10
Customer-related	21	(4)	7	111	(60)	4
	$6,042	$(2,542)	10	$5,941	$(2,199)	10
All of these intangible assets are subject to amortization, other than acquired in-process research and development with carrying values of $83 million and $196 million at September 25, 2016 and September 27, 2015, respectively. Amortization expense related to these intangible assets was $804 million, $591 million and $543 million for fiscal 2016, 2015 and 2014, respectively. Amortization expense related to these intangible assets and acquired in-process research and development, beginning upon the expected completion of the underlying projects, is expected to be $674 million, $635 million, $597 million, $494 million and $374 million for each of the subsequent five years from fiscal 2017 through 2021, respectively, and $726 million thereafter.

Other Current Liabilities (in millions)
	September 25, 2016	September 27, 2015
Customer incentives and other customer-related liabilities	$1,710	$1,894
Other	551	462
	$2,261	$2,356
Accumulated Other Comprehensive Income. Changes in the components of accumulated other comprehensive income, net of income taxes, in Qualcomm stockholders’ equity during fiscal 2016 were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Foreign Currency Translation Adjustment	Noncredit Other-than-Temporary Impairment Losses and Subsequent Changes in Fair Value for Certain Available-for-Sale Debt Securities	Net Unrealized Gain (Loss) on Other Available-for-Sale Securities	Net Unrealized Gain (Loss) on Derivative Instruments	Total Accumulated Other Comprehensive Income
Balance at September 27, 2015	$(160)	$4	$297	$54	$195
Other comprehensive (loss) income before reclassifications	(22)	14	306	(4)	294
Reclassifications from accumulated other comprehensive income	21	(12)	(71)	1	(61)
Other comprehensive (loss) income	(1)	2	235	(3)	233
Balance at September 25, 2016	$(161)	$6	$532	$51	$428
Reclassifications from accumulated other comprehensive income related to net gains on available-for-sale securities of $83 million, $212 million and $360 million during fiscal 2016, 2015 and 2014, respectively, were recorded in investment income, net (Note 2). Reclassifications from accumulated other comprehensive income related to foreign currency translation losses of $21 million during fiscal 2016 were recorded in selling, general and administrative expenses and other operating expenses. Reclassifications from accumulated other comprehensive income related to foreign currency translation adjustments during fiscal 2015 and 2014 were negligible. Reclassifications from accumulated other comprehensive income related to derivative instruments during fiscal 2016 and 2015 were negligible. Reclassifications from accumulated other comprehensive income related to derivative instruments of $26 million for fiscal 2014 were recorded in revenues, cost of revenues, research and development expenses and selling, general and administrative expenses.
Other Income, Costs and Expenses. Other income for fiscal 2016 included a gain of $380 million on the sale of wireless spectrum in the United Kingdom that was held by the QSI (Qualcomm Strategic Initiatives) segment in the first quarter of fiscal 2016 for $232 million in cash and $275 million in deferred payments due in 2020 to 2023, which were recorded at their present values in other assets. Other income for fiscal 2016 also included $202 million in restructuring and restructuring-related charges, which were partially offset by a $48 million gain on the sale of the Company’s business that provided augmented reality applications, all of which related to the Company’s Strategic Realignment Plan.
On February 9, 2015, the Company announced that it had reached a resolution with the China National Development and Reform Commission (NDRC) regarding its investigation of the Company relating to China’s Anti-Monopoly Law (AML) and the Company’s licensing business and certain interactions between the Company’s licensing business and its chipset business. The NDRC issued an Administrative Sanction Decision finding that the Company had violated the AML, and the Company agreed to implement a rectification plan that modifies certain of its business practices in China. In addition, the NDRC imposed a fine on the Company of 6.088 billion Chinese renminbi (approximately $975 million), which the Company paid. The Company recorded the amount of the fine in the second quarter of fiscal 2015 in other expenses. Other expenses in fiscal 2015 also included $255 million and $11 million in impairment charges on goodwill and intangible assets, respectively, related to the Company’s content and push-to-talk services and display businesses and $190 million in restructuring and restructuring-related charges related to the Company’s Strategic Realignment Plan (Note 10), partially offset by $138 million in gains on sales of certain property, plant and equipment.
Other expenses in fiscal 2014 were comprised of $507 million and $100 million in certain property, plant and equipment and goodwill impairment charges, respectively, and $19 million in restructuring-related costs incurred by one of the Company’s display businesses. Other expenses in fiscal 2014 also included a $16 million goodwill impairment charge related to the Company’s former QRS (Qualcomm Retail Solutions) division and a $15 million legal settlement, partially offset by the reversal of the $173 million accrual recorded in fiscal 2013 related to the ParkerVision verdict against us, which was overturned (Note 7).

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Income, Net (in millions)
	2016	2015	2014
Interest and dividend income	$611	$527	$586
Net realized gains on marketable securities	239	451	770
Net realized gains on other investments	49	49	56
Impairment losses on marketable securities	(112)	(163)	(156)
Impairment losses on other investments	(60)	(37)	(24)
Net (losses) gains on derivative instruments	(8)	17	5
Equity in net losses of investees	(84)	(32)	(10)
Net gains on deconsolidation of subsidiaries	—	3	6
	$635	$815	$1,233
Net impairment losses on marketable securities related to the noncredit portion of losses on debt securities recognized in other comprehensive income were $37 million, $23 million and negligible in fiscal 2016, 2015 and 2014, respectively. The ending balance of the credit loss portion of other-than-temporary impairments on debt securities held by the Company was $55 million and $12 million at September 25, 2016 and September 27, 2015, respectively.
Note 3. Income Taxes
The components of the income tax provision for continuing operations were as follows (in millions):

	2016	2015	2014
Current provision (benefit):
Federal	$4	$(67)	$172
State	4	4	10
Foreign	1,411	1,307	1,116
	1,419	1,244	1,298
Deferred (benefit) provision:
Federal	(184)	(9)	(30)
State	6	1	(10)
Foreign	(110)	(17)	(14)
	(288)	(25)	(54)
	$1,131	$1,219	$1,244
The foreign component of the income tax provision consists primarily of foreign withholding taxes on royalty fees included in United States earnings.
The components of income from continuing operations before income taxes by United States and foreign jurisdictions were as follows (in millions):

	2016	2015	2014
United States	$3,032	$2,993	$3,213
Foreign	3,801	3,494	5,565
	$6,833	$6,487	$8,778

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the expected statutory federal income tax provision to the Company’s actual income tax provision for continuing operations (in millions):

	2016	2015	2014
Expected income tax provision at federal statutory tax rate	$2,392	$2,270	$3,072
State income tax provision, net of federal benefit	19	18	24
Foreign income taxed at other than U.S. rates	(1,068)	(937)	(1,750)
Research and development tax credits	(143)	(148)	(61)
Worthless stock deduction of domestic subsidiary	(101)	—	—
Other	32	16	(41)
	$1,131	$1,219	$1,244
During fiscal 2016, the Company recorded a tax benefit of $101 million from a worthless stock deduction on a domestic subsidiary of one of the Company’s former display businesses. Also, during fiscal 2016, the United States government permanently reinstated the federal research and development tax credit retroactively to January 1, 2015. As a result of the reinstatement, the Company recorded a tax benefit of $79 million in fiscal 2016 related to fiscal 2015.
During fiscal 2015, the NDRC imposed a fine of $975 million (Note 2), which was not deductible for tax purposes and was substantially attributable to a foreign jurisdiction. Additionally, during fiscal 2015, the Company recorded a tax benefit of $101 million related to fiscal 2014 resulting from the United States government reinstating the federal research and development tax credit retroactively to January 1, 2014 through December 31, 2014. The effective tax rate for fiscal 2015 also reflected the United States federal research and development tax credit generated through December 31, 2014, the date on which the credit expired, and a $61 million tax benefit as a result of a favorable tax audit settlement with the Internal Revenue Service (IRS) related to Qualcomm Atheros, Inc.’s pre-acquisition 2010 and 2011 tax returns.
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

	2016	2015	2014
Additional income tax expense	$487	$656	$690
Reduction to diluted earnings per share	$0.32	$0.40	$0.40
The Company considers the operating earnings of certain non-United States subsidiaries to be indefinitely reinvested outside the United States based on the Company’s plans for use and/or investment outside the United States and the Company’s belief that its sources of cash and liquidity in the United States will be sufficient to meet future domestic cash needs. The Company has not recorded a deferred tax liability of approximately $11.5 billion related to the United States federal and state income taxes and foreign withholding taxes on approximately $32.5 billion of undistributed earnings of certain non-United States subsidiaries indefinitely reinvested outside the United States. Should the Company decide to no longer indefinitely reinvest such earnings outside the United States, the Company would have to adjust the income tax provision in the period management makes such determination.
The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is currently a participant in the IRS Compliance Assurance Process, whereby the IRS and the Company endeavor to agree on the treatment of all tax issues prior to the tax return being filed. The IRS completed its examination of the Company’s tax return for fiscal 2014 and issued a no change letter in December 2015, resulting in no change to the income tax provision. The Company is no longer subject to United States federal income tax examinations for years prior to fiscal 2014. The Company is subject to examination by the California Franchise Tax Board for fiscal years after 2011. The Company is also subject to income taxes in other taxing jurisdictions in the United States and around the world, many of

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which are open to tax examinations for periods after fiscal 2000. The outcome of any state or foreign income tax examination is not expected to be material to the Company’s consolidated financial statements.
The Company had deferred tax assets and deferred tax liabilities as follows (in millions):

	September 25, 2016	September 27, 2015
Unused tax credits	$1,256	$897
Unearned revenues	920	1,029
Unrealized losses on marketable securities	493	441
Accrued liabilities and reserves	409	317
Share-based compensation	277	331
Unused net operating losses	218	265
Other	107	95
Total gross deferred tax assets	3,680	3,375
Valuation allowance	(754)	(635)
Total net deferred tax assets	2,926	2,740
Intangible assets	(502)	(548)
Unrealized gains on marketable securities	(430)	(273)
Other	(133)	(105)
Total deferred tax liabilities	(1,065)	(926)
Net deferred tax assets	$1,861	$1,814
Reported as:
Current deferred tax assets	$—	$635
Non-current deferred tax assets	2,030	1,453
Current deferred tax liabilities (1)	—	(4)
Non-current deferred tax liabilities (1)	(169)	(270)
	$1,861	$1,814

(1)	Current deferred tax liabilities and non-current deferred tax liabilities were included in other current liabilities and other liabilities, respectively, in the consolidated balance sheets.
At September 25, 2016, the Company had unused federal net operating loss carryforwards of $267 million expiring from 2021 through 2034, unused state net operating loss carryforwards of $892 million expiring from 2017 through 2036 and unused foreign net operating loss carryforwards of $287 million expiring from 2019 through 2025. At September 25, 2016, the Company had unused state tax credits of $637 million, of which substantially all may be carried forward indefinitely, unused federal tax credits of $595 million expiring from 2025 through 2036 and unused tax credits of $24 million in foreign jurisdictions expiring from 2033 through 2036. The Company does not expect its federal net operating loss carryforwards to expire unused.
The Company believes, more likely than not, that it will have sufficient taxable income after deductions related to share-based awards to utilize the majority of its deferred tax assets. At September 25, 2016, the Company has provided a valuation allowance on certain state tax credits, foreign deferred tax assets and state net operating losses of $627 million, $94 million and $33 million, respectively. The valuation allowances reflect the uncertainties surrounding the Company’s ability to generate sufficient future taxable income in certain foreign and state tax jurisdictions to utilize its net operating losses and the Company’s ability to generate sufficient capital gains to utilize all capital losses.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the changes in the amount of unrecognized tax benefits for fiscal 2016, 2015 and 2014 follows (in millions):

	2016	2015	2014
Beginning balance of unrecognized tax benefits	$40	$87	$221
Additions based on prior year tax positions	20	31	1
Reductions for prior year tax positions and lapse in statute of limitations	(6)	(70)	(67)
Additions for current year tax positions	218	5	5
Settlements with taxing authorities	(1)	(13)	(73)
Ending balance of unrecognized tax benefits	$271	$40	$87
The Company does not expect any unrecognized tax benefits recorded at September 25, 2016 to result in a significant cash payment in fiscal 2017. Unrecognized tax benefits at September 25, 2016 included $191 million for tax positions that, if recognized, would impact the effective tax rate. The unrecognized tax benefits differ from the amount that would affect the Company’s effective tax rate primarily because the unrecognized tax benefits were included on a gross basis and did not reflect secondary impacts such as the federal deduction for state taxes, adjustments to deferred tax assets and the valuation allowance that might be required if the Company’s tax positions are sustained. The increase in unrecognized tax benefits in fiscal 2016 was primarily due to tax positions related to classification of income. The decrease in unrecognized tax benefits in fiscal 2015 primarily resulted from a favorable tax audit settlement with the IRS related to Qualcomm Atheros, Inc.’s pre-acquisition 2010 and 2011 tax returns, which was partially offset by an increase related to the CSR acquisition (Note 9). The decrease in unrecognized tax benefits in fiscal 2014 was primarily due to an agreement reached with the IRS on components of the Company’s fiscal 2013 tax returns. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at September 25, 2016 may increase or decrease in fiscal 2017.
Cash amounts paid for income taxes, net of refunds received, were $1.3 billion, $1.2 billion and $1.2 billion for fiscal 2016, 2015 and 2014, respectively.
Note 4. Capital Stock
Preferred Stock. The Company has 8,000,000 shares of preferred stock authorized for issuance in one or more series, at a par value of $0.0001 per share. In conjunction with the Amended and Restated Rights Agreement dated as of September 25, 2005 between the Company and Computershare Trust Company, N.A., as successor Rights Agent to Computershare Investor Services LLC, as amended (the Rights Agreement), 4,000,000 shares of preferred stock were designated as Series A Junior Participating Preferred Stock. The Rights Agreement expired on its scheduled expiration date of September 25, 2015, and all shares of preferred stock previously designated as Series A Junior Participating Preferred Stock were eliminated and returned to the status of authorized but unissued shares of preferred stock, without designation on September 28, 2015. At September 25, 2016 and September 27, 2015, no shares of preferred stock were outstanding.
Stock Repurchase Program. On March 9, 2015, the Company announced a stock repurchase program authorizing it to repurchase up to $15 billion of the Company’s common stock. The stock repurchase program has no expiration date. During fiscal 2015, the Company entered into two accelerated share repurchase agreements (ASR Agreements) with two financial institutions under which the Company paid an aggregate of $5.0 billion to the financial institutions and received from them a total of 78,276,000 shares of the Company’s common stock based on the average daily volume weighted-average stock price of the Company’s common stock during the respective terms of the ASR Agreements, less a discount. The shares were retired and recorded as a reduction to stockholders’ equity.
During fiscal 2016, 2015 and 2014, the Company repurchased and retired an additional 73,782,000, 94,159,000 and 60,253,000 shares of common stock, respectively, for $3.9 billion, $6.2 billion and $4.5 billion, respectively, before commissions. To reflect share repurchases in the consolidated balance sheet, the Company (i) reduces common stock for the par value of the shares, (ii) reduces paid-in capital for the amount in excess of par to zero during the quarter in which the shares are repurchased and (iii) records the residual amount to retained earnings. At September 25, 2016, $3.0 billion remained authorized for repurchase under the Company’s stock repurchase program. Since September 25, 2016, the Company repurchased and retired 1,865,000 shares of common stock for $124 million.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends. On October 6, 2016, the Company announced a cash dividend of $0.53 per share on the Company’s common stock, payable on December 16, 2016 to stockholders of record as of the close of business on November 30, 2016. Dividends charged to retained earnings in fiscal 2016, 2015 and 2014 were as follows (in millions, except per share data):

	2016		2015		2014
	Per Share	Total	Per Share	Total	Per Share	Total
First quarter	$0.48	$730	$0.42	$710	$0.35	$599
Second quarter	0.48	726	0.42	702	0.35	599
Third quarter	0.53	794	0.48	771	0.42	718
Fourth quarter	0.53	796	0.48	749	0.42	713
	$2.02	$3,046	$1.80	$2,932	$1.54	$2,629
Note 5. Employee Benefit Plans
Employee Savings and Retirement Plan. The Company has a 401(k) plan that allows eligible employees to contribute up to 85% of their eligible compensation, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company’s contribution expense was $74 million, $81 million and $77 million in fiscal 2016, 2015 and 2014, respectively.
Equity Compensation Plans. On March 8, 2016, the Company’s stockholders approved the Qualcomm Incorporated 2016 Long-Term Incentive Plan (the 2016 Plan), which replaced the Qualcomm Incorporated 2006 Long-Term Incentive Plan (the Prior Plan). Effective on and after that date, no new awards will be granted under the Prior Plan, although all outstanding awards under the Prior Plan will remain outstanding according to their terms and the terms of the Prior Plan. The 2016 Plan provides for the grant of incentive and nonstatutory stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance units, performance shares, deferred compensation awards and other stock-based awards. The share reserve under the 2016 Plan is equal to 90,000,000 shares, plus approximately 20,120,000 shares that were available for future grant under the Prior Plan on March 8, 2016, for a total of approximately 110,120,000 shares available for grant under the 2016 Plan on that date. This share reserve is automatically increased as provided in the 2016 Plan by the number of shares subject to stock options granted under the Prior Plan and outstanding as of March 8, 2016, which after that date expire or for any reason are forfeited, canceled or terminated, and by two times the number of shares subject to any awards other than stock options granted under the Prior Plan and outstanding as of March 8, 2016, which after that date expire, are forfeited, canceled or terminated, fail to vest, are not earned due to any performance goal that is not met, are otherwise reacquired without having become vested, or are paid in cash, exchanged by a participant or withheld by the Company to satisfy any tax withholding or tax payment obligations related to such award. The Board of Directors of the Company may amend or terminate the 2016 Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval. The share reserve remaining under the 2016 Plan was approximately 114,041,000 at September 25, 2016.
RSUs are share awards that entitle the holder to receive shares of the Company’s common stock upon vesting. The RSUs generally include dividend-equivalent rights and vest over periods of three years from the date of grant. A summary of RSU transactions for all equity compensation plans follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
	(In thousands)		(In billions)
RSUs outstanding at September 27, 2015	27,747	$69.35
RSUs granted	14,782	53.56
RSUs canceled/forfeited	(4,017)	65.37
RSUs vested	(12,434)	68.48
RSUs outstanding at September 25, 2016	26,078	$61.42	$1.6
At September 25, 2016, total unrecognized compensation expense related to non-vested RSUs granted prior to that date was $1.0 billion, which is expected to be recognized over a weighted-average period of 1.7 years. The total vest-date fair

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value of RSUs that vested during fiscal 2016, 2015 and 2014 was $685 million, $1.0 billion and $1.1 billion, respectively. The total shares withheld to satisfy statutory tax withholding requirements related to all share-based awards were approximately 4,300,000, 5,043,000 and 5,568,000 in fiscal 2016, 2015 and 2014, respectively, and were based on the value of the awards on their vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $224 million, $351 million and $417 million in fiscal 2016, 2015 and 2014, respectively, and were included as a reduction to net cash provided by operating activities in the consolidated statements of cash flows.
The Board of Directors may grant stock options to employees, directors and consultants to the Company to purchase shares of the Company’s common stock at an exercise price not less than the fair market value of the stock at the date of grant. Stock options vest over periods not exceeding five years and are exercisable for up to ten years from the grant date. A summary of stock option transactions for all equity compensation plans follows:

	Number of Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Stock options outstanding at September 27, 2015	29,377	$41.40
Stock options canceled/forfeited/expired	(690)	51.47
Stock options exercised	(10,708)	41.49
Stock options outstanding at September 25, 2016	17,979	$40.96	2.0	$392
Exercisable at September 25, 2016	17,940	$41.05	2.0	$389
The total intrinsic value of stock options exercised during fiscal 2016, 2015 and 2014 was $147 million, $371 million and $971 million, respectively, and the amount of cash received from the exercise of stock options was $436 million, $519 million and $1.2 billion, respectively. Upon option exercise, the Company issues new shares of stock.
The total tax benefits realized, including the excess tax benefits, related to share-based awards during fiscal 2016, 2015 and 2014 was $253 million, $437 million and $690 million, respectively.
Employee Stock Purchase Plan. The Company has an employee stock purchase plan for eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each offering period, which is generally six months. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The employee stock purchase plan includes a non-423(b) plan. The shares authorized under the employee stock purchase plan were approximately 71,709,000 at September 25, 2016. The shares reserved for future issuance were approximately 20,395,000 at September 25, 2016. During fiscal 2016, 2015 and 2014, approximately 5,966,000, 4,977,000 and 4,376,000 shares, respectively, were issued under the plan at an average price of $38.89, $53.92 and $58.81 per share, respectively. At September 25, 2016, total unrecognized compensation expense related to non-vested purchase rights granted prior to that date was $22 million. The Company recorded cash received from the exercise of purchase rights of $232 million, $268 million and $257 million during fiscal 2016, 2015 and 2014, respectively.
Note 6. Debt
Revolving Credit Facility. The Company has a Revolving Credit Facility that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.0 billion, expiring in February 2020. Proceeds from the Revolving Credit Facility will be used for general corporate purposes. Loans under the Revolving Credit Facility bear interest, at the option of the Company, at either LIBOR (determined in accordance with the Revolving Credit Facility) plus a margin of 0.7% per annum or the Base Rate (determined in accordance with the Revolving Credit Facility), plus an initial margin of 0% per annum. The Revolving Credit Facility has a facility fee, which accrues at a rate of 0.05% per annum. The Revolving Credit Facility requires that the Company comply with certain covenants, including one financial covenant to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization to consolidated interest expense, as defined in the Revolving Credit Facility, of not less than three to one at the end of each fiscal quarter. At September 25, 2016 and September 27, 2015, the Company was in compliance with the covenants, and the Company had not borrowed any funds under the Revolving Credit Facility.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial Paper Program. The Company has an unsecured commercial paper program, which provides for the issuance of up to $4.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. Maturities of commercial paper can range from 1 day to up to 397 days. At September 25, 2016 and September 27, 2015, the Company had $1.7 billion and $1.0 billion, respectively, of outstanding commercial paper recorded as short-term debt with a weighted-average interest rate of 0.52% and 0.19%, respectively, which included fees paid to the commercial paper dealers, and weighted-average remaining days to maturity of 36 days and 38 days, respectively. The carrying value of the outstanding commercial paper approximated its estimated fair value at September 25, 2016 and September 27, 2015.
Long-term Debt. In May 2015, the Company issued an aggregate principal amount of $10.0 billion of unsecured floating- and fixed-rate notes (the notes) with varying maturities. The proceeds from the notes of $9.9 billion, net of underwriting discounts and offering expenses, were used to fund the ASR Agreements (Note 4) and also for other general corporate purposes. The following table provides a summary of the Company’s long-term debt (in millions except percentages):

	September 25, 2016		September 27, 2015
	Amount	Effective Rate	Amount	Effective Rate
Floating-rate notes due May 18, 2018	$250	1.14%	$250	0.66%
Floating-rate notes due May 20, 2020	250	1.42%	250	0.94%
Fixed-rate 1.40% notes due May 18, 2018	1,250	0.93%	1,250	0.43%
Fixed-rate 2.25% notes due May 20, 2020	1,750	1.69%	1,750	1.62%
Fixed-rate 3.00% notes due May 20, 2022	2,000	2.04%	2,000	2.08%
Fixed-rate 3.45% notes due May 20, 2025	2,000	3.46%	2,000	3.46%
Fixed-rate 4.65% notes due May 20, 2035	1,000	4.74%	1,000	4.74%
Fixed-rate 4.80% notes due May 20, 2045	1,500	4.71%	1,500	4.71%
Total principal	10,000		10,000
Unamortized discount, including debt issuance costs	(57)		(63)
Hedge accounting fair value adjustments	65		32
Total long-term debt	$10,008		$9,969
The interest rate on the floating rate notes due in 2018 and 2020 for a particular interest period will be a per annum rate equal to three-month LIBOR as determined on the interest determination date plus 0.27% and 0.55%, respectively. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes. The Company may redeem the fixed-rate notes at any time in whole, or from time to time in part, at specified make-whole premiums as defined in the applicable form of note. The Company may not redeem the floating-rate notes prior to maturity. The Company is not subject to any financial covenants under the notes nor any covenants that would prohibit the Company from incurring additional indebtedness ranking equal to the notes, paying dividends, issuing securities or repurchasing securities issued by it or its subsidiaries. At September 25, 2016 and September 27, 2015, the aggregate fair value of the notes, based on Level 2 inputs, was approximately $10.6 billion and $9.6 billion, respectively.
In the third quarter of fiscal 2015, the Company entered into interest rate swaps with an aggregate notional amount of $3.0 billion, which effectively converted all of the fixed-rate notes due in 2018 and approximately 43% and 50% of the fixed-rate notes due in 2020 and 2022, respectively, into floating-rate notes (Note 1). The net gains and losses on the interest rate swaps, as well as the offsetting gains or losses on the related fixed-rate notes attributable to the hedged risks, are recognized in earnings as interest expense in the current period. The effective interest rates for the notes include the interest on the notes, amortization of the discount, which includes debt issuance costs and, if applicable, adjustments related to hedging.
No principal payments are due on the Company’s notes prior to fiscal 2018. At September 25, 2016, future principal payments were $1.5 billion in fiscal 2018, $2.0 billion in fiscal 2020 and $6.5 billion after fiscal 2021; no principal payments are due in fiscal 2019 and 2021. Cash interest paid related to the Company’s commercial paper program and long-term debt, net of cash received from the related interest rate swaps, was $282 million and $8 million during fiscal 2016 and 2015, respectively.
Note 7. Commitments and Contingencies

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Proceedings. ParkerVision, Inc. v. QUALCOMM Incorporated: On May 1, 2014, ParkerVision filed a complaint against the Company in the United States District Court for the Middle District of Florida alleging that certain of the Company’s products infringe certain ParkerVision patents. On August 21, 2014, ParkerVision amended the complaint, now captioned ParkerVision, Inc. v. QUALCOMM Incorporated, Qualcomm Atheros, Inc., HTC Corporation, HTC America, Inc., Samsung Electronics Co., LTD., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC, broadening the allegations. ParkerVision alleged that the Company infringes 11 ParkerVision patents and seeks damages and injunctive and other relief. On September 25, 2015, ParkerVision filed a motion with the court to sever some claims against the Company and all other defendants into a separate lawsuit. In addition, on December 3, 2015, ParkerVision dismissed six patents from the lawsuit and granted the Company and all other defendants a covenant not to assert those patents against any existing products. On February 2, 2016, after agreement among the parties, the District Court stayed the remainder of the case pending the resolution of the complaint filed by ParkerVision against the Company and other parties with the United States International Trade Commission (ITC) described below.
On December 14, 2015, ParkerVision filed another complaint against the Company in the United States District Court for the Middle District of Florida alleging patent infringement. Apple Inc., Samsung Electronics Co., LTD., Samsung Electronics America, Inc., Samsung Telecommunications America, LLC, Samsung Semiconductor, Inc., LG Electronics, Inc., LG Electronics U.S.A., Inc. and LG Electronics MobileComm U.S.A., Inc. are also named defendants. The complaint asserts that certain of the Company’s products infringe four additional ParkerVision patents and seeks damages and other relief. On December 15, 2015, ParkerVision filed a complaint with the ITC pursuant to Section 337 of the Tariff Act of 1930 against the same parties asserting the same four patents. The complaint seeks an exclusion order barring the importation of products that use either of two Company transceivers or one Samsung transceiver and a cease and desist order preventing the Company and the other defendants from carrying out commercial activities within the United States related to such products. On January 13, 2016, the Company served its answer to the District Court complaint. On January 15, 2016, the ITC instituted an investigation. The ITC hearing is scheduled to begin on March 13, 2017. The ITC’s target date for completion of the investigation is October 23, 2017. The District Court case was stayed on February 12, 2016 pending completion of the ITC investigation. The Company believes ParkerVision’s claims in the above matters are without merit.
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
3226701 Canada, Inc. v. Qualcomm Incorporated et al: On November 30, 2015, plaintiffs filed a securities class action complaint against the Company and certain of its current and former officers in the United States District Court for the Southern District of California. On April 29, 2016, plaintiffs filed an amended complaint alleging that the Company and certain of its current and former officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and misleading statements regarding the Company’s business outlook and product development between April 7, 2014 and July 22, 2015. The amended complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On June 28, 2016, the Company filed a Motion to Dismiss. The Company believes the plaintiffs’ claims are without merit.
QUALCOMM Incorporated v. Meizu Technology Co., Ltd. et al: On June 23, 2016 and June 29, 2016, the Company filed a series of actions against Meizu Technology Co., Ltd., aka Zhuhai Meizu Technology Co., Ltd. (Meizu) and certain of its distributors in the Intellectual Property Courts in Beijing and Shanghai (China). The first complaint, filed in Beijing on June 23, 2016, requests rulings that the terms of a patent license offered by the Company to Meizu comply with China’s Anti-Monopoly Law and the Company’s applicable fair, reasonable and non-discriminatory licensing commitment. The complaint also seeks a ruling that the offered patent license terms should form the basis for a patent license with Meizu for the Company’s fundamental mobile device technologies patented in China, including those relating to 3G (WCDMA and CDMA2000) and 4G (LTE) wireless communications standards, and seeks damages for Meizu’s past use of the Company’s patented inventions. On June 29, 2016, the Company filed patent infringement complaints in the Intellectual Property Courts in Beijing and Shanghai alleging infringement of 17 patents by Meizu. The patent infringement actions concern a broad range of features and technologies used in smartphones, including features relating to 3G (WCDMA and CDMA2000) and 4G (LTE) wireless communications standards, and seek to enjoin Meizu from manufacturing, selling and offering for sale mobile devices that infringe the asserted patents. The courts are currently considering various jurisdictional challenges raised by Meizu. No final schedules have been set by the courts. Meizu has also filed actions before China’s Patent Reexamination Board challenging the validity of each of the asserted patents. These actions are proceeding in parallel with the litigation.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 14, 2016, the Company filed patent infringement complaints against Meizu in the United States ITC and the Mannheim Regional Court in Germany. The ITC complaint seeks an exclusion order enjoining Meizu and certain of its distributors from the importation, sale for importation and sale after importation of Meizu mobile devices that infringe certain of the Company’s patents related to semiconductor, radio frequency and digital camera technologies. The German complaint seeks damages and to enjoin Meizu from offering, putting into circulation, using, possessing or importing into Germany mobile devices that infringe one of the Company’s patents related to wireless messaging technology. On the same day, the Company also initiated a seizure action in France pursuant to orders from the Paris District Court to obtain evidence for a possible future infringement action in that country.
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
Korea Fair Trade Commission (KFTC) Complaint: On January 4, 2010, the KFTC issued a written decision finding that the Company had violated Korean law by offering certain discounts and rebates for purchases of its CDMA chipsets and for including in certain agreements language requiring the continued payment of royalties after all licensed patents have expired. The KFTC levied a fine, which the Company paid and recorded as an expense in fiscal 2010. The Company appealed to the Seoul High Court, and on June 19, 2013, the Seoul High Court affirmed the KFTC’s decision. On July 4, 2013, the Company filed an appeal with the Korea Supreme Court. There have been no material developments since then with respect to this matter.
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
Icera Complaint to the European Commission (Commission): On June 7, 2010, the Commission notified and provided the Company with a redacted copy of a complaint filed with the Commission by Icera, Inc. (subsequently acquired by Nvidia Corporation) alleging that the Company has engaged in anticompetitive activity. The Company was asked by the Commission to submit a preliminary response to the portions of the complaint disclosed to it, and the Company submitted its response in July 2010. Subsequently, the Company provided additional documents and information as requested by the Commission. On July 16, 2015, the Commission announced that it had initiated formal proceedings in this matter. On December 8, 2015, the Commission announced that it had issued a Statement of Objections expressing its preliminary view that between 2009 and 2011, the Company engaged in predatory pricing by selling certain baseband chipsets to two customers at prices below cost, with the intention of hindering competition. A Statement of Objections informs the subject of the investigation of the allegations against it and provides an opportunity to respond to such allegations. It is not a determination of the final outcome of the investigation. On August 15, 2016, the Company submitted its response to the Statement of Objections. If a violation is found, a broad range of remedies is potentially available to the Commission, including imposing a fine and/or injunctive relief prohibiting or restricting certain business practices. It is difficult to predict the outcome of this matter or what remedies, if any, may be imposed by the Commission. The Company believes that its business practices do not violate the EU competition rules.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Federal Trade Commission (FTC) Investigation: On September 17, 2014, the FTC notified the Company that it is conducting an investigation of the Company relating to Section 5 of the Federal Trade Commission Act (FTCA). The FTC has notified the Company that it is investigating conduct under the antitrust and unfair competition laws related to standard essential patents and pricing and contracting practices with respect to baseband processors and related products. If a violation is found, a broad range of remedies is potentially available to the FTC, including imposing a fine or requiring modifications to the Company’s business practices. At this stage of the investigation, it is difficult to predict the outcome of this matter or what remedies, if any, may be imposed by the FTC. The Company believes that its business practices do not violate the antitrust or unfair competition laws. The Company continues to cooperate with the FTC as it conducts its investigation.
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
The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at September 25, 2016 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in numerous other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.
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
Through September 25, 2016, the Company has received a number of claims from its direct and indirect customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by its products. These indemnification arrangements are not initially measured and recognized at fair value

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

because they are deemed to be similar to product warranties in that they relate to claims and/or other actions that could impair the ability of the Company’s direct or indirect customers to use the Company’s products or services. Accordingly, the Company records liabilities resulting from the arrangements when they are probable and can be reasonably estimated. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at September 25, 2016 associated with these indemnification arrangements, other than nominal amounts, based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time.
Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Obligations under these agreements at September 25, 2016 for each of the subsequent five years from fiscal 2017 through 2021 were $4.2 billion, $886 million, $749 million, $223 million and $37 million, respectively, and $5 million thereafter. Of these amounts, for each of the subsequent four years from fiscal 2017 through 2020, commitments to purchase integrated circuit product inventories comprised $3.4 billion, $766 million, $673 million, and $158 million, respectively, and there were no purchase commitments thereafter. Integrated circuit product inventory obligations represent purchase commitments for semiconductor die, finished goods and manufacturing services, such as wafer bump, probe, assembly and final test. Under the Company’s manufacturing relationships with its foundry suppliers and assembly and test service providers, cancelation of outstanding purchase commitments is generally allowed but requires payment of costs incurred through the date of cancelation, and in some cases, incremental fees related to capacity underutilization.
Operating Leases. The Company leases certain of its land, facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 21 years and with provisions in certain leases for cost-of-living increases. Rental expense for fiscal 2016, 2015 and 2014 was $116 million, $99 million and $91 million, respectively. Future minimum lease payments at September 25, 2016 for each of the subsequent five years from fiscal 2017 through 2021 were $94 million, $74 million, $58 million, $43 million and $33 million, respectively, and $36 million thereafter.
Note 8. Segment Information
The Company is organized on the basis of products and services. The Company conducts business primarily through two reportable segments, QCT (Qualcomm CDMA Technologies) and QTL (Qualcomm Technology Licensing), and its QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments and includes revenues and related costs associated with development contracts with an equity method investee. QCT develops and supplies integrated circuits and system software for use in mobile devices, wireless networks, broadband gateway equipment and consumer electronic devices. QTL grants licenses to use portions of its intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products. The Company also has nonreportable segments, including its mobile health, data center, small cell and other wireless technology and service initiatives.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	QCT	QTL	QSI	Reconciling Items	Total
2016
Revenues	$15,409	$7,664	$47	$434	$23,554
EBT	1,812	6,528	386	(1,893)	6,833
Total assets	2,995	644	910	47,810	52,359
2015
Revenues	$17,154	$7,947	$4	$176	$25,281
EBT	2,465	6,882	(74)	(2,786)	6,487
Total assets	2,923	438	812	46,623	50,796
2014
Revenues	$18,665	$7,569	$—	$253	$26,487
EBT	3,807	6,590	(7)	(1,612)	8,778
Total assets	3,639	161	484	44,290	48,574
The Company reports revenues from external customers by country based on the location to which its products or services are delivered, which for QCT is generally the country in which its customers manufacture their products, or for licensing revenues, the invoiced addresses of its licensees. As a result, the revenues by country presented herein are not necessarily indicative of either the country in which the devices containing the Company’s products and/or intellectual property are ultimately sold to consumers or the country in which the companies that sell the devices are headquartered. For example, China revenues could include revenues related to shipments of integrated circuits to a company that is headquartered in South Korea but that manufactures devices in China, which devices are then sold to consumers in Europe and/or the United States. Revenues by country were as follows (in millions):

	2016	2015	2014
China (including Hong Kong)	$13,503	$13,337	$13,200
South Korea	3,918	4,107	6,172
Taiwan	2,846	3,294	2,876
United States	386	246	372
Other foreign	2,901	4,297	3,867
	$23,554	$25,281	$26,487
Segment assets are comprised of accounts receivable and inventories for all reportable segments other than QSI. QSI segment assets include certain marketable securities, other investments and all assets of consolidated subsidiaries included in QSI. QSI assets at September 25, 2016, September 27, 2015 and September 28, 2014 included $162 million, $163 million and $18 million, respectively, related to investments in equity method investees. The increase in QSI assets was primarily a result of a receivable that was recorded in connection with the sale of wireless spectrum during fiscal 2016 (Note 2) and investments in equity method investees. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, intangible assets and assets of nonreportable segments. The net book values of long-lived tangible assets located outside of the United States were $404 million, $414 million and $288 million at September 25, 2016, September 27, 2015 and September 28, 2014, respectively. The net book values of long-lived tangible assets located in the United States were $1.9 billion, $2.1 billion and $2.2 billion at September 25, 2016, September 27, 2015 and September 28, 2014, respectively.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciling items in the previous table were as follows (in millions):

	2016	2015	2014
Revenues
Nonreportable segments	$438	$181	$258
Intersegment eliminations	(4)	(5)	(5)
	$434	$176	$253
EBT
Unallocated cost of revenues	$(495)	$(314)	$(300)
Unallocated research and development expenses	(799)	(809)	(860)
Unallocated selling, general and administrative expenses	(478)	(497)	(412)
Unallocated other (expense) income	(154)	(1,289)	142
Unallocated interest expense	(292)	(101)	(2)
Unallocated investment income, net	667	855	1,215
Nonreportable segments	(342)	(630)	(1,395)
Intersegment eliminations	—	(1)	—
	$(1,893)	$(2,786)	$(1,612)
Unallocated other expense for fiscal 2016 was comprised of net restructuring and restructuring-related charges related to the Company’s Strategic Realignment Plan (Note 10). Unallocated other expense for fiscal 2015 was comprised of a charge related to the resolution reached with the NDRC, goodwill and intangible asset impairment charges related to three of the Company’s nonreportable segments and restructuring and restructuring-related charges related to the Company’s Strategic Realignment Plan, partially offset by a gain on the sale of certain property, plant and equipment (Note 2). Nonreportable segments EBT for fiscal 2014 included impairment charges related to certain property, plant and equipment and goodwill (Note 2).
Unallocated acquisition-related expenses were comprised as follows (in millions):

	2016	2015	2014
Cost of revenues	$434	$272	$251
Research and development expenses	10	14	30
Selling, general and administrative expenses	99	72	25
Note 9. Acquisitions
During fiscal 2016, the Company acquired four businesses for total cash consideration of $392 million, net of cash acquired. Technology-based intangible assets of $257 million were recognized with a weighted-average useful life of four years. The Company recognized $172 million in goodwill related to these transactions, all of which was assigned to the Company’s QCT segment and of which $24 million is expected to be deductible for tax purposes.
In January 2016, the Company announced that it had reached agreement with TDK Corporation to form a joint venture, under the name RF360 Holdings Singapore Pte. Ltd., to enable delivery of radio frequency front-end (RFFE) modules and RF filters into fully integrated products for mobile devices and Internet of Things (IoT) applications, among others. The joint venture will initially be owned 51% by the Company and 49% by TDK. Certain intellectual property, patents and filter and module design and manufacturing assets will be carved out of existing TDK businesses and be acquired by the joint venture, with certain assets acquired by the Company. The purchase price of the Company’s interest in the joint venture and the assets to be transferred to the Company is $1.2 billion, to be adjusted for working capital, outstanding indebtedness and certain capital expenditures, among other things. Additionally, the Company has the option to acquire (and TDK has an option to sell) TDK’s interest in the joint venture for $1.15 billion 30 months after the closing date. TDK will be entitled to up to a total of $200 million in payments based on sales of RF filter functions over the three-year period after the closing date, which is a substitute for and in lieu of any right of TDK to receive any profit sharing, distributions, dividends or other payments of any kind or nature. The transaction is subject to receipt of regulatory approvals and other closing conditions and is expected to close in early calendar 2017.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 13, 2015, the Company acquired CSR plc, which was renamed CSR Limited (CSR), for total cash consideration of $2.3 billion (net of $176 million of cash acquired). In addition, $28 million of third-party acquisition and integration services costs were included in selling, general and administrative expenses in fiscal 2015. CSR is an innovator in the development of multifunction semiconductor platforms and technologies for the automotive, consumer and voice and music categories. The acquisition complements the Company’s current offerings by adding products, channels and customers in the growth categories of the IoT and automotive infotainment. CSR was integrated into the QCT segment.
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
Goodwill recognized in this transaction is not deductible for tax purposes and was allocated to the QCT segment for annual impairment testing purposes. Goodwill is primarily attributable to synergies expected to arise after the acquisition. Each category of intangible assets acquired will be amortized on a straight-line basis over their weighted-average useful lives of five years for technology-based intangible assets and four years for customer-related and marketing-related intangible assets. On the acquisition date, IPR&D consisted of three projects, primarily related to Bluetooth audio and Bluetooth low energy (also known as Bluetooth Smart) technologies, one of which was completed during fiscal 2016 and will be amortized over its useful life of seven years. The remaining two projects are expected to be completed in fiscal 2017 and will be amortized over their useful lives, which are expected to be six years. The estimated fair values of the intangible assets acquired were primarily determined using the income approach based on significant inputs that were not observable.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Note 10. Strategic Realignment Plan
On July 22, 2015, the Company announced a Strategic Realignment Plan designed to improve execution, enhance financial performance and drive profitable growth as the Company works to create sustainable long-term value for stockholders. As part of this, among other actions, the Company implemented a cost reduction plan, which includes a series of targeted reductions across the Company’s businesses, particularly in QCT, and a reduction to its annual share-based compensation grants. These cost reduction initiatives were achieved by the end of fiscal 2016. During fiscal 2016, the Company recorded restructuring charges of $144 million, including consulting costs of $73 million and severance costs of $67 million, restructuring-related charges of $58 million which, primarily consisted of asset impairments, and a $48 million gain on the sale of the Company’s business that provided augmented reality application, since such sale was executed in connection with the Strategic Realignment Plan, all of which were included in other expenses (Note 2) in reconciling items (Note 8). Restructuring activities were initiated in the fourth quarter of fiscal 2015, and a total of $344 million in net restructuring and restructuring-related charges were incurred through the end of fiscal 2016. The remaining restructuring and restructuring-related charges to be incurred related to the plan are expected to be negligible.
The restructuring accrual, a portion of which is included in payroll and other benefits related liabilities with the remainder included in other current liabilities, is expected to be substantially paid within the next 12 months. Changes in the restructuring accrual during fiscal 2016 were as follows (in millions):

	Severance Costs	Other Costs	Total
Beginning balance of restructuring accrual	$122	$31	$153
Additional costs	78	81	159
Cash payments	(162)	(93)	(255)
Adjustments	(11)	(4)	(15)
Ending balance of restructuring accrual	$27	$15	$42
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
Note 12. Fair Value Measurements
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 25, 2016 (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,679	$2,598	$—	$5,277
Marketable securities
U.S. Treasury securities and government-related securities	867	1,348	—	2,215
Corporate bonds and notes	—	18,743	—	18,743
Mortgage- and asset-backed and auction rate securities	—	1,854	43	1,897
Equity and preferred securities and equity funds	1,005	741	—	1,746
Debt funds	—	1,803	—	1,803
Total marketable securities	1,872	24,489	43	26,404
Derivative instruments	—	71	—	71
Other investments	303	—	—	303
Total assets measured at fair value	$4,854	$27,158	$43	$32,055
Liabilities
Derivative instruments	$—	$11	$—	$11
Other liabilities	302	—	—	302
Total liabilities measured at fair value	$302	$11	$—	$313
Activity between Levels of the Fair Value Hierarchy. There were no significant transfers between Level 1 and Level 2 during fiscal 2016 and 2015. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table includes the activity for mortgage- and asset-backed and auction rate securities classified within Level 3 of the valuation hierarchy (in millions):

	2016	2015
Beginning balance of Level 3	$224	$269
Total realized and unrealized gains or losses:
Included in investment income, net	(4)	3
Included in other comprehensive income (loss)	(1)	(4)
Purchases	2	69
Sales	(106)	(46)
Settlements	(45)	(64)
Transfers out of Level 3	(27)	(3)
Ending balance of Level 3	$43	$224
The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the fiscal month in which the actual event or change in circumstances that caused the transfer occurs. Transfers out of Level 3 during fiscal 2016 and 2015 primarily consisted of debt securities with significant upgrades in credit ratings or for which there were observable inputs. There were no transfers into Level 3 during fiscal 2016 and 2015.
Nonrecurring Fair Value Measurements. The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During fiscal 2016, the Company recorded impairment charges of $43 million to write down certain intangible assets based on updated cash flow projections. Such charges were recorded in cost of revenues, research and development expenses and selling, general and administrative expenses. The estimation of fair value and cash flows used in the fair value measurements required the use of significant unobservable inputs, and as a result, the fair value measurements were classified as Level 3. During fiscal 2015 and 2014, the Company updated the business plans and related internal forecasts related to certain of the Company’s businesses, resulting in impairment charges to write down certain property, plant and equipment, intangible assets and goodwill (Note 2). The Company determined the fair values using cost, income and market approaches. The estimation of fair value and cash flows used in the fair value measurements required the use of significant unobservable inputs, and as a

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

result, the fair value measurements were classified as Level 3. During fiscal 2016, 2015 and 2014, the Company did not have any other significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.
Note 13. Marketable Securities
Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Trading:
U.S. Treasury securities and government-related securities	$—	$—	$—	$12
Corporate bonds and notes	—	—	—	364
Mortgage- and asset-backed and auction rate securities	—	—	—	242
Total trading	—	—	—	618
Available-for-sale:
U.S. Treasury securities and government-related securities	1,116	156	1,099	691
Corporate bonds and notes	10,159	7,926	8,584	7,112
Mortgage- and asset-backed and auction rate securities	1,363	1,302	534	263
Equity and preferred securities and equity funds	64	377	1,682	1,253
Debt funds	—	—	1,803	2,909
Total available-for-sale	12,702	9,761	13,702	12,228
Fair value option:
Debt fund	—	—	—	780
Total marketable securities	$12,702	$9,761	$13,702	$13,626
During fiscal 2016, the Company exited an investment in a debt fund for which the Company elected the fair value option. The investment would have otherwise been recorded using the equity method. Changes in fair value associated with this investment were recognized in net investment income. During fiscal 2016 and 2015, the net decrease in fair value associated with this investment was negligible and $10 million, respectively. During fiscal 2014, the net increase in fair value associated with this investment was $33 million.
The Company classifies certain portfolios of debt securities that utilize derivative instruments to acquire or reduce foreign exchange, interest rate and/or equity, prepayment and credit risks as trading. Net losses recognized on debt securities classified as trading held at September 27, 2015 and September 28, 2014, respectively, were negligible.
At September 25, 2016, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity
Less Than One Year	One to Five Years	Five to Ten Years	Greater Than Ten Years	No Single Maturity Date	Total
$4,892	$12,819	$2,269	$978	$3,700	$24,658
Debt securities with no single maturity date included debt funds, mortgage- and asset-backed securities and auction rate securities.
The Company recorded realized gains and losses on sales of available-for-sale securities as follows (in millions):

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains
2016	$277	$(37)	$240
2015	540	(52)	488
2014	732	(18)	714

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available-for-sale securities were comprised as follows (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 25, 2016
Equity securities	$1,554	$204	$(12)	$1,746
Debt securities (including debt funds)	24,363	388	(93)	24,658
	$25,917	$592	$(105)	$26,404
September 27, 2015
Equity securities	$1,394	$264	$(28)	$1,630
Debt securities (including debt funds)	20,459	185	(285)	20,359
	$21,853	$449	$(313)	$21,989
The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that are classified as available-for-sale and have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

	September 25, 2016
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and government-related securities	$444	$(5)	$16	$—
Corporate bonds and notes	2,775	(12)	1,033	(65)
Mortgage- and asset-backed and auction rate securities	337	(3)	211	(2)
Equity and preferred securities and equity funds	312	(4)	130	(8)
Debt funds	—	—	309	(6)
	$3,868	$(24)	$1,699	$(81)

	September 27, 2015
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and government-related securities	$304	$(4)	$—	$—
Corporate bonds and notes	7,656	(93)	368	(62)
Mortgage- and asset-backed and auction rate securities	862	(3)	108	(1)
Equity and preferred securities and equity funds	392	(28)	17	—
Debt funds	1,792	(117)	124	(5)
	$11,006	$(245)	$617	$(68)
At September 25, 2016, the Company concluded that the unrealized losses on its available-for-sale securities were temporary. Further, for common stock and for equity and debt funds with unrealized losses, as of September 25, 2016, the Company had the ability and the intent to hold such securities until they recovered, which was expected to be within a reasonable period of time, and for debt securities and preferred stock with unrealized losses, the Company did not have the intent to sell, nor was it more likely than not that the Company would be required to sell, such securities before recovery or maturity. In the first quarter of fiscal 2017, the Company announced that it entered into an agreement to acquire NXP Semiconductors N.V. (Note 14). As a result, prior to the closing, the Company expects to divest a substantial portion of its marketable securities portfolio in order to finance that transaction. Given the change in the Company’s intention to sell certain marketable securities, the Company may recognize losses.
Note 14. Subsequent Event
On October 27, 2016, the Company announced a definitive agreement under which Qualcomm River Holdings, B.V., an indirect, wholly owned subsidiary of Qualcomm Incorporated, will acquire NXP Semiconductors N.V. Pursuant to the

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

definitive agreement, Qualcomm River Holdings will commence a tender offer to acquire all of the issued and outstanding common shares of NXP for $110 per share in cash, for estimated total cash consideration of $38 billion. NXP is a leader in high-performance, mixed-signal semiconductor electronics in automotive, broad-based microcontrollers, secure identification, network processing and RF power products.
The transaction is expected to close by the end of calendar 2017 and is subject to receipt of regulatory approvals in various jurisdictions and other closing conditions, including the tender of specified percentages (which vary from 70% to 95% based on certain circumstances as provided in the definitive agreement) of the issued and outstanding common shares of NXP in the offer. An Extraordinary General Meeting of NXP’s shareholders will be convened in connection with the offer to adopt, among other things, certain resolutions relating to the transaction. The tender offer is not subject to any financing condition; however, the Company intends to fund the transaction with cash held by foreign entities and new debt. As a result, the Company secured $13.6 billion in committed financing in connection with signing the definitive agreement.
Qualcomm River Holdings and NXP may terminate the definitive agreement under certain circumstances. If the definitive agreement is terminated by NXP in certain circumstances, NXP will be required to pay Qualcomm River Holdings a termination fee of $1.25 billion. If the definitive agreement is terminated by Qualcomm River Holdings under certain circumstances involving the failure to obtain the required regulatory approvals or the failure of NXP to complete certain pre-closing reorganization steps in all material respects, Qualcomm River Holdings will be required to pay NXP a termination fee of $2.0 billion.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Summarized Quarterly Data (Unaudited)
The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods.
The table below presents quarterly data for fiscal 2016 and 2015 (in millions, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2016 (1)
Revenues	$5,775	$5,551	$6,044	$6,184
Operating income	1,685	1,415	1,592	1,804
Net income	1,496	1,164	1,443	1,599
Net income attributable to Qualcomm	1,498	1,164	1,444	1,599

Basic earnings per share attributable to Qualcomm (2):	$1.00	$0.78	$0.98	$1.08
Diluted earnings per share attributable to Qualcomm (2):	0.99	0.78	0.97	1.07

2015 (1)
Revenues	$7,099	$6,894	$5,832	$5,456
Operating income	2,064	1,336	1,235	1,140
Net income	1,971	1,052	1,183	1,060
Net income attributable to Qualcomm	1,972	1,053	1,184	1,061

Basic earnings per share attributable to Qualcomm (2):	$1.19	$0.64	$0.74	$0.68
Diluted earnings per share attributable to Qualcomm (2):	1.17	0.63	0.73	0.67

(1)	Amounts, other than per share amounts, are rounded to millions each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported.

(2)
Earnings per share attributable to Qualcomm are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

SCHEDULE II
QUALCOMM INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions	Other		Balance at End of Period
Year ended September 25, 2016
Allowances:
— trade receivables	$6	$(5)	$—	$—		$1
Valuation allowance on deferred tax assets	635	118	—	1	(a)	754
	$641	$113	$—	$1		$755
Year ended September 27, 2015
Allowances:
— trade receivables	$5	$1	$—	$—		$6
— notes receivable	4	—	(3)	(1)	(b)	—
Valuation allowance on deferred tax assets	414	130	—	91	(a)	635
	$423	$131	$(3)	$90		$641
Year ended September 28, 2014
Allowances:
— trade receivables	$2	$5	$(2)	$—		$5
— notes receivable	10	(3)	(1)	(2)	(b)	4
Valuation allowance on deferred tax assets	265	148	—	1	(a)	414
	$277	$150	$(3)	$(1)		$423

(a)	This amount was recorded to goodwill in connection with a business acquisition.

(b)	This amount relates to notes receivable on strategic investments that were converted to cost method equity investments.

S-1