Form 10-Q
period 2016-12-25
QUALCOMM INC/DE
filed 2017-01-25
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on January 23, 2017, was as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,477,041,037

QUALCOMM INCORPORATED
Form 10-Q
For the Quarter Ended December 25, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	December 25, 2016	September 25, 2016
ASSETS
Current assets:
Cash and cash equivalents	$6,885	$5,946
Marketable securities	3,927	12,702
Accounts receivable, net	2,085	2,219
Inventories	1,910	1,556
Other current assets	972	558
Total current assets	15,779	22,981
Marketable securities	18,973	13,702
Deferred tax assets	2,312	2,030
Property, plant and equipment, net	2,270	2,306
Goodwill	5,686	5,679
Other intangible assets, net	3,338	3,500
Other assets	4,008	2,161
Total assets	$52,366	$52,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,648	$1,858
Payroll and other benefits related liabilities	865	934
Unearned revenues	487	509
Short-term debt	1,749	1,749
Other current liabilities	3,245	2,261
Total current liabilities	7,994	7,311
Unearned revenues	2,278	2,377
Long-term debt	9,935	10,008
Other liabilities	953	895
Total liabilities	21,160	20,591

Commitments and contingencies (Note 6)

Stockholders’ equity:
Qualcomm stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,478 and 1,476 shares issued and outstanding, respectively	214	414
Retained earnings	30,815	30,936
Accumulated other comprehensive income	186	428
Total Qualcomm stockholders’ equity	31,215	31,778
Noncontrolling interests	(9)	(10)
Total stockholders’ equity	31,206	31,768
Total liabilities and stockholders’ equity	$52,366	$52,359

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 25, 2016	December 27, 2015
Revenues:
Equipment and services	$4,139	$4,087
Licensing	1,860	1,688
Total revenues	5,999	5,775
Costs and expenses:
Cost of revenues	2,443	2,534
Research and development	1,311	1,352
Selling, general and administrative	591	578
Other (Note 2)	876	(374)
Total costs and expenses	5,221	4,090
Operating income	778	1,685
Interest expense	(90)	(74)
Investment income, net (Note 2)	182	99
Income before income taxes	870	1,710
Income tax expense	(189)	(214)
Net income	681	1,496
Net loss attributable to noncontrolling interests	1	2
Net income attributable to Qualcomm	$682	$1,498

Basic earnings per share attributable to Qualcomm	$0.46	$1.00
Diluted earnings per share attributable to Qualcomm	$0.46	$0.99
Shares used in per share calculations:
Basic	1,478	1,502
Diluted	1,495	1,517

Dividends per share announced	$0.53	$0.48

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	December 25, 2016	December 27, 2015
Net income	$681	$1,496
Other comprehensive income (loss), net of income taxes:
Foreign currency translation losses	(27)	(14)
Reclassification of foreign currency translation losses included in net income	—	1
Noncredit other-than-temporary impairment losses related to certain available-for-sale debt securities and subsequent changes in fair value	6	(27)
Reclassification of net other-than-temporary losses on available-for-sale securities included in net income	79	47
Net unrealized losses on other available-for-sale securities	(210)	(109)
Reclassification of net realized gains on available-for-sale securities included in net income	(92)	(25)
Net unrealized gains on derivative instruments	2	1
Total other comprehensive loss	(242)	(126)
Total comprehensive income	439	1,370
Comprehensive loss attributable to noncontrolling interests	1	2
Comprehensive income attributable to Qualcomm	$440	$1,372

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 25, 2016	December 27, 2015
Operating Activities:
Net income	$681	$1,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	329	364
Indefinite and long-lived asset impairment charges	32	2
Income tax provision less than income tax payments	(113)	(103)
Gain on sale of wireless spectrum	—	(380)
Non-cash portion of share-based compensation expense	239	247
Incremental tax benefits from share-based compensation	(35)	(2)
Net realized gains on marketable securities and other investments	(147)	(49)
Impairment losses on marketable securities and other investments	143	63
Other items, net	(4)	(13)
Changes in assets and liabilities:
Accounts receivable, net	131	646
Inventories	(354)	291
Other assets	(16)	66
Trade accounts payable	(208)	50
Payroll, benefits and other liabilities	785	98
Unearned revenues	(84)	(37)
Net cash provided by operating activities	1,379	2,739
Investing Activities:
Capital expenditures	(129)	(128)
Purchases of available-for-sale marketable securities	(4,117)	(3,737)
Proceeds from sales and maturities of available-for-sale marketable securities	6,891	3,113
Purchases of trading securities	—	(149)
Proceeds from sales and maturities of trading securities	—	121
Proceeds from sales of other marketable securities	—	200
Deposit of investments designated as collateral	(1,950)	—
Acquisitions and other investments, net of cash acquired	(57)	(450)
Proceeds from sale of wireless spectrum	—	232
Other items, net	43	82
Net cash provided (used) by investing activities	681	(716)
Financing Activities:
Proceeds from short-term debt	2,727	1,089
Repayment of short-term debt	(2,727)	(1,090)
Proceeds from issuance of common stock	131	99
Repurchases and retirements of common stock	(444)	(2,050)
Dividends paid	(784)	(717)
Incremental tax benefits from share-based compensation	35	2
Other items, net	(42)	2
Net cash used by financing activities	(1,104)	(2,665)
Effect of exchange rate changes on cash and cash equivalents	(17)	(5)
Net increase (decrease) in cash and cash equivalents	939	(647)
Cash and cash equivalents at beginning of period	5,946	7,560
Cash and cash equivalents at end of period	$6,885	$6,913
See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation
Financial Statement Preparation. These condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (collectively with its subsidiaries, the Company or Qualcomm) in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2016. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three-month periods ended December 25, 2016 and December 27, 2015 included 13 weeks, respectively.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
Earnings Per Common Share. Basic earnings per common share are computed by dividing net income attributable to Qualcomm by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share are computed by dividing net income attributable to Qualcomm by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options and/or accelerated share repurchase agreements, if any, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost for future service that the Company has not yet recognized, if any, and the estimated tax benefits that would be recorded in paid-in capital when an award is settled, if any, are assumed to be used to repurchase shares in the current period. The dilutive common share equivalents, calculated using the treasury stock method, in the three months ended December 25, 2016 and December 27, 2015 were 17,029,000 and 14,430,000, respectively. Shares of common stock equivalents outstanding that were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period were 62,000 and 1,172,000 in the three months ended December 25, 2016 and December 27, 2015, respectively.
Share-Based Compensation. Total share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

	Three Months Ended
	December 25, 2016	December 27, 2015
Cost of equipment and services revenues	$9	$10
Research and development	153	165
Selling, general and administrative	77	72
Share-based compensation expense before income taxes	239	247
Related income tax benefit	(49)	(60)
	$190	$187
At December 25, 2016, total unrecognized compensation expense related to nonvested restricted stock units granted prior to that date was $1.5 billion, which is expected to be recognized over a weighted-average period of 2.1 years.
Recent Accounting Pronouncements. In May 2014, the FASB issued new guidance related to revenue recognition, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. It defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The new guidance will be effective for the Company starting in the first quarter of fiscal 2019. Adoption one year

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

early is permitted. Two methods of adoption are permitted: (a) full retrospective adoption, meaning the standard is applied to all periods presented or (b) modified retrospective adoption, meaning the cumulative effect of applying the new guidance is recognized as an adjustment to the opening retained earnings balance. The Company does not intend to adopt the new guidance early and is in the process of determining the adoption method as well as the effects the adoption will have on its consolidated financial statements.
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
In March 2016, the FASB issued new guidance that changes the accounting for share-based payments. Under the new guidance, excess tax benefits associated with share-based payment awards will be recognized through earnings when the awards vest or settle, rather than in stockholders’ equity. In addition, it will increase the number of shares an employer can withhold to cover income taxes on share-based payment awards and still qualify for the exemption to liability classification. The new guidance will be effective for the Company starting in the first quarter of fiscal 2018. Early adoption is permitted in any annual or interim period. The Company does not intend to adopt the new guidance early and is in the process of determining the effects the adoption will have on its consolidated financial statements.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2. Composition of Certain Financial Statement Items

Inventories (in millions)
	December 25, 2016	September 25, 2016
Raw materials	$—	$1
Work-in-process	1,016	847
Finished goods	894	708
	$1,910	$1,556

Other Current Liabilities (in millions)
	December 25, 2016	September 25, 2016
Customer incentives and other customer-related liabilities	$1,985	$1,710
Charge related to the KFTC investigation (Note 6)	868	—
Other	392	551
	$3,245	$2,261
Other Income, Costs and Expenses. Other expenses in the three months ended December 25, 2016 consisted of an $868 million charge related to the Korea Fair Trade Commission (KFTC) investigation (Note 6) and $8 million in restructuring and restructuring-related charges related to the Company’s Strategic Realignment Plan, which was substantially implemented in fiscal 2016.
Other income in the three months ended December 27, 2015 included a gain of $380 million on the sale of wireless spectrum in the United Kingdom that was held by the QSI (Qualcomm Strategic Initiatives) segment in the first quarter of fiscal 2016 for $232 million in cash and $275 million in deferred payments due in 2020 to 2023, which were recorded at their present values in other assets. Other income in the three months ended December 27, 2015 also included $54 million in restructuring and restructuring-related charges, which were partially offset by a $48 million gain on the sale of the Company’s business that provided augmented reality applications, both of which related to the Company’s Strategic Realignment Plan.

Investment Income, Net (in millions)
	Three Months Ended
	December 25, 2016	December 27, 2015
Interest and dividend income	$167	$136
Net realized gains on marketable securities	139	43
Net realized gains on other investments	8	6
Impairment losses on marketable securities	(122)	(49)
Impairment losses on other investments	(21)	(14)
Equity in net earnings (losses) of investees	3	(20)
Net gains (losses) on derivative investments	8	(3)
	$182	$99

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were no net impairment losses on marketable securities related to the noncredit portion of losses on debt securities recognized in other comprehensive income in the three months ended December 25, 2016, and such losses were negligible in the three months ended December 27, 2015. The ending balance of the credit loss portion of other-than-temporary impairments on debt securities held by the Company was negligible and $22 million at December 25, 2016 and December 27, 2015, respectively.
Note 3. Income Taxes
The Company estimates its annual effective income tax rate to be approximately 22% for fiscal 2017, which is greater than its 17% effective income tax rate for fiscal 2016. Tax benefits from foreign income taxed at rates lower than rates in the United States are expected to be approximately 15% in fiscal 2017, compared to 16% in fiscal 2016. In the first quarter of fiscal 2017, the Company recorded a charge of $868 million related to the KFTC investigation (Note 6), which is not deductible for tax purposes and is attributable to both the United States and a foreign jurisdiction. The estimated annual effective tax rate of 22% for fiscal 2017 also reflects the increase in the Company’s Singapore tax rate as a result of the expiration of its tax exemption in March 2017, which is partially offset by tax benefits resulting from the increase in the Singapore tax rate that will be in effect when certain deferred tax assets are scheduled to reverse. The annual effective tax rate of 17% for fiscal 2016 reflected a $101 million tax benefit recorded discretely in the third quarter of fiscal 2016 resulting from a worthless stock deduction on a domestic subsidiary of one of the Company’s former display businesses and a $79 million benefit recorded discretely in the first quarter of fiscal 2016 related to fiscal 2015 resulting from the retroactive and permanent reinstatement of the United States federal research and development tax credit.
Unrecognized tax benefits were $272 million and $271 million at December 25, 2016 and September 25, 2016, respectively. The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits at December 25, 2016 may increase or decrease in the next 12 months.
Note 4. Stockholders’ Equity
Changes in stockholders’ equity in the three months ended December 25, 2016 were as follows (in millions):

	Qualcomm Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at September 25, 2016	$31,778	$(10)	$31,768
Net income (loss)	682	(1)	681
Other comprehensive loss	(242)	—	(242)
Common stock issued under employee benefit plans and related tax benefits	161	—	161
Share-based compensation	255	—	255
Tax withholdings related to vesting of share-based payments	(172)	—	(172)
Dividends	(801)	—	(801)
Stock repurchases	(444)	—	(444)
Other	(2)	2	—
Balance at December 25, 2016	$31,215	$(9)	$31,206
Accumulated Other Comprehensive Income. Changes in the components of accumulated other comprehensive income, net of income taxes, in Qualcomm stockholders’ equity in the three months ended December 25, 2016 were as follows (in millions):

	Foreign Currency Translation Adjustment	Noncredit Other-than-Temporary Impairment Losses and Subsequent Changes in Fair Value for Certain Available-for-Sale Debt Securities	Net Unrealized Gain (Loss) on Other Available-for-Sale Securities	Net Unrealized Gain (Loss) on Derivative Instruments	Total Accumulated Other Comprehensive Income
Balance at September 25, 2016	$(161)	$6	$532	$51	$428
Other comprehensive (loss) income before reclassifications	(27)	6	(210)	2	(229)
Reclassifications from accumulated other comprehensive income (loss)	—	11	(24)	—	(13)
Other comprehensive (loss) income	(27)	17	(234)	2	(242)
Balance at December 25, 2016	$(188)	$23	$298	$53	$186
Reclassifications from accumulated other comprehensive income related to available-for-sale securities of $13 million and $6 million in the three months ended December 25, 2016 and December 27, 2015, respectively, were recorded in investment income, net (Note 2). Reclassifications from accumulated other comprehensive income related to foreign currency

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

translation losses were negligible in the three months ended December 27, 2015 and were recorded in selling, general and administrative expenses and other operating expenses.
Stock Repurchase Program. On March 9, 2015, the Company announced a stock repurchase program authorizing it to repurchase up to $15 billion of the Company’s common stock. The stock repurchase program has no expiration date. In the three months ended December 25, 2016 and December 27, 2015, the Company repurchased and retired 6,647,000 and 36,606,000 shares for $444 million and $2.05 billion, respectively, before commissions. At December 25, 2016, $2.5 billion remained authorized for repurchase under the Company’s stock repurchase program.
Dividends. Cash dividends announced in the three months ended December 25, 2016 and December 27, 2015 were $0.53 and $0.48 per share, respectively. Dividends charged to retained earnings in the three months ended December 25, 2016 and December 27, 2015 were $801 million and $730 million, respectively. On January 12, 2017, the Company announced a cash dividend of $0.53 per share on the Company’s common stock, payable on March 22, 2017 to stockholders of record as of the close of business on March 1, 2017.
Note 5. Debt
Revolving Credit Facility. In November 2016, the Company amended and restated its existing Revolving Credit Facility that provides for unsecured revolving facility loans, swing line loans and letters of credit (Amended and Restated Revolving Credit Facility) to increase the aggregate amount available to $5.0 billion, of which $530 million and $4.47 billion will expire in February 2020 and November 2021, respectively. The Company had not previously borrowed any funds under the existing Revolving Credit Facility. Proceeds from the Amended and Restated Revolving Credit Facility are expected to be used for general corporate purposes. Loans under the Amended and Restated Revolving Credit Facility will bear interest, at the option of the Company, at either the reserve-adjusted Eurocurrency Rate (determined in accordance with the Amended and Restated Revolving Credit Facility) or the Base Rate (determined in accordance with the Amended and Restated Revolving Credit Facility), in each case plus an applicable margin based on the Company’s long-term unsecured senior, non-credit enhanced debt ratings. The initial margins over the reserve-adjusted Eurocurrency Rate and the Base Rate will be 0.70% and 0.00% per annum, respectively. The Amended and Restated Revolving Credit Facility has a facility fee, which initially accrues at a rate of 0.05% per annum. At December 25, 2016, the Company had not borrowed any funds under the Amended and Restated Revolving Credit Facility.
Commercial Paper Program. The Company has an unsecured commercial paper program, which provides for the issuance of up to $5.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maturities of commercial paper can range from 1 day to up to 397 days. At December 25, 2016 and September 25, 2016, the Company had $1.7 billion of outstanding commercial paper recorded as short-term debt with weighted-average interest rates of 0.64% and 0.52%, respectively, which included fees paid to the commercial paper dealers and weighted-average remaining days to maturity of 41 days and 36 days, respectively. The carrying value of the outstanding commercial paper approximated its estimated fair value at December 25, 2016 and September 25, 2016.
Bridge Loan Facility. In October 2016, the Company entered into commitment letters pursuant to which the Company received commitments for senior unsecured bridge facility loans in an aggregate principal amount up to $13.6 billion (Bridge Loan Facility). In November 2016, the commitments available under the Bridge Loan Facility were reduced to $9.6 billion upon the Company entering into a $4.0 billion Term Loan Facility, described below. Proceeds from the Bridge Loan Facility, if drawn, will be used to finance, in part, the proposed acquisition of NXP Semiconductors N.V. by Qualcomm River Holdings B.V., a wholly owned subsidiary of the Company (Qualcomm River Holdings) (Note 8). Loans under the Bridge Loan Facility will only be available on the closing date of the proposed acquisition of NXP. The commitments available under the Bridge Loan Facility will be reduced on a dollar-for-dollar basis by the net cash proceeds of certain issuances of debt or equity securities and the incurrence of certain indebtedness by the Company, and the sales of certain assets by the Company and NXP. Commitments under the Bridge Loan Facility will expire on the first to occur of (i) the consummation of the proposed acquisition of NXP without using loans under the Bridge Loan Facility, (ii) the termination of Qualcomm River Holding’s obligation to consummate the proposed acquisition of NXP and (iii) October 27, 2017 (unless such date is extended in accordance with the NXP purchase agreement).
Loans drawn under the Bridge Loan Facility will mature 364 days after the date on which the Bridge Loan Facility is funded and will bear interest at either the reserve-adjusted Eurodollar Rate (determined in accordance with the Bridge Loan Facility) or the Base Rate (determined in accordance with the Bridge Loan Facility), in each case plus an applicable margin based on the Company’s long-term unsecured senior, non-credit enhanced debt ratings. The initial margins over the reserve-adjusted Eurodollar Rate and the Base Rate will be 0.75% and 0.00% per annum, respectively, and will adjust 90 days, 180 days and 270 days after the Bridge Loan Facility is funded to 1.00% and 0.00%, respectively, 1.25% and 0.25%, respectively, and 1.50% and 0.50%, respectively. Loans outstanding under the Bridge Loan Facility will also incur duration fees equal to 0.50%, 0.75% and 1.00% of the outstanding principal amount of Bridge Loan Facility loans on the dates that are 90 days, 180 days and 270 days after the funding date, respectively. The Bridge Loan Facility also has a ticking fee, which initially accrues at a rate of 0.05% per annum commencing on December 26, 2016. At December 25, 2016, no amounts were outstanding under the Bridge Loan Facility.
Term Loan Facility. In November 2016, the Company entered into a Credit Agreement that provides for senior unsecured delayed-draw term facility loans in an aggregate amount of $4.0 billion (Term Loan Facility). Proceeds from the Term Loan Facility, if drawn, will be used to finance the proposed acquisition of NXP. Commitments under the Term Loan Facility will expire on the first to occur of (i) the consummation of the proposed acquisition of NXP without using loans under the Term Loan Facility, (ii) the termination of Qualcomm River Holdings’s obligation to consummate the proposed acquisition of NXP and (iii) October 27, 2017 (unless such date is extended in accordance with the NXP purchase agreement). Loans under the Term Loan Facility will mature on the third anniversary of the date on which they are funded and will bear interest at either the reserve-adjusted Eurocurrency Rate (determined in accordance with the Term Loan Facility) or the Base Rate (determined in accordance with the Term Loan Facility), in each case plus an applicable margin based on the Company’s long-term unsecured senior, non-credit enhanced debt ratings. The initial margins over the reserve-adjusted Eurocurrency Rate and the Base Rate will be 0.875% and 0.00% per annum, respectively. The Term Loan Facility has a ticking fee, which initially accrues at a rate of 0.05% per annum commencing on December 26, 2016. At December 25, 2016, the Company had not borrowed any funds under the Term Loan Facility.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term Debt. The following table provides a summary of the Company’s long-term debt (in millions except percentages):

	December 25, 2016		September 25, 2016
	Amount	Effective Rate	Amount	Effective Rate
Floating-rate notes due May 18, 2018	$250	1.24%	$250	1.14%
Floating-rate notes due May 20, 2020	250	1.52%	250	1.42%
Fixed-rate 1.40% notes due May 18, 2018	1,250	1.36%	1,250	0.93%
Fixed-rate 2.25% notes due May 20, 2020	1,750	2.04%	1,750	1.69%
Fixed-rate 3.00% notes due May 20, 2022	2,000	2.53%	2,000	2.04%
Fixed-rate 3.45% notes due May 20, 2025	2,000	3.46%	2,000	3.46%
Fixed-rate 4.65% notes due May 20, 2035	1,000	4.74%	1,000	4.74%
Fixed-rate 4.80% notes due May 20, 2045	1,500	4.71%	1,500	4.71%
Total principal	10,000		10,000
Unamortized discount, including debt issuance costs	(55)		(57)
Hedge accounting fair value adjustments	(10)		65
Total long-term debt	$9,935		$10,008
The interest rate on the floating rate notes due in 2018 and 2020 for a particular interest period will be a per annum rate equal to three-month LIBOR as determined on the interest determination date plus 0.27% and 0.55%, respectively. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes. The Company may redeem the fixed-rate notes at any time in whole, or from time to time in part, at specified make-whole premiums as defined in the applicable form of note. The Company may not redeem the floating-rate notes prior to maturity. The Company is not subject to any financial covenants under the notes nor any covenants that would prohibit the Company from incurring additional indebtedness ranking equal to the notes, paying dividends, issuing securities or repurchasing securities issued by it or its subsidiaries. At December 25, 2016 and September 25, 2016, the aggregate fair value of the notes, based on Level 2 inputs, was approximately $10.2 billion and $10.6 billion, respectively.
In fiscal 2015, the Company entered into interest rate swaps with an aggregate notional amount of $3.0 billion, which effectively converted all of the fixed-rate notes due in 2018 and approximately 43% and 50% of the fixed-rate notes due in 2020 and 2022, respectively, into floating-rate notes. The net gains and losses on the interest rate swaps, as well as the offsetting gains or losses on the related fixed-rate notes attributable to the hedged risks, are recognized in earnings in interest expense in the current period.
The effective interest rates for the notes include the interest on the notes, amortization of the discount, which includes debt issuance costs, and if applicable, adjustments related to hedging. Cash interest paid related to the Company’s commercial paper program and long-term debt, net of cash received from the related interest rate swaps, was $134 million and $128 million and in the three months ended December 25, 2016 and December 27, 2015.
Debt Covenants. The Amended and Restated Revolving Credit Facility, the Bridge Loan Facility and the Term Loan Facility require, and the prior Revolving Credit Facility required, that the Company comply with certain covenants, including one financial covenant to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization to consolidated interest expense, as defined in each of the respective agreements, of not less than three to one at the end of each fiscal quarter. At December 25, 2016 and September 25, 2016, the Company was in compliance with the applicable covenants under each facility outstanding at such time.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

mobile devices that infringe one of the Company’s patents related to wireless messaging technology. On the same day, the Company also initiated a seizure action in France pursuant to orders from the Paris District Court to obtain evidence for a possible future infringement action in that country.
On December 26, 2016, the Company and Meizu entered into a patent license agreement whereby the Company granted Meizu a worldwide royalty-bearing patent license to develop, manufacture and sell CDMA2000, WCDMA and 4G LTE (including “3-mode” GSM, TD-SCDMA and LTE-TDD) complete devices. This agreement resolves all of the patent disputes between the Company and Meizu in China, Germany, France and the United States. Accordingly, the Company and Meizu have agreed to take appropriate steps to terminate or withdraw all of the foregoing complaints and actions.
Apple Inc. (Apple) v. Qualcomm Incorporated: On January 20, 2017, Apple filed a complaint against the Company in the United States District Court for the Southern District of California seeking declarations with respect to several of the Company’s patents and alleging that the Company breached certain agreements and violated federal antitrust and California state unfair competition laws. In particular, Apple seeks declaratory judgments of non-infringement by Apple of nine of the Company’s patents, or in the alternative, a declaration of royalties Apple must pay for the patents. Apple further seeks a declaration that the Company’s sale of baseband chipsets exhausts the Company’s patent rights for patents embodied in those chipsets. Separately, Apple seeks to enjoin the Company from seeking excessive royalties from Apple and to disgorge royalties paid by Apple’s contract manufacturers that the court finds were not fair, reasonable and non-discriminatory. Apple also claims the Company’s refusal to make certain payments to Apple under a Business Cooperation and Patent Agreement constitutes a breach of contract in violation of California law and seeks damages in the amount of the unpaid payments, alleged to be approximately $1 billion. In addition, Apple claims that the Company has refused to deal with competitors in contravention of the Company’s agreements with applicable standard setting organizations, has used its market position to impose contractual obligations on Apple that prevented Apple from challenging the Company’s licensing practices, has tied the purchase of the Company’s CDMA-enabled and premium LTE-enabled chipsets to licensing certain of the Company’s patents and has required Apple to purchase baseband processor chipsets exclusively from the Company as a condition of the Company’s payment to Apple of certain rebates, in violation of Section 2 of the Sherman Act and the California Unfair Competition Law. Apple seeks injunctive relief with respect to these claims and a judgment awarding its expenses, costs and attorneys’ fees.
On January 25, 2017, the Company learned that an Apple subsidiary, Apple Electronic Products Trading (Beijing) Co., Ltd. (collectively with Apple Inc., Apple), has also filed two complaints against the Company and certain of the Company’s subsidiaries in the Beijing Intellectual Property Court in China. The Company has not yet been served with the complaints. Based on a press release from the Court, the Company understands that one of the complaints alleges a violation of China’s Anti-Monopoly Law (AML), and the other requests a determination of the terms of a patent license between the Company and Apple. In particular, the AML complaint alleges that the Company has abused its dominant position in communication standards-essential patents (SEPs) licensing markets and the global baseband chipset market by offering royalty terms that were excessively high; that the Company refused to license certain implementers of standardized technologies; that the Company restricted Apple to using only products and services provided or approved by the Company; and that the Company engaged in other bundling and discriminatory conduct and imposed unreasonable trading terms on Apple in violation of the AML. Apple seeks economic damages in the amount of 1 billion Chinese Renminbi (approximately $145 million based on current exchange rates). The other complaint alleges that the Company refused to provide a royalty offer to Apple for the Company’s cellular SEPs consistent with the Company’s fair, reasonable and non-discriminatory (FRAND) licensing commitments. Apple has requested the Court make a determination of the terms of a patent license between the Company and Apple consistent with the Company’s FRAND obligations. Apple also seeks its expenses in each of the cases.
The Company believes Apple’s claims in the above matters are without merit.
3226701 Canada, Inc. v. QUALCOMM Incorporated et al: On November 30, 2015, plaintiffs filed a securities class action complaint against the Company and certain of its current and former officers in the United States District Court for the Southern District of California. On April 29, 2016, plaintiffs filed an amended complaint alleging that the Company and certain of its current and former officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and misleading statements regarding the Company’s business outlook and product development between April 7, 2014 and July 22, 2015. The amended complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On June 28, 2016, the Company filed a Motion to Dismiss the amended complaint, which Motion was heard by the Court on November 7, 2016. The Company believes the plaintiffs’ claims are without merit.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Bornstein et al. v. QUALCOMM Incorporated: On January 18, 2017, a complaint was filed against the Company in the United States District Court for the Northern District of California on behalf of a putative class of purchasers of cellular phones and other cellular devices alleging that the Company violated various federal and state antitrust and consumer protection laws by, among other things, refusing to license standard-essential patents to its competitors, conditioning the supply of certain of its baseband processors on the purchaser first agreeing to license the Company’s entire patent portfolio, entering into alleged exclusive deals with companies, including Apple Inc., and charging unreasonably high royalties that allegedly do not comply with the Company’s commitments to standard-setting organizations. The complaint further alleges that, as a result of the foregoing conduct, the Company was unjustly enriched. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs, and that the Company and related parties be enjoined from further unlawful conduct. The Company believes the plaintiffs’ claims are without merit.
Japan Fair Trade Commission (JFTC) Complaint: The JFTC received unspecified complaints alleging that the Company’s business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order concluding that the Company’s Japanese licensees were forced to cross-license patents to the Company on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against the Company’s other licensees who made a similar commitment in their license agreements with the Company. The cease and desist order seeks to require the Company to modify its existing license agreements with Japanese companies to eliminate these provisions while preserving the license of the Company’s patents to those companies. The Company disagrees with the conclusions that it forced its Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate the Japanese Antimonopoly Act. The Company has invoked its right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted the Company’s motion and issued a stay of the cease and desist order pending the administrative hearing before the JFTC. The JFTC has held hearings on 34 different dates, with the next hearing scheduled for April 24, 2017.
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
Korea Fair Trade Commission (KFTC) Investigation: On March 17, 2015, the KFTC notified the Company that it was conducting an investigation of the Company relating to the Korean Monopoly Regulation and Fair Trade Act (MRFTA). On December 27, 2016, the KFTC announced that it had reached a decision in the investigation, finding that the Company has violated provisions of the MRFTA. On January 22, 2017, the Company received the KFTC’s formal written decision, which finds that the following conducts violate the MRFTA: (i) refusing to license, or imposing restrictions on licenses for, cellular communications standard essential patents with competing modem chipset makers; (ii) conditioning the supply of modem chipsets to handset suppliers on their execution and performance of license agreements with the Company; and (iii) coercing agreement terms including portfolio license terms, royalty terms and free cross-grant terms in executing patent license agreements with handset makers. The KFTC’s decision orders the Company to: (i) upon request by modem chipset companies, engage in good-faith negotiations for patent license agreements, without offering unjustifiable conditions, and if necessary submit to a determination of terms by an independent third party; (ii) not demand that handset companies execute and perform under patent license agreements as a precondition for purchasing modem chips; (iii) not demand unjustifiable conditions in the Company’s license agreements with handset companies, and upon request renegotiate existing patent license agreements; and (iv) notify modem chipset companies and handset companies of the decision and order imposed on the Company and report to the KFTC new or amended agreements. According to the KFTC’s decision, the foregoing will apply to transactions between the Company and the following enterprises: (i) handset manufacturers headquartered in Korea and their affiliate companies; (ii) enterprises that sell handsets in or to Korea and their affiliate companies; (iii) enterprises that supply handsets to companies referred in (ii) above and the affiliate companies of such enterprises; (iv) modem chipset manufacturers headquartered in Korea and their affiliate companies; and (v) enterprises that supply modem chipsets to companies referred in (i), (ii) or (iii) above and the affiliate companies of such enterprises. The KFTC’s decision also imposes a fine of approximately 1.03 trillion Korean Won (approximately $868 million based on exchange rates at December 25, 2016), which was recorded as a charge to other expenses in the first quarter of fiscal 2017. The Company believes that its business practices do not violate the MRFTA, and intends to challenge the decision in the Seoul High Court. The Company will also seek a stay of the decision’s remedial order.

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
(United States) Federal Trade Commission (FTC) v. QUALCOMM Incorporated: On September 17, 2014, the FTC notified the Company that it was conducting an investigation of the Company relating to Section 5 of the Federal Trade Commission Act (FTCA). On January 17, 2017, the FTC filed a complaint against the Company in the United States District Court for the Northern District of California alleging that the Company engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the FTCA by conditioning the supply of baseband processors on the purchaser first agreeing to a license to the Company’s standard-essential patents, paying incentives to purchasers of baseband processors to induce them to accept certain license terms, refusing to license its standard-essential patents to the Company’s competitors and entering into alleged exclusive dealing arrangements with Apple Inc. The complaint seeks a permanent injunction against the Company’s alleged violations of the FTCA and other unspecified ancillary equitable relief. The Company believes the FTC’s claims are without merit.
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
The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. Other than with respect to

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the KFTC Investigation, the Company has not recorded any accrual at December 25, 2016 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in numerous other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.
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
Through December 25, 2016, the Company has received a number of claims from its direct and indirect customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by its products. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at December 25, 2016 associated with these indemnification arrangements based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time.
Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Obligations under these agreements at December 25, 2016 for the remainder of fiscal 2017 and for each of the subsequent four years from fiscal 2018 through 2021 were $3.7 billion, $879 million, $771 million, $230 million and $42 million, respectively, and $5 million thereafter. Of these amounts, for the remainder of fiscal 2017 and for each of the subsequent three years from fiscal 2018 through 2020, commitments to purchase integrated circuit product inventories comprised $2.9 billion, $761 million, $696 million, $165 million, respectively, and there were no purchase commitments thereafter. Integrated circuit product inventory obligations represent purchase commitments for semiconductor die, finished goods and manufacturing services, such as wafer bump, probe, assembly and final test. Under the Company’s manufacturing relationships with its foundry suppliers and assembly and test service providers, cancelation of outstanding purchase commitments is generally allowed but requires payment of costs incurred through the date of cancelation, and in some cases, incremental fees related to capacity underutilization.
Operating Leases. The Company leases certain of its land, facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 21 years and with provisions in certain leases for cost-of-living increases. Future minimum lease payments at December 25, 2016 for the remainder of fiscal 2017 and for each of the subsequent four years from fiscal 2018 through 2021 were $67 million, $77 million, $63 million, $46 million and $38 million, respectively, and $47 million thereafter.
Other Commitments. At December 25, 2016, the Company was committed to fund certain strategic investments up to $349 million. Of this amount, $113 million is expected to be funded in the remainder of fiscal 2017. The remaining commitments represent the maximum amounts that do not have fixed funding dates and/or are subject to certain conditions. Actual funding may be in lesser amounts or not at all.
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
The Company evaluates the performance of its segments based on earnings (loss) before income taxes (EBT). Segment EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. Unallocated income and charges include certain interest expense; certain net investment income; certain share-based compensation; and certain research and development expenses, selling, general and administrative expenses and other expenses or income that were deemed to be not directly related to the businesses of the segments. Additionally, unallocated charges include recognition of the step-up of inventories to fair value, amortization of certain intangible assets and certain other acquisition-related charges, third-party acquisition and integration services costs and certain other items, which may include major restructuring and restructuring-related costs, goodwill and long-lived asset impairment charges and litigation settlements and/or damages. All of the costs related to the initial research of 5G technology are included in unallocated corporate research and development expenses, whereas initial costs related to the research of 3G and 4G technology were recorded in both the QCT segment and unallocated corporate research and development expenses based on the nature of the activity. Fiscal 2016 results have not been revised as such costs were incurred prior to fiscal 2014.
Segment assets are comprised of accounts receivable and inventories for all reportable segments other than QSI. QSI segment assets are comprised primarily of certain non-marketable equity instruments and other investments and a receivable from the sale of wireless spectrum in fiscal 2016 (Note 2). Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, intangible assets and assets of nonreportable segments.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents revenues, EBT and total assets for reportable segments (in millions):

	QCT	QTL	QSI	Reconciling Items	Total
For the three months ended
December 25, 2016
Revenues	$4,101	$1,811	$14	$73	$5,999
EBT	724	1,532	(17)	(1,369)	870
December 27, 2015
Revenues	$4,096	$1,607	$9	$63	$5,775
EBT	590	1,339	359	(578)	1,710

Total assets
December 25, 2016	$3,037	$873	$956	$47,500	$52,366
September 25, 2016	2,995	644	910	47,810	52,359
Reconciling items in the previous table were as follows (in millions):

	Three Months Ended
	December 25, 2016	December 27, 2015
Revenues
Nonreportable segments	$73	$64
Intersegment eliminations	—	(1)
	$73	$63
EBT
Unallocated cost of revenues	$(95)	$(150)
Unallocated research and development expenses	(269)	(216)
Unallocated selling, general and administrative expenses	(145)	(127)
Unallocated other expenses, net	(876)	(6)
Unallocated interest expense	(89)	(70)
Unallocated investment income, net	184	114
Nonreportable segments	(79)	(124)
Intersegment eliminations	—	1
	$(1,369)	$(578)
Unallocated other expense in the three months ended December 25, 2016 was comprised primarily of the charge related to the KFTC investigation (Note 6). Unallocated other expense in the three months ended December 27, 2015 was comprised of net restructuring and restructuring-related charges associated with the Company’s Strategic Realignment Plan, which was substantially implemented in fiscal 2016 (Note 2).
Unallocated acquisition-related expenses were comprised as follows (in millions):

	Three Months Ended
	December 25, 2016	December 27, 2015
Cost of revenues	$84	$140
Research and development expenses	3	3
Selling, general and administrative expenses	61	29

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. Acquisitions
In January 2016, the Company announced that it had reached agreement with TDK Corporation to form a joint venture, under the name RF360 Holdings Singapore Pte. Ltd., to enable delivery of radio frequency front-end (RFFE) modules and RF filters into fully integrated products for mobile devices and Internet of Things (IoT) applications, among others. The joint venture will initially be owned 51% by Qualcomm Global Trading Pte. Ltd., a Singapore corporation and wholly-owned subsidiary of the Company (Qualcomm Global Trading) and 49% by EPCOS AG, a German Aktiengesellschaft and wholly-owned subsidiary of TDK Corporation (EPCOS). Certain intellectual property, patents and filter and module design and manufacturing assets will be carved out of existing TDK businesses and be owned by the joint venture, and certain assets will be acquired directly by affiliates of the Company. The purchase price of Qualcomm Global Trading’s interest in the joint venture and the assets to be transferred to the Company is $1.2 billion, to be adjusted for working capital, outstanding indebtedness and certain capital expenditures, among other things. Additionally, Qualcomm Global Trading has the option to acquire (and EPCOS has an option to sell) EPCOS’s interest in the joint venture for $1.15 billion 30 months after the closing date. EPCOS will be entitled to up to a total of $200 million in payments based on sales of RF filter functions over the three-year period after the closing date, which is a substitute for and in lieu of any right of EPCOS to receive any profit sharing, distributions, dividends or other payments of any kind or nature. Every required regulatory agency has either approved the transaction or declined to exercise jurisdiction. The completion of the transaction remains subject to satisfaction of additional conditions and is expected to close in the second quarter of fiscal 2017.
On October 27, 2016, the Company announced a definitive agreement under which Qualcomm River Holdings, B.V. (Qualcomm River Holdings), an indirect, wholly owned subsidiary of QUALCOMM Incorporated, will acquire NXP Semiconductors N.V. Pursuant to the definitive agreement, Qualcomm River Holdings has commenced a tender offer to acquire all of the issued and outstanding common shares of NXP for $110 per share in cash, for estimated total cash consideration of $38 billion. NXP is a leader in high-performance, mixed-signal semiconductor electronics in automotive, broad-based microcontrollers, secure identification, network processing and RF power products.
The transaction is expected to close by the end of calendar 2017 and is subject to receipt of regulatory approvals in various jurisdictions and other closing conditions, including the tender of specified percentages (which vary from 70% to 95% based on certain circumstances as provided in the definitive agreement) of the issued and outstanding common shares of NXP in the offer. An Extraordinary General Meeting of NXP’s shareholders will be convened in connection with the offer to adopt, among other things, certain resolutions relating to the transaction. The tender offer is not subject to any financing condition; however, the Company intends to fund the transaction with cash held by foreign entities and new debt. As a result, the Company has secured $13.6 billion in committed financing through a $9.6 billion Bridge Loan Facility and $4.0 billion Term Loan Facility (Note 5). The Company expects to issue additional debt, including accessing the public debt markets in fiscal 2017, in lieu of drawing on the Bridge Loan Facility at close of the NXP transaction.
Qualcomm River Holdings and NXP may terminate the definitive agreement under certain circumstances. If the definitive agreement is terminated by NXP in certain circumstances, NXP will be required to pay Qualcomm River Holdings a termination fee of $1.25 billion. If the definitive agreement is terminated by Qualcomm River Holdings under certain circumstances involving the failure to obtain the required regulatory approvals or the failure of NXP to complete certain pre-closing reorganization steps in all material respects, Qualcomm River Holdings will be required to pay NXP a termination fee of $2.0 billion. In November 2016, as required by the definitive agreement, Qualcomm River Holdings entered into four letters of credit for an aggregate amount of $2.0 billion related to the potential termination fee payable to NXP. Pursuant to the terms of each letter of credit, NXP will have the right to draw amounts to fund certain termination compensation owed by Qualcomm River Holdings to NXP if the definitive agreement is terminated under certain circumstances. The letters of credit expire on June 30, 2018 or if drawn on by NXP or surrendered by Qualcomm River Holdings. Each letter of credit is required to be fully cash collateralized in an amount equal to 100% of its face value through deposits with the issuers of the letters of credit. Qualcomm River Holdings is restricted from using the funds deposited as collateral while the letters of credit are outstanding. At December 25, 2016, $1.95 billion of the letters of credit were collateralized through bank time deposits and money market funds, which were recorded as other noncurrent assets, and the remaining $50 million was collateralized in the second quarter of fiscal 2017.
Note 9. Fair Value Measurements
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 25, 2016 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,385	$3,850	$—	$6,235
Marketable securities
U.S. Treasury securities and government-related securities	915	975	—	1,890
Corporate bonds and notes	—	17,747	—	17,747
Mortgage- and asset-backed and auction rate securities	—	1,524	42	1,566
Equity and preferred securities and equity funds	88	476	—	564
Debt funds	—	1,133	—	1,133
Total marketable securities	1,003	21,855	42	22,900
Derivative instruments	—	11	—	11
Other investments	330	—	—	330
Total assets measured at fair value	$3,718	$25,716	$42	$29,476
Liabilities
Derivative instruments	$—	$21	$—	$21
Other liabilities	329	—	—	329
Total liabilities measured at fair value	$329	$21	$—	$350
Activity between Levels of the Fair Value Hierarchy. There were no significant transfers between Level 1 and Level 2 in the three months ended December 25, 2016 and December 27, 2015. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The following table includes the activity for mortgage- and asset-backed and auction rate securities classified within Level 3 of the valuation hierarchy (in millions):

	Three Months Ended
	December 25, 2016	December 27, 2015
Beginning balance of Level 3	$43	$224
Total realized and unrealized gains or losses:
Included in other comprehensive income (loss)	—	(1)
Sales	—	(1)
Settlements	(1)	(36)
Transfers out of Level 3	—	(12)
Ending balance of Level 3	$42	$174
The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the fiscal month in which the actual event or change in circumstances that caused the transfer occurs. Transfers out of Level 3 in the three months ended December 27, 2015 primarily consisted of debt securities with significant upgrades in credit ratings or for which there were observable inputs.
Nonrecurring Fair Value Measurements. The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. In the three

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

months ended December 25, 2016 and December 27, 2015, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.
Note 10. Marketable Securities
Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	December 25, 2016	September 25, 2016	December 25, 2016	September 25, 2016
Available-for-sale:
U.S. Treasury securities and government-related securities	$251	$1,116	$1,639	$1,099
Corporate bonds and notes	3,312	10,159	14,435	8,584
Mortgage- and asset-backed and auction rate securities	176	1,363	1,390	534
Equity and preferred securities and equity funds	88	64	476	1,682
Debt funds	100	—	1,033	1,803
	$3,927	$12,702	$18,973	$13,702
At December 25, 2016, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity
Less Than One Year	One to Five Years	Five to Ten Years	Greater Than Ten Years	No Single Maturity Date	Total
$5,628	$11,797	$1,575	$637	$2,699	$22,336
Debt securities with no single maturity date included debt funds, mortgage- and asset-backed securities and auction rate securities.
The Company recorded realized gains and losses on sales of available-for-sale securities as follows (in millions):

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains
For the three months ended
December 25, 2016	$248	$(109)	$139
December 27, 2015	50	(12)	38
Available-for-sale securities were comprised as follows (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 25, 2016
Equity securities	$478	$86	$—	$564
Debt securities (including debt funds)	22,269	111	(44)	22,336
	$22,747	$197	$(44)	$22,900
September 25, 2016
Equity securities	$1,554	$204	$(12)	$1,746
Debt securities (including debt funds)	24,363	388	(93)	24,658
	$25,917	$592	$(105)	$26,404

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that are classified as available-for-sale and have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

	December 25, 2016
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and government-related securities	$263	$(11)	$5	$—
Corporate bonds and notes	1,681	(28)	59	—
Mortgage- and asset-backed and auction rate securities	89	(2)	59	(1)
Debt funds	489	(2)	—	—
	$2,522	$(43)	$123	$(1)

	September 25, 2016
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and government-related securities	$444	$(5)	$16	$—
Corporate bonds and notes	2,775	(12)	1,033	(65)
Mortgage- and asset-backed and auction rate securities	337	(3)	211	(2)
Equity and preferred securities and equity funds	312	(4)	130	(8)
Debt funds	—	—	309	(6)
	$3,868	$(24)	$1,699	$(81)
In the first quarter of fiscal 2017, the Company announced that it entered into an agreement to acquire NXP Semiconductors N.V. (Note 8). As a result, prior to the closing, the Company has begun, and expects to continue, to divest a substantial portion of its marketable securities portfolio in order to finance, in part, that transaction. Marketable securities that were expected to be used to finance the NXP transaction were classified as noncurrent at December 25, 2016 as they are not considered available for current operations. Given the change in the Company’s intention to sell certain marketable securities, the Company recognized other-than-temporary impairment losses in the three months ended December 25, 2016 for certain marketable securities (Note 2) and may recognize additional losses prior to the sale of such marketable securities. For the remaining available-for-sale securities, which are not expected to be sold to finance the NXP transaction, the Company concluded that the unrealized losses were temporary at December 25, 2016. Further, for debt funds with unrealized losses, the Company has the ability and the intent to hold such securities until they recover, which was expected to be within a reasonable period of time, and for debt securities and preferred stock with unrealized losses, the Company did not have the intent to sell, nor was it more likely than not that the Company would be required to sell, such securities before recovery or maturity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in “Part I, Item 1” of this Quarterly Report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended September 25, 2016 contained in our 2016 Annual Report on Form 10-K.
This Quarterly Report (including, but not limited to, this section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements, including, but not limited to, statements regarding industry trends and dynamics; challenges and opportunities related to our semiconductor and licensing businesses; our proposed acquisition of NXP Semiconductors N.V.; our pending joint venture with TDK Corporation; current and future legal proceedings or actions of governmental or quasi governmental bodies or standards or industry organizations; and our future business, investments, financial condition, results of operations and prospects. Additionally, statements concerning other future matters, such as the development of new products, enhancements of technologies, industry or regional trends, consumer demand, sales or price levels, challenges to our business and/or business model, capital expenditures, investments in research and development, strategic investments and acquisitions and other statements regarding matters that are not historical, are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report.
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
Recent Developments
Revenues for the first quarter of fiscal 2017 were $6.0 billion, an increase of 4% compared to the year ago quarter, with net income attributable to Qualcomm of $682 million, a decrease of 54% compared to the year ago quarter.

•
We shipped approximately 217 million Mobile Station Modem (MSM) integrated circuits for CDMA- and OFDMA-based wireless devices, a decrease of 10% compared to approximately 242 million MSM integrated circuits in the year ago quarter. Despite the decline in MSM shipments, QCT’s revenues remained substantially flat compared to the year ago quarter primarily due to higher-priced product mix and an increase in revenues related to other products, primarily related to higher connectivity shipments.

•
Total reported device sales were approximately $62.9 billion, an increase of approximately 4% compared to approximately $60.6 billion in the year ago quarter.(1) QTL’s revenues increased by 13% compared to the prior year quarter primarily due to increases in reported sales of CDMA-based products (including multimode products that also implement OFDMA) and revenues per reported unit. The increase in revenues per reported unit was primarily attributable to the deferral of royalty revenues due to an arbitration with LG Electronics, Inc. in the first quarter of fiscal 2016, partially offset by a decrease in recognition of unearned license fees. QTL revenues and EBT in the first quarter of fiscal 2017 continued to be impacted negatively by units that we believe are not being reported by certain licensees and sales of certain unlicensed products.

•
On December 27, 2016, the Korea Fair Trade Commission (KFTC) announced that it had reached a decision in its investigation of us, finding that we have violated provisions of the Korean Monopoly Regulation and Fair Trade Act (MRFTA). On January 22, 2017, we received the KFTC’s formal written decision. The KFTC ordered certain remedial actions and imposed a fine of approximately 1.03 trillion Korean Won (approximately $868 million based on exchange rates at December 25, 2016), which was recorded as a charge to other expenses in the first quarter of fiscal 2017. We believe that our business practices do not violate the MRFTA. We intend to challenge the decision in the Seoul High Court and seek a stay of the decision’s remedial order.

Against this backdrop, the following recent developments occurred in the first quarter of fiscal 2017 with respect to key elements of our industry:

•	Worldwide cellular connections grew sequentially by approximately 1% to reach approximately 7.5 billion.(2)

•
Worldwide 3G/4G connections (CDMA-based, OFDMA-based and CDMA/OFDMA multimode) grew sequentially by approximately 4% to approximately 4.2 billion, which was approximately 56% of total cellular connections.(2)

(1)
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

(2)	According to GSMA Intelligence estimates as of January 23, 2017 for the quarter ended December 31, 2016.
Our Business and Operating Segments
We design, manufacture, have manufactured on our behalf and market digital communications products based on CDMA, OFDMA and other technologies. We derive revenues principally from sales of integrated circuit products and licensing our intellectual property, including patents, software and other rights.
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
QCT is a leading developer and supplier of integrated circuits and system software based on CDMA, OFDMA and other technologies for use in wireless voice and data communications, networking, application processing, multimedia and global positioning system products. QCT’s integrated circuit products are sold and its system software is licensed to manufacturers that use our products in mobile phones, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, data cards and infrastructure equipment, broadband gateway equipment and other consumer electronic devices. Our MSM integrated circuits, which include the Mobile Data Modem, Qualcomm Single Chip and Snapdragon processors and LTE modems, perform the core baseband modem functionality in wireless devices providing voice and data communications, as well as multimedia applications and global positioning functions. In addition, our Snapdragon processors provide advanced application and graphics processing capabilities. QCT’s system software helps enable the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. QCT revenues comprised 68% and 71% of total consolidated revenues in the first quarter of fiscal 2017 and 2016, respectively.
QCT currently utilizes a fabless production model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Integrated circuits are die cut from silicon wafers that have completed the package assembly and test manufacturing processes. We rely on independent third-party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits based primarily on our proprietary designs and test programs. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. We employ both turnkey and two-stage manufacturing models to purchase our integrated circuits. Turnkey is when our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing model, we purchase die in singular or wafer form from semiconductor manufacturing foundries and contract with separate third-party suppliers for manufacturing services, such as wafer bump, probe, assembly and the majority or our final test requirements.
QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing CDMA2000, WCDMA, CDMA TDD and/or LTE standards and their derivatives. QTL licensing revenues include license fees and royalties based on sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of complete licensed products, net of certain permissible deductions (including transportation, insurance, packing costs and other items). QTL recognizes royalty revenues based on royalties reported by licensees and when other revenue recognition criteria are met. Licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. QTL revenues comprised 30% and 28% of total consolidated revenues in the first quarter of fiscal 2017 and 2016, respectively. The vast majority of such revenues were generated through our licensees’ sales of CDMA2000- and WCDMA-based products, such as feature phones and smartphones.
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
Seasonality. Many of our products or intellectual property are incorporated into consumer wireless devices, which are subject to seasonality and other fluctuations in demand. As a result, QCT has tended historically to have stronger sales toward the end of the calendar year as manufacturers prepare for major holiday selling seasons; and because QTL recognizes royalty revenues when royalties are reported by licensees, QTL has tended to record higher royalty revenues in the first calendar quarter when licensees report their sales made in the fourth calendar quarter. We have also experienced fluctuations in revenues due to the timing of conversions and expansions of 3G and 3G/4G networks by wireless operators and the timing of launches of flagship wireless devices that incorporate our products and/or intellectual property. These trends may or may not continue in the future.
Looking Forward
We expect continued growth in the coming years in consumer demand for 3G, 3G/4G multimode and 4G products and services around the world, driven primarily by smartphones. We also expect growth in new device categories and industries, driven by the expanding adoption of certain technologies that are already commonly used in smartphones. As we look forward to the next several months, we expect our business to be impacted by the following key items:

•
On October 27, 2016, we announced a definitive agreement under which Qualcomm River Holdings, B.V., an indirect, wholly owned subsidiary of QUALCOMM Incorporated, will acquire NXP Semiconductors N.V. Pursuant to the definitive agreement, Qualcomm River Holdings has commenced a tender offer to acquire all of the issued and outstanding common shares of NXP for $110 per share in cash, for estimated total cash consideration of $38 billion. NXP is a leader in high-performance, mixed-signal semiconductor electronics in automotive, broad-based microcontrollers, secure identification, network processing and RF power products. The transaction is expected to close by the end of calendar 2017 and is subject to receipt of regulatory approvals in various jurisdictions and other closing conditions, including the tender of specified percentages (which vary from 70% to 95% based on certain circumstances as provided in the definitive agreement) of the issued and outstanding common shares of NXP in the offer. The tender offer is not subject to any financing condition; however, we intend to fund the transaction with cash held by foreign entities and new debt. We expect that this will require us to devote significant resources and management time and attention prior to close; take on significant debt; and utilize a substantial portion of our cash, cash equivalents and marketable securities.

•
Consumer demand for 3G/4G smartphone products is increasing in emerging regions driven by availability of lower-tier-3G/4G devices. We expect the ongoing rollout of 4G services in emerging regions will encourage competition and growth, bringing the benefits of 3G/4G LTE multimode to consumers.

•	We expect our business, particularly QCT, to continue to be impacted by industry dynamics, including:

•	Concentration of device share among a few companies within the premium tier, resulting in significant supply chain leverage for those companies;

•	Decisions by companies to utilize their own internally-developed integrated circuit products or our competitors’ integrated circuit products in a portion of their devices;

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

•
We continue to believe that certain licensees, particularly in China, are not fully complying with their contractual obligations to report their sales of licensed products to us, and certain companies, including unlicensed companies, particularly in emerging regions, including China, are delaying execution of new license agreements. We have made substantial progress in reaching agreements with many companies, primarily in China. However, negotiations with certain licensees and unlicensed companies are ongoing. We believe that the conclusion of new agreements with these companies will result in improved reporting by these licensees, including with respect to sales of three-mode devices (i.e., devices that implement GSM, TD-SCDMA and LTE-TDD) sold in China. Additionally, we believe our increased efforts in the areas of compliance will also improve reporting, but will also result in increased costs to the business. Litigation and/or other actions may be necessary to compel licensees to report and pay the required royalties for sales they have not previously reported and/or to compel unlicensed companies to execute licenses.

•
Regulatory authorities in other jurisdictions continue to investigate our business practices, and other regulatory authorities may do so in the future. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business with remedies that include, among others, injunctions, monetary damages or fines or other orders to pay money, and the issuance of orders to cease certain conduct and/or modify our business practices. Additionally, certain of our direct and indirect customers and licensees have pursued, and others may in the future pursue, litigation or arbitration against us related to our business. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, including monetary damages. These activities may also require the investment of significant management time and attention and may result in increased legal costs. See “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies” elsewhere in this Quarterly Report.

•
We continue to invest significant resources toward advancements in 4G LTE and 5G technologies, OFDM-based WLAN technologies, wireless baseband chips, our converged computing/communications (Snapdragon) chips, radio frequency front-end (RFFE), connectivity, graphics, audio and video codecs, multimedia products, software and services, which contribute to the expansion of our intellectual property portfolio. We are also investing in targeted opportunities that leverage our existing technical and business expertise to deploy new business models and enter into new industry segments, such as products for: automotive; the Internet of Things (IoT), including the connected home, smart cities and wearables; data center; networking; computing; mobile health; and machine learning, including robotics, among others.

•
In January 2016, we announced that we had reached an agreement with TDK Corporation to form a joint venture, under the name RF360 Holdings Singapore Pte. Ltd., to enable delivery of RFFE modules and RF filters into fully integrated products for mobile devices and IoT applications, among others. The joint venture will initially be owned 51% by Qualcomm Global Trading Pte. Ltd., a Singapore corporation and wholly-owned subsidiary of ours (Qualcomm Global Trading) and 49% by EPCOS AG, a German Aktiengesellschaft and wholly-owned subsidiary of TDK Corporation (EPCOS). Certain intellectual property, patents and filter and module design and manufacturing assets will be carved out of existing TDK businesses and be owned by the joint venture, and certain assets will be acquired directly by affiliates of ours. The purchase price of Qualcomm Global Trading’s interest in the joint venture and the assets to be transferred to us is $1.2 billion, to be adjusted for working capital, outstanding indebtedness and certain capital expenditures, among other things. Additionally, Qualcomm Global Trading has the option to acquire (and EPCOS has an option to sell) EPCOS’s interest in the joint venture for $1.15 billion 30 months after the closing date. EPCOS will be entitled to up to a total of $200 million in payments based on sales of RF filter functions over the three-year period after the closing date, which is a substitute for and in lieu of any right of EPCOS to receive any profit sharing, distributions, dividends or other payments of any kind or nature. Every required regulatory agency has either approved the transaction or declined to exercise jurisdiction. The completion of the transaction remains subject to satisfaction of additional conditions and is expected to close in the second quarter of fiscal 2017.

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
Results of Operations

Revenues (in millions)
	Three Months Ended
	December 25, 2016	December 27, 2015	Change
Equipment and services	$4,139	$4,087	$52
Licensing	1,860	1,688	172
	$5,999	$5,775	$224
The increase in equipment and services revenues was primarily due to an increase in QCT revenues. The increase in licensing revenues was primarily due to an increase in QTL revenues.

Costs and Expenses (in millions)
	Three Months Ended
	December 25, 2016	December 27, 2015	Change
Cost of revenues	$2,443	$2,534	$(91)
Gross margin	59%	56%
The increase in margin percentage was primarily due to the impact of higher-margin segment mix primarily related to QTL, an increase in QCT margin percentage and a decrease of $56 million in charges related to the recognition of the step-up of inventories to fair value and the amortization of intangible assets primarily related to the acquisition of CSR plc in the fourth quarter of fiscal 2015. The increase in margin percentage was partially offset by an increase in a nonreportable segment’s costs. Our margin percentage may fluctuate in future periods depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

	Three Months Ended
	December 25, 2016	December 27, 2015	Change
Research and development	$1,311	$1,352	$(41)
% of revenues	22%	23%
Selling, general, and administrative	$591	$578	$13
% of revenues	10%	10%
Other	$876	$(374)	$1,250
The dollar decrease in research and development expenses was primarily attributable to a decrease of $55 million in costs related to the development of integrated circuit technologies and related software products. Such decrease was primarily driven by actions initiated under our Strategic Realignment Plan, which was substantially implemented in fiscal 2016, partially offset by a $30 million impairment charge on certain intangible assets recorded in the first quarter of fiscal 2017.
The dollar increase in selling, general and administrative expenses was primarily attributable to increases of $28 million in professional services and $14 million in costs related to litigation and other legal matters, partially offset by decreases of $15 million in selling and marketing expenses and $15 million in depreciation and amortization expense.
Other expenses in the first quarter of fiscal 2017 included an $868 million charge related to the KFTC investigation and $8 million in restructuring and restructuring-related charges related to our Strategic Realignment Plan. Other income in the first quarter of fiscal 2016 was primarily attributable to a $380 million gain on the sale of wireless spectrum and also included $54 million in restructuring and restructuring-related charges, partially offset by a $48 million gain on the sale of our business that provided augmented reality applications, both of which related to our Strategic Realignment Plan.

Interest Expense and Net Investment Income (in millions)
	Three Months Ended
	December 25, 2016	December 27, 2015	Change
Interest expense	$90	$74	$16

Investment income, net
Interest and dividend income	$167	$136	$31
Net realized gains on marketable securities	139	43	96
Net realized gains on other investments	8	6	2
Impairment losses on marketable securities and other investments	(143)	(63)	(80)
Equity in net earnings (losses) of investees	3	(20)	23
Net gains (losses) on derivative instruments	8	(3)	11
	$182	$99	$83
The increases in net realized gains on marketable securities and impairment losses on marketable securities and other investments were primarily attributable to certain marketable securities that we sold and expect to sell before their anticipated recovery, respectively, to fund, in part, the acquisition of NXP Semiconductors N.V.

Income Tax Expense (in millions)
	Three Months Ended
	December 25, 2016	December 27, 2015	Change
Income tax expense	$189	$214	$(25)
Effective tax rate	22%	13%	9%
The following table summarizes the primary factors that caused our effective tax rates for the first quarter of fiscal 2017 and 2016 to be less than the United States federal statutory rate:

	Three Months Ended
	December 25, 2016	December 27, 2015
Expected income tax provision at federal statutory tax rate	35%	35%
Benefits from foreign income taxed at other than U.S. rates	(15%)	(17%)
Benefits related to the research and development tax credit	(1%)	(6%)
Nondeductible charge related to the KFTC investigation	2%	—%
Other	1%	1%
Effective tax rate	22%	13%
The estimated annual effective tax rate of 22% for fiscal 2017 is greater than the 17% effective income tax rate for fiscal 2016. In the first quarter of fiscal 2017, we recorded an $868 million charge related to the KFTC investigation, which is not deductible for tax purposes and is attributable to both the United States and a foreign jurisdiction. The estimated annual effective tax rate of 22% for fiscal 2017 also reflects the increase in our Singapore tax rate as a result of the expiration of its tax exemption in March 2017, which is partially offset by tax benefits resulting from the increase in our Singapore tax rate that will be in effect when certain deferred tax assets are scheduled to reverse. The annual effective tax rate of 17% for fiscal 2016 reflected a $101 million tax benefit recorded discretely in the third quarter of fiscal 2016 resulting from a worthless stock deduction on a domestic subsidiary of one of our former display businesses and a $79 million benefit recorded discretely in the first quarter of fiscal 2016 related to fiscal 2015 resulting from the retroactive and permanent reinstatement of the United States federal research and development tax credit.
Unrecognized tax benefits were $272 million and $271 million at December 25, 2016 and September 25, 2016, respectively. We believe that it is reasonably possible that the total amounts of unrecognized tax benefits at December 25, 2016 may increase or decrease in the next 12 months.

Segment Results
The following should be read in conjunction with the financial results for the first quarter of fiscal 2017 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 7. Segment Information.”

(in millions)	QCT	QTL	QSI
Three Months Ended December 25, 2016
Revenues	$4,101	$1,811	$14
EBT (1)	724	1,532	(17)
EBT as a % of revenues	18%	85%
Three Months Ended December 27, 2015
Revenues	$4,096	$1,607	$9
EBT (1)	590	1,339	359
EBT as a % of revenues	14%	83%

(1)	Earnings (loss) before taxes.
QCT Segment. QCT results of operations in the first quarter of fiscal 2017 were impacted by higher demand in China, growth within adjacent industry segments outside traditional cellular industries and cost reduction initiatives achieved under the Strategic Realignment Plan, partially offset by a decline in share at a large customer. Approximately 217 million and 242 million MSM integrated circuits were sold in the first quarter of fiscal 2017 and 2016, respectively. Despite the decline in MSM shipments, QCT revenues remained substantially flat primarily due to an increase in equipment and services revenues, offset by a decrease in licensing revenues. Equipment and services revenues, mostly related to sales of MSM and accompanying Radio Frequency (RF), Power Management (PM) and wireless connectivity integrated circuits, were $4.06 billion and $4.02 billion in the first quarter of fiscal 2017 and 2016, respectively. The increase in equipment and services revenues was primarily due to an increase of $175 million resulting from the net impact of higher-priced product mix and lower average selling prices and an increase of $113 million in revenues related to other products, primarily related to higher connectivity shipments, partially offset by a decrease of $247 million primarily related to lower MSM shipments.
QCT EBT as a percentage of revenues increased primarily due to an increase in gross margin percentage and a combined decrease of 5% in research and development and selling, general and administrative expenses. The increase in QCT gross margin percentage resulted primarily from lower average unit costs and higher-margin product mix, partially offset by lower average selling prices and higher excess inventory charges.
QTL Segment. The increase in QTL revenues of $204 million was primarily attributable to increases in reported sales of CDMA-based products (including multimode products that also implement OFDMA) and revenues per reported unit. The increase in revenues per reported unit was primarily attributable to the deferral of royalty revenues reported by LG Electronics, Inc. in the first quarter of fiscal 2016, partially offset by a decrease in recognition of unearned license fees. QTL revenues and EBT in the first quarter of fiscal 2017 continued to be impacted negatively by units that we believe are not being reported by certain licensees and sales of certain unlicensed products. While we have reached agreements with many licensees, negotiations with certain other licensees and unlicensed companies are ongoing, particularly in emerging regions, including China, and additional litigation may become necessary if negotiations fail to resolve the relevant issues.
QSI Segment. The decrease in QSI EBT was primarily due to the effect of a $380 million gain on the sale of wireless spectrum recorded in the first quarter of fiscal 2016 and a decrease of $15 million in net realized gains on investments, partially offset by a decrease of $17 million in equity losses.
Liquidity and Capital Resources
On October 27, 2016, we announced a definitive agreement under which Qualcomm River Holdings will acquire NXP. Pursuant to the definitive agreement, Qualcomm River Holdings has commenced a tender offer to acquire all of the issued and outstanding common shares of NXP for $110 per share in cash, for estimated total cash consideration of $38 billion. The transaction is expected to close by the end of calendar 2017 and is subject to receipt of regulatory approvals in various jurisdictions and other closing conditions. We intend to fund the transaction with cash held by foreign entities, which will result in the use of a substantial portion of our cash, cash equivalents and marketable securities, as well as new debt, and we secured $13.6 billion in committed financing through a $9.6 billion Bridge Loan Facility and $4.0 billion Term Loan Facility. The Company expects to issue additional debt, including accessing the public debt markets in fiscal 2017, in lieu of drawing on the Bridge Loan Facility at close of the NXP transaction.

Qualcomm River Holdings and NXP may terminate the definitive agreement under certain circumstances. If the definitive agreement is terminated by NXP in certain circumstances, NXP will be required to pay Qualcomm River Holdings a termination fee of $1.25 billion. If the definitive agreement is terminated by Qualcomm River Holdings under certain circumstances involving the failure to obtain the required regulatory approvals or the failure of NXP to complete certain pre-closing reorganization steps in all material respects, Qualcomm River Holdings will be required to pay NXP a termination fee of $2.0 billion. In November 2016, as required by the definitive agreement, we entered into four letters of credit for an aggregate amount of $2.0 billion pursuant to which NXP will have the right to draw amounts to fund the potential termination fee payable to NXP. Each letter of credit is required to be fully cash collateralized in an amount equal to 100% of its face value through deposits with the issuers of the letters of credit. We are restricted from using the funds deposited as collateral while the letters of credit are outstanding. At December 25, 2016, $1.95 billion of the letters of credit were collateralized through bank time deposits and money market funds, and the remaining $50 million was collateralized in the second quarter of fiscal 2017.
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations, cash provided by our debt programs and proceeds from the issuance of common stock under our employee benefit plans. The following tables present selected financial information related to our liquidity as of December 25, 2016 and September 25, 2016 and for the first quarter of fiscal 2017 and 2016 (in millions):

	December 25, 2016	September 25, 2016	$ Change	% Change
Cash, cash equivalents and marketable securities	$29,785	$32,350	$(2,565)	(8%)
Accounts receivable, net	2,085	2,219	(134)	(6%)
Inventories	1,910	1,556	354	23%
Short-term debt	1,749	1,749	—	—%
Long-term debt	9,935	10,008	(73)	(1%)

	Three Months Ended
	December 25, 2016	December 27, 2015	$ Change	% Change
Net cash provided by operating activities	$1,379	$2,739	$(1,360)	(50%)
Net cash provided (used) by investing activities	681	(716)	1,397	N/M
Net cash used by financing activities	(1,104)	(2,665)	1,561	(59%)
N/M - Not Meaningful
The net decrease in cash, cash equivalents and marketable securities was primarily due to the deposit of $1.95 billion that was used to collateralize the letters of credit related to our proposed acquisition of NXP and recorded as other noncurrent assets, $784 million in cash dividends paid, $444 million in payments to repurchase shares of our common stock and the timing of the settlement of sales of marketable securities, partially offset by net cash provided by operating activities. Total cash provided by operating activities decreased primarily due to changes in working capital related to inventories and the timing of related payments and accounts receivable. Our days sales outstanding, on a consolidated basis, decreased to 29 days at December 25, 2016 compared to 33 days at September 25, 2016. The decreases in accounts receivable and the related days sales outstanding were primarily due to the timing of integrated circuit shipments, partially offset by the timing of the collection of payments from certain of our licensees. The increase in inventories was primarily due to an increase in the overall quantity of units on hand, driven by efforts to provide increased assurance in meeting customer demand and the cancelation by a customer of one of its flagship products, and higher average unit costs.
Our cash, cash equivalents and marketable securities at December 25, 2016 consisted of $1.9 billion held by United States-based entities and $27.9 billion held by foreign entities. Most of our cash, cash equivalents and marketable securities held by foreign entities are indefinitely reinvested and would be subject to material tax effects if repatriated. However, we believe that our United States sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate funds held by foreign entities.
We believe our current cash, cash equivalents and marketable securities, our expected cash flow generated from operations and our expected financing activities will satisfy our working and other capital requirements, for at least the next 12 months based on our current business plans. Recent and expected working and other capital requirements, in addition to our proposed acquisition of NXP, also include the items described below.

•
Our purchase obligations at December 25, 2016, some of which relate to research and development activities and capital expenditures, totaled $3.7 billion and $879 million for fiscal 2017 and 2018, respectively, and $1.0 billion thereafter.

•
Our research and development expenditures were $1.3 billion in the first quarter of fiscal 2017 and $5.2 billion in fiscal 2016, and we expect to continue to invest heavily in research and development for new technologies, applications and services for voice and data communications.

•
Cash outflows for capital expenditures were $129 million in the first quarter of fiscal 2017 and $539 million in fiscal 2016. We expect to continue to incur capital expenditures in the future to support our business, including research and development activities. Future capital expenditures may be impacted by transactions that are currently not forecasted.

•
In connection with the KFTC investigation, we are obligated to pay a fine of approximately 1.03 trillion Korean Won (approximately $868 million based on exchange rates at December 25, 2016) within 60 days of the KFTC’s formal written decision, which was issued on January 22, 2017.

•
In January 2016, we announced that we had reached agreement with TDK Corporation to form a joint venture, under the name RF360 Holdings Singapore Pte. Ltd. The joint venture will initially be owned 51% by Qualcomm Global Trading Pte. Ltd., a Singapore corporation and wholly-owned subsidiary of ours (Qualcomm Global Trading) and 49% by EPCOS AG, a German Aktiengesellschaft and wholly-owned subsidiary of TDK Corporation (EPCOS). The purchase price due upon close of the transaction is $1.2 billion, to be adjusted for working capital, outstanding indebtedness and certain capital expenditures, among other things. Additionally, Qualcomm Global Trading has the option to acquire (and EPCOS has an option to sell) EPCOS’s interest in the joint venture for $1.15 billion 30 months after the closing date. We expect to use existing cash resources to fund the acquisition. EPCOS will be entitled to up to a total of $200 million in payments based on sales of RF filter functions over the three-year period after the closing date. Every required regulatory agency has either approved the transaction or declined to exercise jurisdiction. The completion of the transaction remains subject to satisfaction of additional conditions and is expected to close in the second quarter of fiscal 2017.

•
We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly, to open new opportunities for our technologies, obtain development resources, grow our patent portfolio or pursue new businesses.

Debt. In November 2016, we amended and restated our existing Revolving Credit Facility that provides for unsecured revolving facility loans, swing line loans and letters of credit to increase the aggregate amount available to $5.0 billion, of which $530 million and $4.47 billion will expire in February 2020 and November 2021, respectively. At December 25, 2016, no amounts were outstanding under the Amended and Restated Revolving Credit Facility.
We have an unsecured commercial paper program, which provides for the issuance of up to $5.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. At December 25, 2016, we had $1.7 billion of commercial paper outstanding with weighted-average net interest rates of 0.64% and weighted-average remaining days to maturity of 41 days.
In October 2016, we entered into a Bridge Loan Facility that provides for senior unsecured bridge facility loans in an aggregate amount up to $13.6 billion. In November 2016, the commitments available under the Bridge Loan Facility were reduced to $9.6 billion upon us entering into a $4.0 billion Term Loan Facility. Proceeds from the Bridge Loan Facility, if drawn, will be used to finance, in part, the proposed acquisition of NXP. At December 25, 2016, no amounts were outstanding under the Bridge Loan Facility.
In November 2016, we entered into a Term Loan Facility that provides for senior unsecured delayed-draw term facility loans in an aggregate amount of $4.0 billion. Proceeds from the Term Loan Facility, if drawn, will be used to finance, in part, the proposed acquisition of NXP. At December 25, 2016, no amounts were outstanding under the Term Loan Facility.
In May 2015, we issued an aggregate principal amount of $10.0 billion in eight tranches of unsecured floating- and fixed-rate notes, with maturity dates in 2018 through 2045 and effective interest rates between 1.24% and 4.74%. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes. In addition to the new debt we expect to issue in connection with our proposed acquisition of NXP, we may also issue debt in the future. The amount and timing of such additional borrowings will be subject to a number of factors, including the cash flow generated by United States-based entities, acquisitions and strategic investments, acceptable interest rates and changes in corporate income tax law, among other factors.

Additional information regarding our outstanding debt at December 25, 2016 is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Debt.”
Capital Return Program. In the first quarter of fiscal 2017, we repurchased and retired 6,647,000 shares of our common stock for $444 million, before commissions. At December 25, 2016, $2.5 billion remained authorized for repurchase under our stock repurchase program. As a result of our proposed acquisition of NXP and the pending use of our cash and marketable securities, we currently expect to repurchase shares in the next few years to offset dilution from the issuance of common stock under our employee benefit plans.
In the first quarter of fiscal 2017, we paid cash dividends totaling $784 million, or $0.53 per share. On January 12, 2017, we announced a cash dividend of $0.53 per share on our common stock, payable on March 22, 2017 to stockholders of record as of the close of business on March 1, 2017. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders.
Contractual Obligations/Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).
Additional information regarding our financial commitments at December 25, 2016 is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 3. Income Taxes,” “Note 5. Debt,” “Note 6. Commitments and Contingencies” and “Note 8. Acquisitions.”
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements and the impact of those pronouncements, if any, on our consolidated financial statements is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 1. Basis of Presentation.”
Risk Factors
You should consider each of the following factors as well as the other information in this Quarterly Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of these risks occur, our management may be required to invest significant time and attention and our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also consider the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 25, 2016 in evaluating our business and our prospects, including but not limited to our financial statements and the related notes and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Risks Related to Our Businesses
Our proposed acquisition of NXP Semiconductors N.V. involves a number of risks, including, among others, the risk that we fail to complete the acquisition, in a timely manner or at all, regulatory risks, risks associated with our use of a significant portion of our cash and our taking on significant indebtedness, other financial risks, integration risks, and risk associated with the reactions of customers, suppliers and employees.
Our and NXP’s obligations to consummate the proposed transaction are subject to the satisfaction or waiver of certain conditions, including, among others: (i) the tender of a minimum number of NXP’s outstanding common shares in the tender offer commenced by a subsidiary of QUALCOMM Incorporated; (ii) the expiration or termination of any waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the receipt of regulatory clearance under European Union and certain other foreign antitrust laws; (iv) the absence of any law or order prohibiting the proposed transaction; (v) there being no event that would have a material adverse effect on NXP; (vi) the accuracy of the representations and warranties of NXP, subject to certain exceptions, and NXP’s material compliance with its covenants, in the definitive agreement; (vii) the approval of certain governance-related resolutions at an extraordinary general meeting of NXP’s shareholders; and (viii) the completion of certain internal reorganization steps with respect to NXP and the disposition of certain non-core assets of NXP. We cannot provide assurance that the conditions to the completion of the proposed transaction will be satisfied in a timely manner or at all, and if the proposed transaction is not completed, we would not realize any of the expected benefits.

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
We develop, patent and commercialize technology and products based on CDMA, OFDMA and other communications technologies, which are primarily wireless. We depend on operators of wireless networks and our customers and licensees to adopt these technologies for use in their networks, devices and services. We also depend on our customers and licensees to develop devices and services based on these technologies with value-added features to drive consumer demand for new 3G, 3G/4G multimode and 4G devices, as well as establishing the selling prices for such devices. Further, we depend on the timing of our customers’ and licensees’ deployments of new devices and services based on these technologies. Increasingly, we also depend on operators of wireless networks, our customers and licensees and other third parties to incorporate these technologies into new device types and into industries beyond traditional cellular communications, such as automotive, the IoT, including the connected home, smart cities and wearables, data center, networking, computing, mobile health and machine learning, including robotics, among others. We are also impacted by consumers’ rates of replacement of smartphones and other computing devices.
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

•
create standalone value and/or contribute to the success of our existing businesses through acquisitions, joint ventures and other transactions (and/or by developing customer, licensee and/or vendor relationships) in new industry segments and/or disruptive technologies, products and/or services (such as products for automotive, the IoT, including the connected home, smart cities and wearables, data center, networking, computing, mobile health and machine learning, including robotics, among others);

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

•
continue to develop brand recognition to effectively compete against better known companies in computing and other consumer driven segments and to deepen our presence in significant emerging geographic regions.

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
The loss of any one of our significant customers, a reduction in the purchases of our products by such customers or the cancelation of significant purchases by any of these customers, whether due to the use of their own integrated circuit products, our competitors’ integrated circuit products or otherwise, would reduce our revenues and could harm our ability to achieve or sustain expected operating results, and a delay of significant purchases, even if only temporary, would reduce our revenues in the period of the delay. Further, the concentration of device share among a few companies, and the corresponding purchasing power of these companies, may result in lower prices for our products which, if not accompanied by a sufficient increase in the volume of purchases of our products, could have an adverse effect on our revenues and margins. In addition, the timing and size of purchases by our significant customers may be impacted by the timing of such customers’ new or next generation product introductions, over which we have no control, and the timing of such introductions may cause our operating results to fluctuate. Accordingly, if current industry dynamics and concentrations continue, our QCT segment’s revenues will continue to depend largely upon, and be impacted by, future purchases, and the timing and size of any such future purchases, by these significant customers.
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
Although we have more than 335 CDMA-based licensees, our QTL segment derives a significant portion of its licensing revenues from a limited number of licensees. In the event that one or more of our significant licensees fail to meet their reporting and/or payment requirements or we are unable to renew or modify one or more of such license agreements under similar terms, our revenues, operating results and cash flows would be adversely impacted. Moreover, the future growth and success of our core licensing business will depend in part on the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain customer acceptance. We have no control over the product development, sales efforts or pricing of products by our licensees, and our licensees might not be successful. Reductions in the average selling prices of wireless devices sold by our major licensees, without a sufficient increase in the volumes of such devices sold, would generally have an adverse effect on our licensing revenues.

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
In particular, our future growth significantly depends on new and expanded product areas, such as RFFE, and adjacent industry segments, such as automotive, IoT, including the connected home, smart cities and wearables, data center, networking, computing, mobile health and machine learning, including robotics, among others; our ability to develop leading and cost-effective technologies, products and services for new and expanded product areas and adjacent industry segments; and third parties incorporating our technology, products and services into device types used in these product areas and industry segments. Accordingly, we intend to continue to make substantial investments in these new and expanded product areas and adjacent industry segments, and in developing new products, services and technologies for these product areas and industry segments.
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
Although we own a very strong portfolio of issued and pending patents related to GSM, GPRS, EDGE, OFDM, OFDMA, WLAN and other technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing revenues as our CDMA licensing program has been. Many wireless operators are investigating, have selected or have deployed OFDMA-based LTE as their next-generation 4G technology in existing (or future if not yet deployed) wireless spectrum bands as complementary to their existing CDMA-based networks. While 3G/4G multimode products are generally covered by our existing 3G licensing agreements, products that implement 4G but do not also implement 3G are generally not covered by these agreements. Although we believe that our patented technology is essential and useful to implementation of the LTE industry standards and have granted royalty-bearing licenses to more than 220 companies (including Huawei, Lenovo, LG, Microsoft, Oppo, Samsung, Sony Mobile, vivo, Xiaomi and ZTE) that have realized that they need a license to our patents to make and sell products implementing 4G standards but not implementing 3G standards, it may be difficult to agree on material terms and/or conditions of new license agreements that are acceptable to us with companies that are currently unlicensed. Further, the royalty rates for single mode 4G products are lower than our royalty rates for 3G and 3G/4G multimode products, so, without a corresponding increase in volumes and/or device ASP, we will not achieve the same licensing revenues on such LTE products as on 3G and 3G/4G multimode products. In addition, new connectivity and other services are emerging that rely on devices that may or may not be used on traditional cellular networks, such as devices used in the connected home or the IoT. We also seek to diversify and broaden our technology licensing programs to new industry segments in which we can utilize our technology leadership, such as wireless charging and other technologies. Standards, even de facto standards, that develop as these technologies mature, in particular those that do not include a base level of interoperability, may impact our ability to obtain royalties that are equivalent to those that we receive for 3G and 3G/4G multimode products used in cellular communications. Although we believe that our patented technology is essential and useful to the commercialization of such services, the royalties we receive may be lower than those we receive from our current licensing program.
Over the long-term, we need to continue to evolve our patent portfolio. If we do not maintain a strong portfolio that is applicable to current and/or future standards (such as 5G), products and/or services, our future licensing revenues could be negatively impacted.
The licenses granted to and from us under a number of our license agreements include only patents that are either filed or issued prior to a certain date. As a result, there are agreements with some licensees where later patents are not licensed by or to us. Additionally, certain of our license agreements (including essentially all of our recent agreements in China) are effective for a specified term. In order to license or to obtain a license to such later patents or after the expiration of a specified term, or to receive royalties after the specified time period, we will need to extend or modify such license agreements or enter into new license agreements with such licensees. Accordingly, to the extent not renewed on their terms or by election for an additional (generally multi-year) period, if applicable, we will need to extend or modify such license agreements or enter into new license agreements with such licensees more frequently than we have done historically. We might not be able to renew those license agreements, or enter into new license agreements, in the future without affecting the material terms and conditions of our license agreements with such licensees, and such modifications or new agreements may negatively impact our revenues. If there is a delay in renewing a license agreement prior to its expiration, there would be a delay in our ability to recognize revenues related to that licensee’s product sales. Further, if we are unable to reach agreement on such modifications or new agreements, it could result in patent infringement litigation with such companies.
We depend on a limited number of third-party suppliers for the procurement, manufacture and testing of our products. If we fail to execute supply strategies that provide technology leadership, supply assurance and low cost, our operating results and our business may be harmed. We are also subject to order and shipment uncertainties that could negatively impact our operating results.
Our QCT segment currently utilizes a fabless production model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. We employ both turnkey and two-stage manufacturing models to purchase our integrated circuits. Under the turnkey model, our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing model, we purchase die in singular or wafer form from semiconductor manufacturing foundries and contract with separate third-party suppliers for manufacturing services such as wafer bump, probe, assembly and the majority of our final test requirements. The semiconductor manufacturing foundries that supply products to our QCT segment are primarily located in Asia, as are our primary warehouses where we store finished goods for fulfillment of customer orders. The following could have an adverse effect on our ability to meet customer demands and/or negatively impact our revenues, business operations, profitability and/or cash flows:

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
Certain legal matters, including certain claims by other companies that we infringe their intellectual property, are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.”
We may engage in strategic acquisitions, transactions or make investments that could adversely affect our financial results or fail to enhance stockholder value.
We engage in strategic acquisitions and other transactions, including joint ventures, and make investments, which we believe are important to the future of our business, with the goal of maximizing stockholder value. We acquire businesses and other assets, including patents, technology, wireless spectrum and other intangible assets, enter into joint ventures or other strategic transactions, and purchase minority equity interests in or make loans to companies that may be private and early-stage. Our strategic activities are generally focused on opening or expanding opportunities for our technologies and supporting the design and introduction of new products and services (or enhancing existing products or services) for voice and data communications and new industry segments. Recent material transactions include our acquisition of CSR plc, our pending joint venture with TDK Corporation and our proposed acquisition of NXP. Many of our strategic activities entail a high degree of risk and require the use of domestic and/or foreign capital, and investments may not become liquid for several years after the date of the investment, if at all. Our strategic activities may not generate financial returns or result in increased adoption or continued use of our technologies, products or services. In some cases, we may be required to consolidate or record our share of the earnings or losses of companies in which we have acquired ownership interests. In addition, we may record impairment charges related to our strategic activities. Any losses or impairment charges that we incur related to strategic activities will have a negative impact on our financial results, and we may continue to incur new or additional losses related to strategic assets or investments that we have not fully impaired or exited. We may underestimate the costs and/or overestimate the benefits, including product and other synergies and growth opportunities that we expect to realize, and we may not achieve them. If we do not achieve the anticipated benefits of business acquisitions or other strategic activities, our results of operations may be adversely affected, and we may not enhance stockholder value by engaging in these transactions.
Achieving the anticipated benefits of business acquisitions, including joint ventures and other strategic investments in which we have management and operational control, depends in part upon our ability to integrate the businesses in an efficient and effective manner and achieve anticipated synergies. Such integration is complex and time consuming and involves significant challenges, including, among others: retaining key employees; successfully integrating new employees, technology, products, processes, operations (including manufacturing operations), sales and distribution channels, business models and business systems; retaining customers and suppliers of the businesses; consolidating research and development and/or supply operations; minimizing the diversion of management’s attention from ongoing business matters; and consolidating corporate and administrative infrastructures; and managing the increased scale, complexity and globalization of our business, operations and employee base. We may not derive any commercial value from associated technologies or products or from future technologies or products based on these technologies, and we may be subject to liabilities that are not covered by indemnification protection that we may obtain, and we may become subject to litigation. Additionally, we may not be successful in entering or expanding into new sales or distribution channels, business or operational models (including manufacturing), geographic regions, industry segments and/or categories of products served by or adjacent to the associated businesses or in addressing potential new opportunities that may arise out of the combination.
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
Our stock price and earnings have fluctuated in the past and are likely to fluctuate in the future. Factors that may have a significant impact on the market price of our stock and/or earnings include those identified throughout this Risk Factors section, volatility of the stock market in general and technology-based companies in particular, announcements concerning us, our suppliers, our competitors or our customers or licensees, and variations between our actual results or guidance and expectations of securities analysts, among others. Further, increased volatility in the financial markets and/or overall economic conditions may reduce the amounts that we realize in the future on our cash equivalents and/or marketable securities and may reduce our earnings as a result of any impairment charges that we record to reduce recorded values of marketable securities to their fair values.
In the past, securities class action litigation has been brought against a company following periods of volatility in the market price of its securities. Due to changes in our stock price, we are and may in the future be the target of securities litigation. Securities litigation could result in substantial uninsured costs and divert management’s attention and our resources. Certain legal matters, including certain securities litigation brought against us, are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.”
We maintain an extensive investment portfolio of varied holdings, which are generally classified as available-for-sale and are therefore recorded on our consolidated balance sheet at fair value, with unrealized gains or losses reported as a component of accumulated other comprehensive income. The fair value of our investments are subject to fluctuation based primarily on market price volatility, as well as the underlying operations of the associated investment, among other things. If the fair value of such investments decreases below their cost basis, as some of our previous investments have, we may be required in certain circumstances to recognize a loss in our results of operations. The sensitivity of and risks associated with the market value of our investment portfolio are described more fully in our Annual Report on Form 10-K for our fiscal year ended September 25, 2016 and “Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report.
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
Our customers sell their products throughout the world in various currencies. Our consolidated revenues from international customers as a percentage of our total revenues were greater than 90% in each of the last three fiscal years. Adverse movements in currency exchange rates may negatively affect our business and our operating results due to a number of factors, including, among others:

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
The use of devices containing our products to access untrusted content creates a risk of exposing the system software in those devices to viral or malicious attacks. While we continue to focus on this issue and are taking measures to safeguard our products from cybersecurity threats, device capabilities continue to evolve, enabling more data and processes, such as computing, and increasing the risk of security failures. Further, our products are inherently complex and may contain defects or errors that are detected only when the products are in use. The design process interface in new domains of technology and the migration to integrated circuit technologies with smaller geometric feature sizes are complex and add risk to manufacturing yields and reliability. Further, manufacturing, testing, marketing and use of our products and those of our customers and licensees entail the risk of product liability. Because our products and services are responsible for critical functions in our customers’ products and/or networks, security failures, defects or errors in our products or services could have an adverse impact on us, on our customers and/or on the end users of our customers’ products. Such adverse impact could include product liability claims or recalls, write-offs of our inventories and/or intangible assets; unfavorable purchase commitments; a shift of business to our competitors; a decrease in demand for connected devices and wireless services; damage to our reputation and to our customer relationships; and other financial liability or harm to our business. Further, security failures, defects or errors in the products of our customers or licensees, such as the recent issues with the Galaxy Note 6 that caused Samsung to discontinue that product, could have an adverse impact on our operating results due to a delay or decrease in demand for our products or services generally, and our premium-tier products in particular, among other factors.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2016 Annual Report on Form 10-K. At December 25, 2016, there have been no material changes to the financial market risks described at September 25, 2016, except as described below. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
Equity Price Risk. We hold a diversified marketable securities portfolio that includes equity securities and fund shares that are subject to equity price risk. We have made investments in marketable equity securities of companies of varying size, style, industry and geography and changes in investment allocations may affect the price volatility of our investments. On October 27, 2016, we announced a definitive agreement under which Qualcomm River Holdings will acquire NXP for estimated total cash consideration of $38 billion. We intend to fund the transaction with cash held by foreign entities, which will result in the use of a substantial portion of our cash, cash equivalents and marketable securities, as well as new debt. As a result, in the first quarter of fiscal 2017, we began and expect to continue divesting a substantial portion of our marketable securities portfolio, including our equity securities and fund shares. The recorded values of our marketable equity securities and fund shares decreased to $564 million at December 25, 2016 from $1.7 billion at September 25, 2016. At December 25, 2016, we had no gross unrealized losses related to our marketable equity securities and fund shares. A 10% decrease in the market price of our marketable equity securities and fund shares at December 25, 2016 would have caused a decrease in the carrying amounts of these securities of $56 million.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting in the first quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.” We are also engaged in numerous other legal actions arising in the ordinary course of our business and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
ITEM 1A. RISK FACTORS
We have provided updated Risk Factors in the section labeled “Risk Factors” in “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The “Risk Factors” section provides updated information in certain areas, but we do not believe those updates have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities in the first quarter of fiscal 2017 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
September 26, 2016 to October 23, 2016	1,307	$65.70	1,307	$2,900
October 24, 2016 to November 20, 2016	1,770	67.40	1,770	2,781
November 21, 2016 to December 25, 2016	3,570	66.78	3,570	2,543
Total	6,647		6,647

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)
On March 9, 2015, we announced a repurchase program authorizing us to repurchase up to $15 billion of our common stock. At December 25, 2016, $2.5 billion remained authorized for repurchase. The stock repurchase program has no expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
2.2	Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (2)	8-K	000-19528/ 161339867	1/13/2016	2.1
2.3
Amendment #1, dated December 20, 2016, to Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (2)
						X
2.4
Amendment #2, dated January 19, 2017, to Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (2)
						X
2.5	Purchase Agreement dated as of October 27, 2016 by and between Qualcomm River Holdings, B.V. and NXP Semiconductors N.V. (2)	8-K	000-19528/ 161956228	10/27/2016	2.1
3.1	Restated Certificate of Incorporation, as amended.	10-Q	000-19528/ 161775595	7/20/2016	3.1
3.2	Amended and Restated Bylaws.	8-K	000-19528/ 161769723	7/15/2016	3.2
4.1	Indenture, dated May 20, 2015, between the Company and U.S. Bank National Association, as trustee.	8-K	000-19528/ 15880967	5/21/2015	4.1
4.2	Officers’ Certificate, dated May 20, 2015, for the Floating Rate Notes due 2018, the Floating Rate Notes due 2020, the 1.400% Notes due 2018, the 2.250% Notes due 2020, the 3.000% Notes due 2022, the 3.450% Notes due 2025, the 4.650% Notes due 2035 and the 4.800% Notes due 2045.	8-K	000-19528/ 15880967	5/21/2015	4.2
4.3	Form of Floating Rate Notes due 2018.	8-K	000-19528/ 15880967	5/21/2015	4.3
4.4	Form of Floating Rate Notes due 2020.	8-K	000-19528/ 15880967	5/21/2015	4.4
4.5	Form of 1.400% Notes due 2018.	8-K	000-19528/ 15880967	5/21/2015	4.5
4.6	Form of 2.250% Notes due 2020.	8-K	000-19528/ 15880967	5/21/2015	4.6
4.7	Form of 3.000% Notes due 2022.	8-K	000-19528/ 15880967	5/21/2015	4.7
4.8	Form of 3.450% Notes due 2025.	8-K	000-19528/ 15880967	5/21/2015	4.8
4.9	Form of 4.650% Notes due 2035.	8-K	000-19528/ 15880967	5/21/2015	4.9
4.10	Form of 4.800% Notes due 2045.	8-K	000-19528/ 15880967	5/21/2015	4.10
10.35	Qualcomm Incorporated 2017 Director Compensation Plan (1)	8-K	000-19528/ 161931217	10/11/2016	99.1
10.39	Letter Agreement, dated as of October 27, 2016, by and between QUALCOMM Incorporated and Qualcomm River Holdings B.V.	8-K	000-19528/ 161956228	10/27/2016	10.1
10.40	Credit Agreement among QUALCOMM Incorporated, the lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent, dated as of November 8, 2016.	8-K	000-19528/ 161985209	11/9/2016	10.1
10.41	Amended and Restated Credit Agreement among QUALCOMM Incorporated, the lenders party thereto and Bank of America, N.A., as Administrative Agent, dated as of November 8, 2016.	8-K	000-19528/ 161985209	11/9/2016	10.2
10.42	Letter of Credit and Reimbursement Agreement between Qualcomm River Holdings B.V. and Mizuho Bank, Ltd., dated as of November 22, 2016.	8-K	000-19528/ 162023573	11/29/2016	10.1
10.43	First Amendment to Letter of Credit and Reimbursement Agreement between Qualcomm River Holdings B.V. and Mizuho Bank, Ltd., dated as of November 23, 2016.	8-K	000-19528/ 162023573	11/29/2016	10.2
10.44	Continuing Agreement for Standby Letters of Credit between Qualcomm River Holdings B.V. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated as of November 22, 2016.	8-K	000-19528/ 162023573	11/29/2016	10.3
10.45	Reimbursement and Security Agreement between Qualcomm River Holdings B.V. and Sumitomo Mitsui Banking Corporation, dated as of November 22, 2016.	8-K	000-19528/ 162023573	11/29/2016	10.4
10.46	Letter of Credit Application by QUALCOMM Incorporated to Bank of America, N.A., dated as of November 23, 2016.	8-K	000-19528/ 162023573	11/29/2016	10.5
10.47	Form of 2017 Annual Cash Incentive Plan Performance Unit Agreement (1)					X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steve Mollenkopf.					X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George S. Davis.					X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Steve Mollenkopf.					X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for George S. Davis.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.					X

(1) Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 15 (a).
(2) The Company shall furnish supplementally a copy of any omitted schedule to the Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
/s/ George S. Davis
George S. Davis
Executive Vice President and Chief Financial Officer

Dated: January 25, 2017