Form 10-Q
period 2017-03-26
QUALCOMM INC/DE
filed 2017-04-19
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 17, 2017, was as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,477,436,517

QUALCOMM INCORPORATED
Form 10-Q
For the Quarter Ended March 26, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 26, 2017	September 25, 2016
ASSETS
Current assets:
Cash and cash equivalents	$7,124	$5,946
Marketable securities	2,858	12,702
Accounts receivable, net	4,201	2,219
Inventories	2,066	1,556
Other current assets	659	558
Total current assets	16,908	22,981
Marketable securities	18,876	13,702
Deferred tax assets	2,458	2,030
Property, plant and equipment, net	3,065	2,306
Goodwill	6,497	5,679
Other intangible assets, net	4,084	3,500
Other assets	4,191	2,161
Total assets	$56,079	$52,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,289	$1,858
Payroll and other benefits related liabilities	895	934
Unearned revenues	513	509
Short-term debt	1,998	1,749
Other current liabilities	5,450	2,261
Total current liabilities	10,145	7,311
Unearned revenues	2,220	2,377
Long-term debt	9,939	10,008
Other liabilities	2,441	895
Total liabilities	24,745	20,591

Commitments and contingencies (Note 6)

Stockholders’ equity:
Qualcomm stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,477 and 1,476 shares issued and outstanding, respectively	346	414
Retained earnings	30,768	30,936
Accumulated other comprehensive income	230	428
Total Qualcomm stockholders’ equity	31,344	31,778
Noncontrolling interests	(10)	(10)
Total stockholders’ equity	31,334	31,768
Total liabilities and stockholders’ equity	$56,079	$52,359

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
Revenues:
Equipment and services	$3,689	$3,349	$7,828	$7,436
Licensing	1,327	2,202	3,187	3,890
Total revenues	5,016	5,551	11,015	11,326
Costs and expenses:
Cost of revenues	2,208	2,141	4,651	4,675
Research and development	1,386	1,301	2,697	2,653
Selling, general and administrative	615	619	1,206	1,198
Other (Note 2)	78	75	954	(299)
Total costs and expenses	4,287	4,136	9,508	8,227
Operating income	729	1,415	1,507	3,099
Interest expense	(107)	(72)	(197)	(145)
Investment income, net (Note 2)	235	127	417	226
Income before income taxes	857	1,470	1,727	3,180
Income tax expense	(108)	(306)	(296)	(520)
Net income	749	1,164	1,431	2,660
Net loss attributable to noncontrolling interests	—	—	—	2
Net income attributable to Qualcomm	$749	$1,164	$1,431	$2,662

Basic earnings per share attributable to Qualcomm	$0.51	$0.78	$0.97	$1.78
Diluted earnings per share attributable to Qualcomm	$0.50	$0.78	$0.96	$1.77
Shares used in per share calculations:
Basic	1,477	1,487	1,478	1,495
Diluted	1,489	1,498	1,492	1,507

Dividends per share announced	$0.53	$0.48	$1.06	$0.96

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
Net income	$749	$1,164	$1,431	$2,660
Other comprehensive income (loss), net of income taxes:
Foreign currency translation gains (losses)	16	3	(10)	(11)
Reclassification of foreign currency translation losses included in net income	—	5	—	6
Noncredit other-than-temporary impairment losses related to certain available-for-sale debt securities and subsequent changes in fair value	—	(24)	6	(51)
Reclassification of net other-than-temporary losses on available-for-sale securities included in net income	2	54	81	101
Net unrealized gains (losses) on other available-for-sale securities	69	67	(141)	(41)
Reclassification of net realized gains on available-for-sale securities included in net income	(37)	(15)	(129)	(40)
Net unrealized losses on derivative instruments	(5)	—	(3)	—
Reclassification of net realized (gains) losses on derivative instruments	(2)	1	(2)	1
Total other comprehensive income (loss)	43	91	(198)	(35)
Total comprehensive income	792	1,255	1,233	2,625
Comprehensive loss attributable to noncontrolling interests	—	—	—	2
Comprehensive income attributable to Qualcomm	$792	$1,255	$1,233	$2,627

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	March 26, 2017	March 27, 2016
Operating Activities:
Net income	$1,431	$2,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	671	736
Indefinite and long-lived asset impairment charges	34	47
Income tax provision less than income tax payments	(230)	(189)
Gain on sale of wireless spectrum	—	(380)
Non-cash portion of share-based compensation expense	485	494
Incremental tax benefits from share-based compensation	(37)	(2)
Net realized gains on marketable securities and other investments	(236)	(73)
Impairment losses on marketable securities and other investments	148	106
Other items, net	97	47
Changes in assets and liabilities:
Accounts receivable, net	(1,691)	254
Inventories	(245)	79
Other assets	107	121
Trade accounts payable	(677)	137
Payroll, benefits and other liabilities	2,417	(610)
Unearned revenues	(80)	49
Net cash provided by operating activities	2,194	3,476
Investing Activities:
Capital expenditures	(251)	(253)
Purchases of available-for-sale marketable securities	(8,802)	(7,775)
Proceeds from sales and maturities of available-for-sale marketable securities	13,146	5,806
Purchases of trading securities	—	(177)
Proceeds from sales and maturities of trading securities	—	756
Proceeds from sales of other marketable securities	—	450
Deposits of investments designated as collateral	(2,000)	—
Acquisitions and other investments, net of cash acquired	(1,382)	(623)
Proceeds from sale of wireless spectrum	—	232
Other items, net	49	149
Net cash provided (used) by investing activities	760	(1,435)
Financing Activities:
Proceeds from short-term debt	5,113	4,328
Repayment of short-term debt	(4,864)	(3,380)
Proceeds from issuance of common stock	290	271
Repurchases and retirements of common stock	(727)	(3,598)
Dividends paid	(1,567)	(1,427)
Incremental tax benefits from share-based compensation	37	2
Other items, net	(52)	(18)
Net cash used by financing activities	(1,770)	(3,822)
Effect of exchange rate changes on cash and cash equivalents	(6)	(4)
Net increase (decrease) in cash and cash equivalents	1,178	(1,785)
Cash and cash equivalents at beginning of period	5,946	7,560
Cash and cash equivalents at end of period	$7,124	$5,775
See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation
Financial Statement Preparation. These condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (collectively with its subsidiaries, the Company or Qualcomm) in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2016. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three-month and six-month periods ended March 26, 2017 and March 27, 2016 included 13 weeks and 26 weeks, respectively.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
Earnings Per Common Share. Basic earnings per common share are computed by dividing net income attributable to Qualcomm by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share are computed by dividing net income attributable to Qualcomm by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. The dilutive common share equivalents, calculated using the treasury stock method, in the three and six months ended March 26, 2017 were 11,284,000 and 14,156,000, respectively, and in the three and six months ended March 27, 2016 were 10,734,000 and 12,582,000, respectively. Shares of common stock equivalents outstanding that were not included in the computation of diluted earnings per common share, because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period, were 10,823,000 and 5,443,000 in the three and six months ended March 26, 2017, respectively, and 6,899,000 and 4,036,000 in the three and six months ended March 27, 2016, respectively.
Share-Based Compensation. Total share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

	Three Months Ended		Six Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
Cost of equipment and services revenues	$10	$10	$20	$20
Research and development	155	161	308	326
Selling, general and administrative	81	76	157	148
Share-based compensation expense before income taxes	246	247	485	494
Related income tax benefit	(36)	(27)	(84)	(87)
	$210	$220	$401	$407
At March 26, 2017, total unrecognized compensation expense related to nonvested restricted stock units granted prior to that date was $1.3 billion, which is expected to be recognized over a weighted-average period of 1.9 years.
Recent Accounting Pronouncements. In May 2014, the FASB issued new guidance related to revenue recognition, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue as control of goods or services transfers to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. It defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The new guidance will be effective for the Company starting in the first quarter of fiscal 2019. Adoption one year early is permitted. Two methods of adoption are permitted: (a) full retrospective adoption, meaning the standard is applied to all periods presented or (b) modified retrospective adoption, meaning the cumulative effect of applying the new guidance is recognized as an adjustment to the opening retained earnings balance. The Company does not intend to adopt the

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

new guidance early. The Company currently expects the adoption of this new guidance to most significantly impact its licensing business. Specifically, the Company expects a change in the timing of revenues recognized from sales-based royalties. The Company currently recognizes sales-based royalties as revenues in the period in which such royalties are reported by licensees, which is after the conclusion of the quarter in which the licensees’ sales occur. Under the new guidance, the Company will be required to estimate and recognize sales-based royalties in the period in which the associated sales occur, resulting in an acceleration of revenue recognition compared to the current method. Upon adoption of the new guidance, licenses to use portions of the Company’s intellectual property portfolio will be considered one performance obligation, and license fees will be recognized as revenues on a straight-line basis over the term of the license agreement. The Company currently accounts for customer incentive arrangements in its licensing and chip businesses, including volume-related and other pricing rebates or cost reimbursements for marketing and other activities involving certain of the Company’s products and technologies, based on the maximum potential liability. Under the new guidance, the Company expects to estimate the amount of the customer incentive. The Company does not otherwise expect the adoption of the new guidance will have a material impact on its businesses and is in the process of determining the adoption method.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2. Composition of Certain Financial Statement Items

Accounts Receivable (in millions)
	March 26, 2017	September 25, 2016
Trade, net of allowances for doubtful accounts of $1 and $1, respectively	$4,177	$2,194
Long-term contracts	12	20
Other	12	5
	$4,201	$2,219
Approximately half of the increase in accounts receivable was due to the underpayment of royalties reported by and deemed collectible from certain of the Company’s licensees that manufacture products for Apple. This same amount is recorded in customer-related liabilities for Apple, since the Company does not have the contractual right to offset these amounts. The remaining increase in accounts receivable resulted from the timing of the collection of payments from certain of the Company’s other licensees, the acquisition of receivables in connection with the RF360 Holdings joint venture (Note 8) and the timing of integrated circuit shipments.

Inventories (in millions)
	March 26, 2017	September 25, 2016
Raw materials	$73	$1
Work-in-process	1,018	847
Finished goods	975	708
	$2,066	$1,556

Other Current Liabilities (in millions)
	March 26, 2017	September 25, 2016
Customer incentives and other customer-related liabilities	$2,665	$1,710
Accrual for BlackBerry arbitration decision (Note 6)	974	—
Accrual for KFTC decision (Note 6)	921	—
Other	890	551
	$5,450	$2,261
Other Income, Costs and Expenses. Other expenses in the three months ended March 26, 2017 consisted of $53 million in foreign currency losses related to the fine imposed by the Korea Fair Trade Commission (KFTC), which was accrued in the first quarter of fiscal 2017 (Note 6), and $25 million in restructuring and restructuring-related charges related to the Company’s Strategic Realignment Plan, which was substantially implemented in fiscal 2016. Other expenses in the six months ended March 26, 2017 consisted of a $921 million charge related to the KFTC fine, including related foreign currency losses, and $33 million in restructuring and restructuring-related charges related to the Company’s Strategic Realignment Plan.
Other expenses in the three months ended March 27, 2016 consisted of restructuring and restructuring-related charges related to the Company’s Strategic Realignment Plan. Other income in the six months ended March 27, 2016 included a gain of $380 million on the sale of wireless spectrum in the United Kingdom that was held by the QSI (Qualcomm Strategic Initiative) segment in the first quarter of fiscal 2016 for $232 million in cash and $275 million in deferred payments due in 2020 to 2023, which were recorded at their present values in other assets. Other income in the six months ended March 27, 2016 also included $129 million in restructuring and restructuring-related charges, which were partially offset by a $48 million gain on the sale of the Company’s business that provided augmented reality applications, both of which related to the Company’s Strategic Realignment Plan.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investment Income, Net (in millions)
	Three Months Ended		Six Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
Interest and dividend income	$153	$158	$320	$295
Net realized gains on marketable securities	67	1	206	43
Net realized gains on other investments	21	23	30	30
Impairment losses on marketable securities	(3)	(41)	(125)	(90)
Impairment losses on other investments	(2)	(2)	(23)	(16)
Equity in net losses of investees	(14)	(11)	(11)	(31)
Net gains (losses) on derivative investments	13	(1)	20	(5)
	$235	$127	$417	$226

Note 3. Income Taxes
The Company estimates its annual effective income tax rate to be approximately 17% for fiscal 2017, which is equal to its 17% effective income tax rate for fiscal 2016. Tax benefits from foreign income taxed at rates lower than rates in the United States are expected to be approximately 21% in fiscal 2017, compared to 16% in fiscal 2016. In the six months ended March 26, 2017, the Company recorded a charge of $921 million related to the KFTC fine (Note 6), which is not deductible for tax purposes and is attributable to both the United States and a foreign jurisdiction. The estimated annual effective tax rate of 17% for fiscal 2017 also reflects the increase in the Company’s Singapore tax rate as a result of the expiration of its tax exemption in March 2017, which is partially offset by tax benefits resulting from the increase in the Singapore tax rate that will be in effect when certain deferred tax assets are scheduled to reverse. The annual effective tax rate of 17% for fiscal 2016 reflected a $101 million tax benefit recorded discretely in the third quarter of fiscal 2016 resulting from a worthless stock deduction on a domestic subsidiary of one of the Company’s former display businesses and a $79 million benefit recorded discretely in the first quarter of fiscal 2016 related to fiscal 2015 resulting from the retroactive and permanent reinstatement of the United States federal research and development tax credit.
The effective tax rate of 13% for the second quarter of fiscal 2017 was less than the estimated annual effective tax rate of 17% primarily resulting from the reduction to the Company’s United States revenues related to the BlackBerry arbitration decision (Note 6).
Unrecognized tax benefits were $279 million and $271 million at March 26, 2017 and September 25, 2016, respectively. The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits at March 26, 2017 may increase or decrease in the next 12 months.
Note 4. Stockholders’ Equity
Changes in stockholders’ equity in the six months ended March 26, 2017 were as follows (in millions):

	Qualcomm Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at September 25, 2016	$31,778	$(10)	$31,768
Net income	1,431	—	1,431
Other comprehensive loss	(198)	—	(198)
Common stock issued under employee benefit plans and related tax benefits	320	—	320
Share-based compensation	515	—	515
Tax withholdings related to vesting of share-based payments	(175)	—	(175)
Dividends	(1,599)	—	(1,599)
Stock repurchases	(727)	—	(727)
Other	(1)	—	(1)
Balance at March 26, 2017	$31,344	$(10)	$31,334

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated Other Comprehensive Income. Changes in the components of accumulated other comprehensive income, net of income taxes, in Qualcomm stockholders’ equity in the six months ended March 26, 2017 were as follows (in millions):

	Foreign Currency Translation Adjustment	Noncredit Other-than-Temporary Impairment Losses and Subsequent Changes in Fair Value for Certain Available-for-Sale Debt Securities	Net Unrealized Gain (Loss) on Other Available-for-Sale Securities	Net Unrealized Gain (Loss) on Derivative Instruments	Total Accumulated Other Comprehensive Income
Balance at September 25, 2016	$(161)	$6	$532	$51	$428
Other comprehensive (loss) income before reclassifications	(10)	6	(141)	(3)	(148)
Reclassifications from accumulated other comprehensive income (loss)	—	11	(59)	(2)	(50)
Other comprehensive (loss) income	(10)	17	(200)	(5)	(198)
Balance at March 26, 2017	$(171)	$23	$332	$46	$230
Reclassifications from accumulated other comprehensive income related to available-for-sale securities of $35 million and $48 million in the three and six months ended March 26, 2017, respectively, and $11 million and $18 million in the three and six months ended March 27, 2016, respectively, were recorded in investment income, net (Note 2). Reclassifications from accumulated other comprehensive income related to foreign currency translation losses were negligible in the three and six months ended March 27, 2016 and were recorded in selling, general and administrative expenses and other operating expenses.
Stock Repurchase Program. On March 9, 2015, the Company announced a stock repurchase program authorizing it to repurchase up to $15 billion of the Company’s common stock. The stock repurchase program has no expiration date. In the six months ended March 26, 2017 and March 27, 2016, the Company repurchased and retired 11,488,000 and 68,335,000 shares for $727 million and $3.6 billion, respectively, before commissions. At March 26, 2017, $2.3 billion remained authorized for repurchase under the Company’s stock repurchase program.
Dividends. On March 7, 2017, the Company announced a 7.5% increase in its quarterly cash dividend from $0.53 to $0.57 per share of common stock, which is effective for dividends payable after March 22, 2017. On April 12, 2017, the Company announced a cash dividend of $0.57 per share on the Company’s common stock, payable on June 21, 2017 to stockholders of record as of the close of business on May 31, 2017. In the six months ended March 26, 2017 and March 27, 2016, dividends charged to retained earnings were as follows (in millions, except per share data):

	2017		2016
	Per Share	Total	Per Share	Total
First quarter	$0.53	$801	$0.48	$730
Second quarter	0.53	798	0.48	726
	$1.06	$1,599	$0.96	$1,456
Note 5. Debt
Revolving Credit Facility. In November 2016, the Company amended and restated its existing Revolving Credit Facility that provides for unsecured revolving facility loans, swing line loans and letters of credit (Amended and Restated Revolving Credit Facility) to increase the aggregate amount available to $5.0 billion, of which $530 million and $4.47 billion will expire in February 2020 and November 2021, respectively. The Company had not previously borrowed any funds under the existing Revolving Credit Facility. Proceeds from the Amended and Restated Revolving Credit Facility are expected to be used for general corporate purposes. Loans under the Amended and Restated Revolving Credit Facility will bear interest, at the option of the Company, at either the reserve-adjusted Eurocurrency Rate (determined in accordance with the Amended and Restated Revolving Credit Facility) or the Base Rate (determined in accordance with the Amended and Restated Revolving Credit

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Facility), in each case plus an applicable margin based on the Company’s long-term unsecured senior, non-credit enhanced debt ratings. The initial margins over the reserve-adjusted Eurocurrency Rate and the Base Rate will be 0.70% and 0.00% per annum, respectively. The Amended and Restated Revolving Credit Facility has a facility fee, which initially accrues at a rate of 0.05% per annum. At March 26, 2017, the Company had not borrowed any funds under the Amended and Restated Revolving Credit Facility.
Commercial Paper Program. The Company has an unsecured commercial paper program, which provides for the issuance of up to $5.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. Maturities of commercial paper can range from 1 day to up to 397 days. At March 26, 2017 and September 25, 2016, the Company had $2.0 billion and $1.7 billion, respectively, of outstanding commercial paper recorded as short-term debt with weighted-average interest rates of 0.82% and 0.52%, respectively, which included fees paid to the commercial paper dealers and weighted-average remaining days to maturity of 39 days and 36 days, respectively. The carrying value of the outstanding commercial paper approximated its estimated fair value at March 26, 2017 and September 25, 2016.
Bridge Loan Facility. In October 2016, the Company entered into commitment letters pursuant to which the Company received commitments for senior unsecured bridge facility loans in an aggregate principal amount up to $13.6 billion (Bridge Loan Facility). Subsequently, the commitments available under the Bridge Loan Facility were reduced to $7.1 billion upon the Company entering into a $4.0 billion Term Loan Facility, described below, and the sale of certain assets by NXP Semiconductors N.V. for estimated net cash proceeds of $2.5 billion in February 2017. Proceeds from the Bridge Loan Facility, if drawn, will be used to finance, in part, the proposed acquisition of NXP by Qualcomm River Holdings B.V., a wholly owned subsidiary of the Company (Qualcomm River Holdings) (Note 8). Loans under the Bridge Loan Facility will only be available on the closing date of the proposed acquisition of NXP. The commitments available under the Bridge Loan Facility will be reduced on a dollar-for-dollar basis by the net cash proceeds of certain issuances of debt or equity securities and the incurrence of certain indebtedness by the Company, and the sales of certain assets by the Company. Commitments under the Bridge Loan Facility will expire on the first to occur of (i) the consummation of the proposed acquisition of NXP without using loans under the Bridge Loan Facility, (ii) the termination of Qualcomm River Holdings’s obligation to consummate the proposed acquisition of NXP and (iii) October 27, 2017 (unless such date is extended in accordance with the NXP purchase agreement).
Loans drawn under the Bridge Loan Facility will mature 364 days after the date on which the Bridge Loan Facility is funded and will bear interest at either the reserve-adjusted Eurodollar Rate (determined in accordance with the Bridge Loan Facility) or the Base Rate (determined in accordance with the Bridge Loan Facility), in each case plus an applicable margin based on the Company’s long-term unsecured senior, non-credit enhanced debt ratings. The initial margins over the reserve-adjusted Eurodollar Rate and the Base Rate will be 0.75% and 0.00% per annum, respectively, and will adjust 90 days, 180 days and 270 days after the Bridge Loan Facility is funded to 1.00% and 0.00%, respectively, 1.25% and 0.25%, respectively, and 1.50% and 0.50%, respectively. Loans outstanding under the Bridge Loan Facility will also incur duration fees equal to 0.50%, 0.75% and 1.00% of the outstanding principal amount of Bridge Loan Facility loans on the dates that are 90 days, 180 days and 270 days after the funding date, respectively. The Bridge Loan Facility also has a ticking fee, which initially accrues at a rate of 0.05% per annum commencing on December 26, 2016. At March 26, 2017, no amounts were outstanding under the Bridge Loan Facility.
Term Loan Facility. In November 2016, the Company entered into a Credit Agreement that provides for senior unsecured delayed-draw term facility loans in an aggregate amount of $4.0 billion (Term Loan Facility). Proceeds from the Term Loan Facility, if drawn, will be used to finance the proposed acquisition of NXP. Commitments under the Term Loan Facility will expire on the first to occur of (i) the consummation of the proposed acquisition of NXP without using loans under the Term Loan Facility, (ii) the termination of Qualcomm River Holdings’s obligation to consummate the proposed acquisition of NXP and (iii) October 27, 2017 (unless such date is extended in accordance with the NXP purchase agreement). Loans under the Term Loan Facility will mature on the third anniversary of the date on which they are funded and will bear interest at either the reserve-adjusted Eurocurrency Rate (determined in accordance with the Term Loan Facility) or the Base Rate (determined in accordance with the Term Loan Facility), in each case plus an applicable margin based on the Company’s long-term unsecured senior, non-credit enhanced debt ratings. The initial margins over the reserve-adjusted Eurocurrency Rate and the Base Rate will be 0.875% and 0.00% per annum, respectively. The Term Loan Facility has a ticking fee, which initially accrues at a rate of 0.05% per annum commencing on December 26, 2016. At March 26, 2017, the Company had not borrowed any funds under the Term Loan Facility.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term Debt. The following table provides a summary of the Company’s long-term debt (in millions except percentages):

	March 26, 2017		September 25, 2016
	Amount	Effective Rate	Amount	Effective Rate
Floating-rate notes due May 18, 2018	$250	1.38%	$250	1.14%
Floating-rate notes due May 20, 2020	250	1.66%	250	1.42%
Fixed-rate 1.40% notes due May 18, 2018	1,250	1.59%	1,250	0.93%
Fixed-rate 2.25% notes due May 20, 2020	1,750	2.10%	1,750	1.69%
Fixed-rate 3.00% notes due May 20, 2022	2,000	2.58%	2,000	2.04%
Fixed-rate 3.45% notes due May 20, 2025	2,000	3.46%	2,000	3.46%
Fixed-rate 4.65% notes due May 20, 2035	1,000	4.74%	1,000	4.74%
Fixed-rate 4.80% notes due May 20, 2045	1,500	4.71%	1,500	4.71%
Total principal	10,000		10,000
Unamortized discount, including debt issuance costs	(53)		(57)
Hedge accounting fair value adjustments	(8)		65
Total long-term debt	$9,939		$10,008
The interest rate on the floating rate notes due in 2018 and 2020 for a particular interest period will be a per annum rate equal to three-month LIBOR as determined on the interest determination date plus 0.27% and 0.55%, respectively. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes. The Company may redeem the fixed-rate notes at any time in whole, or from time to time in part, at specified make-whole premiums as defined in the applicable form of note. The Company may not redeem the floating-rate notes prior to maturity. The Company is not subject to any financial covenants under the notes nor any covenants that would prohibit the Company from incurring additional indebtedness ranking equal to the notes, paying dividends, issuing securities or repurchasing securities issued by it or its subsidiaries. At March 26, 2017 and September 25, 2016, the aggregate fair value of the notes, based on Level 2 inputs, was approximately $10.1 billion and $10.6 billion, respectively.
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
The effective interest rates for the notes include the interest on the notes, amortization of the discount, which includes debt issuance costs, and if applicable, adjustments related to hedging. Cash interest paid related to the Company’s commercial paper program and long-term debt, net of cash received from the related interest rate swaps, was $150 million and $137 million in the six months ended March 26, 2017 and March 27, 2016.
Debt Covenants. The Amended and Restated Revolving Credit Facility, the Bridge Loan Facility and the Term Loan Facility require, and the prior Revolving Credit Facility required, that the Company comply with certain covenants, including one financial covenant to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization to consolidated interest expense, as defined in each of the respective agreements, of not less than three to one at the end of each fiscal quarter. At March 26, 2017 and September 25, 2016, the Company was in compliance with the applicable covenants under each facility outstanding at such time.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
On December 14, 2015, ParkerVision filed another complaint against the Company in the United States District Court for the Middle District of Florida alleging patent infringement. Apple Inc., Samsung Electronics Co., LTD., Samsung Electronics America, Inc., Samsung Telecommunications America, LLC, Samsung Semiconductor, Inc., LG Electronics, Inc., LG Electronics U.S.A., Inc. and LG Electronics MobileComm U.S.A., Inc. were also named defendants. The complaint asserts that certain of the Company’s products infringe four additional ParkerVision patents and seeks damages and other relief. On December 15, 2015, ParkerVision filed a complaint with the ITC pursuant to Section 337 of the Tariff Act of 1930 against the same parties asserting the same four patents. The complaint seeks an exclusion order barring the importation of products that use either of two Company transceivers or one Samsung transceiver and a cease and desist order preventing the Company and the other defendants from carrying out commercial activities within the United States related to such products. On January 13, 2016, the Company served its answer to the District Court complaint. On January 15, 2016, the ITC instituted an investigation. The District Court case was stayed on February 12, 2016 pending completion of the ITC investigation. Subsequently, ParkerVision announced that it had reached a settlement with Samsung which dismissed the Samsung entities from the ITC investigation and related District Court case. On February 2, 2017, the ITC granted ParkerVision’s motion to drop all but one patent and one accused product from the ITC investigation. On March 12, 2017, one day before the ITC hearing was scheduled to begin, ParkerVision moved to withdraw its ITC complaint in its entirety. The Company and the other defendants did not oppose the withdrawal of the complaint. The ITC is expected to formally close the investigation in the coming weeks. ParkerVision has asserted in public statements that it plans to proceed with the related District Court case once the stay is lifted.
The Company believes ParkerVision’s claims are without merit.
BlackBerry Limited (BlackBerry) Arbitration: On April 20, 2016, the Company and BlackBerry entered into an agreement to arbitrate BlackBerry’s allegation that it overpaid royalties on certain past sales of subscriber units based on the alleged effect of specific provisions in its license agreement. The arbitration hearing was held during the week of February 27, 2017 by a three-judge panel under the rules of the Judicial Arbitration and Mediation Services in San Diego, California. On April 11, 2017, the panel provided its decision, finding that the Company must pay to BlackBerry $815 million, plus interest at a rate of 10% from June 2015. The decision was limited to prepayment provisions unique to BlackBerry’s license agreement with the Company and has no impact on agreements with any other licensee. The decision is binding and is not subject to appeal. BlackBerry is also entitled to recover its reasonable attorneys’ fees to be determined by the panel. A hearing regarding attorneys’ fees is scheduled for May 30, 2017. As a result, the Company recorded a reduction to licensing revenues of $974 million in the second quarter of fiscal 2017.
QUALCOMM Incorporated v. Meizu Technology Co., Ltd. et al: On June 23, 2016 and June 29, 2016, the Company filed a series of actions against Meizu Technology Co., Ltd., aka Zhuhai Meizu Technology Co., Ltd. (Meizu) and certain of its distributors in the Intellectual Property Courts in Beijing and Shanghai (China). The first complaint, filed in Beijing on June 23, 2016, requested rulings that the terms of a patent license offered by the Company to Meizu comply with China’s Anti-Monopoly Law and the Company’s applicable fair, reasonable and non-discriminatory licensing commitment. The complaint also sought a ruling that the offered patent license terms should form the basis for a patent license with Meizu for the Company’s fundamental mobile device technologies patented in China, including those relating to 3G (WCDMA and CDMA2000) and 4G (LTE) wireless communications standards, and sought damages for Meizu’s past use of the Company’s patented inventions. On June 29, 2016, the Company filed patent infringement complaints in the Intellectual Property Courts in Beijing and Shanghai alleging infringement of 17 patents by Meizu. The patent infringement actions concerned a broad range of features and technologies used in smartphones, including features relating to 3G (WCDMA and CDMA2000) and 4G (LTE) wireless communications standards, and sought to enjoin Meizu from manufacturing, selling and offering for sale mobile devices that infringe the asserted patents. Meizu also filed actions before China’s Patent Reexamination Board challenging the validity of each of the asserted patents.
On October 14, 2016, the Company filed patent infringement complaints against Meizu in the United States ITC and the Mannheim Regional Court in Germany. The ITC complaint sought an exclusion order enjoining Meizu and certain of its distributors from the importation, sale for importation and sale after importation of Meizu mobile devices that infringe certain

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of the Company’s patents related to semiconductor, radio frequency and digital camera technologies. The German complaint sought damages and to enjoin Meizu from offering, putting into circulation, using, possessing or importing into Germany mobile devices that infringe one of the Company’s patents related to wireless messaging technology. On the same day, the Company also initiated a seizure action in France pursuant to orders from the Paris District Court to obtain evidence for a possible future infringement action in that country.
On December 26, 2016, the Company and Meizu entered into several agreements whereby the Company granted Meizu a worldwide royalty-bearing patent license to develop, manufacture and sell CDMA2000, WCDMA and 4G LTE (including “3-mode” GSM, TD-SCDMA and LTE-TDD) complete devices. These agreements resolved all of the patent disputes between the Company and Meizu in China, Germany, France and the United States. Accordingly, the Company and Meizu took appropriate steps to terminate or withdraw the foregoing complaints and actions, which had all been formally dismissed by the respective tribunals as of March 14, 2017.
Apple Inc. (Apple) v. Qualcomm Incorporated: On January 20, 2017, Apple filed a complaint against the Company in the United States District Court for the Southern District of California seeking declarations with respect to several of the Company’s patents and alleging that the Company breached certain agreements and violated federal antitrust and California state unfair competition laws. In particular, Apple seeks declaratory judgments of non-infringement by Apple of nine of the Company’s patents, or in the alternative, a declaration of royalties Apple must pay for the patents. Apple further seeks a declaration that the Company’s sale of baseband chipsets exhausts the Company’s patent rights for patents embodied in those chipsets. Separately, Apple seeks to enjoin the Company from seeking excessive royalties from Apple and to disgorge royalties paid by Apple’s contract manufacturers that the court finds were not fair, reasonable and non-discriminatory (FRAND). Apple also claims that the Company’s refusal to make certain payments to Apple under a Business Cooperation and Patent Agreement (Cooperation Agreement) constitutes a breach of contract in violation of California law and seeks damages in the amount of the unpaid payments, alleged to be approximately $1 billion. In addition, Apple claims that the Company has refused to deal with competitors in contravention of the Company’s agreements with applicable standard setting organizations, has used its market position to impose contractual obligations on Apple that prevented Apple from challenging the Company’s licensing practices, has tied the purchase of the Company’s CDMA-enabled and premium LTE-enabled chipsets to licensing certain of the Company’s patents and has required Apple to purchase baseband chipsets exclusively from the Company as a condition of the Company’s payment to Apple of certain rebates, in violation of Section 2 of the Sherman Act and the California Unfair Competition Law. Apple seeks injunctive relief with respect to these claims and a judgment awarding its expenses, costs and attorneys’ fees.
On April 10, 2017, the Company filed its Answer and Counterclaims in response to Apple’s complaint denying Apple’s claims and asserting claims against Apple. The counterclaims against Apple include tortious interference with the Company’s long-standing Subscriber Unit License Agreements (SULAs) with third-party contract manufacturers of Apple devices, causing those contract manufacturers to withhold certain royalty payments owed to the Company; breach of contract and the implied covenant of good faith and fair dealing relating to the parties’ Cooperation Agreement; unjust enrichment and declaratory relief relating to the Cooperation Agreement; breach of contract based on Apple’s failure to pay amounts owed to the Company under a Statement of Work relating to a high-speed feature of the Company’s chipsets; breach of the parties’ software agreement; and violation of California Unfair Competition Law based on (i) Apple’s falsely claiming that there was “no discernible difference” between iPhones using the Company’s chipsets and iPhones using Intel Corp.’s chipsets, and (ii) Apple’s threatening the Company to prevent it from promoting the superior performance of the Company’s own chipsets. The Company also seeks declaratory judgments that the Company has satisfied its FRAND commitments with respect to Apple, and that the Company’s SULAs with the contract manufacturers do not violate either competition law or the Company’s FRAND commitments.
On January 23, 2017, an Apple subsidiary in China filed two complaints against the Company in the Beijing Intellectual Property Court. On April 1, 2017, the court informed the Company that it had preliminarily granted an application by Apple Inc. to join the actions as a plaintiff, and Apple amended the complaints. One of the complaints alleges a violation of China’s Anti-Monopoly Law (AML complaint); the other complaint requests a determination of the terms of a patent license between the Company and Apple (FRAND complaint). In particular, the AML complaint alleges that (i) the Company has abused its dominant position in communication standard-essential patents licensing markets and certain global baseband chipset markets by charging and offering royalty terms that were excessively high; (ii) the Company refused to license certain implementers of standardized technologies, including Apple and baseband chipset manufacturers; (iii) the Company forced Apple to use only the Company’s products and services; and (iv) the Company bundled licenses to standard-essential patents with licenses to non-standard-essential patents and imposed other unreasonable or discriminatory trading terms on Apple in violation of the AML. The AML complaint seeks a decree that the Company cease the alleged abuse of dominance, as well as

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

damages in the amount of 1 billion Chinese Renminbi (approximately $145 million based on the exchange rate on March 26, 2017). The FRAND complaint makes allegations similar to the AML complaint and further alleges that the Company refused to offer licensing terms for the Company’s cellular standard-essential patents consistent with the Company’s FRAND licensing commitments and failed to provide to Apple certain information about the Company’s patents. The FRAND complaint seeks (i) a declaration that the license terms offered to Apple by the Company for its mobile communication standard essential patents are not compliant with FRAND; (ii) an order that the Company cease its actions that allegedly violate the Company’s FRAND obligations, including pricing on unfair, unreasonable and excessive terms, refusing to deal, imposing unreasonable trade conditions and failing to provide information on the Company’s patents; and (iii) a determination of FRAND-compliant license terms for the Company’s Chinese standard-essential patents. Apple also seeks its expenses in each of the cases. On March 3, 2017, the Company filed objections to the court’s jurisdiction in these cases. On April 17, 2017, the Company filed (i) new jurisdictional objections to the April 1, 2017 complaints; and (ii) opinions on Apple Inc.’s application to join the suits as a plaintiff.
On February 16, 2017, Apple and one of its Japanese subsidiaries filed three complaints against the Company in the Tokyo District Court. In the complaints, Apple seeks declaratory judgment of non-infringement by Apple of three of the Company’s patents. Apple further seeks a declaration that the Company’s patent rights with respect to those three patents are exhausted by the Company’s SULAs with the contract manufacturers of Apple’s devices as well as the Company’s sale of baseband chipsets. Finally, Apple seeks an award of fees.
On March 2, 2017, the Company learned that Apple and certain of its European subsidiaries issued a Claim Form against the Company in the UK High Court of Justice, Chancery Division, Patents Court on January 23, 2017. The Claim Form alleges several European competition law claims, including refusal to license competing chipmakers, failure to offer Apple a direct license to the Company’s standard-essential patents on FRAND terms, demanding excessive royalties for the Company’s standard-essential patents, and demanding excessive license fees for the use of the Company’s standard-essential patents in connection with chipsets purchased from the Company. Apple also seeks declarations that it is a willing licensee and that commercial activity in relation to its iPhones and iPads attributable to, implemented by, or using the Company’s chipsets does not infringe any of the Company’s patents because the Company either exhausted its patent rights or granted Apple an implied license.
The Company believes Apple’s claims in the above matters are without merit.
3226701 Canada, Inc. v. QUALCOMM Incorporated et al: On November 30, 2015, plaintiffs filed a securities class action complaint against the Company and certain of its current and former officers in the United States District Court for the Southern District of California. On April 29, 2016, plaintiffs filed an amended complaint. On January 27, 2017, the Court dismissed the amended complaint in its entirety, granting leave to amend. On March 17, 2017, plaintiffs filed a second amended complaint, alleging that the Company and certain of its current and former officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and misleading statements regarding the Company’s business outlook and product development between November 19, 2014 and July 22, 2015. The Company intends to move to dismiss that complaint. The second amended complaint seeks unspecified damages, interest, attorneys’ fees and other costs. The Company believes the plaintiffs’ claims are without merit.
Securities Class Action Lawsuits: On January 23 and 26, 2017, respectively, two securities class action complaints were filed by purported stockholders of the Company in the United States District Court for the Southern District of California against the Company and certain of its current and former officers and directors. The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with certain allegations that the Company is or was engaged in anticompetitive conduct and in connection with the Company’s internal control over financial reporting. The complaints seek unspecified damages, interest, attorneys’ fees and other costs. On March 24, 2017, four sets of plaintiffs filed motions to consolidate the actions and to be appointed lead plaintiff. The Company believes the plaintiffs’ claims are without merit.
Consumer Class Action Lawsuits: Since January 18, 2017, more than thirty consumer class action complaints have been filed against the Company in the United States District Courts for the Southern and Northern Districts of California, each on behalf of a putative class of purchasers of cellular phones and other cellular devices. Although the complaints contain certain differences, in general they all allege that the Company violated various federal and state antitrust and consumer protection laws by, among other things, refusing to license standard-essential patents to its competitors, conditioning the supply of certain of its baseband chipsets on the purchaser first agreeing to license the Company’s entire patent portfolio, entering into exclusive deals with companies including Apple Inc., and charging unreasonably high royalties that do not comply with the

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company’s commitments to standard setting organizations. The complaints further allege that the Company was unjustly enriched by the foregoing alleged conduct. The complaints seek unspecified damages, interest, attorneys’ fees and other costs, as well as an order that the Company be enjoined from further unlawful conduct. On April 5, 2017, the Judicial Panel on Multidistrict Litigation (the Judicial Panel) issued a transfer order transferring two of these cases from the Southern District of California to the Northern District of California. On April 7, 2017, the Judicial Panel issued a conditional transfer order that is expected to result in the transfer of the rest of these cases in the Southern District of California to the Northern District of California. The Company believes the plaintiffs’ claims are without merit.
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
Korea Fair Trade Commission (KFTC) Investigation: On March 17, 2015, the KFTC notified the Company that it was conducting an investigation of the Company relating to the Korean Monopoly Regulation and Fair Trade Act (MRFTA). On December 27, 2016, the KFTC announced that it had reached a decision in the investigation, finding that the Company has violated provisions of the MRFTA. On January 22, 2017, the Company received the KFTC’s formal written decision, which finds that the following conducts violate the MRFTA: (i) refusing to license, or imposing restrictions on licenses for, cellular communications standard-essential patents with competing modem chipset makers; (ii) conditioning the supply of modem chipsets to handset suppliers on their execution and performance of license agreements with the Company; and (iii) coercing agreement terms including portfolio license terms, royalty terms and free cross-grant terms in executing patent license agreements with handset makers. The KFTC’s decision orders the Company to: (i) upon request by modem chipset companies, engage in good-faith negotiations for patent license agreements, without offering unjustifiable conditions, and if necessary submit to a determination of terms by an independent third party; (ii) not demand that handset companies execute and perform under patent license agreements as a precondition for purchasing modem chips; (iii) not demand unjustifiable conditions in the Company’s license agreements with handset companies, and upon request renegotiate existing patent license agreements; and (iv) notify modem chipset companies and handset companies of the decision and order imposed on the Company and report to the KFTC new or amended agreements. According to the KFTC’s decision, the foregoing will apply to transactions between the Company and the following enterprises: (i) handset manufacturers headquartered in Korea and their affiliate companies; (ii) enterprises that sell handsets in or to Korea and their affiliate companies; (iii) enterprises that supply handsets to companies referred in (ii) above and the affiliate companies of such enterprises; (iv) modem chipset manufacturers headquartered in Korea and their affiliate companies; and (v) enterprises that supply modem chipsets to companies referred in (i), (ii) or (iii) above and the affiliate companies of such enterprises. The KFTC’s decision also imposes a fine of approximately 1.03 trillion Korean Won (approximately $927 million), which was paid on March 30, 2017. The Company believes that its business practices do not violate the MRFTA, and on February 21, 2017 filed an action in the Seoul High Court to cancel the KFTC’s decision. On the same day, the Company filed an application with the Seoul High Court to stay the decision’s remedial order pending the Seoul High Court’s final judgment on the Company’s action to cancel the KFTC’s decision. The Seoul High Court has not ruled on the Company’s action to cancel the KFTC’s decision or its application to stay the decision’s remedial order.

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
United States Federal Trade Commission (FTC) v. QUALCOMM Incorporated: On September 17, 2014, the FTC notified the Company that it was conducting an investigation of the Company relating to Section 5 of the Federal Trade Commission Act (FTCA). On January 17, 2017, the FTC filed a complaint against the Company in the United States District Court for the Northern District of California alleging that the Company engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the FTCA by conditioning the supply of baseband processors on the purchaser first agreeing to a license to the Company’s standard-essential patents, paying incentives to purchasers of baseband processors to induce them to accept certain license terms, refusing to license its standard-essential patents to the Company’s competitors and entering into alleged exclusive dealing arrangements with Apple Inc. The complaint seeks a permanent injunction against the Company’s alleged violations of the FTCA and other unspecified ancillary equitable relief. The Company filed a motion to dismiss the FTC’s complaint on April 3, 2017, which is pending. On April 19, 2017, the court set a trial date for January 4, 2019. The Company believes the FTC’s claims are without merit.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. Other than with respect to the BlackBerry Arbitration and the KFTC Investigation, the Company has not recorded any accrual at March 26, 2017 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in numerous other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.
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
Through March 26, 2017, the Company has received a number of claims from its direct and indirect customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by its products. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at March 26, 2017 associated with these indemnification arrangements based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time.
Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Obligations under these agreements at March 26, 2017 for the remainder of fiscal 2017 and for each of the subsequent four years from fiscal 2018 through 2021 were $4.0 billion, $1.2 billion, $955 million, $356 million and $117 million, respectively, and $29 million thereafter. Of these amounts, for the remainder of fiscal 2017 and for each of the subsequent four years from fiscal 2018 through 2021, commitments to purchase integrated circuit product inventories comprised $3.3 billion, $918 million, $829 million, $281 million, $76 million, respectively, and there were $28 million purchase commitments thereafter. Integrated circuit product inventory obligations represent purchase commitments for raw materials, semiconductor die, finished goods and manufacturing services, such as wafer bump, probe, assembly and final test. Under the Company’s manufacturing relationships with its foundry suppliers and assembly and test service providers, cancelation of outstanding purchase commitments is generally allowed but requires payment of costs incurred through the date of cancelation, and in some cases, incremental fees related to capacity underutilization.
Operating Leases. The Company leases certain of its land, facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 21 years and with provisions in certain leases for cost-of-living increases. Future minimum lease payments at March 26, 2017 for the remainder of fiscal 2017 and for each of the subsequent four years from fiscal 2018 through 2021 were $61 million, $107 million, $93 million, $68 million and $53 million, respectively, and $63 million thereafter.
Other Commitments. At March 26, 2017, the Company was committed to fund certain strategic investments up to $305 million. Of this amount, $73 million is expected to be funded in the remainder of fiscal 2017. The remaining commitments represent the maximum amounts that do not have fixed funding dates and/or are subject to certain conditions. Actual funding may be in lesser amounts or not at all.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company evaluates the performance of its segments based on earnings (loss) before income taxes (EBT). Segment EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. Unallocated income and charges include certain interest expense; certain net investment income; certain share-based compensation; and certain research and development expenses, selling, general and administrative expenses and other expenses or income that were deemed to be not directly related to the businesses of the segments. Additionally, unallocated charges include recognition of the step-up of inventories to fair value, amortization of certain intangible assets and certain other acquisition-related charges, third-party acquisition and integration services costs and certain other items, which may include major restructuring and restructuring-related costs, goodwill and long-lived asset impairment charges and litigation settlements and/or damages. Additionally, starting with acquisitions in the second quarter of fiscal 2017, unallocated charges include recognition of the depreciation related to the step-up of property, plant and equipment to fair value. Such changes related to acquisitions that were completed prior to the second quarter of fiscal 2017 continue to be allocated to the respective segment, and such amounts are not material. All of the costs related to the initial research of 5G technology are included in unallocated corporate research and development expenses, whereas initial costs related to the research of 3G and 4G technology were recorded in both the QCT segment and unallocated corporate research and development expenses based on the nature of the activity. Fiscal 2016 results have not been revised as such costs were incurred prior to fiscal 2014.
Segment assets are comprised of accounts receivable and inventories for all reportable segments other than QSI. QSI segment assets are comprised primarily of certain non-marketable equity instruments and other investments and a receivable from the sale of wireless spectrum in fiscal 2016 (Note 2). The increase in QCT segment assets resulted primarily from our recently formed RF360 Holdings joint venture in the second quarter of fiscal 2017 (Note 8). The increase in QTL segment assets was due to an increase in accounts receivable (Note 2). Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, intangible assets and assets of nonreportable segments.
The table below presents revenues, EBT and total assets for reportable segments (in millions):

	QCT	QTL	QSI	Reconciling Items	Total
For the three months ended
March 26, 2017
Revenues	$3,676	$2,249	$—	$(909)	$5,016
EBT	475	1,959	—	(1,577)	857
March 27, 2016
Revenues	$3,337	$2,135	$12	$67	$5,551
EBT	170	1,857	46	(603)	1,470

For the six months ended
March 26, 2017
Revenues	$7,777	$4,060	$14	$(836)	$11,015
EBT	1,199	3,492	(17)	(2,947)	1,727
March 27, 2016
Revenues	$7,433	$3,742	$21	$130	$11,326
EBT	760	3,195	405	(1,180)	3,180

Total assets
March 26, 2017	$3,969	$2,232	$1,014	$48,864	$56,079
September 25, 2016	2,995	644	910	47,810	52,359

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reconciling items in the previous table were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
Revenues
Nonreportable segments	$65	$68	$138	$132
Reduction to revenues related to BlackBerry arbitration decision	(974)	—	(974)	—
Intersegment eliminations	—	(1)	—	(2)
	$(909)	$67	$(836)	$130
EBT
Reduction to revenues related to BlackBerry arbitration decision	$(974)	$—	$(974)	$—
Unallocated cost of revenues	(119)	(115)	(213)	(266)
Unallocated research and development expenses	(277)	(186)	(546)	(402)
Unallocated selling, general and administrative expenses	(138)	(125)	(283)	(252)
Unallocated other expenses, net	(78)	(75)	(954)	(81)
Unallocated interest expense	(106)	(71)	(195)	(143)
Unallocated investment income, net	223	89	407	203
Nonreportable segments	(108)	(117)	(189)	(239)
Intersegment eliminations	—	(3)	—	—
	$(1,577)	$(603)	$(2,947)	$(1,180)
The reduction to revenues related to the BlackBerry arbitration decision (Note 6) was not allocated to QTL in the Company’s management reports because it will not be considered in evaluating segment results. Unallocated other expense in the six months ended March 26, 2017 was comprised of the fine imposed by the KFTC (Note 6) and restructuring and restructuring-related charges related to the Company’s Strategic Realignment Plan, which was substantially implemented in fiscal 2016 (Note 2). Unallocated other expense in the six months ended March 27, 2016 was comprised of net restructuring and restructuring-related charges associated with the Company’s Strategic Realignment Plan.
Unallocated acquisition-related expenses were comprised as follows (in millions):

	Three Months Ended		Six Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
Cost of revenues	$106	$105	$191	$246
Research and development expenses	12	2	14	5
Selling, general and administrative expenses	57	28	118	57
Note 8. Acquisitions
RF360 Holdings. On February 3, 2017 (the Closing Date), the Company and TDK Corporation (TDK) completed the formation of a joint venture, under the name RF360 Holdings Singapore Pte. Ltd. (RF360 Holdings), to enable delivery of radio frequency front-end (RFFE) modules and radio frequency (RF) filters into fully integrated products for mobile devices and Internet of Things (IoT) applications, among others. The joint venture is initially owned 51% by Qualcomm Global Trading Pte. Ltd. (Qualcomm Global Trading), a Singapore corporation and wholly-owned subsidiary of the Company, and 49% by EPCOS AG (EPCOS), a German wholly-owned subsidiary of TDK. Certain intellectual property, patents and filter and module design and manufacturing assets were carved out of existing TDK businesses and are owned by the joint venture, and certain assets were acquired directly by affiliates of the Company. Qualcomm Global Trading has the option to acquire (and EPCOS has an option to sell) EPCOS’s interest in the joint venture for $1.15 billion (Settlement Amount) 30 months after the Closing Date (the Put and Call Option).
EPCOS will be entitled to up to a total of $200 million in payments based on sales of RF filter functions over the three-year period after the Closing Date, which is a substitute for and in lieu of the right of EPCOS to receive any profit sharing, distributions, dividends or other payments of any kind or nature. Such contingent consideration was recorded as a liability at

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

fair value at close, with future changes in fair value recorded in earnings.
RF360 Holdings is a variable interest entity, and its results of operations and statement of financial position are included in the Company’s consolidated financial statements (on a one-month reporting lag) as the governance structure of RF360 Holdings provides the Company with the power to direct the activities of the joint venture that most significantly impact its economic performance, such as operating decisions related to research and development, manufacturing and sales and marketing of its products. Since the Put and Call Option is considered a financing of the Company’s purchase of EPCOS’s interest in RF360 Holdings, noncontrolling interest is not recorded in the Company’s consolidated financial statements. Therefore, the Put and Call Option was recorded as a liability at fair value at close and included in other noncurrent liabilities. The liability is being accreted to the Settlement Amount, with the offset recorded as interest expense. The carrying value of the Put and Call Option approximated its estimated fair value at March 26, 2017.
The total purchase price consisted of the following (in millions):

Cash paid to TDK	$1,463
Fair value of Put and Call Option	1,112
Fair value of contingent consideration and other deferred payments	492
Total purchase price	$3,067
The Company has not finalized the purchase price allocation. Accordingly, the preliminary purchase price allocation shown below could change as the fair values of the tangible and intangible assets acquired and liabilities assumed and the related income tax effects are finalized during the remainder of the measurement period (which will not exceed 12 months from the Closing Date). The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values was as follows (in millions):

Cash and cash equivalents	$306
Accounts receivable	303
Inventories	261
Intangible assets subject to amortization:
Technology-based intangible assets	738
Customer-related intangible assets	87
Marketing-related intangible assets	8
In-process research and development (IPR&D)	75
Property, plant and equipment	838
Goodwill	808
Other assets	42
Total assets	$3,466
Liabilities	(399)
$3,067
The Company recognized $808 million in goodwill related to this transaction, of which $269 million is expected to be deductible for tax purposes. The goodwill recognized was allocated to the QCT segment for annual impairment testing purposes. The goodwill is primarily attributable to the assembled workforce and synergies expected to arise after the acquisition. Each category of intangible assets acquired will be amortized on a straight-line basis over the weighted-average useful lives of seven years for technology-based intangible assets, nine years for customer-related intangible assets and one year for marketing-related intangible assets. On the acquisition date, IPR&D consisted of two projects. Upon completion, the IPR&D projects will be amortized over their useful lives of six years. The estimated fair values of the intangible assets and the property, plant and equipment acquired were primarily determined using the income approach and cost approach, respectively, both of which were based on significant inputs that were not observable.
The Company’s results of operations for the three and six months ended March 26, 2017 included the operating results of RF360 Holdings on a one-month reporting lag since the date of acquisition, the amounts of which were not material. The following table presents the unaudited pro forma results for the three and six months ended March 26, 2017 and March 27, 2016. The unaudited pro forma financial information combines the results of operations of Qualcomm and RF360 Holdings

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

as though the companies had been combined as of the beginning of fiscal 2016. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such time. The unaudited pro forma results presented below include adjustments for the step-up of inventories to fair value, amortization and depreciation of identified intangible assets and property, plant and equipment, adjustments for certain acquisition-related charges, interest expense related to the Put and Call Option and related tax effects (in millions):

	(Unaudited)
	Three Months Ended		Six Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
Revenues	$6,108	$5,799	$12,504	$11,810
Net income attributable to Qualcomm	1,481	1,182	2,236	2,651
NXP. On October 27, 2016, the Company announced a definitive agreement under which Qualcomm River Holdings, B.V. (Qualcomm River Holdings), an indirect, wholly owned subsidiary of QUALCOMM Incorporated, will acquire NXP Semiconductors N.V. Pursuant to the definitive agreement, Qualcomm River Holdings has commenced a tender offer to acquire all of the issued and outstanding common shares of NXP for $110 per share in cash, for estimated total cash consideration of $38 billion. NXP is a leader in high-performance, mixed-signal semiconductor electronics in automotive, broad-based microcontrollers, secure identification, network processing and RF power products.
The transaction is expected to close by the end of calendar 2017 and is subject to receipt of regulatory approvals in various jurisdictions and other closing conditions, including the tender of at least 80% of the issued and outstanding common shares of NXP in the offer (provided that the minimum tender threshold may be reduced to a percentage not less than 70% with the prior written consent of NXP). At an Extraordinary General Meeting of NXP’s shareholders held on January 27, 2017, NXP’s shareholders approved certain matters relating to the transaction, including the appointment of designees of Qualcomm River Holdings to NXP’s board of directors (effective upon the closing of the transaction) and certain transactions that are intended to be consummated after the completion of the tender offer. In addition, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in the United States, as amended, expired on April 3, 2017.
The tender offer is not subject to any financing condition; however, the Company intends to fund the transaction with cash held by foreign entities and new debt. As a result, the Company has secured $11.1 billion in committed financing through a $7.1 billion Bridge Loan Facility and $4.0 billion Term Loan Facility (Note 5). The Company expects to issue additional debt, including accessing the public debt markets in fiscal 2017, in lieu of drawing on the Bridge Loan Facility at close of the NXP transaction.
Qualcomm River Holdings and NXP may terminate the definitive agreement under certain circumstances. If the definitive agreement is terminated by NXP in certain circumstances, NXP will be required to pay Qualcomm River Holdings a termination fee of $1.25 billion. If the definitive agreement is terminated by Qualcomm River Holdings under certain circumstances involving the failure to obtain the required regulatory approvals or the failure of NXP to complete certain pre-closing reorganization steps in all material respects, Qualcomm River Holdings will be required to pay NXP a termination fee of $2.0 billion. In November 2016, as required by the definitive agreement, Qualcomm River Holdings entered into four letters of credit for an aggregate amount of $2.0 billion related to the potential termination fee payable to NXP. Pursuant to the terms of each letter of credit, NXP will have the right to draw amounts to fund certain termination compensation owed by Qualcomm River Holdings to NXP if the definitive agreement is terminated under certain circumstances. The letters of credit expire on June 30, 2018 or if drawn on by NXP or surrendered by Qualcomm River Holdings. Each letter of credit is required to be fully cash collateralized in an amount equal to 100% of its face value through deposits with the issuers of the letters of credit. Qualcomm River Holdings is restricted from using the funds deposited as collateral while the letters of credit are outstanding. At March 26, 2017, the letters of credit were fully collateralized through bank time deposits and money market funds, which were recorded as other noncurrent assets.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9. Fair Value Measurements
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 26, 2017 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$3,270	$2,939	$—	$6,209
Marketable securities
U.S. Treasury securities and government-related securities	319	772	—	1,091
Corporate bonds and notes	—	18,330	—	18,330
Mortgage- and asset-backed and auction rate securities	—	1,411	41	1,452
Equity and preferred securities and equity funds	70	176	—	246
Debt funds	—	615	—	615
Total marketable securities	389	21,304	41	21,734
Derivative instruments	—	24	—	24
Other investments	338	—	130	468
Total assets measured at fair value	$3,997	$24,267	$171	$28,435
Liabilities
Derivative instruments	—	28	—	28
Other liabilities	337	—	193	530
Total liabilities measured at fair value	$337	$28	$193	$558
Activity between Levels of the Fair Value Hierarchy. There were no significant transfers between Level 1 and Level 2 in the six months ended March 26, 2017 and March 27, 2016. The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the fiscal month in which the actual event or change in circumstances that caused the transfer occurs. Transfers of marketable securities out of Level 3 in the six months ended March 27, 2016 primarily consisted of debt securities with significant upgrades in credit ratings or for which there were observable inputs.
Other investments and other liabilities included in Level 3 at March 26, 2017 were comprised of convertible debt instruments issued by private companies and contingent consideration related to business combinations, respectively, in the six months ended March 26, 2017. There were no transfers of convertible debt instruments or contingent consideration amounts into or out of Level 3 during the six months ended March 26, 2017. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The fair value of convertible debt instruments is estimated by the Company based on the estimated timing and amount of future cash flows, as well as assumptions related to liquidity, default likelihood and recovery. The fair value of contingent consideration related to business combinations is estimated by the Company using a real options approach, which includes inputs, such as projected financial information, market volatility, discount rates and timing of contractual payments. The inputs used by the Company to estimate the fair values of the convertible debt instruments and contingent consideration are generally unobservable, and therefore, they are included in Level 3.
Nonrecurring Fair Value Measurements. The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. In the six months ended March 26, 2017 and March 27, 2016, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10. Marketable Securities
Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	March 26, 2017	September 25, 2016	March 26, 2017	September 25, 2016
Available-for-sale:
U.S. Treasury securities and government-related securities	$255	$1,116	$836	$1,099
Corporate bonds and notes	2,273	10,159	16,057	8,584
Mortgage- and asset-backed and auction rate securities	156	1,363	1,296	534
Equity and preferred securities and equity funds	70	64	176	1,682
Debt funds	104	—	511	1,803
	$2,858	$12,702	$18,876	$13,702
At March 26, 2017, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity
Less Than One Year	One to Five Years	Five to Ten Years	Greater Than Ten Years	No Single Maturity Date	Total
$6,979	$10,513	$1,396	$533	$2,067	$21,488
Debt securities with no single maturity date included debt funds, mortgage- and asset-backed securities and auction rate securities.
The Company recorded realized gains and losses on sales of available-for-sale securities as follows (in millions):

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains
For the three months ended
March 26, 2017	$57	$—	$57
March 27, 2016	34	(11)	23

For the six months ended
March 26, 2017	$303	$(107)	$196
March 27, 2016	84	(22)	62
Available-for-sale securities were comprised as follows (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 26, 2017
Equity securities	$171	$75	$—	$246
Debt securities (including debt funds)	21,360	156	(28)	21,488
	$21,531	$231	$(28)	$21,734
September 25, 2016
Equity securities	$1,554	$204	$(12)	$1,746
Debt securities (including debt funds)	24,363	388	(93)	24,658
	$25,917	$592	$(105)	$26,404

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that are classified as available-for-sale and have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

	March 26, 2017
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and government-related securities	$366	$(8)	$3	$—
Corporate bonds and notes	2,141	(18)	25	—
Mortgage- and asset-backed and auction rate securities	69	(1)	55	(1)
	$2,576	$(27)	$83	$(1)

	September 25, 2016
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and government-related securities	$444	$(5)	$16	$—
Corporate bonds and notes	2,775	(12)	1,033	(65)
Mortgage- and asset-backed and auction rate securities	337	(3)	211	(2)
Equity and preferred securities and equity funds	312	(4)	130	(8)
Debt funds	—	—	309	(6)
	$3,868	$(24)	$1,699	$(81)
In the first quarter of fiscal 2017, the Company announced that it entered into an agreement to acquire NXP Semiconductors N.V. (Note 8). As a result, prior to the closing, the Company has begun, and expects to continue, to divest a substantial portion of its marketable securities portfolio in order to finance, in part, that transaction. Marketable securities that were expected to be used to finance the NXP transaction were classified as noncurrent at March 26, 2017 as they are not considered available for current operations. Given the change in the Company’s intention to sell certain marketable securities, the Company recognized other-than-temporary impairment losses in the six months ended March 26, 2017 for certain marketable securities (Note 2) and may recognize additional losses prior to the sale of such marketable securities. For the remaining available-for-sale securities, which are not expected to be sold to finance the NXP transaction, the Company concluded that the unrealized losses were temporary at March 26, 2017. Further, for debt securities and preferred stock with unrealized losses, the Company did not have the intent to sell, nor was it more likely than not that the Company would be required to sell, such securities before recovery or maturity.

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
Recent Developments
Revenues for the second quarter of fiscal 2017 were $5.0 billion, a decrease of 10% compared to the year ago quarter, with net income attributable to Qualcomm of $0.7 billion, a decrease of 36% compared to the year ago quarter.

•
We shipped approximately 179 million Mobile Station Modem (MSM) integrated circuits for CDMA- and OFDMA-based wireless devices, a decrease of 5% compared to approximately 189 million MSM integrated circuits in the year ago quarter. Despite the decline in MSM shipments, QCT’s revenues increased compared to the year ago quarter primarily due to an increase in revenues related to other products, primarily connectivity shipments, and the net impact of higher margin product mix and lower average selling prices.

•
Total reported device sales were approximately $82.6 billion, an increase of approximately 18% compared to approximately $70.1 billion in the year ago quarter.(1) QTL’s revenues increased by 5% compared to the prior year quarter primarily due to an increase in reported sales of CDMA-based products (including multimode products that also implement OFDMA), partially offset by a decrease in revenues per reported unit. The decrease in revenues per reported unit was primarily attributable to licensing revenues recorded in the second quarter of fiscal 2016 due to the termination of an infrastructure license agreement resulting from the merger of two licensees, partially offset by recognition of royalty revenues associated with devices sold in prior periods and the deferral of royalty revenues due to an arbitration with LG Electronics, Inc. in the second quarter of fiscal 2016. Further, QTL revenues and EBT in the second quarter of fiscal 2017 were negatively impacted by an estimated amount greater than $150 million due to a dispute with a licensee who underreported its royalties. Apple’s contract manufacturers reported, but underpaid, royalties in the second quarter of fiscal 2017. However, our revenues were not negatively impacted as the contract manufacturers acknowledged the amounts are due and the underpayment was approximately equal to unpaid amounts under our Business Cooperation and Patent Agreement with Apple that are currently in dispute. Revenues also continued to be impacted negatively by units that we believe are not being reported by certain other licensees and sales of certain unlicensed products.

•
On April 11, 2017, a three-judge panel under the rules of the Judicial Arbitration and Mediation Services in San Diego, California provided its decision, finding that we must pay to BlackBerry $815 million, plus interest at a rate of 10% from June 2015. The decision was limited to prepayment provisions unique to BlackBerry’s license agreement with the Company and has no impact on agreements with any other licensee. The decision is binding and is not subject to appeal. BlackBerry is also entitled to recover its reasonable attorneys’ fees to be determined by the panel. As a result, we recorded a reduction to licensing revenues of $974 million in the second quarter of fiscal 2017.

•
On December 27, 2016, the Korea Fair Trade Commission (KFTC) announced that it had reached a decision in its investigation of us, finding that we violated provisions of the Korean Monopoly Regulation and Fair Trade Act (MRFTA). On January 22, 2017, we received the KFTC’s formal written decision. The KFTC ordered certain remedial actions and imposed a fine of approximately 1.03 trillion Korean Won (approximately $921 million based on exchange rates at March 26, 2017), which was recorded in other expenses in the first six months of fiscal 2017. We believe that our business practices do not violate the MRFTA. On February 21, 2017, we filed an action to cancel the KFTC’s decision and an application to stay the decision’s remedial order with the Seoul High Court.

•
On February 3, 2017, we completed the formation of our joint venture with TDK Corporation (TDK), under the name RF360 Holdings Singapore Pte. Ltd. (RF360 Holdings), to enable delivery of radio frequency front-end (RFFE) modules and radio frequency (RF) filters into fully integrated products for mobile devices and Internet of Things (IoT) applications, among others. The joint venture is initially owned 51% by Qualcomm Global Trading Pte. Ltd. (Qualcomm Global Trading), a Singapore corporation and wholly-owned subsidiary of ours, and 49% by EPCOS AG (EPCOS), a German wholly-owned subsidiary of TDK. Certain intellectual property, patents and filter and module design and manufacturing assets were carved out of existing TDK businesses and are owned by the joint venture, and certain assets were acquired directly by affiliates of ours. The total purchase price was $3.1 billion. RF360 Holdings, which was included in our QCT segment, is a Singapore corporation with research and development and manufacturing and/or sales locations in the United States, Europe and Asia and its headquarters in Munich, Germany.

Against this backdrop, the following recent developments occurred in the second quarter of fiscal 2017 with respect to key elements of our industry:

•	Worldwide cellular connections grew sequentially by approximately 1% to reach approximately 7.6 billion.(2)

•
Worldwide 3G/4G connections (CDMA-based, OFDMA-based and CDMA/OFDMA multimode) grew sequentially by approximately 4% to approximately 4.4 billion, which was approximately 57% of total cellular connections.(2)

(1)
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

(2)	According to GSMA Intelligence estimates as of April 17, 2017 for the quarter ended March 31, 2017.
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
QCT is a leading developer and supplier of integrated circuits and system software based on CDMA, OFDMA and other technologies for use in wireless voice and data communications, networking, application processing, multimedia and global positioning system products. QCT’s integrated circuit products are sold and its system software is licensed to manufacturers that use our products in mobile devices, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, data cards and infrastructure equipment, broadband gateway equipment and other consumer electronic devices. Our MSM integrated circuits, which include the Mobile Data Modem, Qualcomm Single Chip and Snapdragon processors and LTE modems, perform the core baseband modem functionality in wireless devices providing voice and data communications, as well as multimedia applications and global positioning functions. In addition, our Snapdragon processors provide advanced application and graphics processing capabilities. Through our joint venture with TDK, RF360 Holdings, QCT also offers an expanded portfolio of radio frequency front-end products, which complements its current product offerings for mobile devices and IoT applications. QCT’s system software helps enable the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits.
QCT primarily utilizes a fabless production model, which means that we generally do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Integrated circuits are die cut from silicon wafers that have completed the package assembly and test manufacturing processes. Other than the recent joint venture of RF360 Holdings, which uses certain internal fabrication facilities to manufacture RFFE modules and RF filter acoustic products, we primarily rely on independent third-party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits based primarily on our proprietary designs and test programs. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. We employ both turnkey and two-stage manufacturing models to purchase our integrated circuits. Turnkey is when our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing model, we purchase die in singular or wafer form from semiconductor manufacturing foundries and contract with separate third-party suppliers for manufacturing services, such as wafer bump, probe, assembly and the majority of our final test requirements. The manufacturing operations of RF360 Holdings consist of front-end and back-end processes. The front-end processes primarily take place at manufacturing facilities located in Germany and Singapore and involve the imprinting of substrate silicon wafers with the circuitry required for semiconductors to function (also known as wafer fabrication). The back-end processes involve the assembly, packaging and test of semiconductors to prepare RFFE modules and RF filter acoustic products for distribution. Our back-end manufacturing facilities are located in China and Singapore.
QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing CDMA2000, WCDMA, CDMA TDD and/or LTE standards and their derivatives. We have historically licensed our cellular standard-essential patents together with other Qualcomm patents that may be useful to such licensed products because licensees typically have desired to obtain the commercial benefits of receiving such broad patent rights from us. However, we also have licensed only our cellular standard-essential patents to certain licensees who have requested such licenses. In addition, in connection with our resolution with the China National Development and Reform Commission (NDRC) in China, our practice in China since 2015 is to offer licenses to our 3G and 4G standard-essential Chinese patents for devices sold for use in China separately from licenses to our other patents.
QTL licensing revenues include license fees and royalties based on sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. Royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of complete licensed products, net of certain permissible deductions (including transportation, insurance, packing costs and other items). We broadly provide per unit running royalty caps that apply to certain categories of complete wireless devices, namely smartphones, tablets and laptops, which in general, effectively provide for a maximum running royalty amount per device. QTL recognizes royalty revenues based on royalties reported by licensees and when other revenue recognition criteria are met. Licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. The vast majority of QTL revenues were generated through our licensees’ sales of CDMA2000- and WCDMA-based products, such as feature phones and smartphones.
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
Seasonality. Many of our products and/or intellectual property are incorporated into consumer wireless devices, which are subject to seasonality and other fluctuations in demand. As a result, QCT has tended historically to have stronger sales toward the end of the calendar year as manufacturers prepare for major holiday selling seasons; and because QTL recognizes royalty revenues when royalties are reported by licensees, QTL has tended to record higher royalty revenues in the first calendar quarter when licensees report their sales made in the fourth calendar quarter. We have also experienced fluctuations in revenues due to the timing of conversions and expansions of 3G and 3G/4G networks by wireless operators and the timing of launches of flagship wireless devices that incorporate our products and/or intellectual property. These trends may or may not continue in the future.
Looking Forward
We expect continued growth in the coming years in consumer demand for 3G, 3G/4G multimode and 4G products and services around the world, driven primarily by smartphones. We also expect growth in new device categories and industries, driven by the expanding adoption of certain technologies that are already commonly used in smartphones. As we look forward to the next several months, we expect our business to be impacted by the following key items:

•
On October 27, 2016, we announced a definitive agreement under which Qualcomm River Holdings, B.V., an indirect, wholly owned subsidiary of QUALCOMM Incorporated, will acquire NXP Semiconductors N.V. Pursuant to the definitive agreement, Qualcomm River Holdings has commenced a tender offer to acquire all of the issued and outstanding common shares of NXP for $110 per share in cash, for estimated total cash consideration of $38 billion. NXP is a leader in high-performance, mixed-signal semiconductor electronics in automotive, broad-based microcontrollers, secure identification, network processing and RF power products. The transaction is expected to close by the end of calendar 2017 and is subject to receipt of regulatory approvals in various jurisdictions and other closing conditions, including the tender of at least 80% of the issued and outstanding common shares of NXP in the offer (provided that the minimum tender threshold may be reduced to a percentage not less than 70% with the prior written consent of NXP). In addition, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in the United States, as amended, expired on April 3, 2017. The tender offer is not subject to any financing condition; however, we intend to fund the transaction with cash held by foreign entities and new debt. We expect that this acquisition will require us to devote significant resources and management time and attention prior to close, take on significant debt and utilize a substantial portion of our cash, cash equivalents and marketable securities.

•
Regulatory authorities in certain jurisdictions continue to investigate our business practices, and other regulatory authorities may do so in the future. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business with remedies that include, among others, injunctions, monetary damages or fines or other orders to pay money, and the issuance of orders to cease certain conduct and/or modify our business practices. Additionally, certain of our direct and indirect customers and licensees, including Apple Inc., have pursued, and others may in the future pursue, litigation or arbitration against us related to our business. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, including monetary damages. These activities may also require the investment of significant management time and attention and may result in increased legal costs. See “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies” elsewhere in this Quarterly Report.

•
We continue to believe that certain licensees, particularly in China, are not fully complying with their contractual obligations to report their sales of licensed products to us, and certain companies, including unlicensed companies, particularly in emerging regions, including China, are delaying execution of new license agreements. We have made substantial progress in reaching agreements with many companies, primarily in China. However, negotiations with certain licensees and unlicensed companies are ongoing. We believe that the conclusion of new agreements with these companies will result in improved reporting by these licensees, including with respect to sales of three-mode devices (i.e., devices that implement GSM, TD-SCDMA and LTE-TDD) sold in China. Additionally, we believe our increased efforts in the areas of compliance will also improve reporting, but will also result in increased costs to the business. Further, QTL revenues and EBT in the second quarter of fiscal 2017 were negatively impacted by an estimated amount greater than $150 million due to a dispute with a licensee who underreported its royalties. That licensee may continue to underreport its royalties in the future until the dispute is resolved. Similarly, while most of Apple’s contract manufacturers have reported royalties for sales made during the March quarter, it is not clear whether Apple’s contract manufacturers will continue to underpay royalties owed under their contracts with us in the future. These matters could have a negative impact on our future royalty revenues, as well as our financial condition, results of operations and cash flows. Litigation and/or other actions may be necessary to compel licensees to report and pay the required royalties for sales they have not previously reported and/or to compel unlicensed companies to execute licenses.

•	Further, we expect our business, particularly QCT, to continue to be impacted by industry dynamics, including:

•	Concentration of device share among a few companies within the premium tier, resulting in significant supply chain leverage for those companies;

•	Decisions by companies to utilize their own internally-developed integrated circuit products or our competitors’ integrated circuit products in a portion of their devices;

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
Further discussion of risks related to our business is presented in the Risk Factors included in this Quarterly Report.
Results of Operations

Revenues (in millions)
	Three Months Ended			Six Months Ended
	March 26, 2017	March 27, 2016	Change	March 26, 2017	March 27, 2016	Change
Equipment and services	$3,689	$3,349	$340	$7,828	$7,436	$392
Licensing	1,327	2,202	(875)	3,187	3,890	(703)
	$5,016	$5,551	$(535)	$11,015	$11,326	$(311)
The increases in equipment and services revenues in the second quarter and first six months of fiscal 2017 were primarily due to increases in QCT revenues. In the second quarter of fiscal 2017, we recorded a reduction to licensing revenues of $974 million related to the BlackBerry arbitration decision. Excluding this reduction, licensing revenues increased by $99 million and $271 million in the second quarter and first six months of fiscal 2017, respectively, primarily due to increases in QTL revenues.

Costs and Expenses (in millions)
	Three Months Ended			Six Months Ended
	March 26, 2017	March 27, 2016	Change	March 26, 2017	March 27, 2016	Change
Cost of revenues	$2,208	$2,141	$67	$4,651	$4,675	$(24)
Gross margin	56%	61%		58%	59%
Excluding the reduction to licensing revenues related to the BlackBerry arbitration decision, margin percentage increased in the second quarter of fiscal 2017 primarily due to an increase in QCT margin percentage, and margin percentage increased in the first six months of fiscal 2017 primarily due to the impact of higher-margin segment mix primarily related to QTL, an increase in QCT margin percentage and a decrease of $55 million in charges related to the recognition of the step-up of inventories to fair value and the amortization of intangible assets primarily related to the acquisition of CSR plc in the fourth quarter of fiscal 2015. Our margin percentage may fluctuate in future periods depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors.

	Three Months Ended			Six Months Ended
	March 26, 2017	March 27, 2016	Change	March 26, 2017	March 27, 2016	Change
Research and development	$1,386	$1,301	$85	$2,697	$2,653	$44
% of revenues	28%	23%		24%	23%
Selling, general, and administrative	$615	$619	$(4)	$1,206	$1,198	$8
% of revenues	12%	11%		11%	11%
Other	$78	$75	$3	$954	$(299)	$1,253
The dollar increases in research and development expenses in the second quarter and first six months of fiscal 2017 were primarily attributable to increases of $85 million and $30 million, respectively, in costs related to the development of integrated circuit technologies and related software products, partially offset by cost decreases driven by actions initiated under our Strategic Realignment Plan, which was substantially implemented in fiscal 2016. The increase for the first six months of fiscal 2017 also included a $30 million impairment charge on certain intangible assets recorded in the first quarter of fiscal 2017.
The dollar decrease in selling, general and administrative expenses in the second quarter of fiscal 2017 was primarily attributable to decreases of $17 million in depreciation and amortization expense and $5 million in selling and marketing expenses, offset by an increase of $28 million in professional services fees primarily related to third-party acquisition and integration services. The dollar increase in selling, general and administrative expenses in the first six months of fiscal 2017 was primarily attributable to increases of $56 million in professional services fees, primarily related to third-party acquisition and integration services, and $10 million in costs related to litigation and other legal matters, partially offset by decreases of $32 million in depreciation and amortization expense and $20 million in selling and marketing expenses.
Other expenses in the second quarter of fiscal 2017 consisted of $53 million in foreign currency losses related to the fine imposed by the KFTC, which was accrued in the first quarter of fiscal 2017, and $25 million in restructuring and restructuring-related charges related to our Strategic Realignment Plan. Other expenses in the first six months of fiscal 2017 consisted of a $921 million charge related to the KFTC fine, including related foreign currency losses, and $33 million in restructuring and restructuring-related charges related to our Strategic Realignment Plan.
Other expenses in the second quarter of fiscal 2016 were attributable to $75 million in restructuring and restructuring-related charges related to our Strategic Realignment Plan. Other income in the first six months of fiscal 2016 was primarily attributable to a $380 million gain on the sale of wireless spectrum, partially offset by net charges related to our Strategic Realignment Plan, which included $129 million in restructuring and restructuring-related charges, partially offset by a $48 million gain on the sale of our business that provided augmented reality applications.

Interest Expense and Net Investment Income (in millions)
	Three Months Ended			Six Months Ended
	March 26, 2017	March 27, 2016	Change	March 26, 2017	March 27, 2016	Change
Interest expense	$107	$72	$35	$197	$145	$52

Investment income, net
Interest and dividend income	$153	$158	$(5)	$320	$295	$25
Net realized gains on marketable securities	67	1	66	206	43	163
Net realized gains on other investments	21	23	(2)	30	30	—
Impairment losses on marketable securities and other investments	(5)	(43)	38	(148)	(106)	(42)
Equity in net losses of investees	(14)	(11)	(3)	(11)	(31)	20
Net gains (losses) on derivative instruments	13	(1)	14	20	(5)	25
	$235	$127	$108	$417	$226	$191
The increases in net realized gains on marketable securities in the second quarter and first six months of fiscal 2017 were primarily attributable to certain marketable securities that we sold to fund, in part, our proposed acquisition of NXP Semiconductors N.V.

Income Tax Expense (in millions)
	Three Months Ended			Six Months Ended
	March 26, 2017	March 27, 2016	Change	March 26, 2017	March 27, 2016	Change
Income tax expense	$108	$306	$(198)	$296	$520	$(224)
Effective tax rate	13%	21%	(8%)	17%	16%	1%
The following table summarizes the primary factors that caused our effective tax rates for the second quarter and first six months of fiscal 2017 and 2016 to be less than the United States federal statutory rate:

	Three Months Ended		Six Months Ended
	March 26, 2017	March 27, 2016	March 26, 2017	March 27, 2016
Expected income tax provision at federal statutory tax rate	35%	35%	35%	35%
Benefits from foreign income taxed at other than U.S. rates	(25%)	(14%)	(20%)	(16%)
Benefits related to the research and development tax credit	(2%)	(1%)	(2%)	(4%)
Nondeductible charge related to the KFTC investigation	3%	—	3%	—
Other	2%	1%	1%	1%
Effective tax rate	13%	21%	17%	16%

The effective tax rate of 13% for the second quarter of fiscal 2017 was less than the estimated annual effective tax rate of 17% primarily resulting from the reduction to our United States revenues related to the BlackBerry arbitration decision. The estimated annual effective tax rate of 17% for fiscal 2017 is equal to the 17% effective income tax rate for fiscal 2016. In the first six months of fiscal 2017, we recorded a $921 million charge related to the KFTC imposed fine, which is not deductible for tax purposes and is attributable to both the United States and a foreign jurisdiction. The estimated annual effective tax rate of 17% for fiscal 2017 also reflects the increase in our Singapore tax rate as a result of the expiration of its tax exemption in March 2017, which is partially offset by tax benefits resulting from the increase in our Singapore tax rate that will be in effect when certain deferred tax assets are scheduled to reverse. The annual effective tax rate of 17% for fiscal 2016 reflected a $101 million tax benefit recorded discretely in the third quarter of fiscal 2016 resulting from a worthless stock deduction on a domestic subsidiary of one of our former display businesses and a $79 million benefit recorded discretely in the first quarter of fiscal 2016 related to fiscal 2015 resulting from the retroactive and permanent reinstatement of the United States federal research and development tax credit.
Unrecognized tax benefits were $279 million and $271 million at March 26, 2017 and September 25, 2016, respectively. We believe that it is reasonably possible that the total amounts of unrecognized tax benefits at March 26, 2017 may increase or decrease in the next 12 months.
Segment Results
The following should be read in conjunction with the financial results for the second quarter and first six months of fiscal 2017 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 7. Segment Information.”

(in millions)	QCT	QTL	QSI
Three Months Ended March 26, 2017
Revenues	$3,676	$2,249	$—
EBT (1)	475	1,959	—
EBT as a % of revenues	13%	87%
Three Months Ended March 27, 2016
Revenues	$3,337	$2,135	$12
EBT (1)	170	1,857	46
EBT as a % of revenues	5%	87%
Six Months Ended March 26, 2017
Revenues	$7,777	$4,060	$14
EBT (1)	1,199	3,492	(17)
EBT as a % of revenues	15%	86%
Six Months Ended March 27, 2016
Revenues	$7,433	$3,742	$21
EBT (1)	760	3,195	405
EBT as a % of revenues	10%	85%

(1)	Earnings (loss) before taxes.
QCT Segment. QCT results of operations in the second quarter and first six months of fiscal 2017 were impacted by growth within adjacent industry segments outside traditional cellular industries and cost reduction initiatives achieved under the Strategic Realignment Plan, partially offset by a decline in share at a large customer. Results of operations in the first six months of fiscal 2017 were also impacted by higher demand in China. Approximately 179 million and 189 million MSM integrated circuits were sold in the second quarter of fiscal 2017 and 2016, respectively, and approximately 397 million and 430 million MSM integrated circuits were sold in the first six months of fiscal 2017 and 2016, respectively. Despite the decline in MSM shipments, QCT revenues in the second quarter and first six months of fiscal 2017 increased primarily due to increases in equipment and services revenues. Equipment and services revenues, mostly related to sales of MSM and accompanying RF, Power Management (PM) and wireless connectivity integrated circuits, were $3.63 billion and $3.28 billion in the second quarter of fiscal 2017 and 2016, respectively and $7.70 billion and $7.30 billion in the first six months of fiscal 2017 and 2016, respectively. The increases in equipment and services revenues in the second quarter and first six months of fiscal 2017 were primarily due to increases of $171 million and $432 million, respectively, resulting from the net impact of higher-priced product mix and lower average selling prices and increases of $309 million and $421 million, respectively, in revenues related to other products, primarily related to higher connectivity shipments and revenues from our recently formed RF360 Holdings joint venture in the second quarter of fiscal 2017, partially offset by a decrease of $128 million and $460 million, respectively, primarily related to lower MSM shipments.
QCT EBT as a percentage of revenues in the second quarter and first six months of fiscal 2017 increased primarily due to increases in gross margin percentage and combined decreases of 3% and 4%, respectively, in research and development and selling, general and administrative expenses. The increases in QCT gross margin percentage resulted primarily from higher-margin product mix and lower average unit costs, partially offset by lower average selling prices and higher excess inventory charges.
QCT accounts receivable increased by 32% in the first six months of fiscal 2017 from $1.46 billion to $1.92 billion, primarily due to the acquisition of receivables in connection with the RF360 Holdings joint venture and the timing of integrated circuit shipments. QCT inventories increased by 33% in the first six months of fiscal 2017 from $1.54 billion to $2.05 billion, primarily due to the acquisition of inventories in connection with the RF360 Holdings joint venture and an increase in the overall quantity of units on hand, partially offset by lower average unit cost.
QTL Segment. The increases in QTL revenues in the second quarter and first six months of fiscal 2017 of $114 million and $318 million, respectively, were primarily attributable to increases in reported sales of CDMA-based products (including multimode products that also implement OFDMA), partially offset by decreases in revenues per reported unit. The decreases in revenues per reported unit were primarily attributable to licensing revenues recorded in the second quarter of fiscal 2016 due to the termination of an infrastructure license agreement resulting from the merger of two licensees, partially offset by recognition of royalty revenues associated with devices sold in prior periods and the deferral of royalty revenues reported by LG Electronics, Inc. in the second quarter of fiscal 2016. The decrease in revenues per reported unit for the first six months of fiscal 2017 also related to a decrease in the recognition of unearned license fees. QTL revenues and EBT in the second quarter and first six months of fiscal 2017 were negatively impacted by an estimated amount greater than $150 million due to a dispute with a licensee who underreported its royalties and may continue to do so in the future until the dispute is resolved. Revenues also continued to be impacted negatively by units that we believe are not being reported by certain other licensees and sales of certain unlicensed products. While we have reached agreements with many licensees, negotiations with certain other licensees and unlicensed companies are ongoing, particularly in emerging regions, including China, and additional litigation may become necessary if negotiations fail to resolve the relevant issues.
QTL accounts receivable increased by more than 100% in the first six months of fiscal 2017 from $644 million to $2.23 billion, primarily due to the short payment of royalties reported by and deemed collectible from certain of our licensees that manufacture products for Apple and the timing of the collection of payments from certain of our other licensees.
QSI Segment. The decrease in QSI EBT in the second quarter of fiscal 2017 was primarily due to a decrease of $29 million in net realized gains on investments and the combined impact of $16 million of lower revenues and higher costs associated with certain development contracts with one of our equity method investees. The decrease in QSI EBT in the first six months of fiscal 2017 was primarily due to the effect of a $380 million gain on the sale of wireless spectrum recorded in the first quarter of fiscal 2016, a decrease of $44 million in net realized gains on investments and the combined impact of $17 million of lower revenues and higher costs associated with certain development contracts with one of our equity method investees, partially offset by a decrease of $18 million in equity losses.
Liquidity and Capital Resources
On October 27, 2016, we announced a definitive agreement under which Qualcomm River Holdings will acquire NXP. Pursuant to the definitive agreement, Qualcomm River Holdings has commenced a tender offer to acquire all of the issued and outstanding common shares of NXP for $110 per share in cash, for estimated total cash consideration of $38 billion. The transaction is expected to close by the end of calendar 2017 and is subject to receipt of regulatory approvals in various jurisdictions and other closing conditions. We intend to fund the transaction with cash held by foreign entities, which will result in the use of a substantial portion of our cash, cash equivalents and marketable securities, as well as new debt, and we secured $11.1 billion in committed financing through a $7.1 billion Bridge Loan Facility and $4.0 billion Term Loan Facility. The Company expects to issue additional debt, including accessing the public debt markets in fiscal 2017, in lieu of drawing on the Bridge Loan Facility at close of the NXP transaction.
Qualcomm River Holdings and NXP may terminate the definitive agreement under certain circumstances. If the definitive agreement is terminated by NXP in certain circumstances, NXP will be required to pay Qualcomm River Holdings a termination fee of $1.25 billion. If the definitive agreement is terminated by Qualcomm River Holdings under certain circumstances involving the failure to obtain the required regulatory approvals or the failure of NXP to complete certain pre-closing reorganization steps in all material respects, Qualcomm River Holdings will be required to pay NXP a termination fee of $2.0 billion. In November 2016, as required by the definitive agreement, we entered into four letters of credit for an aggregate amount of $2.0 billion pursuant to which NXP will have the right to draw amounts to fund the potential termination fee payable to NXP. Each letter of credit is required to be fully cash collateralized in an amount equal to 100% of its face value through deposits with the issuers of the letters of credit. We are restricted from using the funds deposited as collateral while the letters of credit are outstanding. At March 26, 2017, the letters of credit were fully collateralized through bank time deposits and money market funds.
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations, cash provided by our debt programs and proceeds from the issuance of common stock under our employee benefit plans. The following tables present selected financial information related to our liquidity as of March 26, 2017 and September 25, 2016 and for the first six months of fiscal 2017 and 2016 (in millions):

	March 26, 2017	September 25, 2016	$ Change	% Change
Cash, cash equivalents and marketable securities	$28,858	$32,350	$(3,492)	(11%)
Accounts receivable, net	4,201	2,219	1,982	89%
Inventories	2,066	1,556	510	33%
Short-term debt	1,998	1,749	249	14%
Long-term debt	9,939	10,008	(69)	(1%)

	Six Months Ended
	March 26, 2017	March 27, 2016	$ Change	% Change
Net cash provided by operating activities	$2,194	$3,476	$(1,282)	(37%)
Net cash provided (used) by investing activities	760	(1,435)	2,195	N/M
Net cash used by financing activities	(1,770)	(3,822)	2,052	(54%)
N/M - Not Meaningful
The net decrease in cash, cash equivalents and marketable securities was primarily due to the deposit of $2.0 billion that was used to collateralize the letters of credit related to our proposed acquisition of NXP and recorded as other noncurrent assets, $1.6 billion in cash dividends paid, $1.4 billion in payments to fund acquisitions and other investments, primarily related to the RF360 Holdings joint venture, and $727 million in payments to repurchase shares of our common stock, partially offset by net cash provided by operating activities. Total cash provided by operating activities decreased primarily due to changes in working capital related to an increase in accounts receivable and inventories and the timing of related payments. Our days sales outstanding, on a consolidated basis (excluding the impact of the $974 million reduction to licensing revenues recorded in the second quarter of fiscal 2017 related to the BlackBerry arbitration decision), increased to 61 at March 26, 2017 compared to 33 days at September 25, 2016. The increases in accounts receivable and the related days sales outstanding were primarily due to the short payment of royalties reported by and deemed collectible from certain of our licensees that manufacture products for Apple. The increase in accounts receivable also resulted from the timing of the collection of payments from certain of our other licensees, the acquisition of receivables in connection with the RF360 Holdings joint venture and the timing of integrated circuit shipments. The increase in inventories was primarily due to the acquisition of inventories in connection with the RF360 Holdings joint venture and the overall quantity of units on hand, partially offset by lower average unit cost.
Our cash, cash equivalents and marketable securities at March 26, 2017 consisted of $2.1 billion held by United States-based entities and $26.8 billion held by foreign entities. Most of our cash, cash equivalents and marketable securities held by foreign entities are indefinitely reinvested and would be subject to material tax effects if repatriated. However, we believe that our United States sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate funds held by foreign entities.
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

•
Our purchase obligations at March 26, 2017, some of which relate to research and development activities and capital expenditures, totaled $4.0 billion and $1.2 billion for fiscal 2017 and 2018, respectively, and $1.5 billion thereafter.

•
Our research and development expenditures were $2.7 billion in the first six months of fiscal 2017 and $5.2 billion in fiscal 2016, and we expect to continue to invest heavily in research and development for new technologies, applications and services for voice and data communications.

•
Cash outflows for capital expenditures were $251 million in the first six months of fiscal 2017 and $539 million in fiscal 2016. We anticipate that capital expenditures will be higher in fiscal 2017 as compared to fiscal 2016, primarily due to estimated capital expenditures of approximately $200 million related to the manufacturing operations of our joint venture, RF360 Holdings. We also expect to continue to incur capital expenditures in the future to support our business, including research and development activities. Future capital expenditures may be impacted by transactions that are currently not forecasted.

•	In connection with the KFTC investigation, we paid a fine of approximately 1.03 trillion Korean Won (approximately $927 million) on March 30, 2017.

•
In connection with the BlackBerry arbitration decision, we are obligated to pay to BlackBerry $815 million, plus interest at a rate of 10% from June 2015. BlackBerry is also entitled to recover its reasonable attorneys’ fees to be determined by the arbitration panel. Payment is expected to be made in the second half of fiscal 2017.

•
We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly, to open new opportunities for our technologies, obtain development resources, grow our patent portfolio or pursue new businesses.

Debt. In November 2016, we amended and restated our existing Revolving Credit Facility that provides for unsecured revolving facility loans, swing line loans and letters of credit to increase the aggregate amount available to $5.0 billion, of which $530 million and $4.47 billion will expire in February 2020 and November 2021, respectively. At March 26, 2017, no amounts were outstanding under the Amended and Restated Revolving Credit Facility.
We have an unsecured commercial paper program, which provides for the issuance of up to $5.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. At March 26, 2017, we had $2.0 billion of commercial paper outstanding with weighted-average net interest rates of 0.82% and weighted-average remaining days to maturity of 39 days.
In October 2016, we entered into a Bridge Loan Facility that provides for senior unsecured bridge facility loans in an aggregate amount up to $13.6 billion. Subsequently, the commitments available under the Bridge Loan Facility were reduced to $7.1 billion upon us entering into a $4.0 billion Term Loan Facility, described below, and the sale of certain assets by NXP for estimated net cash proceeds of $2.5 billion in February 2017. Proceeds from the Bridge Loan Facility, if drawn, will be used to finance, in part, the proposed acquisition of NXP. At March 26, 2017, no amounts were outstanding under the Bridge Loan Facility.
In November 2016, we entered into a Term Loan Facility that provides for senior unsecured delayed-draw term facility loans in an aggregate amount of $4.0 billion. Proceeds from the Term Loan Facility, if drawn, will be used to finance, in part, the proposed acquisition of NXP. At March 26, 2017, no amounts were outstanding under the Term Loan Facility.
In May 2015, we issued an aggregate principal amount of $10.0 billion in eight tranches of unsecured floating- and fixed-rate notes, with maturity dates in 2018 through 2045 and effective interest rates between 1.38% and 4.74%. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes. In addition to the new debt we expect to issue in connection with our proposed acquisition of NXP, we may also issue debt in the future. The amount and timing of such additional borrowings will be subject to a number of factors, including the cash flow generated by United States-based entities, acquisitions and strategic investments, acceptable interest rates and changes in corporate income tax law, among other factors.
Additional information regarding our outstanding debt at March 26, 2017 is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Debt.”
Capital Return Program. In the first six months of fiscal 2017, we repurchased and retired 11,488,000 shares of our common stock for $727 million, before commissions. At March 26, 2017, $2.3 billion remained authorized for repurchase under our stock repurchase program. As a result of our proposed acquisition of NXP and the pending use of our cash and marketable securities, we currently expect to repurchase shares in the next few years to offset dilution from the issuance of common stock under our employee benefit plans.
In the first six months of fiscal 2017, we paid cash dividends totaling $1.6 billion, or $1.06 per share. On April 12, 2017, we announced a cash dividend of $0.57 per share on our common stock, payable on June 21, 2017 to stockholders of record as of the close of business on May 31, 2017. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders.
Contractual Obligations/Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).
Additional information regarding our financial commitments at March 26, 2017 is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 3. Income Taxes,” “Note 5. Debt,” “Note 6. Commitments and Contingencies” and “Note 8. Acquisitions.”
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
Our and NXP’s obligations to consummate the proposed transaction are subject to the satisfaction or waiver of certain conditions, including, among others: (i) the tender of a minimum number of NXP’s outstanding common shares in the tender offer commenced by a subsidiary of QUALCOMM Incorporated; (ii) the receipt of regulatory clearance under European Union and certain other foreign antitrust laws; (iii) the absence of any law or order prohibiting the proposed transaction; (iv) there being no event that would have a material adverse effect on NXP; (v) the accuracy of the representations and warranties of NXP, subject to certain exceptions, and NXP’s material compliance with its covenants, in the definitive agreement; and (vi) the completion of certain internal reorganization steps with respect to NXP and the disposition of certain non-core assets of NXP. We cannot provide assurance that the conditions to the completion of the proposed transaction will be satisfied in a timely manner or at all, and if the proposed transaction is not completed, we would not realize any of the expected benefits.
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
We expect that our future success will depend on, among other factors, our ability to:

•
differentiate our integrated circuit products with innovative technologies across multiple products and features (e.g., modem, radio frequency front-end (RFFE), graphics and/or other processors, camera and connectivity) and with smaller geometry process technologies that drive performance;

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

•
create standalone value and/or contribute to the success of our existing businesses through acquisitions, joint ventures and other transactions (and/or by developing customer, licensee and/or vendor relationships) in new industry segments and/or disruptive technologies, products and/or services (such as products for automotive, the Internet of Things (IoT), including the connected home, smart cities and wearables, data center, networking, computing, mobile health and machine learning, including robotics, among others);

•
become a leading supplier of RFFE products, which are designed to address cellular radio frequency band fragmentation while improving radio frequency performance and assist original equipment manufacturers in developing multiband, multimode mobile devices;

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
Companies that promote standards that are neither CDMA- nor OFDMA-based (e.g., GSM) as well as companies that design integrated circuits based on CDMA, OFDMA, Wi-Fi or their derivatives are generally competitors or potential competitors. Examples (some of which are strategic partners of ours in other areas) include Broadcom Limited, Cirrus Logic, Ericsson, HiSilicon Technologies, Intel, Marvell Technology, Maxim Integrated Products, MediaTek, Microchip Technology Inc., Murata Manufacturing Co., Ltd., Nvidia, Qorvo Inc., Realtek Semiconductor, Samsung Electronics, Skyworks Solutions Inc. and Spreadtrum Communications (which is controlled by Tsinghua Unigroup). Some of these current and potential competitors may have advantages over us that include, among others: motivation by our customers in certain circumstances to utilize their own internally-developed integrated circuit products, to use our competitors’ integrated circuit products, or to choose alternative technologies; lower cost structures and/or a willingness and ability to accept lower prices and lower or negative margins for their products, particularly in China; foreign government support of other technologies or competitors; better known brand names; ownership and control of manufacturing facilities and greater expertise in manufacturing processes; more extensive relationships with local distribution companies and original equipment manufacturers in emerging geographic regions (such as China); and/or a more established presence in certain regions.
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
Further, companies that develop HLOS for devices, including leading technology companies, sell their own devices. If we fail to effectively partner or continue partnering with these companies, or with their partners or customers, they may decide not to purchase (either directly or through their contract manufacturers), or to reduce or discontinue their purchases of, our integrated circuit products.
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
Although we have more than 340 CDMA-based licensees, our QTL segment derives a significant portion of its licensing revenues from a limited number of licensees. In the event that one or more of our significant licensees fail to meet their reporting and/or payment requirements or we are unable to renew or modify one or more of such license agreements under similar terms, our revenues, operating results and cash flows would be adversely impacted. Moreover, the future growth and success of our core licensing business will depend in part on the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain customer acceptance. We have no control over the product development, sales efforts or pricing of products by our licensees, and our licensees might not be successful. Reductions in the average selling prices of wireless devices sold by our major licensees, without a sufficient increase in the volumes of such devices sold, would generally have an adverse effect on our licensing revenues.
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
From time to time, companies initiate various strategies to attempt to renegotiate, mitigate and/or eliminate their need to pay royalties to us for the use of our intellectual property. These strategies have included: (i) litigation, often alleging infringement of patents held by such companies, patent misuse, patent exhaustion, patent invalidity and/or unenforceability of our patents and/or licenses, or some form of unfair competition; (ii) taking positions contrary to our understanding of their contracts with us; (iii) appeals to governmental authorities; (iv) collective action, including working with wireless operators, standards bodies, other like-minded companies and other organizations, on both formal and informal bases, to adopt intellectual property policies and practices that could have the effect of limiting returns on intellectual property innovations; (v) lobbying governmental regulators and elected officials for the purpose of seeking the imposition of some form of compulsory licensing and/or to weaken a patent holder’s ability to enforce its rights or obtain a fair return for such rights; and (vi) licensees using various strategies to attempt to shift their royalty obligation to their suppliers that results in lowering the wholesale (i.e., licensee’s) selling price on which the royalty is calculated. In addition, certain licensees have disputed, underreported and/or underpaid royalties owed to us under their license agreements with us or reported to us in a manner that is not in compliance with their contractual obligations, and certain companies have yet to enter into or delayed entering into license agreements with us for their use of our intellectual property, and licensees and/or companies may continue to do so in the future. Further, to the extent such licensees and/or companies increase their device share, the negative impact of their underreporting, underpayment and/or non-reporting on our business, results of operations, financial condition and/or cash flows will be exacerbated.
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

If we are required to change our patent licensing practices due to governmental investigations and/or private legal proceedings challenging those practices, our business and financial results could be adversely impacted.
We are currently subject to various governmental investigations and private legal proceedings challenging our patent licensing practices as described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.” Key allegations in those matters include that we do not license our cellular standard-essential patents separately from our other patents, that we violate FRAND licensing commitments by refusing to grant licenses to chipset makers, that our royalty rates are too high and/or that the base on which our royalties are calculated should be something less than the wholesale (i.e., licensee’s) selling price of the applicable device (minus certain permitted deductions). We believe that the ultimate intent of these investigations and legal proceedings is to reduce the amount of royalties that licensees are required to pay to us for their use of our intellectual property.
We have historically licensed our cellular standard-essential patents together with other Qualcomm patents that may be useful to licensed products because licensees typically have desired to obtain the commercial benefits of receiving such broad patent rights from us. However, on occasion, we also have licensed only our cellular standard-essential patents to certain licensees who have requested such licenses. In addition, in connection with our resolution with the China National Development and Reform Commission (NDRC) in China, our standard practice in China since 2015 is to offer licenses for our 3G and 4G standard-essential Chinese patents for branded devices sold for use in China separately from licenses to our other patents. If we were required to separately license our cellular standard-essential patents to all of our licensees worldwide, and more licensees chose such a license instead of a portfolio license than has historically been the case, our licensing revenues and earnings would be negatively impacted unless we were able to license our other patents at rates that offset all or a portion of any difference between the royalties previously received for licenses of substantially all of our patent portfolio as compared to licenses of only our cellular standard-essential patents and/or there was a sufficient increase in the overall volume of sales of devices upon which royalties are paid.
If we were required to grant patent licenses to chipset manufacturers (i.e., to implement a more complex, tiered licensing structure in which we license certain portions of our patent portfolio to chipset manufacturers and other portions to device manufacturers), we would incur additional transaction costs, which may be significant, and we may incur delays in recognizing revenues until license negotiations were completed. In addition, our licensing revenues and earnings would be negatively impacted if we were not able to obtain, in the aggregate, equivalent revenues under such a multi-level licensing structure.
If we were required to reduce the royalty rates we charge under our patent license agreements, our revenues and earnings would be negatively impacted absent a sufficient increase in the volume of sales of devices upon which royalties are paid. Similarly, if we were required to reduce the base on which our royalties are calculated, our revenue and earnings would be negatively impacted unless there was a sufficient increase in the volume of sales of devices upon which royalties are paid and/or we were able to increase our royalty rates to offset the decrease in revenues resulting from such lower royalty base (assuming the absolute royalty dollars were below any relevant royalty caps).
To the extent that we were required to implement any of these new licensing practices by modifying or renegotiating our existing license agreements, we would incur additional transaction costs, which may be significant, and we may incur delays in recognizing revenues until license negotiations were completed. The impact of any such changes to our licensing practices could vary widely and by jurisdiction, depending on the specific outcomes and the geographic scope of such outcomes. In addition, if we were required to make modifications to our licensing practices in one jurisdiction, licensees and/or governmental agencies in other jurisdictions may attempt to obtain similar outcomes for themselves and/or for such other jurisdictions, as applicable.
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
National, state and local environmental laws and regulations affect our operations around the world. These laws may make it more expensive to manufacture, have manufactured and sell products, and our costs could increase if our vendors (e.g., third-party manufacturers or utility companies) pass on their costs to us. We are also subject to laws and regulations impacting the manufacturing operations we acquired through our RF360 Holdings joint venture as described in the Risk Factor entitled “There are numerous risks associated with our operation and control of manufacturing facilities we acquired through the formation of our joint venture with TDK, RF360 Holdings, including high fixed costs, environmental compliance and liability, exposure to natural disasters, timely supply of equipment and materials and manufacturing difficulties.”
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
We have had and may in the future have difficulty in certain circumstances in protecting or enforcing our intellectual property rights and/or contracts, including collecting royalties for use of our patent portfolio in particular foreign jurisdictions due to, among others: policies of foreign governments; challenges to our licensing practices under such jurisdictions’ competition laws; adoption of mandatory licensing provisions by foreign jurisdictions (either with controlled/regulated royalties or royalty free); failure of foreign courts to recognize and enforce judgments of contract breach and damages issued by courts in the United States; and/or challenges pending before foreign competition agencies to the pricing and integration of additional features and functionality into our chipset products. Certain licensees have disputed, underreported and/or underpaid royalties owed to us under their license agreements with us or reported to us in a manner that is not in compliance with their contractual obligations, and certain companies have yet to enter into or delayed entering into license agreements for their use of our intellectual property, and such licensees and/or companies may continue to do so in the future. Additionally, although our license agreements provide us with the right to audit the books and records of licensees, audits can be expensive, time consuming, incomplete and subject to dispute. Further, certain licensees may not comply with the obligation to provide full access to their books and records. To the extent we do not aggressively enforce our rights under our license agreements, licensees may not comply with their existing license agreements, and to the extent we do not aggressively pursue unlicensed companies to enter into license agreements with us for their use of our intellectual property, other unlicensed companies may not enter into license agreements.
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
There are numerous risks associated with our operation and control of manufacturing facilities we acquired through the formation of our joint venture with TDK, RF360 Holdings, including a higher portion of fixed costs relative to a fabless model, environmental compliance and liability, exposure to natural disasters, timely supply of equipment and materials and manufacturing difficulties.
Manufacturing facilities are characterized by a higher portion of fixed costs relative to a fabless model. In less favorable industry environments, in particular, we may be faced with a decline in the utilization rates of our manufacturing facilities due to decreases in demand for our products. During such periods, our manufacturing facilities could operate at lower capacity levels, while the fixed costs associated with full capacity continue to be incurred, resulting in lower gross profit.
We are subject to many environmental, health and safety laws and regulations in each jurisdiction in which we operate our manufacturing facilities, which govern, among other things, emissions of pollutants into the air, wastewater discharges, the use and handling of hazardous substances, waste disposal, the investigation and remediation of soil and ground water contamination and the health and safety of our employees. We are also required to obtain and maintain environmental permits from governmental authorities for certain of our operations. We cannot make assurances that we will be at all times in compliance with such laws, regulations and permits. Certain environmental laws impose strict, and in certain circumstances, joint and several, liability on current or previous owners or operators of real property for the cost of investigation, removal or remediation of hazardous substances. Certain of these laws also assess liability on persons who arrange for hazardous substances to be sent to disposal or treatment facilities when such facilities are found to be contaminated. In addition, we could also be held liable for consequences arising out of human exposure to hazardous substances or other environmental damage.
We have manufacturing facilities in Asia and Europe. If flooding, earthquake, volcanic eruption or other natural disasters or geopolitical conflicts were to damage, destroy or disrupt our manufacturing facilities, it could disrupt our operations, delay new production and shipments of inventory or result in costly repairs, replacements or other costs. In addition, natural disasters or geopolitical conflicts may result in disruptions in transportation, distribution channels or supply chains, or significant increases in the prices of raw materials.
Our manufacturing operations depend on securing raw materials and other supplies in adequate quality and quantity in a timely manner from multiple suppliers, and in some cases we rely on a limited number of suppliers, particularly in Asia. Accordingly, there may be cases where supplies of raw materials and other products are interrupted by disaster, accident or some other event at a supplier, supply is suspended due to quality or other issues, or there is a shortage of supply due to a rapid increase in demand, which could impact production and prevent us from supplying products to our customers. If the supply-demand balance is disrupted, it may considerably increase costs of manufacturing due to increased prices we pay for raw materials or fuel. From time to time, suppliers may extend lead times, limit the amounts supplied to us or increase prices due to capacity constraints or other factors. Further, it may be difficult or impossible to substitute one piece of equipment for another or replace one type of material with another. A failure by our suppliers to deliver our requirements could result in disruptions to our manufacturing operations.
Our manufacturing processes are highly complex, require advanced and costly equipment and must be continuously modified to improve yields and performance. Difficulties in the production process can reduce yields or interrupt production, and as a result we may not be able to deliver products or do so in a timely, cost-effective or competitive manner. Further, to remain competitive and/or meet customer demand, we may be required to improve our facilities and process technologies and carry out extensive research and development, each of which may require investment of significant amounts of capital, and may have a material adverse effect on our results of operations, financial condition and/or cash flows.
The continued and future success of our licensing programs can be impacted by the deployment of other technologies in place of technologies based on CDMA, OFDMA and their derivatives; the success of our licensing programs for 4G single mode products and emerging industry segments; and the need to extend license agreements that are expiring and/or to cover additional future patents.
Although we own a very strong portfolio of issued and pending patents related to EDGE, OFDM, OFDMA, WLAN and other technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing revenues as our CDMA licensing program has been. Many wireless operators are investigating, have selected or have deployed OFDMA-based LTE as their next-generation 4G technology in existing (or future if not yet deployed) wireless spectrum bands as complementary to their existing CDMA-based networks. While 3G/4G multimode products are generally covered by our existing 3G licensing agreements, products that implement 4G but do not also implement 3G are generally not covered by these agreements. Although we believe that our patented technology is essential and useful to implementation of the LTE industry standards and have granted royalty-bearing licenses to more than 225 companies (including Huawei, Lenovo, LG, Microsoft, Oppo, Samsung, Sony Mobile, vivo, Xiaomi and ZTE) that have realized that they need a license to our patents to make and sell products implementing 4G standards but not implementing 3G standards, it may be difficult to agree on material terms and/or conditions of new license agreements that are acceptable to us with companies that are currently unlicensed. Further, the royalty rates for single mode 4G products are lower than our royalty rates for 3G and 3G/4G multimode products, so, without a corresponding increase in volumes and/or device ASP, we will not achieve the same licensing revenues on such LTE products as on 3G and 3G/4G multimode products. In addition, new connectivity and other services are emerging that rely on devices that may or may not be used on traditional cellular networks, such as devices used in the connected home or the IoT. We also seek to diversify and broaden our technology licensing programs to new industry segments in which we can utilize our technology leadership, such as wireless charging and other technologies. Standards, even de facto standards, that develop as these technologies mature, in particular those that do not include a base level of interoperability, may impact our ability to obtain royalties that are equivalent to those that we receive for 3G and 3G/4G multimode products used in cellular communications. Although we believe that our patented technology is essential and useful to the commercialization of such services, the royalties we receive may be lower than those we receive from our current licensing program.
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
We depend on a limited number of third-party suppliers for the procurement, manufacture and testing of our products manufactured in a fabless production model. If we fail to execute supply strategies that provide technology leadership, supply assurance and low cost, our operating results and our business may be harmed. We are also subject to order and shipment uncertainties that could negatively impact our operating results.
Our QCT segment primarily utilizes a fabless production model, which means that we generally do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Other than the manufacturing facilities we now operate through our recent RF360 Holdings joint venture, we rely on independent third-party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. We employ both turnkey and two-stage manufacturing models to purchase our integrated circuits. Under the turnkey model, our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing model, we purchase die in singular or wafer form from semiconductor manufacturing foundries and contract with separate third-party suppliers for manufacturing services such as wafer bump, probe, assembly and the majority of our final test requirements. The semiconductor manufacturing foundries that supply products to our QCT segment are primarily located in Asia, as are our primary warehouses where we store finished goods for fulfillment of customer orders. The following could have an adverse effect on our ability to meet customer demands and/or negatively impact our revenues, business operations, profitability and/or cash flows:

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

•
additional expense and/or production delays as a result of qualifying a new supplier and commencing volume production or testing in the event of a loss of or a decision to add or change a supplier; and/or

•	natural disasters or geopolitical conflicts, particularly in Asia, impacting our suppliers.

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
We engage in strategic acquisitions and other transactions, including joint ventures, and make investments, which we believe are important to the future of our business, with the goal of maximizing stockholder value. We acquire businesses and other assets, including patents, technology, wireless spectrum and other intangible assets, enter into joint ventures or other strategic transactions, and purchase minority equity interests in or make loans to companies that may be private and early-stage. Our strategic activities are generally focused on opening or expanding opportunities for our technologies and supporting the design and introduction of new products and services (or enhancing existing products or services) for voice and data communications and new industry segments. Recent material transactions include our acquisition of CSR plc, our RF360 Holdings joint venture with TDK Corporation and our proposed acquisition of NXP. Many of our strategic activities entail a high degree of risk and require the use of domestic and/or foreign capital, and investments may not become liquid for several years after the date of the investment, if at all. Our strategic activities may not generate financial returns or result in increased adoption or continued use of our technologies, products or services. In some cases, we may be required to consolidate or record our share of the earnings or losses of companies in which we have acquired ownership interests. In addition, we may record impairment charges related to our strategic activities. Any losses or impairment charges that we incur related to strategic activities will have a negative impact on our financial results, and we may continue to incur new or additional losses related to strategic assets or investments that we have not fully impaired or exited. We may underestimate the costs and/or overestimate the benefits, including product and other synergies and growth opportunities that we expect to realize, and we may not achieve them. If we do not achieve the anticipated benefits of business acquisitions or other strategic activities, our results of operations may be adversely affected, and we may not enhance stockholder value by engaging in these transactions.
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
We maintain an extensive investment portfolio of varied holdings, which are generally classified as available-for-sale and are therefore recorded on our consolidated balance sheet at fair value, with unrealized gains or losses reported as a component of accumulated other comprehensive income. The fair values of our investments are subject to fluctuation based primarily on market price volatility, as well as the underlying operations of the associated investment, among other things. If the fair value of such investments decreases below their cost basis, as some of our previous investments have, we may be required in certain circumstances to recognize a loss in our results of operations. The sensitivity of and risks associated with the market value of our investment portfolio are described more fully in our Annual Report on Form 10-K for our fiscal year ended September 25, 2016 and “Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report.
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
The use of devices containing our products to access untrusted content creates a risk of exposing the system software in those devices to viral or malicious attacks. While we continue to focus on this issue and are taking measures to safeguard our products from cybersecurity threats, device capabilities continue to evolve, enabling more data and processes, such as computing, and increasing the risk of security failures. Further, our products are inherently complex and may contain defects or errors that are detected only when the products are in use. The design process interface in new domains of technology and the migration to integrated circuit technologies with smaller geometric feature sizes are complex and add risk to manufacturing yields and reliability. Further, manufacturing, testing, marketing and use of our products and those of our customers and licensees entail the risk of product liability. Because our products and services are responsible for critical functions in our customers’ products and/or networks, security failures, defects or errors in our products or services could have an adverse impact on us, on our customers and/or on the end users of our customers’ products. Such adverse impact could include product liability claims or recalls; write-offs of our inventories, property, plant and equipment and/or intangible assets; unfavorable purchase commitments; a shift of business to our competitors; a decrease in demand for connected devices and wireless services; damage to our reputation and to our customer relationships; and other financial liability or harm to our business. Further, security failures, defects or errors in the products of our customers or licensees, such as the recent issues with the Galaxy Note 7 that caused Samsung to discontinue that product, could have an adverse impact on our operating results due to a delay or decrease in demand for our products or services generally, and our premium-tier products in particular, among other factors.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2016 Annual Report on Form 10-K. At March 26, 2017, there have been no material changes to the financial market risks described at September 25, 2016, except as described below. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
Equity Price Risk. We hold a diversified marketable securities portfolio that includes equity securities and fund shares that are subject to equity price risk. We have made investments in marketable equity securities of companies of varying size, style, industry and geography and changes in investment allocations may affect the price volatility of our investments. On October 27, 2016, we announced a definitive agreement under which Qualcomm River Holdings will acquire NXP for estimated total cash consideration of $38 billion. We intend to fund the transaction with cash held by foreign entities, which will result in the use of a substantial portion of our cash, cash equivalents and marketable securities, as well as new debt. As a result, in the first quarter of fiscal 2017, we began and expect to continue divesting a substantial portion of our marketable securities portfolio, including our equity securities and fund shares. The recorded values of our marketable equity securities and fund shares decreased to $246 million at March 26, 2017 from $1.7 billion at September 25, 2016. At March 26, 2017, we had no gross unrealized losses related to our marketable equity securities and fund shares. A 10% decrease in the market price of our marketable equity securities and fund shares at March 26, 2017 would have caused a decrease in the carrying amounts of these securities of $25 million.
Interest Rate Risk - Investment Portfolio. We invest a portion of our cash in a number of diversified fixed- and floating-rate securities consisting of cash equivalents, marketable debt securities, debt funds and derivative instruments related to our investment portfolio that are subject to interest rate risk. Changes in the general level of interest rates can affect the fair value of our investment portfolio. If interest rates in the general economy were to rise, our holdings could lose value. In the first six months of fiscal 2017, in anticipation of funding the proposed NXP acquisition, we began to, and expect to continue to, divest a substantial portion of our investment portfolio that is subject to interest rate risk. As a result, the fair value of our investment portfolio is subject to lower interest rate risk. At March 26, 2017, a hypothetical increase in interest rates of 100 basis points across the entire yield curve on our holdings would have resulted in a decrease of $387 million in the fair value of our holdings. At September 25, 2016, a hypothetical increase in interest rates of 100 basis points across the entire yield curve on our holdings would have resulted in a decrease of $501 million in the fair value of our holdings.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting in the second quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
We have provided updated Risk Factors in the section labeled “Risk Factors” in “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The “Risk Factors” section provides updated information in certain areas. With the exception of the new risk factors labeled “If we are required to change our patent licensing practices due to governmental investigations and/or private legal proceedings challenging those practices, our business and financial results could be adversely impacted” and “There are numerous risks associated with our operation and control of manufacturing facilities we acquired through the formation of our joint venture with TDK, RF360 Holdings, including a higher portion of fixed costs relative to a fabless model, environmental compliance and liability, exposure to natural disasters, timely supply of equipment and materials and manufacturing difficulties,” and related changes in several other risk factors, we do not believe those updates have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities in the second quarter of fiscal 2017 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
December 26, 2016 to January 22, 2017	1,449	$65.93	1,449	$2,447
January 23, 2017 to February 19, 2017	3,392	55.33	3,392	2,259
February 20, 2017 to March 26, 2017	—	—	—	2,259
Total	4,841		4,841

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)
On March 9, 2015, we announced a repurchase program authorizing us to repurchase up to $15 billion of our common stock. At March 26, 2017, $2.3 billion remained authorized for repurchase. The stock repurchase program has no expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
2.2	Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (2)	8-K	000-19528/ 161339867	1/13/2016	2.1
2.3	Amendment #1, dated December 20, 2016, to Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (2)	10-Q	000-19528/ 17546539	1/25/2017	2.3
2.4	Amendment #2, dated January 19, 2017, to Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (2)	10-Q	000-19528/ 17546539	1/25/2017	2.4
2.5	Purchase Agreement dated as of October 27, 2016 by and between Qualcomm River Holdings, B.V. and NXP Semiconductors N.V. (2)	8-K	000-19528/ 161956228	10/27/2016	2.1
2.6
Amendment #3, dated February 3, 2017, to Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (2)
						X
3.1	Restated Certificate of Incorporation, as amended.	10-Q	000-19528/ 161775595	7/20/2016	3.1

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
3.2	Amended and Restated Bylaws.	8-K	000-19528/ 161769723	7/15/2016	3.2
4.1	Indenture, dated May 20, 2015, between the Company and U.S. Bank National Association, as trustee.	8-K	000-19528/ 15880967	5/21/2015	4.1
4.2	Officers’ Certificate, dated May 20, 2015, for the Floating Rate Notes due 2018, the Floating Rate Notes due 2020, the 1.400% Notes due 2018, the 2.250% Notes due 2020, the 3.000% Notes due 2022, the 3.450% Notes due 2025, the 4.650% Notes due 2035 and the 4.800% Notes due 2045.	8-K	000-19528/ 15880967	5/21/2015	4.2
4.3	Form of Floating Rate Notes due 2018.	8-K	000-19528/ 15880967	5/21/2015	4.3
4.4	Form of Floating Rate Notes due 2020.	8-K	000-19528/ 15880967	5/21/2015	4.4
4.5	Form of 1.400% Notes due 2018.	8-K	000-19528/ 15880967	5/21/2015	4.5
4.6	Form of 2.250% Notes due 2020.	8-K	000-19528/ 15880967	5/21/2015	4.6
4.7	Form of 3.000% Notes due 2022.	8-K	000-19528/ 15880967	5/21/2015	4.7
4.8	Form of 3.450% Notes due 2025.	8-K	000-19528/ 15880967	5/21/2015	4.8
4.9	Form of 4.650% Notes due 2035.	8-K	000-19528/ 15880967	5/21/2015	4.9
4.10	Form of 4.800% Notes due 2045.	8-K	000-19528/ 15880967	5/21/2015	4.10
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steve Mollenkopf.					X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George S. Davis.					X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Steve Mollenkopf.					X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for George S. Davis.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.					X
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

Dated: April 19, 2017