Form 10-Q
period 2017-06-25
QUALCOMM INC/DE
filed 2017-07-19
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2017
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 17, 2017, was as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,476,066,796

QUALCOMM INCORPORATED
Form 10-Q
For the Quarter Ended June 25, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	June 25, 2017	September 25, 2016
ASSETS
Current assets:
Cash and cash equivalents	$14,909	$5,946
Marketable securities	5,954	12,702
Accounts receivable, net	3,532	2,219
Inventories	2,002	1,556
Other current assets	624	558
Total current assets	27,021	22,981
Marketable securities	16,889	13,702
Deferred tax assets	2,747	2,030
Property, plant and equipment, net	3,164	2,306
Goodwill	6,523	5,679
Other intangible assets, net	3,880	3,500
Other assets	4,155	2,161
Total assets	$64,379	$52,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,508	$1,858
Payroll and other benefits related liabilities	1,089	934
Unearned revenues	513	509
Short-term debt	2,495	1,749
Other current liabilities	3,558	2,261
Total current liabilities	9,163	7,311
Unearned revenues	2,111	2,377
Long-term debt	19,403	10,008
Other liabilities	2,419	895
Total liabilities	33,096	20,591

Commitments and contingencies (Note 6)

Stockholders’ equity:
Qualcomm stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,476 shares issued and outstanding	225	414
Retained earnings	30,778	30,936
Accumulated other comprehensive income	291	428
Total Qualcomm stockholders’ equity	31,294	31,778
Noncontrolling interests	(11)	(10)
Total stockholders’ equity	31,283	31,768
Total liabilities and stockholders’ equity	$64,379	$52,359

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Revenues:
Equipment and services	$4,121	$3,875	$11,949	$11,311
Licensing	1,250	2,169	4,438	6,059
Total revenues	5,371	6,044	16,387	17,370
Costs and expenses:
Cost of revenues	2,488	2,534	7,140	7,210
Research and development	1,391	1,268	4,087	3,922
Selling, general and administrative	710	620	1,917	1,817
Other (Note 2)	9	30	962	(270)
Total costs and expenses	4,598	4,452	14,106	12,679
Operating income	773	1,592	2,281	4,691
Interest expense	(133)	(75)	(330)	(221)
Investment and other income, net (Note 2)	218	176	635	403
Income before income taxes	858	1,693	2,586	4,873
Income tax benefit (expense)	7	(250)	(290)	(770)
Net income	865	1,443	2,296	4,103
Net loss attributable to noncontrolling interests	1	1	1	3
Net income attributable to Qualcomm	$866	$1,444	$2,297	$4,106

Basic earnings per share attributable to Qualcomm	$0.59	$0.98	$1.55	$2.76
Diluted earnings per share attributable to Qualcomm	$0.58	$0.97	$1.54	$2.74
Shares used in per share calculations:
Basic	1,478	1,471	1,478	1,487
Diluted	1,491	1,486	1,491	1,500

Dividends per share announced	$0.57	$0.53	$1.63	$1.49

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Net income	$865	$1,443	$2,296	$4,103
Other comprehensive income (loss), net of income taxes:
Foreign currency translation gains (losses)	138	5	128	(6)
Reclassification of foreign currency translation (gains) losses included in net income	(1)	15	(1)	21
Noncredit other-than-temporary impairment losses related to certain available-for-sale debt securities and subsequent changes in fair value	—	1	6	(49)
Reclassification of net other-than-temporary losses on available-for-sale securities included in net income	1	27	82	128
Net unrealized gains (losses) on other available-for-sale securities	37	176	(104)	135
Reclassification of net realized gains on available-for-sale securities included in net income	(72)	(35)	(200)	(76)
Net unrealized losses on derivative instruments	(40)	(4)	(43)	(4)
Reclassification of net realized gains on derivative instruments	(3)	(1)	(5)	—
Total other comprehensive income (loss)	60	184	(137)	149
Total comprehensive income	925	1,627	2,159	4,252
Comprehensive loss attributable to noncontrolling interests	1	1	1	3
Comprehensive income attributable to Qualcomm	$926	$1,628	$2,160	$4,255

See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	June 25, 2017	June 26, 2016
Operating Activities:
Net income	$2,296	$4,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,064	1,092
Indefinite and long-lived asset impairment charges	76	94
Income tax provision less than income tax payments	(467)	(236)
Gain on sale of wireless spectrum	—	(380)
Non-cash portion of share-based compensation expense	712	730
Incremental tax benefits from share-based compensation	(38)	(3)
Net realized gains on marketable securities and other investments	(375)	(142)
Impairment losses on marketable securities and other investments	163	138
Other items, net	14	—
Changes in assets and liabilities:
Accounts receivable, net	(1,021)	39
Inventories	(182)	169
Other assets	111	153
Trade accounts payable	(543)	263
Payroll, benefits and other liabilities	615	(434)
Unearned revenues	(149)	(270)
Net cash provided by operating activities	2,276	5,316
Investing Activities:
Capital expenditures	(428)	(389)
Purchases of available-for-sale marketable securities	(15,509)	(12,960)
Proceeds from sales and maturities of available-for-sale marketable securities	19,643	10,303
Purchases of trading securities	—	(177)
Proceeds from sales and maturities of trading securities	—	779
Purchases of other marketable securities	(705)	—
Proceeds from sales of other marketable securities	—	450
Deposits of investments designated as collateral	(2,000)	—
Acquisitions and other investments, net of cash acquired	(1,401)	(663)
Proceeds from sale of wireless spectrum	—	232
Other items, net	58	196
Net cash used by investing activities	(342)	(2,229)
Financing Activities:
Proceeds from short-term debt	6,848	6,633
Repayment of short-term debt	(7,598)	(5,885)
Proceeds from long-term debt	10,953	—
Proceeds from issuance of common stock	331	422
Repurchases and retirements of common stock	(1,027)	(3,698)
Dividends paid	(2,411)	(2,208)
Incremental tax benefits from share-based compensation	38	3
Other items, net	(133)	(32)
Net cash provided (used) by financing activities	7,001	(4,765)
Effect of exchange rate changes on cash and cash equivalents	28	3
Net increase (decrease) in cash and cash equivalents	8,963	(1,675)
Cash and cash equivalents at beginning of period	5,946	7,560
Cash and cash equivalents at end of period	$14,909	$5,885
See Accompanying Notes to Condensed Consolidated Financial Statements.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation
Financial Statement Preparation. These condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (collectively with its subsidiaries, the Company or Qualcomm) in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2016. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three-month and nine-month periods ended June 25, 2017 and June 26, 2016 included 13 weeks and 39 weeks, respectively.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
Earnings Per Common Share. Basic earnings per common share are computed by dividing net income attributable to Qualcomm by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share are computed by dividing net income attributable to Qualcomm by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. The dilutive common share equivalents, calculated using the treasury stock method, were 12,221,000 and 13,511,000 in the three and nine months ended June 25, 2017, respectively, and 14,812,000 and 13,325,000 in the three and nine months ended June 26, 2016, respectively. Shares of common stock equivalents outstanding that were not included in the computation of diluted earnings per common share, because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period, were 561,000 and 3,815,000 in the three and nine months ended June 25, 2017, respectively, and 1,378,000 and 3,150,000 in the three and nine months ended June 26, 2016, respectively.
Share-Based Compensation. Total share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Cost of equipment and services revenues	$10	$10	$30	$31
Research and development	147	152	455	478
Selling, general and administrative	70	73	227	221
Share-based compensation expense before income taxes	227	235	712	730
Related income tax benefit	(28)	(38)	(113)	(126)
	$199	$197	$599	$604
At June 25, 2017, total unrecognized compensation expense related to nonvested restricted stock units granted prior to that date was $1.1 billion, which is expected to be recognized over a weighted-average period of 1.8 years.
Recent Accounting Pronouncements. In May 2014, the FASB issued new guidance related to revenue recognition, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue as control of goods or services transfers to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. It defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The Company will adopt the new guidance in the first quarter of fiscal 2019. Two methods of adoption are permitted: (a) full retrospective adoption, meaning the standard is applied to all periods presented or (b) modified retrospective adoption, meaning the cumulative effect of applying the new guidance is recognized as an adjustment to the opening retained earnings balance. The Company currently expects the adoption of this new guidance to most significantly

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

impact its licensing business. Specifically, the Company expects a change in the timing of revenues recognized from sales-based royalties. The Company currently recognizes sales-based royalties as revenues in the period in which such royalties are reported by licensees, which is after the conclusion of the quarter in which the licensees’ sales occur and when all other revenue recognition criteria are met. Under the new guidance, the Company will be required to estimate and recognize sales-based royalties in the period in which the associated sales occur, resulting in an acceleration of revenue recognition compared to the current method. Upon adoption of the new guidance, licenses to use portions of the Company’s intellectual property portfolio will be considered one performance obligation, and license fees will be recognized as revenues on a straight-line basis over the term of the license agreement, which is similar to the recognition of license revenues under the current guidance. The Company currently accounts for customer incentive arrangements in its licensing and chip businesses, including volume-related and other pricing rebates or cost reimbursements for marketing and other activities involving certain of the Company’s products and technologies, primarily based on the maximum potential liability. Under the new guidance, the Company expects to estimate the amount of the customer incentive. The Company does not otherwise expect the adoption of the new guidance will have a material impact on its businesses and is in the process of determining the adoption method.
In January 2016, the FASB issued new guidance on classifying and measuring financial instruments, which requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk be recognized separately in other comprehensive income. Additionally, it changes the disclosure requirements for financial instruments. The new guidance will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted for certain provisions. The Company does not intend to adopt any provisions of the new guidance early and is in the process of determining the effects the adoption will have on its consolidated financial statements.
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
In March 2016, the FASB issued new guidance that changes the accounting for share-based payments, including income taxes, classification of awards and classification in the statement of cash flows. The new guidance will increase the number of shares an employer can withhold to cover income taxes on share-based payment awards and still qualify for the exemption to liability classification. In addition, under the new guidance, excess tax benefits or deficiencies associated with share-based payment awards will be recognized through earnings when the awards vest or settle, rather than in stockholders’ equity. As a result, subsequent to adoption, the Company’s income tax expense and associated effective tax rate will be impacted by fluctuations in stock price between the grant dates and vesting dates of equity awards. The new guidance will be effective for the Company starting in the first quarter of fiscal 2018.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

new guidance will be effective for the Company starting in the first quarter of fiscal 2019 on a modified retrospective basis, and early adoption is permitted. The Company does not intend to adopt the new guidance early and is in the process of determining the effects the adoption will have on its consolidated financial statements.
Note 2. Composition of Certain Financial Statement Items

Accounts Receivable (in millions)
	June 25, 2017	September 25, 2016
Trade, net of allowances for doubtful accounts of $11 and $1, respectively	$3,500	$2,194
Long-term contracts	22	20
Other	10	5
	$3,532	$2,219
Approximately 75% of the increase in accounts receivable was due to the short payment of royalties reported by and deemed collectible from Apple’s contract manufacturers. This same amount is recorded in customer-related liabilities for Apple, since the Company does not have the contractual right to offset these amounts. The remaining increase in accounts receivable resulted from the accounts receivable relating to the Company’s recently formed RF360 Holdings joint venture (Note 8) and the timing of the collection of payments from certain of the Company’s other licensees.

Inventories (in millions)
	June 25, 2017	September 25, 2016
Raw materials	$80	$1
Work-in-process	902	847
Finished goods	1,020	708
	$2,002	$1,556

Other Current Liabilities (in millions)
	June 25, 2017	September 25, 2016
Customer incentives and other customer-related liabilities	$2,589	$1,710
Other	969	551
	$3,558	$2,261
Customer incentives and other customer-related liabilities substantially consist of amounts payable to customers for incentive and other arrangements, including volume-related and other pricing rebates and cost reimbursements for marketing and other activities involving certain of the Company’s products and technologies. The corresponding charges for such arrangements were recorded as a reduction to revenues.
Other Income, Costs and Expenses. Other expenses in the nine months ended June 25, 2017 consisted of a $927 million charge related to the KFTC fine (Note 6), including related foreign currency losses, and $35 million in restructuring and restructuring-related charges related to the Company’s Strategic Realignment Plan. Other expenses in the three months ended June 26, 2016 consisted of restructuring and restructuring-related charges related to the Company’s Strategic Realignment Plan. Other income in the nine months ended June 26, 2016 included a gain of $380 million on the sale of wireless spectrum in the United Kingdom that was held by the QSI (Qualcomm Strategic Initiative) segment in the first quarter of fiscal 2016 for $232 million in cash and $275 million in deferred payments due in 2020 to 2023, which were recorded at their present values in other assets. Other income in the nine months ended June 26, 2016 also included $158 million in restructuring and restructuring-related charges, which were partially offset by a $48 million gain on the sale of the Company’s business that provided augmented reality applications, both of which related to the Company’s Strategic Realignment Plan.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investment and Other Income, Net (in millions)
	Three Months Ended		Nine Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Interest and dividend income	$147	$156	$466	$451
Net realized gains on marketable securities	124	56	330	99
Net realized gains on other investments	15	13	45	43
Impairment losses on marketable securities	(2)	(20)	(127)	(109)
Impairment losses on other investments	(13)	(13)	(36)	(29)
Equity in net losses of investees	(31)	(18)	(42)	(49)
Net losses on foreign currency transactions	(26)	—	(26)	—
Net gains (losses) on derivative investments	4	2	25	(3)
	$218	$176	$635	$403
Note 3. Income Taxes
The Company estimates its annual effective income tax rate to be approximately 11% for fiscal 2017, which is less than its 17% effective income tax rate for fiscal 2016. Tax benefits from foreign income taxed at rates lower than rates in the United States are expected to be approximately 27% in fiscal 2017, compared to 16% in fiscal 2016, primarily resulting from lower estimated United States revenues related to decreased royalty revenues from Apple’s contract manufacturers and the BlackBerry arbitration (Note 6). In the nine months ended June 25, 2017, the Company recorded a charge of $927 million related to the KFTC fine (Note 6), which is not deductible for tax purposes and is attributable to both the United States and a foreign jurisdiction. The estimated annual effective tax rate of 11% for fiscal 2017 also reflects the increase in the Company’s Singapore tax rate as a result of the expiration of certain of its tax incentives in March 2017, which is partially offset by tax benefits resulting from the increase in the Singapore tax rate that will be in effect when certain deferred tax assets are scheduled to reverse. The annual effective tax rate of 17% for fiscal 2016 reflected a $101 million tax benefit recorded discretely in the third quarter of fiscal 2016 resulting from a worthless stock deduction on a domestic subsidiary of one of the Company’s former display businesses and a $79 million benefit recorded discretely in the first quarter of fiscal 2016 related to fiscal 2015 resulting from the retroactive and permanent reinstatement of the United States federal research and development tax credit.
The effective tax rate of 1% benefit for the third quarter of fiscal 2017 was less than the estimated annual effective tax rate of 11% provision primarily resulting from a reduction in the third quarter of fiscal 2017 to the Company’s expected United States revenues principally related to decreased royalty revenues from Apple’s contract manufacturers (Note 6).
Unrecognized tax benefits were $278 million and $271 million at June 25, 2017 and September 25, 2016, respectively. The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits at June 25, 2017 may increase or decrease in the next 12 months.
The Company is subject to income taxes in the United States and numerous foreign jurisdictions and is currently under examination by the United States and various other tax authorities worldwide, most notably in countries where the Company earns a routine return and tax authorities believe substantial value-add activities are performed. These examinations are at various stages with respect to assessments, claims, deficiencies and refunds. As of June 25, 2017, the Company believes that adequate amounts have been reserved based on facts known. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts give rise to a revision become known, which may have a negative impact on the Company’s results of operations.
Note 4. Stockholders’ Equity
Changes in stockholders’ equity in the nine months ended June 25, 2017 were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Qualcomm Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at September 25, 2016	$31,778	$(10)	$31,768
Net income (loss)	2,297	(1)	2,296
Other comprehensive loss	(137)	—	(137)
Common stock issued under employee benefit plans and related tax benefits	345	—	345
Share-based compensation	758	—	758
Tax withholdings related to vesting of share-based payments	(263)	—	(263)
Dividends	(2,457)	—	(2,457)
Stock repurchases	(1,027)	—	(1,027)
Balance at June 25, 2017	$31,294	$(11)	$31,283
Accumulated Other Comprehensive Income. Changes in the components of accumulated other comprehensive income, net of income taxes, in Qualcomm stockholders’ equity in the nine months ended June 25, 2017 were as follows (in millions):

	Foreign Currency Translation Adjustment	Noncredit Other-than-Temporary Impairment Losses and Subsequent Changes in Fair Value for Certain Available-for-Sale Debt Securities	Net Unrealized Gain (Loss) on Other Available-for-Sale Securities	Net Unrealized Gain (Loss) on Derivative Instruments	Total Accumulated Other Comprehensive Income
Balance at September 25, 2016	$(161)	$6	$532	$51	$428
Other comprehensive income (loss) before reclassifications	128	6	(104)	(43)	(13)
Reclassifications from accumulated other comprehensive (loss) income	(1)	11	(129)	(5)	(124)
Other comprehensive income (loss)	127	17	(233)	(48)	(137)
Balance at June 25, 2017	$(34)	$23	$299	$3	$291
In the nine months ended June 25, 2017, the Company entered into U.S. Treasury forward starting interest rate swaps in anticipation of its May 2017 debt offering (Note 5), which were designated as cash flow hedges. This resulted in the deferral of losses of $51 million in accumulated other comprehensive income, which will be recognized ratably over the 10- and 30-year terms of the underlying notes associated with the swaps. Reclassifications from accumulated other comprehensive income related to available-for-sale securities of $71 million and $118 million in the three and nine months ended June 25, 2017, respectively, and $22 million and $5 million in the three and nine months ended June 26, 2016, respectively, were recorded in investment and other income, net (Note 2). Reclassifications from accumulated other comprehensive income related to foreign currency translation losses were $15 million and $21 million in the three and nine months ended June 26, 2016 and were recorded in selling, general and administrative expenses and other operating expenses.
Stock Repurchase Program. On March 9, 2015, the Company announced a stock repurchase program authorizing it to repurchase up to $15 billion of the Company’s common stock. The stock repurchase program has no expiration date. In the nine months ended June 25, 2017 and June 26, 2016, the Company repurchased and retired 16,669,000 and 70,168,000 shares for $1.0 billion and $3.7 billion, respectively, before commissions. At June 25, 2017, $2.0 billion remained authorized for repurchase under the Company’s stock repurchase program.
Dividends. On July 13, 2017, the Company announced a cash dividend of $0.57 per share on the Company’s common stock, payable on September 20, 2017 to stockholders of record as of the close of business on August 30, 2017. In the nine months ended June 25, 2017 and June 26, 2016, dividends charged to retained earnings were as follows (in millions, except per share data):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	2017		2016
	Per Share	Total	Per Share	Total
First quarter	$0.53	$801	$0.48	$730
Second quarter	0.53	798	0.48	726
Third quarter	0.57	858	0.53	794
	$1.63	$2,457	$1.49	$2,250
Note 5. Debt
Revolving Credit Facility. In November 2016, the Company amended and restated its existing Revolving Credit Facility that provides for unsecured revolving facility loans, swing line loans and letters of credit (Amended and Restated Revolving Credit Facility) to increase the aggregate amount available to $5.0 billion, of which $530 million and $4.47 billion will expire in February 2020 and November 2021, respectively. The Company had not previously borrowed any funds under the existing Revolving Credit Facility. Proceeds from the Amended and Restated Revolving Credit Facility are expected to be used for general corporate purposes. Loans under the Amended and Restated Revolving Credit Facility will bear interest, at the option of the Company, at either the reserve-adjusted Eurocurrency Rate (determined in accordance with the Amended and Restated Revolving Credit Facility) or the Base Rate (determined in accordance with the Amended and Restated Revolving Credit Facility), in each case plus an applicable margin based on the Company’s long-term unsecured senior, non-credit enhanced debt ratings. The initial margins over the reserve-adjusted Eurocurrency Rate and the Base Rate will be 0.70% and 0.00% per annum, respectively. The Amended and Restated Revolving Credit Facility has a facility fee, which initially accrues at a rate of 0.05% per annum. At June 25, 2017, the Company had not borrowed any funds under the Amended and Restated Revolving Credit Facility.
Commercial Paper Program. The Company has an unsecured commercial paper program, which provides for the issuance of up to $5.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. Maturities of commercial paper can range from 1 day to up to 397 days. At June 25, 2017 and September 25, 2016, the Company had $999 million and $1.7 billion, respectively, of outstanding commercial paper recorded as short-term debt with weighted-average interest rates of 0.97% and 0.52%, respectively, which included fees paid to the commercial paper dealers and weighted-average remaining days to maturity of 28 days and 36 days, respectively. The carrying value of the outstanding commercial paper approximated its estimated fair value at June 25, 2017 and September 25, 2016.
Bridge Loan Facility. In October 2016, the Company entered into commitment letters pursuant to which the Company received commitments for senior unsecured bridge facility loans in an aggregate principal amount up to $13.6 billion (Bridge Loan Facility). Proceeds from the Bridge Loan Facility, if drawn, were intended to be used to finance, in part, the proposed acquisition of NXP by Qualcomm River Holdings B.V., a wholly owned subsidiary of the Company (Qualcomm River Holdings) (Note 8). Subsequently, the commitments available under the Bridge Loan Facility were reduced to $7.1 billion upon the Company entering into a $4.0 billion Term Loan Facility, described below, and the sale of certain assets by NXP Semiconductors N.V. for estimated net cash proceeds of $2.5 billion in February 2017. In May 2017, in connection with the Company’s issuance of an aggregate principal amount of $11.0 billion of unsecured floating-rate and fixed-rate notes, described below, the commitments available under the Bridge Loan Facility were reduced such that there were no remaining commitments available, and the Bridge Loan Facility was terminated. The Company had not previously borrowed any funds under the Bridge Loan Facility. The Bridge Loan Facility had a ticking fee, which accrued at a rate of 0.05% per annum commencing on December 26, 2016.
Term Loan Facility. In November 2016, the Company entered into a Credit Agreement that provides for senior unsecured delayed-draw term facility loans in an aggregate amount of $4.0 billion (Term Loan Facility). Proceeds from the Term Loan Facility, if drawn, will be used to finance the proposed acquisition of NXP. Commitments under the Term Loan Facility will expire on the first to occur of (i) the consummation of the proposed acquisition of NXP without using loans under the Term Loan Facility, (ii) the termination of Qualcomm River Holdings’s obligation to consummate the proposed acquisition of NXP and (iii) October 27, 2017 (unless such date is extended in accordance with the NXP purchase agreement). Loans under the Term Loan Facility will mature on the third anniversary of the date on which they are funded and will bear interest at either the reserve-adjusted Eurocurrency Rate (determined in accordance with the Term Loan Facility) or the Base Rate (determined in accordance with the Term Loan Facility), in each case plus an applicable margin based on the Company’s long-term unsecured senior, non-credit enhanced debt ratings. The initial margins over the reserve-adjusted Eurocurrency Rate and the Base Rate will be 0.875% and 0.00% per annum, respectively. The Term Loan Facility

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

has a ticking fee, which initially accrues at a rate of 0.05% per annum commencing on December 26, 2016. At June 25, 2017, the Company had not borrowed any funds under the Term Loan Facility.
Long-Term Debt. In May 2017, the Company issued an aggregate principal amount of $11.0 billion of unsecured floating-rate and fixed-rate notes with varying maturities. The proceeds from the notes of approximately $10.95 billion, net of underwriting discounts and offering expenses, are intended to be used to finance, in part, the Company’s proposed acquisition of NXP and other related transactions and for general corporate purposes. The following table provides a summary of the Company’s long-term debt (in millions except percentages):

	June 25, 2017		September 25, 2016
	Amount	Effective Rate	Amount	Effective Rate
May 2015 Issuance
Floating-rate three-month LIBOR plus 0.27% notes due May 18, 2018	$250	1.50%	$250	1.14%
Floating-rate three-month LIBOR plus 0.55% notes due May 20, 2020	250	1.78%	250	1.42%
Fixed-rate 1.40% notes due May 18, 2018	1,250	1.69%	1,250	0.93%
Fixed-rate 2.25% notes due May 20, 2020	1,750	2.07%	1,750	1.69%
Fixed-rate 3.00% notes due May 20, 2022	2,000	2.51%	2,000	2.04%
Fixed-rate 3.45% notes due May 20, 2025	2,000	3.46%	2,000	3.46%
Fixed-rate 4.65% notes due May 20, 2035	1,000	4.74%	1,000	4.74%
Fixed-rate 4.80% notes due May 20, 2045	1,500	4.71%	1,500	4.71%
May 2017 Issuance
Floating-rate three-month LIBOR plus 0.36% notes due May 20, 2019	750	1.68%	—
Floating-rate three-month LIBOR plus 0.45% notes due May 20, 2020	500	1.74%	—
Floating-rate three-month LIBOR plus 0.73% notes due January 30, 2023	500	2.00%	—
Fixed-rate 1.85% notes due May 20, 2019	1,250	2.00%	—
Fixed-rate 2.10% notes due May 20, 2020	1,500	2.20%	—
Fixed-rate 2.60% notes due January 30, 2023	1,500	2.70%	—
Fixed-rate 2.90% notes due May 20, 2024	1,500	3.01%	—
Fixed-rate 3.25% notes due May 20, 2027	2,000	3.46%	—
Fixed-rate 4.30% notes due May 20, 2047	1,500	4.47%	—
Total principal	21,000		10,000
Unamortized discount, including debt issuance costs	(110)		(57)
Hedge accounting fair value adjustments	9		65
Total	$20,899		$10,008
Reported as:
Short-term debt	$1,496		$—
Long-term debt	19,403		10,008
Total	$20,899		$10,008
Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes. The Company’s 2019 floating-rate notes, 2020 floating-rate notes, 2019 fixed-rate notes and 2020 fixed-rate notes issued in May 2017 for an aggregate principal amount of $4.0 billion are subject to a special mandatory redemption at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest to, but excluding, the date of such mandatory redemption. The redemption is required on the first to occur of (i) the termination of the NXP purchase agreement or (ii) October 27, 2017 (or such later date on or prior to June 1, 2018 to which such date is extended in accordance with the NXP purchase agreement). The Company may redeem the other fixed-rate notes at any time in whole, or from time to time in part, at specified make-whole premiums as defined in the applicable form of note. The Company may not redeem the other floating-rate notes prior to maturity. The Company is not subject to any financial covenants under the notes nor any covenants that would prohibit the Company from incurring additional indebtedness ranking equal to the notes, paying dividends, issuing securities or repurchasing securities issued by it or its subsidiaries. The obligations under the notes rank equally in right of

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

payment with all of the Company’s other senior unsecured indebtedness and will effectively rank junior to all liabilities of the Company’s subsidiaries. At June 25, 2017 and September 25, 2016, the aggregate fair value of the notes, based on Level 2 inputs, was approximately $21.5 billion and $10.6 billion, respectively.
In connection with the May 2015 debt issuance, the Company entered into interest rate swaps with an aggregate notional amount of $3.0 billion, which effectively converted all of the fixed-rate notes due in 2018 and approximately 43% and 50% of the fixed-rate notes due in 2020 and 2022, respectively, into floating-rate notes. The net gains and losses on the interest rate swaps, as well as the offsetting gains or losses on the related fixed-rate notes attributable to the hedged risks, are recognized in earnings in interest expense in the current period. The Company did not enter into similar interest rate swaps in connection with the May 2017 debt issuance.
The effective interest rates for the notes include the interest on the notes, amortization of the discount, which includes debt issuance costs, and if applicable, adjustments related to hedging. Cash interest paid related to the Company’s commercial paper program and long-term debt, net of cash received from the related interest rate swaps, was $289 million and $270 million in the nine months ended June 25, 2017 and June 26, 2016.
Debt Covenants. The Amended and Restated Revolving Credit Facility and the Term Loan Facility require, and the Bridge Loan Facility and prior Revolving Credit Facility required, that the Company comply with certain covenants, including one financial covenant to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization to consolidated interest expense, as defined in each of the respective agreements, of not less than three to one at the end of each fiscal quarter. At June 25, 2017 and September 25, 2016, the Company was in compliance with the applicable covenants under each facility outstanding at such time.
Note 6. Commitments and Contingencies
Legal Proceedings. ParkerVision, Inc. v. QUALCOMM Incorporated: On May 1, 2014, ParkerVision filed a complaint against the Company in the United States District Court for the Middle District of Florida alleging that certain of the Company’s products infringe certain ParkerVision patents. On August 21, 2014, ParkerVision amended the complaint, now captioned ParkerVision, Inc. v. QUALCOMM Incorporated, Qualcomm Atheros, Inc., HTC Corporation, HTC America, Inc., Samsung Electronics Co., LTD., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC, broadening the allegations. ParkerVision alleged that the Company infringes 11 ParkerVision patents and seeks damages and injunctive and other relief. On September 25, 2015, ParkerVision filed a motion with the court to sever some claims against the Company and all other defendants into a separate lawsuit. In addition, on December 3, 2015, ParkerVision dismissed six patents from the lawsuit and granted the Company and all other defendants a covenant not to assert those patents against any existing products. On February 2, 2016, after agreement among the parties, the District Court stayed the remainder of the case pending the resolution of the complaint filed by ParkerVision against the Company and other parties with the United States International Trade Commission (ITC) described below. The Company had previously filed Inter-Partes Review petitions with the United States Patent and Trademark Office (USPTO) to invalidate all asserted claims of several of the remaining patents. On March 7, 2017, the USPTO decided in the Company’s favor with respect to all asserted claims of one such patent. After the ITC action described below was closed, the parties agreed to further stay the District Court case pending ParkerVision’s appeals of the USPTO’s invalidation decisions.
On December 14, 2015, ParkerVision filed another complaint against the Company in the United States District Court for the Middle District of Florida alleging patent infringement. Apple Inc., Samsung Electronics Co., LTD., Samsung Electronics America, Inc., Samsung Telecommunications America, LLC, Samsung Semiconductor, Inc., LG Electronics, Inc., LG Electronics U.S.A., Inc. and LG Electronics MobileComm U.S.A., Inc. were also named defendants. The complaint asserts that certain of the Company’s products infringe four additional ParkerVision patents and seeks damages and other relief. On December 15, 2015, ParkerVision filed a complaint with the ITC pursuant to Section 337 of the Tariff Act of 1930 against the same parties asserting the same four patents. The complaint seeks an exclusion order barring the importation of products that use either of two Company transceivers or one Samsung transceiver and a cease and desist order preventing the Company and the other defendants from carrying out commercial activities within the United States related to such products. On January 13, 2016, the Company served its answer to the District Court complaint. On January 15, 2016, the ITC instituted an investigation. The District Court case was stayed on February 12, 2016 pending completion of the ITC investigation. Subsequently, ParkerVision announced that it had reached a settlement with Samsung which dismissed the Samsung entities from the ITC investigation and related District Court case. On February 2, 2017, the ITC granted ParkerVision’s motion to drop all but one patent and one accused product from the ITC investigation. On March 12, 2017, one day before the ITC hearing was scheduled to begin, ParkerVision moved to withdraw its ITC complaint in its entirety. The Company and the other defendants did not oppose the withdrawal of the complaint. On April 28, 2017, the ITC formally closed the

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

investigation. On May 4, 2017, ParkerVision filed a motion to reopen the related District Court case, and the District Court granted the motion on May 26, 2017. The parties are currently negotiating a schedule for the District Court proceeding.
The Company believes ParkerVision’s claims are without merit.
BlackBerry Limited (BlackBerry) Arbitration: On April 20, 2016, the Company and BlackBerry entered into an agreement to arbitrate BlackBerry’s allegation that it overpaid royalties on certain past sales of subscriber units based on the alleged effect of specific provisions in its license agreement. The arbitration hearing was held during the week of February 27, 2017 by a three-judge panel under the rules of the Judicial Arbitration and Mediation Services in San Diego, California. On April 11, 2017, the panel provided its decision, finding that the Company must pay to BlackBerry $815 million, plus interest at a rate of 10% from June 2015. The decision was limited to prepayment provisions unique to BlackBerry’s license agreement with the Company and has no impact on agreements with any other licensee. The decision was binding and not subject to appeal. The decision also found that BlackBerry was entitled to recover its reasonable attorneys’ fees in an amount to be determined by the panel. As a result, the Company recorded a reduction to licensing revenues of $974 million in the second quarter of fiscal 2017. On May 25, 2017, BlackBerry and the Company entered into a Joint Stipulation Regarding Final Award Agreement agreeing that the Company would pay BlackBerry $940 million to cover the award amount, pre-judgment interest and attorneys’ fees. This also reflected certain amounts that were owed to the Company by Blackberry. As a result, in the third quarter of fiscal 2017, the Company recorded royalty revenues in the QTL segment of $22 million, with the remaining amount recorded as an adjustment to revenues related to the arbitration decision. The Company paid this amount to BlackBerry on May 26, 2017.
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
On April 10, 2017, the Company filed its Answer and Counterclaims (amended on May 24, 2017) in response to Apple’s complaint denying Apple’s claims and asserting claims against Apple. The counterclaims against Apple include tortious interference with the Company’s long-standing Subscriber Unit License Agreements (SULAs) with third-party contract manufacturers of Apple devices, causing those contract manufacturers to withhold certain royalty payments owed to the Company; breach of contract and the implied covenant of good faith and fair dealing relating to the parties’ Cooperation Agreement; unjust enrichment and declaratory relief relating to the Cooperation Agreement; breach of contract based on Apple’s failure to pay amounts owed to the Company under a Statement of Work relating to a high-speed feature of the Company’s chipsets; breach of the parties’ software agreement; and violation of California Unfair Competition Law based on (i) Apple’s falsely claiming that there was “no discernible difference” between iPhones using the Company’s chipsets and iPhones using Intel Corp.’s chipsets, and (ii) Apple’s threatening the Company to prevent it from promoting the superior performance of the Company’s own chipsets. The Company also seeks declaratory judgments that the Company has satisfied its FRAND commitments with respect to Apple, and that the Company’s SULAs with the contract manufacturers do not violate either competition law or the Company’s FRAND commitments. On June 19, 2017, Apple filed a Partial Motion to Dismiss the Company’s counterclaim for violation of the California Unfair Competition Law. A hearing on that motion is scheduled for September 29, 2017. On June 20, 2017, Apple filed an Answer and Affirmative Defenses to the rest of the Company’s counterclaims, and also filed an Amended Complaint adding claims for declaratory judgments of invalidity of the nine patents that are subject to declaratory judgment claims in the original complaint, adding new declaratory judgment

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

claims for non-infringement, invalidity and a declaration of royalties for nine more patents. Apple also added claims for declaratory judgments that certain of the Company’s agreements are unenforceable. The Company’s deadline to respond to the Amended Complaint is July 21, 2017. On July 18, 2017, Apple filed a motion to consolidate this action with QUALCOMM Incorporated v. Compal Electronics, Inc. et al., discussed below.
On January 23, 2017, an Apple subsidiary in China filed two complaints against the Company in the Beijing Intellectual Property Court. On March 31, 2017, the court granted an application by Apple Inc. to join the actions as a plaintiff, and Apple amended the complaints. One of the complaints alleges a violation of China’s Anti-Monopoly Law (AML complaint); the other complaint requests a determination of the terms of a patent license between the Company and Apple (FRAND complaint). In particular, the AML complaint alleges that (i) the Company has abused its dominant position in communication standard-essential patents licensing markets and certain global baseband chipset markets by charging and offering royalty terms that were excessively high; (ii) the Company refused to license certain implementers of standardized technologies, including Apple and baseband chipset manufacturers; (iii) the Company forced Apple to use only the Company’s products and services; and (iv) the Company bundled licenses to standard-essential patents with licenses to non-standard-essential patents and imposed other unreasonable or discriminatory trading terms on Apple in violation of the AML. The AML complaint seeks a decree that the Company cease the alleged abuse of dominance, as well as damages in the amount of 1 billion Chinese Renminbi (approximately $146 million based on the exchange rate on June 25, 2017). The FRAND complaint makes allegations similar to the AML complaint and further alleges that the Company refused to offer licensing terms for the Company’s cellular standard-essential patents consistent with the Company’s FRAND licensing commitments and failed to provide to Apple certain information about the Company’s patents. The FRAND complaint seeks (i) a declaration that the license terms offered to Apple by the Company for its mobile communication standard essential patents are not compliant with FRAND; (ii) an order that the Company cease its actions that allegedly violate the Company’s FRAND obligations, including pricing on unfair, unreasonable and excessive terms, refusing to deal, imposing unreasonable trade conditions and failing to provide information on the Company’s patents; and (iii) a determination of FRAND-compliant license terms for the Company’s Chinese standard-essential patents. Apple also seeks its expenses in each of the cases. On March 3, 2017, the Company filed objections to the court’s jurisdiction in these cases. On April 17, 2017, the Company filed (i) new jurisdictional objections to the amended complaints; and (ii) opinions on Apple Inc.’s application to join the suits as a plaintiff. On May 17, 2017, the Company filed supplemental jurisdictional objections.
On February 16, 2017, Apple and one of its Japanese subsidiaries filed four complaints against the Company in the Tokyo District Court. In three of the complaints, Apple seeks declaratory judgment of non-infringement by Apple of three of the Company’s patents. Apple further seeks a declaration that the Company’s patent rights with respect to those three patents are exhausted by the Company’s SULAs with the contract manufacturers of Apple’s devices as well as the Company’s sale of baseband chipsets. Apple also seeks an award of fees. On May 15, 2017, the Company learned of the fourth complaint. In that complaint, Apple and one of its Japanese subsidiaries seek damages of 100 million Japanese Yen (approximately $1 million based on the exchange rate on June 25, 2017) from the Company, based on allegations that the Company violated the Japanese Antimonopoly Act and the Japanese Civil Code. In particular, the fourth complaint alleges that (i) the Company holds a monopoly position in the market for baseband processor chipsets that implement certain cellular standards; (ii) the Company collects double royalties through its license agreements and the sale of chipsets; (iii) the Company refused to grant Apple a license on FRAND terms and forced Apple to execute a rebate agreement under unreasonable conditions; (iv) the Company refused to grant Apple a direct license; and (v) the Company demanded a license fee based on the market value of the total device. The Company has filed answers to two of the complaints and intends to file answers to the others prior to their due dates.
On March 2, 2017, the Company learned that Apple and certain of its European subsidiaries issued a Claim Form against the Company in the UK High Court of Justice, Chancery Division, Patents Court on January 23, 2017. The Claim Form alleges several European competition law claims, including refusal to license competing chipmakers, failure to offer Apple a direct license to the Company’s standard-essential patents on FRAND terms, demanding excessive royalties for the Company’s standard-essential patents, and demanding excessive license fees for the use of the Company’s standard-essential patents in connection with chipsets purchased from the Company. Apple also seeks declarations that it is a willing licensee and that commercial activity in relation to its iPhones and iPads attributable to, implemented by, or using the Company’s chipsets does not infringe any of the Company’s patents because the Company either exhausted its patent rights or granted Apple an implied license. Finally, Apple claims that five of the Company’s European (UK) patents are invalid.
On April 20, 2017, the Company was informed that on April 18, 2017, Apple and one of its Taiwanese subsidiaries filed a complaint against the Company in the Taiwan Intellectual Property Court alleging that the Company has abused a dominant market position in licensing wireless standard-essential patents and selling baseband chipsets, including improper pricing,

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

refusal to deal, exclusive dealing, tying, imposing unreasonable trade terms and discriminatory treatment. The complaint seeks rulings that the Company not use the sales price of the terminal device as the royalty base for standard-essential patents; not leverage its cellular standard-essential patents to obtain licenses of our non-standard-essential patents or demand cross-licenses without proper compensation; not refuse, reduce, delay or take any other action to limit the supply of its baseband chipsets to non-licensees; that the Company must license its standard-essential patents on FRAND terms; and that the Company shall not, based on standard-essential patents, seek injunctions. The complaint also seeks damages of 10 million New Taiwan Dollars (less than $1 million based on the exchange rate on June 25, 2017), among other relief.
On July 14, 2017, the Company filed a motion for anti-suit injunction in the Southern District of California, asking the court to enjoin Apple from pursuing its foreign actions in the UK, China, Japan and Taiwan and from initiating other duplicative foreign actions, while the action in the Southern District of California is pending. Apple’s opposition to this motion is due on August 4, 2017. A hearing on this motion is scheduled for August 18, 2017.
The Company believes Apple’s claims in the above matters are without merit.
QUALCOMM Incorporated v. Compal Electronics, Inc. et al.: On May 17, 2017, the Company filed a complaint in the United States District Court for the Southern District of California against Compal Electronics, Inc. (Compal), FIH Mobile, Ltd., Hon Hai Precision Industry Co., Ltd. (together with FIH Mobile, Ltd., Foxconn), Pegatron Corporation (Pegatron) and Wistron Corporation (Wistron) asserting claims for injunctive relief, specific performance, declaratory relief and damages stemming from the defendants’ breach of contracts by ceasing the payment of royalties for iPhones and other devices which they manufacture for Apple. On May 24, 2017, the Company filed a Motion for Preliminary Injunction seeking to enjoin each of the defendants from violating their license agreements during the pendency of the litigation. On July 17, 2017, Compal, Foxconn, Pegatron and Wistron each filed third party complaints for contractual indemnity against Apple seeking to join Apple as a party to the action. On July 18, 2017, Apple filed an answer to these third party complaints acknowledging its indemnity agreements and consenting to be joined. On that same date, the defendants and Apple filed papers opposing the motion for preliminary injunction. A hearing on the preliminary injunction motion is scheduled for August 15, 2017. Also on July 18, 2017, the defendants filed an Answer and Counterclaims to the complaint, asserting defenses and counterclaims similar to allegations previously made by Apple in the Southern District of California case, discussed above. In addition, the defendants asserted certain new claims, including claims under Section 1 of the Sherman Act and California’s Cartwright Act. The defendants seek damages, declaratory relief, injunctive relief, restitution of certain royalties and other relief. Finally, on July 18, 2017, Apple filed a motion to consolidate this action with the Apple Inc. v. QUALCOMM Incorporated case in the Southern District of California, discussed above.
The Company believes Compal’s, Foxconn’s, Pegatron’s and Wistron’s claims in the above matter are without merit.
QUALCOMM Incorporated v. Apple Inc.: On July 6, 2017, the Company filed a complaint in the United States District Court for the Southern District of California against Apple asserting claims for damages and injunctive relief for infringement of six of the Company’s patents directed to a variety of features found in iPhone models. On July 7, 2017, the Company filed a complaint in the United States International Trade Commission (ITC) against Apple requesting that the ITC institute an investigation pursuant to Section 337 of the Tariff Act of 1930 based on Apple’s infringement of the same six patents. The Company is seeking a limited exclusion order and cease and desist order against importation of iPhone models that do not contain a Qualcomm brand baseband processor. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms.
On July 17, 2017, the Company filed complaints against Apple and certain of its subsidiaries in the Federal Republic of Germany, asserting infringement of one patent in the Mannheim Regional Court and infringement of another patent in Munich District Court. The complaints seek remedies including damages and injunctive relief. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms.
3226701 Canada, Inc. v. QUALCOMM Incorporated et al: On November 30, 2015, plaintiffs filed a securities class action complaint against the Company and certain of its current and former officers in the United States District Court for the Southern District of California. On April 29, 2016, plaintiffs filed an amended complaint. On January 27, 2017, the court dismissed the amended complaint in its entirety, granting leave to amend. On March 17, 2017, plaintiffs filed a second amended complaint, alleging that the Company and certain of its current and former officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and misleading statements regarding the Company’s business outlook and product development between November 19, 2014 and July 22, 2015. The second amended complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On May 8, 2017, the Company filed a motion to dismiss the second amended complaint, which motion is pending. The Company believes the plaintiffs’ claims are without merit.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Securities Class Action Lawsuit: On January 23, 2017 and January 26, 2017, respectively, two securities class action complaints were filed by purported stockholders of the Company in the United States District Court for the Southern District of California against the Company and certain of its current and former officers and directors. The complaints alleged, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with certain allegations that the Company is or was engaged in anticompetitive conduct. The complaints sought unspecified damages, interest, fees and costs. On May 4, 2017, the court consolidated the two actions and appointed lead plaintiffs. On July 3, 2017, the lead plaintiffs filed a consolidated amended complaint asserting the same basic theories of liability and requesting the same basic relief. The defendants’ response to the consolidated amended complaint is due on September 1, 2017. The Company believes the plaintiffs’ claims are without merit.
Consumer Class Action Lawsuit: Since January 18, 2017, more than thirty consumer class action complaints have been filed against the Company in the United States District Courts for the Southern and Northern Districts of California, each on behalf of a putative class of purchasers of cellular phones and other cellular devices. In April 2017, the Judicial Panel on Multidistrict Litigation transferred the cases that had been filed in the Southern District of California to the Northern District of California. On May 15, 2017, the court entered an order appointing the plaintiffs’ co-lead counsel, and on May 25, 2017, set a trial date of April 29, 2019. On July 11, 2017, plaintiffs filed a Consolidated Amended Complaint alleging that the Company violated California and federal antitrust and unfair competition laws by, among other things, refusing to license standard-essential patents to its competitors, conditioning the supply of certain of its baseband chipsets on the purchaser first agreeing to license the Company’s entire patent portfolio, entering into exclusive deals with companies including Apple Inc., and charging unreasonably high royalties that do not comply with the Company’s commitments to standard setting organizations. The complaint seeks unspecified damages and disgorgement and/or restitution, as well as an order that the Company be enjoined from further unlawful conduct. The Company believes the plaintiffs’ claims are without merit.
Japan Fair Trade Commission (JFTC) Complaint: The JFTC received unspecified complaints alleging that the Company’s business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order concluding that the Company’s Japanese licensees were forced to cross-license patents to the Company on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against the Company’s other licensees who made a similar commitment in their license agreements with the Company. The cease and desist order seeks to require the Company to modify its existing license agreements with Japanese companies to eliminate these provisions while preserving the license of the Company’s patents to those companies. The Company disagrees with the conclusions that it forced its Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate the Japanese Antimonopoly Act. The Company has invoked its right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted the Company’s motion and issued a stay of the cease and desist order pending the administrative hearing before the JFTC. The JFTC has held hearings on 36 different dates, with the next hearing scheduled for September 5, 2017.
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
Korea Fair Trade Commission (KFTC) Investigation: On March 17, 2015, the KFTC notified the Company that it was conducting an investigation of the Company relating to the Korean Monopoly Regulation and Fair Trade Act (MRFTA). On December 27, 2016, the KFTC announced that it had reached a decision in the investigation, finding that the Company has violated provisions of the MRFTA. On January 22, 2017, the Company received the KFTC’s formal written decision, which finds that the following conducts violate the MRFTA: (i) refusing to license, or imposing restrictions on licenses for, cellular communications standard-essential patents with competing modem chipset makers; (ii) conditioning the supply of modem chipsets to handset suppliers on their execution and performance of license agreements with the Company; and (iii) coercing agreement terms including portfolio license terms, royalty terms and free cross-grant terms in executing patent license agreements with handset makers. The KFTC’s decision orders the Company to: (i) upon request by modem chipset companies, engage in good-faith negotiations for patent license agreements, without offering unjustifiable conditions, and if necessary submit to a determination of terms by an independent third party; (ii) not demand that handset companies execute and perform under patent license agreements as a precondition for purchasing modem chips; (iii) not demand unjustifiable

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

conditions in the Company’s license agreements with handset companies, and upon request renegotiate existing patent license agreements; and (iv) notify modem chipset companies and handset companies of the decision and order imposed on the Company and report to the KFTC new or amended agreements. According to the KFTC’s decision, the foregoing will apply to transactions between the Company and the following enterprises: (i) handset manufacturers headquartered in Korea and their affiliate companies; (ii) enterprises that sell handsets in or to Korea and their affiliate companies; (iii) enterprises that supply handsets to companies referred in (ii) above and the affiliate companies of such enterprises; (iv) modem chipset manufacturers headquartered in Korea and their affiliate companies; and (v) enterprises that supply modem chipsets to companies referred in (i), (ii) or (iii) above and the affiliate companies of such enterprises. The KFTC’s decision also imposed a fine of approximately 1.03 trillion Korean Won (approximately $927 million), which was paid on March 30, 2017. The Company believes that its business practices do not violate the MRFTA, and on February 21, 2017 filed an action in the Seoul High Court to cancel the KFTC’s decision. On the same day, the Company filed an application with the Seoul High Court to stay the decision’s remedial order pending the Seoul High Court’s final judgment on the Company’s action to cancel the KFTC’s decision. The Seoul High Court held hearings on the Company’s application to stay the decision’s remedial order on July 10, 2017 and July 14, 2017. The Seoul High Court has not ruled on the Company’s action to cancel the KFTC’s decision or its application to stay the decision’s remedial order. The Seoul High Court ordered supplemental submissions related to the stay proceeding to be submitted by August 11, 2017.
Icera Complaint to the European Commission (Commission): On June 7, 2010, the Commission notified and provided the Company with a redacted copy of a complaint filed with the Commission by Icera, Inc. (subsequently acquired by Nvidia Corporation) alleging that the Company has engaged in anticompetitive activity. The Company was asked by the Commission to submit a preliminary response to the portions of the complaint disclosed to it, and the Company submitted its response in July 2010. Subsequently, the Company provided additional documents and information as requested by the Commission. On July 16, 2015, the Commission announced that it had initiated formal proceedings in this matter. On December 8, 2015, the Commission announced that it had issued a Statement of Objections expressing its preliminary view that between 2009 and 2011, the Company engaged in predatory pricing by selling certain baseband chipsets to two customers at prices below cost, with the intention of hindering competition. A Statement of Objections informs the subject of the investigation of the allegations against it and provides an opportunity to respond to such allegations. It is not a determination of the final outcome of the investigation. On August 15, 2016, the Company submitted its response to the Statement of Objections. If a violation is found, a broad range of remedies is potentially available to the Commission, including imposing a fine and/or injunctive relief prohibiting or restricting certain business practices. It is difficult to predict the outcome of this matter or what remedies, if any, may be imposed by the Commission. The Company believes that its business practices do not violate the European Union (EU) competition rules.
European Commission (Commission) Investigation: On October 15, 2014, the Commission notified the Company that it is conducting an investigation of the Company relating to Articles 101 and/or 102 of the Treaty on the Functioning of the European Union. On July 16, 2015, the Commission announced that it had initiated formal proceedings in this matter. On December 8, 2015, the Commission announced that it had issued a Statement of Objections expressing its preliminary view that since 2011 the Company has paid significant amounts to a customer on condition that it exclusively use the Company’s baseband chipsets in its smartphones and tablets. This conduct has allegedly reduced the customer’s incentives to source chipsets from the Company’s competitors and harmed competition and innovation for certain baseband chipsets. A Statement of Objections informs the subject of the investigation of the allegations against it and provides an opportunity to respond to such allegations. It is not a determination of the final outcome of the investigation. On June 27, 2016, the Company submitted its response to the Statement of Objections. If a violation is found, a broad range of remedies is potentially available to the Commission, including imposing a fine and/or injunctive relief prohibiting or restricting certain business practices. It is difficult to predict the outcome of this matter or what remedies, if any, may be imposed by the Commission. The Company believes that its business practices do not violate the EU competition rules.
United States Federal Trade Commission (FTC) v. QUALCOMM Incorporated: On September 17, 2014, the FTC notified the Company that it was conducting an investigation of the Company relating to Section 5 of the Federal Trade Commission Act (FTCA). On January 17, 2017, the FTC filed a complaint against the Company in the United States District Court for the Northern District of California alleging that the Company engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the FTCA by conditioning the supply of baseband processors on the purchaser first agreeing to a license to the Company’s standard-essential patents, paying incentives to purchasers of baseband processors to induce them to accept certain license terms, refusing to license its standard-essential patents to the Company’s competitors and entering into alleged exclusive dealing arrangements with Apple Inc. The complaint seeks a permanent injunction against the Company’s alleged violations of the FTCA and other unspecified ancillary equitable relief. The

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company filed a motion to dismiss the FTC’s complaint on April 3, 2017, which the court denied on June 26, 2017. On April 19, 2017, the court set a trial date for January 4, 2019. The Company believes the FTC’s claims are without merit.
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
The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. The Company has not recorded any accrual at June 25, 2017 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in numerous other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.
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
Through June 25, 2017, the Company has received a number of claims from its direct and indirect customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by its products. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at June 25, 2017 associated with these indemnification arrangements based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time.
Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Obligations under these agreements at June 25, 2017 for the remainder of fiscal 2017 and for each of the subsequent four years from fiscal 2018 through 2021 were $3.6 billion, $1.8 billion, $1.0 billion, $373 million and $122 million, respectively, and $28 million thereafter. Of these amounts, for the remainder of fiscal 2017 and for each of the subsequent four years from fiscal 2018 through 2021, commitments to purchase integrated circuit product inventories comprised $2.9 billion, $1.5 billion, $875 million, $297 million, $76 million, respectively, and $28 million thereafter. Integrated circuit product inventory obligations represent purchase commitments for raw materials, semiconductor die, finished goods and manufacturing services, such as wafer bump, probe, assembly and final test. Under the Company’s manufacturing relationships with its foundry suppliers and assembly and test service providers, cancelation of outstanding purchase commitments is generally allowed but requires payment of costs incurred through the date of cancelation, and in some cases, incremental fees related to capacity underutilization.
Operating Leases. The Company leases certain of its land, facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 21 years and with provisions in certain leases for cost-of-living increases. Future minimum lease payments at June 25, 2017 for the remainder of fiscal 2017 and for each of the subsequent

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

four years from fiscal 2018 through 2021 were $30 million, $110 million, $93 million, $71 million and $51 million, respectively, and $86 million thereafter.
Other Commitments. At June 25, 2017, the Company was committed to fund certain strategic investments up to $537 million. Of this amount, $85 million is expected to be funded in the remainder of fiscal 2017. The remaining commitments represent the maximum amounts that do not have fixed funding dates and/or are subject to certain conditions. Actual funding may be in lesser amounts or not at all.
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
The Company evaluates the performance of its segments based on earnings (loss) before income taxes (EBT). Segment EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. Unallocated income and charges include certain interest expense; certain net investment income; certain share-based compensation; and certain research and development expenses, selling, general and administrative expenses and other expenses or income that were deemed to be not directly related to the businesses of the segments. Additionally, unallocated charges include recognition of the step-up of inventories to fair value, amortization of certain intangible assets and certain other acquisition-related charges, third-party acquisition and integration services costs and certain other items, which may include major restructuring and restructuring-related costs, goodwill and long-lived asset impairment charges and litigation settlements and/or damages. Additionally, starting with acquisitions in the second quarter of fiscal 2017, unallocated charges include recognition of the depreciation related to the step-up of property, plant and equipment to fair value. Such charges related to acquisitions that were completed prior to the second quarter of fiscal 2017 continue to be allocated to the respective segment, and such amounts are not material. All of the costs related to the initial research of 5G (fifth generation) technology are included in unallocated corporate research and development expenses, whereas initial costs related to the research of 3G (third generation) and 4G (fourth generation) technology were recorded in both the QCT segment and unallocated corporate research and development expenses based on the nature of the activity. Fiscal 2016 results have not been revised as such costs were incurred prior to fiscal 2014.
Segment assets are comprised of accounts receivable and inventories for all reportable segments other than QSI. QSI segment assets are comprised primarily of certain non-marketable equity instruments and other investments and a receivable from the sale of wireless spectrum in fiscal 2016 (Note 2). The increase in QCT segment assets resulted primarily from the Company’s recently formed RF360 Holdings joint venture in the second quarter of fiscal 2017 (Note 8). The increase in QTL segment assets was due to an increase in accounts receivable (Note 2). Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, intangible assets and assets of nonreportable segments.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents revenues, EBT and total assets for reportable segments (in millions):

	QCT	QTL	QSI	Reconciling Items	Total
For the three months ended
June 25, 2017
Revenues	$4,052	$1,172	$56	$91	$5,371
EBT	575	854	55	(626)	858
June 26, 2016
Revenues	$3,853	$2,038	$12	$141	$6,044
EBT	365	1,749	(5)	(416)	1,693

For the nine months ended
June 25, 2017
Revenues	$11,829	$5,232	$70	$(744)	$16,387
EBT	1,774	4,346	38	(3,572)	2,586
June 26, 2016
Revenues	$11,285	$5,780	$33	$272	$17,370
EBT	1,125	4,945	400	(1,597)	4,873

Total assets
June 25, 2017	$3,656	$1,814	$975	$57,934	$64,379
September 25, 2016	2,995	644	910	47,810	52,359
Reconciling items in the previous table were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Revenues
Nonreportable segments	$79	$142	$218	$274
BlackBerry arbitration (Note 6)	12	—	(962)	—
Intersegment eliminations	—	(1)	—	(2)
	$91	$141	$(744)	$272
EBT
BlackBerry arbitration (Note 6)	$12	$—	$(962)	$—
Unallocated cost of revenues	(188)	(130)	(402)	(397)
Unallocated research and development expenses	(257)	(199)	(803)	(602)
Unallocated selling, general and administrative expenses	(197)	(121)	(481)	(373)
Unallocated other expenses, net	(9)	(30)	(962)	(110)
Unallocated interest expense	(130)	(74)	(325)	(217)
Unallocated investment and other income, net	239	185	646	388
Nonreportable segments	(96)	(47)	(283)	(286)
	$(626)	$(416)	$(3,572)	$(1,597)
The impact to revenues related to the BlackBerry arbitration decision (Note 6) was not allocated to QTL in the Company’s management reports because it will not be considered in evaluating segment results. Unallocated other expenses in the nine months ended June 25, 2017 were comprised of the fine imposed by the KFTC (Note 6) and restructuring and restructuring-related charges related to the Company’s Strategic Realignment Plan, which was substantially implemented in

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

fiscal 2016 (Note 2). Unallocated other expenses in the nine months ended June 26, 2016 were comprised of net restructuring and restructuring-related charges associated with the Company’s Strategic Realignment Plan.
Unallocated acquisition-related expenses were comprised as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Cost of revenues	$139	$99	$330	$345
Research and development expenses	3	2	18	7
Selling, general and administrative expenses	77	23	195	79
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
EPCOS will be entitled to up to a total of $200 million in payments based on sales of RF filter functions over the three-year period after the Closing Date, which is a substitute for and in lieu of the right of EPCOS to receive any profit sharing, distributions, dividends or other payments of any kind or nature. Such contingent consideration was recorded as a liability at fair value at close, with future changes in fair value recorded in earnings.
RF360 Holdings is a variable interest entity, and its results of operations and statement of financial position are included in the Company’s consolidated financial statements (on a one-month reporting lag) as the governance structure of RF360 Holdings provides the Company with the power to direct the activities of the joint venture that most significantly impact its economic performance, such as operating decisions related to research and development, manufacturing and sales and marketing of its products. Since the Put and Call Option is considered a financing of the Company’s purchase of EPCOS’s interest in RF360 Holdings, noncontrolling interest is not recorded in the Company’s consolidated financial statements. Therefore, the Put and Call Option was recorded as a liability at fair value at close and included in other noncurrent liabilities. The liability is being accreted to the Settlement Amount, with the offset recorded as interest expense. The carrying value of the Put and Call Option approximated its estimated fair value at June 25, 2017.
The total purchase price consisted of the following (in millions):

Cash paid to TDK at close	$1,463
Fair value of Put and Call Option	1,112
Fair value of contingent consideration and other deferred payments	495
Total purchase price	$3,070
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash and cash equivalents	$306
Accounts receivable	303
Inventories	261
Intangible assets subject to amortization:
Technology-based intangible assets	738
Customer-related intangible assets	87
Marketing-related intangible assets	8
In-process research and development (IPR&D)	75
Property, plant and equipment	837
Goodwill	812
Other assets	42
Total assets	3,469
Liabilities	(399)
$3,070
The Company recognized $812 million in goodwill related to this transaction, of which $287 million is expected to be deductible for tax purposes. The goodwill recognized was allocated to the QCT segment for annual impairment testing purposes. The goodwill is primarily attributable to the assembled workforce and synergies expected to arise after the acquisition. Each category of intangible assets acquired will be amortized on a straight-line basis over the weighted-average useful lives of seven years for technology-based intangible assets, nine years for customer-related intangible assets and one year for marketing-related intangible assets. On the acquisition date, IPR&D consisted of four projects. Upon completion, the IPR&D projects will be amortized over their useful lives of six years. The estimated fair values of the intangible assets and the property, plant and equipment acquired were primarily determined using the income approach and cost approach, respectively, both of which were based on significant inputs that were not observable.
The Company’s results of operations for the three and nine months ended June 25, 2017 included the operating results of RF360 Holdings on a one-month reporting lag since the date of acquisition, the amounts of which were not material. The following table presents the unaudited pro forma results for the three and nine months ended June 25, 2017 and June 26, 2016. The unaudited pro forma financial information combines the results of operations of Qualcomm and RF360 Holdings as though the companies had been combined as of the beginning of fiscal 2016. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such time. The unaudited pro forma results presented below include adjustments for the step-up of inventories to fair value, amortization and depreciation of identified intangible assets and property, plant and equipment, adjustments for certain acquisition-related charges, interest expense related to the Put and Call Option and related tax effects (in millions):

	(Unaudited)
	Three Months Ended		Nine Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Pro forma revenues	$5,371	$6,329	$16,902	$18,139
Pro forma net income attributable to Qualcomm	893	1,471	2,435	4,120
NXP. On October 27, 2016, the Company announced a definitive agreement under which Qualcomm River Holdings, B.V. (Qualcomm River Holdings), an indirect, wholly owned subsidiary of QUALCOMM Incorporated, will acquire NXP Semiconductors N.V. Pursuant to the definitive agreement, Qualcomm River Holdings has commenced a tender offer to acquire all of the issued and outstanding common shares of NXP for $110 per share in cash, for estimated total cash consideration to be paid to NXP’s shareholders of $38 billion. NXP is a leader in high-performance, mixed-signal semiconductor electronics in automotive, broad-based microcontrollers, secure identification, network processing and RF power products.
The transaction is expected to close by the end of calendar 2017 and is subject to receipt of regulatory approvals in various jurisdictions and other closing conditions, including the tender of at least 80% of the issued and outstanding common

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
In May 2017, the Company issued an aggregate principal amount of $11.0 billion of unsecured floating- and fixed-rate notes with varying maturities, of which a portion will be used to fund the purchase price and other related transactions. In addition, the Company has secured $4.0 billion in committed financing through a Term Loan Facility, which is expected to be drawn on at the close of the NXP transaction (Note 5). The remaining amount will be funded with cash held by foreign entities.
Qualcomm River Holdings and NXP may terminate the definitive agreement under certain circumstances. If the definitive agreement is terminated by NXP in certain circumstances, NXP will be required to pay Qualcomm River Holdings a termination fee of $1.25 billion. If the definitive agreement is terminated by Qualcomm River Holdings under certain circumstances involving the failure to obtain the required regulatory approvals or the failure of NXP to complete certain pre-closing reorganization steps in all material respects, Qualcomm River Holdings will be required to pay NXP a termination fee of $2.0 billion. In November 2016, as required by the definitive agreement, Qualcomm River Holdings entered into four letters of credit for an aggregate amount of $2.0 billion related to the potential termination fee payable to NXP. Pursuant to the terms of each letter of credit, NXP will have the right to draw amounts to fund certain termination compensation owed by Qualcomm River Holdings to NXP if the definitive agreement is terminated under certain circumstances. The letters of credit expire on June 30, 2018 or if drawn on by NXP or surrendered by Qualcomm River Holdings. Each letter of credit is required to be fully cash collateralized in an amount equal to 100% of its face value through deposits with the issuers of the letters of credit. Qualcomm River Holdings is restricted from using the funds deposited as collateral while the letters of credit are outstanding. At June 25, 2017, the letters of credit were fully collateralized through bank time deposits and money market funds, which were recorded as other noncurrent assets.
Note 9. Fair Value Measurements
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 25, 2017 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$3,540	$10,133	$—	$13,673
Marketable securities
U.S. Treasury securities and government-related securities	2,766	73	—	2,839
Corporate bonds and notes	—	17,822	—	17,822
Mortgage- and asset-backed and auction rate securities	—	958	40	998
Equity and preferred securities and equity funds	32	—	—	32
Debt funds	—	447	—	447
Total marketable securities	2,798	19,300	40	22,138
Derivative instruments	—	21	—	21
Other investments	358	—	135	493
Total assets measured at fair value	$6,696	$29,454	$175	$36,325
Liabilities
Derivative instruments	$—	$7	$—	$7
Other liabilities	358	—	193	551
Total liabilities measured at fair value	$358	$7	$193	$558
Activity between Levels of the Fair Value Hierarchy. There were no significant transfers between Level 1 and Level 2 in the nine months ended June 25, 2017 and June 26, 2016. The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the fiscal month in which the actual event or change in circumstances that caused the

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

transfer occurs. Transfers of marketable securities out of Level 3 in the nine months ended June 26, 2016 primarily consisted of debt securities with significant upgrades in credit ratings or for which there were observable inputs.
Other investments and other liabilities included in Level 3 at June 25, 2017 were comprised of convertible debt instruments issued by private companies and contingent consideration related to business combinations, respectively, in the nine months ended June 25, 2017. There were no transfers of convertible debt instruments or contingent consideration amounts into or out of Level 3 during the nine months ended June 25, 2017. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The fair value of convertible debt instruments is estimated by the Company based on the estimated timing and amount of future cash flows, as well as assumptions related to liquidity, default likelihood and recovery. The fair value of contingent consideration related to business combinations is estimated by the Company using a real options approach, which includes inputs, such as projected financial information, market volatility, discount rates and timing of contractual payments. The inputs used by the Company to estimate the fair values of the convertible debt instruments and contingent consideration are generally unobservable, and therefore, they are included in Level 3.
Nonrecurring Fair Value Measurements. The Company measures certain assets at fair value on a nonrecurring basis. These assets include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. In the nine months ended June 25, 2017 and June 26, 2016, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.
Note 10. Marketable Securities
Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	June 25, 2017	September 25, 2016	June 25, 2017	September 25, 2016
Available-for-sale:
U.S. Treasury securities and government-related securities	$2,738	$1,116	$101	$1,099
Corporate bonds and notes	2,769	10,159	15,053	8,584
Mortgage- and asset-backed and auction rate securities	104	1,363	894	534
Equity and preferred securities and equity funds	32	64	—	1,682
Debt funds	106	—	341	1,803
Total available-for-sale	5,749	12,702	16,389	13,702
Time deposits	205	—	500	—
Total marketable securities	$5,954	$12,702	$16,889	$13,702
At June 25, 2017, marketable securities also included $705 million of time deposits with original maturities that range from 91 to 181 days.
At June 25, 2017, the contractual maturities of available-for-sale debt securities were as follows (in millions):

Years to Maturity
Less Than One Year	One to Five Years	Five to Ten Years	Greater Than Ten Years	No Single Maturity Date	Total
$9,705	$9,910	$1,046	$1	$1,444	$22,106
Debt securities with no single maturity date included debt funds, mortgage- and asset-backed securities and auction rate securities.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recorded realized gains and losses on sales of available-for-sale securities as follows (in millions):

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains
For the three months ended
June 25, 2017	$119	$(8)	$111
June 26, 2016	62	(8)	54

For the nine months ended
June 25, 2017	$422	$(116)	$306
June 26, 2016	146	(30)	116
Available-for-sale securities were comprised as follows (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 25, 2017
Equity securities	$5	$27	$—	$32
Debt securities (including debt funds)	21,981	136	(11)	22,106
	$21,986	$163	$(11)	$22,138
September 25, 2016
Equity securities	$1,554	$204	$(12)	$1,746
Debt securities (including debt funds)	24,363	388	(93)	24,658
	$25,917	$592	$(105)	$26,404
The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that are classified as available-for-sale and have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

	June 25, 2017
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and government-related securities	$205	$(3)	$—	$—
Corporate bonds and notes	1,680	(8)	5	—
Mortgage- and asset-backed and auction rate securities	51	—	41	—
	$1,936	$(11)	$46	$—

	September 25, 2016
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and government-related securities	$444	$(5)	$16	$—
Corporate bonds and notes	2,775	(12)	1,033	(65)
Mortgage- and asset-backed and auction rate securities	337	(3)	211	(2)
Equity and preferred securities and equity funds	312	(4)	130	(8)
Debt funds	—	—	309	(6)
	$3,868	$(24)	$1,699	$(81)
In connection with the pending NXP transaction (Note 8), the Company has begun, and expects to continue, to divest a substantial portion of its marketable securities portfolio in order to finance, in part, that transaction. Marketable securities that

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

were expected to be used to finance the NXP transaction were classified as noncurrent at June 25, 2017 as they are not considered available for current operations. Given the change in the Company’s intention to sell certain marketable securities, the Company recognized other-than-temporary impairment losses in the nine months ended June 25, 2017 for certain marketable securities (Note 2) and may recognize additional losses prior to the sale of such marketable securities. For the remaining available-for-sale securities, which are not expected to be sold to finance the NXP transaction, the Company concluded that the unrealized losses were temporary at June 25, 2017. Further, for debt securities and preferred stock with unrealized losses, the Company did not have the intent to sell, nor was it more likely than not that the Company would be required to sell, such securities before recovery or maturity.

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
Recent Developments
Revenues for the third quarter of fiscal 2017 were $5.4 billion, a decrease of 11% compared to the year ago quarter, with net income attributable to Qualcomm of $866 million, a decrease of 40% compared to the year ago quarter.

•
We shipped approximately 187 million Mobile Station Modem (MSM) integrated circuits for CDMA- and OFDMA-based wireless devices, a decrease of 7% compared to approximately 201 million MSM integrated circuits in the year ago quarter. Despite the decline in MSM shipments, QCT’s revenues increased compared to the year ago quarter primarily due to an increase in revenues related to radio frequency front end (RFFE) products, primarily from our recently formed RF360 Holdings joint venture, and connectivity shipments, partially offset by a decline in share at a large customer.

•
QTL revenues and EBT in the third quarter of fiscal 2017 were negatively impacted as a result of actions taken by Apple’s contract manufacturers, who did not fully report and did not pay royalties due on sales of Apple products, as well as the previously disclosed dispute with another licensee, who did not report or pay royalties due in the third quarter of fiscal 2017. Revenues related to the products of Apple’s contract manufacturers and the other licensee in dispute comprised approximately $700 million in the year ago quarter. QTL revenues in the third quarter of fiscal 2016 included the recognition of previously deferred royalty revenues associated with the dismissal of arbitration with LG Electronics, Inc. and higher royalty revenues associated with devices sold in prior periods relative to the third quarter of fiscal 2017.(1)

In May 2017, we issued an aggregate principal amount of $11.0 billion in nine tranches of unsecured floating- and fixed-rate notes, with maturity dates starting in 2019 through 2047 and effective interest rates between 1.68% and 4.47%. The proceeds are intended to be used to finance, in part, our proposed acquisition of NXP and other related transactions and for general corporate purposes.
Against this backdrop, the following recent developments occurred in the third quarter of fiscal 2017 with respect to key elements of our industry:

•	Worldwide cellular connections grew sequentially by approximately 1% to reach approximately 7.7 billion.(2)

•
Worldwide 3G/4G connections (CDMA-based, OFDMA-based and CDMA/OFDMA multimode) grew sequentially by approximately 3% to approximately 4.5 billion, which was approximately 59% of total cellular connections.(2)

(1)
As a result of recent actions taken by Apple’s contract manufacturers and the other licensee in dispute, we currently do not believe total reported device sales is meaningful to measure our QTL business, and therefore, we are not providing such metric for the third quarter of fiscal 2017.

(2)	According to GSMA Intelligence estimates as of July 17, 2017 for the quarter ended March 31, 2017.
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
QCT is a leading developer and supplier of integrated circuits and system software based on CDMA, OFDMA and other technologies for use in wireless voice and data communications, networking, application processing, multimedia and global positioning system products. QCT’s integrated circuit products are sold and its system software is licensed to manufacturers that use our products in mobile devices, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, data cards and infrastructure equipment, broadband gateway equipment and other consumer electronic devices. Our MSM integrated circuits, which include the Mobile Data Modem, Qualcomm Single Chip and Snapdragon mobile platforms and processors and LTE modems, perform the core baseband modem functionality in wireless devices providing voice and data communications, as well as multimedia applications and global positioning functions. In addition, our Snapdragon mobile platforms and processors provide advanced application and graphics processing capabilities. Through our joint venture with TDK, RF360 Holdings, QCT also offers an expanded portfolio of radio frequency front-end products, which complements its current product offerings for mobile devices and IoT applications. QCT’s system software helps enable the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits.
QCT primarily utilizes a fabless production model, which means that we generally do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Integrated circuits are die cut from silicon wafers that have completed the package assembly and test manufacturing processes. Other than RF360 Holdings , which uses certain internal fabrication facilities to manufacture RFFE modules and RF filter acoustic products, we primarily rely on independent third-party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits based primarily on our proprietary designs and test programs. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. We employ both turnkey and two-stage manufacturing models to purchase our integrated circuits. Turnkey is when our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing model, we purchase die in singular or wafer form from semiconductor manufacturing foundries and contract with separate third-party suppliers for manufacturing services, such as wafer bump, probe, assembly and the majority of our final test requirements. The manufacturing operations of RF360 Holdings consist of front-end and back-end processes. The front-end processes primarily take place at manufacturing facilities located in Germany and Singapore and involve the imprinting of substrate silicon wafers with the circuitry required for semiconductors to function (also known as wafer fabrication). The back-end processes involve the assembly, packaging and test of semiconductors to prepare RFFE modules and RF filter acoustic products for distribution. The back-end manufacturing facilities are located in Germany, China and Singapore.
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
QTL licensing revenues include license fees and royalties based on sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. License fees are recognized over the estimated period of benefit of the license to the licensee, typically 5 to 15 years. Royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of complete licensed products, net of certain permissible deductions (including transportation, insurance, packing costs and other items). We broadly provide per unit running royalty caps that apply to certain categories of complete wireless devices, namely smartphones, tablets and laptops, which in general, effectively provide for a maximum running royalty amount per device (i.e., the royalty caps limit the running royalties due on a per unit basis). QTL recognizes royalty revenues based on royalties reported by licensees and when other revenue recognition criteria are met. Licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. The vast majority of QTL revenues were generated through our licensees’ sales of CDMA2000-, WCDMA-based and LTE-based products (including 3G and 4G multi-mode devices), such as feature phones and smartphones.
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
Looking Forward
We expect continued growth in the coming years in consumer demand for 3G, 3G/4G multimode and 4G products and services around the world, driven primarily by smartphones. We also expect growth in new device categories and industries, driven by the expanding adoption of certain technologies that are already commonly used in smartphones. As we look forward to the next several months, we expect our business to be impacted by the following key items:

•
On October 27, 2016, we announced a definitive agreement under which Qualcomm River Holdings, B.V., an indirect, wholly owned subsidiary of QUALCOMM Incorporated, will acquire NXP Semiconductors N.V. Pursuant to the definitive agreement, Qualcomm River Holdings has commenced a tender offer to acquire all of the issued and outstanding common shares of NXP for $110 per share in cash, for estimated total cash consideration to be paid to NXP’s shareholders of $38 billion. NXP is a leader in high-performance, mixed-signal semiconductor electronics in automotive, broad-based microcontrollers, secure identification, network processing and RF power products. The transaction is expected to close by the end of calendar 2017 and is subject to receipt of regulatory approvals in various jurisdictions and other closing conditions, including the tender of at least 80% of the issued and outstanding common shares of NXP in the offer (provided that the minimum tender threshold may be reduced to a percentage not less than 70% with the prior written consent of NXP). We intend to fund the transaction with cash generated from the recent debt offering as well as cash held by our foreign entities and use of a Term Loan, which we expect to draw on at close. We expect that this acquisition will require us to devote significant resources and management time and attention prior to close and utilize a substantial portion of our cash, cash equivalents and marketable securities.

•
Regulatory authorities in certain jurisdictions continue to investigate our business practices, and other regulatory authorities may do so in the future. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business with remedies that include, among others, injunctions, monetary damages or fines or other orders to pay money, and the issuance of orders to cease certain conduct and/or modify our business practices. Additionally, certain of our direct and indirect customers and licensees, including Apple Inc., have pursued, and others may in the future pursue, litigation or arbitration against us related to our business. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, including monetary damages. These activities may also require the investment of significant management time and attention, and we expect will result in increased legal costs. See “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies” elsewhere in this Quarterly Report.

•
We are currently in dispute with Apple surrounding what we believe is an attempt by Apple to reduce the amount of royalties that its contract manufacturers are required to pay to us for use of our intellectual property. QTL revenues and EBT in the third quarter of fiscal 2017 were negatively impacted as a result of actions taken by Apple’s contract manufacturers, who did not fully report and did not pay royalties due on sales of Apple products. We have taken action against Apple’s contract manufacturers to compel such licensees to pay the required royalties. Additionally, QTL royalties and EBT in the third quarter of fiscal 2017 were negatively impacted by the previously disclosed dispute with another licensee, who did not report or pay royalties due in the third quarter of fiscal 2017. We expect these licensees will continue to take such actions in the future, resulting in a negative impact on our future royalty revenues, as well as our financial condition, results of operations and cash flows until the respective disputes are resolved.

•
We continue to believe that certain licensees, particularly in China, are not fully complying with their contractual obligations to report their sales of licensed products to us, and certain companies, including unlicensed companies, particularly in emerging regions, including China, are delaying execution of new license agreements. We have made substantial progress in reaching agreements with many companies, primarily in China. However, negotiations with certain licensees and unlicensed companies are ongoing. We believe that the conclusion of new agreements with these companies will result in improved reporting by these licensees, including with respect to sales of three-mode devices (i.e., devices that implement GSM, TD-SCDMA and LTE-TDD) sold in China. Additionally, we believe our increased efforts in the areas of compliance will improve reporting, but will also result in increased costs to the business. Litigation and/or other actions, such as those recently taken against Apple and its contract manufacturers, may be necessary to compel licensees to report and pay the required royalties for sales they have not previously reported and/or to compel unlicensed companies to execute licenses.

•	We expect our business, particularly QCT, to continue to be impacted by industry dynamics, including:

•	Concentration of device share among a few companies within the premium tier, resulting in significant supply chain leverage for those companies;

•	Decisions by companies to utilize their own internally-developed integrated circuit products;

•
Decisions by certain companies to utilize our competitors’ integrated circuit products in all or a portion of their devices. For example, commencing with the iPhone 7 (which was released in September 2016), we are no longer the sole supplier of modems for new iPhone product launches, as Apple utilizes modems from one of our competitors in a portion of such devices. We expect that in the future Apple will utilize our competitors’ modems in a portion of (or potentially all) iPhones. Accordingly, QCT revenues from modem sales for iPhones have declined and may continue to decline, in part depending on the extent of Apple’s utilization of competitors’ modems and the mix of the various versions that are sold. Overall QCT revenues, as well as profitability, may similarly decline unless offset by sales of integrated circuit products to other customers, including those outside of traditional cellular industries, such as the Internet of Things (IoT), automotive and computing. Apple’s dual sourcing does not impact our licensing revenues since our licensing revenues from Apple products are not dependent upon whether such products include our chipsets;

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

•
Consumer demand for 3G/4G smartphone products is increasing in emerging regions driven by availability of lower-tier 3G/4G devices. We expect the ongoing rollout of 4G services in emerging regions will encourage competition and growth, bringing the benefits of 3G/4G LTE multimode to consumers.

•
We continue to invest significant resources toward advancements in 4G LTE and 5G technologies, OFDM-based WLAN technologies, wireless baseband chips, our converged computing/communications (Snapdragon) chips, radio frequency front-end (RFFE), connectivity, graphics, audio and video codecs, multimedia products and software, which contribute to the expansion of our intellectual property portfolio. We are also investing in targeted opportunities that leverage our existing technical and business expertise to deploy new business models and enter and/or expand into new industry segments, such as products for: automotive; the Internet of Things (IoT), including the connected home, smart cities and wearables; data center; networking; computing; mobile health; and machine learning, including robotics, among others.

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
Further discussion of risks related to our business is presented in the Risk Factors included in this Quarterly Report.
Results of Operations

Revenues (in millions)
	Three Months Ended			Nine Months Ended
	June 25, 2017	June 26, 2016	Change	June 25, 2017	June 26, 2016	Change
Equipment and services	$4,121	$3,875	$246	$11,949	$11,311	$638
Licensing	1,250	2,169	(919)	4,438	6,059	(1,621)
	$5,371	$6,044	$(673)	$16,387	$17,370	$(983)
The increases in equipment and services revenues in the third quarter and first nine months of fiscal 2017 were primarily due to increases in QCT revenues. The decrease in licensing revenues in the third quarter of fiscal 2017 was primarily due to a decrease in QTL revenues. The decrease in licensing revenues in the first nine months of fiscal 2017 was primarily the result of a reduction to licensing revenues of $940 million related to the BlackBerry arbitration and a decrease in QTL revenues.

Costs and Expenses (in millions)
	Three Months Ended			Nine Months Ended
	June 25, 2017	June 26, 2016	Change	June 25, 2017	June 26, 2016	Change
Cost of revenues	$2,488	$2,534	$(46)	$7,140	$7,210	$(70)
Gross margin	54%	58%		56%	58%
Margin percentage decreased in the third quarter and first nine months of fiscal 2017 primarily due to the decreases in higher margin QTL licensing revenues as a proportion of total revenues, partially offset by increases in QCT margin percentages. The margin percentage in the first nine months of fiscal 2017 was also negatively impacted by the reduction to licensing revenues related to the BlackBerry arbitration. Our margin percentage may fluctuate in future periods depending on the mix of products sold and services provided, competitive pricing, new product introduction costs and other factors, including the outcome of litigation and/or other regulatory matters.

	Three Months Ended			Nine Months Ended
	June 25, 2017	June 26, 2016	Change	June 25, 2017	June 26, 2016	Change
Research and development	$1,391	$1,268	$123	$4,087	$3,922	$165
% of revenues	26%	21%		25%	23%
Selling, general, and administrative	$710	$620	$90	$1,917	$1,817	$100
% of revenues	13%	10%		12%	10%
Other	$9	$30	$(21)	$962	$(270)	$1,232
The dollar increases in research and development expenses in the third quarter and first nine months of fiscal 2017 were primarily attributable to increases of $153 million and $193 million, respectively, in costs related to the development of integrated circuit technologies, including 5G (fifth generation) technology and RF technologies from our recently formed RF360 joint venture, and related software products, partially offset by cost decreases driven by actions initiated under our Strategic Realignment Plan, which was substantially implemented in fiscal 2016.
Selling, general and administrative expenses in the third quarter and first nine months of fiscal 2017 were impacted by the results of our recently formed RF360 joint venture. The dollar increase in selling, general and administrative expenses in the third quarter of fiscal 2017 was primarily attributable to increases of $49 million in professional services fees, primarily related to third-party acquisition and integration services, and $26 million in employee-related expenses. The dollar increase in selling, general and administrative expenses in the first nine months of fiscal 2017 was primarily attributable to an increase of $102 million in professional services fees, primarily related to third-party acquisition and integration services.
Other expenses in the nine months ended June 25, 2017 consisted of a $927 million charge related to the KFTC fine, including related foreign currency losses, and $35 million in restructuring and restructuring-related charges related to the Company’s Strategic Realignment Plan. Other expenses in the third quarter of fiscal 2016 were attributable to $30 million in restructuring and restructuring-related charges related to our Strategic Realignment Plan. Other income in the first nine months of fiscal 2016 was primarily attributable to a $380 million gain on the sale of wireless spectrum, partially offset by net charges related to our Strategic Realignment Plan, which included $158 million in restructuring and restructuring-related charges, partially offset by a $48 million gain on the sale of our business that provided augmented reality applications.

Interest Expense and Investment and Other Income, Net (in millions)
	Three Months Ended			Nine Months Ended
	June 25, 2017	June 26, 2016	Change	June 25, 2017	June 26, 2016	Change
Interest expense	$133	$75	$58	$330	$221	$109

Investment and other income, net
Interest and dividend income	$147	$156	$(9)	$466	$451	$15
Net realized gains on marketable securities	124	56	68	330	99	231
Net realized gains on other investments	15	13	2	45	43	2
Impairment losses on marketable securities and other investments	(15)	(33)	18	(163)	(138)	(25)
Equity in net losses of investees	(31)	(18)	(13)	(42)	(49)	7
Net losses on foreign currency transactions	(26)	—	(26)	(26)	—	(26)
Net gains (losses) on derivative instruments	4	2	2	25	(3)	28
	$218	$176	$42	$635	$403	$232

The increases in interest expense in the third quarter and first nine months of fiscal 2017 were primarily attributable to the issuance of an aggregate principal amount of $11.0 billion of unsecured floating- and fixed-rate notes in May 2017 and fees related to the Bridge and Term Loan Facilities entered into during the first quarter of fiscal 2017.
The increases in net realized gains on marketable securities in the third quarter and first nine months of fiscal 2017 were primarily attributable to certain marketable securities that we sold to fund, in part, our proposed acquisition of NXP Semiconductors N.V. The net losses on foreign currency transactions in the third quarter and first nine months of fiscal 2017 are primarily attributable to the impact of currency exchange rate movements on certain monetary assets and liabilities of our recently formed RF360 Holdings joint venture.

Income Tax Benefit (Expense) (in millions)
	Three Months Ended			Nine Months Ended
	June 25, 2017	June 26, 2016	Change	June 25, 2017	June 26, 2016	Change
Income tax benefit (expense)	$7	$(250)	$257	$(290)	$(770)	$480
Effective tax rate	(1%)	15%	(16%)	11%	16%	(5%)
The following table summarizes the primary factors that caused our effective tax rates for the third quarter and first nine months of fiscal 2017 and 2016 to be less than the United States federal statutory rate:

	Three Months Ended		Nine Months Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Expected income tax provision at federal statutory tax rate	35%	35%	35%	35%
Benefits from foreign income taxed at other than U.S. rates	(41%)	(14%)	(27%)	(15%)
Benefits related to the research and development tax credit	(3%)	(1%)	(2%)	(3%)
Worthless stock deduction of domestic subsidiary	—	(6%)	—	(2%)
Nondeductible charge related to the KFTC investigation	5%	—	4%	—
Other	3%	1%	1%	1%
Effective tax rate	(1%)	15%	11%	16%
The effective tax rate of 1% benefit for the third quarter of fiscal 2017 was less than the estimated annual effective tax rate of 11% provision primarily resulting from the reduction in the third quarter of fiscal 2017 to our expected United States revenues primarily related to decreased royalty revenues from Apple’s contract manufacturers. The estimated annual effective tax rate of 11% for fiscal 2017 is less than the 17% effective income tax rate for fiscal 2016, which is impacted by lower estimated United States revenues related to decreased royalty revenues from Apple’s contract manufacturers and the BlackBerry arbitration. Additionally, in the first nine months of fiscal 2017, we recorded a $927 million charge related to the KFTC imposed fine, which is not deductible for tax purposes and is attributable to both the United States and a foreign jurisdiction. The estimated annual effective tax rate of 11% for fiscal 2017 also reflects the increase in our Singapore tax rate as a result of the expiration of certain of our tax incentives in March 2017, which is partially offset by tax benefits resulting from the increase in our Singapore tax rate that will be in effect when certain deferred tax assets are scheduled to reverse. The annual effective tax rate of 17% for fiscal 2016 reflected a $101 million tax benefit recorded discretely in the third quarter of fiscal 2016 resulting from a worthless stock deduction on a domestic subsidiary of one of our former display businesses and a $79 million benefit recorded discretely in the first quarter of fiscal 2016 related to fiscal 2015 resulting from the retroactive and permanent reinstatement of the United States federal research and development tax credit.
Unrecognized tax benefits were $278 million and $271 million at June 25, 2017 and September 25, 2016, respectively. We believe that it is reasonably possible that the total amounts of unrecognized tax benefits at June 25, 2017 may increase or decrease in the next 12 months.
We are subject to income taxes in the United States and numerous foreign jurisdictions and are currently under examination by the United States and various other tax authorities worldwide, most notably in countries where we earn a routine return and tax authorities believe substantial value-add activities are performed. These examinations are at various stages with respect to assessments, claims, deficiencies and refunds. As of June 25, 2017, we believe that adequate amounts have been reserved based on facts known. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts give rise to a revision become known, which may have a negative impact on our results of operations.

Segment Results
The following should be read in conjunction with the financial results for the third quarter and first nine months of fiscal 2017 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 7. Segment Information.”

(in millions)	QCT	QTL	QSI
Three Months Ended June 25, 2017
Revenues	$4,052	$1,172	$56
EBT (1)	575	854	55
EBT as a % of revenues	14%	73%
Three Months Ended June 26, 2016
Revenues	$3,853	$2,038	$12
EBT (1)	365	1,749	(5)
EBT as a % of revenues	9%	86%
Nine Months Ended June 25, 2017
Revenues	$11,829	$5,232	$70
EBT (1)	1,774	4,346	38
EBT as a % of revenues	15%	83%
Nine Months Ended June 26, 2016
Revenues	$11,285	$5,780	$33
EBT (1)	1,125	4,945	400
EBT as a % of revenues	10%	86%

(1)	Earnings (loss) before taxes.
QCT Segment. QCT results of operations in the third quarter and first nine months of fiscal 2017 were impacted by growth within adjacent industry segments outside traditional cellular industries, our recently formed RF360 Holdings joint venture and cost reduction initiatives achieved under the Strategic Realignment Plan, partially offset by a decline in share at a large customer. QCT revenues in the third quarter and first nine months of fiscal 2017 increased due to increases in equipment and services revenues. Equipment and services revenues, mostly related to sales of MSM and accompanying RF, Power Management (PM) and wireless connectivity integrated circuits, were $4.01 billion and $3.80 billion in the third quarter of fiscal 2017 and 2016, respectively and $11.71 billion and $11.10 billion in the first nine months of fiscal 2017 and 2016, respectively. Equipment and services revenues in the third quarter and first nine months of fiscal 2017 increased primarily due to an increase of $426 million and $807 million, respectively, in revenues related to RFFE products, primarily from our RF360 Holdings joint venture, and higher connectivity shipments, partially offset by a decrease of $199 million and $662 million, respectively, primarily related to lower MSM shipments. Approximately 187 million and 201 million MSM integrated circuits were sold in the third quarter of fiscal 2017 and 2016, respectively, and approximately 584 million and 631 million MSM integrated circuits were sold in the first nine months of fiscal 2017 and 2016, respectively. The increase in equipment and services revenues in the first nine months of fiscal 2017 was also due to an increase of $414 million resulting from the net impact of higher-priced product mix and lower average selling prices.
QCT EBT as a percentage of revenues in the third quarter fiscal 2017 increased primarily due to an increase in gross margin percentage, partially offset by a combined increase of 2% in research and development and selling, general and administrative expenses. QCT EBT as a percentage of revenues in the first nine months of fiscal 2017 increased primarily due to an increase in gross margin percentage and a combined decrease of 2% in research and development and selling, general and administrative expenses. The increases in QCT gross margin percentage resulted primarily from higher-margin product mix and lower average unit costs, partially offset by lower average selling prices and higher excess inventory charges.
QCT accounts receivable increased by 14% in the first nine months of fiscal 2017 from $1.46 billion to $1.67 billion, primarily due to the accounts receivable relating to our RF360 Holdings joint venture and the timing of integrated circuit shipments. QCT inventories increased by 29% in the first nine months of fiscal 2017 from $1.54 billion to $1.99 billion, primarily due to the inventories relating to our RF360 Holdings joint venture and an increase in the overall quantity of units on hand, partially offset by lower average unit cost.
QTL Segment. QTL revenues decreased in the third quarter of fiscal 2017 by $866 million primarily as a result of actions taken by Apple’s contract manufacturers, who did not fully report and did not pay royalties due on sales of Apple products, and the previously disclosed dispute with another licensee who did not report or pay royalties due. Revenues related to the products of Apple’s contract manufacturers and the other licensee in dispute comprised approximately $700 million in the third quarter of fiscal 2016. QTL revenues in the third quarter of fiscal 2016 included the recognition of previously deferred royalty revenues associated with the dismissal of the arbitration with LG Electronics, Inc. and higher royalty revenues recognized related to devices sold in prior periods relative to the third quarter of fiscal 2017. In addition to the above, the decrease in QTL revenues in the first nine months of fiscal 2017 of $548 million was also attributable to the previously disclosed licensee in dispute who did not properly report royalties due in the second quarter of fiscal 2017, the recognition of revenues in the second quarter of fiscal 2016 relating to the termination of an infrastructure license agreement resulting from the merger of two licensees and decreased recognition of unearned license fees. Revenues also continued to be impacted negatively by units that we believe are not being reported by certain other licensees and sales of certain unlicensed products. While we have reached agreements with many licensees, negotiations with certain other licensees and unlicensed companies are ongoing, particularly in emerging regions, including China, and additional litigation may become necessary if negotiations fail to resolve the relevant issues.
QTL accounts receivable increased by more than 100% in the first nine months of fiscal 2017 from $644 million to $1.81 billion, primarily due to the short payment of royalties reported in the second quarter of fiscal 2017 by, and deemed collectible from, Apple’s contract manufacturers and the timing of the collection of payments from certain of our other licensees.
QSI Segment. The increase in QSI EBT in the third quarter of fiscal 2017 was primarily due to the net impact of $36 million resulting from higher revenues and costs associated with certain development contracts with one of our equity method investees and an increase of $23 million in net realized gains on investments. The decrease in QSI EBT in the first nine months of fiscal 2017 was primarily due to the effect of a $380 million gain on the sale of wireless spectrum recorded in the first quarter of fiscal 2016, a decrease of $21 million in net realized gains on investments and the net impact of $19 million resulting from higher revenues and costs associated with certain development contracts with one of our equity method investees, partially offset by a decrease of $17 million in equity losses.
Liquidity and Capital Resources
On October 27, 2016, we announced a definitive agreement under which Qualcomm River Holdings will acquire NXP. Pursuant to the definitive agreement, Qualcomm River Holdings has commenced a tender offer to acquire all of the issued and outstanding common shares of NXP for $110 per share in cash, for estimated total cash consideration of $38 billion. The transaction is expected to close by the end of calendar 2017 and is subject to receipt of regulatory approvals in various jurisdictions and other closing conditions. In May 2017, we issued an aggregate principal amount of $11.0 billion of unsecured floating- and fixed-rate notes with varying maturities, of which a portion will be used to fund the purchase price and other related transactions. In addition, we have secured $4.0 billion in committed financing through a Term Loan Facility, which is expected to be drawn on at the close of the NXP transaction. The remaining amount will be funded with cash held by foreign entities, which will result in the use of a substantial portion of our cash, cash equivalents and marketable securities.
Qualcomm River Holdings and NXP may terminate the definitive agreement under certain circumstances. If the definitive agreement is terminated by NXP in certain circumstances, NXP will be required to pay Qualcomm River Holdings a termination fee of $1.25 billion. If the definitive agreement is terminated by Qualcomm River Holdings under certain circumstances involving the failure to obtain the required regulatory approvals or the failure of NXP to complete certain pre-closing reorganization steps in all material respects, Qualcomm River Holdings will be required to pay NXP a termination fee of $2.0 billion. In November 2016, as required by the definitive agreement, we entered into four letters of credit for an aggregate amount of $2.0 billion pursuant to which NXP will have the right to draw amounts to fund the potential termination fee payable to NXP. Each letter of credit is required to be fully cash collateralized in an amount equal to 100% of its face value through deposits with the issuers of the letters of credit. We are restricted from using the funds deposited as collateral while the letters of credit are outstanding. At June 25, 2017, the letters of credit were fully collateralized through bank time deposits and money market funds.
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations, cash provided by our debt programs and proceeds from the issuance of common stock under our employee benefit plans. The following tables present selected financial information related to our liquidity as of June 25, 2017 and September 25, 2016 and for the first nine months of fiscal 2017 and 2016 (in millions):

	June 25, 2017	September 25, 2016	$ Change	% Change
Cash, cash equivalents and marketable securities	$37,752	$32,350	$5,402	17%
Accounts receivable, net	3,532	2,219	1,313	59%
Inventories	2,002	1,556	446	29%
Short-term debt	2,495	1,749	746	43%
Long-term debt	19,403	10,008	9,395	94%

	Nine Months Ended
	June 25, 2017	June 26, 2016	$ Change	% Change
Net cash provided by operating activities	$2,276	$5,316	$(3,040)	(57%)
Net cash used by investing activities	(342)	(2,229)	1,887	N/M
Net cash provided (used) by financing activities	7,001	(4,765)	11,766	N/M
N/M - Not Meaningful
The net increase in cash, cash equivalents and marketable securities was primarily due to the proceeds from the issuance of unsecured floating-rate and fixed-rate notes in May 2017 of approximately $10.95 billion, net of underwriting discounts and offering expenses, and net cash provided by operating activities, partially offset by $2.4 billion in cash dividends paid, the deposit of $2.0 billion that was used to collateralize the letters of credit related to our proposed acquisition of NXP, $1.4 billion in payments to fund acquisitions and other investments, primarily related to our recently formed RF360 Holdings joint venture, $1.0 billion in payments to repurchase shares of our common stock and $750 million of net repayments of our outstanding commercial paper debt. Total cash provided by operating activities decreased primarily due to the $940 million payment in connection with the BlackBerry arbitration and the $927 million payment of the fine related to the KFTC investigation, as well as changes in working capital related to an increase in accounts receivable and inventories and the timing of related payments. Total cash provided by operating activities was also impacted by actions taken in the third quarter of fiscal 2017 by Apple’s contract manufacturers, who did not fully report and did not pay royalties due on sales of Apple products, as well as the previously disclosed dispute with a licensee who did not report or pay royalties due. We expect these licensees will continue to take such actions in the future until the respective disputes are resolved.
Our days sales outstanding, on a consolidated basis, increased to 60 days at June 25, 2017 compared to 33 days at September 25, 2016. The increases in accounts receivable and the related days sales outstanding were primarily due to the short payment in the second quarter of fiscal 2017 of royalties reported by and deemed collectible from Apple’s contract manufacturers. We expect these receivables to remain outstanding until we resolve our dispute with Apple. The increase in accounts receivable also resulted from the accounts receivable relating to our RF360 Holdings joint venture and the timing of the collection of payments from certain of our other licensees. The increase in inventories was primarily due to inventories relating to our RF360 Holdings joint venture and an increase in the overall quantity of units on hand, partially offset by lower average unit cost.
Our cash, cash equivalents and marketable securities at June 25, 2017 consisted of $10.0 billion held by United States-based entities and $27.8 billion held by foreign entities. Most of our cash, cash equivalents and marketable securities held by foreign entities are indefinitely reinvested and would be subject to material tax effects if repatriated. However, we believe that our United States sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate funds held by foreign entities.
We believe our current cash, cash equivalents and marketable securities, our expected cash flow generated from operations and our financing activities will satisfy our working and other capital requirements, for at least the next 12 months based on our current business plans. Recent and expected working and other capital requirements, in addition to our proposed acquisition of NXP, also include the items described below.

•
Our purchase obligations at June 25, 2017, some of which relate to research and development activities and capital expenditures, totaled $3.6 billion and $1.8 billion for fiscal 2017 and 2018, respectively, and $1.5 billion thereafter.

•
Our research and development expenditures were $4.1 billion in the first nine months of fiscal 2017 and $5.2 billion in fiscal 2016, and we expect to continue to invest heavily in research and development for new technologies, applications and services for voice and data communications.

•
Cash outflows for capital expenditures were $428 million in the first nine months of fiscal 2017 and $539 million in fiscal 2016. We anticipate that capital expenditures will be higher in fiscal 2017 as compared to fiscal 2016, primarily due to estimated capital expenditures of approximately $150 million related to the manufacturing operations of our RF360 Holdings joint venture. We also expect to continue to incur capital expenditures in the future to support our business, including research and development activities. Future capital expenditures may be impacted by transactions that are currently not forecasted.

•	In connection with the KFTC investigation, we paid a fine of approximately 1.03 trillion Korean Won (approximately $927 million) on March 30, 2017.

•
In connection with the BlackBerry arbitration, we paid $940 million on May 26, 2017 to cover the award amount, pre-judgment interest and attorneys’ fees. This also reflected certain amounts that were owed to us by BlackBerry.

•
We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly, to open new opportunities for our technologies, obtain development resources, grow our patent portfolio or pursue new businesses.

Debt. In November 2016, we amended and restated our existing Revolving Credit Facility that provides for unsecured revolving facility loans, swing line loans and letters of credit to increase the aggregate amount available to $5.0 billion, of which $530 million and $4.47 billion will expire in February 2020 and November 2021, respectively. At June 25, 2017, no amounts were outstanding under the Amended and Restated Revolving Credit Facility.
We have an unsecured commercial paper program, which provides for the issuance of up to $5.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. At June 25, 2017, we had $999 million of commercial paper outstanding with weighted-average net interest rates of 0.97% and weighted-average remaining days to maturity of 28 days.
In May 2017, we issued an aggregate principal amount of $11.0 billion in nine tranches of unsecured floating- and fixed-rate notes, with maturity dates starting in 2019 through 2047 and effective interest rates between 1.68% and 4.47%. Net proceeds from the issuance of the notes of $11.0 billion are intended to be used to fund a portion of the purchase price of our planned acquisition of NXP and other related transactions and also for general corporate purposes. Our 2019 floating-rate notes, 2020 floating-rate notes, 2019 fixed-rate notes and 2020 fixed-rate notes issued in May 2017 for an aggregate principal amount of $4.0 billion are subject to a special mandatory redemption at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest to, but excluding, the date of such mandatory redemption. The redemption is required on the first to occur of (i) the termination of the NXP purchase agreement or (ii) October 27, 2017 (or such later date on or prior to June 1, 2018 to which such date is extended in accordance with the NXP purchase agreement).
In May 2015, we issued an aggregate principal amount of $10.0 billion in eight tranches of unsecured floating- and fixed-rate notes, with maturity dates starting in 2018 through 2045 and effective interest rates between 1.50% and 4.74%. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes. We may issue additional debt in the future. The amount and timing of such additional borrowings will be subject to a number of factors, including the cash flow generated by United States-based entities, acquisitions and strategic investments, acceptable interest rates and changes in corporate income tax law, among other factors.
In November 2016, we entered into a Term Loan Facility that provides for senior unsecured delayed-draw term facility loans in an aggregate amount of $4.0 billion. Proceeds from the Term Loan Facility, if drawn, will be used to finance, in part, the proposed acquisition of NXP. At June 25, 2017, no amounts were outstanding under the Term Loan Facility.
Additional information regarding our outstanding debt at June 25, 2017 is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Debt.”
Capital Return Program. In the first nine months of fiscal 2017, we repurchased and retired 16,669,000 shares of our common stock for $1.0 billion, before commissions. At June 25, 2017, $2.0 billion remained authorized for repurchase under our stock repurchase program. As a result of our proposed acquisition of NXP and the pending use of our cash and marketable securities, we currently expect to repurchase shares in the next few years to offset dilution from the issuance of common stock under our employee benefit plans.
In the first nine months of fiscal 2017, we paid cash dividends totaling $2.4 billion, or $1.63 per share. On July 13, 2017, we announced a cash dividend of $0.57 per share on our common stock, payable on September 20, 2017 to stockholders of record as of the close of business on August 30, 2017. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders.

Contractual Obligations/Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).
Additional information regarding our financial commitments at June 25, 2017 is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 3. Income Taxes,” “Note 5. Debt,” “Note 6. Commitments and Contingencies” and “Note 8. Acquisitions.”
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
In addition, the use of a significant portion of our cash and the incurrence of substantial indebtedness in connection with the financing of the proposed transaction will reduce our liquidity, and may limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions. See the Risk Factor entitled “There are risks associated with our indebtedness.”
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

•
any disruptions to our business resulting from the pendency of the proposed transaction, including any adverse changes in our relationships with our customers, suppliers, partners or employees, may continue or intensify in the event the proposed transaction is not consummated.

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
Companies that promote standards that are neither CDMA- nor OFDMA-based (e.g., GSM) as well as companies that design integrated circuits based on CDMA, OFDMA, Wi-Fi or their derivatives are generally competitors or potential competitors. Examples (some of which are strategic partners of ours in other areas) include Broadcom Limited, Cirrus Logic, HiSilicon Technologies, Intel, Marvell Technology, Maxim Integrated Products, MediaTek, Microchip Technology Inc., Murata Manufacturing Co., Ltd., Nvidia, Qorvo Inc., Realtek Semiconductor, Samsung Electronics, Skyworks Solutions Inc. and Spreadtrum Communications (which is controlled by Tsinghua Unigroup). Some of these current and potential competitors may have advantages over us that include, among others: motivation by our customers in certain circumstances to utilize their own internally-developed integrated circuit products, to use our competitors’ integrated circuit products, or to choose alternative technologies; lower cost structures and/or a willingness and ability to accept lower prices and lower or negative margins for their products, particularly in China; foreign government support of other technologies or competitors; better known brand names; ownership and control of manufacturing facilities and greater expertise in manufacturing processes; more extensive relationships with local distribution companies and original equipment manufacturers in emerging geographic regions (such as China); and/or a more established presence in certain regions.
We derive a significant portion of our consolidated revenues from a small number of customers and licensees. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuates, our operating results could be negatively affected.
Our QCT segment derives a significant portion of its revenues from a small number of customers, and we expect this trend to continue in the foreseeable future. Our industry is experiencing and may continue to experience concentration of device share among a few companies, particularly at the premium tier, contributing to this trend. In addition, certain of our largest integrated circuit customers develop their own integrated circuit products, which they have in the past chosen, and may in the future choose, to utilize in certain of their devices rather than our integrated circuit products (and/or sell their integrated circuit products to third parties in competition with us). Also, one of our largest integrated circuit customers utilizes products of one of our competitors in certain of their devices rather than our products.
The loss of any one of our significant customers, a reduction in the purchases of our products by such customers or the cancelation of significant purchases by any of these customers, whether due to the use of their own integrated circuit products, our competitors’ integrated circuit products or otherwise, would reduce our revenues and could harm our ability to achieve or sustain expected operating results, and a delay of significant purchases, even if only temporary, would reduce our revenues in the period of the delay. Any such reduction in revenues would also impact our cash resources available for other purposes, such as research and development. Further, the concentration of device share among a few companies, and the corresponding purchasing power of these companies, may result in lower prices for our products which, if not accompanied by a sufficient increase in the volume of purchases of our products, could have an adverse effect on our revenues and margins. In addition, the timing and size of purchases by our significant customers may be impacted by the timing of such customers’ new or next generation product introductions, over which we have no control, and the timing of such introductions may cause our operating results to fluctuate. Accordingly, if current industry dynamics and concentrations continue, our QCT segment’s revenues will continue to depend largely upon, and be impacted by, future purchases, and the timing and size of any such future purchases, by these significant customers.
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
Although we have more than 345 CDMA-based licensees, our QTL segment derives a significant portion of its licensing revenues from a limited number of licensees. In the event that one or more of our significant licensees fail to meet their reporting and/or payment requirements or we are unable to renew or modify one or more of such license agreements under similar terms, our revenues, operating results and cash flows would be adversely impacted. Moreover, the future growth and success of our core licensing business will depend in part on the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain customer acceptance. We have no control over the product development, sales efforts or pricing of products by our licensees, and our licensees might not be successful. Reductions in the average selling prices of wireless devices sold by our major licensees, without a sufficient increase in the volumes of such devices sold, would generally have an adverse effect on our licensing revenues.
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
A reduction in sales of premium-tier devices, or a reduction in sales of our premium-tier integrated circuit products (which have a higher revenue and margin contribution than our lower-tier integrated circuit products), may reduce our revenues and margins and may harm our ability to achieve or sustain expected operating results. Any such reduction in revenues would also impact our cash resources available for other purposes, such as research and development.
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
From time to time, companies initiate various strategies to attempt to renegotiate, mitigate and/or eliminate their need to pay royalties to us for the use of our intellectual property. These strategies have included: (i) litigation, often alleging infringement of patents held by such companies, patent misuse, patent exhaustion, patent invalidity and/or unenforceability of our patents and/or licenses, that we do not license our patents on fair, reasonable and nondiscriminatory (FRAND) terms, or some form of unfair competition or competition law violation; (ii) taking positions contrary to our understanding of their contracts with us; (iii) appeals to governmental authorities; (iv) collective action, including working with wireless operators, standards bodies, other like-minded companies and other organizations, on both formal and informal bases, to adopt intellectual property policies and practices that could have the effect of limiting returns on intellectual property innovations; (v) lobbying governmental regulators and elected officials for the purpose of seeking the imposition of some form of compulsory licensing and/or to weaken a patent holder’s ability to enforce its rights or obtain a fair return for such rights; and (vi) licensees using various strategies to attempt to shift their royalty obligation to their suppliers that results in lowering the wholesale (i.e., licensee’s) selling price on which the royalty is calculated. In addition, certain licensees have disputed, underreported, underpaid, not reported and/or not paid royalties owed to us under their license agreements or reported to us in a manner that is not in compliance with their contractual obligations, and certain companies have yet to enter into or delayed entering into or renewing license agreements with us for their use of our intellectual property, and licensees and/or companies may continue to do so in the future. The fact that one or more licensees dispute, underreport, underpay, do not report and/or do not pay royalties owed to us may encourage other licensees to take similar actions and may encourage other licensees or unlicensed companies to delay entering into, or not enter into, new license agreements. Further, to the extent such licensees and/or companies increase their device share, the negative impact of their underreporting, underpayment, non-reporting and/or non-payment on our business, results of operations, financial condition and/or cash flows will be exacerbated.
We are currently subject to various litigation and governmental investigations and/or proceedings, some of which have and may continue to arise out of the strategies described above. Certain legal matters are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.” The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. Depending on the type of matter, various remedies that could result from an unfavorable resolution include, among others, injunctions, monetary damages or fines or other orders to pay money and the issuance of orders to cease certain conduct and/or modify our business practices. Further, a governmental body in a particular country or region may assert, and may be successful in imposing, remedies with effects that extend beyond the borders of that country or region. See also the Risk Factor entitled “If we are required to change our patent licensing practices due to governmental investigations and/or private legal proceedings challenging those practices, our business and financial results could be adversely impacted.”
In addition, in connection with our participation in SDOs, we, like other patent owners, generally have made contractual commitments to such organizations to license those of our patents that would necessarily be infringed by standard-compliant products (standard-essential patents) on FRAND terms. Some manufacturers and users of standard-compliant products advance interpretations of these FRAND commitments that are adverse to our licensing business, including interpretations that would limit the amount of royalties that we could collect on the licensing of our patent portfolio.
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
Regulations in the United States require that we determine whether certain materials used in our products, referred to as conflict minerals, originated in the Democratic Republic of the Congo or an adjoining country (collectively, the Covered Countries), or were from recycled or scrap sources. The verification and reporting requirements, in addition to customer demands for conflict free sourcing, impose additional costs on us and on our suppliers and may limit the sources or increase the prices of materials used in our products. Further, if we are unable to determine that the conflict minerals used in our products do not directly or indirectly finance or benefit armed groups in the Covered Countries, we may face challenges with our customers that place us at a competitive disadvantage, and our reputation may be harmed.
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
We have had and may in the future have difficulty in certain circumstances in protecting or enforcing our intellectual property rights and/or contracts, including collecting royalties for use of our patent portfolio in particular foreign jurisdictions due to, among others: refusal by certain licensees to report and/or pay all or a portion of the royalties they owe to us; policies of foreign governments; challenges to our licensing practices under such jurisdictions’ competition laws; adoption of mandatory licensing provisions by foreign jurisdictions (either with controlled/regulated royalties or royalty free); failure of foreign courts to recognize and enforce judgments of contract breach and damages issued by courts in the United States; and/or challenges pending before foreign competition agencies to the pricing and integration of additional features and functionality into our chipset products. Certain licensees have disputed, underreported, underpaid, not reported and/or not paid royalties owed to us under their license agreements with us or reported to us in a manner that is not in compliance with their contractual obligations, and certain companies have yet to enter into or delayed entering into or renewing license agreements for their use of our intellectual property, and such licensees and/or companies may continue to do so in the future. The fact that one or more licensees dispute, underreport, underpay, do not report and/or do not pay royalties owed to us may encourage other licensees to take similar actions and may encourage other licensees or unlicensed companies to delay entering into, or not enter into, new license agreements. Additionally, although our license agreements provide us with the right to audit the books and records of licensees, audits can be expensive, time consuming, incomplete and subject to dispute. Further, certain licensees may not comply with the obligation to provide full access to their books and records. To the extent we do not aggressively enforce our rights under our license agreements, licensees may not comply with their existing license agreements, and to the extent we do not aggressively pursue unlicensed companies to enter into license agreements with us for their use of our intellectual property, other unlicensed companies may not enter into license agreements.
We have entered into litigation in the past and may need to further litigate in the future to enforce our contract and/or intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. We are currently engaged in litigation matters related to protecting or enforcing our contract and/or intellectual property rights, and certain such matters are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.” As a result of any such litigation, we could lose our ability to enforce one or more patents, portions of our license agreements could be determined to be invalid or unenforceable (which may in turn result in other licensees either not complying with their existing license agreements and/or initiating litigation) and/or we could incur substantial unexpected operating costs. Any action we take to enforce our contract or intellectual property rights could be costly and could absorb significant management time and attention, which, in turn, could negatively impact our operating results. Further, even a positive resolution to our enforcement efforts may take time to conclude, which may reduce our revenues and cash resources available for other purposes, such as research and development, in the periods prior to conclusion. See also the Risk Factor entitled “If we are required to change our patent licensing practices due to governmental investigations and/or private legal proceedings challenging those practices, our business and financial results could be adversely impacted.”
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

Although we own a very strong portfolio of issued and pending patents related to EDGE, OFDM, OFDMA, WLAN and other technologies, our patent portfolio licensing program in these areas is less established and might not be as successful in generating licensing revenues as our CDMA licensing program has been. Many wireless operators are investigating, have selected or have deployed OFDMA-based LTE as their next-generation 4G technology in existing (or future if not yet deployed) wireless spectrum bands as complementary to their existing CDMA-based networks. While 3G/4G multimode products are generally covered by our existing 3G licensing agreements, products that implement 4G but do not also implement 3G are generally not covered by these agreements. Although we believe that our patented technology is essential and useful to implementation of the LTE industry standards and have granted royalty-bearing licenses to more than 230 companies (including Huawei, Lenovo, LG, Microsoft, Oppo, Samsung, Sony Mobile, vivo, Xiaomi and ZTE) that have realized that they need a license to our patents to make and sell products implementing 4G standards but not implementing 3G standards, it may be difficult to agree on material terms and/or conditions of new license agreements that are acceptable to us with companies that are currently unlicensed. Further, the royalty rates for single mode 4G products are lower than our royalty rates for 3G and 3G/4G multimode products, so, without a corresponding increase in volumes and/or device ASP, we will not achieve the same licensing revenues on such LTE products as on 3G and 3G/4G multimode products. In addition, new connectivity and other services are emerging that rely on devices that may or may not be used on traditional cellular networks, such as devices used in the connected home or the IoT. We also seek to diversify and broaden our technology licensing programs to new industry segments in which we can utilize our technology leadership, such as wireless charging and other technologies. Standards, even de facto standards, that develop as these technologies mature, in particular those that do not include a base level of interoperability, may impact our ability to obtain royalties that are equivalent to those that we receive for 3G and 3G/4G multimode products used in cellular communications. Although we believe that our patented technology is essential and useful to the commercialization of such services, any royalties we receive may be lower than those we receive from our current licensing program.
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
Our QCT segment primarily utilizes a fabless production model, which means that we generally do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Other than the manufacturing facilities we now operate through our recently formed RF360 Holdings joint venture, we rely on independent third-party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. We employ both turnkey and two-stage manufacturing models to purchase our integrated circuits. Under the turnkey model, our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing model, we purchase die in singular or wafer form from semiconductor manufacturing foundries and contract with separate third-party suppliers for manufacturing services such as wafer bump, probe, assembly and the majority of our final test requirements. The semiconductor manufacturing foundries that supply products to our QCT segment are primarily located in Asia, as are our primary warehouses where we store finished goods for fulfillment of customer orders. The following could have an adverse effect on our ability to meet customer demands and/or negatively impact our revenues, business operations, profitability and/or cash flows:

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
We engage in strategic acquisitions and other transactions, including joint ventures, and make investments, which we believe are important to the future of our business, with the goal of maximizing stockholder value. We acquire businesses and other assets, including patents, technology, wireless spectrum and other intangible assets, enter into joint ventures or other strategic transactions, and purchase minority equity interests in or make loans to companies that may be private and early-stage. Our strategic activities are generally focused on opening or expanding opportunities for our technologies and supporting the design and introduction of new products and services (or enhancing existing products or services) for voice and data communications and new industry segments. Recent material transactions include our acquisition of CSR plc, our RF360 Holdings joint venture with TDK Corporation and our proposed acquisition of NXP. Many of our strategic activities entail a high degree of risk and require the use of domestic and/or foreign capital, and investments may not become liquid for several years after the date of the investment, if at all. Our strategic activities may not generate financial returns or result in increased adoption or continued use of our technologies, products or services. We may underestimate the costs and/or overestimate the benefits, including product, revenue, cost and other synergies and growth opportunities that we expect to realize, and we may not achieve those benefits. In some cases, we may be required to consolidate or record our share of the earnings or losses of companies in which we have acquired ownership interests. In addition, we may record impairment charges related to our strategic activities. Any losses or impairment charges that we incur related to strategic activities will have a negative impact on our financial results, and we may continue to incur new or additional losses related to strategic assets or investments that we have not fully impaired or exited.
Achieving the anticipated benefits of business acquisitions, including joint ventures and other strategic investments in which we have management and operational control, depends in part upon our ability to integrate the businesses in an efficient and effective manner and achieve anticipated synergies, and we may not be successful in these efforts. Such integration is complex and time consuming and involves significant challenges, including, among others: retaining key employees; successfully integrating new employees, technology, products, processes, operations (including manufacturing operations), sales and distribution channels, business models and business systems; retaining customers and suppliers of the businesses; consolidating research and development and/or supply operations; minimizing the diversion of management’s attention from ongoing business matters; consolidating corporate and administrative infrastructures; and managing the increased scale, complexity and globalization of our business, operations and employee base. We may not derive any commercial value from associated technologies or products or from future technologies or products based on these technologies, and we may be subject to liabilities that are not covered by indemnification protection that we may obtain, and we may become subject to litigation. Additionally, we may not be successful in entering or expanding into new sales or distribution channels, business or operational models (including manufacturing), geographic regions, industry segments and/or categories of products served by or adjacent to the associated businesses or in addressing potential new opportunities that may arise out of the combination.
If we do not achieve the anticipated benefits of business acquisitions or other strategic activities, our business and results of operations may be adversely affected, and we may not enhance stockholder value by engaging in these transactions.
Our use of open source software may harm our business.
Certain of our software and our suppliers’ software may contain or may be derived from “open source” software, and we have seen, and believe we will continue to see, an increase in customers requesting that we develop products, including software associated with our integrated circuit products, that incorporate open source software elements and operate in an open source environment, which, under certain open source licenses, may offer accessibility to a portion of a product’s source code and may expose related intellectual property to adverse licensing conditions. Licensing of such software may impose certain obligations on us if we were to distribute derivative works of the open source software. For example, these obligations may require us to make source code for the derivative works available to our customers in a manner that allows them to make such source code available to their customers or license such derivative works under a particular type of license that is different than what we customarily use to license our software. Developing open source products, while adequately protecting the intellectual property rights upon which our licensing business depends, may prove burdensome and time-consuming under certain circumstances, thereby placing us at a competitive disadvantage, and we may not adequately protect our intellectual property rights. Also, our use and our customers’ use of open source software may subject our products and our customers’ products to governmental scrutiny and delays in product certification, which could cause customers to view our products as less desirable than our competitors’ products. While we believe we have taken appropriate steps and employ adequate controls to protect our intellectual property rights, our use of open source software presents risks that could have an adverse effect on these rights and on our business.
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
We are subject to income taxes in the United States and numerous foreign jurisdictions, including Singapore where our QCT segment’s non-United States headquarters is located. Significant judgment is required in determining our provision for income taxes. We regularly are subject to examination of our tax returns and reports by taxing authorities in the United States federal jurisdiction and various state and foreign jurisdictions, most notably in countries where we earn a routine return and the tax authorities believe substantial value-add activities are performed. Our current examinations are at various stages with respect to assessments, claims, deficiencies and refunds. We continually assess the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts give rise to a revision become known. Although we believe that our tax estimates are reasonable at June 25, 2017, the final determination of tax audits and any related legal proceedings could materially differ from amounts reflected in our historical income tax provisions and accruals. In such case, our income tax provision, results of operations and/or cash flows in the period or periods in which that determination is made could be negatively affected.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2016 Annual Report on Form 10-K. At June 25, 2017, there have been no material changes to the financial market risks described at September 25, 2016, except as described below. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
Marketable Securities
We have made investments in marketable equity securities of companies of varying size, style, industry and geography and changes in investment allocations may affect the price volatility of our investments. On October 27, 2016, we announced a definitive agreement under which Qualcomm River Holdings will acquire NXP for estimated total cash consideration to be paid to NXP’s shareholders of $38 billion. We intend to fund the transaction with cash held by foreign entities as well as funds raised in connection with our recent May 2017 debt issuance, which will result in the use of a substantial portion of our cash, cash equivalents and marketable securities, as well as committed financing through a Term Loan Facility, which is expected to be drawn on at the close of the NXP transaction. As a result, in the first quarter of fiscal 2017, we began and expect to continue divesting a substantial portion of our marketable securities portfolio, including our equity securities and fund shares.
Equity Price Risk. The recorded values of our marketable equity securities and fund shares decreased to $32 million at June 25, 2017 from $1.7 billion at September 25, 2016. At June 25, 2017, we had no gross unrealized losses related to our marketable equity securities and fund shares. A 10% decrease in the market price of our marketable equity securities and fund shares at June 25, 2017 would have caused a decrease in the carrying amounts of these securities of $3 million.
Interest Rate Risk. We invest a portion of our cash in a number of diversified fixed- and floating-rate securities consisting of cash equivalents, marketable debt securities, debt funds, time deposits and derivative instruments related to our investment portfolio that are subject to interest rate risk. Changes in the general level of interest rates can affect the fair value of our investment portfolio. If interest rates in the general economy were to rise, our holdings could lose value. As a result of divesting of a substantial portion of our marketable securities portfolio, the fair value of our investment portfolio is subject to lower interest rate risk. At June 25, 2017, a hypothetical increase in interest rates of 100 basis points across the entire yield curve on our holdings would have resulted in a decrease of $294 million in the fair value of our holdings. At September 25, 2016, a hypothetical increase in interest rates of 100 basis points across the entire yield curve on our holdings would have resulted in a decrease of $501 million in the fair value of our holdings.
Debt and Interest Rate Swap Agreements
Interest Rate Risk. In May 2017, we issued an aggregate principal amount of $11.0 billion of unsecured floating- and fixed-rate notes with varying maturity dates. In 2015, we issued an aggregate principal amount of $10.0 billion of unsecured floating- and fixed-rate notes with varying maturity dates and entered into interest rate swaps with an aggregate notional amount of $3.0 billion to effectively convert certain fixed-rate interest payments into floating-rate payments. The interest rates on our floating-rate notes and interest rate swaps are based on LIBOR. By issuing additional floating-rate notes, our assumed risks associated with variable interest rates based on LIBOR have increased. At June 25, 2017, a hypothetical increase in LIBOR-based interest rates of 100 basis points would cause our interest expense to increase by $45 million on an annualized basis as it relates to our floating-rate notes and interest rate swap agreements. At September 25, 2016, a hypothetical increase in LIBOR-based interest rates of 100 basis points would have caused our interest expense to increase by $30 million on an annualized basis as it relates to our floating-rate notes and interest rate swap agreements.
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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting in the third quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
We have provided updated Risk Factors in the section labeled “Risk Factors” in “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” With the exception of the risk factors (which had been included in a previous quarterly update to the Risk Factors) labeled “If we are required to change our patent licensing practices due to governmental investigations and/or private legal proceedings challenging those practices, our business and financial results could be adversely impacted” and “There are numerous risks associated with our operation and control of manufacturing facilities we acquired through the formation of our joint venture with TDK, RF360 Holdings, including a higher portion of fixed costs relative to a fabless model, environmental compliance and liability, exposure to natural disasters, timely supply of equipment and materials and manufacturing difficulties,” and related changes in several other risk factors, we do not believe those updates have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities in the third quarter of fiscal 2017 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
March 27, 2017 to April 23, 2017	—	$—	—	$2,259
April 24, 2017 to May 21, 2017	—	—	—	2,259
May 22, 2017 to June 25, 2017	5,182	57.89	5,182	1,959
Total	5,182		5,182

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)
On March 9, 2015, we announced a repurchase program authorizing us to repurchase up to $15 billion of our common stock. At June 25, 2017, $2.0 billion remained authorized for repurchase. The stock repurchase program has no expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
2.2	Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (2)	8-K	000-19528/ 161339867	1/13/2016	2.1
2.3	Amendment #1, dated December 20, 2016, to Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (2)	10-Q	000-19528/ 17546539	1/25/2017	2.3
2.4	Amendment #2, dated January 19, 2017, to Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (2)	10-Q	000-19528/ 17546539	1/25/2017	2.4
2.5	Purchase Agreement dated as of October 27, 2016 by and between Qualcomm River Holdings, B.V. and NXP Semiconductors N.V. (2)	8-K	000-19528/ 161956228	10/27/2016	2.1
2.6	Amendment #3, dated February 3, 2017, to Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (2)	10-Q	000-19528/ 17770305	4/19/2017	2.6
3.1	Restated Certificate of Incorporation, as amended.	10-Q	000-19528/ 161775595	7/20/2016	3.1
3.2	Amended and Restated Bylaws.	8-K	000-19528/ 161769723	7/15/2016	3.2
4.1	Indenture, dated May 20, 2015, between the Company and U.S. Bank National Association, as trustee.	8-K	000-19528/ 15880967	5/21/2015	4.1
4.2	Officers’ Certificate, dated May 20, 2015, for the Floating Rate Notes due 2018, the Floating Rate Notes due 2020, the 1.400% Notes due 2018, the 2.250% Notes due 2020, the 3.000% Notes due 2022, the 3.450% Notes due 2025, the 4.650% Notes due 2035 and the 4.800% Notes due 2045.	8-K	000-19528/ 15880967	5/21/2015	4.2
4.3	Form of Floating Rate Notes due 2018.	8-K	000-19528/ 15880967	5/21/2015	4.3
4.4	Form of Floating Rate Notes due 2020.	8-K	000-19528/ 15880967	5/21/2015	4.4
4.5	Form of 1.400% Notes due 2018.	8-K	000-19528/ 15880967	5/21/2015	4.5
4.6	Form of 2.250% Notes due 2020.	8-K	000-19528/ 15880967	5/21/2015	4.6
4.7	Form of 3.000% Notes due 2022.	8-K	000-19528/ 15880967	5/21/2015	4.7
4.8	Form of 3.450% Notes due 2025.	8-K	000-19528/ 15880967	5/21/2015	4.8
4.9	Form of 4.650% Notes due 2035.	8-K	000-19528/ 15880967	5/21/2015	4.9
4.10	Form of 4.800% Notes due 2045.	8-K	000-19528/ 15880967	5/21/2015	4.10
4.11	Officers’ Certificate, dated May 26, 2017, for the Floating Rate Notes due 2019, the Floating Rate Notes due 2020, the Floating Rate Notes due 2023, the 1.850% Notes due 2019, the 2.100% Notes due 2020, the 2.600% Notes due 2023, the 2.900% Notes due 2024, the 3.250% Notes due 2027 and the 4.300% Notes due 2047.	8-K	000-19528/ 17882336	5/31/2017	4.2

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
4.12	Form of Floating Rate Notes due 2019.	8-K	000-19528/ 17882336	5/31/2017	4.3
4.13	Form of Floating Rate Notes due 2020.	8-K	000-19528/ 17882336	5/31/2017	4.4
4.14	Form of Floating Rate Notes due 2023.	8-K	000-19528/ 17882336	5/31/2017	4.5
4.15	Form of 1.850% Notes due 2019.	8-K	000-19528/ 17882336	5/31/2017	4.6
4.16	Form of 2.100% Notes due 2020.	8-K	000-19528/ 17882336	5/31/2017	4.7
4.17	Form of 2.600% Notes due 2023.	8-K	000-19528/ 17882336	5/31/2017	4.8
4.18	Form of 2.900% Notes due 2024.	8-K	000-19528/ 17882336	5/31/2017	4.9
4.19	Form of 3.250% Notes due 2027.	8-K	000-19528/ 17882336	5/31/2017	4.10
4.20	Form of 4.300% Notes due 2047.	8-K	000-19528/ 17882336	5/31/2017	4.11
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steve Mollenkopf.					X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George S. Davis.					X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Steve Mollenkopf.					X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for George S. Davis.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.					X
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

Dated: July 19, 2017