Form 10-K
period 2017-09-24
QUALCOMM INC/DE
filed 2017-11-01
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 24, 2017
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
Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 26, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was $83,990,231,661, based upon the closing price of the registrant’s common stock on that date as reported on the NASDAQ Global Select Market.
The number of shares outstanding of the registrant’s common stock was 1,474,164,639 at October 30, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement in connection with the registrant’s 2018 Annual Meeting of Stockholders, to be filed with the Commission subsequent to the date hereof pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

QUALCOMM INCORPORATED
Form 10-K
For the Fiscal Year Ended September 24, 2017
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
Although forward-looking statements in this Annual Report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under “Part I, Item 1A. Risk Factors” below, as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.
PART I
Item 1. Business
We incorporated in California in 1985 and reincorporated in Delaware in 1991. We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Our 52-week fiscal years consist of four equal fiscal quarters of 13 weeks each, and our 53-week fiscal years consist of three 13-week fiscal quarters and one 14-week fiscal quarter. The financial results for our 53-week fiscal years and our 14-week fiscal quarters will not be exactly comparable to our 52-week fiscal years and our 13-week fiscal quarters. The fiscal years ended September 24, 2017, September 25, 2016 and September 27, 2015 included 52 weeks.
Overview
We are a global leader in the development and commercialization of foundational technologies and products used in mobile devices and other wireless products, including network equipment, broadband gateway equipment and consumer electronic devices. Our inventions helped power the growth in smartphones, which have connected billions of people. We are a pioneer in 3G (third generation) and 4G (fourth generation) wireless technologies, and are now a leader in 5G (fifth generation) wireless technologies to empower a new era of intelligent, connected devices. Our technologies and products are also used in industry segments beyond mobile, including automotive, IoT (Internet of Things), data center, networking, computing and machine learning, and allow millions of devices to connect with each other in new ways. We derive revenues principally from sales of integrated circuit products and licensing our intellectual property, including patents, software and other rights.
The foundational technologies we invent help power the modern mobile experience. We share these inventions broadly through our licensing program, ensuring wide ecosystem access to technologies at the core of mobile innovation, and through the sale of our wireless chipset platforms and other products, which accelerates consumer adoption of experiences empowered by these inventions. As a company, we collaborate across the ecosystem, including manufacturers, operators, developers, governments and industry standards organizations, to create a global environment that drives continued progress and growth.
We have a long history of driving innovation. We played a leading role in developing the inventions that serve as the foundation for 3G and 4G wireless technologies, which are expected to serve as the basis for 5G wireless technologies. This includes the CDMA (Code Division Multiple Access) and OFDMA (Orthogonal Frequency Division Multiple Access) families of technologies, with the latter encompassing LTE (Long Term Evolution), which, along with TDMA (Time Division Multiple Access), are the primary digital technologies currently used to transmit a wireless device user’s voice or data over radio waves using a public cellular wireless network. We own significant intellectual property applicable to products that implement any version of CDMA and OFDMA, including patents, patent applications and trade secrets. Companies in the mobile communications industry generally recognize that any company seeking to develop, manufacture and/or sell subscriber units or infrastructure equipment that use CDMA-based and/or OFDMA-based technologies will require a license or other rights to use our patents.
We also develop and commercialize numerous other key technologies used in handsets and other wireless devices that contribute to end-user demand, and we own substantial intellectual property related to these technologies. Some of these inventions were contributed to and are being commercialized as industry standards, such as certain video and audio codec, wireless LAN (local area network), GPS (global positioning system) and positioning and Bluetooth. Other technologies widely used by wireless devices that we have developed are not related to any industry standards, such as operating systems, user interfaces, graphics and camera processing functionality, RF (radio frequency) and antenna design and application processor architectures. Our patents cover a wide range of technologies across the entire wireless system (including wireless devices and infrastructure equipment) and not just what is embodied in chipsets.
We are organized on the basis of products and services and have three reportable segments. We conduct business primarily through our QCT (Qualcomm CDMA Technologies) semiconductor business and our QTL (Qualcomm Technology Licensing) licensing business. QCT develops and supplies integrated circuits (also known as chips or chipsets) and system software based on CDMA, OFDMA and other technologies for use in mobile devices, wireless networks, devices used in the Internet of Things (IoT), broadband gateway equipment, consumer electronic devices and automotive telematics and infotainment systems. QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products. Our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments. We also have nonreportable segments, including our mobile health, data center, small cell and other wireless technology and service initiatives.
Industry Trends
The mobile industry has experienced tremendous growth for more than 20 years, growing from less than 60 million global connections in 1994 (WCIS+, October 2017) to approximately 7.8 billion global connections as of September 30, 2017 (GSMA Intelligence, October 2017). As the largest technology platform in the world, mobile has changed the way we work, the way we live and the way we connect with each other. The scale and pace of innovation in mobile, especially around connectivity and computing capabilities, is also impacting industries beyond wireless. Our business model and inventions have been integral to the mobile evolution, providing foundational technologies for this continued innovation and growth.
Extending connectivity. 3G/4G multimode mobile broadband technology has been a key growth driver of mobile, providing users with fast, reliable, always-on connectivity. As of September 30, 2017, there were approximately 4.7 billion 3G/4G connections globally (CDMA-based, OFDMA-based and CDMA/OFDMA multimode) representing nearly 60% of total mobile connections (GSMA Intelligence, October 2017). By 2020, global 3G/4G connections are projected to reach 6.3 billion, with approximately 83% of these connections coming from emerging regions (GSMA Intelligence, October 2017).
3G/4G multimode mobile broadband has also emerged as an important platform for extending the reach and potential of the Internet. In 2010, the number of broadband connections using mobile technology surpassed those using fixed technologies (GSMA Intelligence, October 2017), making mobile networks the primary method of access to the Internet for many people around the world. This is further amplified in emerging regions, where, as of September 30, 2017, 3G/4G connections are approximately six times the number of fixed Internet connections (GSMA Intelligence and WBIS, October 2017). In China, 3G/4G LTE multimode services have experienced strong adoption since being launched in the fourth quarter of calendar 2013, with more than 939 million connections reported as of September 30, 2017 (GSMA Intelligence, October 2017). In India, mobile operators continue to expand their 4G multimode services, providing consumers with the benefits of advanced mobile broadband connectivity while creating new opportunities for device manufacturers and other members of the mobile ecosystem. 3G/4G mobile broadband may be the first and, in many cases, the only way that people in these regions access the Internet.
Looking ahead, Qualcomm and the wireless industry are actively developing and standardizing 5G technology, which is the next generation of wireless technology, expected to be commercially deployed starting in 2019. While the 5G New Radio (NR) standard is still being defined, it is expected to provide a unified connectivity network for all spectrum and service types based on OFDM technology. 5G is being designed to support faster data rates, lower network latency and wider bandwidths of spectrum. Incorporating many of the innovations developed for 4G, 5G is also expected to be scalable and adaptable across a variety of use cases, which include, among others: empowering new industries and services, such as autonomous vehicles and industrial applications, through ultra-reliable, ultra-low latency communication links; and connecting a significant number of “things” (also known as the Internet of Things or IoT, including the connected home, smart cities devices, wearables and voice and music devices), with connectivity designed to meet ultra-low power, complexity and cost requirements. 5G is also expected to enhance mobile broadband services, including ultra-high definition (4K) video streaming and augmented and virtual reality, with multi-gigabit speeds.

Most 5G devices are expected to include multimode support for 3G, 4G and Wi-Fi, enabling service continuity where 5G has yet to be deployed and simultaneous connectivity across 4G and Wi-Fi technologies, while also allowing mobile operators to utilize current network deployments. At the same time, 4G is expected to continue to evolve in parallel with the development of 5G and become fundamental to many of the key 5G technologies, such as support for unlicensed spectrum, gigabit LTE user data rates and LTE IoT to meet the needs of ultra-low power, complexity and cost applications. The first phase of 5G networks are expected to support mobile broadband services for the smartphone form factor both in lower spectrum bands below 6 GHz as well as higher bands above 6 GHz, including millimeter wave (mmWave).
We continue to work closely with mobile operators and infrastructure companies around the world on 5G demonstrations and trials in preparation for commercial network launches.
Growth in smartphones. Smartphone adoption continues to expand globally, fueled by fast 3G/4G LTE multimode connectivity advanced multimedia features and enhanced location awareness capabilities, among others. In 2016, approximately 1.5 billion smartphones shipped globally, representing a year-over-year increase of approximately 5%, with cumulative smartphone shipments between 2017 and 2021 projected to reach approximately 8.6 billion (Gartner, September 2017). Most of this growth is happening in emerging regions, where smartphones accounted for approximately 75% of handset shipments in 2016 and are expected to reach approximately 92% in 2021 (Gartner, September 2017). Growth in smartphones has not only been driven by the success of premium-tier devices, but also by the number of affordable handsets that are fueling shipments in emerging regions and the variety of flexible and affordable data plans being offered by mobile operators.
Consumer demand for new types of experiences empowered by 3G/4G LTE connectivity, combined with the needs of mobile operators and device manufacturers to provide differentiated features and services, is driving continued innovation within the smartphone. We have been a leading contributor to this innovation that is happening across multiple technology dimensions, including connectivity, intelligence, camera, audio, video, sensors and security. As a result, the smartphone has become the go-to device for social networking, music, gaming, email and web browsing, among others. It is also replacing many traditional consumer electronics devices due to advanced capabilities, including digital cameras, video cameras, Global Positioning System (GPS) units and music players, combined with an always on and connected mobile platform.
Transforming other industries. With its significant scale, rapid development cycles and highly integrated solutions, a number of industries beyond mobile are leveraging technology innovations found in smartphones. Our inventions that contribute to the formation of advanced cellular technologies, such as 3G/4G LTE connectivity, are helping transform industry segments outside of the traditional cellular industry, including automotive and IoT, among others, and empowering companies to create new products and services.
The proliferation of intelligent, connected things is also enabling new types of user experiences, as smartphones are able to interact with and control more of the objects around us. Through the addition of embedded sensors and on-device artificial intelligence processing, connected things are able to collect data and learn about their environment, providing users with contextually relevant information and further increasing the device’s utility and value.
Wireless Technologies Overview
The growth in the use of wireless devices worldwide and the demand for data services and applications requires continuous innovation to further improve the user experience, support new services, increase network capacity, make use of different frequency bands and allow for dense network deployments. To meet these requirements, different wireless communications technologies continue to evolve. For nearly three decades, we have invested heavily in research and development to drive the evolution of wireless technologies, including CDMA and OFDMA. As a result, we have developed and acquired (and continue to develop and acquire) significant related intellectual property. This intellectual property has been incorporated into the most widely accepted and deployed cellular wireless communications technology standards, and we have licensed it to several hundred licensees, including leading wireless device and infrastructure manufacturers.
Cellular wireless technologies. Relevant cellular wireless technologies can be grouped into the following categories.
TDMA-based. TDMA (Time Division Multiple Access)-based technologies are characterized by their access method allowing several users to share the same frequency channel by dividing the signal into different time slots. Most of these systems are classified as 2G (second generation) technology. The main examples of TDMA-based technologies are GSM (deployed worldwide), IS-136 (deployed in the Americas) and Personal Digital Cellular (PDC) (deployed in Japan).
Since CDMA technologies are the basis for all 3G wireless systems, GSM connections are declining. According to GSMA Intelligence estimates as of September 30, 2017, there were approximately 3.1 billion GSM connections worldwide, representing approximately 39% of total cellular connections, down from 46% as of September 30, 2016. The transition of wireless devices from 2G to 3G/4G technologies continued around the world with 3G/4G connections up 16% year-over-year (GSMA Intelligence, October 2017).
CDMA-based. CDMA-based technologies are characterized by their access method allowing several users to share the same frequency and time by allocating different orthogonal codes to individual users. Most of the CDMA-based technologies are classified as 3G technology.
There are a number of variants of CDMA-based technologies deployed around the world, in particular CDMA2000, EV-DO (Evolution Data Optimized), WCDMA (Wideband CDMA) and TD-SCDMA (Time Division-Synchronous CDMA) (deployed exclusively in China). CDMA-based technologies provide vastly improved capacity for voice and low-rate data services as compared to analog technologies and significant improvements over TDMA-based technologies such as GSM. To date, these technologies have seen many revisions, and they continue to evolve. New features continue to be defined in the 3rd Generation Partnership Project (3GPP), an industry standards development organization.
CDMA technologies ushered in a significant increase in broadband data services that continue to grow globally. According to GSMA Intelligence estimates as of September 30, 2017, there were approximately 2.4 billion CDMA-based connections worldwide, representing approximately 30% of total cellular connections.
OFDMA-based. OFDMA-based technologies are characterized by their access method allowing several users to share the same frequency band and time by allocating different subcarriers to individual users. Most of the OFDMA-based technologies to be deployed through 2017 are classified as 4G technology. It is expected that 5G will heavily leverage OFDM-based technologies. We continue to play a significant role in the development of LTE and LTE Advanced, which are the predominant 4G technologies currently in use, and their evolution to LTE Advanced Pro.
LTE is incorporated in 3GPP specifications starting from release 8 and uses OFDMA in the downlink and single carrier FDMA (SC-FDMA) in the uplink. LTE has two modes, FDD (frequency division duplex) and TDD (time division duplex), to support paired and unpaired spectrum, respectively, and is being developed by 3GPP. The principal benefit of LTE is its ability to leverage a wide range of spectrum (bandwidths of up to 20 MHz or more through aggregation). LTE is designed to seamlessly interwork with 3G through 3G/4G multimode devices. Most LTE devices rely on 3G for voice services across the network, as well as for ubiquitous data services outside the LTE coverage area, and on 4G for data services inside the LTE coverage area. LTE’s voice solution, VoLTE (voice over LTE), is being commercially deployed in a growing number of networks.
Carrier aggregation, one of the significant improvements of LTE Advanced, was commercially launched in June 2013 and continues to evolve to aggregate additional carriers in the uplink as well as the downlink. Along with carrier aggregation, LTE Advanced brings many more enhancements, including advanced antenna techniques and optimization for small cells. Apart from improving the performance of existing networks, these releases also bring new enhancements under the umbrella of LTE Advanced Pro to which we have been a significant contributor, including, LTE Direct for proximity-based device-to-device discovery, cellular vehicle-to-everything (C-V2X) communication, improved LTE broadcast, optimizations of narrowband communications designed for IoT (known as eMTC and NB-IoT) and the ability to use LTE Advanced in unlicensed spectrum (LTE Unlicensed) as well as in emerging shared spectrum bands in various regions (such as the Citizens Broadband Radio Service or CBRS in the United States). There will be multiple options for deploying LTE Unlicensed for different deployment scenarios.
•LTE-U, which relies on an LTE control carrier based on 3GPP Release 12, uses carrier aggregation to combine unlicensed and licensed spectrum in the downlink and has been introduced in early mobile operator deployments in the United States and evolves to Licensed Assisted Access (LAA).
•LAA, introduced as part of 3GPP Release 13, also aggregates unlicensed and licensed spectrum in both up and downlink and is being deployed globally by mobile operators. LAA is a key technology for many operators with limited licensed spectrum to deliver Gigabit LTE speeds.
•MulteFire can operate in unlicensed spectrum without a licensed anchor control channel.
There also have been ongoing efforts to make the interworking between LTE and Wi-Fi more seamless and completely transparent to the users. Further integration is achieved with LTE Wi-Fi Link Aggregation (LWA), which will utilize existing and new carrier Wi-Fi deployments.
According to GSMA Intelligence estimates as of September 30, 2017, there were approximately 2.3 billion global LTE connections worldwide, representing approximately 30% of total cellular connections.
According to the Global mobile Suppliers Association (GSA), as of September 30, 2017, more than 810 wireless operators have commercially deployed or started testing LTE with 644 commercially launched in 200 countries. In addition, LTE Advanced standards featuring carrier aggregation have begun to be deployed, with 212 operators having commercially launched LTE Advanced networks in 105 countries (GSA, October 2017).

As we look forward, the wireless industry is actively building the next generation of cellular technologies under the name 5G in 3GPP. While 5G is still being defined, our inventions that serve as foundational technologies for 3G and 4G are expected to serve as the basis for 5G wireless technologies. 5G is expected to transform the role of wireless technologies and incorporate advancements on 3G/4G features available today, including further enhanced mobile broadband services, device-to-device capabilities, use of all different types of spectrum (including licensed, unlicensed and shared spectrum) and connectivity of a significant number of things. 5G is also expected to include operation in emerging higher frequency bands, such as those in the millimeter wave range to significantly increase the data rate offered to users. Furthermore, 5G is expected to offer techniques that will allow cellular networks to expand into new vertical product segments, such as enabling automation-based platforms for industrial companies (known as Industrial IoT), and define a radio link with much higher levels of reliability for control of vehicles and machines. This development, which builds on the various 3G and 4G features addressing IoT, will further sustain the trend of enabling cellular connectivity to non-handset categories of devices. We continue to play a significant role in driving 5G from standardization to commercialization, including contributing to 3GPP standardization activities to define the 5G New Radio (NR) and Next Generation Core (NGC) standard and collaborating with industry participants on 5G demonstrations and trials to prepare for commercial network launches. We continue to enhance and track the 3GPP standard in our 5G NR prototypes for spectrum below 6GHz and mmWave spectrum, as well as for shared and unlicensed spectrum. These prototypes will be used for interoperability device testing starting in late 2017 with infrastructure partners as well as for early trial activities with mobile operators.
Other (non-cellular) wireless technologies. There are other, non-cellular wireless technologies that have also been broadly adopted.
Wireless Local Area Networks. Wireless local area networks (WLAN), such as Wi-Fi, link two or more nearby devices wirelessly and usually provide connectivity through an access point. Wi-Fi systems are based on standards developed by the Institute of Electrical and Electronics Engineers (IEEE) in the 802.11 family of standards. 802.11ax, the latest standard, adds advanced features such as downlink and uplink OFDMA and uplink multiple user multiple in/multiple out (UL MU MIMO) to the 802.11 baseline standard. This technology primarily targets broadband connectivity for mobile devices, tablets, laptops and other consumer electronics devices using 2.4 GHz and 5 GHz spectrum. For 60GHz mmWave technology, 802.11ay adds wider channel bandwidth and the use of MIMO to the existing 802.11ad (also known as Gigabit Wi-Fi or WiGig) standard. 802.11ah was finalized in early 2017 and targets sub-1 GHz spectrum and is expected to be a solution for “connected home” applications that require long battery life. We played a leading role in the development of 802.11ac, 802.11ax, 802.11ay, 802.11ah and 802.11p, and we are actively involved in innovative programs developed in the context of the Wi-Fi Alliance.
Bluetooth. Bluetooth is a wireless personal area network that provides wireless connectivity between devices over short distances ranging from a few centimeters to a few hundred meters. Bluetooth technology provides wireless connectivity to a wide range of fixed or mobile consumer electronics devices. Bluetooth functionalities are standardized by the Bluetooth Special Interest Group in various versions of the specification (from 1.0 to 5.0), which include different functionalities, such as enhanced data rate, low energy and mesh technologies. In August 2015, we acquired CSR plc, a leading contributor to Bluetooth evolution in the areas of mobile devices, HID (human interface device), A/V (audio/video) and mesh technologies.
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
The industry has now evolved to support additional inputs for improving the location experience. Our products and intellectual property now support multiple constellations, including: GPS, GLONASS, Galileo and BeiDou; terrestrial-based positioning using WWAN (Wireless Wide Area Network) and Wi-Fi-based inputs; Wi-Fi RSSI (received signal strength indication) and RTT (round-trip time) signals for indoor location; and third-party sensors combined with GNSS (Global Navigation Satellite System) measurements to provide interim support for location-based services in rural areas and indoors where other signal inputs may not be available.
Other Significant Technologies used in Cellular and Certain Consumer Electronic Devices and Networks
We have played a leading role in developing and/or acquired many of the other technologies used across the wireless system, such as cellular and certain consumer electronic devices and not just what is embodied in the chipsets, and networks, including:
•graphics and display processing functionality;

•	video coding based on the HEVC (high efficiency video codec) standard, which is being deployed to support 4K video and immersive media content;
•audio coding, including EVS (enhanced voice services) and MPEG-H 3D Audio;

•	the latest version of 3GPP’s codec for multimedia use and for voice/speech use, which is being deployed commercially;

•	multimedia transport, including MPEG-DASH (Dynamic Adaptive Streaming over HTTP) enabling advanced multimedia experiences;
•camera and camcorder functions;
•operating system and user interface features;
•machine learning platforms;
•augmented reality (AR) and virtual reality (VR) features enabling new types of user experiences;
•security and content protection systems for enhanced device security without compromising the user experience;
•volatile (LP-DDR2, 3, 4) and non-volatile (eMMC) memory and related controllers;
•power management systems for improved battery life and device charging; and

•
RFFE (radio frequency front-end) system products for improved signal performance and reduced power consumption, while simplifying the design for manufacturers to develop LTE multimode, multiband devices.

Acquisitions
RF360 Holdings. On February 3, 2017, we completed the formation of a joint venture with TDK Corporation (TDK), under the name RF360 Holdings Singapore Pte. Ltd. (RF360 Holdings), to enable delivery of radio frequency front-end (RFFE) modules and radio frequency (RF) filters into fully integrated products for mobile devices and Internet of Things (IoT) applications, among others. The joint venture is owned 51% by Qualcomm Global Trading Pte. Ltd. (Qualcomm Global Trading), a Singapore corporation and wholly-owned subsidiary of ours, and 49% by EPCOS AG (EPCOS), a German wholly-owned subsidiary of TDK. Certain intellectual property, patents and filter and module design and manufacturing assets were carved out of existing TDK businesses and are owned by the joint venture, and certain assets were acquired directly by affiliates of ours. Qualcomm Global Trading has the option to acquire (and EPCOS has an option to sell) EPCOS’s interest in the joint venture for $1.15 billion 30 months after the Closing Date. The total purchase price was $3.1 billion. RF360 Holdings, which is included in our QCT segment, is a Singapore corporation with research and development and manufacturing and/or sales locations in the United States, Europe and Asia and its headquarters in Munich, Germany.
NXP Semiconductors N.V. On October 27, 2016, we announced a definitive agreement under which Qualcomm River Holdings, B.V. (Qualcomm River Holdings), an indirect, wholly owned subsidiary of QUALCOMM Incorporated, will acquire NXP Semiconductors N.V. (NXP). Pursuant to the definitive agreement, Qualcomm River Holdings has commenced a tender offer to acquire all of the issued and outstanding common shares of NXP for $110 per share in cash, for estimated total cash consideration to be paid to NXP’s shareholders of $38 billion. NXP is a leader in high-performance, mixed-signal semiconductor electronics in automotive, broad-based microcontrollers, secure identification, network processing and RF power products.
The transaction is subject to receipt of regulatory approvals in various jurisdictions and other closing conditions, including the tender of at least 80% of the issued and outstanding common shares of NXP in the offer (provided that the minimum tender threshold may be reduced to a percentage not less than 70% with the prior written consent of NXP). While we continue to work to close by the end of calendar 2017, the transaction may close in early 2018. At an Extraordinary General Meeting of NXP’s shareholders held on January 27, 2017, NXP’s shareholders approved certain matters relating to the transaction, including the appointment of designees of Qualcomm River Holdings to NXP’s board of directors (effective upon the closing of the transaction) and certain transactions that are intended to be consummated after the completion of the tender offer.
In May 2017, we issued an aggregate principal amount of $11.0 billion of unsecured floating- and fixed-rate notes with varying maturities, of which a portion will be used to fund the purchase price and other related transactions. In addition, we have secured $4.0 billion in committed financing through a Term Loan Facility, which is expected to be drawn on at the close of the NXP transaction (See “Notes to Consolidated Financial Statements, Note 6. Debt.”). The remaining amount will be funded with cash held by our foreign entities.
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

Operating Segments
We have three reportable segments. We conduct business primarily through QCT (Qualcomm CDMA Technologies) and QTL (Qualcomm Technology Licensing), and QSI (Qualcomm Strategic Initiatives) makes strategic investments. Revenues in fiscal 2017, 2016 and 2015 for our reportable segments were as follows (in millions, except percentage data):

	2017	2016	2015
QCT	$16,479	$15,409	$17,154
As a percent of total	74%	65%	68%
QTL	$6,445	$7,664	$7,947
As a percent of total	29%	33%	31%
QSI	$113	$47	$4
As a percent of total	1%	—	—
QCT Segment. QCT is a leading developer and supplier of integrated circuits and system software based on CDMA, OFDMA and other technologies for use in wireless voice and data communications, networking, application processing, multimedia and global positioning system products. QCT’s integrated circuit products are sold and its system software is licensed to manufacturers that use our products in mobile devices, tablets, laptops, data modules, handheld wireless computers and gaming devices, access points and routers, broadband gateway equipment, data cards and infrastructure equipment, other consumer electronics and automotive telematics and infotainment systems. Our Mobile Station Modem (MSM) integrated circuits, which include the Mobile Data Modem, Qualcomm® Single Chip and Qualcomm® Snapdragon™ mobile platforms and processors and LTE modems, perform the core baseband modem functionality in wireless devices providing voice and data communications, as well as multimedia applications and global positioning functions. In addition, our Snapdragon mobile platforms and processors provide advanced application and graphics processing capabilities. Because of our experience in designing and developing CDMA- and OFDMA-based products, we design both the baseband integrated circuit and the supporting system, including the RF (Radio Frequency), PM (Power Management) and wireless connectivity integrated circuits. This approach enables us to optimize the performance of the wireless device with improved product features and integration with the network system. QCT’s system software helps enable the other device components to interface with the integrated circuit products and is the foundation software enabling manufacturers to develop devices utilizing the functionality within the integrated circuits. We also provide support, including reference designs and tools, to assist our customers in reducing the time required to design their products and bring their products to market.
QCT offers a broad portfolio of products, including both wireless device and infrastructure integrated circuits, in support of CDMA2000 1X and 1xEV-DO, as well as the EV-DO Revision A/B evolutions of CDMA 2000 technology. Leveraging our expertise in CDMA, we also develop and offer integrated circuits supporting the WCDMA version of 3G for manufacturers of wireless devices. Device manufacturers have widely adopted our WCDMA products that support GSM/GPRS, WCDMA, HSDPA (High-Speed Downlink Packet Access), HSUPA (High-Speed Uplink Packet Access) and HSPA+ for their devices. QCT also sells multimode products for the LTE standard, which are designed to support seamless backward compatibility to existing 3G technologies. Our integrated circuit products are included in a broad range of devices, from low-tier, entry-level devices for emerging regions, which may use our Qualcomm Reference Design (QRD) products, to premium-tier devices. In fiscal 2017, QCT shipped approximately 804 million MSM™ integrated circuits for wireless devices worldwide, compared to approximately 842 million and 932 million in fiscal 2016 and 2015, respectively.
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
Each Snapdragon mobile platform and processor is a highly integrated, mobile optimized system on a chip incorporating our advanced technologies, including a Snapdragon modem for fast reliable mobile broadband connectivity, a high performance central processing unit (CPU), digital signal processor (DSP), graphics processing unit (GPU), image signal processor, multimedia subsystems, including high fidelity audio, high-definition video and advanced imaging capabilities, our mobile security technology, and accurate location positioning engines. Our CPU cores are designed to deliver high levels of compute performance at low power, allowing manufacturers to design powerful, slim and power-efficient devices. Our Qualcomm® Adreno™ GPUs are also designed to deliver high quality graphics performance for visually rich 3D gaming and user interfaces. The heterogeneous compute architecture of our Snapdragon mobile platforms and processors is designed to help ensure that the CPU, DSP and GPU work efficiently together, each being utilized only when needed, which enhances the processing capacity, speed and efficiency of our Snapdragon mobile platforms and processors and the battery life of devices using our processors.
Our portfolio of RF products includes QFE (Qualcomm Front End) radio frequency front-end (RFFE) components that are designed to simplify the RF design for LTE multimode, multiband mobile devices, reduce power consumption and improve radio performance. Through our RF360 Holdings joint venture, QCT offers an expanded portfolio of RFFE products for mobile devices and IoT applications. Our technologies provide comprehensive RFFE product offerings with system level performance from the modem and transceiver to the antenna tuner that include power tracking, tuning systems, switching, multimode-multiband power amplification, low noise amplifiers, complex transmit and receive modules, in addition to discrete filtering applications across cellular, infrastructure and automotive markets.
Our wireless products also consist of integrated circuits and system software for WLAN, Bluetooth, Bluetooth Smart, frequency modulation (FM) and near field communications, as well as technologies that support location data and services, including GPS, GLONASS and BeiDou. Our WLAN, Bluetooth and FM products have been integrated with the Snapdragon mobile platforms and processors to provide additional connectivity for mobile devices, tablets, laptops, consumer electronics and automotive telematics and infotainment systems. QCT also offers standalone WLAN, Bluetooth, Bluetooth Smart, applications processor and Ethernet products for mobile devices, consumer electronics, computers, IoT applications, other connected devices and automotive telematics and infotainment systems. Our networking products include WLAN, Powerline and Ethernet chips, network processors and software. These products help enable home and business networks to support the growing number of connected devices, digital media, data services and other smart home applications.
QCT primarily utilizes a fabless production model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Integrated circuits are die cut from silicon wafers that have completed the package assembly and test manufacturing processes. The semiconductor package supports the electrical contacts that connect the integrated circuit to a circuit board. Die cut from silicon wafers are the essential components of all of our integrated circuits and a significant portion of the total integrated circuit cost. We employ both turnkey and two-stage manufacturing models to purchase our integrated circuits. Under the turnkey model, our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing model, we purchase die in singular or wafer form from semiconductor manufacturing foundries and contract with separate third-party suppliers for manufacturing services such as wafer bump, probe, assembly and the majority of our final test requirements. RF360 Holdings uses certain internal fabrication facilities to manufacture RFFE modules and RF filter acoustic products, and its manufacturing operations consist of front-end and back-end processes. The front-end processes primarily take place at manufacturing facilities located in Germany and Singapore and involve the imprinting of substrate silicon wafers with the circuitry required for semiconductors to function (also known as wafer fabrication). The back-end processes involve the assembly, packaging and test of semiconductors to prepare RFFE modules and RF filter acoustic products for distribution. The back-end manufacturing facilities are located in China, Germany and Singapore.
Other than RF360 Holdings, we primarily rely on independent third-party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits based primarily on our proprietary designs and test programs. Our suppliers also are responsible for the procurement of most of the raw materials used in the production of our integrated circuits. The primary foundry suppliers for our various digital, analog/mixed-signal, RF and PM integrated circuits are Global Foundries Inc., Samsung Electronics Co. Ltd., Semiconductor Manufacturing International Corporation, Taiwan Semiconductor Manufacturing Company and United Microelectronics Corporation. The primary semiconductor assembly and test suppliers are Advanced Semiconductor Engineering, Amkor Technology, Siliconware Precision Industries and STATSChipPAC. The majority of our foundry and semiconductor assembly and test suppliers are located in the Asia-Pacific region.
QCT’s sales are primarily made through standard purchase orders for delivery of products. QCT generally allows customers to reschedule delivery dates within a defined time frame and to cancel orders prior to shipment with or without payment of a penalty, depending on when the order is canceled. The industry in which QCT operates is intensely competitive. QCT competes worldwide with a number of United States and international designers and manufacturers of semiconductors. As a result of global expansion by foreign and domestic competitors, technological changes, device manufacturer concentrations and the potential for further industry consolidation, we anticipate the industry to remain very competitive. We believe that the principal competitive factors for our products include performance, level of integration, quality, compliance with industry standards, price, time-to-market, system cost, design and engineering capabilities, new product innovation and customer support. QCT also competes in both single- and multi-mode environments against alternative communications technologies including, but not limited to, GSM/GPRS/EDGE and TDMA. Further, QCT is expanding its product offerings to adjacent industry segments outside traditional cellular industries, including automotive, which is subject to long design-in time frames, long product life cycles and a high degree of regulatory and safety requirements, necessitating suppliers to the industry to comply with stringent qualification processes, very low defect rates and high reliability standards, all of which results in a significant barrier to entry and may result in increased costs.
QCT’s current competitors include, but are not limited to, companies such as Broadcom Limited, Cirrus Logic, Cypress Semiconductor Corporation, HiSilicon Technologies, Intel, Marvell Technology, Maxim Integrated Products, MediaTek, Microchip Technology Inc., Murata Manufacturing Co., Ltd., Nordic Semiconductor, Nvidia, Qorvo Inc., Realtek Semiconductor, Renesas Electronics Corporation, Samsung Electronics, Sequans Communications S.A., Skyworks Solutions Inc., Sony Corporation and Spreadtrum Communications (which is controlled by Tsinghua Unigroup). QCT also faces competition from products internally developed by our customers, including some of our largest customers, and from some early-stage companies. Our competitors devote significant amounts of their financial, technical and other resources to develop and market competitive products and, in some cases, to develop and adopt competitive digital communication or signal processing technologies, and those efforts may materially and adversely affect us. Although we have attained a significant position in the industry, many of our current and potential competitors may have advantages over us that include, among others: motivation by our customers in certain circumstances to utilize their own internally-developed integrated circuit products, to use our competitors’ integrated circuit products and/or sell such products to others, including by bundling with other products, or to choose alternative technologies; lower cost structures and/or a willingness and ability to accept lower prices and lower or negative margins for their products, particularly in China; foreign government support of other technologies or competitors; better known brand names; ownership and control of manufacturing facilities and greater expertise in manufacturing processes; more extensive relationships with local distribution companies and original equipment manufacturers in certain geographic regions (such as China) and/or experience in adjacent industry segments outside traditional cellular industries (such as automotive and IoT); and/or a more established presence in certain regions.
QTL Segment. QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products, including, without limitation, products implementing CDMA2000, WCDMA, CDMA TDD and/or LTE standards and their derivatives. We have historically licensed our cellular standard-essential patents together with other Qualcomm patents that may be useful to such licensed products because licensees typically have desired to obtain the commercial benefits of receiving such broad patent rights from us. However, we also have licensed only our cellular standard-essential patents to certain licensees who have requested such licenses. In addition, our practice in China since 2015 is to offer licenses to our 3G and 4G standard-essential Chinese patents for devices sold for use in China separately from licenses to our other patents. Our licensees manufacture wireless products including mobile devices (also known as subscriber units, which include handsets), other consumer devices (e.g., tablets and laptops), machine-to-machine devices (e.g., telematics devices, meter reading devices), plug-in end user data modem cards, certain embedded modules for incorporation into end user products, infrastructure equipment required to establish and operate a network and equipment to test networks and subscriber units.
Since our founding in 1985, we have focused heavily on technology development and innovation. These efforts have resulted in a leading intellectual property portfolio related to, among other things, wireless technology. We have an extensive portfolio of United States and foreign patents, and we continue to pursue patent applications around the world. Our patents have broad coverage in many countries, including Brazil, China, India, Japan, South Korea, Taiwan, the United States and countries in Europe and elsewhere. A substantial portion of our patents and patent applications relate to digital wireless communications technologies, including patents that are essential or may be important to the commercial implementation of CDMA2000, WCDMA (UMTS), TD-SCDMA, TD-CDMA (Time Division CDMA) and OFDMA/LTE products. Our patent portfolio is the most widely and extensively licensed in the industry, with several hundred licensees. Additionally, we have a substantial patent portfolio related to key technologies used in communications and other devices and/or related services, some of which were developed in industry standards development bodies. These include certain video codec, audio codec, WLAN, memory interfaces, wireless power, GPS and positioning, broadcast and streaming protocols, and short range communication functionalities, including NFC and Bluetooth. Our patents cover a wide range of technologies across the entire wireless system, including the device (handsets and other wireless devices) and not just what is embodied in the chipsets. Over the years, a number of companies have challenged our patent position, but companies in the mobile communications industry generally recognize that any company seeking to develop, manufacture and/or sell subscriber units or infrastructure equipment that use CDMA-based and/or OFDMA-based technologies will require a license or other rights to use our patents.
We have licensed or otherwise provided rights to use our patents to hundreds of companies on industry-accepted terms. Unlike some other companies in our industry that hold back certain key technologies, we offer companies substantially our entire patent portfolio for use in cellular subscriber devices and cell site infrastructure equipment. Our strategy to make our patented technologies broadly available has been a catalyst for industry growth, helping to enable a wide range of companies offering a broad array of wireless products and features while increasing the capabilities of and/or driving down average and low-end selling prices for 3G handsets and other wireless devices. By licensing or otherwise providing rights to use our patents to a wide range of equipment manufacturers, encouraging innovative applications, supporting equipment manufacturers with integrated chipset and software products and focusing on improving the efficiency of the airlink for wireless operators, we have helped 3G CDMA evolve and grow and reduced device pricing, all at a faster pace than the 2G (second generation) technologies such as GSM that preceded it.
Upon the initial deployment of OFDMA-based networks, the products implementing such technologies generally have been multimode and implement CDMA-based technologies. The licenses granted under our existing CDMA license agreements generally cover multimode CDMA/OFDMA (3G/4G) devices, and our licensees are obligated to pay royalties under their CDMA license agreements for such devices. Further, the majority of the leading handset and other wireless device companies (including Huawei, LG, Microsoft, Oppo, Samsung, Sony, vivo, Xiaomi and ZTE) have royalty-bearing licenses under our patent portfolio for use in LTE or other OFDMA-based products that do not implement any CDMA-based standards.
Standards bodies have been informed that we hold patents that might be essential for all 3G standards that are based on CDMA. We have committed to such standards bodies that we will offer to license our essential patents for these CDMA standards consistent with our commitments to those bodies. We have also informed standards bodies that we hold patents and pending patent applications that are potentially essential for certain standards that are based on OFDM/OFDMA technology (e.g., LTE, including FDD and TDD versions) and have committed to offer to license our essential patents for these OFDMA standards consistent with our commitments to those bodies. We have made similar commitments with respect to certain other technologies implemented in industry standards.
QTL licensing revenues include license fees and royalties based on sales by licensees of products incorporating or using our intellectual property. License fees are fixed amounts paid in one or more installments. License fees are recognized over the estimated period of benefit of the license to the licensee, typically 5 to 15 years. Royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of complete licensed products, net of certain permissible deductions (including transportation, insurance, packing costs and other items). We broadly provide per unit running royalty caps that apply to certain categories of complete wireless devices, namely smartphones, tablets and laptops, which effectively provide for a maximum running royalty amount per device (i.e., the royalty caps limit the running royalties due on a per unit basis). QTL recognizes royalty revenues based on royalties reported by licensees and when other revenue recognition criteria are met. Licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter, which is generally the following quarter. Revenues generated from royalties are subject to quarterly and annual fluctuations. The vast majority of QTL revenues have been generated through our licensees’ sales of CDMA2000-based, WCDMA-based and LTE-based products (including 3G and 4G multi-mode devices), such as feature phones and smartphones. We have invested and continue to invest in both the acquisition and development of OFDMA technology and intellectual property and have generated the industry leading patent portfolio applicable to LTE, LTE Advanced and LTE Advanced Pro. Additionally, we have invested and continue to invest in the development of 5G, which while still being defined, is expected to heavily leverage OFDMA-based technologies. Nevertheless, we face competition in the development of intellectual property for future generations of digital wireless communications technologies and services.
Separate and apart from licensing manufacturers of wireless devices and network equipment, we have entered into certain arrangements with competitors of our QCT segment, such as Broadcom Limited. A principal purpose of these arrangements is to provide our QCT segment and the counterparties certain freedom of operation with respect to each party’s integrated circuits business. In every case, these agreements expressly reserve the right for QTL to seek royalties from the customers of such integrated circuit suppliers with respect to such suppliers’ customers’ sales of CDMA-, WCDMA- and OFDMA-based wireless devices into which such suppliers’ integrated circuits are incorporated.
Our license agreements also may provide us with rights to use certain of our licensees’ technology and intellectual property to manufacture and sell certain components (e.g., Application-Specific Integrated Circuits) and related software, subscriber units and/or infrastructure equipment.
We are currently subject to various governmental investigations and private legal proceedings challenging our patent licensing practices, which may require us to change our patent licensing practices as described more fully in this Annual Report in “Part I, Item 1A. Risk Factors” under the heading “If we are required to change our patent licensing practices due to governmental investigations and/or private legal proceedings challenging those practices, our business and results of operations could be adversely impacted” and in “Notes to Consolidated Financial Statements, Note 7. Commitments and Contingencies.”

QSI Segment. QSI makes strategic investments that are focused on opening new or expanding opportunities for our technologies and supporting the design and introduction of new products and services (or enhancing existing products or services) for voice and data communications and new industry segments. Many of these strategic investments are in early-stage companies in a variety of industries, including, but not limited to, automotive, IoT, mobile, data center and healthcare. Investments primarily include non-marketable equity instruments, which generally are recorded using the cost method or the equity method, and convertible debt instruments, which are recorded at fair value. In addition, QSI segment results include revenues and related costs associated with license and development contracts with one of our equity method investees. As part of our strategic investment activities, we intend to pursue various exit strategies for each of our QSI investments in the foreseeable future.
Other Businesses. Nonreportable segments include our mobile health, data center, small cell and other wireless technology and service initiatives. Our nonreportable segments develop and sell products and services that include, but are not limited to: products and services for mobile health; license of chipset technology and products and services for use in data centers; products designed for implementation of small cells to address the challenge of meeting the increased demand for data; development, other services and related products to U.S. government agencies and their contractors; and software products and content and push-to-talk enablement services to wireless operators.
Additional information regarding our operating segments is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 8. Segment Information.” Information regarding seasonality is provided in this Annual Report in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the “Our Business and Operating Segments” section under the heading “Seasonality.”
Strategic Realignment Plan
In the fourth quarter of fiscal 2015, we announced a Strategic Realignment Plan designed to improve execution, enhance financial performance and drive profitable growth as we worked to create sustainable long-term value for stockholders. As part of this Strategic Realignment Plan, among other actions, we implemented a cost reduction plan, which included a series of targeted reductions across our businesses, particularly in QCT, and a reduction to annual share-based compensation grants. The cost reduction initiatives were achieved by the end of fiscal 2016 and other activities under the plan were completed by the end of fiscal 2017. Additional information regarding our Strategic Realignment Plan is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 10. Strategic Realignment Plan.”
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
Revenue Concentrations, Significant Customers and Geographical Information
Revenues in fiscal 2017 were negatively impacted by the actions of Apple Inc. and Hon Hai Precision Industry Co., Ltd./Foxconn, its affiliates and other suppliers to Apple, as well as the previously disclosed dispute with another licensee, who underpaid royalties due in the second quarter of fiscal 2017 and did not report or pay royalties due in the third or fourth quarter of fiscal 2017. A small number of customers/licensees historically have accounted for a significant portion of our consolidated revenues.
In fiscal 2017, 2016 and 2015, revenues from suppliers to Apple Inc. and from Samsung Electronics each comprised more than 10% of consolidated revenues. Combined revenues from GuangDong OPPO Mobile Telecommunications Corp. Ltd. and vivo Communication Technology Co., Ltd., and their respective affiliates, also comprised more than 10% of consolidated revenues in fiscal 2017.
Consolidated revenues from international customers and licensees as a percentage of total revenues were 98%, 98% and 99% in fiscal 2017, 2016 and 2015, respectively. During fiscal 2017, 65% and 16% of our revenues were from customers and licensees based in China (including Hong Kong) and South Korea, respectively, compared to 57% and 17% during fiscal 2016, respectively, and 53% and 16% during fiscal 2015, respectively. We report revenues from external customers by country based on the location to which our products or services are delivered, which for QCT is generally the country in which our customers manufacture their products, or for licensing revenues, the invoiced addresses of our licensees. As a result, the revenues by country presented herein are not necessarily indicative of either the country in which the devices containing our products and/or intellectual property are ultimately sold to consumers or the country in which the companies that sell the devices are headquartered. For example, China revenues could include revenues related to shipments of integrated circuits to a company that is headquartered in South Korea but that manufactures devices in China, which devices are then sold to consumers in Europe and/or the United States. Additional geographic information is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 8. Segment Information.”
Research and Development
The communications industry is characterized by rapid technological change, evolving industry standards and frequent new product introductions, requiring a continuous effort to enhance existing products and technologies and to develop new products and technologies. We have significant engineering resources, including engineers with substantial expertise in CDMA, OFDMA and a broad range of other technologies. Using these engineering resources, we expect to continue to invest in research and development in a variety of ways in an effort to extend the demand for our products, including continuing the development of CDMA, OFDMA and other technologies, developing alternative technologies for certain specialized applications, participating in the formulation of new voice and data communication standards and technologies, assisting in deploying digital voice and data communications networks around the world and leveraging our existing technology in new and expanded product areas, such as RFFE, and adjacent industry segments outside of traditional cellular industries, such as automotive, IoT and networking. Our research and development team has a demonstrated track record of innovation in voice and data communication technologies and application processor technology, among others. Our research and development expenditures in fiscal 2017, 2016 and 2015 totaled approximately $5.5 billion, $5.2 billion and $5.5 billion, respectively.
We continue to invest significant resources towards advancements in 4G OFDMA-based technologies (including LTE) and 5G-based technologies. We also engage in acquisitions and other transactions, such as joint ventures, to meet certain technology needs, to obtain development resources or open or expand opportunities for our technologies and supporting the design and introduction of new products and services (or enhancing existing products and services) for voice and data communications and new industry segments outside of the traditional cellular industry. Recent transactions include our acquisition of CSR plc, our RF360 Holdings joint venture with TDK Corporation and our proposed acquisition of NXP.
We make investments to provide our integrated circuit customers with chipsets designed on leading-edge technology nodes that combine multiple technologies for use in consumer devices (e.g., smartphones, tablets and laptops), consumer electronics and other products (e.g., access points and routers, data cards and infrastructure equipment). In addition to 3G and 4G LTE technologies, our chipsets support other wireless and wired connectivity technologies, including WLAN, Bluetooth, Ethernet, GPS, GLONASS, BeiDou and Powerline communication. Our integrated chipsets often include multiple technologies, including advanced multimode modems, application processors and graphics engines, as well as the tools to connect these diverse technologies. We continue to support Android, Windows and other mobile client software environments in our chipsets.
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
We also make investments in opportunities that leverage our existing technical and business expertise to deploy new and expanded product areas, such as RFFE, and enter into adjacent industry segments, such as products for automotive, IoT (including the connected home, smart cities, wearables, voice and music and robotics), data center, networking, computing and machine learning, among others.
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

Competition
Competition faced by our operating segments is discussed under Operating Segments. Competition in the communications industry throughout the world continues to increase at a rapid pace as consumers, businesses and governments realize the potential of wireless communications products and services. We have facilitated competition in the wireless communications industry by licensing our technologies to a large number of manufacturers. Although we have attained a significant position in the traditional cellular industry, many of our current and potential competitors may have advantages over us that include, among others: motivation by our customers in certain circumstances to utilize their own internally-developed integrated circuit products, to use our competitors’ integrated circuit products and/or sell such products to others, including by bundling with other products, or to choose alternative technologies; lower cost structures and/or a willingness and ability to accept lower prices and lower or negative margins for their products, particularly in China; foreign government support of other technologies or competitors; better known brand names; ownership and control of manufacturing facilities and greater expertise in manufacturing processes; more extensive relationships with local distribution companies and original equipment manufacturers in certain geographic regions (such as China) and/or experience in adjacent industry segments outside traditional cellular industries (such as automotive and IoT); and/or a more established presence in certain regions. These relationships may affect customers’ decisions to purchase products or license technology from us. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market positions to our detriment.
We expect competition to increase as our current competitors expand their product offerings and introduce new technologies and services in the future and as additional companies compete with our products or services based on 3G, 4G or other technologies. Although we intend to continue to make substantial investments in developing new products and technologies and improving existing products and technologies, our competitors may introduce alternative products, services or technologies that threaten our business. It is also possible that the prices we charge for our products and services may continue to decline as competition continues to intensify. See also the Risk Factor entitled “Our industry is subject to competition in an environment of rapid technological change that could result in decreased demand and/or declining average selling prices for our products and/or those of our customers and/or licensees.”
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

•
Qualcomm® Wireless Reach™. We invest in strategic programs that foster entrepreneurship, aid in public safety, enhance delivery of health care, enrich teaching and learning and improve environmental sustainability through the use of advanced wireless technologies.

Employees
At September 24, 2017, we employed approximately 33,800 full-time, part-time and temporary employees. During fiscal 2017, the number of employees increased by approximately 3,300 primarily due to increases in engineering resources and the formation of our consolidated RF360 Holdings joint venture with TDK.
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
Executive Officers
Our executive officers (and their ages at September 24, 2017) are as follows:
Paul E. Jacobs, age 54, has served as Executive Chairman since March 2014, as Chairman of the Board of Directors since March 2009 and as a director since June 2005. He served as Chief Executive Officer from July 2005 to March 2014. In addition, he served as an Executive Vice President from February 2000 to June 2005. Dr. Jacobs joined Qualcomm as an intern in 1986 and full-time in 1990 as an engineer and throughout his tenure at Qualcomm has held several other leadership positions. Dr. Jacobs holds a B.S. degree in Electrical Engineering and Computer Science, an M.S. degree in Electrical Engineering and a Ph.D. degree in Electrical Engineering and Computer Science from the University of California, Berkeley.
Steve Mollenkopf, age 48, has served as Chief Executive Officer since March 2014 and as a director since December 2013. He served as Chief Executive Officer-elect and President from December 2013 to March 2014 and as President and Chief Operating Officer from November 2011 to December 2013. In addition, he served as Executive Vice President and Group President from September 2010 to November 2011 and as Executive Vice President and President, QCT from August 2008 to September 2010. Mr. Mollenkopf joined Qualcomm in 1994 as an engineer and throughout his tenure at Qualcomm has held several other technical and leadership positions. Mr. Mollenkopf has been a director of General Electric Company since November 2016. Mr. Mollenkopf holds a B.S. degree in Electrical Engineering from Virginia Tech and an M.S. degree in Electrical Engineering from the University of Michigan.
Derek K. Aberle, age 47, has served as President since March 2014. He served as Executive Vice President and Group President from November 2011 to March 2014 and as Executive Vice President and President, QTL from September 2008 to November 2011. Mr. Aberle joined Qualcomm in December 2000 as an attorney and throughout his tenure at Qualcomm has held several other legal and leadership positions. Mr. Aberle holds a B.A. degree in Business Economics from the University of California, Santa Barbara and a J.D. degree from the University of San Diego. Mr. Aberle will be leaving Qualcomm effective January 4, 2018.
Cristiano R. Amon, age 47, has served as Executive Vice President, Qualcomm Technologies, Inc. (QTI, a subsidiary of Qualcomm Incorporated) and President, Qualcomm CDMA Technologies (QCT) since November 2015. He served as Executive Vice President, QTI and Co-President, QCT from October 2012 to November 2015, Senior Vice President, Qualcomm Incorporated and Co-President, QCT from June 2012 to October 2012 and as Senior Vice President, QCT Product Management from October 2007 to June 2012. Mr. Amon joined Qualcomm in 1995 as an engineer and throughout his tenure at Qualcomm held several other technical and leadership positions. Mr. Amon holds a B.S. degree in Electrical Engineering from UNICAMP, the State University of Campinas, Brazil.
George S. Davis, age 59, has served as Executive Vice President and Chief Financial Officer since March 2013. Mr. Davis is responsible for leading Finance, Information Technology and Investor Relations. Prior to joining Qualcomm, Mr. Davis was Chief Financial Officer of Applied Materials, Inc., a provider of manufacturing equipment, services and software to the semiconductor, flat panel display, solar photovoltaic and related industries, from November 2006 to March 2013. Mr. Davis held several other leadership positions at Applied Materials from November 1999 to November 2006. Prior to joining Applied Materials, Mr. Davis served 19 years with Atlantic Richfield Company in a number of finance and other corporate positions. Mr. Davis holds a B.A. degree in Economics and Political Science from Claremont McKenna College and an M.B.A. degree from the University of California, Los Angeles.
Matthew S. Grob, age 51, has served as Executive Vice President, Qualcomm Technologies, Inc. (QTI) since March 2017. He served as Executive Vice President, QTI and Chief Technology Officer from October 2012 to March 2017. He served as Executive Vice President, Qualcomm Incorporated and Chief Technology Officer from July 2011 to October 2012. Mr. Grob joined Qualcomm in August 1991 as an engineer and throughout his tenure at Qualcomm held several other technical and leadership positions. Mr. Grob holds a B.S. degree in Electrical Engineering from Bradley University and an M.S. degree in Electrical Engineering from Stanford University.
Brian T. Modoff, age 58, has served as Executive Vice President, Strategy and Mergers & Acquisitions since October 2015. Prior to joining Qualcomm, Mr. Modoff was a Managing Director in Equity Research at Deutsche Bank Securities Inc. (Deutsche Bank), a provider of financial services, from March 1999 to October 2015. Prior to joining Deutsche Bank, Mr. Modoff was a research analyst at several financial institutions from November 1993 to March 1999. Mr. Modoff holds a B.A. degree in Economics from California State University, Fullerton and a Master of International Management from the Thunderbird School of Global Management.

Alexander H. Rogers, age 60, has served as Executive Vice President and President, QTL since October 2016. He served as Senior Vice President and President, QTL from September 2016 to October 2016, Senior Vice President, Deputy General Counsel and General Manager, QTL from March 2016 to September 2016, Senior Vice President and Deputy General Counsel from October 2015 to March 2016 and Senior Vice President and Legal Counsel from April 2007 to October 2015. Mr. Rogers joined Qualcomm in January 2001 as an attorney and throughout his tenure at Qualcomm held several other leadership positions in the legal department. Prior to joining Qualcomm, Mr. Rogers was a partner at the law firm of Gray, Cary, Ware & Friedenrich (now DLA Piper). Mr. Rogers holds B.A. and M.A. degrees in English Literature from Georgetown University and a J.D. degree from Georgetown University Law Center.
Donald J. Rosenberg, age 66, has served as Executive Vice President, General Counsel and Corporate Secretary since October 2007. He served as Senior Vice President, General Counsel and Corporate Secretary of Apple Inc. from December 2006 to October 2007. From May 1975 to November 2006, Mr. Rosenberg held numerous positions at IBM Corporation, including Senior Vice President and General Counsel. Mr. Rosenberg has served as a member of the board of directors of NuVasive, Inc. since February 2016. Mr. Rosenberg holds a B.S. degree in Mathematics from the State University of New York at Stony Brook and a J.D. degree from St. John’s University School of Law.
Michelle Sterling, age 50, has served as Executive Vice President, Human Resources since May 2015. She served as Senior Vice President, Human Resources from October 2007 to April 2015. Ms. Sterling joined Qualcomm in 1994 and throughout her tenure at Qualcomm has held several other human resources and leadership positions. Ms. Sterling holds a B.S. degree in Business Management from the University of Redlands.
James H. Thompson, age 53, has served as Executive Vice President, Engineering, Qualcomm Technologies, Inc. and Chief Technology Officer since March 2017. He served as Executive Vice President, Engineering, Qualcomm Technologies, Inc. from October 2012 to March 2017 and as Senior Vice President, Engineering, Qualcomm Incorporated from July 1998 to October 2012. Dr. Thompson joined Qualcomm in 1992 as a senior engineer and throughout his tenure at Qualcomm held several other technical and leadership positions. Dr. Thompson holds B.S., M.S. and Ph.D. degrees in Electrical Engineering from the University of Wisconsin.
Item 1A. Risk Factors
You should consider each of the following factors in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also negatively impact our business and results of operations, and require significant management time and attention. In that case, the trading price of our common stock could decline. You should also consider the other information set forth in this Annual Report in evaluating our business and our prospects, including but not limited to our financial statements and the related notes, and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

The proposed transaction will be our largest acquisition to date, by a significant margin. The benefits we expect to realize from the proposed transaction will depend, in part, on our ability to integrate the businesses successfully and efficiently. See the Risk Factor entitled “We may engage in strategic acquisitions, transactions or make investments that could adversely affect our results of operations or fail to enhance stockholder value.”
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
The proposed transaction may also result in significant charges or other liabilities that could adversely affect our results of operations, such as cash expenses and non-cash accounting charges incurred in connection with our acquisition and/or integration of the business and operations of NXP. Further, our failure to identify or accurately assess the magnitude of certain liabilities we are assuming in the proposed transaction could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, results of operations, financial condition or cash flows.
Our revenues depend on commercial network deployments, expansions and upgrades of CDMA, OFDMA and other communications technologies; our customers’ and licensees’ sales of products and services based on these technologies; and customers’ demand for our products and services.
We develop, patent and commercialize technology and products based on CDMA, OFDMA and other communications technologies, which are primarily wireless. We depend on operators of wireless networks and our customers and licensees to adopt and/or implement the latest generation of these technologies for use in their networks, devices and services. We also depend on our customers and licensees to develop devices and services based on these technologies with value-added features to drive consumer demand for new 3G, 3G/4G multimode and 4G devices, and in the future 5G devices, as well as establishing the selling prices for such devices. Further, we depend on the timing of our customers’ and licensees’ deployments of new devices and services based on these technologies. Increasingly, we also depend on operators of wireless networks, our customers and licensees and other third parties to incorporate these technologies into new device types and into industries beyond traditional cellular communications, such as automotive, the internet of things (IoT) (including the connected home, smart cities, wearables, voice and music and robotics), data center, networking, computing, and machine learning, among others. We are also impacted by consumers’ rates of replacement of smartphones and other computing devices.
Our revenues and/or growth in revenues could be negatively impacted, our business may be harmed and our substantial investments in these technologies may not provide us an adequate return, if:

•	wireless operators and industries beyond traditional cellular communications deploy alternative technologies;

•	wireless operators delay next-generation network deployments, expansions or upgrades and/or delay moving 2G customers to 3G, 3G/4G multimode or 4G wireless devices;

•	LTE, an OFDMA-based 4G wireless technology, is not more widely deployed or further commercial deployment is delayed;

•
government regulators delay making sufficient spectrum available for 3G, 4G, new unlicensed technologies that we are developing in conjunction with 3G and 4G, as well as for 5G, thereby restricting the ability of wireless operators to deploy or expand the use of these technologies;

•	wireless operators delay or do not drive improvements in 3G, 4G or 3G/4G multimode network performance and/or capacity;

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
Our products, services and technologies face significant competition. We expect competition to increase as our current competitors expand their product offerings or reduce the prices of their products as part of a strategy to attract new business and/or customers, as new opportunities develop and as new competitors enter the industry. Competition in wireless communications is affected by various factors that include, among others: device manufacturer concentrations and vertical integration; growth in demand, consumption and competition in certain geographic regions; government intervention and/or support of national industries and/or competitors; evolving industry standards and business models; evolving methods of transmission of voice and data communications; increasing data traffic and densification of wireless networks; convergence and aggregation of connectivity technologies (including Wi-Fi and LTE) in both devices and access points; consolidation of wireless technologies and infrastructure at the network edge; networking and connectivity trends (including cloud services); use of both licensed and unlicensed spectrum; the evolving nature of computing (including demand for always on, always connected capabilities); the speed of technological change (including the transition to smaller geometry process technologies); value-added features that drive selling prices as well as consumer demand for new 3G, 3G/4G multimode and 4G devices; turnkey, integrated products that incorporate hardware, software, user interface, applications and reference designs; scalability; and the ability of the system technology to meet customers’ immediate and future network requirements. We anticipate that additional competitors will introduce products as a result of growth opportunities in wireless communications, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in certain segments of the industry. Additionally, the semiconductor industry has experienced and may continue to experience consolidation, which could result in significant changes to the competitive landscape.
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

•
continue to drive the adoption of our integrated circuit products into the most popular device models and across a broad spectrum of devices, such as smartphones, tablets, laptops, other computing devices, automobiles, wearables and voice and music and other connected devices and infrastructure products;

•
maintain and/or accelerate demand for our integrated circuit products at the premium device tier, while increasing the adoption of our products in mid- and low-tier devices, in part by strengthening our integrated circuit product roadmap for, and developing channel relationships in, emerging geographic regions, such as China and India, and by providing turnkey products, which incorporate our integrated circuits, for low- and mid-tier smartphones, tablets and laptops;

•
continue to be a leader in 4G technology evolution, including expansion of our LTE-based single mode licensing program in areas where single-mode products are commercialized, and continue to innovate and introduce 4G turnkey, integrated products and services that differentiate us from our competition;

•
be a leader serving original equipment manufacturers, high level operating systems (HLOS) providers, operators, cloud providers and other industry participants as competitors, new industry entrants and other factors continue to affect the industry landscape;

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

•
create standalone value and/or contribute to the success of our existing businesses through acquisitions, joint ventures and other transactions (and/or by developing customer, licensee and/or vendor relationships) in new industry segments and/or disruptive technologies, products and/or services (such as products for automotive, IoT (including the connected home, smart cities, wearables, voice and music and robotics), data center, networking, computing, and machine learning, among others);

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

Competition in any or all product tiers may result in the loss of certain business or customers, which would negatively impact our revenues, results of operations and cash flows. Such competition may also reduce average selling prices for our chipset products and/or the products of our customers and licensees. Certain of these dynamics are particularly pronounced in emerging geographic regions where competitors may have lower cost structures and/or may have a willingness and ability to accept lower prices and/or lower or negative margins on their products (particularly in China). Reductions in the average selling prices of our chipset products, without a corresponding increase in volumes, would negatively impact our revenues, and without corresponding decreases in average unit costs, would negatively impact our margins. In addition, reductions in the average selling prices of our licensees’ products, unless offset by an increase in volumes, would generally decrease total royalties payable to us, negatively impacting our licensing revenues.
Companies that promote standards that are neither CDMA- nor OFDMA-based (e.g., GSM) as well as companies that design integrated circuits based on CDMA, OFDMA, Wi-Fi or their derivatives are generally competitors or potential competitors. Examples (some of which are strategic partners of ours in other areas) include Broadcom Limited, Cirrus Logic, Cypress Semiconductor Corporation, HiSilicon Technologies, Intel, Marvell Technology, Maxim Integrated Products, MediaTek, Microchip Technology Inc., Murata Manufacturing Co., Ltd., Nordic Semiconductor, Nvidia, Qorvo Inc., Realtek Semiconductor, Renesas Electronics Corporation, Samsung Electronics, Sequans Communications S.A., Skyworks Solutions Inc., Sony Corporation and Spreadtrum Communications (which is controlled by Tsinghua Unigroup). Some of these current and potential competitors may have advantages over us that include, among others: motivation by our customers in certain circumstances to utilize their own internally-developed integrated circuit products, to use our competitors’ integrated circuit products and/or sell such products to others, including by bundling with other products, or to choose alternative technologies; lower cost structures and/or a willingness and ability to accept lower prices and lower or negative margins for their products, particularly in China; foreign government support of other technologies or competitors; better known brand names; ownership and control of manufacturing facilities and greater expertise in manufacturing processes; more extensive relationships with local distribution companies and original equipment manufacturers in certain geographic regions (such as China) and/or experience in adjacent industry segments outside traditional cellular industries (such as automotive and IoT); and/or a more established presence in certain regions.
We derive a significant portion of our consolidated revenues from a small number of customers and licensees. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuates, our business and results of operations could be negatively affected.
Our QCT segment derives a significant portion of its revenues from a small number of customers, and we expect this trend to continue in the foreseeable future. Our industry is experiencing and may continue to experience concentration of device share among a few companies, particularly at the premium tier, contributing to this trend. In addition, certain of our largest integrated circuit customers develop their own integrated circuit products, which they have in the past chosen, and may in the future choose, to utilize in certain of their devices rather than our integrated circuit products (and/or sell their integrated circuit products to third parties in competition with us). Also, one of our largest integrated circuit customers has utilized products of one of our competitors in certain of their devices rather than our products.
The loss of any one of our significant customers, a reduction in the purchases of our products by such customers or the cancelation of significant purchases by any of these customers, whether due to the use of their own integrated circuit products, our competitors’ integrated circuit products or otherwise, would reduce our revenues and could harm our ability to achieve or sustain expected results of operations, and a delay of significant purchases, even if only temporary, would reduce our revenues in the period of the delay. Any such reduction in revenues would also impact our cash resources available for other purposes, such as research and development. Further, the concentration of device share among a few companies, and the corresponding purchasing power of these companies, may result in lower prices for our products which, if not accompanied by a sufficient increase in the volume of purchases of our products, could have an adverse effect on our revenues and margins. In addition, the timing and size of purchases by our significant customers may be impacted by the timing of such customers’ new or next generation product introductions, over which we have no control, and the timing of such introductions may cause our revenues and results of operations to fluctuate. Accordingly, if current industry dynamics and concentrations continue, our QCT segment’s revenues will continue to depend largely upon, and be impacted by, future purchases, and the timing and size of any such future purchases, by these significant customers.
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
In addition, there has been and continues to be litigation among certain of our customers and other industry participants, and the potential outcomes of such litigation, including but not limited to injunctions against devices that incorporate our products and/or intellectual property, or rulings on certain patent law or patent licensing issues that create new legal precedent, could impact our business, particularly if such action impacts one of our larger customers.
Although we have several hundred licensees, our QTL segment derives a significant portion of its licensing revenues from a limited number of licensees. In the event that one or more of our significant licensees fail to meet their reporting and/or payment obligations, or we are unable to renew or modify one or more of such license agreements under similar terms, our revenues, results of operations and cash flows would be adversely impacted. Moreover, the future growth and success of our core licensing business will depend in part on the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain customer acceptance. We have no control over the product development, sales efforts or pricing of products by our licensees, and our licensees might not be successful. Reductions in the average selling prices of wireless devices sold by our significant licensees, without a sufficient increase in the volumes of such devices sold, would generally have an adverse effect on our licensing revenues.

We derive a significant portion of our consolidated revenues from the premium-tier device segment. If sales of premium-tier devices decrease, and/or sales of our premium-tier integrated circuit products decrease, our results of operations could be negatively affected.
We derive a significant portion of our revenues from the premium-tier device segment, and we expect this trend to continue in the foreseeable future. We have experienced, and expect to continue to experience, slowing growth in the premium-tier device segment due to, among other factors, lengthening replacement cycles in developed regions, where premium-tier smartphones are common; increasing consumer demand in emerging regions, particularly China and India, where premium-tier smartphones are less common and replacement cycles are on average longer than in developed regions; and/or a maturing premium-tier smartphone industry in which demand is increasingly driven by new product launches and/or innovation cycles.
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
A reduction in sales of premium-tier devices, or a reduction in sales of our premium-tier integrated circuit products (which have a higher revenue and margin contribution than our lower-tier integrated circuit products), may reduce our revenues and margins and may harm our ability to achieve or sustain expected financial results. Any such reduction in revenues would also impact our cash resources available for other purposes, such as research and development.
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
From time to time, companies initiate various strategies to attempt to renegotiate, mitigate and/or eliminate their need to pay royalties to us for the use of our intellectual property. These strategies have included: (i) litigation, often alleging infringement of patents held by such companies, patent misuse, patent exhaustion, patent invalidity and/or unenforceability of our patents and/or licenses, that we do not license our patents on fair, reasonable and nondiscriminatory (FRAND) terms, or some form of unfair competition or competition law violation; (ii) taking positions contrary to our understanding of their contracts with us; (iii) appeals to governmental authorities; (iv) collective action, including working with wireless operators, standards bodies, other like-minded companies and other organizations, on both formal and informal bases, to adopt intellectual property policies and practices that could have the effect of limiting returns on intellectual property innovations; (v) lobbying governmental regulators and elected officials for the purpose of seeking the reduction of royalty rates or the base on which royalties are calculated, the imposition of some form of compulsory licensing and/or to weaken a patent holder’s ability to enforce its rights or obtain a fair return for such rights; and (vi) licensees using various strategies to attempt to shift their royalty obligation to their suppliers that results in lowering the wholesale (i.e., licensee’s) selling price on which the royalty is calculated.
In addition, certain licensees have disputed, underreported, underpaid, not reported and/or not paid royalties owed to us under their license agreements or reported to us in a manner that is not in compliance with their contractual obligations, and certain companies have yet to enter into or delayed entering into or renewing license agreements with us for their use of our intellectual property, and licensees and/or companies may continue to do so in the future. The fact that one or more licensees dispute, underreport, underpay, do not report and/or do not pay royalties owed to us may encourage other licensees to take similar actions and may encourage other licensees or unlicensed companies to delay entering into, or not enter into, new license agreements. Further, to the extent such licensees and/or companies increase their device share, the negative impact of their underreporting, underpayment, non-payment and/or non-reporting on our business, revenues, results of operations, financial condition and/or cash flows will be exacerbated.
We are currently subject to various litigation and governmental investigations and/or proceedings, some of which have arisen and may continue to arise out of the strategies described above. Certain legal matters are described more fully in this Annual Report in “Notes to Consolidated Financial Statements, Note 7. Commitments and Contingencies.” The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. Depending on the type of matter, various remedies that could result from an unfavorable resolution include, among others, injunctions, monetary damages or fines or other orders to pay money and the issuance of orders to cease certain conduct and/or modify our business practices. Further, a governmental body in a particular country or region may assert, and may be successful in imposing, remedies with effects that extend beyond the borders of that country or region. See also the Risk Factor entitled “If we are required to change our patent licensing practices due to governmental investigations and/or private legal proceedings challenging those practices, our business and results of operations could be adversely impacted.”
In addition, in connection with our participation in SDOs, we, like other patent owners, generally have made contractual commitments to such organizations to license those of our patents that would necessarily be infringed by standard-compliant products as set forth in those commitments. Some manufacturers and users of standard-compliant products advance interpretations of these commitments that are adverse to our licensing business, including interpretations that would limit the amount of royalties that we could collect on the licensing of our patent portfolio.
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
We expect that such proposals, interpretations and strategies will continue in the future, and if successful, our business model would be harmed, either by limiting or eliminating our ability to collect royalties (or by reducing the royalties we can collect) on all or a portion of our patent portfolio, limiting our return on investment with respect to new technologies, limiting our ability to seek injunctions against infringers of our standard-essential patents, constraining our ability to make licensing commitments when submitting our technology for inclusion in future standards (which could make our technology less likely to be included in such standards) or forcing us to work outside of SDOs or other industry groups to promote our new technologies, and our revenues, results of operations and/or cash flows could be negatively impacted. In addition, the legal and other costs associated with asserting or defending our positions have been and continue to be significant. We assume that such challenges, regardless of their merits, will continue into the foreseeable future and may require the investment of substantial management time and financial resources.
Our business, particularly our licensing business, may suffer as a result of adverse rulings in government investigations or proceedings.
We are currently subject to various governmental investigations and/or proceedings, particularly with respect to our licensing business, and certain such matters are described more fully in this Annual Report in “Notes to Consolidated Financial Statements, Note 7. Commitments and Contingencies.” Key allegations in those matters include, among others, that we do not license our cellular standard-essential patents separately from our other patents, that we violate FRAND licensing commitments by refusing to grant licenses to chipset makers, that our royalty rates are too high and/or that the base on which our royalties are calculated should be something less than the wholesale (i.e., licensee’s) selling price of the applicable device (minus certain permitted deductions). The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. Depending on the type of matter, various remedies that could result from an unfavorable resolution include, among others, injunctions, monetary damages or fines or other orders to pay money, and the issuance of orders to cease certain conduct and/or modify our business practices. Further, a governmental body in a particular country or region may assert, and may be successful in imposing, remedies with effects that extend beyond the borders of that country or region. See also the Risk Factor entitled “If we are required to change our patent licensing practices due to governmental investigations and/or private legal proceedings challenging those practices, our business and results of operations could be adversely impacted.”
If we are required to change our patent licensing practices due to governmental investigations and/or private legal proceedings challenging those practices, our business and results of operations could be adversely impacted.
We are currently subject to various governmental investigations and private legal proceedings challenging our patent licensing practices as described more fully in this Annual Report in “Notes to Consolidated Financial Statements, Note 7. Commitments and Contingencies.” Key allegations in those matters include, among others, that we do not license our cellular standard-essential patents separately from our other patents, that we violate FRAND licensing commitments by refusing to grant licenses to chipset makers, that our royalty rates are too high and/or that the base on which our royalties are calculated should be something less than the wholesale (i.e., licensee’s) selling price of the applicable device (minus certain permitted deductions). We believe that the ultimate intent of these investigations and legal proceedings is to reduce the amount of royalties that licensees are required to pay to us for their use of our intellectual property.
We have historically licensed our cellular standard-essential patents together with our other patents that may be useful to licensed products because licensees typically have desired to obtain the commercial benefits of receiving such broad patent rights from us. However, we also have licensed only our cellular standard-essential patents to certain licensees who have requested such licenses. In addition, in connection with our resolution with the China National Development and Reform Commission (NDRC) in China, our standard practice in China since 2015 is to offer licenses for our 3G and 4G standard-essential Chinese patents for branded devices sold for use in China separately from licenses to our other patents. If we were required to separately license our cellular standard-essential patents to all of our licensees worldwide, and more licensees chose such a license instead of a portfolio license than has historically been the case, our licensing revenues and earnings would be negatively impacted unless we were able to license our other patents at rates that offset all or a portion of any difference between the royalties previously received for licenses of substantially all of our patent portfolio as compared to licenses of only our cellular standard-essential patents and/or there was a sufficient increase in the overall volume of sales of devices upon which royalties are paid.
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
If we were required to reduce the royalty rates we charge under our patent license agreements, our revenues and earnings would be negatively impacted absent a sufficient increase in the volume of sales of devices upon which royalties are paid. Similarly, if we were required to reduce the base on which our royalties are calculated, our revenues, results of operations and/or cash flows would be negatively impacted unless there was a sufficient increase in the volume of sales of devices upon which royalties are paid and/or we were able to increase our royalty rates to offset the decrease in revenues resulting from such lower royalty base (assuming the absolute royalty dollars were below any relevant royalty caps).
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
The enforcement and protection of our intellectual property rights may be expensive, could fail to prevent misappropriation or unauthorized use of our intellectual property rights, could result in the loss of our ability to enforce one or more patents, and/or could be adversely affected by changes in patent laws, by laws in certain foreign jurisdictions that may not effectively protect our intellectual property rights and/or by ineffective enforcement of laws in such jurisdictions.
We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements, international treaties and other methods, to protect our proprietary information, technologies and processes, including our patent portfolio. Policing unauthorized use of our products, technologies and proprietary information is difficult and time consuming. The steps we have taken have not always prevented, and we cannot be certain the steps we will take in the future will prevent, the misappropriation or unauthorized use of our proprietary information and technologies, particularly in foreign countries where the laws may not protect our proprietary intellectual property rights as fully or as readily as United States laws or where the enforcement of such laws may be lacking or ineffective. Some industry participants who have a vested interest in devaluing patents in general, or standard-essential patents in particular, have mounted attacks on certain patent systems, increasing the likelihood of changes to established patent laws. In the United States, there is continued discussion regarding potential patent law changes and current and potential future litigation regarding patents, the outcomes of which could be detrimental to our licensing business. The laws in certain foreign countries in which our products are or may be manufactured or sold, including certain countries in Asia, may not protect our intellectual property rights to the same extent as the laws in the United States. We expect that the European Union will adopt a unitary patent system in the next few years that may broadly impact that region’s patent regime. We cannot predict with certainty the long-term effects of any potential changes. In addition, we cannot be certain that the laws and policies of any country or the practices of any standards bodies, foreign or domestic, with respect to intellectual property enforcement or licensing or the adoption of standards, will not be changed in the future in a way detrimental to our licensing program or to the sale or use of our products or technologies.
We have had and may in the future have difficulty in certain circumstances in protecting or enforcing our intellectual property rights and/or contracts, including collecting royalties for use of our patent portfolio due to, among others: refusal by certain licensees to report and/or pay all or a portion of the royalties they owe to us; policies of foreign governments; challenges to our licensing practices under competition laws; adoption of mandatory licensing provisions by foreign jurisdictions (either with controlled/regulated royalties or royalty free); failure of foreign courts to recognize and enforce judgments of contract breach and damages issued by courts in the United States; and/or challenges before competition agencies to our licensing business and/or the pricing and integration of additional features and functionality into our chipset products. Certain licensees have disputed, underreported, underpaid, not reported and/or not paid royalties owed to us under their license agreements with us or reported to us in a manner that is not in compliance with their contractual obligations, and certain companies have yet to enter into or delayed entering into or renewing license agreements for their use of our intellectual property, and such licensees and/or companies may continue to do so in the future. The fact that one or more licensees dispute, underreport, underpay, do not report and/or do not pay royalties owed to us may encourage other licensees to take similar actions and may encourage other licensees or unlicensed companies to delay entering into, or not enter into, new license agreements. Additionally, although our license agreements provide us with the right to audit the books and records of licensees, audits can be expensive, time consuming, incomplete and subject to dispute. Further, certain licensees may not comply with the obligation to provide full access to their books and records. To the extent we do not aggressively enforce our rights under our license agreements, licensees may not comply with their existing license agreements, and to the extent we do not aggressively pursue unlicensed companies to enter into license agreements with us for their use of our intellectual property, other unlicensed companies may not enter into license agreements.
We have entered into litigation in the past and may need to further litigate in the future to enforce our contract and/or intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. We are currently engaged in litigation matters related to protecting or enforcing our contract and/or intellectual property rights, and certain such matters are described more fully in this Annual Report in “Notes to Consolidated Financial Statements, Note 7. Commitments and Contingencies.” As a result of any such litigation, we could lose our ability to enforce one or more patents, portions of our license agreements could be determined to be invalid or unenforceable (which may in turn result in other licensees either not complying with their existing license agreements and/or initiating litigation) and/or we could incur substantial costs. Any action we take to enforce our contract or intellectual property rights could be costly and could absorb significant management time and attention, which, in turn, could negatively impact our results of operations and/or cash flows. Further, even a positive resolution to our enforcement efforts may take time to conclude, which may reduce our revenues and cash resources available for other purposes, such as research and development, in the periods prior to conclusion. See also the Risk Factor entitled “If we are required to change our patent licensing practices due to governmental investigations and/or private legal proceedings challenging those practices, our business and results of operations could be adversely impacted.”
Our growth increasingly depends on our ability to extend our technologies, products and services into new and expanded product areas, such as RFFE, and adjacent industry segments outside of traditional cellular industries, such as automotive, IoT and networking, among others. Our research, development and other investments in these new and expanded product areas and industry segments, and related technologies, products and services, as well as in our existing technologies, products and services and new technologies, such as 5G, may not generate operating income or contribute to future results of operations that meet our expectations.
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
In particular, our future growth significantly depends on new and expanded product areas, such as RFFE, and adjacent industry segments, such as automotive, IoT (including the connected home, smart cities, wearables, voice and music and robotics) data center, networking, computing, and machine learning, among others; our ability to develop leading and cost-effective technologies, products and services for new and expanded product areas and adjacent industry segments; and third parties incorporating our technology, products and services into devices used in these product areas and industry segments. Accordingly, we intend to continue to make substantial investments in these new and expanded product areas and adjacent industry segments, and in developing new products, services and technologies for these product areas and industry segments.
However, our research, development and other investments in these new and expanded product areas and adjacent industry segments, and corresponding technologies, products and services, as well as in our existing, technologies, products and services and new technologies, such as 5G, use of both licensed and unlicensed spectrum, and convergence of cellular and Wi-Fi, may not succeed due to, among others: new industry segments and/or consumer demand may not grow as anticipated; our strategies and/or the strategies of our customers, licensees or partners may not be successful; improvements in alternate technologies in ways that reduce the advantages we anticipate from our investments; competitors’ products or services being more cost effective, having more capabilities or fewer limitations or being brought to market faster than our new products and services; and competitors having longer operating histories in industry segments that are new to us. We may also underestimate the costs of or overestimate the future revenues and/or margins that could result from these investments, and these investments may not, or may take many years to, generate material returns. Further, the automotive industry is subject to long design-in time frames, long product life cycles and a high degree of regulatory and safety requirements, necessitating suppliers to the industry to comply with stringent qualification processes, very low defect rates and high reliability standards, all of which results in a significant barrier to entry and increased costs.
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
We have manufacturing facilities in Asia and Europe. If tsunamis, flooding, earthquakes, volcanic eruptions or other natural disasters or geopolitical conflicts were to damage, destroy or disrupt our manufacturing facilities, it could disrupt our operations, delay new production and shipments of inventory or result in costly repairs, replacements or other costs. In addition, natural disasters or geopolitical conflicts may result in disruptions in transportation, distribution channels or supply chains, or significant increases in the prices of raw materials.
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
Although we own a very strong portfolio of issued and pending patents related to OFDM, OFDMA, WLAN and other technologies, our patent portfolio licensing program in some of these areas may be less established and might not be as successful in generating licensing revenues as our CDMA licensing program has been. Many wireless operators have selected or have deployed OFDMA-based LTE as their next-generation 4G technology in existing (or future if not yet deployed) wireless spectrum bands as complementary to their existing CDMA-based networks. While 3G/4G multimode products are generally covered by our existing 3G licensing agreements, products that implement 4G but do not also implement 3G are generally not covered by these agreements. We believe that our patented technologies are essential and useful to implementation of the LTE industry standards and have granted royalty-bearing 4G single-mode licenses to the majority of the leading handset and other wireless device companies (including Huawei, LG, Microsoft, Oppo, Samsung, Sony Mobile, vivo, Xiaomi and ZTE) as they recognize that they need a license to our patents to make and sell products implementing 4G standards but not implementing 3G standards. The royalty rates for single mode 4G products are lower than our royalty rates for 3G and 3G/4G multimode products. Accordingly, without a corresponding increase in volumes and/or device ASP, we will not achieve the same licensing revenues on such LTE products as on 3G and 3G/4G multimode products. In addition, new connectivity and other services are emerging that rely on devices that may or may not be used on traditional cellular networks, such as devices used in the IoT and automotive industry segments. We also seek to diversify and broaden our technology licensing programs to new industry segments in which we can utilize our technology leadership, such as wireless charging and other technologies. Standards, even de facto standards, that develop as these technologies mature, in particular those that do not include a base level of interoperability, may impact our ability to obtain royalties at all or that are equivalent to those that we receive for 3G and 3G/4G multimode products used in cellular communications. Although we believe that our patented technologies are essential and useful to the commercialization of such services, any royalties we receive may be lower than those we receive from our current licensing program.
Over the long-term, we need to continue to evolve our patent portfolio, particularly in 5G. If we do not maintain a strong portfolio that is applicable to current and/or future standards (such as 5G), products and/or services, our future licensing revenues could be negatively impacted.
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
We depend on a limited number of third-party suppliers for the procurement, manufacture and testing of our products manufactured in a fabless production model. If we fail to execute supply strategies that provide technology leadership, supply assurance and low cost, our business and results of operations may be harmed. We are also subject to order and shipment uncertainties that could negatively impact our results of operations.
Our QCT segment primarily utilizes a fabless production model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Other than the manufacturing facilities we now operate through our recently formed RF360 Holdings joint venture, we rely on independent third-party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. We employ both turnkey and two-stage manufacturing models to purchase our integrated circuits. Under the turnkey model, our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing model, we purchase die in singular or wafer form from semiconductor manufacturing foundries and contract with separate third-party suppliers for manufacturing services such as wafer bump, probe, assembly and the majority of our final test requirements. The semiconductor manufacturing foundries that supply products to our QCT segment are primarily located in Asia, as are our primary warehouses where we store finished goods for fulfillment of customer orders. The following could have an adverse effect on our ability to meet customer demands and/or negatively impact our revenues, business operations, profitability and/or cash flows:

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
While we have established alternate suppliers for certain technologies, we rely on sole- or limited-source suppliers for certain products, subjecting us to significant risks, including: possible shortages of raw materials or manufacturing capacity; poor product performance; and reduced control over delivery schedules, manufacturing capability and yields, quality assurance, quantity and costs. To the extent we have established alternate suppliers, these suppliers may require significant levels of support to bring complex technologies to production. As a result, we may invest a significant amount of effort and resources and incur higher costs to support and maintain such alternate suppliers. Further, any future consolidation of foundry suppliers could increase our vulnerability to sole- or limited-source arrangements and reduce our suppliers’ willingness to negotiate pricing, which could negatively impact our ability to achieve cost reductions and/or increase our manufacturing costs. Our arrangements with our suppliers may obligate us to incur costs to manufacture and test our products that do not decrease at the same rate as decreases in pricing to our customers. Our ability, and that of our suppliers, to develop or maintain leading process technologies, including transitions to smaller geometry process technologies, and to effectively compete with the manufacturing processes and performance of our competitors, could impact our ability to introduce new products and meet customer demand, could increase our costs (possibly decreasing our margins) and could subject us to the risk of excess inventories. Our inability to meet customer demand due to sole- or limited-sourcing and/or the additional costs that we incur because of these or other supply constraints or because of the need to support alternate suppliers could negatively impact our business, our results of operations and/or cash flows.
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
One or more of our suppliers or potential alternate suppliers may manufacture CDMA- or OFDMA-based integrated circuits that compete with our products. Such suppliers could elect to allocate raw materials and manufacturing capacity to their own products and reduce or limit deliveries to us to our detriment.
In addition, we may not receive reasonable pricing, manufacturing or delivery terms from our suppliers. We cannot guarantee that the actions of our suppliers will not cause disruptions in our operations that could harm our ability to meet our delivery obligations to our customers or increase our cost of sales.

Additionally, we place orders with our suppliers using our forecasts of customer demand, which are based on a number of assumptions and estimates, and are generally only partially covered by commitments from our customers. If we overestimate customer demand, we may experience increased excess and/or obsolete inventory, which would negatively impact our results of operations.
Claims by other companies that we infringe their intellectual property could adversely affect our business.
From time to time, companies have asserted, and may again assert, patent, copyright and other intellectual property rights against our products or products using our technologies or other technologies used in our industry. These claims have resulted and may again result in our involvement in litigation. We may not prevail in such litigation given, among other factors, the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products or services were found to infringe another company’s intellectual property rights, we could be subject to an injunction or be required to redesign our products or services, which could be costly, or to license such rights and/or pay damages or other compensation to such other company. If we are unable to redesign our products or services, license such intellectual property rights used in our products or services or otherwise distribute our products (e.g., through a licensed supplier), we could be prohibited from making and selling such products or providing such services. In any potential dispute involving other companies’ patents or other intellectual property, our chipset foundries, semiconductor assembly and test providers and customers could also become the targets of litigation. We are contingently liable under certain product sales, services, license and other agreements to indemnify certain customers, chipset foundries and semiconductor assembly and test service providers against certain types of liability and/or damages arising from qualifying claims of patent infringement by products or services sold or provided by us, or by intellectual property provided by us to our chipset foundries and semiconductor assembly and test service providers. Reimbursements under indemnification arrangements could have an adverse effect on our results of operations and/or cash flows. Furthermore, any such litigation could severely disrupt the supply of our products and the businesses of our chipset customers and their customers, which in turn could hurt our relationships with them and could result in a decline in our chipset sales and/or reductions in our licensees’ sales, causing a corresponding decline in our chipset and/or licensing revenues. Any claims, regardless of their merit, could be time consuming to address, result in costly litigation, divert the efforts of our technical and management personnel or cause product release or shipment delays, any of which could have an adverse effect on our results of operations and cash flows.
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
We may engage in strategic acquisitions, transactions or make investments that could adversely affect our results of operations or fail to enhance stockholder value.
We engage in strategic acquisitions and other transactions, including joint ventures, and make investments, which we believe are important to the future of our business, with the goal of maximizing stockholder value. We acquire businesses and other assets, including patents, technology, wireless spectrum and other intangible assets, enter into joint ventures or other strategic transactions and purchase minority equity interests in or make loans to companies that may be private and early-stage. Our strategic activities are generally focused on opening or expanding opportunities for our technologies and supporting the design and introduction of new products and services (or enhancing existing products or services) for voice and data communications and new industry segments. Recent material transactions include our acquisition of CSR plc, our RF360 Holdings joint venture with TDK Corporation and our proposed acquisition of NXP. Many of our strategic activities entail a high degree of risk and require the use of domestic and/or foreign capital, and investments may not become liquid for several years after the date of the investment, if at all. Our strategic activities may not generate financial returns or result in increased adoption or continued use of our technologies, products or services. We may underestimate the costs and/or overestimate the benefits, including product, revenue, cost and other synergies and growth opportunities that we expect to realize, and we may not achieve those benefits. In some cases, we may be required to consolidate or record our share of the earnings or losses of companies in which we have acquired ownership interests. In addition, we may record impairment charges related to our strategic activities. Any losses or impairment charges that we incur related to strategic activities will have a negative impact on our financial condition and results of operations, and we may continue to incur new or additional losses related to strategic assets or investments that we have not fully impaired or exited.
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
We are subject to various laws, regulations, policies and standards. Our business may suffer as a result of existing, or new or amended, laws, regulations, policies or standards and/or our failure or inability to comply with laws, regulations, policies or standards.
Our business, products and services, and those of our customers and licensees, are subject to various laws and regulations globally, as well as government policies and the specifications of international, national and regional communications standards bodies. Compliance with existing laws, regulations, policies and standards, the adoption of new laws, regulations, policies or standards, changes in the interpretation of existing laws, regulations, policies or standards, changes in the regulation of our activities by a government or standards body and/or rulings in court, regulatory, administrative or other proceedings relating to such laws, regulations, policies or standards, including, among others, those affecting licensing practices, competitive business practices, the use of our technology or products, protection of intellectual property, trade, foreign currency, investments or loans, spectrum availability and license issuance, adoption of standards, the provision of device subsidies by wireless operators to their customers, taxation, export control, privacy and data protection, environmental protection, health and safety, labor and employment, human rights, corporate governance, public disclosure or business conduct could have an adverse effect on our business and results of operations.
Government policies, particularly in China, that restrict the timing of funds that may flow out of a country may impact the timing of our receipt of payments from our customers and/or licensees in such country, which may negatively impact our cash flows.
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
National, state and local environmental laws and regulations affect our operations around the world. These laws may make it more expensive to manufacture, have manufactured and sell products, and our costs could increase if our vendors (e.g., suppliers, third-party manufacturers or utility companies) pass on their costs to us. We are also subject to laws and regulations impacting the manufacturing operations we acquired through our RF360 Holdings joint venture. See the Risk Factor entitled “There are numerous risks associated with our operation and control of manufacturing facilities we acquired through the formation of our joint venture with TDK, RF360 Holdings, including high fixed costs, environmental compliance and liability, exposure to natural disasters, timely supply of equipment and materials and manufacturing difficulties.”
Regulations in the United States require that we determine whether certain materials used in our products, referred to as conflict minerals, originated in the Democratic Republic of the Congo or an adjoining country (collectively, the Covered

Countries), or were from recycled or scrap sources. Other countries or regions may impose similar requirements in the future. The verification and reporting requirements, in addition to customer demands for conflict free sourcing, impose additional costs on us and on our suppliers and may limit the sources or increase the prices of materials used in our products. Further, if we are unable to determine that the conflict minerals used in our products do not directly or indirectly finance or benefit armed groups in the Covered Countries, we may face challenges with our customers that place us at a competitive disadvantage, and our reputation may be harmed. Similarly, other laws and regulations have been adopted or proposed that require additional transparency regarding the employment practices of our suppliers, and any failure to maintain responsible sourcing practices could also adversely affect our relationships with customers and our reputation.
Laws, regulations, policies and standards are complex and changing and may create uncertainty regarding compliance. Laws, regulations, policies and standards are subject to varying interpretations in many cases, and their application in practice may evolve over time. As a result, our efforts to comply may fail, particularly if there is ambiguity as to how they should be applied in practice. Failure to comply with any law, regulation, policy or standard may adversely affect our business, results of operations and/or cash flows. New laws, regulations, policies and standards or evolving interpretations of legal requirements may cause us to incur higher costs as we revise current practices, policies and/or procedures and may divert management time and attention to compliance activities.
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
Our stock price and earnings have fluctuated in the past and are likely to fluctuate in the future. Factors that may have a significant impact on the market price of our stock and/or earnings include those identified throughout this Risk Factors section, volatility of the stock market in general and technology-based companies in particular, announcements concerning us, our suppliers, our competitors or our customers or licensees and variations between our actual financial results or guidance and expectations of securities analysts or investors, among others. Further, increased volatility in the financial markets and/or overall economic conditions may reduce the amounts that we realize in the future on our cash equivalents and/or marketable securities and may reduce our earnings as a result of any impairment charges that we record to reduce recorded values of marketable securities to their fair values.
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
Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors, including factors which negatively impact our cash flows, such as licensees withholding some or all of the royalty payments they owe to us or paying fines in connection with regulatory investigations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things: repatriate funds to the United States at substantial tax cost; refinance or restructure all or a portion of our indebtedness; reduce or delay planned capital or operating expenditures; or sell selected assets. Such measures might not be sufficient to enable us to service our debt. In addition, any such refinancing, restructuring or sale of assets might not be available on economically favorable terms or at all, and if prevailing interest rates at the time of any such refinancing and/or restructuring are higher than our current rates, interest expense related to such refinancing and/or restructuring would increase. If there are adverse changes in the ratings assigned to our debt securities by credit rating agencies, our borrowing costs, our ability to access debt in the future and/or the terms of such debt could be adversely affected.
Our business and operations could suffer in the event of security breaches or other misappropriation of our intellectual property or proprietary or confidential information.
Attempts by others to gain unauthorized access to our information technology systems are increasingly more sophisticated. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks, including those in our manufacturing operations, and impersonating authorized users, among others. In addition, employees and former employees, in particular former employees who become employees of our competitors, customers or licensees, may misappropriate, use, publish or provide to our competitors, customers or licensees our intellectual property and/or proprietary or confidential business information. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. The theft, unauthorized use or publication of our intellectual property and/or proprietary or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives and/or otherwise adversely affect our business. To the extent any security breach results in inappropriate disclosure of our customers’ or licensees’ proprietary or confidential information, we may incur liability. We expect to continue to devote significant resources to the security of our information technology systems.
Potential tax liabilities could adversely affect our results of operations.
We are subject to income taxes in the United States and numerous foreign jurisdictions, including Singapore where our QCT segment’s non-United States headquarters is located. Significant judgment is required in determining our provision for income taxes. We regularly are subject to examination of our tax returns and reports by taxing authorities in the United States federal jurisdiction and various state and foreign jurisdictions, most notably in countries where we earn a routine return and the tax authorities believe substantial value-add activities are performed. Our current examinations are at various stages with respect to assessments, claims, deficiencies and refunds. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts give rise to a revision become known. Although we believe that our tax estimates are reasonable at September 24, 2017, the final determination of tax audits and any related legal proceedings could materially differ from amounts reflected in our historical income tax provisions and accruals. In such case, our income tax provision, results of operations and/or cash flows in the period or periods in which that determination is made could be negatively affected.
We have tax incentives in Singapore provided that we meet specified employment and other criteria, and as a result of the expiration of these incentives, our Singapore tax rate increased in fiscal 2017 and is expected to increase again in fiscal

2027. If we do not meet the criteria required to retain such incentives, our Singapore tax rate could increase prior to fiscal 2027, and our results of operations and cash flows could be adversely affected.
Tax rules may change in a manner that adversely affects our future reported results of operations or the way we conduct our business. For example, we consider the operating earnings of certain non-United States subsidiaries to be indefinitely reinvested outside the United States based on our current needs for those earnings to be reinvested offshore as well as estimates that future domestic cash generated from operations and/or borrowings will be sufficient to meet future domestic cash needs for the foreseeable future. No provision has been made for United States federal, state or foreign taxes that may result from future remittances of the undistributed earnings of these foreign subsidiaries. Our future results of operations and liquidity may be adversely affected if tax rules regarding unrepatriated earnings change, if domestic cash needs require us to repatriate foreign earnings, if the shares of these foreign subsidiaries were sold or otherwise transferred or if the United States international tax rules change as part of comprehensive tax reform or other tax legislation.
Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (BEPS) project that was undertaken by the Organization for Economic Co-operation and Development (OECD). The OECD, which represents a coalition of member countries, recommended changes to numerous long-standing tax principles related to transfer pricing. These changes, if adopted by countries, could increase tax uncertainty and may adversely affect our provision for income taxes, results of operations and/or cash flow. We have not yet determined what changes, if any, may be needed to our operations or structure to address BEPS. If our effective tax rates were to increase, particularly in the United States or Singapore, our results of operations, cash flows and/or financial condition could be adversely affected.
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
Our customers sell their products throughout the world in various currencies. Our consolidated revenues from international customers and licensees as a percentage of our total revenues were greater than 90% in each of the last three fiscal years. Adverse movements in currency exchange rates may negatively affect our business, revenues, results of operations and/or cash flows due to a number of factors, including, among others:

•
Our products and those of our customers and licensees that are sold outside the United States may become less price-competitive, which may result in reduced demand for those products and/or downward pressure on average selling prices;

•	Certain of our revenues, such as royalties, that are derived from licensee or customer sales denominated in foreign currencies could decrease;

•	Our foreign suppliers may raise their prices if they are impacted by currency fluctuations, resulting in higher than expected costs and lower margins;

•	Certain of our costs that are derived from supply contracts denominated in foreign currencies could increase; and/or

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
The use of devices containing our products to access untrusted content creates a risk of exposing the system software in those devices to viral or malicious attacks. While we continue to focus on this issue and are taking measures to safeguard our products from cybersecurity threats, device capabilities continue to evolve, enabling more data and processes, such as computing, and increasing the risk of security failures. Further, our products are inherently complex and may contain defects or errors that are detected only when the products are in use. The design process interface in new domains of technology and the migration to integrated circuit technologies with smaller geometric feature sizes are complex and add risk to manufacturing yields and reliability. Further, manufacturing, testing, marketing and use of our products and those of our customers and licensees entail the risk of product liability. Because our products and services are responsible for critical functions in our customers’ products and/or networks, security failures, defects or errors in our products or services could have an adverse impact on us, on our customers and/or on the end users of our customers’ products. Such adverse impact could include product liability claims or recalls, write-offs of our inventories, property, plant and equipment and/or intangible assets; unfavorable purchase commitments; a shift of business to our competitors; a decrease in demand for connected devices and wireless services; damage to our reputation and to our customer relationships; and other financial liability or harm to our business. Further, security failures, defects or errors in the products of our customers or licensees could have an adverse impact on our results of operations and/or cash flows due to a delay or decrease in demand for our products or services generally, and our premium-tier products in particular, among other factors.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
At September 24, 2017, we occupied the following facilities (square footage in millions):

	United States	Other Countries	Total
Owned facilities	4.6	0.2	4.8
Leased facilities	1.6	4.6	6.2
Total	6.2	4.8	11.0

Our headquarters as well as certain research and development, manufacturing and network management hub operations are located in San Diego, California. Additionally, our QCT segment’s non-United States headquarters is located in Singapore. Our consolidated RF360 Holdings joint venture with TDK leases manufacturing facilities in Germany, China and Singapore. We also own and lease properties around the world for use as sales and administrative offices and research and development centers, primarily in the United States and India. Our facility leases expire at varying dates through 2025, not including renewals that would be at our option. Several other owned and leased facilities are under construction totaling approximately 128,000 additional square feet.
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

Item 3. Legal and Regulatory Proceedings
Information regarding legal and regulatory proceedings is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 7. Commitments and Contingencies.” We are also engaged in numerous other legal actions arising in the ordinary course of our business and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividends
Our common stock is traded on the NASDAQ Global Select Market (NASDAQ) under the symbol “QCOM.” The following table sets forth the range of high and low sales prices of our common stock as reported by NASDAQ and cash dividends announced per share of common stock, for the fiscal periods presented. Quotations of our stock price represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High ($)	Low ($)	Dividends ($)
2017
First quarter	71.62	61.86	0.53
Second quarter	67.58	52.37	0.53
Third quarter	59.89	51.05	0.57
Fourth quarter	57.69	48.92	0.57
2016
First quarter	61.19	45.93	0.48
Second quarter	53.52	42.24	0.48
Third quarter	56.27	49.67	0.53
Fourth quarter	64.00	50.84	0.53
At October 30, 2017, there were 7,310 holders of record of our common stock. On October 30, 2017, the last sale price reported on the NASDAQ for our common stock was $54.66 per share. On October 10, 2017, we announced a cash dividend of $0.57 per share on our common stock, payable on December 15, 2017 to stockholders of record as of the close of business on November 29, 2017. We intend to continue to pay quarterly dividends, subject to capital availability and our view that cash dividends are in the best interests of our stockholders. Future dividends may be affected by, among other items, our views on potential future capital requirements, including those relating to research and development, creation and expansion of sales distribution channels, investments and acquisitions, legal risks, withholding of payments by one or more of our significant licensees and/or customers, fines by government agencies and/or adverse rulings by a court or arbitrator in a legal matter, stock repurchase programs, debt issuance, changes in federal and state income tax law and changes to our business model.
Share-Based Compensation
We primarily issue restricted stock units under our equity compensation plans, which are part of a broad-based, long-term retention program that is intended to attract and retain talented employees and directors and align stockholder and employee interests.
Our 2016 Long-Term Incentive Plan (2016 Plan) provides for the grant of both incentive and nonstatutory stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance units, performance shares, deferred compensation awards and other stock-based awards. Restricted stock units generally vest over periods of three years from the date of grant. Stock options vest over periods not exceeding five years and are exercisable for up to ten years from the grant date. The Board of Directors may amend or terminate the 2016 Plan at any time, with certain amendments also requiring stockholder approval.
Additional information regarding our share-based compensation plans and plan activity for fiscal 2017, 2016 and 2015 is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 5. Employee Benefit Plans” and additional information regarding our share-based compensation plans for fiscal 2017 will be provided in our 2018 Proxy Statement under the heading “Equity Compensation Plan Information.”
Issuer Purchases of Equity Securities
Issuer purchases of equity securities during the fourth quarter of fiscal 2017 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
June 26, 2017 to July 23, 2017	—	$—	—	$1,959
July 24, 2017 to August 20, 2017	2,854	52.54	2,854	1,809
August 21, 2017 to September 24, 2017	3,268	50.47	3,268	1,644
Total	6,122		6,122

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)
On March 9, 2015, we announced a repurchase program authorizing us to repurchase up to $15 billion of our common stock. At September 24, 2017, $1.6 billion remained authorized for repurchase. The stock repurchase program has no expiration date.

Item 6. Selected Financial Data
The following data should be read in conjunction with the annual consolidated financial statements, related notes and other financial information appearing elsewhere herein.

	Years Ended (1)
	September 24, 2017	September 25, 2016	September 27, 2015	September 28, 2014	September 29, 2013
	(In millions, except per share data)
Statement of Operations Data:
Revenues	$22,291	$23,554	$25,281	$26,487	$24,866
Operating income	2,614	6,495	5,776	7,550	7,230
Income from continuing operations (2)	2,465	5,702	5,268	7,534	6,845
Discontinued operations, net of income taxes	—	—	—	430	—
Net income attributable to Qualcomm	2,466	5,705	5,271	7,967	6,853

Per Share Data:
Basic earnings per share attributable to Qualcomm:
Continuing operations	$1.67	$3.84	$3.26	$4.48	$3.99
Discontinued operations	—	—	—	0.25	—
Net income	1.67	3.84	3.26	4.73	3.99
Diluted earnings per share attributable to Qualcomm:
Continuing operations	1.65	3.81	3.22	4.40	3.91
Discontinued operations	—	—	—	0.25	—
Net income	1.65	3.81	3.22	4.65	3.91
Dividends per share announced	2.20	2.02	1.80	1.54	1.20

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$38,578	$32,350	$30,947	$32,022	$29,406
Total assets	65,486	52,359	50,796	48,574	45,516
Short-term debt (3)	2,495	1,749	1,000	—	—
Long-term debt (4)	19,398	10,008	9,969	—	—
Other long-term liabilities (5)	2,432	895	817	428	550
Total stockholders’ equity	30,746	31,768	31,414	39,166	36,087

(1)
Our fiscal year ends on the last Sunday in September. The fiscal years ended September 24, 2017, September 25, 2016, September 27, 2015, September 28, 2014 and September 29, 2013 each included 52 weeks.

(2)
Revenues in fiscal 2017 were negatively impacted by actions taken by Apple and its contract manufacturers as well as the previously disclosed dispute with another licensee, who did not fully report or fully pay royalties due in the last three quarters of fiscal 2017, as well as the $940 million reduction to revenues recorded related to the BlackBerry arbitration. Operating income was further negatively impacted by $927 million and $778 million in charges related to the fines imposed by the KFTC and the TFTC, respectively.

(3)	Short-term debt was comprised of outstanding commercial paper and, in fiscal 2017, the current portion of long-term debt.

(4)	Long-term debt was comprised of floating- and fixed-rate notes.

(5)	Other long-term liabilities in this balance sheet data exclude unearned revenues.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from those referred to herein due to a number of factors, including but not limited to risks described in “Part I, Item 1A. Risk Factors” and elsewhere in this Annual Report.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Fiscal 2017 Overview
Revenues were $22.3 billion with net income attributable to Qualcomm of $2.5 billion, a decrease of 5% and 57% from fiscal 2016, respectively. Highlights and other events from fiscal 2017 included:

•
The transition of wireless networks and devices to 3G/4G (CDMA-single mode, OFDMA-single mode and CDMA/OFDMA multi-mode) continued around the world. 3G/4G connections increased to approximately 4.7 billion, up 16% year-over-year, and represent approximately 60% of total mobile connections at the end of fiscal 2017, up from 54% at the end of fiscal 2016.(1)

•
We continue to invest significant resources toward advancements primarily in support of 4G OFDMA- and 5G-based technologies as well as other technologies to extend the demand for our products and generate new or expanded licensing opportunities, including within adjacent industry segments outside traditional cellular industries, such as automotive, the Internet of Things (IoT) and networking.

•
QCT results were positively impacted by growth in revenues related to adjacent industry segments outside traditional cellular industries, results from our recently formed RF360 Holdings joint venture and cost reduction initiatives achieved under the Strategic Realignment Plan, partially offset by a decline in share at Apple.

•
QTL results were negatively impacted by actions taken by Apple and its contract manufacturers, as well as the previously disclosed dispute with another licensee, who underpaid royalties due in the second quarter of fiscal 2017 and did not report or pay royalties due in the third or fourth quarter of fiscal 2017.

•
In January 2017, we received a formal written decision from the Korea Fair Trade Commission (KFTC) in connection with its investigation of us, which ordered certain remedial actions and imposed a fine of approximately 1.03 trillion Korean Won (approximately $927 million). The fine was paid in March 2017.

•
On October 11, 2017, the Taiwan Fair Trade Commission (TFTC) announced that it had reached a decision in its investigation of us and found us to be in violation of the Taiwan Fair Trade Act. On October 23, 2017, we received the TFTC’s written decision, which prohibits certain conduct, allows for certain competing chip companies and handset manufacturers to request to amend or enter into patent license and other relevant agreements, and imposes a fine of approximately 23.4 billion Taiwan Dollars (approximately $778 million based on the exchange rate at September 24, 2017), which was recorded as a charge to other expense in the fourth quarter of fiscal 2017.

•
In May 2017, in connection with the arbitration decision, we entered into a Joint Stipulation Regarding Final Award Agreement with BlackBerry Limited (BlackBerry) and paid to BlackBerry $940 million to cover the award amount, prejudgment interest and attorney’s fees. This amount, which was recorded as a reduction to revenues, also reflected certain amounts that were owed to us by BlackBerry.

•
On October 27, 2016, we announced a definitive agreement under which Qualcomm River Holdings, B.V. (Qualcomm River Holdings), an indirect, wholly owned subsidiary of QUALCOMM Incorporated, will acquire NXP Semiconductors N.V. (NXP). Pursuant to the definitive agreement, Qualcomm River Holdings has commenced a tender offer to acquire all of the issued and outstanding common shares of NXP for $110 per share in cash, for estimated total cash consideration to be paid to NXP’s shareholders of $38 billion. NXP is a leader in high-performance, mixed-signal semiconductor electronics in automotive, broad-based microcontrollers, secure identification, network processing and RF power products. The transaction is subject to receipt of regulatory approvals in various jurisdictions and other closing conditions. While we continue to work to close by the end of calendar 2017, the transaction may close in early 2018.

•
In May 2017, we issued an aggregate principal amount of $11.0 billion in nine tranches of unsecured floating- and fixed-rate notes, with maturity dates starting in 2019 through 2047 and effective interest rates between 1.80% and 4.47%. The proceeds are intended to be used to finance, in part, our proposed acquisition of NXP and other related transactions and for general corporate purposes.

(1)	According to GSMA Intelligence estimates as of October 30, 2017 (estimates excluded Wireless Local Loop).
Our Business and Operating Segments
We develop and commercialize foundational technologies and products used in mobile devices and other wireless products, including network equipment, broadband gateway equipment and consumer electronics devices. We derive revenues principally from sales of integrated circuit products and licensing our intellectual property, including patents, software and other rights.
We are organized on the basis of products and services and have three reportable segments. We conduct business primarily through our QCT (Qualcomm CDMA Technologies) semiconductor business and our QTL (Qualcomm Technology Licensing) licensing business. QCT develops and supplies integrated circuits and system software based on CDMA, OFDMA and other technologies for use in mobile devices, wireless networks, devices used in IoT, broadband gateway equipment, consumer electronic devices and automotive telematics and infotainment systems. QTL grants licenses to use portions of its intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products. Our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments. We also have nonreportable segments, including our mobile health, data center, small cell and other wireless technology and service initiatives.
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
Further information regarding our business and operating segments is provided in “Part I, Item 1. Business” of this Annual Report.
Seasonality. Many of our products and/or intellectual property are incorporated into consumer wireless devices, which are subject to seasonality and other fluctuations in demand. As a result, QCT has tended historically to have stronger sales toward the end of the calendar year as manufacturers prepare for major holiday selling seasons; and because QTL recognizes royalty revenues when royalties are reported by licensees, QTL has tended to record higher royalty revenues in the first calendar quarter when licensees report their sales made in the fourth calendar quarter. We have also experienced fluctuations in revenues due to the timing of conversions and expansions of 3G and 4G networks by wireless operators and the timing of launches of flagship wireless devices that incorporate our products and/or intellectual property. These trends may or may not continue in the future. These seasonal trends for QTL may be impacted by disputes and/or resolutions with licensees.
Results of Operations

Revenues (in millions)
	2017	2016	2015	2017 vs. 2016 Change	2016 vs. 2015 Change
Equipment and services	$16,647	$15,467	$17,079	$1,180	$(1,612)
Licensing	5,644	8,087	8,202	(2,443)	(115)
	$22,291	$23,554	$25,281	$(1,263)	$(1,727)
The increase in equipment and services revenues in fiscal 2017 is primarily due to an increase in QCT revenues of $1.13 billion and an increase in QSI revenues of $66 million. The decrease in equipment and services revenues in fiscal 2016 was primarily due to a decrease in QCT revenues of $1.76 billion, partially offset by increases in revenues of one of our nonreportable segments and our QSI segment of $56 million and $43 million, respectively. The decrease in licensing revenues in fiscal 2017 was primarily due to the decrease in QTL revenues, the reduction to licensing revenues of $962 million related to the BlackBerry arbitration and a $103 million decrease in revenues of one of our nonreportable segments. The decrease in licensing revenues in fiscal 2016 was primarily due to the decrease in QTL revenues, partially offset by a $143 million increase in revenues of one our nonreportable segments.
In fiscal 2017, 2016 and 2015, revenues from suppliers to Apple Inc. and from Samsung Electronics each comprised more than 10% of consolidated revenues. Combined revenues from GuangDong OPPO Mobile Telecommunications Corp. Ltd. and vivo Communication Technology Co., Ltd., and their respective affiliates, also comprised more than 10% of consolidated revenues in fiscal 2017. QCT and QTL segment revenues related to the products of these customers/licensees comprised 51%, 49% and 47% of total consolidated revenues in fiscal 2017, 2016 and 2015, respectively.

Revenues from customers in China (including Hong Kong) and South Korea comprised 65% and 16%, respectively, of total consolidated revenues for fiscal 2017, compared to 57% and 17%, respectively, for fiscal 2016, and 53% and 16%, respectively, for fiscal 2015. We report revenues from external customers by country based on the location to which our products or services are delivered, which for QCT is generally the country in which our customers manufacture their products, or for licensing revenues, the invoiced addresses of our licensees. As a result, the revenues by country presented herein are not necessarily indicative of either the country in which the devices containing our products and/or intellectual property are ultimately sold to consumers or the country in which the companies that sell the devices are headquartered. For example, China revenues would include revenues related to shipments of integrated circuits to a company that is headquartered in South Korea but that manufactures devices in China, which devices are then sold to consumers in Europe and/or the United States.

Costs and Expenses (in millions)
	2017	2016	2015	2017 vs. 2016 Change	2016 vs. 2015 Change
Cost of revenues	$9,792	$9,749	$10,378	$43	$(629)
Gross margin	56%	59%	59%
The margin percentage decreased in fiscal 2017 primarily due to the decrease in higher margin QTL licensing revenues as a proportion of total revenues, partially offset by an increase in QCT margin percentage. The margin percentage in fiscal 2017 was also negatively impacted by the reduction to licensing revenues related to the BlackBerry arbitration. The margin percentage in fiscal 2016 remained flat primarily due to the effect of $163 million in additional charges related to the amortization of intangible assets and the recognition of the step-up of inventories to fair value primarily related to the acquisition of CSR plc in the fourth quarter of fiscal 2015, offset by the impact of higher-margin segment mix primarily related to QTL. Our margin percentage may continue to fluctuate in future periods depending on the mix of segment results as well as products sold, competitive pricing, new product introduction costs and other factors, including disputes and/or resolutions with licensees.

	2017	2016	2015	2017 vs. 2016 Change	2016 vs. 2015 Change
Research and development	$5,485	$5,151	$5,490	$334	$(339)
% of revenues	25%	22%	22%
Selling, general, and administrative	$2,658	$2,385	$2,344	$273	$41
% of revenues	12%	10%	9%
Other	$1,742	$(226)	$1,293	$1,968	$(1,519)
The dollar increase in research and development expenses in fiscal 2017 was primarily attributable to an increase of $372 million in costs related to the development of integrated circuit technologies, including 5G technology and RFFE technologies from our recently formed RF360 Holdings joint venture, and related software products, partially offset by cost decreases driven by actions initiated under our Strategic Realignment Plan, which was substantially completed by the end of fiscal 2016. The dollar decrease in research and development expenses in fiscal 2016 was primarily attributable to a decrease of $228 million in cost related to the development of integrated circuit technologies and related software products. Such decrease was primarily driven by actions initiated under the Strategic Realignment Plan, partially offset by increased research and development costs resulting from acquisitions. The decrease in research and development expenses in fiscal 2016 also included decreases of $67 million in development costs of display technologies and $45 million in share-based compensation expense.
The dollar increase in selling, general and administrative expenses in fiscal 2017 was primarily attributable to increases of $136 million in professional services fees, primarily related to third-party acquisition and integration services resulting from the proposed acquisition of NXP, $70 million in costs related to litigation and other legal matters and $33 million in employee-related expenses, primarily related to our recently formed RF360 Holdings joint venture, which closed in February 2017. The dollar increase in selling, general and administrative expenses in fiscal 2016 was primarily attributable to increases of $65 million in costs related to litigation and other legal matters, $39 million in employee-related expenses and $27 million in depreciation and amortization expense, partially offset by decreases of $36 million in share-based compensation expense, $21 million in selling and marketing expenses, $19 million in professional services and $17 million in patent-related costs.

Other expenses in fiscal 2017 consisted of a $927 million charge related to the KFTC fine, including related foreign currency losses, a $778 million charge related to the TFTC fine and $37 million in restructuring and restructuring-related charges related to our Strategic Realignment Plan. Other income in fiscal 2016 was attributable to a $380 million gain on the sale of wireless spectrum, partially offset by net charges related to our Strategic Realignment Plan, which included $202 million in restructuring and restructuring-related charges, partially offset by a $48 million gain on the sale of our business that provided augmented reality applications. Other expenses in fiscal 2015 were attributable to a $975 million charge resulting from the resolution reached with the NDRC, charges of $255 million and $11 million for impairment of goodwill and intangible assets, respectively, related to our content and push-to-talk services and display businesses and $190 million in restructuring and restructuring-related charges related to our Strategic Realignment Plan, partially offset by $138 million in gains on sales of certain property plant and equipment.

Interest Expense and Investment and Other Income, Net (in millions)
	2017	2016	2015	2017 vs. 2016 Change	2016 vs. 2015 Change
Interest expense	$494	$297	$104	$197	$193

Investment and other income, net
Interest and dividend income	$619	$611	$527	$8	$84
Net realized gains on marketable securities	456	239	451	217	(212)
Net realized gains on other investments	74	49	49	25	—
Impairment losses on marketable securities and other investments	(177)	(172)	(200)	(5)	28
Equity in net losses of investees	(74)	(84)	(32)	10	(52)
Net losses on foreign currency transactions	(30)	—	—	(30)	—
Net gains (losses) on derivative instruments	32	(8)	17	40	(25)
Net gains on deconsolidation of subsidiaries	—	—	3	—	(3)
	$900	$635	$815	$265	$(180)
The increase in interest expense in fiscal 2017 was primarily due to the issuance of an aggregate principal amount of $11.0 billion of unsecured floating- and fixed-rate notes in May 2017 and fees related to the Bridge and Term Loan Facilities entered into during the first quarter of fiscal 2017. The increase in net realized gains on marketable securities in fiscal 2017 was primarily attributable to certain marketable securities that we sold to fund, in part, our proposed acquisition of NXP. The net losses on foreign currency transactions in fiscal 2017 were primarily attributable to the impact of currency exchange rate movements on certain monetary assets and liabilities of our recently formed RF360 Holdings joint venture.
The increase in interest expense in fiscal 2016 was primarily due to the issuance of an aggregate principal amount of $10.0 billion of unsecured floating- and fixed-rate notes in May 2015.

Income Tax Expense (in millions)
	2017	2016	2015	2017 vs. 2016 Change	2016 vs. 2015 Change
Income tax expense	$555	$1,131	$1,219	$(576)	$(88)
Effective tax rate	18%	17%	19%	1%	(2%)

The following table summarizes the primary factors that caused our annual effective tax rates to be less than the United States federal statutory rate:

	2017	2016	2015
Expected income tax provision at federal statutory tax rate	35%	35%	35%
Benefits from foreign income taxed at other than U.S. rates	(32%)	(16%)	(14%)
Benefits related to the research and development tax credits	(3%)	(2%)	(2%)
Worthless stock deduction of domestic subsidiary	—	(1%)	—
Nondeductible charges related to the KFTC and TFTC investigations	12%	—	—
Impact of changes in tax reserves and audit settlements for prior year tax positions	4%	—	(1%)
Other	2%	1%	1%
Effective tax rate	18%	17%	19%
In fiscal 2017, we recorded charges of $927 million and $778 million related to the fines imposed by the KFTC and the TFTC, respectively, which are not deductible for tax purposes and are each attributable to both the United States and a foreign jurisdiction. Additionally, the effective tax rate of 18% for fiscal 2017 was impacted by lower United States revenues primarily related to decreased royalty revenues from Apple’s contract manufacturers and the BlackBerry arbitration. The effective tax rate of 18% for fiscal 2017 also reflected the increase in our Singapore tax rate as a result of the expiration of certain of our tax incentives in March 2017, which was substantially offset by tax benefits resulting from the increase in our Singapore tax rate that will be in effect when certain deferred tax assets are scheduled to reverse. The effective tax rate for our state income tax provision, net of federal benefit, was negligible for all years presented.
The effective tax rate of 17% for fiscal 2016 reflected a $101 million tax benefit recorded discretely in the third quarter of fiscal 2016 resulting from a worthless stock deduction on a domestic subsidiary of one of our former display businesses and a $79 million benefit recorded discretely in the first quarter of fiscal 2016 related to fiscal 2015 resulting from the retroactive and permanent reinstatement of the United States federal research and development tax credit.
During fiscal 2015, the NDRC imposed a fine of $975 million, which was not deductible for tax purposes and was substantially attributable to a foreign jurisdiction. Additionally, during fiscal 2015, we recorded a tax benefit of $101 million related to fiscal 2014 resulting from the retroactive reinstatement of the United States federal research and development tax credit to January 1, 2014 through December 31, 2014. The effective tax rate for fiscal 2015 also reflected the United States federal research and development tax credit generated through December 31, 2014, the date on which the credit expired and a $61 million tax benefit as a result of a favorable tax audit settlement with the Internal Revenue Service (IRS) related to Qualcomm Atheros, Inc.’s pre-acquisition 2010 and 2011 tax returns.
The effective tax rate for fiscal 2017, 2016 and 2015 also reflected tax benefits for certain tax incentives obtained in Singapore that commenced in March 2012, including a tax exemption for the first five years, provided that we meet specified employment and other criteria. Our Singapore tax rate increased in fiscal 2017 as a result of the expiration of certain of these incentives and will increase again in fiscal 2027 upon the expiration of the remaining incentives.
Unrecognized tax benefits were $372 million and $271 million at September 24, 2017 and September 25, 2016, respectively. The increase in unrecognized tax benefits in fiscal 2017 was primarily due to tax positions related to transfer pricing. We believe that it is reasonably possible that the total amounts of unrecognized tax benefits at September 24, 2017 may increase or decrease in the next 12 months.
We are subject to income taxes in the United States and numerous foreign jurisdictions and are currently under examination by various tax authorities worldwide, most notably in countries where we earn a routine return and tax authorities believe substantial value-add activities are performed. These examinations are at various stages with respect to assessments, claims, deficiencies and refunds. We continually assess the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts give rise to a revision become known. As of September 24, 2017, we believe that adequate amounts have been reserved for based on facts known. However, the final determination of tax audits and any related legal proceedings could materially differ from amounts reflected in our income tax provision and the related accruals.

Our Segment Results
The following should be read in conjunction with the fiscal 2017, 2016 and 2015 results of operations for each reportable segment included in this Annual Report in “Notes to Consolidated Financial Statements, Note 8. Segment Information.”

(in millions)	2017	2016	2015
Revenues
QCT	$16,479	$15,409	$17,154
QTL	6,445	7,664	7,947
QSI	113	47	4
EBT (1)
QCT	$2,747	$1,812	$2,465
QTL	5,175	6,528	6,882
QSI	65	386	(74)
EBT as a % of revenues
QCT	17%	12%	14%
QTL	80%	85%	87%

(1)	Earnings (loss) before taxes.
QCT Segment. QCT revenues increased in fiscal 2017 and decreased in fiscal 2016 due to corresponding fluctuations in equipment and services revenues. Equipment and services revenues, mostly related to sales of MSM and accompanying RF, Power Management (PM) and wireless connectivity integrated circuits, were $16.31 billion, $15.18 billion and $16.95 billion in fiscal 2017, 2016 and 2015, respectively. Approximately 804 million, 842 million and 932 million MSM integrated circuits were sold during fiscal 2017, 2016 and 2015, respectively.
Equipment and services revenues increased in fiscal 2017 primarily due to an increase in revenues related to RFFE products, including $676 million from the formation of our RF360 Holdings joint venture, a $492 million increase resulting from higher shipments of connectivity products primarily related to adjacent industry segments outside of traditional cellular industries and a $469 million increase resulting from the net impact of higher-priced product mix and lower average selling prices. These increases were partially offset by a decrease of $553 million primarily related to lower MSM and accompanying RF and PM unit shipments driven primarily by a decline in share at Apple, partially offset by higher demand from OEMs in China. The decrease in equipment and services revenues in fiscal 2016 resulted primarily from decreases of $1.35 billion related to lower MSM and accompanying RF and PM unit shipments and $1.14 billion from lower average selling prices and lower-priced product mix, partially offset by a net increase of $753 million in revenues related to other products, primarily related to higher connectivity shipments resulting from the acquisition of CSR in the fourth quarter of fiscal 2015.
QCT EBT as a percentage of revenues increased in fiscal 2017 primarily due to an increase in gross margin percentage, partially offset by a combined increase of 1% in research and development and selling, general and administrative expenses primarily from our RF360 Holdings joint venture. QCT gross margin percentage increased in fiscal 2017 primarily as a result of higher-margin product mix and lower average unit costs, partially offset by lower average selling prices and higher excess inventory charges. QCT EBT as a percentage of revenues decreased in fiscal 2016 primarily due to the impact of lower revenues relative to operating expenses. QCT gross margin percentage remained flat in fiscal 2016 primarily as a result of lower average selling prices and lower-margin product mix, offset by lower average unit costs and lower excess inventory charges.
QCT accounts receivable increased by 24% in fiscal 2017 from $1.46 billion to $1.81 billion, primarily due to the accounts receivable related to our RF360 Holdings joint venture and increased revenues related to integrated circuits. QCT inventories increased by 31% in fiscal 2017 from $1.54 billion to $2.02 billion due to inventories relating to our RF360 Holdings joint venture and an increase in the overall quantity of units on hand, partially offset by lower average unit costs.
QTL Segment. QTL results were negatively impacted by actions taken by Apple and its contract manufacturers as well as the previously disclosed dispute with another licensee, who did not report or pay royalties due in the third or fourth quarter of fiscal 2017. Revenues related to the products of Apple’s contract manufacturers and the other licensee in dispute comprised a total of approximately $1.35 billion in the third and fourth quarters of fiscal 2016. Additionally, QTL revenues were negatively impacted by an estimated amount in excess of $150 million related to the dispute with the other licensee who underpaid royalties due in the second quarter of fiscal 2017. In addition to the above, the decrease in QTL revenues during fiscal 2017 was also attributable to the recognition of revenues in fiscal 2016 relating to the termination of an infrastructure license agreement resulting from the merger of two licensees and decreased recognition of unearned license fees, partially offset by an increase in revenues per unit and higher royalty revenues recognized related to devices sold in prior periods. QTL EBT as a percentage of revenues decreased in fiscal 2017 as compared to fiscal 2016 primarily due to the decrease in QTL revenues. QTL revenues and EBT in fiscal 2016 and 2017 also continued to be impacted negatively by units that we believe are not being reported by certain other licensees and sales of certain unlicensed products. While we have reached agreements with many licensees, negotiations with certain other licensees and unlicensed companies are ongoing, particularly in emerging regions, including China, and additional litigation may become necessary if negotiations fail to resolve the relevant issues.
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
QTL accounts receivable increased by more than 100% in fiscal 2017 from $644 million to $1.74 billion, primarily due to the short payment of royalties reported in the second quarter of fiscal 2017 by, and deemed collectible from, Apple’s contract manufacturers and the timing of the collection of payments from certain of our other licensees.
QSI Segment. The decrease in QSI EBT in fiscal 2017 of $321 million was primarily due to the effect of a $380 million gain on the sale of wireless spectrum recorded in fiscal 2016, partially offset by the net impact of $41 million resulting from higher revenues and costs associated with certain development contracts with one of our equity method investees. The increase in QSI EBT in fiscal 2016 of $460 million was primarily due to a $380 million gain on the sale of wireless spectrum, an increase of $47 million in net realized gains on investments and a decrease of $21 million in impairment losses on investments.
Looking Forward
We expect continued growth in the coming years in consumer demand for 3G, 3G/4G multimode and 4G products and services around the world, driven primarily by smartphones. We also expect growth in new device categories and industries, driven by the expanding adoption of certain technologies that are already commonly used in smartphones by industry segments outside traditional cellular industries, such as automotive, IoT and networking. As we look forward to the next several months and beyond, we expect our business to be impacted by the following key items:

•
On October 27, 2016, we announced a definitive agreement under which Qualcomm River Holdings, an indirect, wholly owned subsidiary of QUALCOMM Incorporated, will acquire NXP. Pursuant to the definitive agreement, Qualcomm River Holdings has commenced a tender offer to acquire all of the issued and outstanding common shares of NXP for $110 per share in cash, for estimated total cash consideration to be paid to NXP’s shareholders of $38 billion. NXP is a leader in high-performance, mixed-signal semiconductor electronics in automotive, broad-based microcontrollers, secure identification, network processing and RF power products. The transaction is subject to receipt of regulatory approvals in various jurisdictions and other closing conditions, including the tender of at least 80% of the issued and outstanding common shares of NXP in the offer (provided that the minimum tender threshold may be reduced to a percentage not less than 70% with the prior written consent of NXP). While we continue to work to close by the end of calendar 2017, the transaction may close in early 2018. We intend to fund the transaction with cash generated from our recent debt offering as well as cash held by our foreign entities and use of a Term Loan, which we expect to draw on at close. We expect that this acquisition will continue to require us to devote significant resources and management time and attention and utilize a substantial portion of our cash, cash equivalents and marketable securities.

•
Regulatory authorities in certain jurisdictions continue to investigate our business practices, and other regulatory authorities may do so in the future. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business with remedies that include, among others, injunctions, monetary damages or fines or other orders to pay money, and the issuance of orders to cease certain conduct and/or modify our business practices. Additionally, certain of our direct and indirect customers and licensees, including BlackBerry Limited and Apple Inc., have pursued, and others may in the future pursue, litigation or arbitration against us related to our business. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, including monetary damages. These activities have required and we expect that they will continue to require the investment of significant management time and attention, and have resulted and we expect that they will continue to result in increased legal costs. See “Notes to Consolidated Financial Statements, Note 7. Commitments and Contingencies” included in this Annual Report.

•
We are currently in dispute with Apple surrounding what we believe is an attempt by Apple to reduce the amount of royalties that its contract manufacturers are required to pay to us for use of our intellectual property. QTL revenues and EBT in fiscal 2017 were negatively impacted as a result of actions taken by Apple and its contract manufacturers. Such contract manufacturers did not fully report and did not pay royalties due on sales of Apple products for a portion of the fiscal year. We have taken action against Apple’s contract manufacturers to compel such licensees to pay the required royalties, and against Apple. Additionally, QTL revenues and EBT in fiscal 2017 were negatively impacted by the previously disclosed dispute with another licensee, who did not fully report or fully pay royalties due in the last three quarters of fiscal 2017. We expect these companies will continue to take such actions in the future, resulting in increased legal costs and negatively impacting our future revenues, as well as our financial condition, results of operations and cash flows until the respective disputes are resolved.

•
We continue to believe that certain licensees, particularly in China, are not fully complying with their contractual obligations to report their sales of licensed products to us, and certain companies, including unlicensed companies, particularly in emerging regions, including China, are delaying execution of new license agreements. We have made substantial progress in reaching agreements with many companies, primarily in China. However, negotiations with certain licensees and unlicensed companies are ongoing. We believe that the conclusion of new agreements with these companies will result in improved reporting by these licensees, including with respect to sales of three-mode devices (i.e., devices that implement GSM, TD-SCDMA and LTE-TDD) sold in China. Additionally, we believe our increased efforts in the areas of compliance will improve reporting, but will also result in increased costs to the business. Litigation and/or other actions, such as those recently taken against Apple and its contract manufacturers, may be necessary to compel licensees to report and pay the required royalties for sales they have not previously reported and/or to compel unlicensed companies to execute licenses. Such litigation or other actions would result in increased legal costs.

•	We expect our business, particularly QCT, to continue to be impacted by industry dynamics, including:

•	Concentration of device share among a few companies within the premium tier, resulting in significant supply chain leverage for those companies;

•	Decisions by companies to utilize their own internally-developed integrated circuit products and/or sell such products to others, including by bundling with other products, increasing competition;

•
Decisions by certain companies to utilize our competitors’ integrated circuit products in all or a portion of their devices. For example, commencing with the iPhone 7 (which was released in September 2016), we are no longer the sole supplier of modems for new iPhone product launches, as Apple utilizes modems from one of our competitors in a portion of such devices. We expect that in the future Apple will utilize our competitors’ modems in a portion of (or potentially all) iPhones. Accordingly, QCT revenues from modem sales for iPhones declined in fiscal 2017 and may continue to decline in the future, in part depending on the extent of Apple’s utilization of competitors’ modems and the mix of the various versions that are sold. Overall QCT revenues, as well as profitability, may similarly decline unless offset by sales of integrated circuit products to other customers, including those outside of traditional cellular industries, such as automotive, IoT and networking. Apple’s dual sourcing does not impact our licensing revenues since our licensing revenues from Apple products are not dependent upon whether such products include our chipsets;

•
Intense competition, particularly in China, as our competitors expand their product offerings and/or reduce the prices of their products as part of a strategy to attract new and/or retain existing customers; and

•
Lengthening replacement cycles in developed regions, where the smartphone industry is mature, premium-tier smartphones are common and consumer demand is increasingly driven by new product launches and/or innovation cycles, and from increasing consumer demand in emerging regions where premium-tier smartphones are less common and replacement cycles are on average longer than in developed regions.

•
Consumer demand for 3G/4G smartphone products is increasing in emerging regions driven by availability of lower-tier 3G/4G devices. We expect the ongoing rollout of 4G services in emerging regions will encourage competition and growth, bringing the benefits of 3G/4G LTE multimode to consumers.

•
We continue to invest significant resources toward advancements in 4G LTE and 5G technologies, OFDM-based WLAN technologies, wireless baseband chips, our converged computing/communications (Snapdragon) chips, radio

RFFE, connectivity, power management, graphics, audio and video codecs, multimedia products and software, which contribute to the expansion of our intellectual property portfolio. We are also investing in targeted opportunities that leverage our existing technical and business expertise to deploy new business models and enter and/or expand into new industry segments, such as products for automotive, IoT (including the connected home, smart cities, wearables, voice and music and robotics), data center, networking, computing and machine learning, among others.
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
Further discussion of risks related to our business is presented in “Part I, Item 1A. Risk Factors” included in this Annual Report.
Liquidity and Capital Resources
On October 27, 2016, we announced a definitive agreement under which Qualcomm River Holdings will acquire NXP. Pursuant to the definitive agreement, Qualcomm River Holdings has commenced a tender offer to acquire all of the issued and outstanding common shares of NXP for $110 per share in cash, for estimated total cash consideration to be paid to NXP’s shareholders of $38 billion. The transaction is subject to receipt of regulatory approvals in various jurisdictions and other closing conditions. While we continue to work to close by the end of calendar 2017, the transaction may close in early 2018. In May 2017, we issued an aggregate principal amount of $11.0 billion of unsecured floating- and fixed-rate notes with varying maturities, of which a portion will be used to fund the purchase price and other related transactions. In addition, we have secured $4.0 billion in committed financing through a Term Loan Facility, which is expected to be drawn on at the close of the NXP transaction. The remaining amount will be funded with cash held by our foreign entities, which will result in the use of a substantial portion of our cash, cash equivalents and marketable securities.
Qualcomm River Holdings and NXP may terminate the definitive agreement under certain circumstances. If the definitive agreement is terminated by NXP in certain circumstances, NXP will be required to pay Qualcomm River Holdings a termination fee of $1.25 billion. If the definitive agreement is terminated by Qualcomm River Holdings under certain circumstances involving the failure to obtain the required regulatory approvals or the failure of NXP to complete certain pre-closing reorganization steps in all material respects, Qualcomm River Holdings will be required to pay NXP a termination fee of $2.0 billion. In November 2016, as required by the definitive agreement, we entered into four letters of credit for an aggregate amount of $2.0 billion pursuant to which NXP will have the right to draw amounts to fund the potential termination fee payable to NXP. Each letter of credit is required to be fully cash collateralized in an amount equal to 100% of its face value through deposits with the issuers of the letters of credit. We are restricted from using the funds deposited as collateral while the letters of credit are outstanding. At September 24, 2017, the letters of credit were fully collateralized through bank time deposits and money market funds.
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations, cash provided by our debt programs and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. The following table presents selected financial information related to our liquidity as of and for the years ended September 24, 2017 and September 25, 2016 (in millions):

	2017	2016	$ Change	% Change
Cash, cash equivalents and marketable securities	$38,578	$32,350	$6,228	19%
Accounts receivable, net	3,632	2,219	1,413	64%
Inventories	2,035	1,556	479	31%
Short-term debt	2,495	1,749	746	43%
Long-term debt	19,398	10,008	9,390	94%
Net cash provided by operating activities	4,693	7,400	(2,707)	(37%)
Net cash provided (used) by investing activities	18,463	(3,488)	21,951	N/M
Net cash provided (used) by financing activities	5,879	(5,522)	11,401	N/M
N/M = Not meaningful
The net increase in cash, cash equivalents and marketable securities was primarily due to the proceeds from the issuance of unsecured floating-rate and fixed-rate notes in May 2017 of approximately $10.95 billion, net of underwriting discounts and offering expenses, and net cash provided by operating activities, partially offset by $3.3 billion in cash dividends paid, the deposit of $2.0 billion that was used to collateralize the letters of credit related to our proposed acquisition of NXP, $1.5 billion in payments to fund acquisitions and other investments, primarily related to our recently formed RF360 Holdings joint venture, $1.3 billion in payments to repurchase shares of our common stock and $751 million of net repayments of our outstanding commercial paper debt. Total cash provided by operating activities decreased primarily due to the $940 million payment in connection with the BlackBerry arbitration and the $927 million payment of the fine imposed by the KFTC, as well as changes in working capital related to an increase in accounts receivable and inventories and the timing of related payments. Total cash provided by operating activities was also impacted by actions taken by Apple and its contract manufacturers, as well as the previously disclosed dispute with another licensee, who did not report or pay royalties due in the third or fourth quarter of fiscal 2017.
Our days sales outstanding, on a consolidated basis, increased to 56 days at September 24, 2017 compared to 33 days at September 25, 2016. The increase in accounts receivable and the related days sales outstanding were primarily due to the short payment in the second quarter of fiscal 2017 of royalties reported by and deemed collectible from Apple’s contract manufacturers. We expect these receivables to remain outstanding until we resolve our dispute with Apple. The increase in accounts receivable also resulted from the accounts receivable relating to our RF360 Holdings joint venture, increased revenues related to integrated circuits and the timing of the collection of payments from certain of our other licensees. The increase in inventories was primarily due to inventories relating to our RF360 Holdings joint venture and an increase in the overall quantity of units on hand, partially offset by lower average unit costs.
Our cash, cash equivalents and marketable securities at September 24, 2017 consisted of $9.2 billion held by our United States-based entities and $29.4 billion held by our foreign entities. Most of our cash, cash equivalents and marketable securities held by our foreign entities are indefinitely reinvested and would be subject to material tax effects if repatriated. However, we believe that our United States sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
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

•
Our purchase obligations at September 24, 2017, some of which relate to research and development activities and capital expenditures, totaled $4.3 billion and $1.0 billion for fiscal 2018 and 2019, respectively, and $0.5 billion thereafter.

•
Our research and development expenditures were $5.5 billion and $5.2 billion during fiscal 2017 and 2016, respectively, and we expect to continue to invest heavily in research and development for new technologies, applications and services for voice and data communications.

•
Cash outflows for capital expenditures were $690 million and $539 million during fiscal 2017 and 2016, respectively. We anticipate that capital expenditures will be higher in fiscal 2018 as compared to fiscal 2017, primarily due to an increase in estimated capital expenditures of approximately $150 million for the full year impact of capital expenditures related to the manufacturing operations of our RF360 Holdings joint venture. We expect to continue to incur capital expenditures in the future to support our business, including research and development activities. Future capital expenditures may be impacted by transactions that are currently not forecasted.

•	The TFTC imposed a fine on us of approximately 23.4 billion Taiwan Dollars (approximately $778 million based on exchange rates at September 24, 2017), which is due on or before November 7, 2017.

•
We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly, to open new opportunities for our technologies, obtain development resources, grow our patent portfolio or pursue new businesses.

Debt. In November 2016, we amended and restated our existing Revolving Credit Facility that provides for unsecured revolving facility loans, swing line loans and letters of credit to increase the aggregate amount available to $5.0 billion, of which $530 million and $4.47 billion will expire in February 2020 and November 2021, respectively. At September 24, 2017, no amounts were outstanding under the Amended and Restated Revolving Credit Facility.
We have an unsecured commercial paper program, which provides for the issuance of up to $5.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. At September 24, 2017, we had $999 million of commercial paper outstanding with weighted-average net interest rates of 1.19% and weighted-average remaining days to maturity of 45 days.
In May 2017, we issued an aggregate principal amount of $11.0 billion in nine tranches of unsecured floating- and fixed-rate notes, with maturity dates starting in 2019 through 2047 and effective interest rates between 1.80% and 4.47%. Net proceeds from the issuance of the notes of $10.95 billion are intended to be used to fund a portion of the purchase price of our planned acquisition of NXP and other related transactions and also for general corporate purposes. Our 2019 floating-rate notes, 2020 floating-rate notes, 2019 fixed-rate notes and 2020 fixed-rate notes issued in May 2017 for an aggregate principal amount of $4.0 billion are subject to a special mandatory redemption at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest to, but excluding, the date of such mandatory redemption. The redemption is required on the first to occur of (i) the termination of the NXP purchase agreement or (ii) January 25, 2018 (which reflects the automatic extension of the original expiration date of October 27, 2017 in accordance with the NXP purchase agreement, and as such date may be further extended in accordance with the NXP purchase agreement to a date on or prior to June 1, 2018).
In May 2015, we issued an aggregate principal amount of $10.0 billion in eight tranches of unsecured floating- and fixed-rate notes, with maturity dates in 2018 through 2045 and effective interest rates between 1.65% and 4.74%. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes.
In November 2016, we entered into a Term Loan Facility that provides for senior unsecured delayed-draw term facility loans in an aggregate amount of $4.0 billion. Proceeds from the Term Loan Facility, if drawn, will be used to finance, in part, the proposed acquisition of NXP. At September 24, 2017, no amounts were outstanding under the Term Loan Facility.
We may issue additional debt in the future. The amount and timing of such additional borrowings will be subject to a number of factors, including the cash flow generated by United States-based entities, acquisitions and strategic investments, acceptable interest rates and changes in corporate income tax law, among other factors. Additional information regarding our outstanding debt at September 24, 2017 is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 6. Debt.”
Capital Return Program. The following table summarizes stock repurchases and dividends paid during fiscal 2017, 2016 and 2015 (in millions, except per-share amounts):

	Stock Repurchase Program			Dividends		Total
	Shares	Average Price Paid Per Share	Amount	Per Share	Amount	Amount
2017	22.8	$58.87	$1,342	$2.20	$3,252	$4,594
2016	73.8	53.16	3,922	2.02	2,990	6,912
2015	172.4	65.21	11,245	1.80	2,880	14,125
On March 9, 2015, we announced that we had been authorized to repurchase up to $15 billion of our common stock. At September 24, 2017, $1.6 billion remained authorized for repurchase under our stock repurchase program. As a result of our proposed acquisition of NXP and the pending use of a substantial portion of our cash, cash equivalents and marketable securities, we currently expect to repurchase shares in the next few years to offset dilution from the issuance of common stock under our employee benefit plans. We periodically evaluate repurchases as a means of returning capital to stockholders to determine when and if repurchases are in the best interests of our stockholders.

On October 10, 2017, we announced a cash dividend of $0.57 per share on our common stock, payable on December 15, 2017 to stockholders of record as of the close of business on November 29, 2017. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders, among other factors.
Contractual Obligations/Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).
The following table summarizes the payments due by fiscal period for our outstanding contractual obligations at September 24, 2017 (in millions):

	Total	2018	2019-2020	2021-2022	Beyond 2022	No Expiration Date
Purchase obligations (1)	$5,874	$4,348	$1,379	$147	$—	$—
Operating lease obligations	445	98	184	108	55	—
Capital lease obligations (2)	44	14	27	3	—	—
Equity funding and financing commitments (3)	514	69	—	69	—	376
Long-term debt (4)	21,000	1,500	6,000	2,000	11,500	—
Other long-term liabilities (5)(6)	1,957	308	1,448	62	15	124
Total contractual obligations	$29,834	$6,337	$9,038	$2,389	$11,570	$500

(1)
Total purchase obligations included commitments to purchase integrated circuit product inventories of $3.5 billion, $846 million, $286 million, $72 million and $27 million for each of the subsequent five years from fiscal 2018 through 2022, respectively; there were no such purchase commitments thereafter. Integrated circuit product inventory obligations represent purchase commitments for raw materials, semiconductor die, finished goods and manufacturing services, such as wafer bump, probe, assembly and final test. Under our manufacturing relationships with our foundry suppliers and assembly and test service providers, cancelation of outstanding purchase orders is generally allowed but requires payment of all costs incurred through the date of cancelation, and in some cases, incremental fees related to capacity underutilization.

(2)	Amounts represent future minimum lease payments including interest payments. Capital lease obligations are included in other liabilities in the consolidated balance sheet at September 24, 2017.

(3)
Certain of these commitments do not have fixed funding dates and are subject to certain conditions and have, therefore, been presented as having no expiration date. Commitments represent the maximum amounts to be funded under these arrangements; actual funding may be in lesser amounts or not at all.

(4)	The amounts noted herein represent contractual payments of principal only.

(5)
Certain long-term liabilities reflected on our balance sheet, such as unearned revenues, are not presented in this table because they do not require cash settlement in the future. Other long-term liabilities as presented in this table include the related current portions, as applicable.

(6)
Our consolidated balance sheet at September 24, 2017 included $138 million in noncurrent liabilities for uncertain tax positions, some of which may result in cash payment. The future payments related to uncertain tax positions recorded as noncurrent liabilities have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Additional information regarding our financial commitments at September 24, 2017 is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 3. Income Taxes,” “Note 6. Debt” and “Note 7. Commitments and Contingencies.”
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
Impairment of Marketable Securities and Other Investments. We hold investments in marketable securities, with increases and decreases in fair value generally recorded through stockholders’ equity as other comprehensive income or loss. We record impairment losses in earnings when we believe an investment has experienced a decline that is other than temporary. During fiscal 2017, 2016 and 2015, we recorded $131 million, $112 million and $163 million, respectively, in impairment losses on our investments in marketable securities. In connection with the proposed NXP transaction, during fiscal 2017, we divested a substantial portion of our marketable securities portfolio in order to finance, in part, that transaction. Given the change in our intention to sell certain marketable securities, we recognized other-than-temporary impairment losses in fiscal 2017 for such marketable securities and may recognize additional losses prior to the sale of such marketable securities still held at September 24, 2017. For the available-for-sale securities that are not expected to be sold to finance the NXP transaction, we concluded that the gross unrealized losses of $1 million were temporary at September 24, 2017.
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
Valuation of Goodwill and Other Indefinite-Lived and Long-Lived Assets. Our business combinations typically result in the recording of goodwill, other intangible assets and property, plant and equipment, and the recorded values of those assets may become impaired in the future. We also acquire intangible assets and property, plant and equipment in other types of transactions. The determination of the recorded value of intangible assets acquired in a business combination requires management to make estimates and assumptions that affect our consolidated financial statements. For intangible assets acquired in a non-monetary exchange, the estimated fair values of the assets transferred (or the estimated fair values of the assets received, if more clearly evident) are used to establish their recorded values, unless the values of neither the assets received nor the assets transferred are determinable within reasonable limits, in which case the assets received are measured based on the carrying values of the assets transferred. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. An estimate of fair value can be affected by many assumptions that require significant judgment. For example, the income approach generally requires us to use assumptions to estimate future cash flows including those related to total addressable market, pricing and share forecasts, competition, technology obsolescence, future tax rates and discount rates. Our estimate of the fair value of certain assets may differ materially from that determined by others who use different assumptions or utilize different business models and from the future cash flows actually realized.
Goodwill and other indefinite-lived intangible assets are tested annually for impairment and in interim periods if certain events occur indicating that the carrying amounts may be impaired. Long-lived assets, such as property, plant and equipment and intangible assets subject to amortization, are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Our judgments regarding the existence of impairment indicators and future cash flows related to goodwill and other indefinite-lived intangible assets and long-lived assets may be based on operational performance of our businesses, market conditions, expected selling price and/or other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use, including estimates of future cash flows and discount rates, are consistent with our internal planning, when appropriate. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on a portion or all of our goodwill, other indefinite-lived intangible assets and/or long-lived assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our financial condition and results of operations. During fiscal 2017, 2016 and 2015, we recorded $76 million, $107 million and $317 million, respectively, in impairment charges for goodwill, other indefinite-lived intangible assets and long-lived assets. The estimated fair values of our QCT and QTL reporting units were substantially in excess of their respective carrying values at September 24, 2017.
Legal and Regulatory Proceedings. We are currently involved in certain legal and regulatory proceedings, and we intend to continue to vigorously defend ourselves. However, the unfavorable resolution of one or more of these proceedings could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. A broad range of remedies with respect to our business practices that are deemed to violate applicable laws are potentially available. These remedies may include, among others, injunctions, monetary damages or fines or other orders to pay money and the issuance of orders to cease certain conduct and/or to modify our business practices. We disclose a loss contingency if there is at least a reasonable possibility that a material loss has been incurred. We record our best estimate of a loss related to pending legal or regulatory proceedings when the loss is considered probable and the amount can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, we record the minimum estimated liability. As additional information becomes available, we assess the potential liability, including the probability of loss related to pending legal or regulatory proceedings, and revise our estimates and update our disclosures accordingly. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. Revisions in our estimates of the potential liability could materially impact our results of operations.
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
Our QCT segment’s non-United States headquarters is located in Singapore. We obtained tax incentives in Singapore that commenced in March 2012, including a tax exemption for the first five years, provided that we meet specified employment and incentive criteria, and as a result of the expiration of certain of these incentives, our Singapore tax rate increased in fiscal 2017 and will increase again in fiscal 2027 upon the expiration of the remaining incentives. Our failure to meet these criteria could adversely impact our provision for income taxes.
We consider the operating earnings of certain non-United States subsidiaries to be indefinitely reinvested outside the United States based on our plans for use and/or investment outside of the United States and our belief that our sources of cash and liquidity in the United States will be sufficient to meet future domestic cash needs. On a regular basis, we consider projected cash needs for, among other things, potential acquisitions, such as our proposed acquisition of NXP, investments in our existing businesses, future research and development and capital transactions, including repurchases of our common stock, dividends and debt repayments. We estimate the amount of cash or other liquidity that is available or needed in the jurisdictions where these investments are expected as well as our ability to generate cash in those jurisdictions and our access to capital markets. This analysis enables us to conclude whether or not we will indefinitely reinvest the current period’s foreign earnings. We have not recorded a deferred tax liability of approximately $13.7 billion related to the United States federal and state income taxes and foreign withholding taxes on approximately $39.0 billion of undistributed earnings of certain non-United States subsidiaries indefinitely reinvested outside the United States. Should we decide to no longer indefinitely reinvest such earnings outside the United States, for example, if we determine that such earnings are needed to fund future domestic operations or there is not a sufficient need for such earnings outside of the United States, we would have to adjust the income tax provision in the period we make such determination.

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
We have made investments in marketable equity securities of companies of varying size, style, industry and geography and changes in investment allocations may affect the price volatility of our investments. On October 27, 2016, we announced a definitive agreement under which Qualcomm River Holdings will acquire NXP for estimated total cash consideration to be paid to NXP’s shareholders of $38 billion. We intend to fund the transaction with cash held by our foreign entities as well as funds raised in connection with our May 2017 debt issuance, which will result in the use of a substantial portion of our cash, cash equivalents and marketable securities, as well as committed financing through a Term Loan Facility, which is expected to be drawn on at the close of the NXP transaction. As a result, during fiscal 2017, we divested a substantial portion of our marketable securities portfolio, including our equity securities and fund shares.
Equity Price Risk. The recorded values of our marketable equity securities and fund shares decreased to $36 million at September 24, 2017 from $1.7 billion at September 25, 2016. A 10% decrease in the market price of our marketable equity securities and fund shares at September 24, 2017 would have caused a negligible decrease in the carrying amounts of these securities. A 10% decrease in the market price of our marketable equity securities and fund shares at September 25, 2016 would have caused a decrease in the carrying amounts of these securities of $175 million. At September 24, 2017, there were no gross unrealized losses of our marketable equity securities and fund shares.
Interest Rate Risk. We invest a portion of our cash in a number of diversified fixed- and floating-rate securities consisting of cash equivalents, marketable debt securities, debt funds and time deposits that are subject to interest rate risk. Changes in the general level of interest rates can affect the fair value of our investment portfolio. If interest rates in the general economy were to rise, our holdings could lose value. As a result of divesting a substantial portion of our marketable securities portfolio and changes in portfolio allocation, the fair value of our investment portfolio is subject to lower interest rate risk. At September 24, 2017, a hypothetical increase in interest rates of 100 basis points across the entire yield curve on our holdings would have resulted in a decrease of $26 million in the fair value of our holdings. At September 25, 2016, a hypothetical increase in interest rates of 100 basis points across the entire yield curve on our holdings would have resulted in a decrease of $501 million in the fair value of our holdings.
Other Investments
Equity Price Risk. We hold investments in non-marketable equity instruments in privately held companies that may be impacted by equity price risks. Volatility in the equity markets could negatively affect our investees’ ability to raise additional capital as well as our ability to realize value from our investments through initial public offerings, mergers and private sales. Consequently, we could incur other-than-temporary impairment losses or realized losses on all or a part of the values of our non-marketable equity investments. At September 24, 2017, the aggregate carrying value of our non-marketable equity investments was $982 million and was included in other noncurrent assets. At September 25, 2016, the aggregate carrying value of our non-marketable equity investments was $855 million and was included in other noncurrent assets.
Debt and Interest Rate Swap Agreements
Interest Rate Risk. In May 2017, we issued an aggregate principal amount of $11.0 billion of unsecured floating- and fixed-rate notes with varying maturity dates. In 2015, we issued an aggregate principal amount of $10.0 billion of unsecured floating- and fixed-rate notes with varying maturity dates and entered into interest rate swaps with an aggregate notional amount of $3.0 billion to effectively convert certain fixed-rate interest payments into floating-rate payments. The interest rates on our floating-rate notes and interest rate swaps are based on LIBOR. By issuing additional floating-rate notes in fiscal 2017, our assumed risks associated with variable interest rates based on LIBOR have increased. At September 24, 2017, a hypothetical increase in LIBOR-based interest rates of 100 basis points would cause our interest expense to increase by $46 million on an annualized basis as it relates to our floating-rate notes and interest rate swap agreements. At September 25, 2016, a hypothetical increase in LIBOR-based interest rates of 100 basis points would have caused our interest expense to increase by $30 million on an annualized basis as it relates to our floating-rate notes and interest rate swap agreements.
Additionally, we have a commercial paper program that provides for the issuance of up to $5.0 billion of commercial paper. At September 24, 2017, we had $999 million of commercial paper outstanding, with original maturities of less than three months. Changes in interest rates could affect the amounts of interest that we pay if we refinance the current outstanding commercial paper with new debt.
Additional information regarding our notes and related interest rate swap agreements and commercial paper program is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 1. The Company and Its Significant Accounting Policies” and “Notes to Consolidated Financial Statements, Note 6. Debt.”
Foreign Exchange Risk
We manage our exposure to foreign exchange market risks, when deemed appropriate, through the use of derivative financial instruments, including foreign currency forward and option contracts with financial counterparties. We utilize such derivative financial instruments for hedging or risk management purposes rather than for speculative purposes. Counterparties to our derivative contracts are all major banking institutions. In the event of the financial insolvency or distress of a counterparty to our derivative financial instruments, we may be unable to settle transactions if the counterparty does not provide us with sufficient collateral to secure its net settlement obligations to us, which could have a negative impact on our results. A description of our foreign currency accounting policies is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 1. The Company and Its Significant Accounting Policies.”
At September 24, 2017, our net liability related to foreign currency options designated as hedges of foreign currency risk on royalties earned from certain licensees was $15 million. If our forecasted royalty revenues for currencies in which we hedge were to decline by 20% and foreign exchange rates were to change unfavorably by 20% in our hedged foreign currency, we would not incur a loss as our hedge positions would continue to be fully effective.
At September 24, 2017, our net asset related to foreign currency option and forward contracts designated as hedges of foreign currency risk on certain operating expenditure transactions was negligible. If our forecasted operating expenditures for currencies in which we hedge were to decline by 20% and foreign exchange rates were to change unfavorably by 20% in our hedged foreign currency, we would incur a negligible loss.
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
At September 24, 2017, our net liability related to foreign currency option and forward contracts not designated as hedging instruments used to manage foreign currency risk on certain receivables and payables was negligible. If the foreign exchange rates were to change unfavorably by 20% in our hedged foreign currency, we would not incur a loss as the change in the fair value of the foreign currency option and forward contracts would be offset by the change in fair value of the related receivables and payables being economically hedged.
Our analysis methods used to assess and mitigate the risks discussed above should not be considered projections of future risks.
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements at September 24, 2017 and September 25, 2016 and for each of the three years in the period ended September 24, 2017 and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this Annual Report on pages F-1 through F-44.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of September 24, 2017.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report, has also audited the effectiveness of our internal control over financial reporting as of September 24, 2017, as stated in its report which appears on page F-1.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2018 Annual Meeting of Stockholders (the 2018 Proxy Statement) under the headings “Nominees for Election” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Certain information required by this item regarding executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers,” and certain information is incorporated by reference to the 2018 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this item regarding corporate governance is incorporated by reference to the 2018 Proxy Statement under the headings “Code of Ethics and Corporate Governance Principles and Practices,” “Director Nominations” and “Board Meetings, Committees and Attendance.”

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the 2018 Proxy Statement under the headings “Executive Compensation and Related Information,” “Compensation Tables and Narrative Disclosures,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Compensation Committee Report.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the 2018 Proxy Statement under the headings “Equity Compensation Plan Information” and “Stock Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the 2018 Proxy Statement under the headings “Certain Relationships and Related-Person Transactions” and “Director Independence.”
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the 2018 Proxy Statement under the heading “Fees for Professional Services” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Public Accountants.”
PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
(a) Financial Statements:
Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included in the notes to the consolidated financial statements.
(b) Exhibits

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Rule 2.7 Announcement, Recommended Cash Acquisition of CSR plc by Qualcomm Global Trading Pte. Ltd.	8-K	000-19528/ 141156425	10/15/2014	2.1
2.2	Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (1)	8-K	000-19528/ 161339867	1/13/2016	2.1

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
2.3	Amendment #1, dated December 20, 2016, to Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (1)	10-Q	000-19528/ 17546539	1/25/2017	2.3
2.4	Amendment #2, dated January 19, 2017, to Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (1)	10-Q	000-19528/ 17546539	1/25/2017	2.4
2.5	Amendment #3, dated February 3, 2017, to Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (1)	10-Q	000-19528/ 17770305	4/19/2017	2.6
2.6	Purchase Agreement dated as of October 27, 2016 by and between Qualcomm River Holdings, B.V. and NXP Semiconductors N.V. (1)	8-K	000-19528/ 161956228	10/27/2016	2.1
3.1	Restated Certificate of Incorporation, as amended.	10-Q	000-19528/ 161775595	7/20/2016	3.1
3.2	Amended and Restated Bylaws.	8-K	000-19528/ 161769723	7/15/2016	3.2
4.1	Indenture, dated May 20, 2015, between the Company and U.S. Bank National Association, as trustee.	8-K	000-19528/ 15880967	5/21/2015	4.1
4.2	Officers’ Certificate, dated May 20, 2015, for the Floating Rate Notes due 2018, the Floating Rate Notes due 2020, the 1.400% Notes due 2018, the 2.250% Notes due 2020, the 3.000% Notes due 2022, the 3.450% Notes due 2025, the 4.650% Notes due 2035 and the 4.800% Notes due 2045.	8-K	000-19528/ 15880967	5/21/2015	4.2
4.3	Form of Floating Rate Notes due 2018.	8-K	000-19528/ 15880967	5/21/2015	4.3
4.4	Form of Floating Rate Notes due 2020.	8-K	000-19528/ 15880967	5/21/2015	4.4
4.5	Form of 1.400% Notes due 2018.	8-K	000-19528/ 15880967	5/21/2015	4.5
4.6	Form of 2.250% Notes due 2020.	8-K	000-19528/ 15880967	5/21/2015	4.6
4.7	Form of 3.000% Notes due 2022.	8-K	000-19528/ 15880967	5/21/2015	4.7
4.8	Form of 3.450% Notes due 2025.	8-K	000-19528/ 15880967	5/21/2015	4.8
4.9	Form of 4.650% Notes due 2035.	8-K	000-19528/ 15880967	5/21/2015	4.9
4.10	Form of 4.800% Notes due 2045.	8-K	000-19528/ 15880967	5/21/2015	4.10
4.11	Officers’ Certificate, dated May 26, 2017, for the Floating Rate Notes due 2019, the Floating Rate Notes due 2020, the Floating Rate Notes due 2023, the 1.850% Notes due 2019, the 2.100% Notes due 2020, the 2.600% Notes due 2023, the 2.900% Notes due 2024, the 3.250% Notes due 2027 and the 4.300% Notes due 2047.	8-K	000-19528/ 17882336	5/31/2017	4.2
4.12	Form of Floating Rate Notes due 2019.	8-K	000-19528/ 17882336	5/31/2017	4.3
4.13	Form of Floating Rate Notes due 2020.	8-K	000-19528/ 17882336	5/31/2017	4.4
4.14	Form of Floating Rate Notes due 2023.	8-K	000-19528/ 17882336	5/31/2017	4.5

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
4.15	Form of 1.850% Notes due 2019.	8-K	000-19528/ 17882336	5/31/2017	4.6
4.16	Form of 2.100% Notes due 2020.	8-K	000-19528/ 17882336	5/31/2017	4.7
4.17	Form of 2.600% Notes due 2023.	8-K	000-19528/ 17882336	5/31/2017	4.8
4.18	Form of 2.900% Notes due 2024.	8-K	000-19528/ 17882336	5/31/2017	4.9
4.19	Form of 3.250% Notes due 2027.	8-K	000-19528/ 17882336	5/31/2017	4.10
4.20	Form of 4.300% Notes due 2047.	8-K	000-19528/ 17882336	5/31/2017	4.11
10.1	Form of Indemnity Agreement between the Company and its directors and officers. (2)	10-K	000-19528/ 151197257	11/4/2015	10.1
10.2	Form of Grant Notice and Stock Option Agreement under the 2006 Long-Term Incentive Plan. (2)	10-K	000-19528/ 091159213	11/5/2009	10.84
10.3	Atheros Communications, Inc. 2004 Stock Incentive Plan, as amended. (2)	S-8	333-174649/ 11886141	6/1/2011	99.1
10.4	Resolutions Amending Atheros Communications, Inc. Equity Plans. (2)	S-8	333-174649/ 11886141	6/1/2011	99.6
10.5	Form of Grant Notices and Global Employee Stock Option Agreement under the 2006 Long-Term Incentive Plan. (2)	10-K	000-19528/ 121186937	11/7/2012	10.104
10.6	Form of Grant Notices and Global Employee Restricted Stock Unit Agreement under the 2006 Long-Term Incentive Plan. (2)	10-K	000-19528/ 121186937	11/7/2012	10.105
10.7	2006 Long-Term Incentive Plan, as amended and restated. (2)	10-Q	000-19528/ 13779468	4/24/2013	10.112
10.8	Form of Aircraft Time Sharing Agreement. (2)	10-Q	000-19528/ 13983769	7/24/2013	10.114
10.9	Form of Grant Notices and Non-Employee Director Restricted Stock Unit Agreements under the 2006 Long-Term Incentive Plan for non-employee directors residing in the United Kingdom and Hong Kong. (2)	10-K	000-19528/ 131196747	11/6/2013	10.117
10.10	Form of Grant Notices and Non-Employee Director Deferred Stock Unit Agreements under the 2006 Long-Term Incentive Plan for non-employee directors residing in the United States and Spain. (2)	10-K	000-19528/ 131196747	11/6/2013	10.119
10.11	Form of Non-Employee Director Deferred Stock Unit Grant Notices and Deferred Stock Unit Agreement under the 2006 Long-Term Incentive Plan for non-employee directors residing in Singapore. (2)	10-Q	000-19528/ 14988939	7/23/2014	10.122
10.12	Form of Executive Restricted Stock Unit Grant Notice and Executive Restricted Stock Unit Agreements under the 2006 Long-Term Incentive Plan, which includes a September 29, 2014 to March 29, 2015 performance period. (2)	10-Q	000-19528/ 14988939	7/23/2014	10.123
10.13	Non-Qualified Deferred Compensation Plan, as amended, effective January 1, 2016. (2)	8-K	000-19528/ 151134109	9/30/2015	10.1
10.14	Amendment to 2006 Long-Term Incentive Plan, as amended and restated. (2)	10-Q	000-19528/ 15555092	1/28/2015	10.126
10.15	Amended and Restated QUALCOMM Incorporated 2001 Employee Stock Purchase Plan, as amended. (2)	10-Q	000-19528/ 151000141	7/22/2015	10.128
10.16	Revolving Credit Agreement among Qualcomm Incorporated, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, dated as of February 18, 2015.	8-K	000-19528/ 15628813	2/18/2015	10.1
10.17	Form of Executive Performance Stock Unit Grant Notice and Executive Performance Stock Unit agreement under the 2006 Long-Term Incentive Plan, which includes a September 29, 2014 to September 24, 2017 performance period. (2)	10-K	000-19528/ 151197257	11/4/2015	10.27

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
10.18	Form of Executive Performance Stock Unit Award Grant Notice and Executive Performance Stock Unit Award Grant Agreement under the 2006 Long-Term Incentive Plan, which includes a September 28, 2015 to September 28, 2018 performance period. (2)	10-K	000-19528/ 151197257	11/4/2015	10.28
10.19	Form of 2016 Annual Cash Incentive Plan Performance Unit Agreement. (2)	10-Q	000-19528/ 161365251	1/27/2016	10.29
10.20	2016 Long-Term Incentive Plan. (2)	DEF 14A	000-19528/ 161353677	1/21/2016	Appendix 5
10.21	Form of Executive Performance Stock Unit Award Grant Notice under the 2006 Long-Term Incentive Plan, which includes a March 28, 2016 to March 28, 2019 performance period. (2)	10-Q	000-19528/ 161581558	4/20/2016	10.31
10.22	Form of Non-Employee Director Deferred Stock Unit Grant Notices and Non-Employee Director Deferred Stock Unit Agreements under the 2016 Long-Term Incentive Plan for non-employee directors residing in the United States. (2)	10-Q	000-19528/ 161581558	4/20/2016	10.32
10.23	Form of Non-Employee Director Deferred Stock Unit Grant Notices and Non-Employee Director Deferred Stock Unit Agreements under the 2016 Long-Term Incentive Plan for non-employee directors residing in Spain. (2)	10-Q	000-19528/ 161581558	4/20/2016	10.33
10.24	Form of Non-Employee Director Deferred Stock Unit Grant Notices and Non-Employee Director Deferred Stock Unit Agreements under the 2016 Long-Term Incentive Plan for non-employee directors residing in Singapore. (2)	10-Q	000-19528/ 161581558	4/20/2016	10.34
10.25	Qualcomm Incorporated 2017 Director Compensation Plan. (2)	8-K	000-19528/ 161931217	10/11/2016	99.1
10.26	Form of Executive Restricted Stock Unit Grant Notice and Executive Restricted Stock Unit Agreement under the 2016 Long-Term Incentive Plan. (2)	10-K	000-19528/ 161967933	11/2/2016	10.36
10.27	Form of Executive Performance Stock Unit Award Grant Notice and Executive Performance Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan. (2)	10-K	000-19528/ 161967933	11/2/2016	10.37
10.28	Executive Performance Unit Award Grant Notice and Executive Performance Unit Award Agreement under the 2016 Long-Term Incentive Plan for Derek K. Aberle. (2) (3)	10-K	000-19528/ 161967933	11/2/2016	10.38
10.29	Letter Agreement, dated as of October 27, 2016, by and between QUALCOMM Incorporated and Qualcomm River Holdings B.V.	8-K	000-19528/ 161956228	10/27/2016	10.1
10.30	Credit Agreement among QUALCOMM Incorporated, the lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent, dated as of November 8, 2016.	8-K	000-19528/ 161985209	11/9/2016	10.1
10.31	Amended and Restated Credit Agreement among QUALCOMM Incorporated, the lenders party thereto and Bank of America, N.A., as Administrative Agent, dated as of November 8, 2016.	8-K	000-19528/ 161985209	11/9/2016	10.2
10.32	Letter of Credit and Reimbursement Agreement between Qualcomm River Holdings B.V. and Mizuho Bank, Ltd., dated as of November 22, 2016.	8-K	000-19528/ 162023573	11/29/2016	10.1
10.33	First Amendment to Letter of Credit and Reimbursement Agreement between Qualcomm River Holdings B.V. and Mizuho Bank, Ltd., dated as of November 23, 2016.	8-K	000-19528/ 162023573	11/29/2016	10.2
10.34	Continuing Agreement for Standby Letters of Credit between Qualcomm River Holdings B.V. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated as of November 22, 2016.	8-K	000-19528/ 162023573	11/29/2016	10.3
10.35	Reimbursement and Security Agreement between Qualcomm River Holdings B.V. and Sumitomo Mitsui Banking Corporation, dated as of November 22, 2016.	8-K	000-19528/ 162023573	11/29/2016	10.4

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
10.36	Letter of Credit Application by QUALCOMM Incorporated to Bank of America, N.A., dated as of November 23, 2016.	8-K	000-19528/ 162023573	11/29/2016	10.5
10.37	Form of 2017 Annual Cash Incentive Plan Performance Unit Agreement (2)	10-Q	000-19528/ 17546539	1/25/2017	10.47
10.38	Qualcomm Incorporated 2018 Director Compensation Plan. (2)					X
10.39
Form of Executive Restricted Stock Unit Grant Notice and Executive Restricted Stock Unit Agreement under the 2016 Long-Term Incentive Plan, which includes a September 25, 2017 to March 25, 2018 performance period. (2)

X
10.40
Form of Executive Performance Stock Unit Award Grant Notice and Executive Performance Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan, which includes a September 25, 2017 to September 27, 2020 performance period. (2)

X
12.1	Computation of Ratio of Earnings to Fixed Charges.					X
21	Subsidiaries of the Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steve Mollenkopf.					X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George S. Davis.					X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Steve Mollenkopf.					X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for George S. Davis.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.					X

(1)	The Company shall furnish supplementally a copy of any omitted schedule to the Commission upon request.

(2)	Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a).

(3)	Confidential treatment has been requested with respect to certain portions of this exhibit.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 1, 2017

QUALCOMM Incorporated

By	/s/ Steve Mollenkopf
Steve Mollenkopf
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steve Mollenkopf	Chief Executive Officer and Director	November 1, 2017
Steve Mollenkopf	(Principal Executive Officer)

/s/ George S. Davis	Executive Vice President and Chief Financial Officer	November 1, 2017
George S. Davis	(Principal Financial and Accounting Officer)

/s/ Barbara T. Alexander	Director	November 1, 2017
Barbara T. Alexander

/s/ Jeffrey W. Henderson	Director	November 1, 2017
Jeffrey W. Henderson

/s/ Thomas W. Horton	Director	November 1, 2017
Thomas W. Horton

/s/ Paul E. Jacobs	Chairman	November 1, 2017
Paul E. Jacobs

/s/ Ann M. Livermore	Director	November 1, 2017
Ann M. Livermore

/s/ Harish Manwani	Director	November 1, 2017
Harish Manwani

/s/ Mark D. McLaughlin	Director	November 1, 2017
Mark D. McLaughlin

/s/ Clark T. Randt, Jr.	Director	November 1, 2017
Clark T. Randt, Jr.

/s/ Francisco Ros	Director	November 1, 2017
Francisco Ros

/s/ Anthony J. Vinciquerra	Director	November 1, 2017
Anthony J. Vinciquerra

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of QUALCOMM Incorporated:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of QUALCOMM Incorporated and its subsidiaries as of September 24, 2017 and September 25, 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 24, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 24, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
San Diego, California

November 1, 2017

QUALCOMM Incorporated
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	September 24, 2017	September 25, 2016
ASSETS
Current assets:
Cash and cash equivalents	$35,029	$5,946
Marketable securities	2,279	12,702
Accounts receivable, net	3,632	2,219
Inventories	2,035	1,556
Other current assets	618	558
Total current assets	43,593	22,981
Marketable securities	1,270	13,702
Deferred tax assets	2,900	2,030
Property, plant and equipment, net	3,216	2,306
Goodwill	6,623	5,679
Other intangible assets, net	3,737	3,500
Other assets	4,147	2,161
Total assets	$65,486	$52,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,971	$1,858
Payroll and other benefits related liabilities	1,183	934
Unearned revenues	502	509
Short-term debt	2,495	1,749
Other current liabilities	4,756	2,261
Total current liabilities	10,907	7,311
Unearned revenues	2,003	2,377
Long-term debt	19,398	10,008
Other liabilities	2,432	895
Total liabilities	34,740	20,591

Commitments and contingencies (Note 7)

Stockholders’ equity:
Qualcomm stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,474 and 1,476 shares issued and outstanding, respectively	274	414
Retained earnings	30,088	30,936
Accumulated other comprehensive income	384	428
Total Qualcomm stockholders’ equity	30,746	31,778
Noncontrolling interests	—	(10)
Total stockholders’ equity	30,746	31,768
Total liabilities and stockholders’ equity	$65,486	$52,359

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended
	September 24, 2017	September 25, 2016	September 27, 2015
Revenues:
Equipment and services	$16,647	$15,467	$17,079
Licensing	5,644	8,087	8,202
Total revenues	22,291	23,554	25,281
Costs and expenses:
Cost of revenues	9,792	9,749	10,378
Research and development	5,485	5,151	5,490
Selling, general and administrative	2,658	2,385	2,344
Other (Note 2)	1,742	(226)	1,293
Total costs and expenses	19,677	17,059	19,505
Operating income	2,614	6,495	5,776
Interest expense	(494)	(297)	(104)
Investment and other income, net (Note 2)	900	635	815
Income before income taxes	3,020	6,833	6,487
Income tax expense	(555)	(1,131)	(1,219)
Net income	2,465	5,702	5,268
Net loss attributable to noncontrolling interests	1	3	3
Net income attributable to Qualcomm	$2,466	$5,705	$5,271

Basic earnings per share attributable to Qualcomm	$1.67	$3.84	$3.26
Diluted earnings per share attributable to Qualcomm	$1.65	$3.81	$3.22
Shares used in per share calculations:
Basic	1,477	1,484	1,618
Diluted	1,490	1,498	1,639

Dividends per share announced	$2.20	$2.02	$1.80

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended
	September 24, 2017	September 25, 2016	September 27, 2015
Net income	$2,465	$5,702	$5,268
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation gains (losses)	309	(22)	(47)
Reclassification of foreign currency translation (gains) losses included in net income	(1)	21	—
Noncredit other-than-temporary impairment losses and subsequent changes in fair value related to certain available-for-sale debt securities, net of tax (expense) benefit of ($3), $23 and $19, respectively	6	(43)	(35)
Reclassification of net other-than-temporary losses on available-for-sale securities included in net income, net of tax benefit of $46, $71 and $66, respectively	85	130	121
Net unrealized (losses) gains on other available-for-sale securities, net of tax benefit (expense) of $59, ($166) and $114, respectively	(102)	306	(215)
Reclassification of net realized gains on available-for-sale securities included in net income, net of tax expense of $156, $85 and $173, respectively	(286)	(156)	(317)
Net unrealized (losses) gains on derivative instruments, net of tax benefit of $0, $2 and $0, respectively	(49)	(4)	54
Reclassification of net realized (gains) losses on derivative instruments included in net income, net of tax expense (benefit) of $4, ($2) and $0, respectively	(10)	1	—
Other gains	4	—	—
Total other comprehensive (loss) income	(44)	233	(439)
Total comprehensive income	2,421	5,935	4,829
Comprehensive loss attributable to noncontrolling interests	1	3	3
Comprehensive income attributable to Qualcomm	$2,422	$5,938	$4,832

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	September 24, 2017	September 25, 2016	September 27, 2015
Operating Activities:
Net income	$2,465	$5,702	$5,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,461	1,428	1,214
Indefinite and long-lived asset impairment charges	76	107	317
Income tax provision (less than) in excess of income tax payments	(400)	(200)	47
Gain on sale of wireless spectrum	—	(380)	—
Non-cash portion of share-based compensation expense	914	943	1,026
Incremental tax benefits from share-based compensation	(40)	(8)	(103)
Net realized gains on marketable securities and other investments	(530)	(288)	(500)
Impairment losses on marketable securities and other investments	177	172	200
Other items, net	146	77	(16)
Changes in assets and liabilities:
Accounts receivable, net	(1,104)	(232)	550
Inventories	(200)	(49)	93
Other assets	169	246	(793)
Trade accounts payable	(45)	541	(908)
Payroll, benefits and other liabilities	1,835	(352)	(328)
Unearned revenues	(231)	(307)	(561)
Net cash provided by operating activities	4,693	7,400	5,506
Investing Activities:
Capital expenditures	(690)	(539)	(994)
Purchases of available-for-sale securities	(19,062)	(18,015)	(15,400)
Proceeds from sales and maturities of available-for-sale securities	41,715	14,386	15,080
Purchases of trading securities	—	(177)	(1,160)
Proceeds from sales and maturities of trading securities	—	779	1,658
Purchases of other marketable securities	(710)	—	—
Proceeds from sales and maturities of other marketable securities	706	450	—
Deposits of investments designated as collateral	(2,000)	—	—
Acquisitions and other investments, net of cash acquired	(1,544)	(812)	(3,019)
Proceeds from sale of wireless spectrum	—	232	—
Proceeds from sales of property, plant and equipment	28	16	266
Other items, net	20	192	(3)
Net cash provided (used) by investing activities	18,463	(3,488)	(3,572)
Financing Activities:
Proceeds from short-term debt	8,558	8,949	4,083
Repayment of short-term debt	(9,309)	(8,200)	(3,083)
Proceeds from long-term debt	10,953	—	9,937
Proceeds from issuance of common stock	497	668	787
Repurchases and retirements of common stock	(1,342)	(3,923)	(11,246)
Dividends paid	(3,252)	(2,990)	(2,880)
Incremental tax benefits from share-based compensation	40	8	103
Other items, net	(266)	(34)	38
Net cash provided (used) by financing activities	5,879	(5,522)	(2,261)
Effect of exchange rate changes on cash and cash equivalents	48	(4)	(20)
Net increase (decrease) in cash and cash equivalents	29,083	(1,614)	(347)
Cash and cash equivalents at beginning of period	5,946	7,560	7,907
Cash and cash equivalents at end of period	$35,029	$5,946	$7,560
See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock Shares	Common Stock and Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Qualcomm Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at September 28, 2014	1,669	$7,736	$30,799	$634	$39,169	$(3)	$39,166
Total comprehensive income	—	—	5,271	(439)	4,832	(3)	4,829
Common stock issued under employee benefit plans and the related tax benefits	32	871	—	—	871	—	871
Repurchases and retirements of common stock	(172)	(9,334)	(1,912)	—	(11,246)	—	(11,246)
Share-based compensation	—	1,078	—	—	1,078	—	1,078
Tax withholdings related to vesting of share-based payments	(5)	(351)	—	—	(351)	—	(351)
Dividends	—	—	(2,932)	—	(2,932)	—	(2,932)
Other	—	—	—	—	—	(1)	(1)
Balance at September 27, 2015	1,524	—	31,226	195	31,421	(7)	31,414
Total comprehensive income	—	—	5,705	233	5,938	(3)	5,935
Common stock issued under employee benefit plans and the related tax benefits	30	615	—	—	615	—	615
Repurchases and retirements of common stock	(73)	(974)	(2,949)	—	(3,923)	—	(3,923)
Share-based compensation	—	997	—	—	997	—	997
Tax withholdings related to vesting of share-based payments	(5)	(224)	—	—	(224)	—	(224)
Dividends	—	—	(3,046)	—	(3,046)	—	(3,046)
Balance at September 25, 2016	1,476	414	30,936	428	31,778	(10)	31,768
Total comprehensive income	—	—	2,466	(44)	2,422	(1)	2,421
Common stock issued under employee benefit plans and the related tax benefits	25	499	—	—	499	—	499
Repurchases and retirements of common stock	(23)	(1,342)	—	—	(1,342)	—	(1,342)
Share-based compensation	—	975	—	—	975	—	975
Tax withholdings related to vesting of share-based payments	(4)	(268)	—	—	(268)	—	(268)
Dividends	—	—	(3,314)	—	(3,314)	—	(3,314)
Other	—	(4)	—	—	(4)	11	7
Balance at September 24, 2017	1,474	$274	$30,088	$384	$30,746	$—	$30,746

See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Its Significant Accounting Policies
The Company. QUALCOMM Incorporated, a Delaware corporation, and its subsidiaries (collectively the Company or Qualcomm) develop, design, manufacture, have manufactured on its behalf and market digital communications products, which principally consist of integrated circuits and system software based on CDMA, OFDMA and other technologies, for use in mobile devices, wireless networks, devices used in the Internet of Things (IoT), broadband gateway equipment, consumer electronic devices and automotive telematics and infotainment systems. The Company also grants licenses to use portions of its intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products and receives fixed license fees (payable in one or more installments) as well as ongoing royalties based on sales by licensees of wireless products incorporating its patented technologies.
Principles of Consolidation. The Company’s consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries, including its joint venture RF360 Holdings Singapore Pte. Ltd (RF360 Holdings) (Note 9). In addition, the Company consolidated its investment in an immaterial less than majority-owned variable interest entity as the Company was the primary beneficiary until the end of fiscal 2017. The ownership of the other interest holders of consolidated subsidiaries and the immaterial less than majority-owned variable interest entity is presented separately in the consolidated balance sheets and statements of operations. All significant intercompany accounts and transactions have been eliminated.
Financial Statement Preparation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s consolidated financial statements and the accompanying notes. Examples of the Company’s significant accounting estimates that may involve a higher degree of judgment and complexity than others include: the determination of other-than-temporary impairments of marketable securities and other investments; the valuation of inventories; the valuation and assessment of the recoverability of goodwill and other indefinite-lived and long-lived assets; the recognition, measurement and disclosure of loss contingencies related to legal and regulatory proceedings; and the calculation of tax liabilities, including the recognition and measurement of uncertain tax positions. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.
Fiscal Year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. The fiscal years ended September 24, 2017, September 25, 2016 and September 27, 2015 included 52 weeks.
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
Marketable Securities. Marketable securities include available-for-sale securities and certain time deposits for which classification is determined at the time of purchase and reevaluated at each balance sheet date. The Company also held trading securities and securities for which the Company had elected the fair value option that would have otherwise been recorded using the equity method. These investments were exited during fiscal 2016, and the related changes in fair value associated with these investments were recognized in investment and other income, net and were negligible in fiscal 2016 and 2015. The Company classifies marketable securities as current or noncurrent based on the nature of the securities and their availability for use in current operations. Marketable securities are stated at fair value. The net unrealized gains or losses on available-for-sale securities are recorded as a component of accumulated other comprehensive income, net of income taxes. The realized gains and losses on marketable securities are determined using the specific identification method.
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
If a debt security’s market value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an other-than-temporary impairment charge to investment and other income, net for the entire amount of the impairment. For the

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

remaining debt securities, if an other-than-temporary impairment exists, the Company separates the other-than-temporary impairment into the portion of the loss related to credit factors, or the credit loss portion, which is recorded as a charge to investment and other income, net, and the portion of the loss that is not related to credit factors, or the noncredit loss portion, which is recorded as a component of other accumulated comprehensive income, net of income taxes.
For equity securities, the Company considers the loss relative to the expected volatility and the likelihood of recovery over a reasonable period of time. If events and circumstances indicate that a decline in the value of an equity security has occurred and is other than temporary, the Company records a charge to investment and other income, net for the difference between fair value and cost at the balance sheet date. Additionally, if the Company has either the intent to sell the equity security or does not have both the intent and the ability to hold the equity security until its anticipated recovery, the Company records a charge to investment and other income, net for the difference between fair value and cost at the balance sheet date.
Equity and Cost Method Investments. The Company generally accounts for non-marketable equity investments either under the equity or the cost method. Equity investments over which the Company has significant influence, but not control over the investee and is not the primary beneficiary of the investee’s activities are accounted for under the equity method. Other non-marketable equity investments are accounted for under the cost method. The Company’s share of gains and losses in equity method investments are recorded in investment and other income, net. The Company monitors non-marketable equity investments for events or circumstances that could indicate the investments are impaired, such as a deterioration in the investee’s financial condition and business forecasts and lower valuations in recently completed or proposed financings, and records a charge to investment and other income, net for the difference between the estimated fair value and the carrying value.
The carrying values of the Company’s non-marketable equity investments are recorded in other noncurrent assets and were as follows (in millions):

	September 24, 2017	September 25, 2016
Equity method investments	$379	$324
Cost method investments	603	531
	$982	$855
Transactions with equity method investees are considered related party transactions. Revenues from certain licensing and services contracts with two of the Company’s equity method investees were $165 million, $196 million and negligible in fiscal 2017, 2016 and 2015, respectively. The Company eliminates unrealized profit or loss related to such transactions in relation to its ownership interest in the investee, which is recorded as a component of equity in net losses in investees in investment and other income, net. Aggregate accounts receivable from these equity method investees were $29 million and $73 million at September 24, 2017 and September 25, 2016, respectively.
Derivatives. The Company’s primary objectives for holding derivative instruments are to manage interest rate risk on its long-term debt and to manage foreign exchange risk for certain foreign currency revenues, operating expenses, receivables and payables. Derivative instruments are recorded at fair value and included in other current or noncurrent assets or other current or noncurrent liabilities based on their maturity dates. Counterparties to the Company’s derivative instruments are all major banking institutions.
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
At September 24, 2017 and September 25, 2016, the aggregate fair value of the Company’s interest rate swaps related to its long-term debt issued in May 2015 was negligible and $65 million, respectively. The fair values of the swaps were recorded in noncurrent assets, other current liabilities and other noncurrent liabilities at September 24, 2017 and in noncurrent assets at September 25, 2016. The swaps had an aggregate notional amount of $3.0 billion, which effectively converted all of the fixed-rate debt due in 2018 and approximately 43% and 50% of the fixed-rate debt due in 2020 and 2022,

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively, into floating-rate debt. The maturities of the swaps match the Company’s fixed-rate debt due in 2018, 2020 and 2022.
Foreign Currency Hedges: The Company manages its exposure to foreign exchange market risks, when deemed appropriate, through the use of derivative instruments, including foreign currency forward and option contracts with financial counterparties, that may or may not be designated as hedging instruments. These derivative instruments mature between one and twelve months. Gains and losses arising from the effective portion of such contracts that are designated as cash flow hedging instruments are recorded as a component of accumulated other comprehensive income as gains and losses on derivative instruments, net of income taxes. The hedging gains and losses in accumulated other comprehensive income are subsequently reclassified to revenues or costs and expenses, as applicable, in the consolidated statements of operations in the same period in which the underlying transactions affect the Company’s earnings. Gains and losses arising from the ineffective portion of such contracts are recorded in investment and other income, net as gains and losses on derivative instruments. The cash flows associated with derivative instruments designated as cash flow hedging instruments are classified as cash flows from operating activities in the consolidated statements of cash flows, which is the same category as the hedged transaction. The cash flows associated with the ineffective portion of such derivative instruments are classified as cash flows from investing activities in the consolidated statements of cash flows. The fair values of the Company’s foreign currency forward and option contracts used to hedge foreign currency risk designated as cash flow hedges recorded in total assets and in total liabilities were $10 million and $22 million, respectively, at September 24, 2017 and negligible at September 25, 2016.
For foreign currency forward and option contracts not designated as hedging instruments, the changes in fair value are recorded in investment and other income, net in the period of change. The cash flows associated with derivative instruments not designated as hedging instruments are classified as cash flows from operating activities in the consolidated statements of cash flows, which is the same category as the hedged transaction. The fair value of the Company’s foreign currency forward and option contracts not designated as hedging instruments was negligible at September 24, 2017. There were no foreign currency forward and option contracts not designated as hedging instruments at September 25, 2016.
Gross Notional Amounts: The gross notional amounts of the Company’s interest rate and foreign currency derivatives by instrument type were as follows (in millions):

	September 24, 2017	September 25, 2016
Forwards	$163	$108
Options	2,333	929
Swaps	3,000	3,061
	$5,496	$4,098
The gross notional amounts by currency were as follows (in millions):

	September 24, 2017	September 25, 2016
Chinese renminbi	$1,460	$325
Euro	146	31
Indian rupee	772	433
Japanese yen	68	97
Korean won	50	85
United States dollar	3,000	3,045
Other	—	82
	$5,496	$4,098
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
Other Investments and Other Liabilities: Other investments and other liabilities included in Level 1 are comprised of the Company’s deferred compensation plan liability and related assets, which consist of mutual funds classified as trading securities, and are included in other assets. Other investments and other liabilities included in Level 3 are comprised of convertible debt instruments issued by private companies and contingent consideration related to business combinations, respectively. The fair value of convertible debt instruments is estimated by the Company based on the estimated timing and amount of future cash flows, as well as assumptions related to liquidity, default likelihood and recovery. The fair value of contingent consideration related to business combinations is estimated by the Company using a real options approach, which includes inputs, such as projected financial information, market volatility, discount rates and timing of contractual payments. The inputs used by the Company to estimate the fair values of the convertible debt instruments and contingent consideration are generally unobservable, and therefore, they are included in Level 3.
Allowances for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company considers the following factors when determining if collection of required payments is reasonably assured: customer credit-worthiness; past

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Property, Plant and Equipment. Property, plant and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives. Upon the retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is recorded, when appropriate. Buildings on owned land are depreciated over 30 years, and building improvements are depreciated over their useful lives ranging from 7 to 15 years. Leasehold improvements are amortized over the shorter of their estimated useful lives, not to exceed 15 years, or the remaining term of the related lease. Other property, plant and equipment have useful lives ranging from 2 to 25 years. Leased property meeting certain capital lease criteria is capitalized, and the net present value of the related lease payments is recorded as a liability. Amortization of assets under capital leases is recorded using the straight-line method over the shorter of the estimated useful lives or the lease terms. Maintenance, repairs and minor renewals or betterments are charged to expense as incurred.
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
Revenue Recognition. The Company derives revenues principally from sales of integrated circuit products and licensing of its intellectual property and also generates revenues through sales of products that connect medical devices and by performing software hosting, software development and other services. The timing of revenue recognition and the amount of

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

revenue actually recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of the Company’s deliverables and obligations. Unearned revenues consist primarily of license fees for intellectual property with continuing performance obligations.
Revenues from sales of the Company’s products are recognized at the time of shipment, or when title and risk of loss pass to the customer and all other criteria for revenue recognition are met, if later. Revenues from providing services are recognized when earned. Revenues from providing services were less than 10% of total revenues for all periods presented.
The Company grants licenses or otherwise provides rights to use portions of its intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products. Licensees typically pay a fixed license fee in one or more installments and royalties based on their sales of products incorporating or using the Company’s licensed intellectual property. License fees are recognized over the estimated period of benefit of the license to the licensee, typically 5 to 15 years. Royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of complete licensed products, net of certain permissible deductions (including transportation, insurance, packing costs and other items). The Company broadly provides per unit running royalty caps that apply to certain categories of complete wireless devices, namely smartphones, tablets and laptops, which in general, effectively provide for a maximum running royalty amount per device (i.e., the royalty caps limit the running royalties due on a per unit basis). The Company earns royalties on such licensed products sold worldwide by its licensees at the time that the licensees’ sales occur. The Company’s licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter, which is generally the following quarter. The Company recognizes royalty revenues based on royalties reported by licensees during the quarter and when all other revenue recognition criteria are met.
The Company records reductions to revenues for customer incentive arrangements, including volume-related and other pricing rebates and cost reimbursements for marketing and other activities involving certain of the Company’s products and technologies. The charges for such arrangements are recorded as a reduction to accounts receivable or as other current liabilities based on whether the Company has the contractual right of offset. The Company recognizes the liability based on the estimated amount of the incentive, or if not reasonably estimated, the maximum potential liability, at the later of the date at which the Company records the related revenues or the date at which the Company offers the incentive or, if payment is contingent, when the contingency is resolved. In certain arrangements, the liabilities are based on customer forecasts. The Company reverses accruals for unclaimed incentive amounts to revenues when the unclaimed amounts are no longer subject to payment.
Concentrations. Revenues in fiscal 2017 were negatively impacted by the actions of Apple Inc. and Hon Hai Precision Industry Co., Ltd./Foxconn, its affiliates and other suppliers to Apple as well as the dispute with another licensee, who did not report or pay royalties due in the third or fourth quarter of fiscal 2017. Apple’s contract manufacturers did not fully report and did not pay royalties due on sales of Apple products for a portion of the fiscal year, which resulted in higher accounts receivable from those suppliers (Note 2). A significant portion of the Company’s revenues is concentrated with a small number of customers/licensees of the Company’s QCT and QTL segments. Revenues related to the products of two customers/licensees comprised 18% and 17% of total consolidated revenues in fiscal 2017, compared to 24% and 16% in fiscal 2016 and 25% and 20% in fiscal 2015. Excluding the unpaid royalty receivables due from suppliers to Apple (Note 2), aggregate accounts receivable from one customer/licensee comprised 10% and 14% of accounts receivable at September 24, 2017 and September 25, 2016, respectively.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of RSUs are estimated based on the fair market values of the underlying stock on the dates of grant or dates the RSUs are assumed. If RSUs do not have the right to participate in dividends, the fair values are discounted by the dividend yield. The weighted-average estimated fair values of employee RSUs granted during fiscal 2017, 2016 and 2015 were $66.54, $53.56 and $68.77 per share, respectively. Upon vesting, the Company issues new shares of common stock. For the majority of RSUs, shares are issued on the vesting dates net of the amount of shares needed to satisfy statutory tax withholding requirements to be paid by the Company on behalf of the employees. As a result, the actual number of shares issued will be fewer than the number of RSUs outstanding. The annual pre-vest forfeiture rate for RSUs was estimated to be approximately 5%, 4% and 3% in fiscal 2017, 2016 and 2015, respectively.
Total share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

	2017	2016	2015
Cost of revenues	$38	$40	$42
Research and development	588	614	659
Selling, general and administrative	288	289	325
Share-based compensation expense before income taxes	914	943	1,026
Related income tax benefit	(161)	(190)	(190)
	$753	$753	$836
Legal and Regulatory Proceedings. The Company is currently involved in certain legal and regulatory proceedings. The Company discloses a loss contingency if there is at least a reasonable possibility that a material loss has been incurred. The Company records its best estimate of a loss related to pending legal and regulatory proceedings when the loss is considered probable and the amount can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. As additional information becomes available, the Company assesses the potential liability related to pending legal and regulatory proceedings and revises its estimates and updates its disclosures accordingly. The Company’s legal costs associated with defending itself are recorded to expense as incurred.
Foreign Currency. Certain foreign subsidiaries use a local currency as the functional currency. Resulting translation gains or losses are recognized as a component of accumulated other comprehensive income. Transaction gains or losses related to balances denominated in a currency other than the functional currency are recognized in the consolidated statements of operations.
Income Taxes. The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Tax law and rate changes are reflected in income in the period such changes are enacted. The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company includes interest and penalties related to income taxes, including unrecognized tax benefits, within income tax expense. The Company classifies all deferred tax assets and liabilities as noncurrent in the consolidated balance sheets.
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
The Company recognizes windfall tax benefits associated with share-based awards directly to stockholders’ equity when realized. A windfall tax benefit occurs when the actual tax benefit realized by the Company upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the Company had recorded. The Company records windfall tax benefits to stockholders’ equity. A shortfall occurs when the actual tax benefit realized by the

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company upon an employee’s disposition of a share-based award is less than the deferred tax asset, if any, associated with the award that the Company has recorded. The Company records shortfall tax detriments when realized to stockholders’ equity to the extent that previous windfall tax benefits exist (referred to as the APIC windfall pool), with any remainder recognized in income tax expense. The Company had a sufficient APIC windfall pool to absorb all shortfalls that occurred in fiscal 2017. When assessing whether a tax benefit relating to share-based compensation has been realized, the Company follows the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes.
Earnings Per Common Share. Basic earnings per common share are computed by dividing net income attributable to Qualcomm by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per common share are computed by dividing net income attributable to Qualcomm by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans and shares subject to written put options and/or accelerated share repurchase agreements, if any, and the weighted-average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an award, if any, the amount of compensation cost for future service that the Company has not yet recognized, if any, and the estimated tax benefits that would be recorded in paid-in capital when an award is settled, if any, are assumed to be used to repurchase shares in the current period. The dilutive common share equivalents, calculated using the treasury stock method, for fiscal 2017, 2016 and 2015 were 12,989,000, 13,864,000 and 20,724,000, respectively. Shares of common stock equivalents outstanding that were not included in the computation of diluted earnings per common share because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period were 2,955,000, 2,435,000 and 4,652,000 during fiscal 2017, 2016 and 2015, respectively.
Recent Accounting Pronouncements. In May 2014, the FASB issued new guidance related to revenue recognition, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue as control of goods or services transfers to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. It defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The Company will adopt the new guidance in the first quarter of fiscal 2019 and currently expects to apply the modified retrospective approach, which means that the cumulative effect of applying the new guidance is recognized as an adjustment to the opening retained earnings balance. Given the scope of work required to implement the recognition and disclosure requirements under the new guidance, the Company has made progress in the identification of changes to policy, processes, systems and controls, and the Company continues to assess data availability and presentation necessary to meet the additional disclosure requirements of the guidance in the notes to the consolidated financial statements.
The Company currently expects the adoption of this new guidance to most significantly impact its licensing business. Specifically, the Company expects a change in the timing of revenues recognized from sales-based royalties. The Company currently recognizes sales-based royalties as revenues in the period in which such royalties are reported by licensees, which is after the conclusion of the quarter in which the licensees’ sales occur and when all other revenue recognition criteria are met. Under the new guidance, the Company will be required to estimate and recognize sales-based royalties in the period in which the associated sales occur, resulting in an acceleration of revenue recognition compared to the current method. Upon adoption of the new guidance, licenses to use portions of the Company’s intellectual property portfolio will be considered one performance obligation, and license fees will be recognized as revenues on a straight-line basis over the term of the license agreement, which is similar to the recognition of license revenues under the current guidance. The Company currently accounts for customer incentive arrangements in its licensing and semiconductor businesses, including volume-related and other pricing rebates or cost reimbursements for marketing and other activities involving certain of the Company’s products and technologies in part based on the maximum potential liability. Under the new guidance, the Company expects to estimate the amount of all customer incentives. The Company does not otherwise expect the adoption of the new guidance will have a material impact on its businesses.
In January 2016, the FASB issued new guidance on classifying and measuring financial instruments, which requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk be recognized separately in other comprehensive income. Additionally, it changes the disclosure requirements for financial instruments. The new guidance will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted for certain provisions. The Company does not intend adopt any of the

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provisions early and is in the process of determining the effects the adoption will have on its consolidated financial statements.
In February 2016, the FASB issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach. The Company will adopt the new guidance in the first quarter of fiscal 2020 and is in the process of determining the effects the adoption will have on its consolidated financial statements.
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
In August 2016, the FASB issued new guidance related to the classification of certain cash receipts and cash payments on the statement of cash flows. The new guidance will be effective for the Company beginning in the first quarter of fiscal 2019 on a retrospective basis, and early adoption is permitted. The Company does not intend to adopt the new guidance early and is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
In October 2016, the FASB issued new guidance that changes the accounting for income tax effects of intra-entity transfers of assets other than inventory. Under the new guidance, the selling (transferring) entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset. The new guidance will be effective for the Company starting in the first quarter of fiscal 2019 on a modified retrospective basis, and early adoption is permitted. The Company does not intend to adopt the new guidance early and is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
In August 2017, the FASB issued new guidance that expands and refines hedge accounting for both financial and non-financial risks, aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements, and includes targeted improvements related to the assessment of hedge effectiveness. The new guidance also modifies disclosure requirements for hedging activities. The new guidance will be effective for the Company starting in the first quarter of fiscal 2020, and early adoption is permitted in any interim period. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements as well as whether to adopt the new guidance early.
Note 2. Composition of Certain Financial Statement Items

Accounts Receivable (in millions)
	September 24, 2017	September 25, 2016
Trade, net of allowances for doubtful accounts of $11 and $1, respectively	$3,576	$2,194
Long-term contracts	40	20
Other	16	5
	$3,632	$2,219

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Approximately 70% of the increase in accounts receivable was due to the short payment in the second quarter of fiscal 2017 of royalties reported by and deemed collectible from Apple’s contract manufacturers. This same amount is recorded in customer-related liabilities for Apple, since the Company does not have the contractual right to offset these amounts. The remaining increase in accounts receivable resulted from the accounts receivable relating to the Company’s recently formed RF360 Holdings joint venture (Note 9), increased revenues related to integrated circuits and the timing of the collection of payments from certain of the Company’s other licensees.

Inventories (in millions)
	September 24, 2017	September 25, 2016
Raw materials	$103	$1
Work-in-process	799	847
Finished goods	1,133	708
	$2,035	$1,556

Property, Plant and Equipment (in millions)	September 24, 2017	September 25, 2016
Land	$195	$192
Buildings and improvements	1,595	1,545
Computer equipment and software	1,609	1,426
Machinery and equipment	3,528	2,454
Furniture and office equipment	109	77
Leasehold improvements	310	254
Construction in progress	73	92
	7,419	6,040
Less accumulated depreciation and amortization	(4,203)	(3,734)
	$3,216	$2,306
Depreciation and amortization expense related to property, plant and equipment for fiscal 2017, 2016 and 2015 was $684 million, $624 million and $625 million, respectively. The gross book values of property under capital leases included in buildings and improvements were negligible at September 24, 2017 and September 25, 2016.
Goodwill and Other Intangible Assets. The Company allocates goodwill to its reporting units for annual impairment testing purposes. The following table presents the goodwill allocated to the Company’s reportable and nonreportable segments, as described in Note 8, as well as the changes in the carrying amounts of goodwill during fiscal 2017 and 2016 (in millions):

	QCT	QTL	Nonreportable Segments	Total
Balance at September 27, 2015	$4,461	$718	$300	$5,479
Acquisitions	172	—	—	172
Impairments	—	—	(17)	(17)
Other (1)	41	—	4	45
Balance at September 25, 2016 (2)	4,674	718	287	5,679
Acquisitions	841	23	11	875
Impairments	—	—	—	—
Other (1)	66	—	3	69
Balance at September 24, 2017 (2)	$5,581	$741	$301	$6,623

(1)
Includes changes in goodwill amounts resulting from foreign currency translation, purchase accounting adjustments and, in fiscal 2016, the sale of the Company’s business that provided augmented reality applications.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Cumulative goodwill impairments were $537 million at both September 24, 2017 and September 25, 2016.
The components of other intangible assets, net were as follows (in millions):

	September 24, 2017			September 25, 2016
	Gross Carrying Amount	Accumulated Amortization	Weighted-average amortization period (years)	Gross Carrying Amount	Accumulated Amortization	Weighted-average amortization period (years)
Wireless spectrum	$1	$—	20	$2	$(2)	5
Marketing-related	77	(52)	4	119	(77)	8
Technology-based	6,413	(2,818)	10	5,900	(2,459)	10
Customer-related	149	(33)	9	21	(4)	7
	$6,640	$(2,903)	10	$6,042	$(2,542)	10
All of these intangible assets are subject to amortization, other than acquired in-process research and development with carrying values of $74 million and $83 million at September 24, 2017 and September 25, 2016, respectively. Amortization expense related to these intangible assets was $777 million, $804 million and $591 million for fiscal 2017, 2016 and 2015, respectively. Amortization expense related to these intangible assets and acquired in-process research and development, beginning upon the expected completion of the underlying projects, is expected to be $780 million, $734 million, $622 million, $507 million and $415 million for each of the subsequent five years from fiscal 2018 through 2022, respectively, and $679 million thereafter.

Other Current Liabilities (in millions)
	September 24, 2017	September 25, 2016
Customer incentives and other customer-related liabilities	$2,804	$1,710
Accrual for TFTC fine (Note 7)	778	—
Other	1,174	551
	$4,756	$2,261
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
Accumulated Other Comprehensive Income. Changes in the components of accumulated other comprehensive income, net of income taxes, in Qualcomm stockholders’ equity during fiscal 2017 were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Foreign Currency Translation Adjustment	Noncredit Other-than-Temporary Impairment Losses and Subsequent Changes in Fair Value for Certain Available-for-Sale Debt Securities	Net Unrealized Gain (Loss) on Other Available-for-Sale Securities	Net Unrealized Gain (Loss) on Derivative Instruments	Other Gains	Total Accumulated Other Comprehensive Income
Balance at September 25, 2016	$(161)	$6	$532	$51	$—	$428
Other comprehensive (loss) income before reclassifications	309	6	(102)	(49)	4	168
Reclassifications from accumulated other comprehensive income	(1)	11	(212)	(10)	—	(212)
Other comprehensive (loss) income	308	17	(314)	(59)	4	(44)
Balance at September 24, 2017	$147	$23	$218	$(8)	$4	$384
Reclassifications from accumulated other comprehensive income related to net gains on available-for-sale securities of $201 million, $83 million and $212 million during fiscal 2017, 2016 and 2015, respectively, were recorded in investment and other income, net (Note 2). Reclassifications from accumulated other comprehensive income related to foreign currency translation losses of $21 million during fiscal 2016 were recorded in selling, general and administrative expenses and other operating expenses. Reclassifications from accumulated other comprehensive income related to foreign currency translation adjustments during fiscal 2017 and 2015 were negligible. Reclassifications from accumulated other comprehensive income related to derivative instruments of $10 million for fiscal 2017 were recorded in revenues, cost of revenues, research and development expenses and selling, general and administrative expenses. Reclassifications from accumulated other comprehensive income related to derivative instruments during fiscal 2016 and 2015 were negligible.
Other Income, Costs and Expenses. Other expenses in fiscal 2017 consisted of a $927 million charge related to the KFTC fine (Note 7), including related foreign currency losses, a $778 million charge related to the TFTC fine (Note 7) and $37 million in restructuring and restructuring-related charges related to the Company’s Strategic Realignment Plan (Note 10).
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
On February 9, 2015, the Company announced that it had reached a resolution with the China National Development and Reform Commission (NDRC) regarding its investigation of the Company relating to China’s Anti-Monopoly Law (AML) and the Company’s licensing business and certain interactions between the Company’s licensing business and its semiconductor business. The NDRC issued an Administrative Sanction Decision finding that the Company had violated the AML, and the Company agreed to implement a rectification plan that modified certain of its business practices in China. In addition, the NDRC imposed a fine on the Company of 6.088 billion Chinese renminbi (approximately $975 million), which the Company paid. The Company recorded the amount of the fine in the second quarter of fiscal 2015 in other expenses. Other expenses in fiscal 2015 also included $255 million and $11 million in impairment charges on goodwill and intangible assets, respectively, related to the Company’s content and push-to-talk services and display businesses and $190 million in restructuring and restructuring-related charges related to the Company’s Strategic Realignment Plan, partially offset by $138 million in gains on sales of certain property, plant and equipment.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment and Other Income, Net (in millions)
	2017	2016	2015
Interest and dividend income	$619	$611	$527
Net realized gains on marketable securities	456	239	451
Net realized gains on other investments	74	49	49
Impairment losses on marketable securities	(131)	(112)	(163)
Impairment losses on other investments	(46)	(60)	(37)
Net gains (losses) on derivative instruments	32	(8)	17
Equity in net losses of investees	(74)	(84)	(32)
Net losses on foreign currency transactions	(30)	—	—
Net gains on deconsolidation of subsidiaries	—	—	3
	$900	$635	$815
There were no net impairment losses on marketable securities related to the noncredit portion of losses on debt securities recognized in other comprehensive income in fiscal 2017, and such losses were $37 million and $23 million in fiscal 2016 and 2015, respectively. The ending balance of the credit loss portion of other-than-temporary impairments on debt securities held by the Company was negligible and $55 million at September 24, 2017 and September 25, 2016, respectively.
Note 3. Income Taxes
The components of the income tax provision were as follows (in millions):

	2017	2016	2015
Current provision (benefit):
Federal	$72	$4	$(67)
State	3	4	4
Foreign	1,256	1,411	1,307
	1,331	1,419	1,244
Deferred (benefit) provision:
Federal	(586)	(184)	(9)
State	4	6	1
Foreign	(194)	(110)	(17)
	(776)	(288)	(25)
	$555	$1,131	$1,219
The foreign component of the income tax provision consisted primarily of foreign withholding taxes on royalty fees included in United States earnings.
The components of income before income taxes by United States and foreign jurisdictions were as follows (in millions):

	2017	2016	2015
United States	$(762)	$3,032	$2,993
Foreign	3,782	3,801	3,494
	$3,020	$6,833	$6,487

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The foreign component of income before income taxes in foreign jurisdictions consists primarily of income earned in Singapore.
The following is a reconciliation of the expected statutory federal income tax provision to the Company’s actual income tax provision (in millions):

	2017	2016	2015
Expected income tax provision at federal statutory tax rate	$1,057	$2,392	$2,270
State income tax provision, net of federal benefit	8	19	18
Foreign income taxed at other than U.S. rates	(963)	(1,068)	(937)
Research and development tax credits	(81)	(143)	(148)
Worthless stock deduction of domestic subsidiary	—	(101)	—
Nondeductible charges related to the KFTC and TFTC investigations	363	—	—
Impact of changes in tax reserves and audit settlements for prior year tax positions	111	—	(61)
Other	60	32	77
	$555	$1,131	$1,219
During fiscal 2017, the Company recorded charges of $927 million and $778 million related to the fines imposed by the KFTC and the TFTC, respectively (Note 7), which are not deductible for tax purposes and are attributable to both the United States and a foreign jurisdiction.
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
The Company’s QCT segment’s non-United States headquarters is located in Singapore. The Company has obtained tax incentives in Singapore that commenced in March 2012, which are effective through March 2027, that result in a tax exemption for the first five years provided that the Company meets specified employment and investment criteria. As a result of the expiration of certain of these incentives, the Company’s Singapore tax rate increased in fiscal 2017 and will increase again in fiscal 2027 upon the expiration of the remaining incentives. Had the Company established QCT’s non-United States headquarters in Singapore without these tax incentives, the Company’s income tax expense would have been higher and impacted earnings per share attributable to Qualcomm as follows (in millions, except per share amounts):

	2017	2016	2015
Additional income tax expense	$493	$487	$656
Reduction to diluted earnings per share	$0.33	$0.32	$0.40
The Company considers the operating earnings of certain non-United States subsidiaries to be indefinitely reinvested outside the United States based on the Company’s plans for use and/or investment outside the United States and the Company’s belief that its sources of cash and liquidity in the United States will be sufficient to meet future domestic cash needs. The Company has not recorded a deferred tax liability of approximately $13.7 billion related to the United States federal and state income taxes and foreign withholding taxes on approximately $39.0 billion of undistributed earnings of certain non-United States subsidiaries indefinitely reinvested outside the United States. Should the Company decide to no longer indefinitely reinvest such earnings outside the United States, the Company would have to adjust the income tax provision in the period management makes such determination.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had deferred tax assets and deferred tax liabilities as follows (in millions):

	September 24, 2017	September 25, 2016
Unused tax credits	$1,798	$1,256
Accrued liabilities and reserves	888	409
Unearned revenues	886	920
Share-based compensation	241	277
Unused net operating losses	208	218
Unrealized losses on other investments and marketable securities	151	254
Other	21	55
Total gross deferred tax assets	4,193	3,389
Valuation allowance	(863)	(754)
Total net deferred tax assets	3,330	2,635
Intangible assets	(535)	(502)
Unrealized gains on other investments and marketable securities	(33)	(194)
Other	(95)	(78)
Total deferred tax liabilities	(663)	(774)
Net deferred tax assets	$2,667	$1,861
Reported as:
Non-current deferred tax assets	2,900	2,030
Non-current deferred tax liabilities (1)	(233)	(169)
	$2,667	$1,861

(1)	Non-current deferred tax liabilities were included in other liabilities in the consolidated balance sheets.
At September 24, 2017, the Company had unused federal net operating loss carryforwards of $245 million expiring from 2021 through 2035, unused state net operating loss carryforwards of $858 million expiring from 2018 through 2037 and unused foreign net operating loss carryforwards of $215 million, of which substantially all may be carried forward indefinitely. At September 24, 2017, the Company had unused state tax credits of $763 million, of which substantially all may be carried forward indefinitely, unused federal tax credits of $1.0 billion expiring from 2025 through 2037 and unused tax credits of $28 million in foreign jurisdictions expiring from 2033 through 2037. The Company does not expect its federal net operating loss carryforwards to expire unused.
At September 24, 2017, the Company has provided a valuation allowance on certain state tax credits, foreign deferred tax assets and state net operating losses of $752 million, $69 million and $42 million, respectively. The valuation allowances reflect the uncertainties surrounding the Company’s ability to generate sufficient future taxable income in certain foreign and state tax jurisdictions to utilize its net operating losses and the Company’s ability to generate sufficient capital gains to utilize all capital losses. The Company believes, more likely than not, that it will have sufficient taxable income after deductions related to share-based awards to utilize its remaining deferred tax assets.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the changes in the amount of unrecognized tax benefits for fiscal 2017, 2016 and 2015 follows (in millions):

	2017	2016	2015
Beginning balance of unrecognized tax benefits	$271	$40	$87
Additions based on prior year tax positions	92	20	31
Reductions for prior year tax positions and lapse in statute of limitations	(11)	(6)	(70)
Additions for current year tax positions	23	218	5
Settlements with taxing authorities	(3)	(1)	(13)
Ending balance of unrecognized tax benefits	$372	$271	$40
The Company believes that it is reasonably possible that certain unrecognized tax benefits recorded at September 24, 2017 may result in a significant cash payment in fiscal 2018. Unrecognized tax benefits at September 24, 2017 included $289 million for tax positions that, if recognized, would impact the effective tax rate. The unrecognized tax benefits differ from the amount that would affect the Company’s effective tax rate primarily because the unrecognized tax benefits were included on a gross basis and did not reflect secondary impacts such as the federal deduction for state taxes, adjustments to deferred tax assets and the valuation allowance that might be required if the Company’s tax positions are sustained. The increase in unrecognized tax benefits in fiscal 2017 was primarily due to tax positions related to transfer pricing. The increase in unrecognized tax benefits in fiscal 2016 was primarily due to tax positions related to classification of income. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at September 24, 2017 may increase or decrease in fiscal 2018.
The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is currently a participant in the IRS Compliance Assurance Process, whereby the IRS and the Company endeavor to agree on the treatment of all tax issues prior to the tax return being filed. The IRS completed its examination of the Company’s tax return for fiscal 2015 and issued a no change letter in February 2017, resulting in no change to the income tax provision. The Company is no longer subject to United States federal income tax examinations for years prior to fiscal 2014. The Company is subject to examination by the California Franchise Tax Board for fiscal years after 2011. The Company is also subject to examination in other taxing jurisdictions in the United States and numerous foreign jurisdictions, most notably in countries where the Company earns a routine return and tax authorities believe substantial value-add activities are performed. These examinations are at various stages with respect to assessments, claims, deficiencies and refunds, many of which are open for periods after fiscal 2000. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts give rise to a revision become known. As of September 24, 2017, the Company believes that adequate amounts have been reserved for based on facts known. However, the final determination of tax audits and any related legal proceedings could materially differ from amounts reflected in the Company’s income tax provision and the related accruals.
Cash amounts paid for income taxes, net of refunds received, were $1.0 billion, $1.3 billion and $1.2 billion for fiscal 2017, 2016 and 2015, respectively.
Note 4. Capital Stock
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
During fiscal 2017, 2016 and 2015, the Company repurchased and retired an additional 22,792,000, 73,782,000 and 94,159,000 shares of common stock, respectively, for $1.3 billion, $3.9 billion and $6.2 billion, respectively, before commissions. To reflect share repurchases in the consolidated balance sheet, the Company (i) reduces common stock for the par value of the shares, (ii) reduces paid-in capital for the amount in excess of par to zero during the quarter in which the shares are repurchased and (iii) records the residual amount to retained earnings. At September 24, 2017, $1.6 billion remained authorized for repurchase under the Company’s stock repurchase program.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends. On October 10, 2017, the Company announced a cash dividend of $0.57 per share on the Company’s common stock, payable on December 15, 2017 to stockholders of record as of the close of business on November 29, 2017. Dividends charged to retained earnings in fiscal 2017, 2016 and 2015 were as follows (in millions, except per share data):

	2017		2016		2015
	Per Share	Total	Per Share	Total	Per Share	Total
First quarter	$0.53	$801	$0.48	$730	$0.42	$710
Second quarter	0.53	798	0.48	726	0.42	702
Third quarter	0.57	858	0.53	794	0.48	771
Fourth quarter	0.57	857	0.53	796	0.48	749
	$2.20	$3,314	$2.02	$3,046	$1.80	$2,932
Note 5. Employee Benefit Plans
Employee Savings and Retirement Plan. The Company has a 401(k) plan that allows eligible employees to contribute up to 85% of their eligible compensation, subject to annual limits. The Company matches a portion of the employee contributions and may, at its discretion, make additional contributions based upon earnings. The Company’s contribution expense was $76 million, $74 million and $81 million in fiscal 2017, 2016 and 2015, respectively.
Equity Compensation Plans. On March 8, 2016, the Company’s stockholders approved the Qualcomm Incorporated 2016 Long-Term Incentive Plan (the 2016 Plan), which replaced the Qualcomm Incorporated 2006 Long-Term Incentive Plan (the Prior Plan). Effective on and after that date, no new awards will be granted under the Prior Plan, although all outstanding awards under the Prior Plan will remain outstanding according to their terms and the terms of the Prior Plan. The 2016 Plan provides for the grant of incentive and nonstatutory stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance units, performance shares, deferred compensation awards and other stock-based awards. The share reserve under the 2016 Plan is equal to 90,000,000 shares, plus approximately 20,120,000 shares that were available for future grant under the Prior Plan on March 8, 2016, for a total of approximately 110,120,000 shares available for grant under the 2016 Plan on that date. This share reserve is automatically increased as provided in the 2016 Plan by the number of shares subject to stock options granted under the Prior Plan and outstanding as of March 8, 2016, which after that date expire or for any reason are forfeited, canceled or terminated, and by two times the number of shares subject to any awards other than stock options granted under the Prior Plan and outstanding as of March 8, 2016, which after that date expire, are forfeited, canceled or terminated, fail to vest, are not earned due to any performance goal that is not met, are otherwise reacquired without having become vested, or are paid in cash, exchanged by a participant or withheld by the Company to satisfy any tax withholding or tax payment obligations related to such award. The Board of Directors of the Company may amend or terminate the 2016 Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval. As of September 24, 2017, approximately 95,485,000 shares were available for future grant under the 2016 Plan.
RSUs are share awards that entitle the holder to receive shares of the Company’s common stock upon vesting. The RSUs generally include dividend-equivalent rights and vest over periods of three years from the date of grant. A summary of RSU transactions for all equity compensation plans follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
	(In thousands)		(In billions)
RSUs outstanding at September 25, 2016	26,078	$61.42
RSUs granted	12,525	66.54
RSUs canceled/forfeited	(1,793)	63.17
RSUs vested	(12,106)	64.34
RSUs outstanding at September 24, 2017	24,704	$62.46	$1.3
At September 24, 2017, total unrecognized compensation expense related to non-vested RSUs granted prior to that date was $911 million, which is expected to be recognized over a weighted-average period of 1.6 years. The total vest-date fair

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value of RSUs that vested during fiscal 2017, 2016 and 2015 was $820 million, $685 million and $1.0 billion, respectively. The total shares withheld to satisfy statutory tax withholding requirements related to all share-based awards were approximately 4,247,000, 4,300,000 and 5,043,000 in fiscal 2017, 2016 and 2015, respectively, and were based on the value of the awards on their vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $268 million, $224 million and $351 million in fiscal 2017, 2016 and 2015, respectively, and were included as a reduction to net cash provided by operating activities in the consolidated statements of cash flows.
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

	Number of Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Stock options outstanding at September 25, 2016	17,979	$40.96
Stock options canceled/forfeited/expired	(52)	27.33
Stock options exercised	(5,542)	41.02
Stock options outstanding at September 24, 2017	12,385	$40.99	1.3	$139
Exercisable at September 24, 2017	12,382	$41.00	1.3	$139
The total intrinsic value of stock options exercised during fiscal 2017, 2016 and 2015 was $118 million, $147 million and $371 million, respectively, and the amount of cash received from the exercise of stock options was $236 million, $436 million and $519 million, respectively. Upon option exercise, the Company issues new shares of stock.
The total tax benefits realized, including the excess tax benefits, related to share-based awards during fiscal 2017, 2016 and 2015 was $301 million, $253 million and $437 million, respectively.
Employee Stock Purchase Plan. The Company has an employee stock purchase plan for eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each offering period, which is generally six months. Employees may authorize the Company to withhold up to 15% of their compensation during any offering period, subject to certain limitations. The employee stock purchase plan includes a non-423(b) plan. The shares authorized under the employee stock purchase plan were approximately 71,709,000 at September 24, 2017. The shares reserved for future issuance were approximately 14,648,000 at September 24, 2017. During fiscal 2017, 2016 and 2015, approximately 5,746,000, 5,966,000 and 4,977,000 shares, respectively, were issued under the plan at an average price of $45.29, $38.89 and $53.92 per share, respectively. At September 24, 2017, total unrecognized compensation expense related to non-vested purchase rights granted prior to that date was $26 million. The Company recorded cash received from the exercise of purchase rights of $260 million, $232 million and $268 million during fiscal 2017, 2016 and 2015, respectively.
Note 6. Debt
Revolving Credit Facility. In November 2016, the Company amended and restated its existing Revolving Credit Facility that provides for unsecured revolving facility loans, swing line loans and letters of credit (Amended and Restated Revolving Credit Facility) to increase the aggregate amount available to $5.0 billion, of which $530 million and $4.47 billion will expire in February 2020 and November 2021, respectively. The Company had not previously borrowed any funds under the existing Revolving Credit Facility. Proceeds from the Amended and Restated Revolving Credit Facility are expected to be used for general corporate purposes. Loans under the Amended and Restated Revolving Credit Facility will bear interest, at the option of the Company, at either the reserve-adjusted Eurocurrency Rate (determined in accordance with the Amended and Restated Revolving Credit Facility) or the Base Rate (determined in accordance with the Amended and Restated Revolving Credit Facility), in each case plus an applicable margin based on the Company’s long-term unsecured senior, non-credit enhanced debt ratings. The initial margins over the reserve-adjusted Eurocurrency Rate and the Base Rate will be 0.70% and 0.00% per annum, respectively. The Amended and Restated Revolving Credit Facility has a facility fee, which initially accrues at a rate of 0.05% per annum. At September 24, 2017, the Company had not borrowed any funds under the Amended and Restated Revolving Credit Facility.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial Paper Program. The Company has an unsecured commercial paper program, which provides for the issuance of up to $5.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. Maturities of commercial paper can range from 1 day to up to 397 days. At September 24, 2017 and September 25, 2016, the Company had $999 million and $1.7 billion, respectively, of outstanding commercial paper recorded as short-term debt with a weighted-average interest rate of 1.19% and 0.52%, respectively, which included fees paid to the commercial paper dealers, and weighted-average remaining days to maturity of 45 days and 36 days, respectively. The carrying value of the outstanding commercial paper approximated its estimated fair value at September 24, 2017 and September 25, 2016.
Bridge Loan Facility. In October 2016, the Company entered into commitment letters pursuant to which the Company received commitments for senior unsecured bridge facility loans in an aggregate principal amount up to $13.6 billion (Bridge Loan Facility). Proceeds from the Bridge Loan Facility, if drawn, were intended to be used to finance, in part, the proposed acquisition of NXP Semiconductors N.V. (NXP) by Qualcomm River Holdings B.V., a wholly owned subsidiary of the Company (Qualcomm River Holdings) (Note 9). Subsequently, the commitments available under the Bridge Loan Facility were reduced to $7.1 billion upon the Company entering into a $4.0 billion Term Loan Facility, described below, and the sale of certain assets by NXP for estimated net cash proceeds of $2.5 billion in February 2017. In May 2017, in connection with the Company’s issuance of an aggregate principal amount of $11.0 billion of unsecured floating-rate and fixed-rate notes, described below, the commitments available under the Bridge Loan Facility were reduced such that there were no remaining commitments available, and the Bridge Loan Facility was terminated. The Company had not previously borrowed any funds under the Bridge Loan Facility. The Bridge Loan Facility had a ticking fee, which accrued at a rate of 0.05% per annum commencing on December 26, 2016.
Term Loan Facility. In November 2016, the Company entered into a Credit Agreement that provides for senior unsecured delayed-draw term facility loans in an aggregate amount of $4.0 billion (Term Loan Facility). Proceeds from the Term Loan Facility, if drawn, will be used to finance the proposed acquisition of NXP. Commitments under the Term Loan Facility will expire on the first to occur of (i) the consummation of the proposed acquisition of NXP without using loans under the Term Loan Facility, (ii) the termination of Qualcomm River Holdings’s obligation to consummate the proposed acquisition of NXP and (iii) January 25, 2018 (which reflects the automatic extension of the original expiration date of October 27, 2017 in accordance with the NXP purchase agreement, and as such date may be further extended in accordance with the NXP purchase agreement). Loans under the Term Loan Facility will mature on the third anniversary of the date on which they are funded and will bear interest at either the reserve-adjusted Eurocurrency Rate (determined in accordance with the Term Loan Facility) or the Base Rate (determined in accordance with the Term Loan Facility), in each case plus an applicable margin based on the Company’s long-term unsecured senior, non-credit enhanced debt ratings. The initial margins over the reserve-adjusted Eurocurrency Rate and the Base Rate will be 0.875% and 0.00% per annum, respectively. The Term Loan Facility has a ticking fee, which initially accrues at a rate of 0.05% per annum commencing on December 26, 2016. At September 24, 2017, the Company had not borrowed any funds under the Term Loan Facility.
Long-term Debt. In May 2015, the Company issued an aggregate principal amount of $10.0 billion of unsecured floating- and fixed-rate notes (May 2015 Notes) with varying maturities. The proceeds from the May 2015 Notes of $9.9 billion, net of underwriting discounts and offering expenses, were used to fund the ASR Agreements (Note 4) and also for other general corporate purposes. In May 2017, the Company issued an aggregate principal amount of $11.0 billion of unsecured floating- and fixed-rate notes (May 2017 Notes) with varying maturities. The proceeds from the May 2017 Notes of $10.95 billion, net of underwriting discounts and offering expenses, are intended to be used to finance, in part, the Company’s proposed acquisition of NXP and other related transactions and for general corporate purposes. The following

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

table provides a summary of the Company’s long-term debt (in millions except percentages):

	September 24, 2017		September 25, 2016
	Amount	Effective Rate	Amount	Effective Rate
May 2015 Notes
Floating-rate three-month LIBOR plus 0.27% notes due May 18, 2018	$250	1.65%	$250	1.14%
Floating-rate three-month LIBOR plus 0.55% notes due May 20, 2020	250	1.92%	250	1.42%
Fixed-rate 1.40% notes due May 18, 2018	1,250	1.93%	1,250	0.93%
Fixed-rate 2.25% notes due May 20, 2020	1,750	2.20%	1,750	1.69%
Fixed-rate 3.00% notes due May 20, 2022	2,000	2.65%	2,000	2.04%
Fixed-rate 3.45% notes due May 20, 2025	2,000	3.46%	2,000	3.46%
Fixed-rate 4.65% notes due May 20, 2035	1,000	4.74%	1,000	4.74%
Fixed-rate 4.80% notes due May 20, 2045	1,500	4.71%	1,500	4.71%
May 2017 Notes
Floating-rate three-month LIBOR plus 0.36% notes due May 20, 2019	750	1.80%	—
Floating-rate three-month LIBOR plus 0.45% notes due May 20, 2020	500	1.86%	—
Floating-rate three-month LIBOR plus 0.73% notes due January 30, 2023	500	2.11%	—
Fixed-rate 1.85% notes due May 20, 2019	1,250	2.00%	—
Fixed-rate 2.10% notes due May 20, 2020	1,500	2.19%	—
Fixed-rate 2.60% notes due January 30, 2023	1,500	2.70%	—
Fixed-rate 2.90% notes due May 20, 2024	1,500	3.01%	—
Fixed-rate 3.25% notes due May 20, 2027	2,000	3.46%	—
Fixed-rate 4.30% notes due May 20, 2047	1,500	4.47%	—
Total principal	21,000		10,000
Unamortized discount, including debt issuance costs	(106)		(57)
Hedge accounting fair value adjustments	—		65
Total long-term debt	$20,894		$10,008
Reported as:
Short-term debt	$1,496		$—
Long-term debt	19,398		10,008
Total	$20,894		$10,008
At September 24, 2017, future principal payments were $1.5 billion in fiscal 2018, $2.0 billion in fiscal 2019, $4.0 billion in fiscal 2020, $2.0 billion in fiscal 2022 and $11.5 billion after fiscal 2022; no principal payments are due in fiscal 2021.
The Company’s 2019 floating-rate notes, 2020 floating-rate notes, 2019 fixed-rate notes and 2020 fixed-rate notes issued in May 2017 for an aggregate principal amount of $4.0 billion are subject to a special mandatory redemption at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest to, but excluding, the date of such mandatory redemption. The redemption is required on the first to occur of (i) the termination of the NXP purchase agreement or (ii) January 25, 2018 (which reflects the automatic extension of the original expiration date of October 27, 2017 in accordance with the NXP purchase agreement, and as such date may be further extended in accordance with the NXP purchase agreement to a date on or prior to June 1, 2018).
The Company may redeem the fixed-rate notes at any time in whole, or from time to time in part, at specified make-whole premiums as defined in the applicable form of note. The Company may not redeem the floating-rate notes prior to maturity. The obligations under the notes rank equally in right of payment with all of the Company’s other senior unsecured indebtedness and will effectively rank junior to all liabilities of the Company’s subsidiaries. At September 24, 2017 and September 25, 2016, the aggregate fair value of the notes, based on Level 2 inputs, was approximately $21.5 billion and $10.6 billion, respectively.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with issuance of the May 2015 Notes, the Company entered into interest rate swaps with an aggregate notional amount of $3.0 billion, which effectively converted all of the fixed-rate notes due in 2018 and approximately 43% and 50% of the fixed-rate notes due in 2020 and 2022, respectively, into floating-rate notes. The net gains and losses on the interest rate swaps, as well as the offsetting gains or losses on the related fixed-rate notes attributable to the hedged risks, are recognized in earnings in interest expense in the current period. The Company did not enter into similar interest rate swaps in connection with issuance of the May 2017 Notes.
The effective interest rates for the notes include the interest on the notes, amortization of the discount, which includes debt issuance costs, and if applicable, adjustments related to hedging. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes. Cash interest paid related to the Company’s commercial paper program and long-term debt, net of cash received from the related interest rate swaps, was $313 million, $282 million and negligible during fiscal 2017, 2016 and 2015, respectively.
Debt Covenants. The Amended and Restated Revolving Credit Facility and the Term Loan Facility require, and the Bridge Loan Facility and prior Revolving Credit Facility required, that the Company comply with certain covenants, including one financial covenant to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization to consolidated interest expense, as defined in each of the respective agreements, of not less than three to one at the end of each fiscal quarter. The Company is not subject to any financial covenants under the notes nor any covenants that would prohibit the Company from incurring additional indebtedness ranking equal to the notes, paying dividends, issuing securities or repurchasing securities issued by it or its subsidiaries. At September 24, 2017 and September 25, 2016, the Company was in compliance with the applicable covenants under each facility outstanding at such time.
Note 7. Commitments and Contingencies
Legal and Regulatory Proceedings.
ParkerVision, Inc. v. QUALCOMM Incorporated: On May 1, 2014, ParkerVision filed a complaint against the Company in the United States District Court for the Middle District of Florida alleging that certain of the Company’s products infringe certain ParkerVision patents. On August 21, 2014, ParkerVision amended the complaint, now captioned ParkerVision, Inc. v. QUALCOMM Incorporated, Qualcomm Atheros, Inc., HTC Corporation, HTC America, Inc., Samsung Electronics Co., LTD., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC, broadening the allegations. ParkerVision alleged that the Company infringes 11 ParkerVision patents and seeks damages and injunctive and other relief. On December 3, 2015, ParkerVision dismissed six patents from the lawsuit and granted the Company and all other defendants a covenant not to assert those patents against any existing products. On February 2, 2016, after agreement among the parties, the District Court stayed the remainder of the case pending the resolution of the complaint filed by ParkerVision against the Company and other parties with the United States International Trade Commission (ITC) described below. Subsequently, ParkerVision announced that it had reached a settlement with Samsung which dismissed the Samsung entities from the District Court case. The Company had previously filed Inter-Partes Review petitions with the United States Patent and Trademark Office (USPTO) to invalidate all asserted claims of several of the remaining patents. On March 7, 2017, the USPTO decided in the Company’s favor with respect to all asserted claims of one such patent. After the ITC action described below was closed, and upon agreement among the parties, on May 24, 2017, the District Court further stayed the District Court case pending ParkerVision’s appeals of the USPTO’s invalidation decisions.
On December 14, 2015, ParkerVision filed another complaint against the Company in the United States District Court for the Middle District of Florida alleging patent infringement. Apple Inc., Samsung Electronics Co., LTD., Samsung Electronics America, Inc., Samsung Telecommunications America, LLC, Samsung Semiconductor, Inc., LG Electronics, Inc., LG Electronics U.S.A., Inc. and LG Electronics MobileComm U.S.A., Inc. are also named defendants. The complaint asserts that certain of the Company’s products infringe four additional ParkerVision patents and seeks damages and other relief. On December 15, 2015, ParkerVision filed a complaint with the ITC pursuant to Section 337 of the Tariff Act of 1930 against the same parties asserting the same four patents. The complaint seeks an exclusion order barring the importation of products that use either of two Company transceivers or one Samsung transceiver and a cease and desist order preventing the Company and the other defendants from carrying out commercial activities within the United States related to such products. On January 13, 2016, the Company served its answer to the District Court complaint. On January 15, 2016, the ITC instituted an investigation. On February 12, 2016, the District Court case was stayed pending completion of the ITC investigation. Subsequently, ParkerVision announced that it had reached a settlement with Samsung which dismissed the Samsung entities from the ITC investigation and related District Court case. On February 2, 2017, the ITC granted ParkerVision’s motion to drop all but one patent and one accused product from the ITC investigation. On March 12, 2017, one day before the ITC hearing was scheduled to begin, ParkerVision moved to withdraw its ITC complaint in its entirety. The Company and the

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other defendants did not oppose the withdrawal of the complaint. On April 28, 2017, the ITC formally closed the investigation. On May 4, 2017, ParkerVision filed a motion to reopen the related District Court Case, and on May 26, 2017, the District Court granted the motion. On July 19, 2017, the District Court set an approximate date of mid-January 2018 for a claim construction hearing. A trial date has not been set.
Apple Inc. (Apple) v. QUALCOMM Incorporated: On January 20, 2017, Apple filed a complaint against the Company in the United States District Court for the Southern District of California seeking declarations with respect to several of the Company’s patents and alleging that the Company breached certain agreements and violated federal antitrust and California state unfair competition laws. In its initial complaint, Apple sought declaratory judgments of non-infringement by Apple of nine of the Company’s patents, or in the alternative, a declaration of royalties Apple must pay for the patents. Apple further sought a declaration that the Company’s sale of baseband chipsets exhausts the Company’s patent rights for patents embodied in those chipsets. Separately, Apple sought to enjoin the Company from seeking excessive royalties from Apple and to disgorge royalties paid by Apple’s contract manufacturers that the court finds were not fair, reasonable and non-discriminatory (FRAND). Apple also claimed that the Company’s refusal to make certain payments to Apple under a Business Cooperation and Patent Agreement (Cooperation Agreement) constitutes a breach of contract in violation of California law and sought damages in the amount of the unpaid payments, alleged to be approximately $1 billion. In addition, Apple claimed that the Company has refused to deal with competitors in contravention of the Company’s agreements with applicable standard setting organizations, has used its market position to impose contractual obligations on Apple that prevented Apple from challenging the Company’s licensing practices, has tied the purchase of the Company’s CDMA-enabled and “premium” LTE-enabled chipsets to licensing certain of the Company’s patents and has required Apple to purchase baseband chipsets exclusively from the Company as a condition of the Company’s payment to Apple of certain rebates, in violation of Section 2 of the Sherman Act and the California Unfair Competition Law. Apple sought injunctive relief with respect to these claims and a judgment awarding its expenses, costs and attorneys’ fees.
On April 10, 2017, the Company filed its Answer and Counterclaims (amended on May 24, 2017) in response to Apple’s complaint denying Apple’s claims and asserting claims against Apple. The counterclaims against Apple include tortious interference with the Company’s long-standing Subscriber Unit License Agreements (SULAs) with third-party contract manufacturers of Apple devices, causing those contract manufacturers to withhold certain royalty payments owed to the Company and violate their audit obligations; breach of contract and the implied covenant of good faith and fair dealing relating to the parties’ Cooperation Agreement; unjust enrichment and declaratory relief relating to the Cooperation Agreement; breach of contract based on Apple’s failure to pay amounts owed to the Company under a Statement of Work relating to a high-speed feature of the Company’s chipsets; breach of the parties’ software agreement; and violation of California Unfair Competition Law based on Apple’s threatening the Company to prevent it from promoting the superior performance of the Company’s own chipsets. The Company also seeks declaratory judgments that the Company has satisfied its FRAND commitments with respect to Apple, and that the Company’s SULAs with the contract manufacturers do not violate either competition law or the Company’s FRAND commitments. On June 19, 2017, Apple filed a Partial Motion to Dismiss the Company’s counterclaim for violation of the California Unfair Competition Law. A hearing on that motion was held on October 13, 2017. The court has not yet ruled on the motion. On June 20, 2017, Apple filed an Answer and Affirmative Defenses to the rest of the Company’s counterclaims, and also filed an Amended Complaint reiterating all of the original claims and adding claims for declaratory judgments of invalidity of the nine patents that are subject to declaratory judgment claims in the original complaint, adding new declaratory judgment claims for non-infringement, invalidity and a declaration of royalties for nine more patents. Apple also added claims for declaratory judgments that certain of the Company’s agreements are unenforceable. On July 21, 2017, the Company filed an Answer to Apple’s Amended Complaint as well as a motion to dismiss the new declaratory judgment claims for non-infringement, invalidity and a declaration of royalties for the nine additional patents. A hearing on that motion was also held on October 13, 2017. The court has not yet ruled on the motion. On July 18, 2017, Apple filed a motion to consolidate this action with QUALCOMM Incorporated v. Compal Electronics, Inc., et al., discussed below, and on September 13, 2017, the court granted that motion.
On January 23, 2017, an Apple subsidiary in China filed two complaints against the Company in the Beijing Intellectual Property Court. On March 31, 2017, the court granted an application by Apple Inc. to join the actions as a plaintiff, and Apple amended the complaints. One of the complaints alleges a violation of China’s Anti-Monopoly Law (AML complaint); the other complaint requests a determination of the terms of a patent license between the Company and Apple (FRAND complaint). The AML complaint alleges that (i) the Company has abused its dominant position in communication standard-essential patents licensing markets and certain global baseband chipset markets by charging and offering royalty terms that were excessively high; (ii) the Company refused to license certain implementers of standardized technologies, including Apple and baseband chipset manufacturers; (iii) the Company forced Apple to use only the Company’s products and services; and (iv) the Company bundled licenses to standard-essential patents with licenses to non-standard-essential patents and

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

imposed other unreasonable or discriminatory trading terms on Apple in violation of the AML. The AML complaint seeks a decree that the Company cease the alleged abuse of dominance, as well as damages in the amount of 1 billion Chinese Renminbi (approximately $152 million based on the exchange rate on September 24, 2017). The FRAND complaint makes allegations similar to the AML complaint and further alleges that the Company refused to offer licensing terms for the Company’s cellular standard-essential patents consistent with the Company’s FRAND licensing commitments and failed to provide to Apple certain information about the Company’s patents. The FRAND complaint seeks (i) a declaration that the license terms offered to Apple by the Company for its mobile communication standard essential patents are not compliant with FRAND; (ii) an order that the Company cease its actions that allegedly violate the Company’s FRAND obligations, including pricing on unfair, unreasonable and excessive terms, refusing to deal, imposing unreasonable trade conditions and failing to provide information on the Company’s patents; and (iii) a determination of FRAND-compliant license terms for the Company’s Chinese standard-essential patents. Apple also seeks its expenses in each of the cases. On August 3, 2017, the Company received three additional complaints filed by an Apple subsidiary and Apple Inc. against the Company in the Beijing Intellectual Property Court. The complaints seek declaratory judgments of non-infringement of three Qualcomm patents.
On February 16, 2017, Apple and one of its Japanese subsidiaries filed four complaints against the Company in the Tokyo District Court. In three of the complaints, Apple seeks declaratory judgment of non-infringement by Apple of three of the Company’s patents. Apple further seeks a declaration that the Company’s patent rights with respect to those three patents are exhausted by the Company’s SULAs with the contract manufacturers of Apple’s devices as well as the Company’s sale of baseband chipsets. Apple also seeks an award of fees. On May 15, 2017, the Company learned of the fourth complaint. In that complaint, Apple and one of its Japanese subsidiaries seek damages of 100 million Japanese Yen (approximately $1 million based on the exchange rate on September 24, 2017) from the Company based on allegations that the Company violated the Japanese Antimonopoly Act and the Japanese Civil Code. In particular, the fourth complaint alleges that (i) the Company holds a monopoly position in the market for baseband processor chipsets that implement certain cellular standards; (ii) the Company collects double royalties through its license agreements and the sale of chipsets; (iii) the Company refused to grant Apple a license on FRAND terms and forced Apple to execute a rebate agreement under unreasonable conditions; (iv) the Company refused to grant Apple a direct license; and (v) the Company demanded a license fee based on the market value of the total device. The Company has filed answers to all four of the complaints.
On March 2, 2017, the Company learned that Apple and certain of its European subsidiaries issued a Claim Form against the Company in the UK High Court of Justice, Chancery Division, Patents Court on January 23, 2017. Apple subsequently filed an Amended Claim Form and Particulars of Claim. Both the Amended Claim Form and the Particulars of Claim allege several European competition law claims, including refusal to license competing chipmakers, failure to offer Apple a direct license to the Company’s standard-essential patents on FRAND terms, demanding excessive royalties for the Company’s standard-essential patents, and demanding excessive license fees for the use of the Company’s standard-essential patents in connection with chipsets purchased from the Company. Apple also seeks declarations that the Company is obliged to offer a direct patent license to Apple in respect of standard-essential patents actually practiced on fair, reasonable and non-discriminatory terms and that using the Company’s chipsets does not infringe any of the Company’s patents because the Company exhausted its patent rights. Finally, Apple seeks declarations that five of the Company’s European (UK) patents are invalid and not essential, and an order that each of those patents be revoked.
On April 20, 2017, the Company was informed that on April 18, 2017, Apple and one of its Taiwanese subsidiaries filed a complaint against the Company in the Taiwan Intellectual Property Court alleging that the Company has abused a dominant market position in licensing wireless standard-essential patents and selling baseband chipsets, including improper pricing, refusal to deal, exclusive dealing, tying, imposing unreasonable trade terms and discriminatory treatment. The complaint seeks rulings that the Company not use the sales price of the terminal device as the royalty base for standard-essential patents; not leverage its cellular standard-essential patents to obtain licenses of its non-standard-essential patents or demand cross-licenses without proper compensation; not refuse, reduce, delay or take any other action to limit the supply of its baseband chipsets to non-licensees; that the Company must license its standard-essential patents on FRAND terms; and that the Company shall not, based on standard-essential patents, seek injunctions. The complaint also seeks damages of 10 million Taiwan Dollars (less than $1 million based on the exchange rate on September 24, 2017), among other relief.
On July 14, 2017, the Company filed a motion for anti-suit injunction in the United States District Court for the Southern District of California, asking the court to enjoin Apple from pursuing its foreign actions in the UK, China, Japan and Taiwan and from initiating other duplicative foreign actions, while the action in the Southern District of California is pending. On September 7, 2017, the court denied this motion.
The Company believes Apple’s claims in the above matters are without merit.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUALCOMM Incorporated v. Compal Electronics, Inc. et al.: On May 17, 2017, the Company filed a complaint in the United States District Court for the Southern District of California against Compal Electronics, Inc. (Compal), FIH Mobile, Ltd., Hon Hai Precision Industry Co., Ltd. (together with FIH Mobile, Ltd., Foxconn), Pegatron Corporation (Pegatron) and Wistron Corporation (Wistron) asserting claims for injunctive relief, specific performance, declaratory relief and damages stemming from the defendants’ breach of contracts by ceasing the payment of royalties for iPhones and other devices which they manufacture for Apple. On May 24, 2017, the Company filed a Motion for Preliminary Injunction seeking to enjoin each of the defendants from violating their license agreements during the pendency of the litigation. On July 17, 2017, Compal, Foxconn, Pegatron and Wistron each filed third-party complaints for contractual indemnity against Apple seeking to join Apple as a party to the action. On July 18, 2017, Apple filed an answer to these third party complaints acknowledging its indemnity agreements and consenting to be joined. On that same date, the defendants and Apple filed papers opposing the motion for preliminary injunction. On August 18, 2017, a hearing on the preliminary injunction motion was held, and on September 7, 2017, the court denied the motion. Also on July 18, 2017, the defendants filed an Answer and Counterclaims to the complaint, asserting defenses and counterclaims similar to allegations previously made by Apple in the Apple Inc. v. QUALCOMM Incorporated case in the Southern District of California discussed above. In addition, the defendants asserted certain new claims, including claims under Section 1 of the Sherman Act and California’s Cartwright Act. The defendants seek damages, declaratory relief, injunctive relief, restitution of certain royalties and other relief. On July 18, 2017, Apple filed a motion to consolidate this action with the Apple Inc. v. QUALCOMM Incorporated case in the Southern District of California. On September 13, 2017, the court granted Apple’s consolidation motion.
The Company believes Compal’s, Foxconn’s, Pegatron’s and Wistron’s claims in the above matter are without merit.
QUALCOMM Incorporated v. Apple Inc.: On July 6, 2017, the Company filed a complaint against Apple in the United States District Court for the Southern District of California asserting claims for damages and injunctive relief for infringement of six of the Company’s patents directed to a variety of features found in iPhone models. On July 7, 2017, the Company filed a complaint against Apple in the United States International Trade Commission (ITC) requesting that the ITC institute an investigation pursuant to Section 337 of the Tariff Act of 1930 based on Apple’s infringement of the same six patents. The Company is seeking a limited exclusion order and cease and desist order against importation of iPhone models that do not contain a Qualcomm brand baseband processor. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. Apple filed an Answer and Counterclaims in the District Court case on September 26, 2017, but no schedule has been set in that case. On August 8, 2017, the ITC issued a notice of institution of an investigation. On August 25, 2017, the Company withdrew allegations as to one patent in both the ITC investigation and the District Court case. A claim construction hearing is scheduled in the ITC investigation for January 22-23, 2018. The ITC investigation is scheduled for evidentiary hearing by the Administrative Law Judge (ALJ) from June 18-26, 2018. The ALJ’s Initial Determination on the merits is due on September 14, 2018, and the target date for final determination by the ITC is set for January 14, 2019.
On July 17, 2017, the Company filed complaints against Apple and certain of its subsidiaries in the Federal Republic of Germany, asserting infringement of one patent in the Mannheim District Court and infringement of another patent in the Munich District Court. On October 2, 2017, the Company filed claim extensions in these actions against Apple and certain of its subsidiaries, asserting infringement of two additional patents in the Mannheim District Court and infringement of five additional patents in the Munich District Court. The complaints seek remedies including, among other relief, declaratory relief confirming liability on the merits for damages and injunctive relief. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms.
On September 29, 2017, the Company filed three complaints against Apple and certain of its subsidiaries in the Beijing (China) Intellectual Property Court, asserting infringement of three patents.  The complaints seek remedies including injunctive relief and costs. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms.
On November 1, 2017, the Company filed a complaint against Apple in San Diego Superior Court for breach of the Master Software Agreement between the companies. The complaint recounts instances when Apple failed to protect the Company’s software as required by the agreement and failed to provide sufficient information to which the Company is entitled under the agreement in order to understand whether other breaches have occurred. The complaint seeks specific performance of Apple’s obligations to cooperate with an audit of its handling of the Company’s software, damages and injunctive relief. No case schedule has yet been set.
3226701 Canada, Inc. v. QUALCOMM Incorporated et al: On November 30, 2015, plaintiffs filed a securities class action complaint against the Company and certain of its current and former officers in the United States District Court for the

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Southern District of California. On April 29, 2016, plaintiffs filed an amended complaint. On January 27, 2017, the court dismissed the amended complaint in its entirety, granting leave to amend. On March 17, 2017, plaintiffs filed a second amended complaint, alleging that the Company and certain of its current and former officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and misleading statements regarding the Company’s business outlook and product development between November 19, 2014 and July 22, 2015. The second amended complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On May 8, 2017, the Company filed a motion to dismiss the second amended complaint, and on October 20, 2017, the court entered an order granting in part and denying in part the Company’s motion to dismiss. The court dismissed all claims as to all defendants other than the Company and Steve Mollenkopf with prejudice. The court also limited the case to two statements which it found, at least for pleading purposes, had stated a claim that could be explored in the discovery process. The Company believes the plaintiffs’ claims are without merit.
Consolidated Securities Class Action Lawsuit: On January 23, 2017 and January 26, 2017, respectively, two securities class action complaints were filed by purported stockholders of the Company in the United States District Court for the Southern District of California against the Company and certain of its current and former officers and directors. The complaints alleged, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with certain allegations that the Company is or was engaged in anticompetitive conduct. The complaints sought unspecified damages, interest, fees and costs. On May 4, 2017, the court consolidated the two actions and appointed lead plaintiffs. On July 3, 2017, the lead plaintiffs filed a consolidated amended complaint asserting the same basic theories of liability and requesting the same basic relief. On September 1, 2017, the defendants filed a motion to dismiss the consolidated amended complaint. The hearing on that motion is scheduled for December 4, 2017. The Company believes the plaintiffs’ claims are without merit.
Consumer Class Action Lawsuit: Since January 18, 2017, a number of consumer class action complaints have been filed against the Company in the United States District Courts for the Southern and Northern Districts of California, each on behalf of a putative class of purchasers of cellular phones and other cellular devices. Twenty-four such cases remain outstanding. In April 2017, the Judicial Panel on Multidistrict Litigation transferred the cases that had been filed in the Southern District of California to the Northern District of California. On May 15, 2017, the court entered an order appointing the plaintiffs’ co-lead counsel, and on May 25, 2017, set a trial date of April 29, 2019. On July 11, 2017, plaintiffs filed a consolidated amended complaint alleging that the Company violated California and federal antitrust and unfair competition laws by, among other things, refusing to license standard-essential patents to its competitors, conditioning the supply of certain of its baseband chipsets on the purchaser first agreeing to license the Company’s entire patent portfolio, entering into exclusive deals with companies including Apple Inc., and charging unreasonably high royalties that do not comply with the Company’s commitments to standard setting organizations. The complaint seeks unspecified damages and disgorgement and/or restitution, as well as an order that the Company be enjoined from further unlawful conduct. On August 11, 2017, the Company filed a motion to dismiss the consolidated amended complaint. The Company believes the plaintiffs’ claims are without merit.
Japan Fair Trade Commission (JFTC) Complaint: The JFTC received unspecified complaints alleging that the Company’s business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order concluding that the Company’s Japanese licensees were forced to cross-license patents to the Company on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against the Company’s other licensees who made a similar commitment in their license agreements with the Company. The cease and desist order seeks to require the Company to modify its existing license agreements with Japanese companies to eliminate these provisions while preserving the license of the Company’s patents to those companies. The Company disagrees with the conclusions that it forced its Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate the Japanese Antimonopoly Act. The Company has invoked its right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted the Company’s motion and issued a stay of the cease and desist order pending the administrative hearing before the JFTC. The JFTC has held hearings on 37 different dates. No further hearings are currently scheduled.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

filed an appeal with the Korea Supreme Court. There have been no material developments since then with respect to this matter.
Korea Fair Trade Commission (KFTC) Investigation: On March 17, 2015, the KFTC notified the Company that it was conducting an investigation of the Company relating to the Korean Monopoly Regulation and Fair Trade Act (MRFTA). On December 27, 2016, the KFTC announced that it had reached a decision in the investigation, finding that the Company has violated provisions of the MRFTA. On January 22, 2017, the Company received the KFTC’s formal written decision, which finds that the following conducts violate the MRFTA: (i) refusing to license, or imposing restrictions on licenses for, cellular communications standard-essential patents with competing modem chipset makers; (ii) conditioning the supply of modem chipsets to handset suppliers on their execution and performance of license agreements with the Company; and (iii) coercing agreement terms including portfolio license terms, royalty terms and free cross-grant terms in executing patent license agreements with handset makers. The KFTC’s decision orders the Company to: (i) upon request by modem chipset companies, engage in good-faith negotiations for patent license agreements, without offering unjustifiable conditions, and if necessary submit to a determination of terms by an independent third party; (ii) not demand that handset companies execute and perform under patent license agreements as a precondition for purchasing modem chips; (iii) not demand unjustifiable conditions in the Company’s license agreements with handset companies, and upon request renegotiate existing patent license agreements; and (iv) notify modem chipset companies and handset companies of the decision and order imposed on the Company and report to the KFTC new or amended agreements. According to the KFTC’s decision, the foregoing will apply to transactions between the Company and the following enterprises: (i) handset manufacturers headquartered in Korea and their affiliate companies; (ii) enterprises that sell handsets in or to Korea and their affiliate companies; (iii) enterprises that supply handsets to companies referred in (ii) above and the affiliate companies of such enterprises; (iv) modem chipset manufacturers headquartered in Korea and their affiliate companies; and (v) enterprises that supply modem chipsets to companies referred in (i), (ii) or (iii) above and the affiliate companies of such enterprises. The KFTC’s decision also imposed a fine of approximately 1.03 trillion Korean Won (approximately $927 million), which was paid on March 30, 2017. The Company believes that its business practices do not violate the MRFTA, and on February 21, 2017 filed an action in the Seoul High Court to cancel the KFTC’s decision. The Seoul High Court has not ruled on the Company’s action to cancel the KFTC’s decision. On the same day, the Company filed an application with the Seoul High Court to stay the decision’s remedial order pending the Seoul High Court’s final judgment on the Company’s action to cancel the KFTC’s decision. The Seoul High Court held hearings on the Company’s application to stay the decision’s remedial order on July 10, 2017 and July 14, 2017. On September 4, 2017, the Seoul High Court denied the Company’s application to stay the remedial order. The Company has appealed the Seoul High Court’s decision to the Korea Supreme Court. The Supreme Court has not ruled on the Company’s appeal of the stay decision.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Taiwan Fair Trade Commission (TFTC) Investigation: On December 4, 2015, the TFTC notified the Company that it was conducting an investigation into whether the Company’s patent licensing practices violate the Taiwan Fair Trade Act (TFTA). On April 27, 2016, the TFTC specified that the allegations under investigation include whether: (i) the Company jointly licensed its patents rather than separately licensing standard-essential patents and non-standard-essential patents; (ii) the Company’s royalty charges are unreasonable; (iii) the Company unreasonably required licensees to grant it cross-licenses; (iv) the Company failed to provide lists of licensed patents to licensees; (v) the Company violated a FRAND licensing commitment by declining to grant licenses to chipset makers; (vi) the Company declined to sell chipsets to unlicensed potential customers; and (vii) the Company provided royalty rebates to certain companies in exchange for their exclusive use of the Company’s chipsets. On October 11, 2017, the TFTC announced that it had reached a decision in the investigation, finding that the Company has violated the TFTA. On October 23, 2017, the Company received TFTC’s formal written decision, which finds that the following conducts violate the TFTA: (i) refusing to license and demanding restrictive covenants from chip competitors; (ii) refusing to supply baseband processors to companies that do not have an executed license; and (iii) providing a royalty discount to Apple in exchange for its exclusive use of the Company’s chipsets. The TFTC’s decision orders the Company to: (1) cease the following conduct within 60 days of the day after receipt of the decision: (a) applying the clauses in an agreement entered into with a competing chip supplier requesting it to provide sensitive sales information such as chip prices, customers, sales volumes, product types and serial numbers; (b) applying clauses in component supply agreements entered into with handset manufacturers relating to the refusal to sell chips to unlicensed manufacturers; and (c) applying discount clauses in the exclusive agreement entered into with a relevant enterprise; (2) notify competing chip companies and handset manufacturers in writing within 30 days after receipt of the decision that those companies may request to amend or enter into patent license agreements and other relevant agreements within 60 days of the day following the day such notices are received, and upon receipt of such requests, the Company shall commence negotiation in good faith; (3) submit status reports to the TFTC on any such negotiations every six months beginning from the day after receipt of the decision, as well as to submit a report to the TFTC within 30 days after amendments to any license agreements or newly signed license agreements are executed. The TFTC’s decision also imposed a fine of 23.4 billion Taiwan Dollars (approximately $778 million based on the exchange rate at September 24, 2017), which is due on or before November 7, 2017. The Company believes that its business practices do not violate the TFTA and intends to seek a stay of, and to file an action to revoke, the TFTC’s decision.
Contingent losses: The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. Other than with respect to the TFTC fine, the Company has not recorded any accrual at September 24, 2017 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in numerous other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indemnifications. The Company generally does not indemnify its customers and licensees for losses sustained from infringement of third-party intellectual property rights. However, the Company is contingently liable under certain product sales, services, license and other agreements to indemnify certain customers, chipset foundries and semiconductor assembly and test service providers against certain types of liability and/or damages arising from qualifying claims of patent, copyright, trademark or trade secret infringement by products or services sold or provided by the Company, or by intellectual property provided by the Company to chipset foundries and semiconductor assembly and test service providers. The Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by the Company.
Through September 24, 2017, the Company has received a number of claims from its direct and indirect customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by its products. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at September 24, 2017 associated with these indemnification arrangements based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time.
Purchase Obligations. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Obligations under these agreements at September 24, 2017 for each of the subsequent five years from fiscal 2018 through 2022 were $4.3 billion, $1.0 billion, $376 million, $120 million and $27 million, respectively, and there were no obligations thereafter. Of these amounts, for each of the subsequent five years from fiscal 2018 through 2022, commitments to purchase integrated circuit product inventories comprised $3.5 billion, $846 million, $286 million, $72 million and $27 million, respectively, and there were no purchase commitments thereafter. Integrated circuit product inventory obligations represent purchase commitments for raw materials, semiconductor die, finished goods and manufacturing services, such as wafer bump, probe, assembly and final test. Under the Company’s manufacturing relationships with its foundry suppliers and assembly and test service providers, cancelation of outstanding purchase commitments is generally allowed but requires payment of costs incurred through the date of cancelation, and in some cases, incremental fees related to capacity underutilization.
Operating Leases. The Company leases certain of its land, facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 21 years and with provisions in certain leases for cost-of-living increases. Rental expense for fiscal 2017, 2016 and 2015 was $129 million, $116 million and $99 million, respectively. Future minimum lease payments at September 24, 2017 for each of the subsequent five years from fiscal 2018 through 2022 were $98 million, $102 million, $82 million, $66 million and $42 million, respectively, and $55 million thereafter.
Other Commitments. At September 24, 2017, the Company was committed to fund certain strategic investments up to $514 million, of which $69 million is expected to be funded in both fiscal 2018 and fiscal 2021. The remaining commitments do not have fixed funding dates and are subject to certain conditions. Commitments represent the maximum amounts to be funded under these arrangements; actual funding may be in lesser amounts or not at all.
Note 8. Segment Information
The Company is organized on the basis of products and services and has three reportable segments. The Company conducts business primarily through its QCT (Qualcomm CDMA Technologies) semiconductor business and its QTL (Qualcomm Technology Licensing) licensing business. QCT develops and supplies integrated circuits and system software based on CDMA, OFDMA and other technologies for use in mobile devices, wireless networks, devices used in the Internet of Things (IoT), broadband gateway equipment, consumer electronic devices and automotive telematics and infotainment systems. QTL grants licenses to use portions of its intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products. The Company’s QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments and includes revenues and related costs associated with development contracts with an equity method investee. The Company also has nonreportable segments, including its mobile health, data center, small cell and other wireless technology and service initiatives.
The Company evaluates the performance of its segments based on earnings (loss) before income taxes (EBT). Segment EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Certain income and charges are not allocated to segments in the Company’s management reports because they are not considered in evaluating the segments’ operating performance. Unallocated income and charges include certain interest expense; certain net investment income; certain share-based compensation; and certain research and development expenses, selling, general and administrative expenses and other expenses or income that were deemed to be not directly related to the businesses of the segments. Additionally, unallocated charges include recognition of

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the step-up of inventories to fair value, amortization of certain intangible assets and certain other acquisition-related charges, third-party acquisition and integration services costs and certain other items, which may include major restructuring and restructuring-related costs, goodwill and long-lived asset impairment charges and litigation settlements and/or damages. Additionally, starting with acquisitions in the second quarter of fiscal 2017, unallocated charges include recognition of the depreciation related to the step-up of property, plant and equipment to fair value. Such charges related to acquisitions that were completed prior to the second quarter of fiscal 2017 continue to be allocated to the respective segment, and such amounts are not material. All of the costs related to the initial research of 5G (fifth generation) technology are included in unallocated corporate research and development expenses, whereas initial costs related to the research of 3G (third generation) and 4G (fourth generation) technology were recorded in both the QCT segment and unallocated corporate research and development expenses based on the nature of the activity. Fiscal 2016 and 2015 results have not been revised as such costs were incurred prior to fiscal 2014.
The table below presents revenues, EBT and total assets for reportable segments (in millions):

	2017	2016	2015
Revenues
QCT	$16,479	$15,409	$17,154
QTL	6,445	7,664	7,947
QSI	113	47	4
Reconciling Items	(746)	434	176
Total	$22,291	$23,554	$25,281
EBT
QCT	$2,747	$1,812	$2,465
QTL	5,175	6,528	6,882
QSI	65	386	(74)
Reconciling Items	(4,967)	(1,893)	(2,786)
Total	$3,020	$6,833	$6,487
Assets
QCT	$3,830	$2,995	$2,923
QTL	1,735	644	438
QSI	1,037	910	812
Reconciling Items	58,884	47,810	46,623
Total	$65,486	$52,359	$50,796
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

	2017	2016	2015
China (including Hong Kong)	$14,579	$13,503	$13,337
South Korea	3,538	3,918	4,107
United States	513	386	246
Other foreign	3,661	5,747	7,591
	$22,291	$23,554	$25,281

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment assets are comprised of accounts receivable and inventories for all reportable segments other than QSI. QSI segment assets include certain non-marketable equity instruments and other investments and a receivable from the sale of wireless spectrum in fiscal 2016 (Note 2). QSI assets at September 24, 2017, September 25, 2016 and September 27, 2015 included $254 million, $162 million and $163 million, respectively, related to investments in equity method investees. The increase in QCT segment assets resulted primarily from the Company’s recently formed RF360 Holdings joint venture in the second quarter of fiscal 2017 (Note 9). The increase in QTL segment assets was due to an increase in accounts receivable (Note 2). Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable securities, property, plant and equipment, deferred tax assets, intangible assets and assets of nonreportable segments. The net book values of long-lived tangible assets located outside of the United States were $1.4 billion, $404 million and $414 million at September 24, 2017, September 25, 2016 and September 27, 2015, respectively. The increase in fiscal 2017 was primarily from the RF360 Holdings joint venture, which has substantially all of its operations outside the United States. The net book values of long-lived tangible assets located in the United States were $1.8 billion, $1.9 billion and $2.1 billion at September 24, 2017, September 25, 2016 and September 27, 2015, respectively.
Reconciling items in the previous table were as follows (in millions):

	2017	2016	2015
Revenues
Nonreportable segments	$311	$438	$181
BlackBerry arbitration	(962)	—	—
Unallocated other revenues	(95)	—	—
Intersegment eliminations	—	(4)	(5)
	$(746)	$434	$176
EBT
BlackBerry arbitration	$(962)	$—	$—
Unallocated other revenues	(95)	—	—
Unallocated cost of revenues	(517)	(495)	(314)
Unallocated research and development expenses	(1,056)	(799)	(809)
Unallocated selling, general and administrative expenses	(647)	(478)	(497)
Unallocated other expense, net	(1,742)	(154)	(1,289)
Unallocated interest expense	(488)	(292)	(101)
Unallocated investment and other income, net	913	667	855
Nonreportable segments	(373)	(342)	(630)
Intersegment eliminations	—	—	(1)
	$(4,967)	$(1,893)	$(2,786)
In May 2017, in connection with the arbitration decision, BlackBerry Limited (BlackBerry) and the Company entered into a Joint Stipulation Regarding Final Award Agreement agreeing that the Company would pay BlackBerry $940 million to cover the award amount, pre-judgment interest and attorneys’ fees. This amount, which was paid in the third quarter of fiscal 2017, also reflected $22 million that was owed to the Company by BlackBerry, which was recorded as revenues in the QTL segment. The remaining amount was recorded as an adjustment to revenues related to the arbitration decision, which was not allocated to QTL in the Company’s management reports because it will not be considered in evaluating segment results. Unallocated other revenues is comprised of a reduction to revenues related to the portion of a business arrangement under negotiation that resolves a legal dispute. Unallocated other expense, net in fiscal 2017 was comprised of charges related to the fines imposed by the KFTC and the TFTC (Note 7), as well as restructuring and restructuring-related charges related to the Company’s Strategic Realignment Plan, which was substantially implemented in fiscal 2016 (Note 10). Unallocated other expense, net for fiscal 2016 was comprised of net restructuring and restructuring-related charges related to the Company’s Strategic Realignment Plan (Note 10). Unallocated other expense, net for fiscal 2015 was comprised of a charge related to the resolution reached with the NDRC, goodwill and intangible asset impairment charges related to three of the Company’s nonreportable segments and restructuring and restructuring-related charges related to the Company’s Strategic Realignment Plan, partially offset by a gain on the sale of certain property, plant and equipment (Note 2).
Unallocated acquisition-related expenses were comprised as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2017	2016	2015
Cost of revenues	$437	$434	$272
Research and development expenses	20	10	14
Selling, general and administrative expenses	272	99	72
Note 9. Acquisitions
Completed. On February 3, 2017 (the Closing Date), the Company and TDK Corporation (TDK) completed the formation of a joint venture, under the name RF360 Holdings, to enable delivery of radio frequency front-end (RFFE) modules and radio frequency (RF) filters into fully integrated products for mobile devices and Internet of Things (IoT) applications, among others. The joint venture is owned 51% by Qualcomm Global Trading Pte. Ltd. (Qualcomm Global Trading), a Singapore corporation and wholly-owned subsidiary of the Company, and 49% by EPCOS AG (EPCOS), a German wholly-owned subsidiary of TDK. RF360 Holdings is a Singapore corporation with research and development and manufacturing and/or sales locations in the United States, Europe and Asia and its headquarters in Munich, Germany. Certain intellectual property, patents and filter and module design and manufacturing assets were carved out of existing TDK businesses and are owned by the joint venture, and certain assets were acquired directly by affiliates of the Company. Qualcomm Global Trading has the option to acquire (and EPCOS has an option to sell) EPCOS’s interest in the joint venture for $1.15 billion (Settlement Amount) 30 months after the Closing Date (the Put and Call Option).
EPCOS is entitled to up to a total of $200 million in payments based on sales of RF filter functions over the three-year period after the Closing Date, which is a substitute for and in lieu of the right of EPCOS to receive any profit sharing, distributions, dividends or other payments of any kind or nature. Such contingent consideration was recorded as a liability at fair value at close based on significant inputs that were not observable, with future changes in fair value recorded in earnings. Such fair value adjustments recorded in fiscal 2017 were negligible.
RF360 Holdings is a variable interest entity, and its results of operations and statement of financial position are included in the Company’s consolidated financial statements (on a one-month reporting lag) as the governance structure of RF360 Holdings provides the Company with the power to direct the activities of the joint venture that most significantly impact its economic performance, such as operating decisions related to research and development, manufacturing and sales and marketing of its products. Since the Put and Call Option is considered a financing of the Company’s purchase of EPCOS’s interest in RF360 Holdings, noncontrolling interest is not recorded in the Company’s consolidated financial statements. Therefore, the Put and Call Option was recorded as a liability at fair value at close and included in other noncurrent liabilities. The liability is being accreted to the Settlement Amount, with the offset recorded as interest expense. The carrying value of the Put and Call Option approximated its estimated fair value at September 24, 2017.
The total purchase price consisted of the following (in millions):

Cash paid to TDK at close	$1,463
Fair value of Put and Call Option	1,112
Fair value of contingent consideration and other deferred payments	496
Total purchase price	$3,071
The Company has not finalized the accounting for this business acquisition related to certain tax matters, and therefore, such amounts are subject to change during the remainder of the one year measurement period. The allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values was as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents	$306
Accounts receivable	303
Inventories	261
Intangible assets subject to amortization:
Technology-based intangible assets	738
Customer-related intangible assets	87
Marketing-related intangible assets	8
In-process research and development (IPR&D)	75
Property, plant and equipment	821
Goodwill	829
Other assets	42
Total assets	3,470
Liabilities	(399)
$3,071
The Company recognized $829 million in goodwill related to this transaction, of which $386 million is expected to be deductible for tax purposes. The goodwill recognized was allocated to the QCT segment for annual impairment testing purposes. The goodwill is primarily attributable to the assembled workforce and synergies expected to arise after the acquisition. Each category of intangible assets acquired will be amortized on a straight-line basis over the weighted-average useful lives of seven years for technology-based intangible assets, nine years for customer-related intangible assets and one year for marketing-related intangible assets. At September 24, 2017, the remaining IPR&D of $61 million consisted of two projects, which are expected to be completed over the next year. Upon completion, the IPR&D projects will be amortized over their useful lives, which are estimated to be six years. The estimated fair values of the intangible assets and the property, plant and equipment acquired were primarily determined using the income approach and cost approach, respectively, both of which were based on significant inputs that were not observable.
The Company’s results of operations for fiscal 2017 included the operating results of RF360 Holdings on a one-month reporting lag since the date of acquisition, the amounts of which were not material. The following table presents the unaudited pro forma results for fiscal 2017 and fiscal 2016. The unaudited pro forma financial information combines the results of operations of Qualcomm and RF360 Holdings as though the companies had been combined as of the beginning of fiscal 2016. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such time. The unaudited pro forma results presented below include adjustments for the step-up of inventories to fair value, amortization and depreciation of identified intangible assets and property, plant and equipment, adjustments for certain acquisition-related charges, interest expense related to the Put and Call Option and related tax effects (in millions):

	(Unaudited)
	2017	2016
Pro forma revenues	$22,806	$24,731
Pro forma net income attributable to Qualcomm	2,614	5,791
During fiscal 2017, the Company acquired three other businesses for total cash consideration of $35 million, net of cash acquired, and up to a total of $94 million in certain contingent payments, which were recorded as a liability at fair value. The Company recognized $47 million in goodwill related to these transactions, of which $12 million is expected to be deductible for tax purposes. Goodwill of $23 million, $12 million and $11 million was assigned to the Company’s QTL, QCT and nonreportable segments, respectively.
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
On August 13, 2015, the Company acquired CSR plc, which was renamed CSR Limited (CSR), for total cash consideration of $2.3 billion (net of $176 million of cash acquired). CSR is an innovator in the development of multifunction

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

semiconductor platforms and technologies for the automotive, consumer and voice and music categories. The acquisition complemented the Company’s current offerings by adding products, channels and customers in the growth categories of the IoT and automotive infotainment. CSR was integrated into the QCT segment. The $2.4 billion total purchase price was allocated as follows: $1.0 billion to amortizable intangible assets, $969 million to goodwill, $182 million to IPR&D and $280 million to other net assets.
Goodwill recognized in this transaction is not deductible for tax purposes and was allocated to the QCT segment for annual impairment testing purposes. Goodwill is primarily attributable to synergies expected to arise after the acquisition. Each category of intangible assets acquired are being amortized on a straight-line basis over their weighted-average useful lives of five years for technology-based intangible assets and four years for customer-related and marketing-related intangible assets.
The Company’s results of operations for fiscal 2015 included the operating results of CSR since the date of acquisition, the amounts of which were not material. Unaudited pro forma revenues and net income attributable to Qualcomm for fiscal 2015, presenting the results of operations of Qualcomm and CSR as though the companies had been combined as of the beginning of fiscal 2014, were $25.9 billion and $5.2 billion, respectively. This unaudited pro forma information is provided for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of the beginning of fiscal 2014.
During fiscal 2015, the Company acquired four other businesses for total cash consideration of $405 million, net of cash acquired. Technology-based intangible assets of $84 million were recognized with a weighted-average useful life of eight years. The Company recognized $289 million in goodwill related to these transactions, of which $35 million is expected to be deductible for tax purposes. Goodwill of $29 million, $6 million and $254 million was assigned to the Company’s QCT, QTL and nonreportable segments, respectively.
Proposed. On October 27, 2016, the Company announced a definitive agreement under which Qualcomm River Holdings, B.V. (Qualcomm River Holdings), an indirect, wholly owned subsidiary of QUALCOMM Incorporated, will acquire NXP Semiconductors N.V. (NXP). Pursuant to the definitive agreement, Qualcomm River Holdings has commenced a tender offer to acquire all of the issued and outstanding common shares of NXP for $110 per share in cash, for estimated total cash consideration to be paid to NXP’s shareholders of $38 billion. NXP is a leader in high-performance, mixed-signal semiconductor electronics in automotive, broad-based microcontrollers, secure identification, network processing and RF power products.
The transaction is subject to receipt of regulatory approvals in various jurisdictions and other closing conditions, including the tender of at least 80% of the issued and outstanding common shares of NXP in the offer (provided that the minimum tender threshold may be reduced to a percentage not less than 70% with the prior written consent of NXP). At an Extraordinary General Meeting of NXP’s shareholders held on January 27, 2017, NXP’s shareholders approved certain matters relating to the transaction, including the appointment of designees of Qualcomm River Holdings to NXP’s board of directors (effective upon the closing of the transaction) and certain transactions that are intended to be consummated after the completion of the tender offer.
In May 2017, the Company issued an aggregate principal amount of $11.0 billion of unsecured floating- and fixed-rate notes with varying maturities, of which a portion will be used to fund the purchase price and other related transactions. In addition, the Company has secured $4.0 billion in committed financing through a Term Loan Facility, which is expected to be drawn on at the close of the NXP transaction (Note 6). The remaining amount will be funded with cash held by foreign entities.
Qualcomm River Holdings and NXP may terminate the definitive agreement under certain circumstances. If the definitive agreement is terminated by NXP in certain circumstances, NXP will be required to pay Qualcomm River Holdings a termination fee of $1.25 billion. If the definitive agreement is terminated by Qualcomm River Holdings under certain circumstances involving the failure to obtain the required regulatory approvals or the failure of NXP to complete certain pre-closing reorganization steps in all material respects, Qualcomm River Holdings will be required to pay NXP a termination fee of $2.0 billion. In November 2016, as required by the definitive agreement, Qualcomm River Holdings entered into four letters of credit for an aggregate amount of $2.0 billion related to the potential termination fee payable to NXP. Pursuant to the terms of each letter of credit, NXP will have the right to draw amounts to fund certain termination compensation owed by Qualcomm River Holdings to NXP if the definitive agreement is terminated under certain circumstances. The letters of credit expire on June 30, 2018 or if drawn on by NXP or surrendered by Qualcomm River Holdings. Each letter of credit is required to be fully cash collateralized in an amount equal to 100% of its face value through deposits with the issuers of the letters of credit. Qualcomm River Holdings is restricted from using the funds deposited as collateral while the letters of credit are

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outstanding. At September 24, 2017, the letters of credit were fully collateralized through bank time deposits and money market funds, which were recorded as other noncurrent assets.
Note 10. Strategic Realignment Plan
On July 22, 2015, the Company announced a Strategic Realignment Plan designed to improve execution, enhance financial performance and drive profitable growth as the Company works to create sustainable long-term value for stockholders. As part of this, among other actions, the Company implemented a cost reduction plan, which included a series of targeted reductions across the Company’s businesses, particularly in QCT, and a reduction to its annual share-based compensation grants. Restructuring activities were initiated in the fourth quarter of fiscal 2015, the cost reduction initiatives were achieved by the end of fiscal 2016 and other activities under the plan were completed by the end of fiscal 2017. During fiscal 2017, 2016 and 2015, the Company recorded restructuring and restructuring-related charges of $37 million, $202 million (which was partially offset by a $48 million gain on the sale of the Company’s business that provided augmented reality applications) and $190 million, respectively.
Note 11. Fair Value Measurements
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 24, 2017 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$21,016	$12,933	$—	$33,949
Marketable securities
U.S. Treasury securities and government-related securities	969	13	—	982
Corporate bonds and notes	—	2,285	—	2,285
Mortgage- and asset-backed and auction rate securities	—	93	40	133
Equity and preferred securities and equity funds	36	—	—	36
Debt funds	—	109	—	109
Total marketable securities	1,005	2,500	40	3,545
Derivative instruments	—	14	—	14
Other investments	369	—	125	494
Total assets measured at fair value	$22,390	$15,447	$165	$38,002
Liabilities
Derivative instruments	$—	$27	$—	$27
Other liabilities	369	—	196	565
Total liabilities measured at fair value	$369	$27	$196	$592
Activity between Levels of the Fair Value Hierarchy. There were no significant transfers between Level 1 and Level 2 during fiscal 2017 and 2016.
The following table includes the activity for marketable securities, other investments and other liabilities classified within Level 3 of the valuation hierarchy (in millions):

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2017			2016
	Marketable Securities	Other Investments	Other Liabilities	Marketable Securities	Other Investments
Beginning balance of Level 3	$43	$37	$—	$224	$13
Total realized and unrealized gains or losses:
Included in selling, general and administrative expenses	—	—	(7)	—	—
Included in investment and other income, net	—	3	—	(4)	(23)
Included in other comprehensive income (loss)	—	8	—	(1)	15
Issuances	—	—	203	—	—
Purchases	—	111	—	2	40
Sales	—	—	—	(106)	—
Settlements	(3)	(34)	—	(45)	(8)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	(27)	—
Ending balance of Level 3	$40	$125	$196	$43	$37
The Company recognizes transfers into and out of levels within the fair value hierarchy at the end of the fiscal month in which the actual event or change in circumstances that caused the transfer occurs. Transfers out of Level 3 during fiscal 2016 for marketable securities primarily consisted of debt securities with significant upgrades in credit ratings or for which there were observable inputs.
Nonrecurring Fair Value Measurements. The Company measures certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include cost and equity method investments when they are deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During fiscal 2015, the Company updated the business plans and related internal forecasts related to certain of the Company’s businesses, resulting in impairment charges to write down certain property, plant and equipment, intangible assets and goodwill (Note 2). The Company determined the fair values using cost, income and market approaches. The estimation of fair value and cash flows used in the fair value measurements required the use of significant unobservable inputs, and as a result, the fair value measurements were classified as Level 3. During fiscal 2017, 2016 and 2015, the Company did not have any other significant assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.
Note 12. Marketable Securities
Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Available-for-sale:
U.S. Treasury securities and government-related securities	$23	$1,116	$959	$1,099
Corporate bonds and notes	2,014	10,159	271	8,584
Mortgage- and asset-backed and auction rate securities	93	1,363	40	534
Equity and preferred securities and equity funds	36	64	—	1,682
Debt funds	109	—	—	1,803
Total available-for-sale	2,275	12,702	1,270	13,702
Time deposits	4	—	—	—
Total marketable securities	$2,279	$12,702	$1,270	$13,702
During fiscal 2016, the Company exited an investment in a debt fund for which the Company elected the fair value option. The investment would have otherwise been recorded using the equity method. Changes in fair value associated with this investment were recognized in investment and other income, net. During fiscal 2016 and 2015, the net decrease in fair

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value associated with this investment was negligible and $10 million, respectively. At September 24, 2017, marketable securities also included $4 million of time deposits with original maturities that range from 94 to 285 days.
At September 24, 2017, the contractual maturities of available-for-sale debt securities were as follows (in millions):

September 24, 2017
Years to Maturity:
Less than one year	$2,189
One to five years	1,079
Five to ten years	—
Greater than ten years	—
No single maturity date	241
Total	$3,509
Debt securities with no single maturity date included debt funds, mortgage- and asset-backed securities and auction rate securities.
The Company recorded realized gains and losses on sales of available-for-sale securities as follows (in millions):

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains
2017	$553	$(127)	$426
2016	277	(37)	240
2015	540	(52)	488
Available-for-sale securities were comprised as follows (in millions):

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 24, 2017
Equity securities	$8	$28	$—	$36
Debt securities (including debt funds)	3,497	13	(1)	3,509
	$3,505	$41	$(1)	$3,545
September 25, 2016
Equity securities	$1,554	$204	$(12)	$1,746
Debt securities (including debt funds)	24,363	388	(93)	24,658
	$25,917	$592	$(105)	$26,404
The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that are classified as available-for-sale and have been in a continuous unrealized loss position deemed to be temporary for less than 12 months and for more than 12 months, aggregated by investment category (in millions):

	September 24, 2017
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds and notes	$330	$(1)	$21	$—

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 25, 2016
	Less than 12 months		More than 12 months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and government-related securities	$444	$(5)	$16	$—
Corporate bonds and notes	2,775	(12)	1,033	(65)
Mortgage- and asset-backed and auction rate securities	337	(3)	211	(2)
Equity and preferred securities and equity funds	312	(4)	130	(8)
Debt funds	—	—	309	(6)
	$3,868	$(24)	$1,699	$(81)
In connection with the proposed NXP transaction (Note 9), the Company divested a substantial portion of its marketable securities portfolio in order to finance, in part, that transaction. Marketable securities that were expected to be used to finance the NXP transaction were classified as noncurrent at September 24, 2017 as they are not considered available for current operations. Given the change in the Company’s intention to sell certain marketable securities, the Company recognized other-than-temporary impairment losses in fiscal 2017 for such marketable securities (Note 2) and may recognize additional losses prior to the sale of such marketable securities. For the available-for-sale securities that are not expected to be sold to finance the NXP transaction, the Company concluded that the unrealized losses were temporary at September 24, 2017. Further, for debt securities with unrealized losses, as of September 24, 2017, the Company did not have the intent to sell, nor was it more likely than not that the Company would be required to sell, such securities before recovery or maturity.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Summarized Quarterly Data (Unaudited)
The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods.
The table below presents quarterly data for fiscal 2017 and 2016 (in millions, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2017 (1)
Revenues	$5,999	$5,016	$5,371	$5,905
Operating income (2)	778	729	773	333
Net income (2)	681	749	865	168
Net income attributable to Qualcomm	682	749	866	168

Basic earnings per share attributable to Qualcomm (3):	$0.46	$0.51	$0.59	$0.11
Diluted earnings per share attributable to Qualcomm (3):	0.46	0.50	0.58	0.11

2016 (1)
Revenues	$5,775	$5,551	$6,044	$6,184
Operating income	1,685	1,415	1,592	1,804
Net income	1,496	1,164	1,443	1,599
Net income attributable to Qualcomm	1,498	1,164	1,444	1,599

Basic earnings per share attributable to Qualcomm (3):	$1.00	$0.78	$0.98	$1.08
Diluted earnings per share attributable to Qualcomm (3):	0.99	0.78	0.97	1.07

(1)	Amounts, other than per share amounts, are rounded to millions each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported.

(2)	Operating income and net income in the fourth quarter of fiscal 2017 were negatively impacted by a $778 million charge related to the TFTC fine.

(3)
Earnings per share attributable to Qualcomm are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

SCHEDULE II
QUALCOMM INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions	Other		Balance at End of Period
Year ended September 24, 2017
Allowances:
— trade receivables	$1	$10	$—	$—		$11
Valuation allowance on deferred tax assets	754	109	—	—		863
	$755	$119	$—	$—		$874
Year ended September 25, 2016
Allowances:
— trade receivables	$6	$(5)	$—	$—		$1
Valuation allowance on deferred tax assets	635	118	—	1	(a)	754
	$641	$113	$—	$1		$755
Year ended September 27, 2015
Allowances:
— trade receivables	$5	$1	$—	$—		$6
— notes receivable	4	—	(3)	(1)	(b)	—
Valuation allowance on deferred tax assets	414	130	—	91	(a)	635
	$423	$131	$(3)	$90		$641

(a)	This amount was recorded to goodwill in connection with a business acquisition.

(b)	This amount relates to notes receivable on strategic investments that were converted to cost method equity investments.

S-1