Form 10-Q
period 2017-12-24
QUALCOMM INC/DE
filed 2018-01-31
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24, 2017
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on January 29, 2018, was as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,480,363,298

QUALCOMM INCORPORATED
Form 10-Q
For the Quarter Ended December 24, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	December 24, 2017	September 24, 2017
ASSETS
Current assets:
Cash and cash equivalents	$33,362	$35,029
Marketable securities	2,041	2,279
Accounts receivable, net	3,053	3,632
Inventories	1,872	2,035
Other current assets	638	618
Total current assets	40,966	43,593
Marketable securities	4,447	1,270
Deferred tax assets	1,241	2,900
Property, plant and equipment, net	3,224	3,216
Goodwill	6,638	6,623
Other intangible assets, net	3,548	3,737
Other assets	4,287	4,147
Total assets	$64,351	$65,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,685	$1,971
Payroll and other benefits related liabilities	1,041	1,183
Unearned revenues	487	502
Short-term debt	3,465	2,495
Other current liabilities	5,349	4,756
Total current liabilities	12,027	10,907
Unearned revenues	1,906	2,003
Income taxes payable	3,867	—
Long-term debt	19,381	19,398
Other liabilities	3,246	2,432
Total liabilities	40,427	34,740

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,480 and 1,474 shares issued and outstanding, respectively	265	274
Retained earnings	23,273	30,088
Accumulated other comprehensive income	386	384
Total stockholders’ equity	23,924	30,746
Total liabilities and stockholders’ equity	$64,351	$65,486

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 24, 2017	December 25, 2016
Revenues:
Equipment and services	$4,704	$4,139
Licensing	1,364	1,860
Total revenues	6,068	5,999
Costs and expenses:
Cost of revenues	2,663	2,443
Research and development	1,420	1,311
Selling, general and administrative	773	591
Other (Note 2)	1,183	876
Total costs and expenses	6,039	5,221
Operating income	29	778
Interest expense	(170)	(90)
Investment and other income, net (Note 2)	114	182
(Loss) income before income taxes	(27)	870
Income tax expense (Note 3)	(5,926)	(189)
Net (loss) income	(5,953)	681
Net loss attributable to noncontrolling interests	—	1
Net (loss) income attributable to Qualcomm	$(5,953)	$682

Basic (loss) earnings per share attributable to Qualcomm	$(4.03)	$0.46
Diluted (loss) earnings per share attributable to Qualcomm	$(4.03)	$0.46
Shares used in per share calculations:
Basic	1,477	1,478
Diluted	1,477	1,495

Dividends per share announced	$0.57	$0.53

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)
(Unaudited)

	Three Months Ended
	December 24, 2017	December 25, 2016
Net (loss) income	$(5,953)	$681
Other comprehensive income (loss), net of income taxes:
Foreign currency translation losses	(5)	(27)
Noncredit other-than-temporary impairment losses related to certain available-for-sale debt securities and subsequent changes in fair value	—	6
Reclassification of net other-than-temporary losses on available-for-sale securities included in net (loss) income	1	79
Net unrealized gains (losses) on other available-for-sale securities	4	(210)
Reclassification of net realized gains on available-for-sale securities included in net (loss) income	(1)	(92)
Net unrealized gains on derivative instruments	2	2
Reclassification of net realized losses on derivative instruments	1	—
Total other comprehensive income (loss)	2	(242)
Total comprehensive (loss) income	(5,951)	439
Comprehensive loss attributable to noncontrolling interests	—	1
Comprehensive (loss) income attributable to Qualcomm	$(5,951)	$440

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 24, 2017	December 25, 2016
Operating Activities:
Net (loss) income	$(5,953)	$681
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	363	329
Indefinite and long-lived asset impairment charges	—	32
Income tax provision in excess of (less than) income tax payments (Note 3)	5,697	(113)
Non-cash portion of share-based compensation expense	248	239
Net realized gains on marketable securities and other investments	(23)	(147)
Impairment losses on marketable securities and other investments	9	143
Other items, net	57	(4)
Changes in assets and liabilities:
Accounts receivable, net	581	131
Inventories	162	(354)
Other assets	(56)	(16)
Trade accounts payable	(248)	(208)
Payroll, benefits and other liabilities	1,000	957
Unearned revenues	(75)	(84)
Net cash provided by operating activities	1,762	1,586
Investing Activities:
Capital expenditures	(226)	(129)
Purchases of available-for-sale marketable securities	(5,627)	(4,117)
Proceeds from sales and maturities of available-for-sale securities	2,704	6,891
Deposits of investments designated as collateral	—	(1,950)
Acquisitions and other investments, net of cash acquired	(122)	(57)
Other items, net	10	43
Net cash (used) provided by investing activities	(3,261)	681
Financing Activities:
Proceeds from short-term debt	2,116	2,727
Repayment of short-term debt	(1,149)	(2,727)
Proceeds from issuance of common stock	134	131
Repurchases and retirements of common stock	(225)	(444)
Dividends paid	(844)	(784)
Payments of tax withholdings related to vesting of share-based awards	(192)	(172)
Other items, net	(5)	(42)
Net cash used by financing activities	(165)	(1,311)
Effect of exchange rate changes on cash and cash equivalents	(3)	(17)
Net (decrease) increase in cash and cash equivalents	(1,667)	939
Cash and cash equivalents at beginning of period	35,029	5,946
Cash and cash equivalents at end of period	$33,362	$6,885
See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation
Financial Statement Preparation. These condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (collectively with its subsidiaries, the Company or Qualcomm) in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2017. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three-month periods ended December 24, 2017 and December 25, 2016 included 13 weeks.
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
Earnings (Loss) Per Common Share. Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to Qualcomm by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed by dividing net income attributable to Qualcomm by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans, if any, and the weighted-average number of common shares outstanding during the reporting period. Due to the net loss for the three months ended December 24, 2017, all of the common share equivalents issuable under share-based compensation plans had an anti-dilutive effect and were therefore excluded from the computation of diluted loss per share. The following table provides information about the diluted earnings per share calculation (in millions):

	Three Months Ended
	December 24, 2017	December 25, 2016
Dilutive common share equivalents included in diluted shares	—	17.0
Shares of common stock equivalents not included because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period	46.0	0.1
Share-Based Compensation. Total share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

	Three Months Ended
	December 24, 2017	December 25, 2016
Cost of revenues	$10	$9
Research and development	156	153
Selling, general and administrative	82	77
Share-based compensation expense before income taxes	248	239
Related income tax benefit	(49)	(49)
	$199	$190
At December 24, 2017, total unrecognized compensation expense related to nonvested restricted stock units granted prior to that date was $1.5 billion, which is expected to be recognized over a weighted-average period of 2.2 years. At December 24, 2017, the Company had 28.8 million restricted stock units outstanding and 9.1 million stock options outstanding.
Recent Accounting Pronouncements.
Share-based Awards: In March 2016, the Financial Accounting Standards Board (FASB) issued new guidance that changed the accounting for share-based awards, including income taxes, classification of awards and classification in the

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

statement of cash flows. The Company adopted the new guidance in the first quarter of fiscal 2018. In accordance with the new guidance, excess tax benefits or deficiencies associated with share-based awards are recognized through earnings when the awards vest or settle, rather than in stockholders’ equity. In the three months ended December 24, 2017, net excess tax benefits associated with share-based awards of $18 million were recognized in the Company’s income tax provision. In addition, cash flows related to excess tax benefits are presented as an operating activity and cash payments made on an employee’s behalf for withheld shares are presented as financing activities, with the prior periods adjusted accordingly. As a result of these changes, amounts for the three months ended December 25, 2016 have been adjusted as follows: net cash provided by operating activities increased by $207 million with a corresponding offset to net cash used in financing activities. The new guidance also impacts the Company’s earnings per share calculation as the estimate of dilutive common share equivalents under the treasury stock method no longer assumes that the estimated tax benefits realized when an award is settled are used to repurchase shares. There was no impact of this change on the Company’s calculation of earnings per share as a result of the net loss for the three months ended December 24, 2017. The Company elected to continue its practice of estimating forfeitures expected to occur in determining the amount of compensation cost to be recognized each period.
Revenue Recognition: In May 2014, the FASB issued new guidance related to revenue recognition, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue as control of goods or services transfers to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. It defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The Company will adopt the new guidance in the first quarter of fiscal 2019 and currently expects to apply the modified retrospective approach, with the cumulative effect of applying the new guidance recognized as an adjustment to the opening retained earnings balance. Given the scope of work required to implement the recognition and disclosure requirements under the new guidance, the Company has made progress in the identification of changes to policy, processes, systems and controls, and the Company continues to assess data availability and presentation necessary to meet the additional disclosure requirements of the guidance in the notes to the consolidated financial statements.
The Company currently expects the adoption of this new guidance to most significantly impact its licensing business. Specifically, the Company expects a change in the timing of revenues recognized from sales-based royalties. The Company currently recognizes sales-based royalties as revenues in the period in which such royalties are reported by licensees, which is after the conclusion of the quarter in which the licensees’ sales occur and when all other revenue recognition criteria are met. Under the new guidance, the Company will be required to estimate and recognize sales-based royalties in the period in which the associated sales occur, resulting in an acceleration of revenue recognition compared to the current method. Upon adoption of the new guidance, licenses to use portions of the Company’s intellectual property portfolio will be considered one performance obligation, and license fees will be recognized as revenues on a straight-line basis over the term of the license agreement, which is similar to the recognition of license revenues under the current guidance. The Company currently accounts for customer incentive arrangements in its licensing and semiconductor businesses, including volume-related and other pricing rebates or cost reimbursements for marketing and other activities involving certain of the Company’s products and technologies, in part based on the maximum potential liability. Under the new guidance, the Company expects to estimate the amount of all customer incentives. The Company does not otherwise expect the adoption of the new guidance will have a material impact on its businesses.
Financial Assets: In January 2016, the FASB issued new guidance on classifying and measuring financial instruments, which requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk be recognized separately in other comprehensive income. Additionally, it changes the disclosure requirements for financial instruments. The new guidance will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted for certain provisions. The Company does not intend to adopt any of the provisions early and is in the process of determining the effects the adoption will have on its consolidated financial statements.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Leases: In February 2016, the FASB issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. Currently, the new guidance must be adopted using the modified retrospective approach, including a number of optional practical expedients that entities may elect to apply, with the cumulative effect of applying the new guidance recognized as an adjustment to the opening retained earnings balance in the earliest period presented. In January 2018, the FASB issued an exposure draft that, if adopted, would allow for recognition of the cumulative effect of applying the new guidance as an adjustment to the opening retained earnings balance in the year of adoption, among other changes. The Company will adopt the new guidance in the first quarter of fiscal 2020 and is in the process of determining the effects the adoption will have on its consolidated financial statements.
Hedge Instruments: In August 2017, the FASB issued new guidance that expands and refines hedge accounting for both financial and non-financial risks, aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements, and includes targeted improvements related to the assessment of hedge effectiveness. The new guidance also modifies disclosure requirements for hedging activities. The new guidance will be effective for the Company starting in the first quarter of fiscal 2020, and early adoption is permitted in any interim period. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt the new guidance early.
Other: In August 2016, the FASB issued new guidance related to the classification of certain cash receipts and cash payments on the statement of cash flows. The new guidance will be effective for the Company beginning in the first quarter of fiscal 2019 on a retrospective basis, and early adoption is permitted. The Company does not intend to adopt the new guidance early and does not expect the effects of the adoption to have a material impact on its consolidated statements of cash flows.
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
Note 2. Composition of Certain Financial Statement Items

Inventories (in millions)
	December 24, 2017	September 24, 2017
Raw materials	$96	$103
Work-in-process	712	799
Finished goods	1,064	1,133
	$1,872	$2,035

Other Current Liabilities (in millions)
	December 24, 2017	September 24, 2017
Customer incentives and other customer-related liabilities	$2,989	$2,804
Accrual for EC fine (Note 6)	1,183	—
Accrual for TFTC fine (Note 6)	156	778
Other	1,021	1,174
	$5,349	$4,756
Other Income, Costs and Expenses. Other expenses in the three months ended December 24, 2017 was comprised of the $1.2 billion charge related to the European Commission (EC) fine (Note 6). Other expenses in the three months ended

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 25, 2016 consisted of a $868 million charge related to the Korea Fair Trade Commission (KFTC) fine and $8 million in restructuring and restructuring-related charges related to the Company’s Strategic Realignment Plan.

Investment and Other Income, Net (in millions)
	Three Months Ended
	December 24, 2017	December 25, 2016
Interest and dividend income	$126	$167
Net realized gains on marketable securities	10	139
Net realized gains on other investments	13	8
Impairment losses on marketable securities	(1)	(122)
Impairment losses on other investments	(8)	(21)
Net (losses) gains on derivative investments	(1)	8
Equity in net (losses) earnings of investees	(21)	3
Net losses on foreign currency transactions	(4)	—
	$114	$182
Note 3. Income Taxes
On December 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act (the Tax Legislation) was enacted in the United States (U.S.). The Tax Legislation significantly revises the U.S. corporate income tax by, among other things, lowering the corporate income tax rate to 21%, implementing a modified territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (the Toll Charge). As a fiscal-year taxpayer, certain provisions of the Tax Legislation impacted the Company in fiscal 2018, including the change in the corporate income tax rate and the Toll Charge, while other provisions will be effective starting at the beginning of fiscal 2019, including the implementation of a modified territorial tax system. The U.S. federal income tax rate reduction was effective as of January 1, 2018. Accordingly, the Company’s federal statutory income tax rate for fiscal 2018 reflects a blended rate of approximately 25%.
Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), given the amount and complexity of the changes in tax law resulting from the Tax Legislation, the Company has not finalized the accounting for the income tax effects of the Tax Legislation. This includes the provisional amounts recorded related to the Toll Charge, the remeasurement of deferred taxes and the change in the Company’s indefinite reinvestment assertion. Further, the Company is in the process of analyzing the effects of new taxes due on certain foreign income, such as GILTI (global intangible low-taxed income), BEAT (base-erosion anti-abuse tax), FDII (foreign-derived intangible income) and limitations on interest expense deductions (if certain conditions apply) that are effective starting in fiscal 2019, and other provisions of the Tax Legislation. The Company has elected to account for GILTI as period costs if and when incurred pursuant to the exposure draft issued by the FASB in January 2018. The impact of the Tax Legislation may differ from this estimate, possibly materially, during the one-year measurement period due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Legislation.
The Company has preliminarily accounted for the effects of the Tax Legislation, which resulted in a charge of $5.9 billion to income tax expense in the first quarter of fiscal 2018, which was comprised of $5.3 billion related to the estimated Toll Charge and $562 million resulting from the estimated impact of remeasurement of U.S. deferred tax assets and liabilities that existed at the end of fiscal 2017 at a lower enacted corporate income tax rate.
The Toll Charge is based on the Company’s post-1986 earnings and profits (E&P) of U.S.-owned foreign subsidiaries for which the Company had previously deferred U.S. income taxes. The total estimated Toll Charge of $5.3 billion was recognized discretely in the first quarter of fiscal 2018 related to cumulative E&P through the end of the first quarter of fiscal 2018. The Company has not yet finalized its calculation of the total post-1986 foreign earnings and profits for the respective foreign subsidiaries. Further, the Toll Charge is based in part on the amount of those earnings held in cash and other specific assets. The Company remeasured its deferred tax assets and liabilities that existed at the end of fiscal 2017 based on the income tax rate at which they are expected to reverse, which primarily assumes the reduced income tax rate of 21%

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

applicable in fiscal 2019, resulting in a reduction to non-current deferred tax assets of $562 million in the first quarter of fiscal 2018.
As of December 24, 2017, the Company no longer considers available cash balances that existed at the end of fiscal 2017 related to undistributed pre-fiscal 2018 earnings and profits of certain U.S.-owned foreign subsidiaries to be indefinitely reinvested and recorded a tax expense of $86 million related to foreign withholding taxes during the first quarter of fiscal 2018. The Company otherwise continues to consider other undistributed earnings of certain U.S.-owned foreign subsidiaries to be indefinitely reinvested based on its current plans for use and/or investment outside of the U.S., and therefore, no liability has been recorded for such taxes. However, as a result of the Tax Legislation, the Company is reassessing its intentions related to its indefinite reinvestment assertion. Should the Company decide to no longer indefinitely reinvest such earnings outside the U.S., the Company would have to adjust the income tax provision in the period such determination is made.
As a result of the Toll Charge imposed by the Tax Legislation, the Company expects to fully utilize all of its unused federal tax credits that existed at the end of fiscal 2017 of $1.1 billion, which resulted in a reduction to non-current deferred tax assets in the first quarter of fiscal 2018, and the federal tax credits that are expected to be generated in fiscal 2018. The Company will elect to pay the Toll Charge, interest free, over a period of eight years, with payments beginning on January 15, 2019. Pursuant to the exposure draft issued by the FASB in January 2018, the Company did not discount the amount of the Toll Charge. The cash amount the Company currently estimates will be paid for the Toll Charge, net of tax credit carryforwards and expected tax credits estimated to be generated in fiscal 2018, is $3.3 billion and was recorded in long-term income taxes payable.
The Company estimates its annual effective income tax rate to be approximately 297% for fiscal 2018, as compared to the 18% effective income tax rate for fiscal 2017, primarily as a result of the estimated charge of $6.0 billion recorded to income tax expense in the first quarter of fiscal 2018 related to the combined effect of the Toll Charge, the remeasurement of deferred tax assets and liabilities and the Company’s decision to no longer indefinitely reinvest certain foreign earnings, all of which resulted from the Tax Legislation. The estimated annual effective tax rate for fiscal 2018 was also impacted by the $1.2 billion fine related to the EC investigation (Note 6) recorded in the first quarter of fiscal 2018, which is not deductible for tax purposes and is attributable to a foreign jurisdiction. Tax benefits from foreign income taxed at rates lower than rates in the U.S. are expected to be approximately 20% in fiscal 2018, compared to 32% in fiscal 2017, primarily due to the lower U.S federal statutory income tax rate enacted by the Tax Legislation, partially offset by lower estimated U.S. revenues primarily related to decreased royalty revenues from Apple’s contract manufacturers. The estimated annual effective tax rate for fiscal 2018 also reflects a blended U.S federal statutory income tax rate of 25% as a result of the Tax Legislation and the increase in the Company’s Singapore tax rate as a result of the expiration of certain of its tax incentives in March 2017. The annual effective tax rate of 18% for fiscal 2017 reflected the KFTC and TFTC fines (Note 6) of $927 million and $778 million, respectively, which were not deductible for tax purposes and were each attributable to the U.S. and foreign jurisdictions.
The effective tax rate for the first quarter of fiscal 2018 was higher than the estimated annual effective tax rate primarily due to the estimated charge of $6.0 billion recorded to income tax expense in the first quarter of fiscal 2018 related to the effects of certain components of the Tax Legislation, as well as the $1.2 billion fine related to the EC investigation.
Unrecognized tax benefits were $342 million and $372 million at December 24, 2017 and September 24, 2017, respectively. The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits at December 24, 2017 may increase or decrease in the next 12 months.
The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions, and is currently under examination by various tax authorities worldwide, most notably in countries where the Company earns a routine return and tax authorities believe substantial value-add activities are performed. These examinations are at various stages with respect to assessments, claims, deficiencies and refunds, many of which are open for periods after fiscal 2000. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts give rise to a revision become known. As of December 24, 2017, the Company believes that adequate amounts have been reserved for based on facts known. However, the final determination of tax audits and any related legal proceedings could materially differ from amounts reflected in the Company’s income tax provision and the related accruals.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4. Stockholders’ Equity
Changes in stockholders’ equity in the three months ended December 24, 2017 were as follows (in millions):

Total Stockholders’ Equity
Balance at September 24, 2017	$30,746
Net loss	(5,953)
Other comprehensive income	2
Common stock issued under employee benefit plans and related tax benefits	142
Share-based compensation	266
Tax withholdings related to vesting of share-based payments	(192)
Dividends	(862)
Stock repurchases	(225)
Balance at December 24, 2017	$23,924
Accumulated Other Comprehensive Income. Changes in the components of accumulated other comprehensive income, net of income taxes, in stockholders’ equity in the three months ended December 24, 2017 were as follows (in millions):

	Foreign Currency Translation Adjustment	Noncredit Other-than-Temporary Impairment Losses and Subsequent Changes in Fair Value for Certain Available-for-Sale Debt Securities	Net Unrealized Gain (Loss) on Other Available-for-Sale Securities	Net Unrealized (Loss) Gain on Derivative Instruments	Other Gains	Total Accumulated Other Comprehensive Income
Balance at September 24, 2017	$147	$23	$218	$(8)	$4	$384
Other comprehensive income (loss) before reclassifications	(5)	—	4	2	—	1
Reclassifications from accumulated other comprehensive income	—	—	—	1	—	1
Other comprehensive income (loss)	(5)	—	4	3	—	2
Balance at December 24, 2017	$142	$23	$222	$(5)	$4	$386
Stock Repurchase Program. On March 9, 2015, the Company announced a stock repurchase program authorizing it to repurchase up to $15 billion of the Company’s common stock. The stock repurchase program has no expiration date. In the three months ended December 24, 2017 and December 25, 2016, the Company repurchased and retired 3.7 million and 6.6 million shares for $225 million and $444 million, respectively, before commissions. At December 24, 2017, $1.4 billion remained authorized for repurchase under the Company’s stock repurchase program.
Dividends. Cash dividends announced in the three months ended December 24, 2017 and December 25, 2016 were $0.57 and $0.53 per share, respectively. Dividends charged to retained earnings in the three months ended December 24, 2017 and December 25, 2016 were $862 million and $801 million, respectively. On January 12, 2018, the Company announced a cash dividend of $0.57 per share on the Company’s common stock, payable on March 21, 2018 to stockholders of record as of the close of business on February 28, 2018.
Note 5. Debt
Revolving Credit Facility. The Company has an Amended and Restated Revolving Credit Facility that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $5.0 billion, of which $530 million and $4.47 billion will expire in February 2020 and November 2021, respectively. Proceeds from the

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amended and Restated Revolving Credit Facility are expected to be used for general corporate purposes. At December 24, 2017 and September 24, 2017, the Company had not borrowed any funds under the Amended and Restated Revolving Credit Facility.
Commercial Paper Program. The Company has an unsecured commercial paper program, which provides for the issuance of up to $5.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. Maturities of commercial paper can range from 1 day to up to 397 days. At December 24, 2017 and September 24, 2017, the Company had $2.0 billion and $999 million, respectively, of outstanding commercial paper recorded as short-term debt with a weighted-average interest rate of 1.28% and 1.19%, respectively, which included fees paid to the commercial paper dealers and weighted-average remaining days to maturity of 36 days and 45 days, respectively. The carrying value of the outstanding commercial paper approximated its estimated fair value at December 24, 2017 and September 24, 2017.
Term Loan Facility. The Company is party to a Credit Agreement that provides for senior unsecured delayed-draw term facility loans in an aggregate amount of $4.0 billion (Term Loan Facility). Proceeds from the Term Loan Facility, if drawn, will be used to finance the proposed acquisition of NXP (Note 8). Commitments under the Term Loan Facility will expire on the first to occur of (i) the consummation of the proposed acquisition of NXP without using loans under the Term Loan Facility, (ii) the termination of Qualcomm River Holdings’s obligation to consummate the proposed acquisition of NXP and (iii) April 25, 2018 (which reflects a second automatic extension of the original expiration date of October 27, 2017 in accordance with the NXP purchase agreement, and as such date may be further extended in accordance with the NXP purchase agreement). At December 24, 2017 and September 24, 2017, the Company had not borrowed any funds under the Term Loan Facility.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term Debt. The following table provides a summary of the Company’s long-term debt (in millions, except percentages):

	December 24, 2017		September 24, 2017
	Amount	Effective Rate	Amount	Effective Rate
May 2015 Notes
Floating-rate three-month LIBOR plus 0.27% notes due May 18, 2018	$250	1.77%	$250	1.65%
Floating-rate three-month LIBOR plus 0.55% notes due May 20, 2020	250	2.04%	250	1.92%
Fixed-rate 1.40% notes due May 18, 2018	1,250	2.22%	1,250	1.93%
Fixed-rate 2.25% notes due May 20, 2020	1,750	2.40%	1,750	2.20%
Fixed-rate 3.00% notes due May 20, 2022	2,000	2.88%	2,000	2.65%
Fixed-rate 3.45% notes due May 20, 2025	2,000	3.46%	2,000	3.46%
Fixed-rate 4.65% notes due May 20, 2035	1,000	4.74%	1,000	4.74%
Fixed-rate 4.80% notes due May 20, 2045	1,500	4.71%	1,500	4.71%
May 2017 Notes
Floating-rate three-month LIBOR plus 0.36% notes due May 20, 2019	750	1.92%	750	1.80%
Floating-rate three-month LIBOR plus 0.45% notes due May 20, 2020	500	1.98%	500	1.86%
Floating-rate three-month LIBOR plus 0.73% notes due January 30, 2023	500	2.17%	500	2.11%
Fixed-rate 1.85% notes due May 20, 2019	1,250	2.00%	1,250	2.00%
Fixed-rate 2.10% notes due May 20, 2020	1,500	2.19%	1,500	2.19%
Fixed-rate 2.60% notes due January 30, 2023	1,500	2.70%	1,500	2.70%
Fixed-rate 2.90% notes due May 20, 2024	1,500	3.01%	1,500	3.01%
Fixed-rate 3.25% notes due May 20, 2027	2,000	3.46%	2,000	3.46%
Fixed-rate 4.30% notes due May 20, 2047	1,500	4.47%	1,500	4.47%
Total principal	21,000		21,000
Unamortized discount, including debt issuance costs	(102)		(106)
Hedge accounting fair value adjustments	(20)		—
Total	$20,878		$20,894
Reported as:
Short-term debt	$1,497		$1,496
Long-term debt	19,381		19,398
Total	$20,878		$20,894
The Company’s 2019 floating-rate notes, 2020 floating-rate notes, 2019 fixed-rate notes and 2020 fixed-rate notes issued in May 2017 for an aggregate principal amount of $4.0 billion are subject to a special mandatory redemption at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest to, but excluding, the date of such mandatory redemption. The redemption is required on the first to occur of (i) the termination of the NXP purchase agreement or (ii) April 25, 2018 (which reflects a second automatic extension of the original expiration date of October 27, 2017 in accordance with the NXP purchase agreement, and as such date may be further extended in accordance with the NXP purchase agreement to a date on or prior to June 1, 2018). The Company may redeem the fixed-rate notes at any time in whole, or from time to time in part, at specified make-whole premiums as defined in the applicable form of note. The Company may not redeem the other floating-rate notes prior to maturity. The obligations under the notes rank equally in right of payment with all of the Company’s other senior unsecured indebtedness and will effectively rank junior to all liabilities of the Company’s subsidiaries. At December 24, 2017 and September 24, 2017, the aggregate fair value of the notes, based on Level 2 inputs, was approximately $20.9 billion and $21.5 billion, respectively.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

recognized in earnings in interest expense in the current period. The Company did not enter into similar interest rate swaps in connection with issuance of the May 2017 Notes.
The effective interest rates for the notes include the interest on the notes, amortization of the discount, which includes debt issuance costs, and if applicable, adjustments related to hedging. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes. Cash interest paid related to the Company’s commercial paper program and long-term debt, net of cash received from the related interest rate swaps, was $257 million and $134 million in the three months ended December 24, 2017 and December 25, 2016.
Debt Covenants. The Amended and Restated Revolving Credit Facility and the Term Loan Facility require that the Company comply with certain covenants, including one financial covenant to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization to consolidated interest expense, as defined in each of the respective agreements, of not less than three to one at the end of each fiscal quarter. The Company is not subject to any financial covenants under the notes nor any covenants that would prohibit the Company from incurring additional indebtedness ranking equal to the notes, paying dividends, issuing securities or repurchasing securities issued by it or its subsidiaries. At December 24, 2017 and September 24, 2017, the Company was in compliance with the applicable covenants under each facility outstanding at such time.
Note 6. Commitments and Contingencies
Legal and Regulatory Proceedings.
ParkerVision, Inc. v. QUALCOMM Incorporated: On May 1, 2014, ParkerVision filed a complaint against the Company in the United States District Court for the Middle District of Florida alleging that certain of the Company’s products infringe certain ParkerVision patents. On August 21, 2014, ParkerVision amended the complaint, now captioned ParkerVision, Inc. v. QUALCOMM Incorporated, Qualcomm Atheros, Inc., HTC Corporation, HTC America, Inc., Samsung Electronics Co., LTD., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC, broadening the allegations. ParkerVision alleged that the Company infringes 11 ParkerVision patents and seeks damages and injunctive and other relief. On December 3, 2015, ParkerVision dismissed six patents from the lawsuit and granted the Company and all other defendants a covenant not to assert those patents against any existing products. On February 2, 2016, after agreement among the parties, the District Court stayed the remainder of the case pending the resolution of the complaint filed by ParkerVision against the Company and other parties with the United States International Trade Commission (ITC) described below. Subsequently, ParkerVision announced that it had reached a settlement with Samsung which dismissed the Samsung entities from the District Court case. The Company had previously filed Inter-Partes Review petitions with the United States Patent and Trademark Office (USPTO) to invalidate all asserted claims of several of the remaining patents. On March 7, 2017, the USPTO decided in the Company’s favor with respect to all asserted claims of one such patent. After the ITC action described below was closed, and upon agreement among the parties, on May 24, 2017, the District Court further stayed the District Court case pending ParkerVision’s appeal of the USPTO’s invalidation decisions.
On December 14, 2015, ParkerVision filed another complaint against the Company in the United States District Court for the Middle District of Florida alleging patent infringement. Apple Inc., Samsung Electronics Co., LTD., Samsung Electronics America, Inc., Samsung Telecommunications America, LLC, Samsung Semiconductor, Inc., LG Electronics, Inc., LG Electronics U.S.A., Inc. and LG Electronics MobileComm U.S.A., Inc. are also named defendants. The complaint asserts that certain of the Company’s products infringe four additional ParkerVision patents and seeks damages and other relief. On December 15, 2015, ParkerVision filed a complaint with the ITC pursuant to Section 337 of the Tariff Act of 1930 against the same parties asserting the same four patents. The complaint seeks an exclusion order barring the importation of products that use either of two Company transceivers or one Samsung transceiver and a cease and desist order preventing the Company and the other defendants from carrying out commercial activities within the United States related to such products. On January 13, 2016, the Company served its answer to the District Court complaint. On January 15, 2016, the ITC instituted an investigation. On February 12, 2016, the District Court case was stayed pending completion of the ITC investigation. Subsequently, ParkerVision announced that it had reached a settlement with Samsung which dismissed the Samsung entities from the ITC investigation and related District Court case. On February 2, 2017, the ITC granted ParkerVision’s motion to drop all but one patent and one accused product from the ITC investigation. On March 12, 2017, one day before the ITC hearing was scheduled to begin, ParkerVision moved to withdraw its ITC complaint in its entirety. The Company and the other defendants did not oppose the withdrawal of the complaint. On April 28, 2017, the ITC formally closed the investigation. On May 4, 2017, ParkerVision filed a motion to reopen the related District Court Case, and on May 26, 2017, the District Court granted the motion. Briefing for claim construction is complete, but no dates have been set for a claim construction hearing or trial.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
On April 10, 2017, the Company filed its Answer and Counterclaims (amended on May 24, 2017) in response to Apple’s complaint denying Apple’s claims and asserting claims against Apple. The counterclaims against Apple include tortious interference with the Company’s long-standing Subscriber Unit License Agreements (SULAs) with third-party contract manufacturers of Apple devices, causing those contract manufacturers to withhold certain royalty payments owed to the Company and violate their audit obligations; breach of contract and the implied covenant of good faith and fair dealing relating to the parties’ Cooperation Agreement; unjust enrichment and declaratory relief relating to the Cooperation Agreement; breach of contract based on Apple’s failure to pay amounts owed to the Company under a Statement of Work relating to a high-speed feature of the Company’s chipsets; breach of the parties’ software agreement; and violation of California Unfair Competition Law based on Apple’s threatening the Company to prevent it from promoting the superior performance of the Company’s own chipsets. The Company also seeks declaratory judgments that the Company has satisfied its FRAND commitments with respect to Apple, and that the Company’s SULAs with the contract manufacturers do not violate either competition law or the Company’s FRAND commitments. On June 19, 2017, Apple filed a Partial Motion to Dismiss the Company’s counterclaim for violation of the California Unfair Competition Law. The court granted that motion on November 8, 2017. On June 20, 2017, Apple filed an Answer and Affirmative Defenses to the rest of the Company’s counterclaims, and also filed an Amended Complaint reiterating all of the original claims and adding claims for declaratory judgments of invalidity of the nine patents that are subject to declaratory judgment claims in the original complaint, adding new declaratory judgment claims for non-infringement, invalidity and a declaration of royalties for nine more patents. Apple also added claims for declaratory judgments that certain of the Company’s agreements are unenforceable. On July 21, 2017, the Company filed an Answer to Apple’s Amended Complaint as well as a motion to dismiss the new declaratory judgment claims for non-infringement, invalidity and a declaration of royalties for the nine additional patents. The court granted the Company’s motion on November 8, 2017. On July 18, 2017, Apple filed a motion to consolidate this action with QUALCOMM Incorporated v. Compal Electronics, Inc., et al., discussed below, and on September 13, 2017, the court granted that motion. Fact discovery is set to close in these cases on May 11, 2018. A final pretrial conference is scheduled for September 28, 2018. The trials have not yet been scheduled.
On January 23, 2017, an Apple subsidiary in China filed two complaints against the Company in the Beijing Intellectual Property Court. On March 31, 2017, the court granted an application by Apple Inc. to join the actions as a plaintiff, and Apple amended the complaints. One of the complaints alleges a violation of China’s Anti-Monopoly Law (AML complaint); the other complaint requests a determination of the terms of a patent license between the Company and Apple (FRAND complaint). The AML complaint alleges that (i) the Company has abused its dominant position in communication standard-essential patents licensing markets and certain global baseband chipset markets by charging and offering royalty terms that were excessively high; (ii) the Company refused to license certain implementers of standardized technologies, including Apple and baseband chipset manufacturers; (iii) the Company forced Apple to use only the Company’s products and services; and (iv) the Company bundled licenses to standard-essential patents with licenses to non-standard-essential patents and imposed other unreasonable or discriminatory trading terms on Apple in violation of the AML. The AML complaint seeks a decree that the Company cease the alleged abuse of dominance, as well as damages in the amount of 1 billion Chinese Renminbi (approximately $152 million based on the exchange rate on December 24, 2017). The FRAND complaint makes

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

allegations similar to the AML complaint and further alleges that the Company refused to offer licensing terms for the Company’s cellular standard-essential patents consistent with the Company’s FRAND licensing commitments and failed to provide to Apple certain information about the Company’s patents. The FRAND complaint seeks (i) a declaration that the license terms offered to Apple by the Company for its mobile communication standard essential patents are not compliant with FRAND; (ii) an order that the Company cease its actions that allegedly violate the Company’s FRAND obligations, including pricing on unfair, unreasonable and excessive terms, refusing to deal, imposing unreasonable trade conditions and failing to provide information on the Company’s patents; and (iii) a determination of FRAND-compliant license terms for the Company’s Chinese standard-essential patents. Apple also seeks its expenses in each of the cases. On August 3, 2017, the Company received three additional complaints filed by an Apple subsidiary and Apple Inc. against the Company in the Beijing Intellectual Property Court. The complaints seek declaratory judgments of non-infringement of three Qualcomm patents. The Company has filed jurisdictional and other objections to the complaints.
On February 16, 2017, Apple and one of its Japanese subsidiaries filed four complaints against the Company in the Tokyo District Court. In three of the complaints, Apple seeks declaratory judgment of non-infringement by Apple of three of the Company’s patents. Apple further seeks a declaration that the Company’s patent rights with respect to those three patents are exhausted by the Company’s SULAs with the contract manufacturers of Apple’s devices as well as the Company’s sale of baseband chipsets. Apple also seeks an award of fees. On January 30, 2018, the court dismissed one of the complaints, finding that Apple lacked standing based on the facts it alleged in that complaint. The court has yet to rule on whether Apple has standing in the remaining complaints. On May 15, 2017, the Company learned of the fourth complaint. In that complaint, Apple and one of its Japanese subsidiaries seek damages of 100 million Japanese Yen (approximately $1 million based on the exchange rate on December 24, 2017) from the Company, based on allegations that the Company violated the Japanese Antimonopoly Act and the Japanese Civil Code. In particular, the fourth complaint alleges that (i) the Company holds a monopoly position in the market for baseband processor chipsets that implement certain cellular standards; (ii) the Company collects double royalties through its license agreements and the sale of chipsets; (iii) the Company refused to grant Apple a license on FRAND terms and forced Apple to execute a rebate agreement under unreasonable conditions; (iv) the Company refused to grant Apple a direct license; and (v) the Company demanded a license fee based on the market value of the total device. The Company has filed jurisdictional and other objections to all four of the complaints.
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
On April 20, 2017, the Company was informed that on April 18, 2017, Apple and one of its Taiwanese subsidiaries filed a complaint against the Company in the Taiwan Intellectual Property Court alleging that the Company has abused a dominant market position in licensing wireless standard-essential patents and selling baseband chipsets, including improper pricing, refusal to deal, exclusive dealing, tying, imposing unreasonable trade terms and discriminatory treatment. The complaint seeks rulings that the Company not use the sales price of the terminal device as the royalty base for standard-essential patents; not leverage its cellular standard-essential patents to obtain licenses of its non-standard-essential patents or demand cross-licenses without proper compensation; not refuse, reduce, delay or take any other action to limit the supply of its baseband chipsets to non-licensees; that the Company must license its standard-essential patents on FRAND terms; and that the Company shall not, based on standard-essential patents, seek injunctions. The complaint also seeks damages of 10 million Taiwan Dollars (less than $1 million based on the exchange rate on December 24, 2017), among other relief.
On November 30, 2017, Apple and certain of its Chinese subsidiaries filed three patent infringement complaints against the Company in the Beijing Intellectual Property Court. Apple seeks damages and costs. The Company has filed jurisdictional objections to the complaints.
The Company believes Apple’s claims in the above matters are without merit.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

QUALCOMM Incorporated v. Compal Electronics, Inc. et al.: On May 17, 2017, the Company filed a complaint in the United States District Court for the Southern District of California against Compal Electronics, Inc. (Compal), FIH Mobile, Ltd., Hon Hai Precision Industry Co., Ltd. (together with FIH Mobile, Ltd., Foxconn), Pegatron Corporation (Pegatron) and Wistron Corporation (Wistron) asserting claims for injunctive relief, specific performance, declaratory relief and damages stemming from the defendants’ breach of contracts by ceasing the payment of royalties for iPhones and other devices which they manufacture for Apple. On July 17, 2017, Compal, Foxconn, Pegatron and Wistron each filed third-party complaints for contractual indemnity against Apple seeking to join Apple as a party to the action. On July 18, 2017, Apple filed an answer to these third party complaints acknowledging its indemnity agreements and consenting to be joined. On July 18, 2017, the defendants filed an Answer and Counterclaims to the complaint, asserting defenses and counterclaims similar to allegations previously made by Apple in the Apple Inc. v. QUALCOMM Incorporated case in the Southern District of California discussed above. In addition, the defendants asserted certain new claims, including claims under Section 1 of the Sherman Act and California’s Cartwright Act. The defendants seek damages, declaratory relief, injunctive relief, restitution of certain royalties and other relief. On July 18, 2017, Apple filed a motion to consolidate this action with the Apple Inc. v. QUALCOMM Incorporated case in the Southern District of California. On September 13, 2017, the court granted Apple’s consolidation motion. Fact discovery is set to close in these cases on May 11, 2018. A final pretrial conference is scheduled for September 28, 2018. The trials have not yet been scheduled.
The Company believes Compal’s, Foxconn’s, Pegatron’s and Wistron’s claims in the above matter are without merit.
QUALCOMM Incorporated v. Apple Inc.: On July 6, 2017, the Company filed a complaint against Apple in the United States District Court for the Southern District of California asserting claims for damages and injunctive relief for infringement of six of the Company’s patents directed to a variety of features found in iPhone models. On July 7, 2017, the Company filed a complaint against Apple in the United States International Trade Commission (ITC) requesting that the ITC institute an investigation pursuant to Section 337 of the Tariff Act of 1930 based on Apple’s infringement of the same six patents. The Company is seeking a limited exclusion order and cease and desist order against importation of iPhone models that do not contain a Qualcomm brand baseband processor. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. Apple filed an Answer and Counterclaims in the District Court case on September 26, 2017, but no schedule has been set in that case. On November 29, 2017, Apple filed a First Amended Answer and Counterclaims asserting that the Company’s Snapdragon processors infringe eight Apple patents. On August 8, 2017, the ITC issued a notice of institution of an investigation. On August 25, 2017, the Company withdrew allegations as to one patent in both the ITC investigation and the District Court case. A claim construction hearing and technology tutorial was held in the ITC investigation on January 23, 2018. The ITC investigation is scheduled for evidentiary hearing by the Administrative Law Judge (ALJ) from June 18-26, 2018. The ALJ’s Initial Determination on the merits is due on September 14, 2018, and the target date for final determination by the ITC is set for January 14, 2019. A case management conference in the district court case was held on January 26, 2018. No trial date has been set.
On November 1, 2017, the Company filed a complaint against Apple in San Diego Superior Court for breach of the Master Software Agreement between the companies. The complaint recounts instances when Apple failed to protect the Company’s software as required by the agreement and failed to provide sufficient information to which the Company is entitled under the agreement in order to understand whether other breaches have occurred. The complaint seeks specific performance of Apple’s obligations to cooperate with an audit of its handling of the Company’s software, damages and injunctive relief. Apple filed its Answer to the Complaint on December 29, 2017. A case management conference is scheduled for July 20, 2018. No trial date has yet been set.
On November 29, 2017, the Company filed three additional complaints against Apple in the United States District Court for the Southern District of California alleging infringement of a total of 16 of the Company’s patents. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. The complaints seek damages and injunctive relief. No case schedules have yet been set. On January 22, 2018, Apple filed Answers and Counterclaims in each of these cases seeking declaratory judgments that the asserted patents are invalid and/or not infringed. Case management conferences have been set for February 7, 2018 and March 1, 2018. No trial dates have been set.
On November 30, 2017, the Company filed a complaint in the ITC accusing certain Apple products of infringing five of the Company’s patents. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. The Company seeks a limited exclusion order and cease and desist order against importation of iPhone models that do not contain a Qualcomm brand baseband processor. On January 2, 2018, the ITC instituted an investigation.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
On November 13, 2017, the Company filed three complaints against certain of Apple’s subsidiaries in the Beijing (China) High People’s Court, asserting infringement of three patents. The complaints seek remedies including injunctive relief, damages and costs. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. On December 19, 2017, Apple’s subsidiaries filed invalidation requests with the Chinese Patent Review Board (PRB) for each of the three asserted patents. PRB hearings regarding the validity of the patents are expected to begin in April 2018.
On November 15, 2017, the Company filed three complaints against certain of Apple’s subsidiaries in the Fuzhou (China) Intermediate People’s Court, asserting infringement of three patents. The complaints seek remedies including injunctive relief and costs. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. The court has set hearings on the merits of infringement to begin on August 16, 2018 for one of the cases and August 18, 2018 for the other two cases. Apple’s subsidiaries filed invalidation requests with the Chinese Patent Review Board (PRB) on December 8, 2017 for one of the patents and December 11, 2017 for the other two patents. PRB hearings regarding the validity of the patents are expected to begin in April 2018.
On January 12, 2018, the Company filed three additional complaints against Apple and certain of its subsidiaries in the Fuzhou (China) Intermediate People’s Court, asserting infringement of three additional patents. The complaints seek remedies including injunctive relief and costs. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms.
Also on January 12, 2018, the Company filed three complaints against certain of Apple’s subsidiaries in the Jiangsu (China) High People’s Court, asserting infringement of three patents. The complaints seek remedies including injunctive relief, damages and costs. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms.
3226701 Canada, Inc. v. QUALCOMM Incorporated et al: On November 30, 2015, plaintiffs filed a securities class action complaint against the Company and certain of its current and former officers in the United States District Court for the Southern District of California. On April 29, 2016, plaintiffs filed an amended complaint. On January 27, 2017, the court dismissed the amended complaint in its entirety, granting leave to amend. On March 17, 2017, plaintiffs filed a second amended complaint, alleging that the Company and certain of its current and former officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and misleading statements regarding the Company’s business outlook and product development between November 19, 2014 and July 22, 2015. The second amended complaint sought unspecified damages, interest, attorneys’ fees and other costs. On May 8, 2017, the Company filed a motion to dismiss the second amended complaint. On October 20, 2017, the court entered an order granting in part the Company’s motion to dismiss, and on November 29, 2017, the court entered an order granting the remaining portions of the Company’s motion to dismiss. On December 28, 2017, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The Company believes the plaintiffs’ claims are without merit.
Consolidated Securities Class Action Lawsuit: On January 23, 2017 and January 26, 2017, respectively, two securities class action complaints were filed by purported stockholders of the Company in the United States District Court for the Southern District of California against the Company and certain of its current and former officers and directors. The complaints alleged, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with certain allegations that the Company is or was engaged in anticompetitive conduct. The complaints sought unspecified damages, interest, fees and costs. On May 4, 2017, the court consolidated the two actions and appointed lead plaintiffs. On

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

July 3, 2017, the lead plaintiffs filed a consolidated amended complaint asserting the same basic theories of liability and requesting the same basic relief. On September 1, 2017, the defendants filed a motion to dismiss the consolidated amended complaint. The court has not yet ruled on the motion. The Company believes the plaintiffs’ claims are without merit.
Consumer Class Action Lawsuit: Since January 18, 2017, a number of consumer class action complaints have been filed against the Company in the United States District Courts for the Southern and Northern Districts of California, each on behalf of a putative class of purchasers of cellular phones and other cellular devices. Twenty-two such cases remain outstanding. In April 2017, the Judicial Panel on Multidistrict Litigation transferred the cases that had been filed in the Southern District of California to the Northern District of California. On May 15, 2017, the court entered an order appointing the plaintiffs’ co-lead counsel, and on May 25, 2017, set a trial date of April 29, 2019. On July 11, 2017, plaintiffs filed a consolidated amended complaint alleging that the Company violated California and federal antitrust and unfair competition laws by, among other things, refusing to license standard-essential patents to its competitors, conditioning the supply of certain of its baseband chipsets on the purchaser first agreeing to license the Company’s entire patent portfolio, entering into exclusive deals with companies including Apple Inc., and charging unreasonably high royalties that do not comply with the Company’s commitments to standard setting organizations. The complaint seeks unspecified damages and disgorgement and/or restitution, as well as an order that the Company be enjoined from further unlawful conduct. On August 11, 2017, the Company filed a motion to dismiss the consolidated amended complaint. On November 10, 2017, the court denied the Company’s motion to dismiss the consolidated amended complaint, except to the extent that certain claims seek damages under the Sherman Antitrust Act. The Company believes the plaintiffs’ claims are without merit.
Canadian Consumer Class Action Lawsuits: Since November 9, 2017, four consumer class action complaints have been filed against the Company in Canada (two in the Ontario Superior Court of Justice, one in the Superior Court of Quebec and one in the Supreme Court of British Columbia) alleging various violations of Canadian competition and consumer protection laws. The claims are similar to those in the FTC and U.S. consumer class action complaints. The complaints seek unspecified damages. The Company has not yet answered the complaints.
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
Korea Fair Trade Commission (KFTC) Investigation: On March 17, 2015, the KFTC notified the Company that it was conducting an investigation of the Company relating to the Korean Monopoly Regulation and Fair Trade Act (MRFTA). On December 27, 2016, the KFTC announced that it had reached a decision in the investigation, finding that the Company violated provisions of the MRFTA. On January 22, 2017, the Company received the KFTC’s formal written decision, which found that the following conducts violate the MRFTA: (i) refusing to license, or imposing restrictions on licenses for, cellular communications standard-essential patents with competing modem chipset makers; (ii) conditioning the supply of modem chipsets to handset suppliers on their execution and performance of license agreements with the Company; and (iii) coercing agreement terms including portfolio license terms, royalty terms and free cross-grant terms in executing patent license agreements with handset makers. The KFTC’s decision orders the Company to: (i) upon request by modem chipset companies, engage in good-faith negotiations for patent license agreements, without offering unjustifiable conditions, and if

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

necessary submit to a determination of terms by an independent third party; (ii) not demand that handset companies execute and perform under patent license agreements as a precondition for purchasing modem chips; (iii) not demand unjustifiable conditions in the Company’s license agreements with handset companies, and upon request renegotiate existing patent license agreements; and (iv) notify modem chipset companies and handset companies of the decision and order imposed on the Company and report to the KFTC new or amended agreements. According to the KFTC’s decision, the foregoing will apply to transactions between the Company and the following enterprises: (i) handset manufacturers headquartered in Korea and their affiliate companies; (ii) enterprises that sell handsets in or to Korea and their affiliate companies; (iii) enterprises that supply handsets to companies referred in (ii) above and the affiliate companies of such enterprises; (iv) modem chipset manufacturers headquartered in Korea and their affiliate companies; and (v) enterprises that supply modem chipsets to companies referred in (i), (ii) or (iii) above and the affiliate companies of such enterprises. The KFTC’s decision also imposed a fine of approximately 1.03 trillion Korean Won (approximately $927 million), which was paid on March 30, 2017. The Company believes that its business practices do not violate the MRFTA, and on February 21, 2017 filed an action in the Seoul High Court to cancel the KFTC’s decision. On the same day, the Company filed an application with the Seoul High Court to stay the decision’s remedial order pending the Seoul High Court’s final judgment on the Company’s action to cancel the KFTC’s decision. On September 4, 2017, the Seoul High Court denied the Company’s application to stay the remedial order, and on November 27, 2017, the Korea Supreme Court dismissed the Company’s appeal of the Seoul High Court’s decision on the application to stay. The Seoul High Court has not ruled on the Company’s action to cancel the KFTC’s decision.
Icera Complaint to the European Commission (EC): On June 7, 2010, the EC notified and provided the Company with a redacted copy of a complaint filed with the EC by Icera, Inc. (subsequently acquired by Nvidia Corporation) alleging that the Company has engaged in anticompetitive activity. The Company was asked by the EC to submit a preliminary response to the portions of the complaint disclosed to it, and the Company submitted its response in July 2010. Subsequently, the Company provided additional documents and information as requested by the EC. On July 16, 2015, the EC announced that it had initiated formal proceedings in this matter. On December 8, 2015, the EC announced that it had issued a Statement of Objections expressing its preliminary view that between 2009 and 2011, the Company engaged in predatory pricing by selling certain baseband chipsets to two customers at prices below cost, with the intention of hindering competition. A Statement of Objections informs the subject of the investigation of the allegations against it and provides an opportunity to respond to such allegations. It is not a determination of the final outcome of the investigation. On August 15, 2016, the Company submitted its response to the Statement of Objections. If a violation is found, a broad range of remedies is potentially available to the EC, including imposing a fine and/or injunctive relief prohibiting or restricting certain business practices. It is difficult to predict the outcome of this matter or what remedies, if any, may be imposed by the EC. The Company believes that its business practices do not violate the European Union (EU) competition rules.
European Commission (EC) Investigation: On October 15, 2014, the EC notified the Company that it was conducting an investigation of the Company relating to Articles 101 and/or 102 of the Treaty on the Functioning of the European Union (TFEU). On July 16, 2015, the EC announced that it had initiated formal proceedings in this matter. On December 8, 2015, the EC announced that it had issued a Statement of Objections expressing its preliminary view that pursuant to an agreement with a customer, since 2011 the Company paid significant amounts to that customer on condition that it exclusively use the Company’s baseband chipsets in its smartphones and tablets. This conduct allegedly reduced the customer’s incentives to source chipsets from the Company’s competitors and harmed competition and innovation for certain baseband chipsets. On January 24, 2018, the EC issued a decision finding that certain terms of that agreement violate EU competition law and imposed a fine of approximately 997 million Euros (approximately $1.2 billion based on the exchange rate at December 24, 2017), which was recorded as a charge to other expenses in the first quarter of fiscal 2018. The Company intends to provide a financial guarantee within three months of the notification date to satisfy the obligation and to appeal the EC’s decision to the General Court of the European Union. The Company believes that its business practices do not violate the EU competition rules.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

injunction against the Company’s alleged violations of the FTCA and other unspecified ancillary equitable relief. On April 19, 2017, the court set a trial date for January 4, 2019. The Company believes the FTC’s claims are without merit.
Taiwan Fair Trade Commission (TFTC) Investigation: On December 4, 2015, the TFTC notified the Company that it was conducting an investigation into whether the Company’s patent licensing practices violate the Taiwan Fair Trade Act (TFTA). On April 27, 2016, the TFTC specified that the allegations under investigation included whether: (i) the Company jointly licensed its patents rather than separately licensing standard-essential patents and non-standard-essential patents; (ii) the Company’s royalty charges are unreasonable; (iii) the Company unreasonably required licensees to grant it cross-licenses; (iv) the Company failed to provide lists of licensed patents to licensees; (v) the Company violated a FRAND licensing commitment by declining to grant licenses to chipset makers; (vi) the Company declined to sell chipsets to unlicensed potential customers; and (vii) the Company provided royalty rebates to certain companies in exchange for their exclusive use of the Company’s chipsets. On October 11, 2017, the TFTC announced that it had reached a decision in the investigation, finding that the Company violated the TFTA. On October 23, 2017, the Company received TFTC’s formal written decision, which found that the following conducts violate the TFTA: (i) refusing to license and demanding restrictive covenants from chip competitors; (ii) refusing to supply baseband processors to companies that do not have an executed license; and (iii) providing a royalty discount to Apple in exchange for its exclusive use of the Company’s chipsets. The TFTC’s decision orders the Company to: (1) cease the following conduct within 60 days of the day after receipt of the decision: (a) applying the clauses in an agreement entered into with a competing chip supplier requesting it to provide sensitive sales information such as chip prices, customers, sales volumes, product types and serial numbers; (b) applying clauses in component supply agreements entered into with handset manufacturers relating to the refusal to sell chips to unlicensed manufacturers; and (c) applying discount clauses in the exclusive agreement entered into with a relevant enterprise; (2) notify competing chip companies and handset manufacturers in writing within 30 days after receipt of the decision that those companies may request to amend or enter into patent license agreements and other relevant agreements within 60 days of the day following the day such notices are received, and upon receipt of such requests, the Company shall commence negotiation in good faith; (3) submit status reports to the TFTC on any such negotiations every six months beginning from the day after receipt of the decision, as well as to submit a report to the TFTC within 30 days after amendments to any license agreements or newly signed license agreements are executed. The TFTC’s decision also imposed a fine of 23.4 billion Taiwan Dollars (approximately $781 million based on the exchange rate at December 24, 2017), which will be paid in 60 monthly installments beginning on January 30, 2018. The Company recorded $156 million of the fine in other current liabilities and $625 million in other liabilities at December 24, 2017. The Company believes that its business practices do not violate the TFTA, and on November 10, 2017, the Company filed an Application for Stay of Enforcement of the TFTC’s decision in the Taiwan Intellectual Property Court (IPC). The TFTC filed an opposition brief on December 8, 2017, and the IPC held a hearing on December 11, 2017. The IPC has not yet ruled on the Company’s Application. On December 22, 2017, the Company filed an Administrative Litigation Complaint in the IPC to revoke the TFTC’s decision. TFTC has not yet filed its response.
Contingent losses: The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. Other than with respect to the TFTC and EC fines, the Company has not recorded any accrual at December 24, 2017 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in numerous other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.
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
Through December 24, 2017, the Company has received a number of claims from its direct and indirect customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

property rights by its products. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at December 24, 2017 associated with these indemnification arrangements based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time.
Purchase Obligations and Operating Leases. The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Integrated circuit product inventory obligations represent purchase commitments for raw materials, semiconductor die, finished goods and manufacturing services, such as wafer bump, probe, assembly and final test. Under the Company’s manufacturing relationships with its foundry suppliers and assembly and test service providers, cancelation of outstanding purchase commitments is generally allowed but requires payment of costs incurred through the date of cancelation, and in some cases, incremental fees related to capacity underutilization.
The Company leases certain of its land, facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 21 years and with provisions in certain leases for cost-of-living increases.
Obligations under these purchase agreements and future minimum lease payments under these operating leases at December 24, 2017 were as follows:

	Integrated Circuit Purchase Obligations	Other Purchase Obligations	Operating Leases
Remainder of fiscal 2018	$2,946	$884	$85
2019	846	241	105
2020	272	159	79
2021	71	56	59
2022	26	11	39
Thereafter	—	3	18
Total	$4,161	$1,354	$385
Other Commitments. At December 24, 2017, the Company was committed to fund certain strategic investments up to $433 million, of which $65 million and $61 million is expected to be funded in the remainder of fiscal 2018 and fiscal 2021, respectively. The remaining commitments do not have fixed funding dates and are subject to certain conditions. Commitments represent the maximum amounts to be funded under these arrangements; actual funding may be in lesser amounts or not at all.
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
The Company evaluates the performance of its segments based on earnings (loss) before income taxes (EBT). In fiscal 2018, all of the costs related to pre-commercial research and development of 5G (fifth generation) technology, of which $100 million was recorded in the three months ended December 24, 2017, are included in unallocated corporate research and development expenses, whereas similar costs related to the research and development of other technology, including 3G (third generation) and 4G (fourth generation) technology, were recorded in both the QCT and QTL segments.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents revenues, EBT and total assets for reportable segments (in millions):

	Three Months Ended
	December 24, 2017	December 25, 2016
Revenues
QCT	$4,651	$4,101
QTL	1,299	1,811
QSI	30	14
Reconciling items	88	73
Total	$6,068	$5,999
EBT
QCT	$955	$724
QTL	887	1,532
QSI	11	(17)
Reconciling items	(1,880)	(1,369)
Total	$(27)	$870

	December 24, 2017	September 24, 2017
Assets
QCT	$3,134	$3,830
QTL	1,693	1,735
QSI	1,159	1,037
Reconciling items	58,365	58,884
Total	$64,351	$65,486
Reconciling items for revenues and EBT in the previous table were as follows (in millions):

	Three Months Ended
	December 24, 2017	December 25, 2016
Revenues
Nonreportable segments	$88	$73
	$88	$73
EBT
Unallocated cost of revenues	$(117)	$(95)
Unallocated research and development expenses	(280)	(269)
Unallocated selling, general and administrative expenses	(161)	(145)
Unallocated other expenses	(1,183)	(876)
Unallocated interest expense	(170)	(89)
Unallocated investment and other income, net	124	184
Nonreportable segments	(93)	(79)
	$(1,880)	$(1,369)
Unallocated other expenses in the three months ended December 24, 2017 were comprised of the EC fine (Note 6). Unallocated other expenses in the three months ended December 25, 2016 were comprised primarily of the KFTC fine (Note 6).

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unallocated acquisition-related expenses were comprised as follows (in millions):

	Three Months Ended
	December 24, 2017	December 25, 2016
Cost of revenues	$106	$84
Research and development expenses	2	3
Selling, general and administrative expenses	76	61
Note 8. Acquisitions
Completed. On February 3, 2017 (the Closing Date), the Company and TDK Corporation (TDK) completed the formation of a joint venture, under the name RF360 Holdings Singapore Pte. Ltd. (RF360 Holdings), to enable delivery of radio frequency front-end (RFFE) modules and radio frequency (RF) filters into fully integrated products for mobile devices and Internet of Things (IoT) applications, among others. The joint venture is owned 51% by Qualcomm Global Trading Pte. Ltd. (Qualcomm Global Trading), a Singapore corporation and wholly-owned subsidiary of the Company, and 49% by EPCOS AG (EPCOS), a German wholly-owned subsidiary of TDK. Qualcomm Global Trading has the option to acquire (and EPCOS has an option to sell) EPCOS’s interest in the joint venture for $1.15 billion (Settlement Amount) 30 months after the Closing Date (the Put and Call Option). The Put and Call Option was recorded as a liability at fair value at close and included in other noncurrent liabilities. The liability is being accreted to the Settlement Amount, with the offset recorded as interest expense. The carrying value of the Put and Call Option approximated its estimated fair value at December 24, 2017 and September 24, 2017. EPCOS is entitled to up to a total of $200 million in payments based on sales of RF filter functions over the three-year period after the Closing Date, which is a substitute for and in lieu of the right of EPCOS to receive any profit sharing, distributions, dividends or other payments of any kind or nature.
The total purchase price consisted of the following (in millions):

Cash paid to TDK at close	$1,463
Fair value of Put and Call Option	1,112
Fair value of contingent consideration and other deferred payments	496
Total purchase price	$3,071
The allocation of the purchase price to the assets acquired and liabilities assumed was completed as of December 24, 2017. The major classes of assets and liabilities to which we allocated the purchase price based on their fair values were as follows (in millions):

Cash and cash equivalents	$306
Accounts receivable	303
Inventories	260
Intangible assets subject to amortization:
Technology-based intangible assets	738
Customer-related intangible assets	87
Marketing-related intangible assets	8
In-process research and development (IPR&D)	75
Property, plant and equipment	821
Goodwill	843
Other assets	31
Total assets	3,472
Liabilities	(401)
$3,071
The Company recognized $843 million in goodwill related to this transaction, of which $366 million is expected to be deductible for tax purposes. The goodwill recognized was allocated to the QCT segment for annual impairment testing

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

purposes. The goodwill is primarily attributable to the assembled workforce and synergies expected to arise after the acquisition. Each category of intangible assets acquired will be amortized on a straight-line basis over the weighted-average useful lives of seven years for technology-based intangible assets, nine years for customer-related intangible assets and one year for marketing-related intangible assets.
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
The transaction is subject to receipt of regulatory clearance under applicable laws and other closing conditions, including the tender of at least 80% of the issued and outstanding common shares of NXP in the offer (provided that the minimum tender threshold may be reduced to a percentage not less than 70% with the prior written consent of NXP). At an Extraordinary General Meeting of NXP’s shareholders held on January 27, 2017, NXP’s shareholders approved certain matters relating to the transaction, including the appointment of designees of Qualcomm River Holdings to NXP’s board of directors (effective upon the closing of the transaction) and certain transactions that are intended to be consummated after the completion of the tender offer.
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
Qualcomm River Holdings and NXP may terminate the definitive agreement under certain circumstances. If the definitive agreement is terminated by NXP in certain circumstances, NXP will be required to pay Qualcomm River Holdings a termination fee of $1.25 billion. If the definitive agreement is terminated by Qualcomm River Holdings under certain circumstances involving the failure to obtain the required regulatory approvals or the failure of NXP to complete certain pre-closing reorganization steps in all material respects, Qualcomm River Holdings will be required to pay NXP a termination fee of $2.0 billion. In November 2016, as required by the definitive agreement, Qualcomm River Holdings entered into four letters of credit for an aggregate amount of $2.0 billion related to the potential termination fee payable to NXP. Pursuant to the terms of each letter of credit, NXP will have the right to draw amounts to fund certain termination compensation owed by Qualcomm River Holdings to NXP if the definitive agreement is terminated under certain circumstances. The letters of credit expire on June 30, 2018 or if drawn on by NXP or surrendered by Qualcomm River Holdings. Each letter of credit is required to be fully cash collateralized in an amount equal to 100% of its face value through deposits with the issuers of the letters of credit. Qualcomm River Holdings is restricted from using the funds deposited as collateral while the letters of credit are outstanding. At December 24, 2017, the letters of credit were fully collateralized through bank time and demand deposits, which were recorded as other noncurrent assets.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9. Fair Value Measurements
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 24, 2017 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$30,384	$1,874	$—	$32,258
Marketable securities:
U.S. Treasury securities and government-related securities	4,419	4	—	4,423
Corporate bonds and notes	—	1,775	—	1,775
Mortgage- and asset-backed and auction rate securities	—	95	38	133
Equity and preferred securities and equity funds	42	—	—	42
Debt funds	—	112	—	112
Total marketable securities	4,461	1,986	38	6,485
Derivative instruments	—	8	—	8
Other investments	412	—	141	553
Total assets measured at fair value	$35,257	$3,868	$179	$39,304
Liabilities
Derivative instruments	$—	$37	$—	$37
Other liabilities	412	—	195	607
Total liabilities measured at fair value	$412	$37	$195	$644
Activity between Levels of the Fair Value Hierarchy. There were no significant transfers between Level 1 and Level 2 in the three months ended December 24, 2017 and December 25, 2016. There were no transfers of marketable securities into or out of Level 3 during the three months ended December 24, 2017 and December 25, 2016. Other investments and other liabilities included in Level 3 at December 24, 2017 were comprised of convertible debt instruments issued by private companies and contingent consideration related to business combinations, respectively. There were no transfers of convertible debt instruments or contingent consideration amounts into or out of Level 3 during the three months ended December 24, 2017 and December 25, 2016.
Note 10. Marketable Securities
Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	December 24, 2017	September 24, 2017	December 24, 2017	September 24, 2017
Available-for-sale:
U.S. Treasury securities and government-related securities	$14	$23	$4,409	$959
Corporate bonds and notes	1,775	2,014	—	271
Mortgage- and asset-backed and auction rate securities	95	93	38	40
Equity and preferred securities and equity funds	42	36	—	—
Debt funds	112	109	—	—
Total available-for-sale	2,038	2,275	4,447	1,270
Time deposits	3	4	—	—
Total marketable securities	$2,041	$2,279	$4,447	$1,270

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The contractual maturities of available-for-sale debt securities were as follows (in millions):

December 24, 2017
Years to Maturity
Less than one year	$5,151
One to five years	1,047
Five to ten years	—
Greater than ten years	—
No single maturity date	245
Total	$6,443
Debt securities with no single maturity date included debt funds, mortgage- and asset-backed securities and auction rate securities.
The Company recorded realized gains and losses on sales of available-for-sale securities as follows (in millions):

	For the three months ended
	December 24, 2017	December 25, 2016
Gross realized gains	$2	$248
Gross realized losses	—	(109)
Net realized gains	$2	$139
Available-for-sale securities were comprised as follows (in millions):

	December 24, 2017	September 24, 2017
Equity securities
Cost	$8	$8
Unrealized gains	34	28
Unrealized losses	—	—
Fair value	42	36
Debt securities (including debt funds)
Cost	6,432	3,497
Unrealized gains	14	13
Unrealized losses	(3)	(1)
Fair value	6,443	3,509
	$6,485	$3,545
In connection with the proposed NXP transaction (Note 8), the Company divested a substantial portion of its marketable securities portfolio in order to finance, in part, that transaction. Marketable securities that were expected to be used to finance the NXP transaction were classified as noncurrent at December 24, 2017 as they are not considered available for current operations. Given the change in the Company’s intention to sell certain marketable securities, the Company recognized other-than-temporary impairment losses in fiscal 2017 for certain marketable securities and no additional losses were recognized in the three months ended December 24, 2017 (Note 2). For the available-for-sale securities that are not expected to be sold to finance the NXP transaction, the Company concluded that the unrealized losses were temporary at December 24, 2017. Further, for debt securities with unrealized losses, the Company did not have the intent to sell, nor was it more likely than not that the Company would be required to sell, such securities before recovery or maturity.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11. Subsequent Events
On January 16, 2018, the Company announced a cost reduction plan designed to align the Company’s cost structure to its long-term margin targets. As part of this plan, the Company will implement a series of targeted reductions across the Company’s businesses to reduce annual costs by $1 billion, excluding incremental costs resulting from any future acquisition of a business. The Company expects these cost reductions to be fully captured in fiscal 2019. The Company is in the process of finalizing its plan, as well as the restructuring and restructuring-related costs it expects to incur to execute its plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in “Part I, Item 1” of this Quarterly Report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended September 24, 2017 contained in our 2017 Annual Report on Form 10-K.
This Quarterly Report (including, but not limited to, this section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, investments, financial condition, results of operations and prospects. Additionally, statements concerning future matters, such as the development of new products, enhancements of technologies, industry and market trends, sales levels, expense levels and other statements regarding matters that are not historical, are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report.
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
First Quarter of Fiscal 2018 Overview
Revenues for the first quarter of fiscal 2018 were $6.1 billion, an increase of 1% compared to the year ago quarter, with loss before income taxes of $27 million, compared to earnings before taxes of $870 million in the year ago quarter, and net loss of $6.0 billion, compared to net income of $681 million in the year ago quarter. Highlights and other events from the first quarter of fiscal 2018 included:

•
The transition of wireless networks and devices to 3G/4G (CDMA single-mode, OFDMA single-mode and CDMA/OFDMA multi-mode) continued around the world. 3G/4G connections grew sequentially by approximately 4% to approximately 4.8 billion, which was approximately 62% of total mobile connections at the end of the first quarter of fiscal 2018.(1)

•
We continue to invest significant resources toward advancements primarily in support of 4G- and 5G-based technologies as well as other technologies to extend the demand for our products and generate new or expanded licensing opportunities, including within adjacent industry segments outside traditional cellular industries, such as automotive, the Internet of Things (IoT) and networking.

•	QCT results were positively impacted by higher modem sales for the new iPhone product launch and results from our RF360 Holdings joint venture, which was formed in the second quarter of fiscal 2017.

•
QTL results were negatively impacted by our continued dispute with Apple and its contract manufacturers (who are Qualcomm licensees), as well as the previously disclosed dispute with another licensee. We did not record any revenues in the first quarter of fiscal 2018 for royalties due on sales of Apple’s or the other licensee’s products.

•
On December 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act (the Tax Legislation) was enacted in the United States (U.S.). As a result of such enactment, net loss for the first quarter of fiscal 2018 included an estimated $6.0 billion charge to income tax expense comprised of a one-time tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (the Toll Charge) of $5.3 billion,a charge of $562 million resulting from the remeasurement of deferred tax assets and liabilities that existed at the end of fiscal 2017 at a lower enacted corporate tax rate and $86 million resulting from our decision to no longer indefinitely reinvest certain foreign earnings. We currently estimate that we will pay $3.3 billion for the Toll Charge, after application of certain tax credits (including those that are expected to be generated in fiscal 2018), which is payable in installments over eight years beginning on January 15, 2019. Such amounts are subject to change, possibly materially, during a one-year measurement period. Further, our federal statutory income tax rate for fiscal 2018 reflects a blended rate of approximately 25%.

•
On January 24, 2018, the European Commission (EC) issued a decision finding that certain terms of an agreement with a customer violate European Union competition law and imposed a fine of approximately 997 million Euros (approximately $1.2 billion based on the exchange rate at December 24, 2017), which was recorded as a charge to other expenses in the first quarter of fiscal 2018. We intend to appeal the EC’s decision to the General Court of the European Union.

(1)	According to GSMA Intelligence estimates as of January 29, 2018 (estimates excluded Wireless Local Loop).
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
Seasonality. Many of our products and/or intellectual property are incorporated into consumer wireless devices, which are subject to seasonality and other fluctuations in demand. As a result, QCT has tended historically to have stronger sales toward the end of the calendar year as manufacturers prepare for major holiday selling seasons; and because QTL recognizes royalty revenues when royalties are reported by licensees, QTL has tended to record higher royalty revenues in the first calendar quarter when licensees report their sales made in the fourth calendar quarter. We have also experienced fluctuations in revenues due to the timing of conversions and expansions of 3G and 4G networks by wireless operators and the timing of launches of flagship wireless devices that incorporate our products and/or intellectual property. These seasonal trends for QTL may be impacted by disputes and/or resolutions with licensees. These trends may or may not continue in the future.
Results of Operations

Revenues (in millions)
	Three Months Ended
	December 24, 2017	December 25, 2016	Change
Equipment and services	$4,704	$4,139	$565
Licensing	1,364	1,860	(496)
	$6,068	$5,999	$69
The increase in equipment and services revenues was primarily due to an increase in QCT revenues. The decrease in licensing revenues was primarily due to a decrease in QTL revenues.

Costs and Expenses (in millions)
	Three Months Ended
	December 24, 2017	December 25, 2016	Change
Cost of revenues	$2,663	$2,443	$220
Gross margin	56%	59%
Margin percentage decreased primarily due to a decrease in higher margin QTL licensing revenues as a proportion of total revenues, partially offset by an increase in QCT margin percentage. Our margin percentage may continue to fluctuate in future periods depending on the mix of segment results as well as products sold, competitive pricing, new product introduction costs and other factors, including disputes and/or resolutions with licensees.

	Three Months Ended
	December 24, 2017	December 25, 2016	Change
Research and development	$1,420	$1,311	$109
% of revenues	23%	22%
Selling, general and administrative	$773	$591	$182
% of revenues	13%	10%
Other	$1,183	$876	$307
The dollar increase in research and development expenses was primarily attributable to an increase of $141 million in costs related to the development of integrated circuit technologies, including 5G technology and radio frequency front-end (RFFE) technologies from our RF360 Holdings joint venture, which was formed in the second quarter of fiscal 2017, and related software products, partially offset by a $30 million impairment charge on certain intangible assets recorded in the first quarter of fiscal 2017.
The dollar increase in selling, general and administrative expenses was primarily attributable to increases of $60 million in costs related to litigation and other legal matters, primarily related to our licensing business, $45 million in bad debt expenses, $22 million in marketing expenses and $18 million in employee-related expenses, which included our RF360 Holdings joint venture.
Other expenses in the first quarter of fiscal 2018 consisted of a $1.2 billion charge related to the European Commission fine. Other expenses in the first quarter of fiscal 2017 consisted of a $868 million charge related to the Korea Fair Trade Commission (KFTC) fine and $8 million in restructuring and restructuring-related charges related to our Strategic Realignment Plan.

Interest Expense and Investment and Other Income, Net (in millions)
	Three Months Ended
	December 24, 2017	December 25, 2016	Change
Interest expense	$170	$90	$80

Investment and other income, net
Interest and dividend income	$126	$167	$(41)
Net realized gains on marketable securities	10	139	(129)
Net realized gains on other investments	13	8	5
Impairment losses on marketable securities and other investments	(9)	(143)	134
Equity in net (losses) earnings of investees	(21)	3	(24)
Net losses on foreign currency transactions	(4)	—	(4)
Net (losses) gains on derivative instruments	(1)	8	(9)
	$114	$182	$(68)
The increase in interest expense was primarily attributable to the issuance of an aggregate principal amount of $11.0 billion of unsecured floating- and fixed-rate notes in May 2017. In the first quarter of fiscal 2017, we began divesting a substantial portion of our marketable securities portfolio in order to finance, in part, the proposed acquisition of NXP. As a result, we recognized net realized gains and impairment losses on such marketable securities that we sold and expected to sell before their anticipated recovery, respectively, in fiscal 2017.

Income Tax Expense (in millions)
	Three Months Ended
	December 24, 2017	December 25, 2016	Change
Income tax expense	$5,926	$189	$5,737
Effective tax rate	N/M	22%	N/M
N/M - Not meaningful
The Tax Legislation enacted on December 22, 2017 significantly revises the U.S. corporate income tax by, among other things, lowering the corporate income tax rate to 21% effective January 1, 2018, implementing a modified territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (the Toll Charge). As a fiscal-year taxpayer, certain provisions of the Tax Legislation impacted us in fiscal 2018, including the change in the corporate income tax rate and the Toll Charge, while other provisions will be effective starting at the beginning of fiscal 2019, including the implementation of a modified territorial tax system. Accordingly, our federal statutory income tax rate for fiscal 2018 reflects a blended rate of approximately 25%.
We have preliminarily accounted for the effects of the Tax Legislation, which resulted in a charge of $5.9 billion to income tax expense in the first quarter of fiscal 2018, comprised of $5.3 billion related to the estimated Toll Charge and $562 million resulting from the estimated impact of remeasurement of U.S. deferred tax assets and liabilities that existed at the end of fiscal 2017 at a lower enacted corporate income tax rate.
Our annual effective tax rate is estimated to be approximately 297% for fiscal 2018, as compared to the 18% effective income tax rate for fiscal 2017, primarily as a result of the estimated charge of $6.0 billion recorded to income tax expense in the first quarter of fiscal 2018 related to the combined effect of the Toll Charge, the remeasurement of deferred tax assets and liabilities and our decision to no longer indefinitely reinvest certain foreign earnings, all of which resulted from the Tax Legislation. Our annual effective tax rate was also impacted by the $1.2 billion fine related to the EC investigation, which is not deductible for tax purposes and is attributable to a foreign jurisdiction. Tax benefits from foreign income taxed at rates lower than rates in the U.S. are expected to be approximately 20% in fiscal 2018, compared to 32% in fiscal 2017, primarily due to the lower U.S federal statutory income tax rate enacted by the Tax Legislation, partially offset by lower estimated U.S. revenues primarily related to decreased royalty revenues from Apple’s contract manufacturers. The estimated annual effective tax rate for fiscal 2018 also reflects a blended U.S federal statutory income tax rate of 25% as a result of the Tax Legislation and the increase in our Singapore tax rate as a result of the expiration of certain tax incentives in March 2017. The annual effective tax rate of 18% for fiscal 2017 reflected the KFTC and TFTC fines (see “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies” in this Quarterly Report) of $927 million and $778 million, respectively, which were not deductible for tax purposes and were each attributable to both the U.S. and foreign jurisdictions.
The effective tax rate for the first quarter of fiscal 2018 was higher than the estimated annual effective tax rate primarily resulting from the estimated charge of $6.0 billion recorded to income tax expense in the first quarter of fiscal 2018 related to the effects of certain components of the Tax Legislation, as well as the $1.2 billion fine related to the EC investigation.
The effective tax rate of 22% for the first quarter of fiscal 2017 reflected tax benefits from foreign income taxed at rates lower than rates in the U.S. of 15%, as well as the $868 million charge related to the KFTC fine.
Unrecognized tax benefits were $342 million and $372 million at December 24, 2017 and September 24, 2017, respectively. We believe that it is reasonably possible that the total amounts of unrecognized tax benefits at December 24, 2017 may increase or decrease in the next 12 months.
We are subject to income taxes in the U.S. and numerous foreign jurisdictions, and are currently under examination by various tax authorities worldwide, most notably in countries where we earn a routine return and tax authorities believe substantial value-add activities are performed. These examinations are at various stages with respect to assessments, claims, deficiencies and refunds, many of which are open for periods after fiscal 2000. We continually assess the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts give rise to a revision become known. As of December 24, 2017, we believe that adequate amounts have been reserved for based on facts known. However, the final determination of tax audits and any related legal proceedings could materially differ from amounts reflected in our income tax provision and the related accruals.

Segment Results
The following should be read in conjunction with the financial results for the first quarter of fiscal 2018 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 7. Segment Information.”

	Three Months Ended
(in millions)	December 24, 2017	December 25, 2016
Revenues
QCT	$4,651	$4,101
QTL	1,299	1,811
QSI	30	14
EBT (1)
QCT	$955	$724
QTL	887	1,532
QSI	11	(17)
EBT as a % of revenues
QCT	21%	18%
QTL	68%	85%

(1)	Earnings (loss) before taxes.
QCT Segment. The increase in QCT revenues was due to a corresponding fluctuation in equipment and services revenues. Equipment and services revenues, mostly related to sales of Mobile Station Modem (MSM) and accompanying Radio Frequency (RF), Power Management (PM) and wireless connectivity integrated circuits, were $4.60 billion and $4.06 billion in the first quarter of fiscal 2018 and 2017, respectively. Approximately 237 million and 217 million MSM integrated circuits were sold during the first quarter of fiscal 2018 and 2017, respectively. The increase in equipment and services revenues was primarily due to an increase in revenues related to RFFE products of $433 million, primarily due to revenues from our RF360 Holdings joint venture, which was formed in the second quarter of fiscal 2017, and an increase of $285 million related to higher MSM and accompanying PM unit shipments, primarily resulting from an increase in shipments to Apple. The increase in equipment and services revenues was partially offset by a decrease of $162 million resulting from the net impact of lower average selling prices and favorable product mix.
QCT EBT as a percentage of revenues increased primarily due to an increase in gross margin percentage and the favorable impact of higher revenues relative to operating expenses. The increase in QCT gross margin percentage was primarily due to lower average unit costs and favorable product mix, partially offset by lower average selling prices.
QCT accounts receivable decreased by 29% in the first quarter of fiscal 2018 from $1.81 billion to $1.28 billion, primarily due to the timing of integrated circuit shipments and the collection of receivables related to integrated circuits. QCT inventories decreased by 8% in the first quarter of fiscal 2018 from $2.02 billion to $1.85 billion primarily due to a decrease in the overall quantity of units on hand.
QTL Segment. QTL results were negatively impacted by our continued dispute with Apple and its contract manufacturers (who are Qualcomm licensees), as well as the previously disclosed dispute with another licensee. We did not record any revenues in the first quarter of fiscal 2018 for royalties due on sales of Apple’s or the other licensee’s products. Revenues related to the products of Apple’s contract manufacturers and the other licensee in dispute comprised approximately $740 million in the first quarter of fiscal 2017. Excluding the impact of these disputes, QTL revenues increased primarily as a result of increases in reported sales of CDMA-based products (including multi-mode products that also implement OFDMA) and revenues per reported unit.
QTL EBT as a percentage of revenues decreased primarily due to the decrease in QTL revenues and an increase in selling, general and administrative expenses resulting from higher legal costs and bad debt expense related to a licensee that is facing significant financial difficulties. QTL revenues and EBT also continued to be impacted negatively by units that we believe are not being reported by certain other licensees and sales of certain unlicensed products. While we have reached agreements with many licensees, negotiations with certain other licensees and unlicensed companies are ongoing, particularly in emerging regions, including China, and additional litigation may become necessary if negotiations fail to resolve the relevant issues.

QSI Segment. The increase in QSI EBT was primarily due to the net impact of $10 million resulting from higher revenues and costs associated with certain development contracts with one of our equity method investees and the combined impact of $22 million resulting from higher net realized gains on investments and lower impairment losses.
Looking Forward
We expect continued growth in the coming years in consumer demand for 3G, 3G/4G multi-mode and 4G products and services around the world, driven primarily by smartphones. We also expect growth in new device categories and industries, driven by the expanding adoption of certain technologies that are already commonly used in smartphones by industry segments outside traditional cellular industries, such as automotive, IoT and networking. As we look forward to the next several months and beyond, we expect our business to be impacted by the following key items:

•
On November 6, 2017, Broadcom Limited (Broadcom) announced an unsolicited proposal (the Proposed Transaction) to acquire all of the outstanding shares of our common stock for per share consideration of $70.00, consisting of $60.00 in cash and $10.00 in Broadcom shares. On November 12, 2017, following a comprehensive review conducted in consultation with financial and legal advisors, our Board of Directors unanimously rejected the Proposed Transaction, concluding that it dramatically undervalues the Company. Following our announcement on November 13, 2017, Broadcom announced that it remains fully committed to pursuing its acquisition of Qualcomm for the consideration offered on November 6, 2017. Additionally, on December 11, 2017, Broadcom filed preliminary proxy materials with the Securities and Exchange Commission in connection with its planned solicitation of proxies to elect 11 nominees to our Board of Directors at our 2018 Annual Meeting of Stockholders to be held on March 6, 2018. On December 22, 2017, we announced that our Board of Directors, following the recommendation of the Board’s Governance Committee, unanimously determined not to nominate any of the 11 candidates assembled by Broadcom to replace our current directors. Responding to the Proposed Transaction has required, and may continue to require, that we devote significant resources and management time and attention and incur additional expenses and costs.

•
On October 27, 2016, we announced a definitive agreement under which Qualcomm River Holdings, B.V., an indirect, wholly owned subsidiary of QUALCOMM Incorporated, will acquire NXP Semiconductors N.V. (NXP). Pursuant to the definitive agreement, Qualcomm River Holdings has commenced a tender offer to acquire all of the issued and outstanding common shares of NXP for $110 per share in cash, for estimated total cash consideration to be paid to NXP’s shareholders of $38 billion. NXP is a leader in high-performance, mixed-signal semiconductor electronics in automotive, broad-based microcontrollers, secure identification, network processing and RF power products. The transaction is subject to receipt of regulatory clearance under applicable laws and other closing conditions, including the tender of at least 80% of the issued and outstanding common shares of NXP in the offer (provided that the minimum tender threshold may be reduced to a percentage not less than 70% with the prior written consent of NXP). The transaction is expected to close in early 2018. We intend to fund the transaction with cash generated from our May 2017 debt offering as well as cash, cash equivalents and marketable securities held by our foreign entities and use of a Term Loan, which we expect to draw on at close. We expect that this acquisition will continue to require us to devote significant resources and management time and attention and utilize a substantial portion of our cash, cash equivalents and marketable securities.

•
On January 16, 2018, we announced a cost reduction plan designed to align our cost structure to our long-term margin targets. As part of this plan, we will implement a series of targeted reductions across our businesses to reduce annual costs by $1 billion, excluding incremental costs resulting from any future acquisition of a business. We expect these cost reductions to be fully captured in fiscal 2019. We are in the process of finalizing our plan, as well as the restructuring and restructuring-related costs we expect to incur to execute our plan.

•
Regulatory authorities in certain jurisdictions continue to investigate our business practices, and other regulatory authorities may do so in the future. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business with remedies that include, among others, injunctions, monetary damages or fines or other orders to pay money, and the issuance of orders to cease certain conduct and/or modify our business practices. Additionally, certain of our direct and indirect customers and licensees, including Apple, have pursued, and others may in the future pursue, litigation or arbitration against us related to our business. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, including monetary damages. These activities have required, and we expect that they will continue to require, the investment of significant management time and attention and have resulted, and we expect that they will continue to result, in increased legal costs. See “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies” included in this Quarterly Report.

•
We are currently in dispute with Apple surrounding what we believe is an attempt by Apple to reduce the amount of royalties that its contract manufacturers (who are Qualcomm licensees) are required to pay to us for use of our intellectual property. Such contract manufacturers did not fully report and did not pay royalties due on sales of Apple products. We have taken action against Apple’s contract manufacturers, to compel such licensees to pay the required royalties, and against Apple, as described more fully elsewhere in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6.” Additionally, the other licensee in dispute did not report or pay royalties due in the first quarter of fiscal 2018. We did not record any revenues in the first quarter of fiscal 2018 for royalties due on sales of Apple’s or the other licensee’s products, and as a result, QTL revenues and EBT were negatively impacted by these continued disputes. We expect these companies will continue to take such actions in the future, resulting in increased legal costs and negatively impacting our future revenues, as well as our financial condition, results of operations and cash flows until the respective disputes are resolved.

•
We continue to believe that certain licensees, particularly in China, are not fully complying with their contractual obligations to report their sales of licensed products to us, and certain companies, including unlicensed companies, particularly in emerging regions, including China, are delaying execution of new license agreements. We have made substantial progress in reaching agreements with many companies, primarily in China. However, negotiations with certain licensees and unlicensed companies are ongoing. We believe that the conclusion of new agreements with these companies will result in improved reporting. Additionally, we believe our increased efforts in the areas of compliance will improve reporting but will also result in increased costs to the business. Litigation and/or other actions, such as those recently taken against Apple and its contract manufacturers, may be necessary to compel licensees to report and pay the required royalties for sales they have not previously reported and/or to compel unlicensed companies to execute licenses. Such litigation or other actions would result in increased legal costs.

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

•
Decisions by certain companies to utilize our competitors’ integrated circuit products in all or a portion of their devices. For example, commencing with the iPhone 7 (which was released in September 2016), we are no longer the sole supplier of modems for new iPhone product launches, as Apple utilizes modems from one of our competitors in a portion of such devices. We expect that in the future Apple will utilize our competitors’ modems in a portion of (or potentially all) iPhones. Accordingly, QCT revenues from modem sales for iPhones declined in fiscal 2017 and may continue to decline in the future, in part depending on the extent of Apple’s utilization of competitors’ modems and the mix of the various versions of its products that are sold. Overall QCT revenues, as well as profitability, may similarly decline unless offset by sales of integrated circuit products to other customers, including those outside of traditional cellular industries, such as the Internet of Things (IoT), automotive and networking. Apple’s dual sourcing does not impact our licensing revenues since our licensing revenues from Apple products are not dependent upon whether such products include our chipsets;

•
Intense competition, particularly in China, as our competitors expand their product offerings and/or reduce the prices of their products as part of a strategy to attract new and/or retain existing customers;

•
Lengthening replacement cycles in developed regions, where the smartphone industry is mature, premium-tier smartphones are common and consumer demand is increasingly driven by new product launches and/or innovation cycles;

•	Lengthening replacement cycles in emerging regions as smartphone penetration increases; and

•	Increasing consumer demand for 3G/4G smartphone products in emerging regions driven by availability of lower-tier 3G/4G devices.

•	We expect the ongoing rollout of 4G services in emerging regions will encourage competition and growth, bringing the benefits of 3G/4G LTE multi-mode to consumers.

•
We continue to invest significant resources toward advancements in 4G and 5G technologies, OFDM-based WLAN technologies, wireless baseband chips, our converged computing/communications (Snapdragon) chips, radio frequency front-end (RFFE), connectivity, power management, graphics, audio and video codecs, multimedia products and software, which contribute to the expansion of our intellectual property portfolio. We are also investing in targeted opportunities that leverage our existing technical and business expertise to deploy new business models and enter and/or expand into new industry segments, such as products for automotive, IoT (including the connected home, smart cities, wearables, voice and music and robotics), data center, networking, computing and machine learning, among others.
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
Liquidity and Capital Resources
On October 27, 2016, we announced a definitive agreement under which Qualcomm River Holdings will acquire NXP. Pursuant to the definitive agreement, Qualcomm River Holdings has commenced a tender offer to acquire all of the issued and outstanding common shares of NXP for $110 per share in cash, for estimated total cash consideration to be paid to NXP’s shareholders of $38 billion. The transaction is subject to receipt of regulatory approvals in various jurisdictions and other closing conditions. The transaction is expected to close in early 2018. In May 2017, we issued an aggregate principal amount of $11.0 billion of unsecured floating- and fixed-rate notes with varying maturities, of which a portion will be used to fund the purchase price and other related transactions. In addition, we have secured $4.0 billion in committed financing through a Term Loan Facility, which is expected to be drawn on at the close of the NXP transaction. The remaining amount will be funded with cash held by our foreign entities, which will result in the use of a substantial portion of our cash, cash equivalents and marketable securities.
Qualcomm River Holdings and NXP may terminate the definitive agreement under certain circumstances. If the definitive agreement is terminated by NXP in certain circumstances, NXP will be required to pay Qualcomm River Holdings a termination fee of $1.25 billion. If the definitive agreement is terminated by Qualcomm River Holdings under certain circumstances involving the failure to obtain the required regulatory approvals or the failure of NXP to complete certain pre-closing reorganization steps in all material respects, Qualcomm River Holdings will be required to pay NXP a termination fee of $2.0 billion. In November 2016, as required by the definitive agreement, we entered into four letters of credit for an aggregate amount of $2.0 billion pursuant to which NXP will have the right to draw amounts to fund the potential termination fee payable to NXP. Each letter of credit is required to be fully cash collateralized in an amount equal to 100% of its face value through deposits with the issuers of the letters of credit. We are restricted from using the funds deposited as collateral while the letters of credit are outstanding. At December 24, 2017, the letters of credit were fully collateralized through bank time and demand deposits.
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations, cash provided by our debt programs and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. The following table presents selected financial information related to our liquidity as of December 24, 2017 and September 24, 2017 and for the first three months of fiscal 2018 and 2017 (in millions):

	December 24, 2017	September 24, 2017	$ Change	% Change
Cash, cash equivalents and marketable securities	$39,850	$38,578	$1,272	3%
Accounts receivable, net	3,053	3,632	(579)	(16%)
Inventories	1,872	2,035	(163)	(8%)
Short-term debt	3,465	2,495	970	39%
Long-term debt	19,381	19,398	(17)	—%
Long-term income taxes payable	3,867	—	3,867	N/M
N/M - Not meaningful

	Three Months Ended
	December 24, 2017	December 25, 2016	$ Change	% Change
Net cash provided by operating activities	$1,762	$1,586	$176	11%
Net cash (used) provided by investing activities	(3,261)	681	(3,942)	N/M
Net cash used by financing activities	(165)	(1,311)	1,146	N/M
N/M - Not meaningful
The net increase in cash, cash equivalents and marketable securities was primarily due to net cash provided by operating activities and $967 million of net issuances of our outstanding commercial paper debt, partially offset by $844 million in cash dividends paid, $226 million in capital expenditures and $225 million in payments to repurchase shares of our common stock. Total cash provided by operating activities increased primarily due to changes in working capital related to decreases in accounts receivable and inventories. Total cash provided by operating activities was also impacted by continued actions taken by Apple and its contract manufacturers, as well as the previously disclosed dispute with another licensee, who did not report or pay royalties due in the first quarter of fiscal 2018.
Our days sales outstanding, on a consolidated basis, decreased to 46 days at December 24, 2017 compared to 56 days at September 24, 2017. The decrease in accounts receivable and the related days sales outstanding were primarily due to the timing of integrated circuit shipments and the collection of receivables related to integrated circuits. The decrease in days sales outstanding was also attributable to the timing of the collection of payments from certain of our licensees. The decrease in inventories was primarily due to a decrease in the overall quantity of units on hand.
Debt. Our Amended and Restated Revolving Credit Facility provides for unsecured revolving facility loans, swing line loans and letters of credit in the aggregate amount of $5.0 billion, of which $530 million and $4.47 billion will expire in February 2020 and November 2021, respectively. At December 24, 2017, no amounts were outstanding under the Amended and Restated Revolving Credit Facility.
We have an unsecured commercial paper program, which provides for the issuance of up to $5.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. At December 24, 2017, we had $2.0 billion of commercial paper outstanding with weighted-average net interest rates of 1.28% and weighted-average remaining days to maturity of 36 days.
Our Term Loan Facility provides for senior unsecured delayed-draw term facility loans in an aggregate amount of $4.0 billion. Proceeds from the Term Loan Facility, if drawn, will be used to finance, in part, the proposed acquisition of NXP. At December 24, 2017, no amounts were outstanding under the Term Loan Facility.
In May 2017, we issued an aggregate principal amount of $11.0 billion in nine tranches of unsecured floating- and fixed-rate notes, with maturity dates starting in 2019 through 2047. Effective interest rates were between 1.92% and 4.47% at December 24, 2017. Net proceeds from the issuance of the notes of $10.95 billion are intended to be used to fund a portion of the purchase price of our planned acquisition of NXP and other related transactions and also for general corporate purposes. Our 2019 floating-rate notes, 2020 floating-rate notes, 2019 fixed-rate notes and 2020 fixed-rate notes issued in May 2017 for an aggregate principal amount of $4.0 billion are subject to a special mandatory redemption at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest to, but excluding, the date of such mandatory redemption. The redemption is required on the first to occur of (i) the termination of the NXP purchase agreement or (ii) April 25, 2018 (which reflects a second automatic extension of the original expiration date of October 27, 2017 in accordance with the NXP purchase agreement, and as such date may be further extended in accordance with the NXP purchase agreement to a date on or prior to June 1, 2018).
In May 2015, we issued an aggregate principal amount of $10.0 billion in eight tranches of unsecured floating- and fixed-rate notes, with $1.5 billion maturing in 2018 and the remaining with maturity dates in 2020 through 2045. Effective interest rates were between 1.77% and 4.74% at December 24, 2017. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes.
We may issue additional debt in the future. The amount and timing of such additional borrowings will be subject to a number of factors, including the cash flow generated by United States-based entities, acquisitions and strategic investments, acceptable interest rates and changes in corporate income tax law, among other factors.
Additional information regarding our outstanding debt at December 24, 2017 is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Debt.”

Income Taxes. The Tax Legislation, which was signed into law during the first quarter of fiscal 2018, resulted in an estimated $5.3 billion charge related to the Toll Charge. We currently estimate that we will pay $3.3 billion for the Toll Charge, after application of certain tax credits (including those that are expected to be generated in fiscal 2018), which is payable in installments over eight years (8% in each of the first five years, 15% in year six, 20% in year seven and 25% in year eight) beginning on January 15, 2019.
Our cash, cash equivalents and marketable securities at December 24, 2017 consisted of $8.5 billion held by our United States-based entities and $31.4 billion held by our foreign entities. The Tax Legislation eliminated certain material tax effects on the repatriation of cash to the United States. As of December 24, 2017, we no longer consider available cash balances that existed at the end of fiscal 2017 related to undistributed pre-fiscal 2018 earnings and profits of certain U.S.-owned foreign subsidiaries to be indefinitely reinvested and recorded a tax expense of $86 million related to foreign withholding taxes during the first quarter of fiscal 2018. We otherwise continue to consider other undistributed earnings of certain U.S.-owned foreign subsidiaries to be indefinitely reinvested based on our current plans for use and/or investment outside of the U.S., and therefore, no liability has been recorded for such taxes. However, as a result of the Tax Legislation, we are reassessing our intentions related to our indefinite reinvestment assertion. Should we decide to no longer indefinitely reinvest such earnings outside the U.S., we would have to adjust the income tax provision in the period such determination is made.
Additional information regarding our income taxes is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 3. Income Taxes.”
Capital Return Program. In the first quarter of fiscal 2018, we repurchased and retired 3.7 million shares of our common stock for $225 million, before commissions. At December 24, 2017, $1.4 billion remained authorized for repurchase under our stock repurchase program. As a result of our proposed acquisition of NXP and the pending use of our cash and marketable securities, we currently expect to repurchase shares in the next few years to offset dilution from the issuance of common stock under our employee benefit plans.
In the first quarter of fiscal 2018, we paid cash dividends totaling $844 million, or $0.57 per share. On January 12, 2018, we announced a cash dividend of $0.57 per share on our common stock, payable on March 21, 2018 to stockholders of record as of the close of business on February 28, 2018. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders.
Additional Capital Requirements. We believe our current cash, cash equivalents and marketable securities, our expected cash flow generated from operations and our expected financing activities will satisfy our working and other capital requirements, for at least the next 12 months based on our current business plans. Recent and expected working and other capital requirements, in addition to the above matters, also include the items described below.

•
In connection with our cost reduction plan announced on January 16, 2018, we expect to incur restructuring and restructuring-related charges, the majority of which are expected to result in cash payments. We are in the process of finalizing our plan, as well as the restructuring and restructuring-related costs we expect to incur to execute our plan.

•
Our purchase obligations at December 24, 2017, some of which relate to research and development activities and capital expenditures, totaled $3.8 billion and $1.1 billion for fiscal 2018 and 2019, respectively, and $0.6 billion thereafter.

•
Our research and development expenditures were $1.4 billion in the first quarter of fiscal 2018 and $5.5 billion in fiscal 2017, and we expect to continue to invest heavily in research and development for new technologies, applications and services for voice and data communications.

•
Cash outflows for capital expenditures were $226 million in the first quarter of fiscal 2018 and $690 million in fiscal 2017. We anticipate that capital expenditures will be higher in fiscal 2018 as compared to fiscal 2017, primarily due to an increase in estimated capital expenditures of approximately $100 million related to the manufacturing operations of our RF360 Holdings joint venture. We also expect to continue to incur capital expenditures in the future to support our business, including research and development activities. Future capital expenditures may be impacted by transactions that are currently not forecasted.

•
The TFTC imposed a fine on us of approximately 23.4 billion Taiwan Dollars (approximately $781 million based on the exchange rate at December 24, 2017), which will be paid in 60 monthly installments beginning on January 30, 2018.

•
The EC imposed a fine on us of approximately 997 million Euros (approximately $1.2 billion based on the exchange rate at December 24, 2017). We intend to provide a financial guarantee within three months of the notification date to satisfy the obligation.

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
Additional information regarding our financial commitments at December 24, 2017 is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 3. Income Taxes,” “Note 5. Debt,” “Note 6. Commitments and Contingencies” and “Note 8. Acquisitions.”
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements and the impact of those pronouncements, if any, on our consolidated financial statements is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 1. Basis of Presentation.”
Risk Factors
You should consider each of the following factors as well as the other information in this Quarterly Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also negatively impact our business and results of operations, and require significant management time and attention. In that case, the trading price of our common stock could decline. You should also consider the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 24, 2017 in evaluating our business and our prospects, including but not limited to our financial statements and the related notes and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Risks Related to Our Businesses
We are subject to a disruptive takeover proposal.
Broadcom Limited has made an unsolicited proposal to acquire all of our outstanding common stock and has commenced a proxy contest to replace our Board of Directors with Broadcom nominees. Responding to Broadcom’s unsolicited proposal and proxy contest may divert management attention and may require us to incur significant costs. Moreover, the hostile and unsolicited nature of Broadcom’s actions may disrupt our business and operations by causing uncertainty among and potentially loss of current and prospective employees, customers, licensees, suppliers and other constituencies important to our success, which could negatively impact our business and financial results. The price of our common stock may be volatile and could be subject to price fluctuations due to the uncertainty associated with the unsolicited offer and proxy contest.
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
Our and NXP’s obligations to consummate the proposed transaction are subject to the satisfaction or waiver of certain conditions, including, among others: (i) the tender of a minimum number of NXP’s outstanding common shares in the tender offer commenced by a subsidiary of QUALCOMM Incorporated; (ii) the receipt of regulatory clearance under applicable laws; (iii) the absence of any law or order prohibiting the proposed transaction; (iv) there being no event that would have a material adverse effect on NXP; (v) the accuracy of the representations and warranties of NXP, subject to certain exceptions, and NXP’s material compliance with its covenants, in the definitive agreement; and (vi) the completion of certain internal reorganization steps with respect to NXP and the disposition of certain non-core assets of NXP. We cannot provide assurance that the conditions to the completion of the proposed transaction will be satisfied in a timely manner or at all, and if the proposed transaction is not completed, we would not realize any of the expected benefits.
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
We develop, patent and commercialize technology and products based on CDMA, OFDMA and other communications technologies, which are primarily wireless. We depend on operators of wireless networks and our customers and licensees to adopt and/or implement the latest generation of these technologies for use in their networks, devices and services. We also depend on our customers and licensees to develop devices and services based on these technologies with value-added features to drive consumer demand for new 3G, 3G/4G multi-mode and 4G devices, and in the future 5G devices, as well as establishing the selling prices for such devices. Further, we depend on the timing of our customers’ and licensees’ deployments of new devices and services based on these technologies. Increasingly, we also depend on operators of wireless networks, our customers and licensees and other third parties to incorporate these technologies into new device types and into industries beyond traditional cellular communications, such as automotive, the internet of things (IoT) (including the connected home, smart cities, wearables, voice and music and robotics), data center, networking, computing, and machine learning, among others. We are also impacted by consumers’ rates of replacement of smartphones and other computing devices.
Our revenues and/or growth in revenues could be negatively impacted, our business may be harmed and our substantial investments in these technologies may not provide us an adequate return, if:

•	wireless operators and industries beyond traditional cellular communications deploy alternative technologies;

•	wireless operators delay next-generation network deployments, such as 5G, expansions or upgrades and/or delay moving 2G customers to 3G, 3G/4G multi-mode or 4G wireless devices;

•	LTE, an OFDMA-based wireless technology, is not more widely deployed or further commercial deployment is delayed;

•
government regulators delay making sufficient spectrum available for 3G, 4G, new unlicensed technologies that we are developing in conjunction with 3G and 4G, as well as for 5G, thereby restricting the ability of wireless operators to deploy or expand the use of these technologies;

•	wireless operators delay or do not drive improvements in 3G, 4G or 3G/4G multi-mode network performance and/or capacity;

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
Our products, services and technologies face significant competition. We expect competition to increase as our current competitors expand their product offerings or reduce the prices of their products as part of a strategy to attract new business and/or customers, as new opportunities develop and as new competitors enter the industry. Competition in wireless communications is affected by various factors that include, among others: device manufacturer concentrations and vertical integration; growth in demand, consumption and competition in certain geographic regions; government intervention and/or support of national industries and/or competitors; evolving industry standards and business models; evolving methods of transmission of voice and data communications; increasing data traffic and densification of wireless networks; convergence and aggregation of connectivity technologies (including Wi-Fi and LTE) in both devices and access points; consolidation of wireless technologies and infrastructure at the network edge; networking and connectivity trends (including cloud services); use of both licensed and unlicensed spectrum; the evolving nature of computing (including demand for always on, always connected capabilities); the speed of technological change (including the transition to smaller geometry process technologies); value-added features that drive selling prices as well as consumer demand for new 3G, 3G/4G multi-mode and 4G devices; turnkey, integrated products that incorporate hardware, software, user interface, applications and reference designs; scalability; and the ability of the system technology to meet customers’ immediate and future network requirements. We anticipate that additional competitors will introduce products as a result of growth opportunities in wireless communications, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in certain segments of the industry. Additionally, the semiconductor industry has experienced and may continue to experience consolidation, which could result in significant changes to the competitive landscape.
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

•
continue to be a leader in 4G technology evolution, including expansion of our LTE-based single-mode licensing program in areas where single-mode products are commercialized, and continue to innovate and introduce 4G turnkey, integrated products and services that differentiate us from our competition;

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

•
become a leading supplier of RFFE products, which are designed to address cellular radio frequency band fragmentation while improving radio frequency performance and assist original equipment manufacturers in developing multiband, multi-mode mobile devices;

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
Companies that promote standards that are neither CDMA- nor OFDMA-based (e.g., GSM) as well as companies that design integrated circuits based on CDMA, OFDMA, Wi-Fi or their derivatives are generally competitors or potential competitors. Examples (some of which are strategic partners of ours in other areas) include Advanced Micro Devices, Inc., Broadcom Limited, Cirrus Logic, Cypress Semiconductor Corporation, HiSilicon Technologies, Intel, Marvell Technology, Maxim Integrated Products, MediaTek, Microchip Technology Inc., Murata Manufacturing Co., Ltd., Nordic Semiconductor,

Nvidia, Qorvo Inc., Realtek Semiconductor, Renesas Electronics Corporation, Samsung Electronics, Sequans Communications S.A., Skyworks Solutions Inc., Sony Corporation and Spreadtrum Communications (which is controlled by Tsinghua Unigroup). Some of these current and potential competitors may have advantages over us that include, among others: motivation by our customers in certain circumstances to utilize their own internally-developed integrated circuit products, to use our competitors’ integrated circuit products and/or sell such products to others, including by bundling with other products, or to choose alternative technologies; lower cost structures and/or a willingness and ability to accept lower prices and lower or negative margins for their products, particularly in China; foreign government support of other technologies or competitors; better known brand names; ownership and control of manufacturing facilities and greater expertise in manufacturing processes; more extensive relationships with local distribution companies and original equipment manufacturers in certain geographic regions (such as China) and/or experience in adjacent industry segments outside traditional cellular industries (such as automotive and IoT); and/or a more established presence in certain regions.
We derive a significant portion of our consolidated revenues from a small number of customers and licensees. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuates, our business and results of operations could be negatively affected.
Our QCT segment derives a significant portion of its revenues from a small number of customers, and we expect this trend to continue in the foreseeable future. Our industry is experiencing and may continue to experience concentration of device share among a few companies, particularly at the premium tier, contributing to this trend. In addition, certain of our largest integrated circuit customers develop their own integrated circuit products, which they have in the past chosen to utilize in certain of their devices rather than our products, and may in the future choose to utilize in certain (or all) of their devices rather than our products (and/or sell their integrated circuit products to third parties in competition with us). Also, one of our largest integrated circuit customers has utilized products of one of our competitors in certain of their devices rather than our products, and may in the future utilize products of our competitors in certain (or all) of their devices rather than our products.
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
We derive a significant portion of our revenues from the premium-tier device segment, and we expect this trend to continue in the foreseeable future. We have experienced, and expect to continue to experience, slowing growth in the premium-tier device segment due to, among other factors, lengthening replacement cycles in developed regions, where premium-tier smartphones are common; increasing consumer demand in emerging regions, particularly China and India, where premium-tier smartphones are less common and replacement cycles are on average longer than in developed regions; lengthening replacement cycles in emerging regions; and/or a maturing premium-tier smartphone industry in which demand is increasingly driven by new product launches and/or innovation cycles.
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
We are currently subject to various litigation and governmental investigations and/or proceedings, some of which have arisen and may continue to arise out of the strategies described above. Certain legal matters are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.” The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. Depending on the type of matter, various remedies that could result from an unfavorable resolution include, among others, injunctions, monetary damages or fines or other orders to pay money and the issuance of orders to cease certain conduct and/or modify our business practices. In addition, decisions or orders arising out of governmental investigations or proceedings could require us to renegotiate, or could encourage or embolden our licensees to demand to renegotiate, their license agreements with us (which could be on terms that are less favorable to us than existing terms), and such licensees may underreport, underpay, not report or not pay royalties owed to us pending the conclusion of such negotiations. Further, a governmental body in a particular country or region may assert, and may be successful in imposing, remedies with effects that extend beyond the borders of that country or region. See also the Risk Factor entitled “Changes in our patent licensing practices, whether due to governmental investigations, private legal proceedings challenging those practices or otherwise, could adversely impact our business and results of operations.”
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
We are currently subject to various governmental investigations and/or proceedings, particularly with respect to our licensing business, and certain such matters are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.” Key allegations in those matters include, among others, that we do not license our cellular standard-essential patents separately from our other patents, that we violate FRAND licensing commitments by refusing to grant licenses to chipset makers, that our royalty rates are too high and/or that the base on which our royalties are calculated should be something less than the wholesale (i.e., licensee’s) selling price of the applicable device (minus certain permitted deductions). The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. Depending on the type of matter, various remedies that could result from an unfavorable resolution include, among others, injunctions, monetary damages or fines or other orders to pay money, and the issuance of orders to cease certain conduct and/or modify our business practices. In addition, decisions or orders arising out of such governmental investigations or proceedings could require us to renegotiate, or could encourage or embolden our licensees to demand to renegotiate, their license agreements with us (which could be on terms that are less favorable to us than existing terms), and such licensees may underreport, underpay, not report or not pay royalties owed to us pending the conclusion of such negotiations. Further, a governmental body in a particular country or region may assert, and may be successful in imposing, remedies with effects that extend beyond the borders of that country or region. See also the Risk Factor entitled “Changes in our patent licensing practices, whether due to governmental investigations, private legal proceedings challenging those practices or otherwise, could adversely impact our business and results of operations.”
Changes in our patent licensing practices, whether due to governmental investigations, private legal proceedings challenging those practices or otherwise, could adversely impact our business and results of operations.
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
We have historically licensed our cellular standard-essential patents together with our other patents that may be useful to licensed products because licensees typically have desired to obtain the commercial benefits of receiving such broad patent rights from us. However, we also have licensed only our cellular standard-essential patents to certain licensees who have requested such licenses. In addition, in connection with our resolution with the China National Development and Reform Commission (NDRC), our standard practice in China since 2015 is to offer licenses to our 3G and 4G standard-essential Chinese patents for devices sold for use in China separately from our other patents. In connection with our recent 5G royalty rate announcement, we offer licenses to only our cellular standard-essential patents (including 3G, 4G and 5G) for both single mode and multi-mode devices. Our royalty rates for licenses to only our cellular standard-essential patents are lower than our royalty rates for licenses to substantially all of our patent portfolio. If more licensees choose a license to only our cellular standard-essential patents instead of a portfolio license than has historically been the case, our licensing revenues and earnings would be negatively impacted unless we were able to license our other patents at rates that offset all or a portion of any difference between the royalties previously received for licenses of substantially all of our patent portfolio as compared to licenses of only our cellular standard-essential patents and/or there was a sufficient increase in the overall volume of sales of devices upon which royalties are paid.
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
We have had, and may in the future have, difficulty in certain circumstances in protecting or enforcing our intellectual property rights and/or contracts, including collecting royalties for use of our patent portfolio due to, among others: refusal by certain licensees to report and/or pay all or a portion of the royalties they owe to us; policies of foreign governments; challenges to our licensing practices under competition laws; adoption of mandatory licensing provisions by foreign jurisdictions (either with controlled/regulated royalties or royalty free); failure of foreign courts to recognize and enforce judgments of contract breach and damages issued by courts in the United States; and/or challenges before competition agencies to our licensing business and/or the pricing and integration of additional features and functionality into our chipset products. Certain licensees have disputed, underreported, underpaid, not reported and/or not paid royalties owed to us under their license agreements with us or reported to us in a manner that is not in compliance with their contractual obligations, and certain companies have yet to enter into or delayed entering into or renewing license agreements for their use of our intellectual property, and such licensees and/or companies may continue to do so in the future. The fact that one or more licensees dispute, underreport, underpay, do not report and/or do not pay royalties owed to us may encourage other licensees to take similar actions and may encourage other licensees or unlicensed companies to delay entering into, or not enter into, new license agreements. Additionally, although our license agreements provide us with the right to audit the books and records of licensees, audits can be expensive, time consuming, incomplete and subject to dispute. Further, certain licensees may not comply with the obligation to provide full access to their books and records. To the extent we do not aggressively enforce our rights under our license agreements, licensees may not comply with their existing license agreements, and to the extent we do not aggressively pursue unlicensed companies to enter into license agreements with us for their use of our intellectual property, other unlicensed companies may not enter into license agreements.
We have entered into litigation in the past and may need to further litigate in the future to enforce our contract and/or intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. We are currently engaged in litigation matters related to protecting or enforcing our contract and/or intellectual property rights, and certain such matters are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.” As a result of any such litigation, we could lose our ability to enforce one or more patents, portions of our license agreements could be determined to be invalid or unenforceable (which may in turn result in other licensees either not complying with their existing license agreements and/or initiating litigation) and/or we could incur substantial costs. Any action we take to enforce our contract or intellectual property rights could be costly and could absorb significant management time and attention, which, in turn, could negatively impact our results of operations and/or cash flows. Further, even a positive resolution to our enforcement efforts may take time to conclude, which may reduce our revenues and cash resources available for other purposes, such as research and development, in the periods prior to conclusion. See also the Risk Factor entitled “Changes in our patent licensing practices, whether due to governmental investigations, private legal proceedings challenging those practices or otherwise, could adversely impact our business and results of operations.”
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

Our industry is subject to rapid technological change, evolving industry standards and frequent new product introductions, and we must make substantial research, development and other investments, such as acquisitions, in new products, services and technologies to compete successfully. Technological innovations generally require significant research and development efforts before they are commercially viable. While we continue to invest significant resources toward advancements primarily in support of 4G- and 5G-based technologies, we also innovate across a broad spectrum of opportunities to deploy new and expanded products and enter into adjacent industry segments by leveraging our existing technical and business expertise and/or through acquisitions.
In particular, our future growth significantly depends on new and expanded product areas, such as RFFE, and adjacent industry segments, such as automotive, IoT (including the connected home, smart cities, wearables, voice and music and robotics), data center, networking, computing and machine learning, among others; our ability to develop leading and cost-effective technologies, products and services for new and expanded product areas and adjacent industry segments; and third parties incorporating our technology, products and services into devices used in these product areas and industry segments. Accordingly, we intend to continue to make substantial investments in these new and expanded product areas and adjacent industry segments, and in developing new products, services and technologies for these product areas and industry segments.
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
There are numerous risks associated with our operation and control of manufacturing facilities of our joint venture with TDK, RF360 Holdings, including a higher portion of fixed costs relative to a fabless model, environmental compliance and liability, exposure to natural disasters, timely supply of equipment and materials and manufacturing difficulties.
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

Our manufacturing operations depend on securing raw materials and other supplies in adequate quality and quantity in a timely manner from multiple suppliers, and in some cases, we rely on a limited number of suppliers, particularly in Asia. Accordingly, there may be cases where supplies of raw materials and other products are interrupted by disaster, accident or some other event at a supplier, supply is suspended due to quality or other issues, or there is a shortage of supply due to a rapid increase in demand, which could impact production and prevent us from supplying products to our customers. If the supply-demand balance is disrupted, it may considerably increase costs of manufacturing due to increased prices we pay for raw materials or fuel. From time to time, suppliers may extend lead times, limit the amounts supplied to us or increase prices due to capacity constraints or other factors. Further, it may be difficult or impossible to substitute one piece of equipment for another or replace one type of material with another. A failure by our suppliers to deliver our requirements could result in disruptions to our manufacturing operations.
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
The continued and future success of our licensing programs requires us to continue to evolve our patent portfolio, and our licensing programs may be impacted by the proliferation of devices in new industry segments such as automotive and IoT, as well as the need to extend license agreements that are expiring and/or to cover additional future patents.
We own a very strong portfolio of issued and pending patents related to 3G, 4G, 5G and other technologies. It is critical that we continue to evolve our patent portfolio, particularly in 5G. If we do not maintain a strong portfolio that is applicable to current and future standards (such as 5G), products and services, our future licensing revenues could be negatively impacted. In addition, new connectivity and other services are emerging that rely on devices that may or may not be used on traditional cellular networks, such as devices used in the IoT and automotive industry segments. We also seek to diversify and broaden our technology licensing programs to new industry segments in which we can utilize our technology leadership, such as wireless charging and other technologies. Standards, even de facto standards, that develop as these technologies mature, in particular those that do not include a base level of interoperability, may impact our ability to obtain royalties at all or that are equivalent to those that we receive for products used in cellular communications. Although we believe that our patented technologies are essential and useful to the commercialization of such services, any royalties we receive may be lower than those we receive from our current licensing program.
Further, the licenses granted to and from us under a number of our license agreements include only patents that are either filed or issued prior to a certain date. As a result, there are agreements with some licensees where later patents are not licensed by or to us. Additionally, certain of our license agreements (including essentially all of our recent agreements in China) are effective for a specified term. In order to license or to obtain a license to such later patents or after the expiration of a specified term, or to receive royalties after the specified time period, we will need to extend or modify such license agreements or enter into new license agreements with such licensees. Accordingly, to the extent not renewed on their terms or by election for an additional (generally multi-year) period, if applicable, we will need to extend or modify such license agreements or enter into new license agreements with such licensees more frequently than we have done historically. We might not be able to renew those license agreements, or enter into new license agreements, in the future without affecting the material terms and conditions of our license agreements with such licensees, and such modifications or new agreements may negatively impact our revenues. If there is a delay in renewing a license agreement prior to its expiration, there would be a delay in our ability to recognize revenues related to that licensee’s product sales. Further, if we are unable to reach agreement on such modifications or new agreements, it could result in patent infringement litigation with such companies.
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
We engage in strategic acquisitions and other transactions, including joint ventures, and make investments, which we believe are important to the future of our business, with the goal of maximizing stockholder value. We acquire businesses and other assets, including patents, technology, wireless spectrum and other intangible assets, enter into joint ventures or other strategic transactions and purchase minority equity interests in or make loans to companies that may be private and early-stage. Our strategic activities are generally focused on opening or expanding opportunities for our technologies and supporting the design and introduction of new products and services (or enhancing existing products or services) for voice and data communications and new industry segments. Recent material transactions include our RF360 Holdings joint venture with TDK Corporation and our proposed acquisition of NXP. Many of our strategic activities entail a high degree of risk and require the use of domestic and/or foreign capital, and investments may not become liquid for several years after the date of the investment, if at all. Our strategic activities may not generate financial returns or result in increased adoption or continued use of our technologies, products or services. We may underestimate the costs and/or overestimate the benefits, including product, revenue, cost and other synergies and growth opportunities that we expect to realize, and we may not achieve those benefits. In some cases, we may be required to consolidate or record our share of the earnings or losses of companies in which we have acquired ownership interests. In addition, we may record impairment charges related to our strategic activities. Any losses or impairment charges that we incur related to strategic activities will have a negative impact on our financial condition and results of operations, and we may continue to incur new or additional losses related to strategic assets or investments that we have not fully impaired or exited.
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
If we are unsuccessful in executing our cost reduction plan, our business and results of operations may be adversely affected.
On January 16, 2018, we announced a cost reduction plan designed to align our cost structure to our long-term margin targets. As part of this plan, we will implement a series of targeted reductions across our businesses to reduce annual costs by $1 billion, excluding incremental costs resulting from any future acquisition of a business. We expect these cost reductions to be fully captured in fiscal 2019.
We cannot provide assurance that our cost reduction plan will be successful, that anticipated cost savings will be realized, that our operations, business and financial results will improve and/or that these efforts will not disrupt our operations (beyond what is intended). Our ability to achieve the anticipated cost savings and other benefits within the expected time frames is subject to many estimates and assumptions, which are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. Further, we may experience delays in the timing of these efforts and/or higher than expected or unanticipated costs in implementing them. Moreover, changes in the size, alignment or organization of our workforce could adversely affect employee morale and retention, relations with customers and business partners, our ability to develop and deliver products and services as anticipated and/or impair our ability to realize our current or future business and financial objectives. If we do not succeed in these efforts, if these efforts are more costly or time-consuming than expected, if our estimates and assumptions are not correct, if we experience delays or if other unforeseen events occur, our business and results of operations may be adversely affected.
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
National, state and local environmental laws and regulations affect our operations around the world. These laws may make it more expensive to manufacture, have manufactured and sell products, and our costs could increase if our vendors (e.g., suppliers, third-party manufacturers or utility companies) pass on their costs to us. We are also subject to laws and regulations impacting the manufacturing operations of our RF360 Holdings joint venture. See the Risk Factor entitled “There are numerous risks associated with our operation and control of manufacturing facilities of our joint venture with TDK, RF360 Holdings, including high fixed costs, environmental compliance and liability, exposure to natural disasters, timely supply of equipment and materials and manufacturing difficulties.”
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
Our stock price and earnings have fluctuated in the past and are likely to fluctuate in the future. Factors that may have a significant impact on the market price of our stock and/or earnings include those identified throughout this Risk Factors section, volatility of the stock market in general and technology-based companies in particular, announcements concerning us, our suppliers, our competitors or our customers or licensees and variations between our actual financial results or guidance and expectations of securities analysts or investors, among others. Further, increased volatility in the financial markets and/or overall economic conditions may reduce the amounts that we realize in the future on our cash equivalents and/

or marketable securities and may reduce our earnings as a result of any impairment charges that we record to reduce recorded values of marketable securities to their fair values.
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
We maintain an extensive investment portfolio of varied holdings, which are generally classified as available-for-sale and are therefore recorded on our consolidated balance sheet at fair value, with unrealized gains or losses reported as a component of accumulated other comprehensive income. The fair values of our investments are subject to fluctuation based primarily on market price volatility, as well as the underlying operations of the associated investment, among other things. If the fair value of such investments decreases below their cost basis, as some of our previous investments have, we may be required in certain circumstances to recognize a loss in our results of operations. The sensitivity of and risks associated with the market value of our investment portfolio are described more fully in our Annual Report on Form 10-K for our fiscal year ended September 24, 2017 and “Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report.
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
We are subject to income taxes in the United States and numerous foreign jurisdictions, including Singapore where our QCT segment’s non-United States headquarters is located. Significant judgment is required in determining our provision for income taxes. We regularly are subject to examination of our tax returns and reports by taxing authorities in the United States federal jurisdiction and various state and foreign jurisdictions, most notably in countries where we earn a routine return and the tax authorities believe substantial value-add activities are performed. Our current examinations are at various stages with respect to assessments, claims, deficiencies and refunds. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts give rise to a revision become known. Although we believe that our tax estimates are reasonable at December 24, 2017, the final determination of tax audits and any related legal proceedings could materially differ from amounts reflected in our historical income tax provisions and accruals. In such case, our income tax provision, results of operations and/or cash flows in the period or periods in which that determination is made could be negatively affected.
On December 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act (the Tax Legislation) was enacted in the United States. Given the amount and complexity of the changes in tax law resulting from the Tax Legislation, we have not finalized the accounting for the income tax effects of the Tax Legislation. This includes the provisional amounts recorded in the first quarter of fiscal 2018 related to the repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (Toll Charge) and the remeasurement of deferred taxes. Further, we are in the process of analyzing the effects of new taxes due on certain foreign income, such as GILTI (global intangible low-taxed income), BEAT (base-erosion anti-abuse tax), FDII (foreign-derived intangible income) and limitations on interest expense deductions (if certain conditions apply) that are effective starting in fiscal 2019, and other provisions of the Tax Legislation. The impact of the Tax Legislation may differ from this estimate, possibly materially, during the one-year measurement period due to, among other things, further refinement of our calculations, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Tax Legislation.
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
Our future success depends largely upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to identify, attract, retain and motivate them, which may become increasingly difficult given the uncertainty created by Broadcom’s unsolicited bid to acquire the Company and in an environment of cost reductions. Implementing our business strategy requires specialized engineering and other talent, as our revenues are highly dependent on technological and product innovations. The market for employees in our industry is extremely competitive. Further, existing immigration laws make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the United States, making the pool of available talent even smaller. If we are unable to attract and retain qualified employees, our business may be harmed.
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
The use of devices containing our products to interact with untrusted systems or otherwise access untrusted content creates a risk of exposing the system hardware and software in those devices to malicious attacks. While we continue to focus on this issue and are taking measures to safeguard our products from cybersecurity threats, device capabilities continue to evolve, enabling more elaborate functionality and use cases, and increasing the risk of security failures. Further, our products are inherently complex and may contain defects or errors that are detected only when the products are in use. Because our products and services are responsible for critical functions in our customers’ products and/or networks, security failures, defects or errors in our products or services could have an adverse impact on us, on our customers and/or on the end users of our customers’ products. Such adverse impact could include shipment delays; product liability claims or recalls; write-offs of our inventories, property, plant and equipment and/or intangible assets; unfavorable purchase commitments; a shift of business to our competitors; a decrease in demand for connected devices and wireless services; damage to our reputation and to our customer relationships; regulatory actions; and other financial liability or harm to our business. Further, security failures, defects or errors in the products of our customers or licensees could have an adverse impact on our results of operations and/or cash flows due to a delay or decrease in demand for our products or services generally, and our premium-tier products in particular, among other factors. Development of products and features in new domains of technology and the migration to integrated circuit technologies with smaller geometric feature sizes are complex and add risk to manufacturing yields and reliability. Further, manufacturing, testing, marketing and use of our products and those of our customers and licensees entail the risk of product liability.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2017 Annual Report on Form 10-K. At December 24, 2017, there have been no material changes to the financial market risks described at September 24, 2017. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting in the first quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
We have provided updated Risk Factors in the section labeled “Risk Factors” in “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” With the exception of changes to the risk factor labeled “Potential tax liabilities could adversely affect our results of operations,” and the new risk factors labeled “We are subject to a disruptive takeover proposal” and “If we are unsuccessful in executing our cost reduction plan, our business and results of operations may be adversely affected,” we do not believe those updates have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities in the first quarter of fiscal 2018 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
September 25, 2017 to October 22, 2017	752	$53.19	752	$1,604
October 23, 2017 to November 19, 2017	1,743	60.22	1,743	1,499
November 20, 2017 to December 24, 2017	1,221	65.49	1,221	1,419
Total	3,716		3,716

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)
On March 9, 2015, we announced a repurchase program authorizing us to repurchase up to $15 billion of our common stock. At December 24, 2017, $1.4 billion remained authorized for repurchase. The stock repurchase program has no expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (1)	8-K	000-19528/ 161339867	1/13/2016	2.1
2.2	Amendment #1, dated December 20, 2016, to Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (1)	10-Q	000-19528/ 17546539	1/25/2017	2.3
2.3	Amendment #2, dated January 19, 2017, to Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (1)	10-Q	000-19528/ 17546539	1/25/2017	2.4
2.4	Amendment #3, dated February 3, 2017, to Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (1)	10-Q	000-19528/ 17770305	4/19/2017	2.6
2.5	Purchase Agreement dated as of October 27, 2016 by and between Qualcomm River Holdings, B.V. and NXP Semiconductors N.V. (1)	8-K	000-19528/ 161956228	10/27/2016	2.1
3.1	Restated Certificate of Incorporation, as amended.	10-Q	000-19528/ 161775595	7/20/2016	3.1
3.2	Amended and Restated Bylaws.	8-K	000-19528/ 161769723	7/15/2016	3.2
4.1	Indenture, dated May 20, 2015, between the Company and U.S. Bank National Association, as trustee.	8-K	000-19528/ 15880967	5/21/2015	4.1
4.2	Officers’ Certificate, dated May 20, 2015, for the Floating Rate Notes due 2018, the Floating Rate Notes due 2020, the 1.400% Notes due 2018, the 2.250% Notes due 2020, the 3.000% Notes due 2022, the 3.450% Notes due 2025, the 4.650% Notes due 2035 and the 4.800% Notes due 2045.	8-K	000-19528/ 15880967	5/21/2015	4.2
4.3	Form of Floating Rate Notes due 2018.	8-K	000-19528/ 15880967	5/21/2015	4.3
4.4	Form of Floating Rate Notes due 2020.	8-K	000-19528/ 15880967	5/21/2015	4.4
4.5	Form of 1.400% Notes due 2018.	8-K	000-19528/ 15880967	5/21/2015	4.5
4.6	Form of 2.250% Notes due 2020.	8-K	000-19528/ 15880967	5/21/2015	4.6
4.7	Form of 3.000% Notes due 2022.	8-K	000-19528/ 15880967	5/21/2015	4.7
4.8	Form of 3.450% Notes due 2025.	8-K	000-19528/ 15880967	5/21/2015	4.8
4.9	Form of 4.650% Notes due 2035.	8-K	000-19528/ 15880967	5/21/2015	4.9
4.10	Form of 4.800% Notes due 2045.	8-K	000-19528/ 15880967	5/21/2015	4.10

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
4.11	Officers’ Certificate, dated May 26, 2017, for the Floating Rate Notes due 2019, the Floating Rate Notes due 2020, the Floating Rate Notes due 2023, the 1.850% Notes due 2019, the 2.100% Notes due 2020, the 2.600% Notes due 2023, the 2.900% Notes due 2024, the 3.250% Notes due 2027 and the 4.300% Notes due 2047.	8-K	000-19528/ 17882336	5/31/2017	4.2
4.12	Form of Floating Rate Notes due 2019.	8-K	000-19528/ 17882336	5/31/2017	4.3
4.13	Form of Floating Rate Notes due 2020.	8-K	000-19528/ 17882336	5/31/2017	4.4
4.14	Form of Floating Rate Notes due 2023.	8-K	000-19528/ 17882336	5/31/2017	4.5
4.15	Form of 1.850% Notes due 2019.	8-K	000-19528/ 17882336	5/31/2017	4.6
4.16	Form of 2.100% Notes due 2020.	8-K	000-19528/ 17882336	5/31/2017	4.7
4.17	Form of 2.600% Notes due 2023.	8-K	000-19528/ 17882336	5/31/2017	4.8
4.18	Form of 2.900% Notes due 2024.	8-K	000-19528/ 17882336	5/31/2017	4.9
4.19	Form of 3.250% Notes due 2027.	8-K	000-19528/ 17882336	5/31/2017	4.10
4.20	Form of 4.300% Notes due 2047.	8-K	000-19528/ 17882336	5/31/2017	4.11
10.41	Amendment to the Qualcomm Incorporated 2006 and 2016 Long-Term Incentive Plans, as amended and restated. (2)	8-K	000-19528/ 0171271241	12/22/2017	10.2
10.42	Qualcomm Incorporated Non-Executive Officer Change in Control Severance Plan.					X
10.43	Form of 2018 Annual Cash Incentive Plan Performance Unit Agreement. (2)					X
10.44	Form of Executive Restricted Stock Unit Grant Notice and Executive Restricted Stock Unit Agreement under the 2016 Long-Term Incentive Plan (FY2017/FY2018). (2)					X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steve Mollenkopf.					X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George S. Davis.					X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Steve Mollenkopf.					X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for George S. Davis.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.					X
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

Dated: January 31, 2018