Form 10-Q
period 2018-03-25
QUALCOMM INC/DE
filed 2018-04-25
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2018
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 23, 2018, was as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,482,622,312

QUALCOMM INCORPORATED
Form 10-Q
For the Quarter Ended March 25, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 25, 2018	September 24, 2017
ASSETS
Current assets:
Cash and cash equivalents	$37,946	$35,029
Marketable securities	1,625	2,279
Accounts receivable, net	3,535	3,632
Inventories	1,797	2,035
Other current assets	641	618
Total current assets	45,544	43,593
Marketable securities	35	1,270
Deferred tax assets	1,126	2,900
Property, plant and equipment, net	3,224	3,216
Goodwill	6,676	6,623
Other intangible assets, net	3,435	3,737
Other assets	4,086	4,147
Total assets	$64,126	$65,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,454	$1,971
Payroll and other benefits related liabilities	1,262	1,183
Unearned revenues	502	502
Short-term debt	3,733	2,495
Other current liabilities	5,709	4,756
Total current liabilities	12,660	10,907
Unearned revenues	1,803	2,003
Income taxes payable	3,277	—
Long-term debt	19,361	19,398
Other liabilities	3,206	2,432
Total liabilities	40,307	34,740

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,482 and 1,474 shares issued and outstanding, respectively	495	274
Retained earnings	22,779	30,088
Accumulated other comprehensive income	545	384
Total stockholders’ equity	23,819	30,746
Total liabilities and stockholders’ equity	$64,126	$65,486

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
Revenues:
Equipment and services	$3,936	$3,689	$8,639	$7,828
Licensing	1,325	1,327	2,690	3,187
Total revenues	5,261	5,016	11,329	11,015
Costs and expenses:
Cost of revenues	2,239	2,208	4,902	4,651
Research and development	1,402	1,386	2,822	2,697
Selling, general and administrative	869	615	1,641	1,206
Other (Note 2)	310	78	1,493	954
Total costs and expenses	4,820	4,287	10,858	9,508
Operating income	441	729	471	1,507
Interest expense	(179)	(107)	(350)	(197)
Investment and other income, net (Note 2)	96	235	211	417
Income before income taxes	358	857	332	1,727
Income tax benefit (expense) (Note 3)	5	(108)	(5,922)	(296)
Net income (loss)	$363	$749	$(5,590)	$1,431

Basic earnings (loss) per share	$0.25	$0.51	$(3.78)	$0.97
Diluted earnings (loss) per share	$0.24	$0.50	$(3.78)	$0.96
Shares used in per share calculations:
Basic	1,482	1,477	1,479	1,478
Diluted	1,494	1,489	1,479	1,492

Dividends per share announced	$0.57	$0.53	$1.14	$1.06

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
Net income (loss)	$363	$749	$(5,590)	$1,431
Other comprehensive income (loss), net of income taxes:
Foreign currency translation gains (losses)	178	16	173	(10)
Noncredit other-than-temporary impairment losses related to certain available-for-sale debt securities and subsequent changes in fair value	—	—	—	6
Reclassification of net other-than-temporary losses on available-for-sale securities included in net income (loss)	—	2	1	81
Net unrealized (losses) gains on other available-for-sale securities	(5)	69	(1)	(141)
Reclassification of net realized gains on available-for-sale securities included in net income (loss)	(8)	(37)	(9)	(129)
Net unrealized losses on derivative instruments	(7)	(5)	(6)	(3)
Reclassification of net realized losses (gains) on derivative instruments included in net income (loss)	2	(2)	3	(2)
Total other comprehensive income (loss)	160	43	161	(198)
Comprehensive income (loss)	$523	$792	$(5,429)	$1,233

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	March 25, 2018	March 26, 2017
Operating Activities:
Net (loss) income	$(5,590)	$1,431
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	751	671
Income tax provision in excess of (less than) income tax payments (Note 3)	5,477	(230)
Interest expense in excess of interest payments	207	129
Non-cash portion of share-based compensation expense	470	485
Net realized gains on marketable securities and other investments	(73)	(236)
Indefinite and long-lived asset impairment charges	33	34
Impairment losses on marketable securities and other investments	20	148
Other items, net	46	(32)
Changes in assets and liabilities:
Accounts receivable, net	94	(1,691)
Inventories	243	(245)
Other assets	70	107
Trade accounts payable	(511)	(677)
Payroll, benefits and other liabilities	1,166	2,592
Unearned revenues	(125)	(80)
Net cash provided by operating activities	2,278	2,406
Investing Activities:
Capital expenditures	(411)	(251)
Purchases of available-for-sale marketable securities	(5,758)	(8,802)
Proceeds from sales and maturities of available-for-sale securities	7,659	13,146
Deposits of investments designated as collateral	—	(2,000)
Acquisitions and other investments, net of cash acquired	(170)	(1,382)
Proceeds from other investments	159	7
Other items, net	2	42
Net cash provided by investing activities	1,481	760
Financing Activities:
Proceeds from short-term debt	5,563	5,113
Repayment of short-term debt	(4,330)	(4,864)
Proceeds from issuance of common stock	335	290
Repurchases and retirements of common stock	(425)	(727)
Dividends paid	(1,689)	(1,567)
Payments of tax withholdings related to vesting of share-based awards	(196)	(175)
Payment of purchase consideration related to RF360 joint venture	(115)	—
Other items, net	(17)	(52)
Net cash used by financing activities	(874)	(1,982)
Effect of exchange rate changes on cash and cash equivalents	32	(6)
Net increase in cash and cash equivalents	2,917	1,178
Cash and cash equivalents at beginning of period	35,029	5,946
Cash and cash equivalents at end of period	$37,946	$7,124
See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation
Financial Statement Preparation. These condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (collectively with its subsidiaries, the Company or Qualcomm) in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2017. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three-month and six-month periods ended March 25, 2018 and March 26, 2017 included 13 weeks and 26 weeks, respectively.
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
Earnings (Loss) Per Common Share. Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to Qualcomm by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed by dividing net income attributable to Qualcomm by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans, if any, and the weighted-average number of common shares outstanding during the reporting period. Due to the net loss for the six months ended March 25, 2018, all of the common share equivalents issuable under share-based compensation plans had an anti-dilutive effect and were therefore excluded from the computation of diluted loss per share. The following table provides information about the diluted earnings per share calculation (in millions):

	Three Months Ended		Six Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
Dilutive common share equivalents included in diluted shares	12.2	11.3	—	14.2
Shares of common stock equivalents not included because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period	0.1	10.8	44.9	5.4
Share-Based Compensation. Total share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

	Three Months Ended		Six Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
Cost of revenues	$10	$10	$21	$20
Research and development	151	155	307	308
Selling, general and administrative	61	81	142	157
Share-based compensation expense before income taxes	222	246	470	485
Related income tax benefit	(29)	(36)	(77)	(84)
	$193	$210	$393	$401
At March 25, 2018, total unrecognized compensation expense related to nonvested restricted stock units granted prior to that date was $1.3 billion, which is expected to be recognized over a weighted-average period of 1.9 years. At March 25, 2018, the Company had 28.4 million restricted stock units outstanding and 7.8 million stock options outstanding.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recent Accounting Pronouncements.
Share-based Awards: In March 2016, the Financial Accounting Standards Board (FASB) issued new guidance that changed the accounting for share-based awards, including income taxes, classification of awards and classification in the statement of cash flows. The Company adopted the new guidance in the first quarter of fiscal 2018. In accordance with the new guidance, excess tax benefits or deficiencies associated with share-based awards are recognized through earnings when the awards vest or settle, rather than in stockholders’ equity. In the six months ended March 25, 2018, net excess tax benefits associated with share-based awards of $21 million were recognized in the Company’s income tax provision. In addition, cash flows related to excess tax benefits are presented as an operating activity and cash payments made on an employee’s behalf for withheld shares are presented as financing activities, with the prior periods adjusted accordingly. As a result of these changes, amounts for the six months ended March 26, 2017 have been adjusted as follows: net cash provided by operating activities increased by $212 million with a corresponding offset to net cash used in financing activities. The new guidance also impacts the Company’s earnings per share calculation as the estimate of dilutive common share equivalents under the treasury stock method no longer assumes that the estimated tax benefits realized when an award is settled are used to repurchase shares. There was no impact of this change on the Company’s calculation of earnings per share as a result of the net loss for the six months ended March 25, 2018. The Company elected to continue its practice of estimating forfeitures expected to occur in determining the amount of compensation cost to be recognized each period.
Revenue Recognition: In May 2014, the FASB issued new guidance related to revenue recognition, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue as control of goods or services transfers to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. It defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The Company will adopt the new guidance in the first quarter of fiscal 2019 using the modified retrospective approach, with the cumulative effect of applying the new guidance recognized as an adjustment to the opening retained earnings balance. Given the scope of work required to implement the recognition and disclosure requirements under the new guidance, the Company has made progress in the identification of changes to policy, processes, systems and controls, and the Company continues to assess data availability and presentation necessary to meet the additional disclosure requirements of the guidance in the notes to the consolidated financial statements.
The Company currently expects the adoption of this new guidance to most significantly impact its licensing business. Specifically, the Company expects a change in the timing of revenues recognized from sales-based royalties. The Company currently recognizes sales-based royalties as revenues in the period in which such royalties are reported by licensees, which is after the conclusion of the quarter in which the licensees’ sales occur and when all other revenue recognition criteria are met. Under the new guidance, the Company will be required to estimate and recognize sales-based royalties in the period in which the associated sales occur, resulting in an acceleration of revenue recognition compared to the current method. Upon adoption of the new guidance, licenses to use portions of the Company’s intellectual property portfolio will be considered one performance obligation, and license fees will be recognized as revenues on a straight-line basis over the term of the license agreement, which is similar to the recognition of license revenues under the current guidance. The Company currently accounts for customer incentive arrangements in its licensing and semiconductor businesses, including volume-related and other pricing rebates or cost reimbursements for marketing and other activities involving certain of the Company’s products and technologies, in part based on the maximum potential liability. Under the new guidance, the Company will estimate the amount of all customer incentives. The Company does not otherwise expect the adoption of the new guidance to have a material impact on its businesses.
Financial Assets: In January 2016, the FASB issued new guidance on classifying and measuring financial instruments, which requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk be recognized separately in other comprehensive income. Additionally, it changes the disclosure requirements for financial instruments. The Company will adopt the new guidance in the first quarter of fiscal 2019 and is in the process of determining the effects the adoption will have on its consolidated financial statements.
In June 2016, the FASB issued new guidance that changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The new guidance will be effective for the Company starting in the first quarter of fiscal 2021. Early adoption is permitted starting in the first quarter of fiscal 2020. The Company is in the

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

process of determining the effects the adoption will have on its consolidated financial statements and whether to adopt the new guidance early.
Leases: In February 2016, the FASB issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The Company will adopt the new guidance in the first quarter of fiscal 2020 and expects to use the modified retrospective approach, with the cumulative effect of applying the new guidance recognized as an adjustment to opening retained earnings in the year of adoption. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements and whether to apply any of the optional practical expedients.
Hedge Instruments: In August 2017, the FASB issued new guidance that expands and refines hedge accounting for both financial and non-financial risks, aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements, and includes targeted improvements related to the assessment of hedge effectiveness. The new guidance also modifies disclosure requirements for hedging activities. The Company plans to adopt the new guidance in the first quarter of fiscal 2019 and does not expect the effects of the adoption to have a material impact on its consolidated financial statements.
Other: In August 2016, the FASB issued new guidance related to the classification of certain cash receipts and cash payments on the statement of cash flows. The Company will adopt the new guidance in the first quarter of fiscal 2019 and does not expect the effects of the adoption to have a material impact on its consolidated statements of cash flows.
In October 2016, the FASB issued new guidance that changes the accounting for income tax effects of intra-entity transfers of assets other than inventory. Under the new guidance, the selling (transferring) entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset. The Company will adopt the new guidance in the first quarter of fiscal 2019 and is in the process of determining the effects the adoption will have on its consolidated financial statements.
Note 2. Composition of Certain Financial Statement Items

Inventories (in millions)
	March 25, 2018	September 24, 2017
Raw materials	$93	$103
Work-in-process	643	799
Finished goods	1,061	1,133
	$1,797	$2,035

Other Current Liabilities (in millions)
	March 25, 2018	September 24, 2017
Customer incentives and other customer-related liabilities	$2,882	$2,804
Accrual for EC fine (Note 6)	1,232	—
Income taxes payable	575	312
Accrual for TFTC fine (Note 6)	156	778
Other	864	862
	$5,709	$4,756
Other Income, Costs and Expenses. Other expenses in the three months ended March 25, 2018 consisted of $310 million in restructuring and restructuring-related charges related to the Company’s Cost Plan (Note 9). Other expenses in the six months ended March 25, 2018 also included a $1.2 billion charge related to the European Commission (EC) fine (Note 6).
Other expenses in the three months ended March 26, 2017 consisted of $53 million in foreign currency losses related to the fine imposed by the Korea Fair Trade Commission (KFTC), which was accrued in the first quarter of fiscal 2017, and $25 million in restructuring and restructuring-related charges related to the Company’s Strategic Realignment Plan. Other

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

expenses in the six months ended March 26, 2017 consisted of a $921 million charge related to the KFTC fine, including related foreign currency losses, and $33 million in restructuring and restructuring-related charges related to the Company’s Strategic Realignment Plan.

Investment and Other Income, Net (in millions)
	Three Months Ended		Six Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
Interest and dividend income	$154	$153	$280	$320
Net realized gains on marketable securities	3	67	13	206
Net realized gains on other investments	47	21	60	30
Impairment losses on marketable securities	—	(3)	(1)	(125)
Impairment losses on other investments	(11)	(2)	(19)	(23)
Net gains on derivative investments	10	13	9	20
Equity in net losses of investees	(17)	(14)	(38)	(11)
Net losses on foreign currency transactions	(90)	—	(93)	—
	$96	$235	$211	$417
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
Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), given the amount and complexity of the changes in tax law resulting from the Tax Legislation, the Company has not finalized the accounting for the income tax effects of the Tax Legislation. This includes the provisional amounts recorded related to the Toll Charge, the remeasurement of deferred taxes and the change in the Company’s indefinite reinvestment assertion. Further, the Company is in the process of analyzing the effects of new taxes due on certain foreign income, such as GILTI (global intangible low-taxed income), BEAT (base-erosion anti-abuse tax) and FDII (foreign-derived intangible income), and limitations on interest expense deductions (if certain conditions apply), all of which are effective starting in fiscal 2019, as well as other provisions of the Tax Legislation. The Company has elected to account for GILTI as period costs if and when incurred. As a result of recognizing the impact of the Tax Legislation in income tax expense (benefit), certain tax effects, which were nominal, were stranded in accumulated other comprehensive income, and the Company will not reclassify such amounts to retained earnings. The impact of the Tax Legislation may differ from this estimate, possibly materially, during the one-year measurement period due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Legislation.
The Company has preliminarily accounted for the effects of the Tax Legislation, which resulted in a charge of $5.87 billion to income tax expense recorded discretely in the first quarter of fiscal 2018, comprised of $5.3 billion related to the estimated Toll Charge and $562 million resulting from the estimated impact of remeasurement of U.S. deferred tax assets and liabilities that existed at the end of fiscal 2017 at a lower enacted corporate income tax rate. The Company recorded a $15 million net tax benefit discretely in the second quarter of fiscal 2018 related to refining estimates associated with the Toll Charge and impact of remeasurement of U.S. deferred tax assets and liabilities.
The Toll Charge is based on the Company’s post-1986 earnings and profits of U.S.-owned foreign subsidiaries through December 31, 2017 for which the Company had previously deferred U.S. income taxes. The total estimated Toll Charge of $5.3 billion was recorded discretely in the first six months of fiscal 2018. The Company has not yet finalized its calculation

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of the total post-1986 foreign earnings and profits for the respective foreign subsidiaries. Further, the Toll Charge is based in part on the amount of those earnings held in cash and other specific assets. The Company remeasured its deferred tax assets and liabilities that existed at the end of fiscal 2017 based on the income tax rate at which they are expected to reverse, which primarily assumes the reduced income tax rate of 21% applicable in fiscal 2019, resulting in a reduction to noncurrent deferred tax assets of $540 million in the first six months of fiscal 2018.
As of December 24, 2017, the Company no longer considers available cash balances that existed at the end of fiscal 2017 related to undistributed pre-fiscal 2018 earnings and profits of certain U.S.-owned foreign subsidiaries to be indefinitely reinvested and recorded a tax expense of $93 million related to foreign withholding taxes during the first six months of fiscal 2018, of which $86 million was recorded discretely in the first quarter of fiscal 2018. The Company otherwise continues to consider other undistributed earnings of certain U.S.-owned foreign subsidiaries to be indefinitely reinvested based on its current plans for use and/or investment outside of the U.S., and therefore, no liability has been recorded for such taxes. However, as a result of the Tax Legislation, the Company is reassessing its intentions related to its indefinite reinvestment assertion. Should the Company decide to no longer indefinitely reinvest such earnings outside the U.S., the Company would have to adjust the income tax provision in the period such determination is made.
As a result of the Toll Charge imposed by the Tax Legislation, the Company expects to fully utilize all of its unused federal tax credits that existed at the end of fiscal 2017 of $1.1 billion, which resulted in a reduction to noncurrent deferred tax assets in the first quarter of fiscal 2018, and the federal tax credits that are expected to be generated in fiscal 2018. The Company will elect to pay the Toll Charge, interest free, over a period of eight years, with payments beginning on January 15, 2019. The Company did not discount the amount of the Toll Charge. The cash amount the Company currently estimates will be paid for the Toll Charge, net of tax credit carryforwards and expected tax credits estimated to be generated in fiscal 2018, is $3.2 billion. The estimated first installment of $251 million is due on January 15, 2019 and was included in other current liabilities. The remaining liability was included in noncurrent income taxes payable.
The Company estimates its annual effective income tax rate to be approximately 438% for fiscal 2018, as compared to the 18% effective income tax rate for fiscal 2017, primarily as a result of the estimated charge of $5.95 billion recorded to income tax expense in the first six months of fiscal 2018 related to the combined effect of the Toll Charge, the remeasurement of deferred tax assets and liabilities and the Company’s decision to no longer indefinitely reinvest certain foreign earnings, all of which resulted from the Tax Legislation. The estimated annual effective tax rate for fiscal 2018 was also impacted by the EC fine (Note 6) recorded in the first quarter of fiscal 2018, which is not deductible for tax purposes and is attributable to a foreign jurisdiction. Tax benefits from foreign income taxed at rates lower than rates in the U.S. are expected to be approximately 31% in fiscal 2018, compared to 32% in fiscal 2017, primarily due to the lower U.S. federal statutory income tax rate enacted by the Tax Legislation, partially offset by lower estimated U.S. revenues primarily related to decreased royalty revenues from Apple’s contract manufacturers and the other licensee in dispute. The estimated annual effective tax rate for fiscal 2018 also reflects a blended U.S. federal statutory income tax rate of 25% as a result of the Tax Legislation and the increase in the Company’s Singapore tax rate due to the expiration of certain of its tax incentives in March 2017. The annual effective tax rate of 18% for fiscal 2017 reflected the KFTC and TFTC fines (Note 6), which were not deductible for tax purposes and were each attributable to the U.S. and foreign jurisdictions.
The effective tax rate of 1% benefit for the second quarter of fiscal 2018 was lower than the estimated annual effective tax rate primarily due to the estimated charge of $5.96 billion recorded discretely to income tax expense in the first quarter of fiscal 2018 related to the effects of certain components of the Tax Legislation and the EC fine recorded in the first quarter of fiscal 2018, as well as the $15 million tax benefit recorded discretely in the second quarter of fiscal 2018 related to refining estimates associated with the Tax Legislation.
Unrecognized tax benefits were $347 million and $372 million at March 25, 2018 and September 24, 2017, respectively. The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits at March 25, 2018 may increase or decrease in the next 12 months.
The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions, and is currently under examination by various tax authorities worldwide, most notably in countries where the Company earns a routine return and tax authorities believe substantial value-add activities are performed. These examinations are at various stages with respect to assessments, claims, deficiencies and refunds, many of which are open for periods after fiscal 2000. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts give rise to a revision become known. As of March 25, 2018, the Company believes that adequate amounts have been reserved for based on facts known. However, the final determination of

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

tax audits and any related legal proceedings could materially differ from amounts reflected in the Company’s income tax provision and the related accruals.
Note 4. Stockholders’ Equity
Changes in stockholders’ equity in the six months ended March 25, 2018 were as follows (in millions):

Total Stockholders’ Equity
Balance at September 24, 2017	$30,746
Net loss	(5,590)
Other comprehensive income	161
Common stock issued under employee benefit plans and related tax benefits	343
Share-based compensation	499
Tax withholdings related to vesting of share-based payments	(196)
Dividends	(1,719)
Stock repurchases	(425)
Balance at March 25, 2018	$23,819
Accumulated Other Comprehensive Income. Changes in the components of accumulated other comprehensive income, net of income taxes, in stockholders’ equity in the six months ended March 25, 2018 were as follows (in millions):

	Foreign Currency Translation Adjustment	Noncredit Other-than-Temporary Impairment Losses and Subsequent Changes in Fair Value for Certain Available-for-Sale Debt Securities	Net Unrealized Gain (Loss) on Other Available-for-Sale Securities	Net Unrealized (Loss) Gain on Derivative Instruments	Other Gains	Total Accumulated Other Comprehensive Income
Balance at September 24, 2017	$147	$23	$218	$(8)	$4	$384
Other comprehensive income (loss) before reclassifications	173	—	(1)	(6)	—	166
Reclassifications from accumulated other comprehensive income	—	1	(9)	3	—	(5)
Other comprehensive income (loss)	173	1	(10)	(3)	—	161
Balance at March 25, 2018	$320	$24	$208	$(11)	$4	$545
Reclassifications from accumulated other comprehensive income related to available-for-sale securities were negligible in both the three and six months ended March 25, 2018 and $35 million and $48 million in the three and six months ended March 26, 2017, respectively, and were recorded in investment and other income, net (Note 2).
Stock Repurchase Program. On March 9, 2015, the Company announced a stock repurchase program authorizing it to repurchase up to $15 billion of the Company’s common stock. The stock repurchase program has no expiration date. In the six months ended March 25, 2018 and March 26, 2017, the Company repurchased and retired 6.8 million and 11.5 million shares for $425 million and $727 million, respectively, before commissions. At March 25, 2018, $1.2 billion remained authorized for repurchase under the Company’s stock repurchase program.
Dividends. On March 8, 2018, the Company announced a 9% increase in its quarterly dividend per share of common stock from $0.57 to $0.62, which is effective for dividends payable after March 21, 2018. On April 17, 2018, the Company announced a cash dividend of $0.62 per share on the Company’s common stock, payable on June 20, 2018 to stockholders of record as of the close of business on May 30, 2018. In the six months ended March 25, 2018 and March 26, 2017, dividends charged to retained earnings were as follows (in millions, except per share data):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	2018		2017
	Per Share	Total	Per Share	Total
First quarter	$0.57	$862	$0.53	$801
Second quarter	0.57	857	0.53	798
	$1.14	$1,719	$1.06	$1,599
Employee Benefit Plans. On March 23, 2018, the Company’s stockholders approved an amendment to the Amended and Restated QUALCOMM Incorporated 2001 Employee Stock Purchase Plan to increase the share reserve by 30,000,000 shares to approximately 101,709,000.
Note 5. Debt
Revolving Credit Facilities. The Company has an Amended and Restated Revolving Credit Facility (2016 Amended and Restated Revolving Credit Facility) that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $5.0 billion, of which $530 million and $4.47 billion will expire in February 2020 and November 2021, respectively. Proceeds from the 2016 Amended and Restated Revolving Credit Facility are expected to be used for general corporate purposes. At March 25, 2018 and September 24, 2017, the Company had not borrowed any funds under the 2016 Amended and Restated Revolving Credit Facility.
In March 2018, the Company entered into a credit agreement, which was amended on April 20, 2018 in connection with Amendment No. 2 to the NXP purchase agreement (Amendment No. 2) (Note 8), that provides for senior unsecured delayed-draw revolving facility loans in an aggregate amount of $3.0 billion (as amended, the 2018 Revolving Credit Facility). Proceeds from the 2018 Revolving Credit Facility, if drawn, will be used in part to finance the proposed acquisition of NXP (Note 8) and for general corporate purposes. Commitments under the 2018 Revolving Credit Facility will expire on the first to occur of (i) the termination of Qualcomm River Holdings’s obligation to consummate the proposed acquisition of NXP, (ii) if the closing date under the 2018 Revolving Credit Facility has not occurred, the date that is five business days following July 25, 2018 and (iii) the termination of the commitments in accordance with the provisions of the 2018 Revolving Credit Facility providing for voluntary and mandatory commitment reductions. Loans under the 2018 Revolving Credit Facility will mature on December 31, 2018 and will bear interest, at the option of the Company, at either the reserve-adjusted Eurocurrency Rate (determined in accordance with the 2018 Revolving Credit Facility) or the Base Rate (determined in accordance with the 2018 Revolving Credit Facility), in each case plus an applicable margin based on the Company’s long-term unsecured senior, non-credit enhanced debt ratings. The initial margins over the reserve-adjusted Eurocurrency Rate and the Base Rate based on Qualcomm’s debt ratings as of March 25, 2018 will be 0.75% and 0.00% per annum, respectively. The 2018 Revolving Credit Facility has a ticking fee, which is based on Qualcomm’s debt ratings and initially accrues at a rate of 0.05% per annum commencing on March 6, 2018. At March 25, 2018, the Company had not borrowed any funds under the 2018 Revolving Credit Facility.
Commercial Paper Program. The Company has an unsecured commercial paper program, which provides for the issuance of up to $5.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. Maturities of commercial paper can range from 1 day to up to 397 days. At March 25, 2018 and September 24, 2017, the Company had $2.2 billion and $999 million, respectively, of outstanding commercial paper included in short-term debt with a weighted-average interest rate of 1.98% and 1.19%, respectively, which included fees paid to the commercial paper dealers, and weighted-average remaining days to maturity of 44 days and 45 days, respectively. The carrying value of the outstanding commercial paper approximated its estimated fair value at March 25, 2018 and September 24, 2017.
Term Loan Facilities. The Company is party to a credit agreement, which was amended on April 20, 2018, in connection with Amendment No. 2, that provides for senior unsecured delayed-draw term facility loans in an aggregate amount of $4.0 billion (as amended, the 2016 Term Loan Facility). Proceeds from the 2016 Term Loan Facility, if drawn, will be used to finance the proposed acquisition of NXP. Commitments under the 2016 Term Loan Facility will expire on the first to occur of (i) the consummation of the proposed acquisition of NXP without using loans under the 2016 Term Loan Facility, (ii) the termination of Qualcomm River Holdings’s obligation to consummate the proposed acquisition of NXP and (iii) the date that is five business days following July 25, 2018. At March 25, 2018 and September 24, 2017, the Company had not borrowed any funds under the 2016 Term Loan Facility.
In March 2018, the Company entered into a credit agreement, which was amended on April 20, 2018 in connection with Amendment No. 2, that provides for senior unsecured delayed-draw term facility loans in an aggregate amount of $3.0 billion (as amended, the 2018 Term Loan Facility). Proceeds from the 2018 Term Loan Facility, if drawn, will be used in part to

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

finance the proposed acquisition of NXP and for general corporate purposes. Commitments under the 2018 Term Loan Facility will expire on the first to occur of (i) the consummation of the proposed acquisition of NXP without using loans under the 2018 Term Loan Facility, (ii) the termination of Qualcomm River Holdings’s obligation to consummate the proposed acquisition of NXP, (iii) the date that is five business days following July 25, 2018 and (iv) the termination of the commitments in accordance with the provisions of the 2018 Term Loan Facility providing for voluntary and mandatory commitment reductions. Loans under the 2018 Term Loan Facility will mature on December 31, 2018 and will bear interest, at the option of the Company, at either the reserve-adjusted Eurocurrency Rate (determined in accordance with the 2018 Term Loan Facility) or the Base Rate (determined in accordance with the 2018 Term Loan Facility), in each case plus an applicable margin based on the Company’s long-term unsecured senior, non-credit enhanced debt ratings. The initial margins over the reserve-adjusted Eurocurrency Rate and the Base Rate based on Qualcomm’s debt ratings as of March 25, 2018 will be 0.875% and 0.00% per annum, respectively. The 2018 Term Loan Facility has a ticking fee, which is based on Qualcomm’s debt ratings and initially accrues at a rate of 0.05% per annum commencing on March 6, 2018. At March 25, 2018, the Company had not borrowed any funds under the 2018 Term Loan Facility.
Long-term Debt. The following table provides a summary of the Company’s long-term debt (in millions, except percentages):

	March 25, 2018		September 24, 2017
	Amount	Effective Rate	Amount	Effective Rate
May 2015 Notes
Floating-rate three-month LIBOR plus 0.27% notes due May 18, 2018	$250	2.21%	$250	1.65%
Floating-rate three-month LIBOR plus 0.55% notes due May 20, 2020	250	2.49%	250	1.92%
Fixed-rate 1.40% notes due May 18, 2018	1,250	2.94%	1,250	1.93%
Fixed-rate 2.25% notes due May 20, 2020	1,750	2.79%	1,750	2.20%
Fixed-rate 3.00% notes due May 20, 2022	2,000	3.34%	2,000	2.65%
Fixed-rate 3.45% notes due May 20, 2025	2,000	3.46%	2,000	3.46%
Fixed-rate 4.65% notes due May 20, 2035	1,000	4.74%	1,000	4.74%
Fixed-rate 4.80% notes due May 20, 2045	1,500	4.71%	1,500	4.71%
May 2017 Notes
Floating-rate three-month LIBOR plus 0.36% notes due May 20, 2019	750	2.37%	750	1.80%
Floating-rate three-month LIBOR plus 0.45% notes due May 20, 2020	500	2.43%	500	1.86%
Floating-rate three-month LIBOR plus 0.73% notes due January 30, 2023	500	2.56%	500	2.11%
Fixed-rate 1.85% notes due May 20, 2019	1,250	2.00%	1,250	2.00%
Fixed-rate 2.10% notes due May 20, 2020	1,500	2.19%	1,500	2.19%
Fixed-rate 2.60% notes due January 30, 2023	1,500	2.70%	1,500	2.70%
Fixed-rate 2.90% notes due May 20, 2024	1,500	3.01%	1,500	3.01%
Fixed-rate 3.25% notes due May 20, 2027	2,000	3.46%	2,000	3.46%
Fixed-rate 4.30% notes due May 20, 2047	1,500	4.47%	1,500	4.47%
Total principal	21,000		21,000
Unamortized discount, including debt issuance costs	(97)		(106)
Hedge accounting fair value adjustments	(43)		—
Total	$20,860		$20,894
Reported as:
Short-term debt	$1,499		$1,496
Long-term debt	19,361		19,398
Total	$20,860		$20,894
The Company’s 2019 floating-rate notes, 2020 floating-rate notes, 2019 fixed-rate notes and 2020 fixed-rate notes issued in May 2017 for an aggregate principal amount of $4.0 billion are subject to a special mandatory redemption at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest to, but excluding, the date of such mandatory

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

redemption. The redemption is required on the first to occur of (i) the termination of the NXP purchase agreement or (ii) if the NXP transaction has not closed, by June 1, 2018. The Company may redeem the fixed-rate notes at any time in whole, or from time to time in part, at specified make-whole premiums as defined in the applicable form of note. The Company may not redeem the other floating-rate notes prior to maturity. The obligations under the notes rank equally in right of payment with all of the Company’s other senior unsecured indebtedness and will effectively rank junior to all liabilities of the Company’s subsidiaries. At March 25, 2018 and September 24, 2017, the aggregate fair value of the notes, based on Level 2 inputs, was approximately $20.5 billion and $21.5 billion, respectively.
In connection with issuance of the May 2015 Notes, the Company entered into interest rate swaps with an aggregate notional amount of $3.0 billion, which effectively converted all of the fixed-rate notes due in 2018 and approximately 43% and 50% of the fixed-rate notes due in 2020 and 2022, respectively, into floating-rate notes. The net gains and losses on the interest rate swaps, as well as the offsetting gains or losses on the related fixed-rate notes attributable to the hedged risks, are recorded in earnings in interest expense in the current period. The Company did not enter into similar interest rate swaps in connection with issuance of the May 2017 Notes.
The effective interest rates for the notes include the interest on the notes, amortization of the discount, which includes debt issuance costs, and if applicable, adjustments related to hedging. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes. Cash interest paid related to the Company’s commercial paper program and long-term debt, net of cash received from the related interest rate swaps, was $317 million and $150 million in the six months ended March 25, 2018 and March 26, 2017, respectively.
Debt Covenants. The 2016 Amended and Restated Revolving Credit Facility, the 2016 Term Loan Facility, the 2018 Revolving Credit Facility and the 2018 Term Loan Facility require that the Company comply with certain covenants, including one financial covenant to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization to consolidated interest expense, as defined in each of the respective agreements, of not less than three to one at the end of each fiscal quarter. The Company is not subject to any financial covenants under the notes nor any covenants that would prohibit the Company from incurring additional indebtedness ranking equal to the notes, paying dividends, issuing securities or repurchasing securities issued by it or its subsidiaries. At March 25, 2018 and September 24, 2017, the Company was in compliance with the applicable covenants under each facility outstanding at such time.
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
On December 14, 2015, ParkerVision filed another complaint against the Company in the United States District Court for the Middle District of Florida alleging patent infringement. Apple Inc., Samsung Electronics Co., LTD., Samsung Electronics America, Inc., Samsung Telecommunications America, LLC, Samsung Semiconductor, Inc., LG Electronics, Inc., LG Electronics U.S.A., Inc. and LG Electronics MobileComm U.S.A., Inc. are also named defendants. The complaint asserts that certain of the Company’s products infringe four additional ParkerVision patents and seeks damages and other relief. On December 15, 2015, ParkerVision filed a complaint with the ITC pursuant to Section 337 of the Tariff Act of 1930 against the same parties asserting the same four patents. The complaint seeks an exclusion order barring the importation of products that

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

use either of two Company transceivers or one Samsung transceiver and a cease and desist order preventing the Company and the other defendants from carrying out commercial activities within the United States related to such products. On January 13, 2016, the Company served its answer to the District Court complaint. On January 15, 2016, the ITC instituted an investigation. On February 12, 2016, the District Court case was stayed pending completion of the ITC investigation. Subsequently, ParkerVision announced that it had reached a settlement with Samsung which dismissed the Samsung entities from the ITC investigation and related District Court case. On February 2, 2017, the ITC granted ParkerVision’s motion to drop all but one patent and one accused product from the ITC investigation. On March 12, 2017, one day before the ITC hearing was scheduled to begin, ParkerVision moved to withdraw its ITC complaint in its entirety. The Company and the other defendants did not oppose the withdrawal of the complaint. On April 28, 2017, the ITC formally closed the investigation. On May 4, 2017, ParkerVision filed a motion to reopen the related District Court Case, and on May 26, 2017, the District Court granted the motion. On March 16, 2018, the parties agreed to dismiss three of ParkerVision’s patents from the case without prejudice, leaving only one patent at issue. No trial date has been set.
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
On April 10, 2017, the Company filed its Answer and Counterclaims (amended on May 24, 2017) in response to Apple’s complaint denying Apple’s claims and asserting claims against Apple. The counterclaims against Apple include tortious interference with the Company’s long-standing Subscriber Unit License Agreements (SULAs) with third-party contract manufacturers of Apple devices, causing those contract manufacturers to withhold certain royalty payments owed to the Company and violate their audit obligations; breach of contract and the implied covenant of good faith and fair dealing relating to the parties’ Cooperation Agreement; unjust enrichment and declaratory relief relating to the Cooperation Agreement; breach of contract based on Apple’s failure to pay amounts owed to the Company under a Statement of Work relating to a high-speed feature of the Company’s chipsets; breach of the parties’ software agreement; and violation of California Unfair Competition Law based on Apple’s threatening the Company to prevent it from promoting the superior performance of the Company’s own chipsets. The Company also seeks declaratory judgments that the Company has satisfied its FRAND commitments with respect to Apple, and that the Company’s SULAs with the contract manufacturers do not violate either competition law or the Company’s FRAND commitments. On June 19, 2017, Apple filed a Partial Motion to Dismiss the Company’s counterclaim for violation of the California Unfair Competition Law. The court granted that motion on November 8, 2017. On June 20, 2017, Apple filed an Answer and Affirmative Defenses to the rest of the Company’s counterclaims, and also filed an Amended Complaint reiterating all of the original claims and adding claims for declaratory judgments of invalidity of the nine patents that are subject to declaratory judgment claims in the original complaint, adding new declaratory judgment claims for non-infringement, invalidity and a declaration of royalties for nine more patents. Apple also added claims for declaratory judgments that certain of the Company’s agreements are unenforceable. On July 21, 2017, the Company filed an Answer to Apple’s Amended Complaint as well as a motion to dismiss the new declaratory judgment claims for non-infringement, invalidity and a declaration of royalties for the nine additional patents. The court granted the Company’s motion on November 8, 2017. On July 18, 2017, Apple filed a motion to consolidate this action with QUALCOMM Incorporated v. Compal Electronics, Inc., et al., discussed below, and on September 13, 2017, the court granted that motion. Fact discovery is set to close in these cases on May 11, 2018. A final pretrial conference is scheduled for September 28, 2018. The trials have not been scheduled.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On January 23, 2017, an Apple subsidiary in China filed two complaints against the Company in the Beijing Intellectual Property Court. On March 31, 2017, the court granted an application by Apple Inc. to join the actions as a plaintiff, and Apple amended the complaints. One of the complaints alleges a violation of China’s Anti-Monopoly Law (AML complaint); the other complaint requests a determination of the terms of a patent license between the Company and Apple (FRAND complaint). The AML complaint alleges that (i) the Company has abused its dominant position in communication standard-essential patents licensing markets and certain global baseband chipset markets by charging and offering royalty terms that were excessively high; (ii) the Company refused to license certain implementers of standardized technologies, including Apple and baseband chipset manufacturers; (iii) the Company forced Apple to use only the Company’s products and services; and (iv) the Company bundled licenses to standard-essential patents with licenses to non-standard-essential patents and imposed other unreasonable or discriminatory trading terms on Apple in violation of the AML. The AML complaint seeks a decree that the Company cease the alleged abuse of dominance, as well as damages in the amount of 1 billion Chinese Renminbi (approximately $158 million based on the exchange rate on March 25, 2018). The FRAND complaint makes allegations similar to the AML complaint and further alleges that the Company refused to offer licensing terms for the Company’s cellular standard-essential patents consistent with the Company’s FRAND licensing commitments and failed to provide to Apple certain information about the Company’s patents. The FRAND complaint seeks (i) a declaration that the license terms offered to Apple by the Company for its mobile communication standard essential patents are not compliant with FRAND; (ii) an order that the Company cease its actions that allegedly violate the Company’s FRAND obligations, including pricing on unfair, unreasonable and excessive terms, refusing to deal, imposing unreasonable trade conditions and failing to provide information on the Company’s patents; and (iii) a determination of FRAND-compliant license terms for the Company’s Chinese standard-essential patents. Apple also seeks its expenses in each of the cases. On August 3, 2017, the Company received three additional complaints filed by an Apple subsidiary and Apple Inc. against the Company in the Beijing Intellectual Property Court. The complaints seek declaratory judgments of non-infringement of three Qualcomm patents. The Company has filed jurisdictional and other objections to the complaints.
On February 16, 2017, Apple and one of its Japanese subsidiaries filed four complaints against the Company in the Tokyo District Court. In three of the complaints, Apple seeks declaratory judgment of non-infringement by Apple of three of the Company’s patents. Apple further seeks a declaration that the Company’s patent rights with respect to those three patents are exhausted by the Company’s SULAs with the contract manufacturers of Apple’s devices as well as the Company’s sale of baseband chipsets. Apple also seeks an award of fees. On January 30, 2018, the court dismissed one of the complaints, finding that Apple lacked standing based on the facts it alleged in that complaint. The court has yet to rule on whether Apple has standing in the remaining complaints. On May 15, 2017, the Company learned of the fourth complaint. In that complaint, Apple and one of its Japanese subsidiaries seek damages of 100 million Japanese Yen (approximately $1 million based on the exchange rate on March 25, 2018) from the Company, based on allegations that the Company violated the Japanese Antimonopoly Act and the Japanese Civil Code. In particular, the fourth complaint alleges that (i) the Company holds a monopoly position in the market for baseband processor chipsets that implement certain cellular standards; (ii) the Company collects double royalties through its license agreements and the sale of chipsets; (iii) the Company refused to grant Apple a license on FRAND terms and forced Apple to execute a rebate agreement under unreasonable conditions; (iv) the Company refused to grant Apple a direct license; and (v) the Company demanded a license fee based on the market value of the total device. The Company has filed jurisdictional and other objections to all four of the complaints.
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
On April 18, 2017, Apple and one of its Taiwanese subsidiaries filed a complaint against the Company in the Taiwan Intellectual Property Court alleging that the Company has abused a dominant market position in licensing wireless standard-essential patents and selling baseband chipsets, including improper pricing, refusal to deal, exclusive dealing, tying, imposing unreasonable trade terms and discriminatory treatment. The complaint seeks rulings that the Company not use the sales price

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of the terminal device as the royalty base for standard-essential patents; not leverage its cellular standard-essential patents to obtain licenses of its non-standard-essential patents or demand cross-licenses without proper compensation; not refuse, reduce, delay or take any other action to limit the supply of its baseband chipsets to non-licensees; that the Company must license its standard-essential patents on FRAND terms; and that the Company shall not, based on standard-essential patents, seek injunctions. The complaint also seeks damages of 10 million Taiwan Dollars (less than $1 million based on the exchange rate on March 25, 2018), among other relief.
On November 30, 2017, Apple and certain of its Chinese subsidiaries filed three patent infringement complaints against the Company in the Beijing Intellectual Property Court. Apple seeks damages and costs. The Company has filed jurisdictional objections to the complaints.
The Company believes Apple’s claims in the above matters are without merit.
QUALCOMM Incorporated v. Compal Electronics, Inc. et al.: On May 17, 2017, the Company filed a complaint in the United States District Court for the Southern District of California against Compal Electronics, Inc. (Compal), FIH Mobile, Ltd., Hon Hai Precision Industry Co., Ltd. (together with FIH Mobile, Ltd., Foxconn), Pegatron Corporation (Pegatron) and Wistron Corporation (Wistron) asserting claims for injunctive relief, specific performance, declaratory relief and damages stemming from the defendants’ breach of contracts by ceasing the payment of royalties for iPhones and other devices which they manufacture for Apple. On July 17, 2017, Compal, Foxconn, Pegatron and Wistron each filed third-party complaints for contractual indemnity against Apple seeking to join Apple as a party to the action. On July 18, 2017, Apple filed an answer to these third-party complaints acknowledging its indemnity agreements and consenting to be joined. On July 18, 2017, the defendants filed an Answer and Counterclaims to the complaint, asserting defenses and counterclaims similar to allegations previously made by Apple in the Apple Inc. v. QUALCOMM Incorporated case in the Southern District of California discussed above. In addition, the defendants asserted certain new claims, including claims under Section 1 of the Sherman Act and California’s Cartwright Act. The defendants seek damages, declaratory relief, injunctive relief, restitution of certain royalties and other relief. On July 18, 2017, Apple filed a motion to consolidate this action with the Apple Inc. v. QUALCOMM Incorporated case in the Southern District of California. On September 13, 2017, the court granted Apple’s consolidation motion. Fact discovery is set to close in these cases on May 11, 2018. A final pretrial conference is scheduled for September 28, 2018. No trial date has been set.
The Company believes Compal’s, Foxconn’s, Pegatron’s and Wistron’s claims in the above matter are without merit.
QUALCOMM Incorporated v. Apple Inc.: On July 6, 2017, the Company filed a complaint against Apple in the United States District Court for the Southern District of California asserting claims for damages and injunctive relief for infringement of six of the Company’s patents directed to a variety of features found in iPhone models. On July 7, 2017, the Company filed a complaint against Apple in the United States International Trade Commission (ITC) requesting that the ITC institute an investigation pursuant to Section 337 of the Tariff Act of 1930 based on Apple’s infringement of the same six patents. The Company is seeking a limited exclusion order and cease and desist order against importation of iPhone models that do not contain a Qualcomm brand baseband processor. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. Apple filed an Answer and Counterclaims in the District Court case on September 26, 2017. On November 29, 2017, Apple filed a First Amended Answer and Counterclaims asserting that the Company’s Snapdragon processors infringe eight Apple patents. On August 8, 2017, the ITC issued a notice of institution of an investigation. On August 25, 2017, the Company withdrew allegations as to one patent in both the ITC investigation and the District Court case. On April 25, 2018, the Company withdrew allegations as to two additional patents in the ITC investigation, but not the district court case, in order to satisfy certain briefing limitations and to narrow the issues for hearing. The ITC investigation is scheduled for evidentiary hearing by the Administrative Law Judge (ALJ) from June 18-26, 2018. The ALJ’s Initial Determination on the merits is due on September 14, 2018, and the target date for final determination by the ITC is set for January 14, 2019. A case management conference in the district court case was held on January 26, 2018. On March 2, 2018, the court granted the Company’s motion to sever, for separate trial, Apple’s counterclaims for patent infringement against the Company. With respect to the Company’s patent claims against Apple, fact discovery is scheduled to close on June 11, 2018 and trial is scheduled to begin on March 4, 2019. With respect to Apple’s patent claims against the Company, fact discovery is scheduled to close on December 3, 2018, and trial is scheduled to begin on July 15, 2019.
On November 1, 2017, the Company filed a complaint against Apple in San Diego Superior Court for breach of the Master Software Agreement between the companies. The complaint recounts instances when Apple failed to protect the Company’s software as required by the agreement and failed to provide sufficient information to which the Company is entitled under the agreement in order to understand whether other breaches have occurred. The complaint seeks specific

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

performance of Apple’s obligations to cooperate with an audit of its handling of the Company’s software, damages and injunctive relief. Apple filed its Answer to the Complaint on December 29, 2017. A case management conference is scheduled for July 20, 2018. No trial date has been set.
On November 29, 2017, the Company filed three additional complaints against Apple in the United States District Court for the Southern District of California alleging infringement of a total of 16 of the Company’s patents. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. The complaints seek damages and injunctive relief. On January 22, 2018, Apple filed Answers and Counterclaims in each of these cases seeking declaratory judgments that the asserted patents are invalid and/or not infringed. Case management conferences were held on February 7, 2018 and March 1, 2018. Tutorials and presentation of claim construction arguments for two of the cases are scheduled for September 10 and 11, 2018 and October 10 and 11, 2018, respectively. For the case relating to the November 30, 2017 ITC investigation described below, a mandatory settlement conference is scheduled for October 19, 2018, fact discovery is scheduled to close on March 13, 2019, and trial is scheduled to begin on October 21, 2019. No trial date has been set for the other two cases.
On November 30, 2017, the Company filed a complaint in the ITC accusing certain Apple products of infringing five of the Company’s patents. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. The Company seeks a limited exclusion order and cease and desist order against importation of iPhone models that do not contain a Qualcomm brand baseband processor. On January 2, 2018, the ITC instituted an investigation. The ITC investigation is scheduled for evidentiary hearing by the Administrative Law Judge (ALJ) from September 17 through 21, 2018. The ALJ’s Initial Determination on the merits is due on January 22, 2019, and the target date for final determination by the ITC is set for May 22, 2019.
On July 17, 2017, the Company filed complaints against Apple and certain of its subsidiaries in the Federal Republic of Germany, asserting infringement of one of the Company’s patents in the Mannheim District Court and infringement of another patent in the Munich District Court. On October 2, 2017, the Company filed claim extensions in these actions against Apple and certain of its subsidiaries, asserting infringement of two additional patents in the Mannheim District Court and infringement of five additional patents in the Munich District Court. The complaints seek remedies including, among other relief, declaratory relief confirming liability on the merits for damages and injunctive relief. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms.
On September 29, 2017, the Company filed three complaints against Apple and certain of its subsidiaries in the Beijing (China) Intellectual Property Court, asserting infringement of three of the Company’s patents.  The complaints seek remedies including injunctive relief and costs. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms.
On November 13, 2017, the Company filed three complaints against certain of Apple’s subsidiaries in the Beijing (China) High People’s Court, asserting infringement of three of the Company’s patents. The complaints seek remedies including injunctive relief, damages and costs. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. On December 19, 2017, Apple’s subsidiaries filed invalidation requests with the Chinese Patent Review Board (PRB) for each of the three asserted patents. PRB hearings regarding the validity of the patents are scheduled for April and May 2018.
On November 15, 2017, the Company filed three complaints against certain of Apple’s subsidiaries in the Fuzhou (China) Intermediate People’s Court, asserting infringement of three of the Company’s patents. The complaints seek remedies including injunctive relief and costs. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. The court has set hearings on the merits of infringement to begin on August 16, 2018 for one of the cases and August 18, 2018 for the other two cases. Apple’s subsidiaries filed invalidation requests with the Chinese Patent Review Board (PRB) on December 8, 2017 for one of the patents and December 11, 2017 for the other two patents. PRB hearings regarding the validity of the patents are scheduled for April and May 2018.
On January 12, 2018, the Company filed three additional complaints against Apple and certain of its subsidiaries in the Fuzhou (China) Intermediate People’s Court, asserting infringement of three additional Company patents. The complaints seek remedies including injunctive relief and costs. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms.
Also on January 12, 2018, the Company filed three complaints against certain of Apple’s subsidiaries in the Jiangsu (China) High People’s Court, asserting infringement of three of the Company’s patents. The complaints seek remedies including injunctive relief, damages and costs. The patents have not been declared as essential to any standards organization

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and are not subject to commitments to license on FRAND terms. On February 5, 2018 and March 5, 2018, Apple’s subsidiaries filed invalidation requests with the PRB. PRB hearings regarding the validity of the patents are expected to begin in June 2018.
On February 2, 2018, the Company filed three additional complaints against certain of Apple’s subsidiaries in the Qingdao (China) Intermediate People’s Court, asserting infringement of three of the Company’s patents. The complaints seek remedies including injunctive relief and costs. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. On February 26, 2018, Apple’s subsidiaries filed invalidation requests with the PRB. PRB hearings regarding the validity of the patents are expected to begin in June 2018.
Also on February 2, 2018, the Company filed three additional complaints against certain of Apple’s subsidiaries in the Guangzhou (China) Intermediate People’s Court, asserting infringement of three of the Company’s patents. The complaints seek remedies including injunctive relief and costs. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. On March 14, 2018, Apple’s subsidiaries filed invalidation requests with the PRB. PRB hearings regarding the validity of the patents are expected to begin in July 2018.
The Company believes Apple’s counterclaims and invalidation requests in the above matters are without merit.
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
Consolidated Securities Class Action Lawsuit: On January 23, 2017 and January 26, 2017, securities class action complaints were filed by purported stockholders of the Company in the United States District Court for the Southern District of California against the Company and certain of its current and former officers and directors. The complaints alleged, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with certain allegations that the Company is or was engaged in anticompetitive conduct. The complaints sought unspecified damages, interest, fees and costs. On May 4, 2017, the court consolidated the two actions and appointed lead plaintiffs. On July 3, 2017, the lead plaintiffs filed a consolidated amended complaint asserting the same basic theories of liability and requesting the same basic relief. On September 1, 2017, the defendants filed a motion to dismiss the consolidated amended complaint. The court has not yet ruled on the motion. The Company believes the plaintiffs’ claims are without merit.
Consumer Class Action Lawsuit: Since January 18, 2017, a number of consumer class action complaints have been filed against the Company in the United States District Courts for the Southern and Northern Districts of California, each on behalf of a putative class of purchasers of cellular phones and other cellular devices. Twenty-two such cases remain outstanding. In April 2017, the Judicial Panel on Multidistrict Litigation transferred the cases that had been filed in the Southern District of California to the Northern District of California. On May 15, 2017, the court entered an order appointing the plaintiffs’ co-lead counsel, and on May 25, 2017, set a trial date of April 29, 2019. On July 11, 2017, the plaintiffs filed a consolidated amended complaint alleging that the Company violated California and federal antitrust and unfair competition laws by, among other things, refusing to license standard-essential patents to its competitors, conditioning the supply of certain of its baseband chipsets on the purchaser first agreeing to license the Company’s entire patent portfolio, entering into exclusive deals with companies including Apple Inc., and charging unreasonably high royalties that do not comply with the Company’s commitments to standard setting organizations. The complaint seeks unspecified damages and disgorgement and/or restitution, as well as an order that the Company be enjoined from further unlawful conduct. On August 11, 2017, the Company filed a motion to dismiss the consolidated amended complaint. On November 10, 2017, the court denied the Company’s motion to dismiss the consolidated amended complaint, except to the extent that certain claims seek damages under the Sherman Antitrust Act. Trial is scheduled to begin on January 19, 2019. The Company believes the plaintiffs’ claims are without merit.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Canadian Consumer Class Action Lawsuits: Since November 9, 2017, five consumer class action complaints have been filed against the Company in Canada alleging various violations of Canadian competition and consumer protection laws. The claims are similar to those in the FTC and U.S. consumer class action complaints. The complaints seek unspecified damages. The Company has not yet answered the complaints.
Hays v. Jacobs, et. al.: On May 24, 2017, the plaintiff filed a complaint in the United States District Court for the District of Delaware asserting derivative claims on behalf of the Company against certain of the Company’s current and former directors and officers. On November 13, 2017, the plaintiff filed an amended derivative complaint alleging that certain current and former directors and officers (i) breached their fiduciary duties by failing to oversee the Company’s operations, (ii) breached their fiduciary duties and Section 14(a) of the Securities Exchange Act of 1934, as amended, by making false and misleading statements regarding the Company’s business outlook, business practices and product development between November 6, 2013 and January 21, 2016 and (iii) were unjustly enriched as a result of the foregoing conduct. The amended complaint sought unspecified damages, interest, attorneys’ fees and other costs. The defendants filed a Motion to Dismiss the amended complaint, which was scheduled for hearing by the court on March 14, 2018. The parties filed a Joint Stipulation for Voluntary Dismissal and Proposed Order (the Order), which the court granted on March 9, 2018. Accordingly, the case has been dismissed, and the Order required this disclosure in this filing.
Japan Fair Trade Commission (JFTC) Complaint: The JFTC received unspecified complaints alleging that the Company’s business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order concluding that the Company’s Japanese licensees were forced to cross-license patents to the Company on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against the Company’s other licensees who made a similar commitment in their license agreements with the Company. The cease and desist order seeks to require the Company to modify its existing license agreements with Japanese companies to eliminate these provisions while preserving the license of the Company’s patents to those companies. The Company disagrees with the conclusions that it forced its Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate the Japanese Antimonopoly Act. The Company has invoked its right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted the Company’s motion and issued a stay of the cease and desist order pending the administrative hearing before the JFTC. The JFTC has held hearings on 37 different dates. No further hearings are currently scheduled. Fines or other monetary remedies are not available in this matter.
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
Korea Fair Trade Commission (KFTC) Investigation: On March 17, 2015, the KFTC notified the Company that it was conducting an investigation of the Company relating to the Korean Monopoly Regulation and Fair Trade Act (MRFTA). On December 27, 2016, the KFTC announced that it had reached a decision in the investigation, finding that the Company violated provisions of the MRFTA. On January 22, 2017, the Company received the KFTC’s formal written decision, which found that the following conducts violate the MRFTA: (i) refusing to license, or imposing restrictions on licenses for, cellular communications standard-essential patents with competing modem chipset makers; (ii) conditioning the supply of modem chipsets to handset suppliers on their execution and performance of license agreements with the Company; and (iii) coercing agreement terms including portfolio license terms, royalty terms and free cross-grant terms in executing patent license agreements with handset makers. The KFTC’s decision orders the Company to: (i) upon request by modem chipset companies, engage in good-faith negotiations for patent license agreements, without offering unjustifiable conditions, and if necessary submit to a determination of terms by an independent third party; (ii) not demand that handset companies execute and perform under patent license agreements as a precondition for purchasing modem chips; (iii) not demand unjustifiable conditions in the Company’s license agreements with handset companies, and upon request renegotiate existing patent license agreements; and (iv) notify modem chipset companies and handset companies of the decision and order imposed on the Company and report to the KFTC new or amended agreements. According to the KFTC’s decision, the foregoing will apply to transactions between the Company and the following enterprises: (i) handset manufacturers headquartered in Korea and their affiliate companies; (ii) enterprises that sell handsets in or to Korea and their affiliate companies; (iii) enterprises that supply handsets to companies referred to in (ii) above and the affiliate companies of such enterprises; (iv) modem chipset manufacturers headquartered in Korea and their affiliate companies; and (v) enterprises that supply modem chipsets to

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

companies referred to in (i), (ii) or (iii) above and the affiliate companies of such enterprises. The KFTC’s decision also imposed a fine of approximately 1.03 trillion Korean Won (approximately $927 million), which was paid on March 30, 2017. The Company believes that its business practices do not violate the MRFTA, and on February 21, 2017 filed an action in the Seoul High Court to cancel the KFTC’s decision. On the same day, the Company filed an application with the Seoul High Court to stay the decision’s remedial order pending the Seoul High Court’s final judgment on the Company’s action to cancel the KFTC’s decision. On September 4, 2017, the Seoul High Court denied the Company’s application to stay the remedial order, and on November 27, 2017, the Korea Supreme Court dismissed the Company’s appeal of the Seoul High Court’s decision on the application to stay. The Seoul High Court has not ruled on the Company’s action to cancel the KFTC’s decision.
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
European Commission (EC) Investigation: On October 15, 2014, the EC notified the Company that it was conducting an investigation of the Company relating to Articles 101 and/or 102 of the Treaty on the Functioning of the European Union (TFEU). On July 16, 2015, the EC announced that it had initiated formal proceedings in this matter. On December 8, 2015, the EC announced that it had issued a Statement of Objections expressing its preliminary view that pursuant to an agreement with a customer, since 2011 the Company paid significant amounts to that customer on condition that it exclusively use the Company’s baseband chipsets in its smartphones and tablets. This conduct allegedly reduced the customer’s incentives to source chipsets from the Company’s competitors and harmed competition and innovation for certain baseband chipsets. On January 24, 2018, the EC issued a decision finding that certain terms of that agreement violate EU competition law and imposed a fine of approximately 997 million Euros. On April 6, 2018, the Company filed an appeal of the EC’s decision with the General Court of the European Union. The Company believes that its business practices do not violate the EU competition rules.
The Company recorded a charge of $1.18 billion to other expenses related to the EC fine in the first quarter of fiscal 2018. The Company intends to provide financial guarantees by April 30, 2018 to satisfy the obligation in lieu of cash payment while the Company appeals the EC’s decision. Beginning on April 30, 2018, the fine will accrue interest at a rate of 1.50% per annum until it has been paid or annulled. At March 25, 2018, the liability, including related foreign currency losses (which were recorded in investment and other income, net), was $1.23 billion and included in other current liabilities.
United States Federal Trade Commission (FTC) v. QUALCOMM Incorporated: On September 17, 2014, the FTC notified the Company that it is conducting an investigation of the Company relating to Section 5 of the Federal Trade Commission Act (FTCA). On January 17, 2017, the FTC filed a complaint against the Company in the United States District Court for the Northern District of California alleging that the Company engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the FTCA by conditioning the supply of baseband processors on the purchaser first agreeing to a license to the Company’s standard-essential patents, paying incentives to purchasers of baseband processors to induce them to accept certain license terms, refusing to license its standard-essential patents to the Company’s competitors and entering into alleged exclusive dealing arrangements with Apple Inc. The complaint seeks a permanent injunction against the Company’s alleged violations of the FTCA and other unspecified ancillary equitable relief. A fine is not an available remedy in this matter, and the Company does not believe that other monetary remedies are likely in this matter. On April 19, 2017, the court set a trial date for January 4, 2019. The Company believes the FTC’s claims are without merit.
Taiwan Fair Trade Commission (TFTC) Investigation: On December 4, 2015, the TFTC notified the Company that it was conducting an investigation into whether the Company’s patent licensing practices violate the Taiwan Fair Trade Act

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(TFTA). On April 27, 2016, the TFTC specified that the allegations under investigation included whether: (i) the Company jointly licensed its patents rather than separately licensing standard-essential patents and non-standard-essential patents; (ii) the Company’s royalty charges are unreasonable; (iii) the Company unreasonably required licensees to grant it cross-licenses; (iv) the Company failed to provide lists of licensed patents to licensees; (v) the Company violated a FRAND licensing commitment by declining to grant licenses to chipset makers; (vi) the Company declined to sell chipsets to unlicensed potential customers; and (vii) the Company provided royalty rebates to certain companies in exchange for their exclusive use of the Company’s chipsets. On October 11, 2017, the TFTC announced that it had reached a decision in the investigation, finding that the Company violated the TFTA. On October 23, 2017, the Company received TFTC’s formal written decision, which found that the following conducts violate the TFTA: (i) refusing to license and demanding restrictive covenants from chip competitors; (ii) refusing to supply baseband processors to companies that do not have an executed license; and (iii) providing a royalty discount to Apple in exchange for its exclusive use of the Company’s chipsets. The TFTC’s decision orders the Company to: (1) cease the following conduct within 60 days of the day after receipt of the decision: (a) applying the clauses in an agreement entered into with a competing chip supplier requesting it to provide sensitive sales information such as chip prices, customers, sales volumes, product types and serial numbers; (b) applying clauses in component supply agreements entered into with handset manufacturers relating to the refusal to sell chips to unlicensed manufacturers; and (c) applying discount clauses in the exclusive agreement entered into with a relevant enterprise; (2) notify competing chip companies and handset manufacturers in writing within 30 days after receipt of the decision that those companies may request to amend or enter into patent license agreements and other relevant agreements within 60 days of the day following the day such notices are received, and upon receipt of such requests, the Company shall commence negotiation in good faith; (3) submit status reports to the TFTC on any such negotiations every six months beginning from the day after receipt of the decision, as well as to submit a report to the TFTC within 30 days after amendments to any license agreements or newly signed license agreements are executed. The TFTC’s decision also imposed a fine of 23.4 billion Taiwan Dollars. The Company believes that its business practices do not violate the TFTA, and on November 10, 2017, the Company filed an Application for Stay of Enforcement of the TFTC’s decision in the Taiwan Intellectual Property Court (IPC). The TFTC filed an opposition brief on December 8, 2017, and the IPC held a hearing on December 11, 2017. The IPC has not yet ruled on the Company’s Application. On December 22, 2017, the Company filed an Administrative Litigation Complaint in the IPC to revoke the TFTC’s decision. The TFTC has not yet filed its response.
The Company recorded a charge of $778 million to other expenses related to the TFTC fine in the fourth quarter of fiscal 2017. The fine will be paid in monthly installments through December 2022. At March 25, 2018, the remaining liability, including related foreign currency losses (which were recorded in investment and other income, net), was approximately $771 million, of which $615 million was included in other noncurrent liabilities.
Contingent losses: The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain. Accordingly, the Company cannot predict the outcome of these matters. Other than with respect to the TFTC and EC fines, the Company has not recorded any accrual at March 25, 2018 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in numerous other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.
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
Through March 25, 2018, the Company has received a number of claims from its direct and indirect customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by its products. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 25, 2018 associated with these indemnification arrangements based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time.
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
Obligations under these purchase agreements and future minimum lease payments under these operating leases at March 25, 2018 were as follows:

	Integrated Circuit Purchase Obligations	Other Purchase Obligations	Operating Leases
Remainder of fiscal 2018	$2,277	$894	$63
2019	1,074	286	114
2020	318	165	85
2021	63	60	64
2022	24	12	44
Thereafter	—	4	57
Total	$3,756	$1,421	$427
Other Commitments. At March 25, 2018, the Company was committed to fund certain strategic investments up to $414 million, of which $77 million and $72 million is expected to be funded in the remainder of fiscal 2018 and in fiscal 2021, respectively. The remaining commitments do not have fixed funding dates and are subject to certain conditions. Commitments represent the maximum amounts to be funded under these arrangements; actual funding may be in lesser amounts or not at all.
In March 2018, the Company’s RF360 Holdings joint venture entered into an agreement for a build-to-suit construction project with a third-party lessor for the development of a manufacturing facility located in Singapore. The agreement includes a long-term lease commitment with a noncancelable 10-year term commencing upon completion of the construction project and four optional renewal terms of five years each. At March 25, 2018, the minimum lease commitment under the agreement based on the noncancelable term was approximately $90 million and the maximum lease commitment, including all optional renewal terms, was approximately $315 million.
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
The Company evaluates the performance of its segments based on earnings (loss) before income taxes (EBT). In fiscal 2018, all of the costs related to pre-commercial research and development of 5G (fifth generation) technology, of which $115 million and $216 million was recorded in the three and six months ended March 25, 2018, respectively, are included in unallocated corporate research and development expenses, whereas similar costs related to the research and development of

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

other technology, including 3G (third generation) and 4G (fourth generation) technology, were recorded in both the QCT and QTL segments.
The table below presents revenues, EBT and total assets for reportable segments (in millions):

	Three Months Ended		Six Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
Revenues
QCT	$3,897	$3,676	$8,548	$7,777
QTL	1,260	2,249	2,559	4,060
QSI	30	—	60	14
Reconciling items	74	(909)	162	(836)
Total	$5,261	$5,016	$11,329	$11,015
EBT
QCT	$608	$475	$1,563	$1,199
QTL	850	1,959	1,738	3,492
QSI	40	—	51	(17)
Reconciling items	(1,140)	(1,577)	(3,020)	(2,947)
Total	$358	$857	$332	$1,727

	March 25, 2018	September 24, 2017
Assets
QCT	$3,336	$3,830
QTL	1,907	1,735
QSI	1,193	1,037
Reconciling items	57,690	58,884
Total	$64,126	$65,486
Reconciling items for revenues and EBT in the previous table were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
Revenues
Nonreportable segments	$74	$65	$162	$138
Reduction to revenues related to BlackBerry arbitration decision	—	(974)	—	(974)
	$74	$(909)	$162	$(836)
EBT
Reduction to revenues related to BlackBerry arbitration decision	$—	$(974)	$—	$(974)
Unallocated cost of revenues	(111)	(119)	(228)	(213)
Unallocated research and development expenses	(271)	(277)	(551)	(546)
Unallocated selling, general and administrative expenses	(258)	(138)	(420)	(283)
Unallocated other expenses (Note 2)	(310)	(78)	(1,493)	(954)
Unallocated interest expense	(179)	(106)	(348)	(195)
Unallocated investment and other income, net	82	223	206	407
Nonreportable segments	(93)	(108)	(186)	(189)
	$(1,140)	$(1,577)	$(3,020)	$(2,947)

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unallocated acquisition-related expenses were comprised as follows (in millions):

	Three Months Ended		Six Months Ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
Cost of revenues	$102	$106	$208	$191
Research and development expenses	2	12	3	14
Selling, general and administrative expenses	214	57	290	118
Note 8. Acquisitions
On October 27, 2016, the Company announced a definitive agreement (the Purchase Agreement) under which Qualcomm River Holdings, B.V. (Qualcomm River Holdings), an indirect, wholly owned subsidiary of QUALCOMM Incorporated, will acquire NXP Semiconductors N.V. (NXP). NXP is a leader in high-performance, mixed-signal semiconductor electronics in automotive, broad-based microcontrollers, secure identification, network processing and RF power products. Pursuant to the Purchase Agreement, Qualcomm River Holdings has commenced a tender offer to acquire all of the issued and outstanding common shares of NXP. On February 20, 2018, Qualcomm River Holdings and NXP entered into Amendment No. 1 to the Purchase Agreement, which (i) increased the price payable in the tender offer from $110.00 per share in cash to $127.50 per share in cash, representing estimated total cash consideration to be paid to NXP’s shareholders of $44 billion, and (ii) reduced the Minimum Condition (as defined in the Purchase Agreement) from 80% of the issued and outstanding common shares of NXP to 70% of the issued and outstanding common shares of NXP. On April 19, 2018, Qualcomm River Holdings and NXP entered into Amendment No. 2 to the Purchase Agreement (Amendment No. 2), which, among other things, extended the End Date (as defined in the Purchase Agreement) from April 25, 2018 to July 25, 2018.
The transaction is subject to receipt of regulatory clearance from the Ministry of Commerce in the People’s Republic of China (MOFCOM) and other closing conditions, including the tender of at least 70% of the issued and outstanding common shares of NXP in the tender offer. At an Extraordinary General Meeting of NXP’s shareholders held on January 27, 2017, NXP’s shareholders approved certain matters relating to the transaction, including the appointment of designees of Qualcomm River Holdings to NXP’s board of directors (effective upon the closing of the transaction) and certain transactions that are intended to be consummated after the completion of the tender offer.
In May 2017, the Company issued an aggregate principal amount of $11.0 billion of unsecured floating- and fixed-rate notes with varying maturities, of which a portion will be used to fund the purchase price and other related transactions. In addition, the Company has secured $4.0 billion and $3.0 billion in committed financing through the 2016 Term Loan Facility and the 2018 Term Loan Facility, respectively, which are expected to be drawn on at the close of the NXP transaction. The Company has also secured $3.0 billion in committed financing through the 2018 Revolving Credit Facility, which is available, in part, to finance the transaction (Note 5). The remaining amount will be funded with cash held by foreign entities.
Qualcomm River Holdings and NXP may terminate the Purchase Agreement under certain circumstances. If the Purchase Agreement is terminated in certain circumstances, including termination by NXP to enter into a superior proposal for an alternative acquisition transaction or a termination following a change of recommendation by NXP’s board of directors, NXP will be required to pay Qualcomm River Holdings a termination fee of $1.25 billion. If the Purchase Agreement is terminated under certain circumstances involving the failure to obtain the required regulatory approvals or the failure of NXP to complete certain pre-closing reorganization steps in all material respects, Qualcomm River Holdings will be required to pay NXP a termination fee of $2.0 billion. Under Amendment No. 2, in addition to its existing rights, NXP will be entitled to receive the termination fee (i) if the Purchase Agreement is terminated in accordance with its terms for any reason (subject to certain exceptions) and, at the time of any such termination, approval by MOFCOM, or in any jurisdiction where the parties’ previously obtained clearance will expire or where the applicable antitrust authority has required or requested a resubmission for clearance, has not been received, or (ii) at any time after July 25, 2018 if, at such time, approval by MOFCOM, or in any jurisdiction where the parties’ previously obtained clearance will expire or where the applicable antitrust authority has required or requested a resubmission for clearance, has not been received.
In November 2016, as required by the Purchase Agreement, Qualcomm River Holdings entered into four letters of credit for an aggregate amount of $2.0 billion related to the potential termination fee payable to NXP. Pursuant to the terms of each letter of credit, NXP will have the right to draw amounts to fund certain termination compensation owed by Qualcomm River Holdings to NXP if the Purchase Agreement is terminated under certain circumstances, as described above. The letters of credit expire on June 30, 2018 or if drawn on by NXP or surrendered by Qualcomm River Holdings, provided that under

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amendment No. 2, Qualcomm River Holdings is required to cause the letters of credit to be amended to, among other things, extend the expiration date. Each letter of credit is required to be fully cash collateralized in an amount equal to 100% of its face value through deposits with the issuers of the letters of credit. Qualcomm River Holdings is restricted from using the funds deposited as collateral while the letters of credit are outstanding. At March 25, 2018, the letters of credit were fully collateralized through bank time and demand deposits, which were included in other noncurrent assets.
Note 9. Cost Plan
On January 16, 2018, the Company announced a Cost Plan designed to align the Company’s cost structure to its long-term margin targets. As part of this plan, the Company has initiated a series of targeted actions across the Company’s businesses to reduce annual costs by $1 billion, excluding incremental costs resulting from any future acquisition of a business. The Company expects these cost reductions to be fully captured in fiscal 2019.
In connection with this plan, the Company expects to incur total restructuring and restructuring-related charges of approximately $400 million to $525 million, which primarily consist of severance costs, and the majority of which are expected to be settled in cash. During the three months ended March 25, 2018, the Company recorded restructuring and restructuring-related charges of $310 million in other expenses (Note 2), which consisted of restructuring charges of $277 million, primarily related to severance costs, and restructuring-related charges of $33 million related to certain asset impairments. A negligible amount of cash payments was made related to this plan in the three months ended March 25, 2018.
Note 10. Fair Value Measurements
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 25, 2018 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$26,328	$10,573	$—	$36,901
Marketable securities:
U.S. Treasury securities and government-related securities	10	2	—	12
Corporate bonds and notes	—	1,498	—	1,498
Mortgage- and asset-backed and auction rate securities	—	73	35	108
Equity and preferred securities and equity funds	40	—	—	40
Total marketable securities	50	1,573	35	1,658
Derivative instruments	—	7	—	7
Other investments	408	—	13	421
Total assets measured at fair value	$26,786	$12,153	$48	$38,987
Liabilities
Derivative instruments	$—	$65	$—	$65
Other liabilities	408	—	194	602
Total liabilities measured at fair value	$408	$65	$194	$667
Activity between Levels of the Fair Value Hierarchy. There were no transfers between Level 1 and Level 2 in the six months ended March 25, 2018 and March 26, 2017. There were no transfers of marketable securities into or out of Level 3 during the six months ended March 25, 2018 and March 26, 2017. Other investments and other liabilities included in Level 3 at March 25, 2018 were comprised of convertible debt instruments issued by private companies and contingent consideration related to business combinations, respectively. There were no transfers of convertible debt instruments or contingent consideration amounts into or out of Level 3 during the six months ended March 25, 2018 and March 26, 2017.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11. Marketable Securities
Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	March 25, 2018	September 24, 2017	March 25, 2018	September 24, 2017
Available-for-sale:
U.S. Treasury securities and government-related securities	$12	$23	$—	$959
Corporate bonds and notes	1,498	2,014	—	271
Mortgage- and asset-backed and auction rate securities	73	93	35	40
Equity and preferred securities and equity funds	40	36	—	—
Debt funds	—	109	—	—
Total available-for-sale	1,623	2,275	35	1,270
Time deposits	2	4	—	—
Total marketable securities	$1,625	$2,279	$35	$1,270
The contractual maturities of available-for-sale debt securities were as follows (in millions):

March 25, 2018
Years to Maturity
Less than one year	$610
One to five years	900
Five to ten years	—
Greater than ten years	—
No single maturity date	108
Total	$1,618
Debt securities with no single maturity date included mortgage- and asset-backed securities and auction rate securities.
The Company recorded realized gains and losses on sales of available-for-sale securities as follows (in millions):

	For the three months ended		For the six months ended
	March 25, 2018	March 26, 2017	March 25, 2018	March 26, 2017
Gross realized gains	$11	$57	$13	$303
Gross realized losses	—	—	—	(107)
Net realized gains	$11	$57	$13	$196

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Available-for-sale securities were comprised as follows (in millions):

	March 25, 2018	September 24, 2017
Equity securities
Cost	$8	$8
Unrealized gains	32	28
Fair value	40	36
Debt securities (including debt funds)
Cost	1,621	3,497
Unrealized gains	3	13
Unrealized losses	(6)	(1)
Fair value	1,618	3,509
	$1,658	$3,545
In connection with the proposed NXP transaction (Note 8), the Company divested a substantial portion of its marketable securities portfolio in order to finance, in part, that transaction. Marketable securities that are expected to be used to finance the NXP transaction were fully liquidated and classified as cash and cash equivalents at March 25, 2018. Given the Company’s intention to sell certain marketable securities, the Company recorded other-than-temporary impairment losses in fiscal 2017 for certain marketable securities and no additional losses were recorded in the six months ended March 25, 2018 (Note 2). For the available-for-sale securities that are not expected to be sold to finance the NXP transaction, the Company concluded that the unrealized losses were temporary at March 25, 2018. Further, for debt securities with unrealized losses, the Company did not have the intent to sell, nor was it more likely than not that the Company would be required to sell, such securities before recovery or maturity.

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
Second Quarter of Fiscal 2018 Overview
Revenues for the second quarter of fiscal 2018 were $5.3 billion, an increase of 5% compared to the year ago quarter, with net income attributable to Qualcomm of $363 million, a decrease of 52% compared to the year ago quarter. Highlights and other events from the second quarter of fiscal 2018 included:

•
The transition of wireless networks and devices to 3G/4G (CDMA single-mode, OFDMA single-mode and CDMA/OFDMA multi-mode) continued around the world. 3G/4G connections grew sequentially by approximately 3% to approximately 5.0 billion, which was approximately 64% of total mobile connections at the end of the second quarter of fiscal 2018.(1)

•
We continue to invest significant resources toward advancements primarily in support of 4G- and 5G-based technologies as well as other technologies to extend the demand for our products and generate new or expanded licensing opportunities, including within adjacent industry segments outside traditional cellular industries, such as automotive, the Internet of Things (IoT) and networking.

•	QCT results were positively impacted by results from our RF360 Holdings joint venture, which was formed in the second quarter of fiscal 2017.

•
QTL results were negatively impacted by our continued dispute with Apple and its contract manufacturers (who are Qualcomm licensees), as well as the previously disclosed dispute with another licensee. We did not record any revenues in the second quarter of fiscal 2018 for royalties due on sales of Apple’s or the other licensee’s products.

•
On November 6, 2017, Broadcom Limited (Broadcom) announced an unsolicited proposal to acquire all of the outstanding shares of our common stock (collectively with Broadcom’s subsequent proposal, the Proposed Transaction). On December 4, 2017, Broadcom delivered a Notice of Stockholder Proposal and Nomination of Candidates for Election to the Board of Qualcomm informing the Company, among other things, of Broadcom’s intent to nominate 11 directors (later reduced to 6) to Qualcomm’s Board, in opposition to the Board’s slate of director nominees. On January 5, 2018, Broadcom filed its definitive proxy statement. On March 4, 2018, the Committee on Foreign Investment in the United States (CFIUS) issued an Interim Order Regarding the Proposed Acquisition of Qualcomm, Inc. by Broadcom Limited stating that there were national security risks to the United States that arose as a result of, and in connection with, the Proposed Transaction, and prohibiting Qualcomm from accepting or taking any action in furtherance of accepting the Proposed Transaction or any other proposed merger, acquisition or takeover agreement with Broadcom. On March 12, 2018, the President of the United States of

America issued an Order Regarding the Proposed Takeover of Qualcomm Incorporated by Broadcom Limited (the Presidential Order) that prohibited the Proposed Transaction and any substantially equivalent merger, acquisition or takeover, disqualified all of Broadcom’s nominees from standing for election as directors to the Board of Qualcomm, and ordered Qualcomm and Broadcom to immediately and permanently abandon the Proposed Transaction. On March 14, 2018, in order to comply with the Presidential Order, Broadcom withdrew the Proposed Transaction and its slate of director nominees. Responding to the Proposed Transaction required us to devote significant resources and Board and management time and attention and incur expenses and costs in the second quarter of fiscal 2018.

•
On January 16, 2018, we announced a Cost Plan designed to align our cost structure to our long-term margin targets. As part of this plan, we have initiated a series of targeted actions across our businesses to reduce annual costs by $1 billion, excluding incremental costs resulting from any future acquisition of a business. We expect these cost reductions to be fully captured in fiscal 2019. In the second quarter of fiscal 2018, we recorded restructuring and restructuring-related charges of $310 million related to the plan.

(1)	According to GSMA Intelligence estimates as of April 23, 2018 (estimates excluded Wireless Local Loop).
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
Seasonality. Many of our products and/or intellectual property are incorporated into consumer wireless devices, which are subject to seasonality and other fluctuations in demand. As a result, QCT has tended historically to have stronger sales toward the end of the calendar year as manufacturers prepare for major holiday selling seasons; and because QTL recognizes royalty revenues when royalties are reported by licensees, QTL has tended to record higher royalty revenues in the first calendar quarter when licensees report their sales made in the fourth calendar quarter. We have also experienced fluctuations in revenues due to the timing of conversions and expansions of 3G and 4G networks by wireless operators and the timing of launches of flagship wireless devices that incorporate our products and/or intellectual property. The seasonal trends for QTL may be impacted by disputes and/or resolutions with licensees. These trends may or may not continue in the future.
Results of Operations

Revenues (in millions)
	Three Months Ended			Six Months Ended
	March 25, 2018	March 26, 2017	Change	March 25, 2018	March 26, 2017	Change
Equipment and services	$3,936	$3,689	$247	$8,639	$7,828	$811
Licensing	1,325	1,327	(2)	2,690	3,187	(497)
	$5,261	$5,016	$245	$11,329	$11,015	$314

The increases in equipment and services revenues in the second quarter and first six months of fiscal 2018 were primarily due to increases in QCT and QSI revenues. The decreases in licensing revenues in the second quarter and first six months of fiscal 2018 were primarily due to decreases in QTL revenues, partially offset by the reduction to licensing revenues of $974 million recorded in the second quarter of fiscal 2017 related to the BlackBerry arbitration decision.

Costs and Expenses (in millions)
	Three Months Ended			Six Months Ended
	March 25, 2018	March 26, 2017	Change	March 25, 2018	March 26, 2017	Change
Cost of revenues	$2,239	$2,208	$31	$4,902	$4,651	$251
Gross margin	57%	56%		57%	58%
Excluding the reduction to licensing revenues recorded in the second quarter of fiscal 2017 related to the BlackBerry arbitration decision, the margin percentage decreased in the second quarter and first six months of fiscal 2018 primarily due to decreases in higher margin QTL licensing revenues as a proportion of total revenues, partially offset by increases in QCT margin percentage. Our margin percentage may continue to fluctuate in future periods depending on the mix of segment results as well as products sold, competitive pricing, new product introduction costs and other factors, including disputes and/or resolutions with licensees.

	Three Months Ended			Six Months Ended
	March 25, 2018	March 26, 2017	Change	March 25, 2018	March 26, 2017	Change
Research and development	$1,402	$1,386	$16	$2,822	$2,697	$125
% of revenues	27%	28%		25%	24%
Selling, general and administrative	$869	$615	$254	$1,641	$1,206	$435
% of revenues	17%	12%		14%	11%
Other	$310	$78	$232	$1,493	$954	$539
The dollar increases in research and development expenses in the second quarter and first six months of fiscal 2018 were primarily attributable to increases of $19 million and $160 million, respectively, in costs related to the development of integrated circuit technologies, including 5G technology and radio frequency front-end (RFFE) technologies from our RF360 Holdings joint venture, which was formed in the second quarter of fiscal 2017. The increase in research and development expenses in the first six months of fiscal 2018 was partially offset by a $30 million impairment charge on certain intangible assets recorded in the first quarter of fiscal 2017.
Selling, general and administrative expenses included $145 million and $250 million in the second quarter and first six months of fiscal 2018, respectively, related to litigation costs, an increase of $102 million and $171 million, respectively. The remaining dollar increases in selling, general and administrative expenses in the second quarter and first six months of fiscal 2018 were primarily attributable to increases of $77 million in each period in other professional fees and $63 million and $65 million, respectively, in costs related to other legal matters, all of which were primarily driven by Broadcom’s withdrawn takeover proposal, and $14 million and $38 million, respectively, in employee-related expenses, which included our RF360 Holdings joint venture. The dollar increase in selling, general and administrative expenses in the first six months of fiscal 2018 was also attributable to increases of $45 million in bad debt expenses and $35 million in marketing expenses.
Other expenses in the second quarter and first six months of fiscal 2018 included $310 million in restructuring and restructuring-related charges related to our Cost Plan. Other expenses in the first six months of fiscal 2018 also included a $1.2 billion charge related to the European Commission (EC) fine. Other expenses in the second quarter of fiscal 2017 consisted of $53 million in foreign currency losses related to the Korea Fair Trade Commission (KFTC) fine, which was accrued in the first quarter of fiscal 2017, and $25 million in restructuring and restructuring-related charges related to our Strategic Realignment Plan. Other expenses in the first six months of fiscal 2017 consisted of a $921 million charge related to the KFTC fine, including related foreign currency losses, and $33 million in restructuring and restructuring-related charges related to our Strategic Realignment Plan.

Interest Expense and Investment and Other Income, Net (in millions)
	Three Months Ended			Six Months Ended
	March 25, 2018	March 26, 2017	Change	March 25, 2018	March 26, 2017	Change
Interest expense	$179	$107	$72	$350	$197	$153

Investment and other income, net
Interest and dividend income	$154	$153	$1	$280	$320	$(40)
Net realized gains on marketable securities	3	67	(64)	13	206	(193)
Net realized gains on other investments	47	21	26	60	30	30
Impairment losses on marketable securities and other investments	(11)	(5)	(6)	(20)	(148)	128
Equity in net losses of investees	(17)	(14)	(3)	(38)	(11)	(27)
Net losses on foreign currency transactions	(90)	—	(90)	(93)	—	(93)
Net gains on derivative instruments	10	13	(3)	9	20	(11)
	$96	$235	$(139)	$211	$417	$(206)
The increases in interest expense in the second quarter and first six months of fiscal 2018 were primarily attributable to the issuance of an aggregate principal amount of $11.0 billion of unsecured floating- and fixed-rate notes in May 2017. In the first quarter of fiscal 2017, we began divesting a substantial portion of our marketable securities portfolio in order to finance, in part, the proposed acquisition of NXP. As a result, we recorded net realized gains and impairment losses on such marketable securities that we sold and expected to sell before their anticipated recovery, respectively, in fiscal 2017. The net losses on foreign currency transactions in the second quarter and first six months of fiscal 2018 were primarily attributable to currency exchange rate movements on amounts accrued for the EC and Taiwan Fair Trade Commission (TFTC) fines.

Income Tax Expense (in millions)
	Three Months Ended			Six Months Ended
	March 25, 2018	March 26, 2017	Change	March 25, 2018	March 26, 2017	Change
Income tax (benefit) expense	$(5)	$108	$(113)	$5,922	$296	$5,626
Effective tax rate	(1%)	13%	(14%)	N/M	17%	N/M
N/M - Not meaningful
The following table summarizes the primary factors that caused our effective tax rates for the second quarter of fiscal 2018 and 2017 to be less than the United States federal statutory rate:

	Three Months Ended
	March 25, 2018	March 26, 2017
Expected income tax provision at federal statutory tax rate	25%	35%
Benefits from foreign income taxed at other than U.S. rates	(30%)	(25%)
Benefits related to the research and development tax credit	(8%)	(2%)
Toll Charge measurement period adjustments	2%	—
Remeasurement of deferred tax assets due to changes in statutory tax rate	(4%)	—
Foreign withholding taxes	2%	—
Nondeductible charges related to the KFTC, TFTC and EC investigations	5%	3%
Other	7%	2%
Effective Tax Rate	(1%)	13%
The Tax Cuts and Jobs Act (the Tax Legislation) in the United States (U.S.) enacted on December 22, 2017 significantly revises the U.S. corporate income tax by, among other things, lowering the corporate income tax rate to 21% effective

January 1, 2018, implementing a modified territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (the Toll Charge). As a fiscal-year taxpayer, certain provisions of the Tax Legislation impacted us in fiscal 2018, including the change in the corporate income tax rate and the Toll Charge, while other provisions will be effective starting at the beginning of fiscal 2019, including the implementation of a modified territorial tax system. Accordingly, our federal statutory income tax rate for fiscal 2018 reflects a blended rate of approximately 25%.
We have preliminarily accounted for the effects of the Tax Legislation, which resulted in a charge of $5.87 billion to income tax expense recorded discretely in the first quarter of fiscal 2018, comprised of $5.3 billion related to the estimated Toll Charge and $562 million resulting from the estimated impact of remeasurement of U.S. deferred tax assets and liabilities that existed at the end of fiscal 2017 at a lower enacted corporate income tax rate. We recorded a $15 million net tax benefit discretely in the second quarter of fiscal 2018 related to refining estimates associated with the estimated Toll Charge and the estimated impact of remeasurement of U.S. deferred tax assets and liabilities.
Our annual effective tax rate is estimated to be approximately 438% for fiscal 2018 as compared to the 18% effective income tax rate for fiscal 2017, primarily as a result of the estimated charge of $5.95 billion recorded to income tax expense in the first six months of fiscal 2018 related to the combined effect of the Toll Charge, the remeasurement of deferred tax assets and liabilities and our decision to no longer indefinitely reinvest certain foreign earnings. Our estimated annual effective tax rate for fiscal 2018 was also impacted by the EC fine recorded in the first quarter of fiscal 2018, which is not deductible for tax purposes and is attributable to a foreign jurisdiction. Tax benefits from foreign income taxed at rates lower than rates in the U.S. are expected to be approximately 31% in fiscal 2018, compared to 32% in fiscal 2017, primarily due to the lower U.S federal statutory income tax rate enacted by the Tax Legislation, partially offset by lower estimated U.S. revenues primarily related to decreased royalty revenues from Apple’s contract manufacturers and the other licensee in dispute. The estimated annual effective tax rate for fiscal 2018 also reflects a blended U.S federal statutory income tax rate of 25% as a result of the Tax Legislation and the increase in our Singapore tax rate due to the expiration of certain tax incentives in March 2017. The annual effective tax rate of 18% for fiscal 2017 reflected the KFTC and TFTC fines (see “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies” in this Quarterly Report), which were not deductible for tax purposes and were each attributable to both the U.S. and foreign jurisdictions.
The effective tax rate for the second quarter of fiscal 2018 was lower than the estimated annual effective tax rate primarily resulting from the estimated charge of $5.96 billion recorded discretely to income tax expense in the first quarter of fiscal 2018 related to the effects of certain components of the Tax Legislation and the EC fine recorded in the first quarter of fiscal 2018, as well as the $15 million net tax benefit recorded discretely in the second quarter of fiscal 2018 related to refining estimates associated with the Tax Legislation.
The effective tax rates of 13% and 17% for the second quarter and first six months of fiscal 2017, respectively, reflected tax benefits from foreign income taxed at rates lower than rates in the U.S. of 25% and 20%, respectively, primarily resulting from the reduction to our United States revenues related to the BlackBerry arbitration decision, as well as the KFTC fine recorded in the first six months of fiscal 2017.
Unrecognized tax benefits were $347 million and $372 million at March 25, 2018 and September 24, 2017, respectively. We believe that it is reasonably possible that the total amounts of unrecognized tax benefits at March 25, 2018 may increase or decrease in the next 12 months.
We are subject to income taxes in the U.S. and numerous foreign jurisdictions, and are currently under examination by various tax authorities worldwide, most notably in countries where we earn a routine return and tax authorities believe substantial value-add activities are performed. These examinations are at various stages with respect to assessments, claims, deficiencies and refunds, many of which are open for periods after fiscal 2000. We continually assess the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts give rise to a revision become known. As of March 25, 2018, we believe that adequate amounts have been reserved for based on facts known. However, the final determination of tax audits and any related legal proceedings could materially differ from amounts reflected in our income tax provision and the related accruals.
Segment Results
The following should be read in conjunction with the financial results for the second quarter and first six months of fiscal 2018 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 7. Segment Information.”

	Three Months Ended			Six Months Ended
(in millions)	March 25, 2018	March 26, 2017	Change	March 25, 2018	March 26, 2017	Change
Revenues
QCT	$3,897	$3,676	$221	$8,548	$7,777	$771
QTL	1,260	2,249	(989)	2,559	4,060	(1,501)
QSI	30	—	30	60	14	46
EBT (1)
QCT	$608	$475	$133	$1,563	$1,199	$364
QTL	850	1,959	(1,109)	1,738	3,492	(1,754)
QSI	40	—	40	51	(17)	68
EBT as a % of revenues
QCT	16%	13%	3%	18%	15%	3%
QTL	67%	87%	(20%)	68%	86%	(18%)

(1)	Earnings (loss) before taxes.
QCT Segment. The increases in QCT revenues in the second quarter and first six months of fiscal 2018 were primarily due to increases in equipment and services revenues. Equipment and services revenues, mostly related to sales of Mobile Station Modem (MSM) and accompanying Radio Frequency (RF), Power Management (PM) and wireless connectivity integrated circuits, were $3.85 billion and $3.63 billion in the second quarter of fiscal 2018 and 2017, respectively, and $8.45 billion and $7.70 billion in the first six months of fiscal 2018 and 2017, respectively. Approximately 187 million and 179 million MSM integrated circuits were sold in the second quarter of fiscal 2018 and 2017, respectively, and approximately 424 million and 397 million MSM integrated circuits were sold in the first six months of fiscal 2018 and 2017, respectively.
The increases in equipment and services revenues in the second quarter and first six months of fiscal 2018 were primarily due to increases in RFFE product revenues of $314 million and $748 million, respectively, primarily driven by revenues from our RF360 Holdings joint venture, which was formed in the second quarter of fiscal 2017, and increases of $99 million and $374 million, respectively, related to higher MSM and accompanying PM unit shipments. The increases in equipment and services revenues in the second quarter and first six months of fiscal 2018 were partially offset by decreases of $51 million and $179 million, respectively, resulting from the net impact of lower average selling prices and favorable product mix, and decreases in connectivity product revenues of $97 million and $100 million, respectively.
QCT EBT as a percentage of revenues in the second quarter and first six months of fiscal 2018 increased primarily due to increases in gross margin percentage and the favorable impact of higher revenues relative to operating expenses. The increases in QCT gross margin percentage were primarily due to lower average unit costs and favorable product mix, partially offset by lower average selling prices.
QCT accounts receivable decreased by 14% in the first six months of fiscal 2018 from $1.81 billion to $1.56 billion, primarily due to a 16% decline in revenues in the second quarter of fiscal 2018 compared to the fourth quarter of fiscal 2017, partially offset by the timing of integrated circuit shipments. QCT inventories decreased by 12% in the first six months of fiscal 2018 from $2.02 billion to $1.77 billion primarily due to a decrease in the overall quantity of units on hand.
QTL Segment. QTL results in the second quarter and first six months of fiscal 2018 were negatively impacted by our continued dispute with Apple and its contract manufacturers (who are Qualcomm licensees), as well as the previously disclosed dispute with another licensee. We did not record any revenues in the first six months of fiscal 2018 for royalties due on sales of Apple’s or the other licensee’s products. Royalty revenues related to the products of Apple’s contract manufacturers and the other licensee in dispute were approximately $970 million and $1.7 billion in the second quarter and first six months of fiscal 2017, respectively. The decreases in QTL revenues in the second quarter and first six months of fiscal 2018 were also attributable to lower royalty revenues recognized related to devices sold in prior periods. Excluding the impact of these items, QTL revenues in the second quarter and first six months of fiscal 2018 increased primarily due to increases in revenues per reported unit. QTL revenues for the first six months of fiscal 2018 were also positively impacted by an increase in reported sales of CDMA-based products (including multi-mode products that also implement OFDMA).
QTL EBT as a percentage of revenues in the second quarter and first six months of fiscal 2018 decreased primarily due decreases in QTL revenues and increases in selling, general and administrative expenses resulting from higher litigation costs. QTL revenues and EBT also continued to be impacted negatively by units that we believe are not being reported by certain other licensees and sales of certain unlicensed products. While we have reached agreements with many licensees, negotiations with certain other licensees and unlicensed companies are ongoing, particularly in emerging regions, including China, and additional litigation may become necessary if negotiations fail to resolve the relevant issues.
QSI Segment. The increases in QSI EBT in the second quarter and first six months of fiscal 2018 were primarily due to the impact of $26 million and $36 million, respectively, resulting from the net impact of higher revenues and higher costs associated with certain development contracts with one of our equity method investees and increases of $25 million and $37 million, respectively, in net realized gains on investments. The increase in QSI EBT in the second quarter of fiscal 2018 was partially offset by an increase of $10 million in impairment losses on investments.
Looking Forward
In the coming years, we expect continued growth in consumer demand for 3G, 3G/4G multi-mode and 4G products and services, and new consumer demand for 5G products and services, around the world, driven primarily by smartphones. We also expect growth in new device categories and industries, driven by the expanding adoption of certain technologies that are already commonly used in smartphones by industry segments outside traditional cellular industries, such as automotive, IoT and networking.
As we look forward to the next several months and beyond, we expect our business to be impacted by the following key items:

•
On October 27, 2016, we announced a definitive agreement (the Purchase Agreement) under which Qualcomm River Holdings, B.V. (Qualcomm River Holdings), an indirect, wholly owned subsidiary of QUALCOMM Incorporated, will acquire NXP Semiconductors N.V. (NXP). NXP is a leader in high-performance, mixed-signal semiconductor electronics in automotive, broad-based microcontrollers, secure identification, network processing and RF power products. Pursuant to the Purchase Agreement, Qualcomm River Holdings has commenced a tender offer to acquire all of the issued and outstanding common shares of NXP. On February 20, 2018, Qualcomm River Holdings and NXP entered into Amendment No. 1 to the Purchase Agreement, which (i) increased the price payable in the tender offer from $110.00 per share in cash to $127.50 per share in cash, representing estimated total cash consideration to be paid to NXP’s shareholders of $44 billion, and (ii) reduced the Minimum Condition (as defined in the Purchase Agreement) from 80% of the issued and outstanding common shares of NXP to 70% of the issued and outstanding common shares of NXP. On April 19, 2018, Qualcomm River Holdings and NXP entered into Amendment No. 2 to the Purchase Agreement, which, among other things, extended the End Date (as defined in the Purchase Agreement) from April 25, 2018 to July 25, 2018. The transaction is subject to receipt of regulatory clearance from the Ministry of Commerce in the People’s Republic of China (MOFCOM), which we believe is being impacted by the current state of U.S./China trade relations, and other closing conditions. We intend to fund the transaction with cash generated from our May 2017 debt offering as well as cash and cash equivalents held by our foreign entities and use of our term loans, which we expect to draw on at close. We expect that this acquisition will continue to require us to devote significant resources and management time and attention and utilize a substantial portion of our cash and cash equivalents.

•
On January 16, 2018, we announced a cost plan designed to align our cost structure to our long-term margin targets. As part of this plan, we have initiated a series of targeted actions across our businesses to reduce annual costs by $1 billion, excluding incremental costs resulting from any future acquisition of a business. We expect these cost reductions to be fully captured in fiscal 2019. In connection with this plan, we expect to incur approximately $400 million to $525 million in restructuring and restructuring-related charges, of which $310 million was incurred in the second quarter of fiscal 2018.

•
Regulatory authorities in certain jurisdictions continue to investigate our business practices, and other regulatory authorities may do so in the future. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business with remedies that include, among others, injunctions, monetary damages or fines or other orders to pay money, and the issuance of orders to cease certain conduct and/or modify our business practices. Additionally, certain of our direct and indirect customers and licensees, including Apple, have pursued, and others may in the future pursue, litigation or arbitration against us related to our business. Unfavorable resolutions of one or more of these matters have in the past had a material adverse effect on our business, and could in the future have a material adverse effect on our business including, among others, monetary damages, the loss of our ability to enforce one or more of our patents, and/or portions of our license agreements could be determined to be invalid or unenforceable. These activities have required, and we expect that they will continue to require, the investment of significant management time and attention and have resulted, and we expect that they will continue to result, in increased legal costs. See “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies” and “Risk Factors” included in this Quarterly Report.

•
We are currently in dispute with Apple surrounding what we believe is an attempt by Apple to reduce the amount of royalties that its contract manufacturers (who are Qualcomm licensees) are required to pay to us for use of our intellectual property. In the first six months of fiscal 2018, such contract manufacturers did not fully report, and did not pay, royalties due on sales of Apple products. We have taken action against Apple’s contract manufacturers to compel such licensees to pay the required royalties, and against Apple, as described more fully elsewhere in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.” Additionally, the other licensee in dispute did not report or pay royalties due in the first six months of fiscal 2018. We did not record any revenues in the first six months of fiscal 2018 for royalties due on sales of Apple’s or the other licensee’s products, and as a result, QTL revenues and EBT were negatively impacted by these continued disputes. We expect these companies will continue to take such actions in the future, resulting in increased legal costs and negatively impacting our future revenues, as well as our financial condition, results of operations and cash flows until the respective disputes are resolved.

•
We continue to believe that certain licensees, particularly in China, are not fully complying with their contractual obligations to report their sales of licensed products to us, and certain companies, including unlicensed companies, particularly in emerging regions, including China, are delaying execution of new license agreements. We have made substantial progress in reaching agreements with many companies, primarily in China. However, negotiations with certain licensees and unlicensed companies are ongoing. We believe that the conclusion of new agreements with these companies will result in improved reporting. Additionally, we believe our increased efforts in the area of compliance will improve reporting but will also result in increased costs to the business. Litigation and/or other actions, such as those recently taken against Apple and its contract manufacturers, may be necessary to compel licensees to report and pay the required royalties for sales they have not previously reported and/or to compel unlicensed companies to execute licenses. Such litigation or other actions would result in increased legal costs.

•
To position QTL for stability on a long-term basis, we have announced that our standard essential patent (SEP) only licensing terms through 5G, Release 15 will remain at the same rate, consistent with our licensing program established in China for 3G and 4G devices. We expect that more of our licensees may enter into SEP-only agreements on a worldwide basis as existing agreements come up for renewal and/ or renegotiation. In addition, we are reducing the per unit cap on smartphones, which is the base on which our royalties are calculated. While we expect these developments to enhance stability for the long term, they may impact QTL royalty revenues in the shorter term.

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

•
Decisions by certain companies to utilize our competitors’ integrated circuit products in all or a portion of their devices. For example, commencing with the iPhone 7 (which was released in September 2016), we are no longer the sole supplier of modems for new iPhone product launches, as Apple utilizes modems from one of our competitors in a portion of such devices. We expect that in the future Apple will utilize our competitors’ modems in a portion of or potentially all iPhones. Accordingly, QCT revenues from modem sales for iPhones declined in fiscal 2017 and may continue to decline in the future, in part depending on the extent of Apple’s utilization of competitors’ modems and the mix of the various versions of its products that are sold. Overall QCT revenues, as well as profitability, may similarly decline unless offset by sales of integrated circuit products to other customers, including those outside of traditional cellular industries, such as the Internet of Things (IoT), automotive and networking. Apple’s sourcing of integrated circuit products does not impact our licensing revenues since our licensing revenues from Apple products are not dependent upon whether such products include our chipsets;

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

•	Lengthening replacement cycles in emerging regions as smartphone penetration increases; and

•	Increasing consumer demand for 3G/4G smartphone products in emerging regions driven by availability of lower-tier 3G/4G devices.

•	Current U.S./China trade relations may negatively impact our business, growth prospects and results of operations.

•	We expect the ongoing rollout of 4G services in emerging regions will encourage competition and growth, bringing the benefits of 3G/4G LTE multi-mode to consumers.

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
Liquidity and Capital Resources
On February 20, 2018, we announced that Qualcomm River Holdings reached an agreement with NXP to increase to $127.50 per share its previously announced cash tender offer to acquire all of the issued and outstanding common shares of NXP, for estimated total cash consideration to be paid to NXP’s shareholders of $44 billion. The transaction is subject to receipt of regulatory approvals from the Ministry of Commerce in the People’s Republic of China (MOFCOM) and other closing conditions. In May 2017, we issued an aggregate principal amount of $11.0 billion of unsecured floating- and fixed-rate notes with varying maturities, of which a portion will be used to fund the purchase price and other related transactions. In addition, we have secured $4.0 billion and $3.0 billion through a 2016 Term Loan Facility and a 2018 Term Loan Facility respectively, which are expected to be drawn on at the close of the NXP transaction. We have also secured $3.0 billion in committed financing through a 2018 Revolving Credit Facility, which is available to, in part, finance the transaction. The remaining amount will be funded with cash held by our foreign entities, which will result in the use of a substantial portion of our cash and cash equivalents.
Qualcomm River Holdings and NXP may terminate the Purchase Agreement under certain circumstances. If the Purchase Agreement is terminated in certain circumstances, including termination by NXP to enter into a superior proposal for an alternative acquisition transaction or a termination following a change of recommendation by NXP’s board of directors, NXP will be required to pay Qualcomm River Holdings a termination fee of $1.25 billion. If the Purchase Agreement is terminated under certain circumstances involving the failure to obtain the required regulatory approvals or the failure of NXP to complete certain pre-closing reorganization steps in all material respects, Qualcomm River Holdings will be required to pay NXP a termination fee of $2.0 billion. Under Amendment No. 2, in addition to its existing rights, NXP will be entitled to receive the termination fee (i) if the Purchase Agreement is terminated in accordance with its terms for any reason (subject to certain exceptions) and, at the time of any such termination, approval by MOFCOM, or in any jurisdiction where the parties’ previously obtained clearance will expire or where the applicable antitrust authority has required or requested a resubmission for clearance, has not been received, or (ii) at any time after July 25, 2018 if, at such time, approval by MOFCOM, or in any jurisdiction where the parties’ previously obtained clearance will expire or where the applicable antitrust authority has required or requested a resubmission for clearance, has not been received.

In November 2016, as required by the Purchase Agreement, we entered into four letters of credit for an aggregate amount of $2.0 billion pursuant to which NXP will have the right to draw amounts to fund the potential termination fee payable to NXP. Each letter of credit is required to be fully cash collateralized in an amount equal to 100% of its face value through deposits with the issuers of the letters of credit. We are restricted from using the funds deposited as collateral while the letters of credit are outstanding. At March 25, 2018, the letters of credit were fully collateralized through bank time and demand deposits.
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations, cash provided by our debt programs and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. The following table presents selected financial information related to our liquidity as of March 25, 2018 and September 24, 2017 and for the first six months of fiscal 2018 and 2017 (in millions):

	March 25, 2018	September 24, 2017	$ Change	% Change
Cash, cash equivalents and marketable securities	$39,606	$38,578	$1,028	3%
Accounts receivable, net	3,535	3,632	(97)	(3%)
Inventories	1,797	2,035	(238)	(12%)
Short-term debt	3,733	2,495	1,238	50%
Long-term debt	19,361	19,398	(37)	—%
Noncurrent income taxes payable	3,277	—	3,277	N/M
N/M - Not meaningful

	Six Months Ended
	March 25, 2018	March 26, 2017	$ Change	% Change
Net cash provided by operating activities	$2,278	$2,406	$(128)	(5%)
Net cash provided by investing activities	1,481	760	721	95%
Net cash used by financing activities	(874)	(1,982)	1,108	(56%)
The net increase in cash, cash equivalents and marketable securities was primarily due to net cash provided by operating activities and $1.2 billion of net issuances of our outstanding commercial paper debt, partially offset by $1.7 billion in cash dividends paid, $425 million in payments to repurchase shares of our common stock and $411 million in capital expenditures. Total cash provided by operating activities was impacted by continued actions taken by Apple and its contract manufacturers, as well as the previously disclosed dispute with another licensee, who did not report or pay royalties due in the first six months of fiscal 2018.
Our days sales outstanding, on a consolidated basis, increased to 61 days at March 25, 2018 as compared to 56 days at September 24, 2017 primarily due to the timing of the collection of payments from certain of our licensees. The decrease in inventories was primarily due to a decrease in the overall quantity of units on hand.
Debt. Our 2016 Amended and Restated Revolving Credit Facility provides for unsecured revolving facility loans, swing line loans and letters of credit in the aggregate amount of $5.0 billion, of which $530 million and $4.47 billion will expire in February 2020 and November 2021, respectively. Our 2018 Revolving Credit Facility provides for unsecured delayed-draw revolving facility loans in the aggregate amount of $3.0 billion. Proceeds from the 2018 Revolving Credit Facility, if drawn, will be used to finance, in part, the proposed acquisition of NXP. At March 25, 2018, no amounts were outstanding under the revolving credit facilities.
We have an unsecured commercial paper program, which provides for the issuance of up to $5.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. At March 25, 2018, we had $2.2 billion of commercial paper outstanding with weighted-average net interest rates of 1.98% and weighted-average remaining days to maturity of 44 days.
Our 2016 Term Loan Facility provides for senior unsecured delayed-draw term facility loans in an aggregate amount of $4.0 billion, and our 2018 Term Loan Facility provides for senior unsecured delayed-draw term facility loans in an aggregate amount of $3.0 billion. Proceeds from the term loan facilities, if drawn, will be used to finance, in part, the proposed acquisition of NXP. At March 25, 2018, no amounts were outstanding under the term loan facilities.

In May 2017, we issued an aggregate principal amount of $11.0 billion in nine tranches of unsecured floating- and fixed-rate notes, with maturity dates starting in 2019 through 2047. Effective interest rates were between 2.00% and 4.47% at March 25, 2018. Net proceeds from the issuance of the notes of $10.95 billion are intended to be used to fund a portion of the purchase price of our planned acquisition of NXP and other related transactions and also for general corporate purposes. Our 2019 floating-rate notes, 2020 floating-rate notes, 2019 fixed-rate notes and 2020 fixed-rate notes issued in May 2017 for an aggregate principal amount of $4.0 billion are subject to a special mandatory redemption at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest to, but excluding, the date of such mandatory redemption. The redemption is required on the first to occur of (i) the termination of the NXP purchase agreement or (ii) if the NXP transaction has not closed, by June 1, 2018.
In May 2015, we issued an aggregate principal amount of $10.0 billion in eight tranches of unsecured floating- and fixed-rate notes, with $1.5 billion maturing in 2018 and the remaining with maturity dates in 2020 through 2045. Effective interest rates were between 2.21% and 4.74% at March 25, 2018. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes.
We may issue additional debt in the future. The amount and timing of such additional borrowings will be subject to a number of factors, including the cash flow generated by United States-based entities, acquisitions and strategic investments, acceptable interest rates and changes in corporate income tax law, among other factors.
Additional information regarding our outstanding debt at March 25, 2018 is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Debt.”
Income Taxes. The Tax Legislation, which was signed into law during the first quarter of fiscal 2018, resulted in an estimated $5.3 billion charge related to the Toll Charge. We currently estimate that we will pay $3.2 billion for the Toll Charge, after application of certain tax credits (including those that are expected to be generated in fiscal 2018), which is payable in installments over eight years (8% in each of the first five years, 15% in year six, 20% in year seven and 25% in year eight) beginning on January 15, 2019.
Our cash, cash equivalents and marketable securities at March 25, 2018 consisted of $8.0 billion held by our United States-based entities and $31.6 billion held by our foreign entities. The Tax Legislation eliminated certain material tax effects on the repatriation of cash to the United States. As of March 25, 2018, we no longer consider available cash balances that existed at the end of fiscal 2017 related to undistributed pre-fiscal 2018 earnings and profits of certain U.S.-owned foreign subsidiaries to be indefinitely reinvested. We otherwise continue to consider other undistributed earnings of certain U.S.-owned foreign subsidiaries to be indefinitely reinvested based on our current plans for use and/or investment outside of the U.S., and therefore, no liability has been recorded for such taxes. However, as a result of the Tax Legislation, we are reassessing our intentions related to our indefinite reinvestment assertion. Should we decide to no longer indefinitely reinvest such earnings outside the U.S., we would have to adjust the income tax provision in the period such determination is made.
Additional information regarding our income taxes is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 3. Income Taxes.”
Capital Return Program. In the first six months of fiscal 2018, we repurchased and retired 6.8 million shares of our common stock for $425 million, before commissions. At March 25, 2018, $1.2 billion remained authorized for repurchase under our stock repurchase program. As a result of our proposed acquisition of NXP and the pending use of our cash and marketable securities, we currently expect to repurchase shares in the next few years to offset dilution from the issuance of common stock under our employee benefit plans.
In the first six months of fiscal 2018, we paid cash dividends totaling $1.7 billion, or $1.14 per share. On April 17, 2018, we announced a cash dividend of $0.62 per share on our common stock, payable on June 20, 2018 to stockholders of record as of the close of business on May 30, 2018. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders.
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

•
In connection with our Cost Plan announced on January 16, 2018, we expect to incur approximately $400 million to $525 million in restructuring and restructuring-related charges, the majority of which are expected to result in cash payments.

•
Our purchase obligations at March 25, 2018, some of which relate to research and development activities and capital expenditures, totaled $3.2 billion and $1.4 billion for fiscal 2018 and 2019, respectively, and $646 million thereafter.

•
Our research and development expenditures were $2.8 billion in the first six months of fiscal 2018 and $5.5 billion in fiscal 2017, and we expect to continue to invest heavily in research and development for new technologies, applications and services for voice and data communications.

•
Cash outflows for capital expenditures were $411 million in the first six months of fiscal 2018 and $690 million in fiscal 2017. We expect to continue to incur capital expenditures in the future to support our business, including research and development activities. Future capital expenditures may be impacted by transactions that are currently not forecasted.

•
The TFTC imposed a fine on us, of which $771 million remained outstanding at March 25, 2018 (based on the exchange rate at March 25, 2018), which will be paid in monthly installments through December 2022.

•
The EC imposed a fine on us of approximately 997 million Euros (approximately $1.2 billion based on the exchange rate at March 25, 2018). We intend to provide financial guarantees by April 30, 2018 in lieu of cash payment to satisfy the obligation. Beginning on April 30, 2018, the fine will accrue interest at a rate of 1.50% per annum until it has been paid or annulled.

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
Additional information regarding our financial commitments at March 25, 2018 is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 3. Income Taxes,” “Note 5. Debt,” “Note 6. Commitments and Contingencies” and “Note 8. Acquisitions.”
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
Risks Related to Our Businesses
Our proposed acquisition of NXP Semiconductors N.V. involves a number of risks, including, among others, the risk that we fail to complete the acquisition, regulatory risks, risks associated with our use of a significant portion of our cash and our taking on significant indebtedness, other financial risks, integration risks, and risk associated with the reactions of customers, suppliers and employees.
Our and NXP’s obligations to consummate the proposed transaction are subject to the satisfaction or waiver of certain conditions, including, among others: (i) the tender of a minimum number of NXP’s outstanding common shares in the tender offer commenced by a subsidiary of QUALCOMM Incorporated; (ii) the receipt of regulatory clearance from the Ministry of Commerce of the People’s Republic of China (MOFCOM), which we believe is being impacted by the current state of U.S./China trade relations; (iii) the absence of any law or order prohibiting the proposed transaction; (iv) there being no event that would have a material adverse effect on NXP; (v) the accuracy of the representations and warranties of NXP, subject to certain exceptions, and NXP’s material compliance with its covenants, in the Purchase Agreement; and (vi) the completion of certain internal reorganization steps with respect to NXP and the disposition of certain non-core assets of NXP. We cannot provide assurance that the conditions to the completion of the proposed transaction will be satisfied, and if the proposed transaction is not completed, we would not realize any of the expected benefits.
The final regulatory approval required in connection with the proposed transaction may not be obtained or may contain materially burdensome conditions. If any conditions or changes to the structure of the proposed transaction are required to obtain this regulatory approval, they may have the effect of jeopardizing or delaying completion of the proposed transaction or reducing our anticipated benefits. If we agree to any material conditions in order to obtain this approval, our business and results of operations may be adversely affected.
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

•
government regulators delay making sufficient spectrum available for 3G, 4G, new spectrum sharing technologies that we are developing in conjunction with 3G and 4G, as well as for 5G, thereby restricting the ability of wireless operators to deploy or expand the use of these technologies;

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

•
maintain and/or accelerate demand for our integrated circuit products at the premium device tier, while increasing the adoption of our products in mid- and low-tier devices, in part by strengthening our integrated circuit product roadmap for, and developing channel relationships in, emerging regions, such as China and India, and by providing turnkey products, which incorporate our integrated circuits, for low- and mid-tier smartphones, tablets and laptops;

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

•
identify potential acquisition targets that will grow or sustain our business or address strategic needs, reach agreement on terms acceptable to us, close the transactions and effectively integrate these new businesses and/or technologies;

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

•	be a leader in 5G technology development, standardization, intellectual property creation and licensing, and develop and commercialize 5G integrated circuit products and services; and/or

•	continue to develop brand recognition to effectively compete against better known companies in computing and other consumer driven segments and to deepen our presence in significant emerging regions.
Competition in any or all product tiers may result in the loss of certain business or customers, which would negatively impact our revenues, results of operations and cash flows. Such competition may also reduce average selling prices for our chipset products and/or the products of our customers and licensees. Certain of these dynamics are particularly pronounced in emerging regions where competitors may have lower cost structures and/or may have a willingness and ability to accept lower prices and/or lower or negative margins on their products (particularly in China). Reductions in the average selling prices of our chipset products, without a corresponding increase in volumes, would negatively impact our revenues, and without corresponding decreases in average unit costs, would negatively impact our margins. In addition, reductions in the average selling prices of our licensees’ products, unless offset by an increase in volumes, would generally decrease total royalties payable to us, negatively impacting our licensing revenues.
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
The loss of any one of our significant customers, a reduction in the purchases of our products by such customers or the cancelation of significant purchases by any of these customers, whether due to the use of their own integrated circuit products, our competitors’ integrated circuit products or otherwise, would reduce our revenues and could harm our ability to achieve or sustain expected results of operations, and a delay of significant purchases, even if only temporary, would reduce our revenues in the period of the delay. Any such reduction in revenues would also impact our cash resources available for other purposes, such as research and development. Further, the concentration of device share among a few companies, and the corresponding purchasing power of these companies, may result in lower prices for our products which, if not accompanied by a sufficient increase in the volume of purchases of our products, could have an adverse effect on our revenues and margins. In addition, the timing and size of purchases by our significant customers may be impacted by the timing of such customers’ new or next generation product introductions, over which we have no control, and the timing and/or success of such introductions may cause our revenues and results of operations to fluctuate. Accordingly, if current industry dynamics and concentrations continue, our QCT segment’s revenues will continue to depend largely upon, and be impacted by, future purchases, and the timing and size of any such future purchases, by these significant customers.
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
In addition, as discussed in the prior risk factor, our industry is experiencing concentration of device share among a few companies at the premium tier, which gives them significant supply chain leverage. Further, those companies may utilize their own internally-developed integrated circuit products, or our competitors’ integrated circuit products, rather than our products in all or a portion of their devices. These dynamics may result in lower prices for and/or reduced sales of our premium-tier integrated circuit products.
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
We are currently subject to various litigation and governmental investigations and/or proceedings, some of which have arisen and may continue to arise out of the strategies described above. Certain legal matters are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.” The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. Depending on the type of matter, various remedies that could result from an unfavorable resolution include, among others, injunctions, monetary damages or fines or other orders to pay money and/or the issuance of orders to cease certain conduct and/or modify our business practices. In addition, decisions or orders arising out of governmental investigations or proceedings could require us to renegotiate, or could encourage or embolden our licensees to demand to renegotiate, their license agreements with us (which could be on terms that are less favorable to us than existing terms), and such licensees may underreport, underpay, not report or not pay royalties owed to us pending the conclusion of such negotiations. Further, a governmental body in a particular country or region may assert, and may be successful in imposing, remedies with effects that extend beyond the borders of that country or region. See also the Risk Factor entitled “Changes in our patent licensing practices, whether due to governmental investigations, private legal proceedings challenging those practices or otherwise, could adversely impact our business and results of operations.”
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
We are currently subject to various governmental investigations and/or proceedings, particularly with respect to our licensing business, and certain such matters are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.” Key allegations in those matters include, among others, that we do not license our cellular standard-essential patents separately from our other patents, that we violate FRAND licensing commitments by refusing to grant licenses to chipset makers, that our royalty rates are too high and/or that the base on which our royalties are calculated should be something less than the wholesale (i.e., licensee’s) selling price of the applicable device (minus certain permitted deductions). The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. Depending on the type of matter, various remedies that could result from an unfavorable resolution include, among others, injunctions, monetary damages or fines or other orders to pay money, and/or the issuance of orders to cease certain conduct and/or modify our business practices. In addition, decisions or orders arising out of such governmental investigations or proceedings could require us to renegotiate, or could encourage or embolden our licensees to demand to renegotiate, their license agreements with us (which could be on terms that are less favorable to us than existing terms), and such licensees may underreport, underpay, not report or not pay royalties owed to us pending the conclusion of such negotiations. Further, a governmental body in a particular country or region may assert, and may be successful in imposing, remedies with effects that extend beyond the borders of that country or region. See also the Risk Factor entitled “Changes in our patent licensing practices, whether due to governmental investigations, private legal proceedings challenging those practices or otherwise, could adversely impact our business and results of operations.”
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
We have had, and may in the future have, difficulty in certain circumstances in protecting or enforcing our intellectual property rights and/or contracts, including collecting royalties for use of our patent portfolio due to, among others: refusal by certain licensees to report and/or pay all or a portion of the royalties they owe to us; policies of foreign governments; challenges to our licensing practices under competition laws; adoption of mandatory licensing provisions by foreign jurisdictions (either with controlled/regulated royalties or royalty free); failure of foreign courts to recognize and enforce judgments of contract breach and damages issued by courts in the United States; and/or challenges before competition agencies to our licensing business and/or the pricing and integration of additional features and functionality into our chipset products. Certain licensees have disputed, underreported, underpaid, not reported and/or not paid royalties owed to us under their license agreements with us or reported to us in a manner that is not in compliance with their contractual obligations, and certain companies have yet to enter into or delayed entering into or renewing license agreements for their use of our intellectual property, and such licensees and/or companies may continue to do so in the future. The fact that one or more licensees dispute, underreport, underpay, do not report and/or do not pay royalties owed to us may encourage other licensees to take similar actions and may encourage other licensees or unlicensed companies to delay entering into, or not enter into, new license agreements. Additionally, although our license agreements provide us with the right to audit the books and records of licensees, audits can be expensive, time consuming, incomplete and subject to dispute. Further, certain licensees may not comply with the obligation to provide full access to their books and records. To the extent we do not aggressively enforce our rights under our license agreements, licensees may not comply with their existing license agreements, and to the extent we do not aggressively pursue unlicensed companies to enter into license agreements with us for their use of our intellectual property, other unlicensed companies may not enter into license agreements. Similarly, we provide access to certain of our intellectual property and/or proprietary and/or confidential business information to our direct and indirect customers and licensees, who may wrongfully use such intellectual property and/or information and/or wrongfully disclose such intellectual property and/or information to third parties, including our competitors.
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
However, our research, development and other investments in these new and expanded product areas and adjacent industry segments, and corresponding technologies, products and services, as well as in our existing, technologies, products and services and new technologies, such as 5G, use of both licensed and unlicensed spectrum, and convergence of cellular and Wi-Fi, may not succeed due to, among other reasons: new industry segments and/or consumer demand may not develop and/or grow as anticipated; our strategies and/or the strategies of our customers, licensees or partners may not be successful; improvements in alternate technologies in ways that reduce the advantages we anticipate from our investments; competitors’ products or services being more cost effective, having more capabilities or fewer limitations or being brought to market faster than our new products and services; and competitors having longer operating histories in industry segments that are new to us. We may also underestimate the costs of or overestimate the future revenues and/or margins that could result from these investments, and these investments may not, or may take many years to, generate material returns. Further, the automotive industry is subject to long design-in time frames, long product life cycles and a high degree of regulatory and safety requirements, necessitating suppliers to the industry to comply with stringent qualification processes, very low defect rates and high reliability standards, all of which results in a significant barrier to entry and increased costs.
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
We have manufacturing facilities in Asia and Europe. If tsunamis, flooding, earthquakes, volcanic eruptions or other natural disasters, or geopolitical conflicts, were to damage, destroy or disrupt our manufacturing facilities, it could disrupt our operations, delay new production and shipments of inventory or result in costly repairs, replacements or other costs. In addition, natural disasters or geopolitical conflicts may result in disruptions in transportation, distribution channels or supply chains, or significant increases in the prices of raw materials.
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
Further, the licenses granted to and from us under a number of our license agreements include only patents that are either filed or issued prior to a certain date. As a result, there are agreements with some licensees where later patents are not licensed by or to us. Additionally, certain of our license agreements (including essentially all of our recent agreements in China) are effective for a specified term. In order to license or to obtain a license to such later patents after the expiration of a specified term, or to receive royalties after the specified time period, we will need to extend or modify such license agreements or enter into new license agreements with such licensees. Accordingly, to the extent not renewed on their terms or by election for an additional (generally multi-year) period, if applicable, we will need to extend or modify such license agreements or enter into new license agreements with such licensees more frequently than we have done historically. We might not be able to renew those license agreements, or enter into new license agreements, in the future without affecting the material terms and conditions of our license agreements with such licensees, and such modifications or new agreements may negatively impact our revenues. If there is a delay in renewing a license agreement prior to its expiration, there would be a delay in our ability to recognize revenues related to that licensee’s product sales. Further, if we are unable to reach agreement on such modifications or new agreements, it could result in patent infringement litigation with such companies.
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
Our QCT segment primarily utilizes a fabless production model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Other than the manufacturing facilities we now operate through our RF360 Holdings joint venture, we rely on independent third-party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. We employ both turnkey and two-stage manufacturing models to purchase our integrated circuits. Under the turnkey model, our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing model, we purchase die in singular or wafer form from semiconductor manufacturing foundries and contract with separate third-party suppliers for manufacturing services such as wafer bump, probe, assembly and the majority of our final test requirements. The semiconductor manufacturing foundries that supply products to our QCT segment are primarily located in Asia, as are our primary warehouses where we store finished goods for fulfillment of customer orders. The following could have an adverse effect on our ability to meet customer demands and/or negatively impact our revenues, business operations, profitability and/or cash flows:

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
Although we have long-term contracts with our suppliers, many of these contracts do not provide for long-term capacity commitments. To the extent we do not have firm commitments from our suppliers over a specific time period or for any specific quantity, our suppliers may allocate, and in the past, have allocated, capacity to the production and testing of products for their other customers while reducing or limiting capacity to manufacture or test our products. Accordingly, capacity for our products may not be available when we need it or at reasonable prices. To the extent we do obtain long-term capacity commitments, we may incur additional costs related to those commitments and/or make non-refundable payments for capacity commitments that are not used.
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
If we are unsuccessful in executing our cost plan, our business and results of operations may be adversely affected.
On January 16, 2018, we announced a cost plan designed to align our cost structure to our long-term margin targets. As part of this plan, we will implement a series of targeted reductions across our businesses to reduce annual costs by $1 billion, excluding incremental costs resulting from any future acquisition of a business. We expect these cost reductions to be fully captured in fiscal 2019.
We cannot provide assurance that our cost plan will be successful, that anticipated cost savings will be realized, that our operations, business and financial results will improve and/or that these efforts will not disrupt our operations (beyond what is intended). Our ability to achieve the anticipated cost savings and other benefits within the expected time frames is subject to many estimates and assumptions, which are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. Further, we may experience delays in the timing of these efforts and/or higher than expected or unanticipated costs in implementing them. Moreover, changes in the size, alignment or organization of our workforce could adversely affect employee morale and retention, relations with customers and business partners, our ability to develop and deliver products and services as anticipated and/or impair our ability to realize our current or future business and financial objectives. If we do not succeed in these efforts, if these efforts are more costly or time-consuming than expected, if our estimates and assumptions are not correct, if we experience delays or if other unforeseen events occur, our business and results of operations may be adversely affected.

We are subject to various laws, regulations, policies and standards. Our business may suffer as a result of existing, or new or amended, laws, regulations, policies or standards and/or our failure or inability to comply with laws, regulations, policies or standards.
Our business, products and services, and those of our customers and licensees, are subject to various laws and regulations globally, as well as government policies and the specifications of international, national and regional communications standards bodies. Compliance with existing laws, regulations, policies and standards, the adoption of new laws, regulations, policies or standards, changes in the interpretation of existing laws, regulations, policies or standards, changes in the regulation of our activities by a government or standards body and/or rulings in court, regulatory, administrative or other proceedings relating to such laws, regulations, policies or standards, including, among others, those affecting licensing practices, competitive business practices, the use of our technology or products, protection of intellectual property, trade and trade protection including tariffs, foreign currency, investments or loans, spectrum availability and license issuance, adoption of standards, the provision of device subsidies by wireless operators to their customers, taxation, export control, privacy and data protection, environmental protection, health and safety, labor and employment, human rights, corporate governance, public disclosure or business conduct could have an adverse effect on our business and results of operations.
Government policies, particularly in China, that regulate the amount and timing of funds that may flow out of a country may impact the timing of our receipt of payments from our customers and/or licensees in such country, which may negatively impact our cash flows.
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
National, state and local environmental laws and regulations affect our operations around the world. These laws may make it more expensive to manufacture, have manufactured and sell products, and our costs could increase if our vendors (e.g., suppliers, third-party manufacturers or utility companies) pass on their costs to us. Any imposition of tariffs on our raw materials or our products could have a negative impact on our revenues and/or results of operations. We are also subject to laws and regulations impacting the manufacturing operations of our RF360 Holdings joint venture. See the Risk Factor entitled “There are numerous risks associated with our operation and control of manufacturing facilities of our joint venture with TDK, RF360 Holdings, including high fixed costs, environmental compliance and liability, exposure to natural disasters, timely supply of equipment and materials and manufacturing difficulties.”
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
Our stock price and earnings have fluctuated in the past and are likely to fluctuate in the future. Factors that may have a significant impact on the market price of our stock and/or earnings include those identified throughout this Risk Factors section; volatility of the stock market in general and technology-based companies in particular; announcements concerning us, our suppliers, our competitors or our customers or licensees; and variations between our actual financial results or guidance and expectations of securities analysts or investors, among others. Further, increased volatility in the financial markets and/or overall economic conditions may reduce the amounts that we realize in the future on our cash equivalents and/or marketable securities and may reduce our earnings as a result of any impairment charges that we record to reduce recorded values of marketable securities to their fair values.
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
We maintain an extensive investment portfolio of varied holdings, which are generally classified as available-for-sale and are therefore recorded on our consolidated balance sheet at fair value, with unrealized gains or losses reported as a component of accumulated other comprehensive income. The fair values of our investments are subject to fluctuation based primarily on market price volatility, as well as the underlying operations of the associated investment, among other things. If the fair value of such investments decreases below their cost basis, as some of our previous investments have, we may be required in certain circumstances to recognize a loss in our results of operations. The sensitivity of and risks associated with the market value of our investment portfolio are described more fully in our Annual Report on Form 10-K for our fiscal year ended September 24, 2017 and in “Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report.
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
Attempts by others to gain unauthorized access to our information technology systems are increasingly more sophisticated. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks, including those in our manufacturing operations, and impersonating authorized users, among others. In addition, employees and former employees, in particular former employees who become employees of our competitors, customers or licensees, may misappropriate, use, publish or provide to our competitors, customers or licensees our intellectual property and/or proprietary or confidential business information. Similarly, we provide access to certain of our intellectual property and/or proprietary and/or confidential business information to our direct and indirect customers and licensees, who may wrongfully use such intellectual property and/or information and/or wrongfully disclose such intellectual property and/or information to third parties, including our competitors. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. The theft, unauthorized use or publication of our intellectual property and/or proprietary or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives and/or otherwise adversely affect our business. To the extent any security breach results in inappropriate disclosure of our customers’ or licensees’ proprietary or confidential information, we may incur liability. We expect to continue to devote significant resources to the security of our information technology systems.
Potential tax liabilities could adversely affect our results of operations.
We are subject to income taxes in the United States and numerous foreign jurisdictions, including Singapore where our QCT segment’s non-United States headquarters is located. Significant judgment is required in determining our provision for income taxes. We regularly are subject to examination of our tax returns and reports by taxing authorities in the United States federal jurisdiction and various state and foreign jurisdictions, most notably in countries where we earn a routine return and the tax authorities believe substantial value-add activities are performed. Our current examinations are at various stages with respect to assessments, claims, deficiencies and refunds. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts give rise to a revision become known. Although we believe that our tax estimates are reasonable at March 25, 2018, the final determination of tax audits and any related legal proceedings could materially differ from amounts reflected in our historical income tax provisions and accruals. In such case, our income tax provision, results of operations and/or cash flows in the period or periods in which that determination is made could be negatively affected.
On December 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act (the Tax Legislation) was enacted in the United States. Given the amount and complexity of the changes in tax law resulting from the Tax Legislation, we have not finalized the accounting for the income tax effects of the Tax Legislation. This includes the provisional amounts recorded in the six months ended March 25, 2018 related to the repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (Toll Charge) and the remeasurement of deferred taxes. Further, we are in the process of analyzing the effects of new taxes due on certain foreign income, such as GILTI (global intangible low-taxed income), BEAT (base-erosion anti-abuse tax), FDII (foreign-derived intangible income) and limitations on interest expense deductions (if certain conditions apply) that are effective starting in fiscal 2019, and other provisions of the Tax Legislation. The impact of the Tax Legislation may differ from this estimate, possibly materially, during the one-year measurement period due to, among other things, further refinement of our calculations, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Tax Legislation.
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
A decline in global, regional or local economic conditions or a slow-down in economic growth, including as a result of trade protection policies, such as tariffs, particularly in geographic regions with high concentrations of wireless voice and data users or high concentrations of our customers or licensees, could have adverse, wide-ranging effects on demand for our products and for the products and services of our customers or licensees, particularly equipment manufacturers or others in the wireless communications industry who buy their products, such as wireless operators. Any prolonged economic downturn may result in a decrease in demand for our products or technologies; the insolvency of key suppliers, customers or licensees; delays in reporting and/or payments from our licensees and/or customers; failures by counterparties; and negative effects on wireless device inventories. In addition, our customers’ ability to purchase or pay for our products and services and network operators’ ability to upgrade their wireless networks could be adversely affected by economic conditions, leading to a reduction, cancelation or delay of orders for our products or services.
We may not be able to attract and retain qualified employees.
Our future success depends largely upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to identify, attract, retain and motivate them, which may become increasingly difficult in an environment of cost reductions. Implementing our business strategy requires specialized engineering and other talent, as our revenues are highly dependent on technological and product innovations. The market for employees in our industry is extremely competitive. Further, existing immigration laws make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the United States, making the pool of available talent even smaller. If we are unable to attract and retain qualified employees, our business may be harmed.
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
The use of devices containing our products to interact with untrusted systems or otherwise access untrusted content creates a risk of exposing the system hardware and software in those devices to malicious attacks. While we continue to focus on this issue and are taking measures to safeguard our products from cybersecurity threats, device capabilities continue to evolve, enabling more elaborate functionality and use cases, and increasing the risk of security failures. Further, our products are inherently complex and may contain defects or errors that are detected only when the products are in use. Because our products and services are responsible for critical functions in our customers’ products and/or networks, security failures, defects or errors in our products or services could have an adverse impact on us, on our customers and/or on the end users of our customers’ products. Such adverse impact could include shipment delays; product liability claims or recalls; write-offs of our inventories, property, plant and equipment and/or intangible assets; unfavorable purchase commitments; a shift of business to our competitors; a decrease in demand for connected devices and wireless services; damage to our reputation and our customer relationships; regulatory actions; and other financial liability or harm to our business. Further, security failures, defects or errors in the products of our customers or licensees could have an adverse impact on our results of operations and/or cash flows due to a delay or decrease in demand for our products or services generally, and our premium-tier products in particular, among other factors. Development of products and features in new domains of technology and the migration to integrated circuit technologies with smaller geometric feature sizes are complex and add risk to manufacturing yields and reliability. Further, manufacturing, testing, marketing and use of our products and those of our customers and licensees entail the risk of product liability.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2017 Annual Report on Form 10-K. At March 25, 2018, there have been no material changes to the financial market risks described at September 24, 2017. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting in the second quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
We have provided updated Risk Factors in the section labeled “Risk Factors” in “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” With the exception of prior changes to our Risk Factors in our Form 10-Q for the fiscal quarter ended December 24, 2017, specifically changes to the risk factor labeled “Potential tax liabilities could adversely affect our results of operations” and the addition of the risk factor labeled “If we are unsuccessful in executing our cost plan, our business and results of operations may be adversely affected,” we do not believe those updates have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities in the second quarter of fiscal 2018 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
December 25, 2017 to January 21, 2018	293	$68.28	293	$1,399
January 22, 2018 to February 18, 2018	1,197	66.85	1,197	1,320
February 19, 2018 to March 25, 2018	1,627	61.44	1,627	1,220
Total	3,117		3,117

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)
On March 9, 2015, we announced a repurchase program authorizing us to repurchase up to $15 billion of our common stock. At March 25, 2018, $1.2 billion remained authorized for repurchase. The stock repurchase program has no expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
In connection with the European Commission (EC) fine (see “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies” in this Quarterly Report), the Company intends to provide a financial guarantee to satisfy its obligation of €997,439,000 while the Company appeals the EC’s decision to the General Court of the European Union. To provide the financial guarantee, the Company entered into (a) a Continuing Letter of Credit Agreement (Uncommitted) dated as of April 20, 2018, between the Company and BNP Paribas (BNP), pursuant to which BNP has agreed to issue an irrevocable letter of credit in an aggregate amount of €250,000,000 in favor of the EC (the BNP Letter of Credit); (b) a Master Reimbursement Agreement dated as of April 20, 2018, between the Company and Barclays Bank PLC (Barclays), pursuant to which Barclays has agreed to issue a standby letter of credit in an aggregate amount of €332,000,000 in favor of the EC (the Barclays Letter of Credit and, together with the BNP Letter of Credit, the Letters of Credit); (c) a General Indemnity Agreement dated as of April 20, 2018, between the Company and Swiss Reinsurance America Corporation (Swiss Re), pursuant to which Swiss Re has agreed to provide a guarantee for an aggregate amount of €60,000,000 in favor of the EC (the Swiss Re Guarantee); and (d) a General Agreement of Indemnity dated as of April 20, 2018, between the Company and Euler Hermes North America Insurance Company (Euler), pursuant to which Euler has agreed to provide a guarantee for an aggregate amount of €200,000,000 in favor of the EC (the Euler Guarantee). In addition, pursuant to the Company’s existing General Indemnity Agreement with Zurich American Insurance Company and Zurich Insurance Group Ltd (collectively, Zurich) dated as of October 30, 2017, Zurich will provide a guarantee for an aggregate principal amount of €155,439,000 in favor of the EC (the Zurich Guarantee and, together with the Swiss Re Guarantee and the Euler Guarantee, the Guarantees). Collectively, the aggregate principal amount of the Letters of Credit and the Guarantees will equal €997,439,000.
Each Letter of Credit contains certain customary representations and warranties, affirmative covenants and events of default. Each Letter of Credit provides that, in the event a disbursement is made in respect of such Letter of Credit but is not reimbursed as required, the unreimbursed amount will bear interest at a rate per annum equal to the prime rate (as defined in the applicable Letter of Credit) plus 2.0%. The Company has also agreed to pay customary fees to each of BNP and Barclays in connection with the BNP Letter of Credit and the Barclays Letter of Credit, respectively. If an event of default under a Letter of Credit occurs and is not cured or waived, any unpaid fees outstanding under such Letter of Credit may be declared immediately due and payable.
The Swiss Re Guarantee and the Euler Guarantee each contain customary provisions for transactions of this type, and provide that the Company will pay all premiums, costs and charges of Swiss Re and Euler under the terms of the applicable

Guarantee. In addition, the Company will pay Swiss Re and Euler interest at a rate per annum equal to the prime rate (as defined in the applicable Guarantee) plus 2.0% on any payments made by Swiss Re or Euler, as applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (1)	8-K	000-19528/ 161339867	1/13/2016	2.1
2.2	Amendment #1, dated December 20, 2016, to Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (1)	10-Q	000-19528/ 17546539	1/25/2017	2.3
2.3	Amendment #2, dated January 19, 2017, to Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (1)	10-Q	000-19528/ 17546539	1/25/2017	2.4
2.4	Amendment #3, dated February 3, 2017, to Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (1)	10-Q	000-19528/ 17770305	4/19/2017	2.6
2.5	Purchase Agreement dated as of October 27, 2016 by and between Qualcomm River Holdings, B.V. and NXP Semiconductors N.V. (1)	8-K	000-19528/ 161956228	10/27/2016	2.1
2.6	Amendment No. 1, dated February 20, 2018, to Purchase Agreement, dated as of October 27, 2016, by and between Qualcomm River Holdings B.V. and NXP Semiconductors N.V. (1)	8-K	000-19528/ 18623109	2/20/2018	2.1
2.7	Amendment No. 2, dated April 19, 2018, to Purchase Agreement, dated as of October 27, 2016, by and between Qualcomm River Holdings B.V. and NXP Semiconductors N.V., as amended by Amendment No. 1 to the Purchase Agreement, dated as of February 20, 2018, by and between Qualcomm River Holdings B.V. and NXP Semiconductors N.V. (1)	8-K	000-19528/ 18762502	4/19/2018	2.1
3.1	Amended and Restated Certificate of Incorporation.	8-K	000-19528/ 18766678	4/20/2018	3.1
3.2	Amended and Restated Bylaws.	8-K	000-19528/ 18766678	4/20/2018	3.2
4.1	Indenture, dated May 20, 2015, between the Company and U.S. Bank National Association, as trustee.	8-K	000-19528/ 15880967	5/21/2015	4.1
4.2	Officers’ Certificate, dated May 20, 2015, for the Floating Rate Notes due 2018, the Floating Rate Notes due 2020, the 1.400% Notes due 2018, the 2.250% Notes due 2020, the 3.000% Notes due 2022, the 3.450% Notes due 2025, the 4.650% Notes due 2035 and the 4.800% Notes due 2045.	8-K	000-19528/ 15880967	5/21/2015	4.2
4.3	Form of Floating Rate Notes due 2018.	8-K	000-19528/ 15880967	5/21/2015	4.3
4.4	Form of Floating Rate Notes due 2020.	8-K	000-19528/ 15880967	5/21/2015	4.4
4.5	Form of 1.400% Notes due 2018.	8-K	000-19528/ 15880967	5/21/2015	4.5
4.6	Form of 2.250% Notes due 2020.	8-K	000-19528/ 15880967	5/21/2015	4.6
4.7	Form of 3.000% Notes due 2022.	8-K	000-19528/ 15880967	5/21/2015	4.7
4.8	Form of 3.450% Notes due 2025.	8-K	000-19528/ 15880967	5/21/2015	4.8

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
4.9	Form of 4.650% Notes due 2035.	8-K	000-19528/ 15880967	5/21/2015	4.9
4.10	Form of 4.800% Notes due 2045.	8-K	000-19528/ 15880967	5/21/2015	4.10
4.11	Officers’ Certificate, dated May 26, 2017, for the Floating Rate Notes due 2019, the Floating Rate Notes due 2020, the Floating Rate Notes due 2023, the 1.850% Notes due 2019, the 2.100% Notes due 2020, the 2.600% Notes due 2023, the 2.900% Notes due 2024, the 3.250% Notes due 2027 and the 4.300% Notes due 2047.	8-K	000-19528/ 17882336	5/31/2017	4.2
4.12	Form of Floating Rate Notes due 2019.	8-K	000-19528/ 17882336	5/31/2017	4.3
4.13	Form of Floating Rate Notes due 2020.	8-K	000-19528/ 17882336	5/31/2017	4.4
4.14	Form of Floating Rate Notes due 2023.	8-K	000-19528/ 17882336	5/31/2017	4.5
4.15	Form of 1.850% Notes due 2019.	8-K	000-19528/ 17882336	5/31/2017	4.6
4.16	Form of 2.100% Notes due 2020.	8-K	000-19528/ 17882336	5/31/2017	4.7
4.17	Form of 2.600% Notes due 2023.	8-K	000-19528/ 17882336	5/31/2017	4.8
4.18	Form of 2.900% Notes due 2024.	8-K	000-19528/ 17882336	5/31/2017	4.9
4.19	Form of 3.250% Notes due 2027.	8-K	000-19528/ 17882336	5/31/2017	4.10
4.20	Form of 4.300% Notes due 2047.	8-K	000-19528/ 17882336	5/31/2017	4.11
10.45	Waiver and Consent No. 2, dated as of February 26, 2018, among QUALCOMM Incorporated, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	8-K	000-19528/ 18662702	3/2/2018	1.1
10.46	Credit Agreement among QUALCOMM Incorporated, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, dated as of March 6, 2018.	8-K	000-19528/ 18678483	3/9/2018	10.1
10.47	Amendment No. 1, dated as of April 20, 2018, among QUALCOMM Incorporated, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, to the Credit Agreement dated as of November 8, 2016, among QUALCOMM Incorporated, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	8-K	000-19528/ 18771694	4/24/2018	10.1
10.48	Amendment No. 1, dated as April 20, 2018, among QUALCOMM Incorporated, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, to the Credit Agreement dated as of March 6, 2018, among QUALCOMM Incorporated, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	8-K	000-19528/ 18771694	4/24/2018	10.2
10.49	Tender and Support Agreement, dated as of February 20, 2018, by and among Qualcomm River Holdings B.V., Arrowgrass Master Fund Ltd. and Arrowgrass Customised Solutions I Limited.	8-K	000-19528/ 18623109	2/20/2018	10.1
10.50	Tender and Support Agreement, dated as of February 20, 2018, by and among Qualcomm River Holdings B.V., D. E. Shaw Valence Portfolios, L.L.C., D. E. Shaw Kalon Portfolios, L.L.C., D. E. Shaw Orienteer Portfolios, L.L.C., D. E. Shaw Oculus Portfolios, L.L.C., D. E. Shaw Orienteer X Portfolios, L.L.C. and D. E. Shaw Asymptote Portfolios, L.L.C.	8-K	000-19528/ 18623109	2/20/2018	10.2
10.51	Tender and Support Agreement, dated as of February 20, 2018, by and among Qualcomm River Holdings B.V., Davidson Kempner International Ltd., Davidson Kempner Institutional Partners, L.P., Davidson Kempner Partners and M.H. Davidson & Co.	8-K	000-19528/ 18623109	2/20/2018	10.3

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
10.52	Tender and Support Agreement, dated as of February 20, 2018, by and among Qualcomm River Holdings B.V., Elliott Associates, L.P., Elliott Associates International, L.P. and Elliott International Capital Advisors Inc.	8-K	000-19528/ 18623109	2/20/2018	10.4
10.53	Tender and Support Agreement, dated as of February 20, 2018, by and among Qualcomm River Holdings B.V., Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners V, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Offshore Investors II, L.P., Farallon Capital F5 Master I, L.P., Farallon Capital (AM) Investors, L.P. and Farallon Capital Institutional Partners III, L.P.	8-K	000-19528/ 18623109	2/20/2018	10.5
10.54	Tender and Support Agreement, dated as of February 20, 2018, by and among Qualcomm River Holdings B.V., HBK Master Fund L.P. and HBK Merger Strategies Master Fund L.P.	8-K	000-19528/ 18623109	2/20/2018	10.6
10.55	Tender and Support Agreement, dated as of February 20, 2018, by and among Qualcomm River Holdings B.V. and Pentwater Capital Management LP.	8-K	000-19528/ 18623109	2/20/2018	10.7
10.56	Tender and Support Agreement, dated as of February 20, 2018, by and among Qualcomm River Holdings B.V., Soroban Master Fund LP and Soroban Opportunities Master Fund LP.	8-K	000-19528/ 18623109	2/20/2018	10.8
10.57	Tender and Support Agreement, dated as of February 20, 2018, by and among Qualcomm River Holdings B.V. and TIG Advisors, LLC.	8-K	000-19528/ 18623109	2/20/2018	10.9
10.58	Form of 2016 Long-Term Incentive Plan Non-Employee Director Deferred Stock Unit Grant Notice and Non-Employee Director Deferred Stock Unit Agreement for Non-Employee Directors in Singapore. (2)					X
10.59	Form of 2016 Long-Term Incentive Plan Non-Employee Director Deferred Stock Unit Grant Notice and Non-Employee Director Deferred Stock Unit Agreement for Non-Employee Directors in Spain. (2)					X
10.60	Form of 2016 Long-Term Incentive Plan Non-Employee Director Deferred Stock Unit Grant Notice and Non-Employee Director Deferred Stock Unit Agreement. (2)					X
10.61	Qualcomm Incorporated Amended and Restated 2018 Director Compensation Plan. (2)					X
10.62	Amended and Restated QUALCOMM Incorporated 2001 Employee Stock Purchase Plan, as amended. (2)					X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steve Mollenkopf.					X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George S. Davis.					X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Steve Mollenkopf.					X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for George S. Davis.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.					X
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

Dated: April 25, 2018