Form 10-Q
period 2018-06-24
QUALCOMM INC/DE
filed 2018-07-25
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2018
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 23, 2018, was as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,469,111,039

QUALCOMM INCORPORATED
Form 10-Q
For the Quarter Ended June 24, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	June 24, 2018	September 24, 2017
ASSETS
Current assets:
Cash and cash equivalents	$35,619	$35,029
Marketable securities	291	2,279
Accounts receivable, net	3,163	3,632
Inventories	1,785	2,035
Other current assets	3,460	618
Total current assets	44,318	43,593
Marketable securities	35	1,270
Deferred tax assets	844	2,900
Property, plant and equipment, net	3,073	3,216
Goodwill	6,630	6,623
Other intangible assets, net	3,174	3,737
Other assets	4,016	4,147
Total assets	$62,090	$65,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,644	$1,971
Payroll and other benefits related liabilities	1,379	1,183
Unearned revenues	507	502
Short-term debt	7,103	2,495
Other current liabilities	5,579	4,756
Total current liabilities	16,212	10,907
Unearned revenues	1,708	2,003
Income taxes payable	2,659	—
Long-term debt	15,378	19,398
Other liabilities	3,065	2,432
Total liabilities	39,022	34,740

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,469 and 1,474 shares issued and outstanding, respectively	—	274
Retained earnings	22,745	30,088
Accumulated other comprehensive income	323	384
Total stockholders’ equity	23,068	30,746
Total liabilities and stockholders’ equity	$62,090	$65,486

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 24, 2018	June 25, 2017	June 24, 2018	June 25, 2017
Revenues:
Equipment and services	$4,110	$4,121	$12,750	$11,949
Licensing	1,489	1,250	4,178	4,438
Total revenues	5,599	5,371	16,928	16,387
Costs and expenses:
Cost of revenues	2,491	2,488	7,394	7,140
Research and development	1,416	1,391	4,237	4,087
Selling, general and administrative	655	710	2,297	1,917
Other (Note 2)	112	9	1,605	962
Total costs and expenses	4,674	4,598	15,533	14,106
Operating income	925	773	1,395	2,281
Interest expense	(212)	(133)	(561)	(330)
Investment and other income, net (Note 2)	243	218	454	635
Income before income taxes	956	858	1,288	2,586
Income tax benefit (expense) (Note 3)	263	7	(5,659)	(290)
Net income (loss)	1,219	865	(4,371)	2,296
Net loss attributable to noncontrolling interests	—	1	—	1
Net income (loss) attributable to Qualcomm	$1,219	$866	$(4,371)	$2,297

Basic earnings (loss) per share attributable to Qualcomm	$0.82	$0.59	$(2.96)	$1.55
Diluted earnings (loss) per share attributable to Qualcomm	$0.82	$0.58	$(2.96)	$1.54
Shares used in per share calculations:
Basic	1,478	1,478	1,479	1,478
Diluted	1,487	1,491	1,479	1,491

Dividends per share announced	$0.62	$0.57	$1.76	$1.63

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 24, 2018	June 25, 2017	June 24, 2018	June 25, 2017
Net income (loss)	$1,219	$865	$(4,371)	$2,296
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation (losses) gains	(237)	138	(64)	128
Reclassification of foreign currency translation gains included in net income (loss)	—	(1)	—	(1)
Noncredit other-than-temporary impairment losses related to certain available-for-sale debt securities and subsequent changes in fair value	—	—	—	6
Reclassification of net other-than-temporary losses on available-for-sale securities included in net income (loss)	—	1	1	82
Net unrealized gains (losses) on other available-for-sale securities	3	37	2	(104)
Reclassification of net realized losses (gains) on available-for-sale securities included in net income (loss)	2	(72)	(7)	(200)
Net unrealized gains (losses) on derivative instruments	3	(40)	(3)	(43)
Reclassification of net realized losses (gains) on derivative instruments included in net income (loss)	7	(3)	10	(5)
Total other comprehensive (loss) income	(222)	60	(61)	(137)
Total comprehensive income (loss)	997	925	(4,432)	2,159
Comprehensive loss attributable to noncontrolling interests	—	1	—	1
Comprehensive income (loss) attributable to Qualcomm	$997	$926	$(4,432)	$2,160

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	June 24, 2018	June 25, 2017
Operating Activities:
Net (loss) income	$(4,371)	$2,296
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	1,165	1,064
Income tax provision in excess of (less than) income tax payments (Note 3)	4,973	(467)
Non-cash portion of share-based compensation expense	659	712
Net realized gains on marketable securities and other investments	(101)	(375)
Indefinite and long-lived asset impairment charges	96	76
Impairment losses on marketable securities and other investments	40	163
Other items, net	25	14
Changes in assets and liabilities:
Accounts receivable, net	470	(1,021)
Inventories	245	(182)
Other assets	90	111
Trade accounts payable	(296)	(543)
Payroll, benefits and other liabilities	1,514	878
Unearned revenues	(178)	(149)
Net cash provided by operating activities	4,331	2,577
Investing Activities:
Capital expenditures	(625)	(428)
Purchases of available-for-sale marketable securities	(5,835)	(15,509)
Proceeds from sales and maturities of available-for-sale securities	9,105	19,643
Purchases of other marketable securities	(49)	(705)
Deposits of investments designated as collateral	—	(2,000)
Acquisitions and other investments, net of cash acquired	(192)	(1,401)
Proceeds from other investments	207	18
Other items, net	4	40
Net cash provided (used) by investing activities	2,615	(342)
Financing Activities:
Proceeds from short-term debt	9,385	6,848
Repayment of short-term debt	(7,198)	(7,598)
Proceeds from long-term debt	—	10,953
Repayment of long-term debt	(1,571)	—
Deposit to redeem long-term debt	(2,831)	—
Proceeds from issuance of common stock	387	331
Repurchases and retirements of common stock	(1,425)	(1,027)
Dividends paid	(2,600)	(2,411)
Payments of tax withholdings related to vesting of share-based awards	(273)	(263)
Payment of purchase consideration related to RF360 joint venture	(157)	—
Other items, net	(54)	(133)
Net cash (used) provided by financing activities	(6,337)	6,700
Effect of exchange rate changes on cash and cash equivalents	(19)	28
Net increase in cash and cash equivalents	590	8,963
Cash and cash equivalents at beginning of period	35,029	5,946
Cash and cash equivalents at end of period	$35,619	$14,909
See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation
Financial Statement Preparation. These condensed consolidated financial statements have been prepared by QUALCOMM Incorporated (collectively with its subsidiaries, the Company or Qualcomm) in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2017. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. The Company operates and reports using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three-month and nine-month periods ended June 24, 2018 and June 25, 2017 included 13 weeks and 39 weeks, respectively.
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
During the third quarter of fiscal 2018, the Company eliminated the one-month reporting lag previously used to consolidate its RF360 Holdings joint venture to provide contemporaneous reporting within its consolidated financial statements. The effect of this change is not material to the consolidated financial statements, and therefore, the impact of eliminating the one-month reporting lag has been included in the Company’s results of operations for the three months and nine months ended June 24, 2018.
Earnings (Loss) Per Common Share. Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to Qualcomm by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed by dividing net income attributable to Qualcomm by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s share-based compensation plans, if any, and the weighted-average number of common shares outstanding during the reporting period. Due to the net loss for the nine months ended June 24, 2018, all of the common share equivalents issuable under share-based compensation plans had an anti-dilutive effect and were therefore excluded from the computation of diluted loss per share. The following table provides information about the diluted earnings per share calculation (in millions):

	Three Months Ended		Nine Months Ended
	June 24, 2018	June 25, 2017	June 24, 2018	June 25, 2017
Dilutive common share equivalents included in diluted shares	9.0	12.2	—	13.5
Shares of common stock equivalents not included because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period	0.6	0.6	43.2	3.8
Share-Based Compensation. Total share-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 24, 2018	June 25, 2017	June 24, 2018	June 25, 2017
Cost of revenues	$9	$10	$30	$30
Research and development	140	147	447	455
Selling, general and administrative	40	70	182	227
Share-based compensation expense before income taxes	189	227	659	712
Related income tax benefit	(34)	(28)	(111)	(113)
	$155	$199	$548	$599

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 24, 2018, total unrecognized compensation expense related to nonvested restricted stock units granted prior to that date was $1.1 billion, which is expected to be recognized over a weighted-average period of 1.9 years. At June 24, 2018, the Company had 23.8 million restricted stock units outstanding and 6.5 million stock options outstanding.
Recent Accounting Pronouncements.
Share-based Awards: In March 2016, the Financial Accounting Standards Board (FASB) issued new guidance that changed the accounting for share-based awards, including income taxes, classification of awards and classification in the statement of cash flows. The Company adopted the new guidance in the first quarter of fiscal 2018. In accordance with the new guidance, excess tax benefits or deficiencies associated with share-based awards are recognized through earnings when the awards vest or settle, rather than in stockholders’ equity. In the nine months ended June 24, 2018, net excess tax benefits associated with share-based awards of $15 million were recognized in the Company’s income tax provision. In addition, cash flows related to excess tax benefits are presented as an operating activity and cash payments made on an employee’s behalf for withheld shares are presented as financing activities, with the prior periods adjusted accordingly. As a result of these changes, amounts for the nine months ended June 25, 2017 have been adjusted as follows: net cash provided by operating activities increased by $301 million with a corresponding offset to net cash used in financing activities. The new guidance also impacts the Company’s earnings per share calculation as the estimate of dilutive common share equivalents under the treasury stock method no longer assumes that the estimated tax benefits realized when an award is settled are used to repurchase shares. There was no impact of this change on the Company’s calculation of earnings per share as a result of the net loss for the nine months ended June 24, 2018. The Company elected to continue its practice of estimating forfeitures expected to occur in determining the amount of compensation cost to be recognized each period.
Revenue Recognition: In May 2014, the FASB issued new guidance related to revenue recognition, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue as control of goods or services transfers to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. It defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The Company will adopt the new guidance in the first quarter of fiscal 2019 using the modified retrospective approach, with the cumulative effect of applying the new guidance recognized as an adjustment to the opening retained earnings balance. The Company is finalizing its identification of changes to policy, processes, systems and controls, as well as its assessment of data availability and presentation necessary to meet the additional disclosure requirements of the guidance in the notes to the consolidated financial statements.
The Company currently expects the adoption of this new guidance to most significantly impact its licensing business (Qualcomm Technology Licensing, or QTL). Specifically, the Company expects a change in the timing of revenues recognized from sales-based royalties, which are the vast majority of QTL’s revenues. The Company currently recognizes sales-based royalties as revenues in the period in which such royalties are reported by licensees, which is after the conclusion of the quarter in which the licensees’ sales occur and when all other revenue recognition criteria are met. Under the new guidance, the Company will be required to estimate and recognize sales-based royalties in the period in which the associated sales occur, resulting in an acceleration of revenue recognition compared to the current method. As a result of recognizing royalty revenues based on estimates, adjustments to revenues will be required in subsequent periods based on the actual amounts reported by licensees. Upon adoption of the new guidance, licenses to use portions of the Company’s intellectual property portfolio will be considered one performance obligation, and license fees will be recognized as revenues on a straight-line basis over the estimated period of benefit of the license to the licensee, which is similar to the recognition of license revenues under the current guidance. The Company currently accounts for customer incentive arrangements in its licensing and semiconductor businesses, including volume-related and other pricing rebates or cost reimbursements for marketing and other activities involving certain of the Company’s products and technologies, in part based on the maximum potential liability. Under the new guidance, the Company will estimate the amount of all customer incentives. The Company does not otherwise expect the adoption of the new guidance to have a material impact on its businesses.
Financial Assets: In January 2016, the FASB issued new guidance on classifying and measuring financial instruments, which requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk be recognized separately in other comprehensive income. Additionally, it changes the disclosure requirements for financial instruments. For equity investments that do not have readily determinable fair values, the Company expects to use the measurement alternative, which is defined as cost, less impairments, adjusted by observable price changes in orderly transactions for identical or similar investments. The Company anticipates the adoption

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of the new guidance will increase the volatility of the Company’s investment and other income, net due to recording the changes in fair value of equity investments through earnings. The Company will adopt the new guidance in the first quarter of fiscal 2019 using the modified retrospective transition method for equity investments that have readily determinable fair values, with the cumulative effect of applying the new guidance recognized as an adjustment to opening retained earnings in the year of adoption, and the prospective transition method for equity investments that do not have readily determinable fair values. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements.
In June 2016, the FASB issued new guidance that changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The new guidance will be effective for the Company starting in the first quarter of fiscal 2021 and generally requires the modified retrospective transition method, with the cumulative effect of applying the new guidance recognized as an adjustment to opening retained earnings in the year of adoption, except for certain financial assets where the prospective transition method is required, such as available-for-sale debt securities for which an other-than-temporary impairment has been recorded. Early adoption is permitted starting in the first quarter of fiscal 2020. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements and whether to adopt the new guidance early.
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
Hedge Instruments: In August 2017, the FASB issued new guidance that expands and refines hedge accounting for both financial and non-financial risks, aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements, and includes targeted improvements related to the assessment of hedge effectiveness. The new guidance also modifies disclosure requirements for hedging activities. The Company plans to adopt the new guidance in the first quarter of fiscal 2019 using the modified retrospective transition method, with the cumulative effect of applying the new guidance recognized as an adjustment to opening retained earnings in the year of adoption, and does not expect the effects of the adoption to have a material impact on its consolidated financial statements.
Other: In August 2016, the FASB issued new guidance related to the classification of certain cash receipts and cash payments on the statement of cash flows. The Company will adopt the new guidance in the first quarter of fiscal 2019 using the retrospective transition method for each period presented, and does not expect the effects of the adoption to have a material impact on its consolidated statements of cash flows.
In October 2016, the FASB issued new guidance that changes the accounting for income tax effects of intra-entity transfers of assets other than inventory. Under the new guidance, the selling (transferring) entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset. The Company will adopt the new guidance in the first quarter of fiscal 2019 using the modified retrospective transition method, with the cumulative effect of applying the new guidance recognized as an adjustment to opening retained earnings in the year of adoption, and is in the process of determining the effects the adoption will have on its consolidated financial statements.
In November 2016, the FASB issued new guidance related to the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. The Company will adopt the new guidance in the first quarter of fiscal 2019 using the retrospective transition method for each period presented. At June 24, 2018, the Company had restricted cash and cash equivalents of $2.0 billion related to funds deposited as collateral for outstanding letters of credit in connection with the NXP Purchase Agreement (Note 8), and $2.8 billion related to irrevocably deposited cash to redeem notes in July 2018 (Note 5). Otherwise, the Company does not expect the effects of the retrospective adoption to have a material impact on its consolidated statements of cash flows.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2. Composition of Certain Financial Statement Items

Inventories (in millions)
	June 24, 2018	September 24, 2017
Raw materials	$82	$103
Work-in-process	666	799
Finished goods	1,037	1,133
	$1,785	$2,035

Other Current Assets (in millions)
	June 24, 2018	September 24, 2017
Deposit to redeem long-term debt (Note 5)	$2,836	$—
Other	624	618
	$3,460	$618

Other Current Liabilities (in millions)
	June 24, 2018	September 24, 2017
Customer incentives and other customer-related liabilities	$3,112	$2,804
Accrual for EC fine (Note 6)	1,166	—
Income taxes payable	448	312
Accrual for TFTC fine (Note 6)	154	778
Other	699	862
	$5,579	$4,756
Other Income, Costs and Expenses. Other expenses in the three and nine months ended June 24, 2018 included $112 million and $422 million, respectively, in restructuring and restructuring-related charges related to the Company’s Cost Plan (Note 9). Other expenses in the nine months ended June 24, 2018 also included a $1.2 billion charge related to the European Commission (EC) fine (Note 6).
Other expenses in the nine months ended June 25, 2017 consisted of a $927 million charge related to the KFTC fine, including related foreign currency losses, and $35 million in restructuring and restructuring-related charges related to the Company’s Strategic Realignment Plan.

Investment and Other Income, Net (in millions)
	Three Months Ended		Nine Months Ended
	June 24, 2018	June 25, 2017	June 24, 2018	June 25, 2017
Interest and dividend income	$182	$147	$461	$466
Net realized gains on marketable securities	10	124	24	330
Net realized gains on other investments	16	15	77	45
Impairment losses on marketable securities	—	(2)	(1)	(127)
Impairment losses on other investments	(19)	(13)	(39)	(36)
Net (losses) gains on derivative investments	(30)	4	(21)	25
Equity in net losses of investees	(28)	(31)	(67)	(42)
Net gains (losses) on foreign currency transactions	112	(26)	20	(26)
	$243	$218	$454	$635

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
Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, given the amount and complexity of the changes in tax law resulting from the Tax Legislation, the Company has not finalized the accounting for the income tax effects of the Tax Legislation. This includes the provisional amounts recorded related to the Toll Charge, the remeasurement of deferred taxes and the change in the Company’s indefinite reinvestment assertion. Further, the Company is in the process of analyzing the effects of new taxes due on certain foreign income, such as GILTI (global intangible low-taxed income), BEAT (base-erosion anti-abuse tax) and FDII (foreign-derived intangible income), and limitations on interest expense deductions (if certain conditions apply), all of which are effective starting in fiscal 2019, as well as other provisions of the Tax Legislation. The Company has elected to account for GILTI as period costs if and when incurred. As a result of recognizing the impact of the Tax Legislation in income tax expense (benefit), certain tax effects, which were nominal, were stranded in accumulated other comprehensive income, and the Company will not reclassify such amounts to retained earnings. The impact of the Tax Legislation may differ from this estimate, possibly materially, during the remainder of the one-year measurement period due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Legislation.
The Company has preliminarily accounted for the effects of the Tax Legislation, which resulted in a charge of $5.73 billion to income tax expense recorded discretely in the first nine months of fiscal 2018, comprised of $5.3 billion related to the estimated Toll Charge and $412 million resulting from the estimated impact of remeasurement of U.S. deferred tax assets and liabilities that existed at the end of fiscal 2017 at a lower enacted corporate income tax rate. These amounts included a $135 million tax benefit recorded in the third quarter of fiscal 2018 related to the remeasurement of a U.S. deferred tax liability that was established as a result of a change in one of the Company’s tax positions due to Tax Legislation. In addition, the Company recorded $12 million net tax expense discretely in the third quarter of fiscal 2018 related to refining estimates associated with the Toll Charge and impact of remeasurement of U.S. deferred tax assets and liabilities.
The Toll Charge is based on the Company’s post-1986 earnings and profits of U.S.-owned foreign subsidiaries through December 31, 2017 for which the Company had previously deferred U.S. income taxes. The Company has not yet finalized its calculation of the total post-1986 foreign earnings and profits for the respective foreign subsidiaries. Further, the Toll Charge is based in part on the amount of those earnings held in cash and other specific assets. The Company remeasured its deferred tax assets and liabilities that existed at the end of fiscal 2017 based on the income tax rate at which they are expected to reverse, which primarily assumes the reduced income tax rate of 21% applicable in fiscal 2019, resulting in a reduction to noncurrent net deferred tax assets of $412 million in the first nine months of fiscal 2018.
As of December 24, 2017, the Company no longer considers available cash balances that existed at the end of fiscal 2017 related to undistributed pre-fiscal 2018 earnings and profits of certain U.S.-owned foreign subsidiaries to be indefinitely reinvested and recorded a tax expense of $92 million related to foreign withholding taxes during the first nine months of fiscal 2018. The Company otherwise continues to consider other undistributed earnings of certain U.S.-owned foreign subsidiaries to be indefinitely reinvested based on its current plans for use and/or investment outside of the U.S., and therefore, no liability has been recorded for such taxes. However, as a result of the Tax Legislation, the Company is reassessing its intentions related to its indefinite reinvestment assertion. Should the Company decide to no longer indefinitely reinvest such earnings outside the U.S., the Company would have to adjust the income tax provision in the period such determination is made.
As a result of the Toll Charge imposed by the Tax Legislation, the Company expects to fully utilize all of its unused federal tax credits that existed at the end of fiscal 2017 of $1.4 billion, which resulted in a reduction to noncurrent deferred tax assets in the first quarter of fiscal 2018, and the federal tax credits that are expected to be generated in fiscal 2018. The Company will elect to pay the Toll Charge, interest free, over a period of eight years, with payments beginning on January

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15, 2019. The Company did not discount the amount of the Toll Charge. The cash amount the Company currently estimates will be paid for the Toll Charge, net of tax credit carryforwards and expected tax credits estimated to be generated in fiscal 2018, is $2.7 billion. The estimated first installment of $215 million is due on January 15, 2019 and was included in other current liabilities. The remaining liability was included in noncurrent income taxes payable.
During the third quarter of fiscal 2018, the Company entered into a new tax incentive agreement in Singapore that results in a reduced tax rate from March 2017 through March 2022, provided that the Company meets specified employment and investment criteria in Singapore. The Company’s Singapore tax rate will increase in fiscal 2022 as a result of expiration of these incentives and again in March 2027 upon the expiration of tax incentives under a prior agreement. As a result of this new tax incentive, the Company’s estimated income tax expense for fiscal 2018 was reduced by approximately $126 million.
The Company estimates its annual effective income tax rate to be approximately 264% for fiscal 2018, as compared to the 18% effective income tax rate for fiscal 2017, primarily as a result of the estimated charge of $5.82 billion recorded to income tax expense in the first nine months of fiscal 2018 related to the combined effect of the Toll Charge, the remeasurement of deferred tax assets and liabilities and the Company’s decision to no longer indefinitely reinvest certain foreign earnings, all of which resulted from the Tax Legislation. The estimated annual effective tax rate for fiscal 2018 was also impacted by the EC fine (Note 6) recorded in the first quarter of fiscal 2018, which is not deductible for tax purposes and is attributable to a foreign jurisdiction. Tax benefits from foreign income taxed at rates lower than rates in the U.S. are expected to be approximately 37% in fiscal 2018, compared to 32% in fiscal 2017, primarily due to lower estimated U.S. revenues principally related to decreased royalty revenues from Apple’s contract manufacturers, an increase in the allocation of expenses to the Company’s U.S. operations and the new tax incentive in Singapore, partially offset by the lower U.S. federal statutory income tax rate enacted by the Tax Legislation. The estimated annual effective tax rate for fiscal 2018 also reflects a blended U.S. federal statutory income tax rate of 25% as a result of the Tax Legislation. The annual effective tax rate of 18% for fiscal 2017 reflected the KFTC and TFTC fines (Note 6), which were not deductible for tax purposes and were each attributable to the U.S. and foreign jurisdictions.
The effective tax rate of 28% benefit for the third quarter of fiscal 2018 was lower than the estimated annual effective tax rate primarily due to the estimated charge of $5.95 billion recorded discretely to income tax expense in the first six months of fiscal 2018 related to the effects of certain components of the Tax Legislation and the EC fine recorded in the first quarter of fiscal 2018, as well as tax benefits recorded in the third quarter of fiscal 2018 resulting from an increase in the allocation of expenses to the Company’s U.S. operations and the new tax incentive in Singapore.
Unrecognized tax benefits were $356 million and $372 million at June 24, 2018 and September 24, 2017, respectively. The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits at June 24, 2018 may increase or decrease in the next 12 months.
The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions, and is currently under examination by various tax authorities worldwide, most notably in countries where the Company earns a routine return and tax authorities believe substantial value-add activities are performed. These examinations are at various stages with respect to assessments, claims, deficiencies and refunds, many of which are open for periods after fiscal 2000. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts give rise to a revision become known. As of June 24, 2018, the Company believes that adequate amounts have been reserved for based on facts known. However, the final determination of tax audits and any related legal proceedings could materially differ from amounts reflected in the Company’s income tax provision and the related accruals.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4. Stockholders’ Equity
Changes in stockholders’ equity in the nine months ended June 24, 2018 were as follows (in millions):

Total Stockholders’ Equity
Balance at September 24, 2017	$30,746
Net loss	(4,371)
Other comprehensive loss	(61)
Common stock issued under employee benefit plans and related tax benefits	393
Share-based compensation	699
Tax withholdings related to vesting of share-based payments	(273)
Dividends	(2,640)
Stock repurchases	(1,425)
Balance at June 24, 2018	$23,068
Accumulated Other Comprehensive Income. Changes in the components of accumulated other comprehensive income, net of income taxes, in stockholders’ equity in the nine months ended June 24, 2018 were as follows (in millions):

	Foreign Currency Translation Adjustment	Noncredit Other-than-Temporary Impairment Losses and Subsequent Changes in Fair Value for Certain Available-for-Sale Debt Securities	Net Unrealized Gain (Loss) on Other Available-for-Sale Securities	Net Unrealized (Loss) Gain on Derivative Instruments	Other Gains	Total Accumulated Other Comprehensive Income
Balance at September 24, 2017	$147	$23	$218	$(8)	$4	$384
Other comprehensive (loss) income before reclassifications	(64)	—	2	(3)	—	(65)
Reclassifications from accumulated other comprehensive income	—	1	(7)	10	—	4
Other comprehensive (loss) income	(64)	1	(5)	7	—	(61)
Balance at June 24, 2018	$83	$24	$213	$(1)	$4	$323
Reclassifications from accumulated other comprehensive income related to available-for-sale securities were negligible in each the three and nine months ended June 24, 2018 and $71 million and $118 million in the three and nine months ended June 25, 2017, respectively, and were recorded in investment and other income, net (Note 2).
Stock Repurchase Program. On May 9, 2018, the Company announced a stock repurchase program authorizing it to repurchase up to $10 billion of the Company’s common stock. The stock repurchase program has no expiration date. The $10 billion stock repurchase program replaced a $15 billion stock repurchase program announced on March 9, 2015, of which $1.2 billion remained authorized for repurchase under the prior program. In the nine months ended June 24, 2018 and June 25, 2017, the Company repurchased and retired 24.2 million and 16.7 million shares for $1.4 billion and $1.0 billion, respectively, before commissions. At June 24, 2018, $9.0 billion remained authorized for repurchase under the May 2018 stock repurchase program.
If the Company has not received regulatory approval by the State Administration for Market Regulation in China (SAMR) or other material developments have not occurred, the Company expects to terminate the proposed acquisition of NXP Semiconductors N.V. (NXP) by Qualcomm River Holdings B.V. (Qualcomm River Holdings), an indirect, wholly owned subsidiary of QUALCOMM Incorporated (the NXP Acquisition) after July 25, 2018 at 11:59 p.m. New York time

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Note 8). In the event the NXP Acquisition is terminated, the Company intends to implement a stock repurchase program to repurchase up to $30 billion of the Company’s outstanding common stock. This new stock repurchase program, if implemented, will have no expiration date and will replace the May 2018 stock repurchase program.
Dividends. On July 12, 2018, the Company announced a cash dividend of $0.62 per share on the Company’s common stock, payable on September 26, 2018 to stockholders of record as of the close of business on September 5, 2018. In the nine months ended June 24, 2018 and June 25, 2017, dividends charged to retained earnings were as follows (in millions, except per share data):

	2018		2017
	Per Share	Total	Per Share	Total
First quarter	$0.57	$862	$0.53	$801
Second quarter	0.57	857	0.53	798
Third quarter	0.62	921	0.57	858
	$1.76	$2,640	$1.63	$2,457
Employee Benefit Plans. On March 23, 2018, the Company’s stockholders approved an amendment to the Amended and Restated QUALCOMM Incorporated 2001 Employee Stock Purchase Plan to increase the share reserve by 30,000,000 shares to approximately 101,709,000.
Note 5. Debt
Revolving Credit Facility. The Company has an Amended and Restated Revolving Credit Facility (2016 Amended and Restated Revolving Credit Facility) that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $5.0 billion, of which $530 million and $4.47 billion will expire in February 2020 and November 2021, respectively. Proceeds from the 2016 Amended and Restated Revolving Credit Facility, if drawn, are expected to be used for general corporate purposes. At June 24, 2018 and September 24, 2017, the Company had not borrowed any funds under the 2016 Amended and Restated Revolving Credit Facility.
Commercial Paper Program. The Company has an unsecured commercial paper program, which provides for the issuance of up to $5.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. Maturities of commercial paper can range from 1 day to up to 397 days. At June 24, 2018 and September 24, 2017, the Company had $3.2 billion and $999 million, respectively, of outstanding commercial paper included in short-term debt with a weighted-average interest rate of 2.34% and 1.19%, respectively, which included fees paid to the commercial paper dealers, and weighted-average remaining days to maturity of 46 days and 45 days, respectively. The carrying value of the outstanding commercial paper approximated its estimated fair value at June 24, 2018 and September 24, 2017.
NXP-Related Credit and Term Loan Facilities. If the Company has not received regulatory approval from SAMR or other material developments have not occurred, the Company expects to terminate the NXP Acquisition after July 25, 2018 at 11:59 p.m. New York time (Note 8). As a result, the following credit agreements are expected to remain undrawn and terminate in accordance with their terms.
The Company is party to a credit agreement, as amended, that provides for senior unsecured delayed-draw revolving facility loans in an aggregate amount of $3.0 billion (as amended, the 2018 Revolving Credit Facility). Proceeds from the 2018 Revolving Credit Facility, if drawn, will be used in part to finance the NXP Acquisition and for general corporate purposes. Commitments under the 2018 Revolving Credit Facility expire on the first to occur of (i) the termination of Qualcomm River Holdings’s obligation to consummate the proposed acquisition of NXP, (ii) if the closing date under the 2018 Revolving Credit Facility has not occurred, the date that is five business days following July 25, 2018 and (iii) the termination of the commitments in accordance with the provisions of the 2018 Revolving Credit Facility providing for voluntary and mandatory commitment reductions. In the event the NXP Acquisition is terminated, these commitments will expire. Loans under the 2018 Revolving Credit Facility, if drawn, will mature on December 31, 2018 and will bear interest, at the option of the Company, at either the reserve-adjusted Eurocurrency Rate (determined in accordance with the 2018 Revolving Credit Facility) or the Base Rate (determined in accordance with the 2018 Revolving Credit Facility), in each case plus an applicable margin based on the Company’s long-term unsecured senior, non-credit enhanced debt ratings. The initial margins over the reserve-adjusted Eurocurrency Rate and the Base Rate based on Qualcomm’s debt ratings as of June 24, 2018 will be 0.75% and 0.00% per annum, respectively. The 2018 Revolving Credit Facility has a ticking fee, which is based

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

on Qualcomm’s debt ratings and initially accrues at a rate of 0.05% per annum commencing on March 6, 2018. At June 24, 2018, the Company had not borrowed any funds under the 2018 Revolving Credit Facility.
The Company is party to a credit agreement, as amended, that provides for senior unsecured delayed-draw term facility loans in an aggregate amount of $4.0 billion (as amended, the 2016 Term Loan Facility). Proceeds from the 2016 Term Loan Facility, if drawn, will be used to finance the NXP Acquisition. Commitments under the 2016 Term Loan Facility expire on the first to occur of (i) the consummation of the proposed acquisition of NXP without using loans under the 2016 Term Loan Facility, (ii) the termination of Qualcomm River Holdings’s obligation to consummate the proposed acquisition of NXP and (iii) the date that is five business days following July 25, 2018. In the event the NXP Acquisition is terminated, these commitments will expire. At June 24, 2018 and September 24, 2017, the Company had not borrowed any funds under the 2016 Term Loan Facility.
The Company is party to a credit agreement, as amended, that provides for senior unsecured delayed-draw term facility loans in an aggregate amount of $7.0 billion (as amended, the 2018 Term Loan Facility). Proceeds from the 2018 Term Loan Facility, if drawn, will be used in part to finance the NXP Acquisition and for general corporate purposes. Commitments under the 2018 Term Loan Facility expire on the first to occur of (i) the consummation of the proposed acquisition of NXP without using loans under the 2018 Term Loan Facility, (ii) the termination of Qualcomm River Holdings’s obligation to consummate the proposed acquisition of NXP, (iii) the date that is five business days following July 25, 2018 and (iv) the termination of the commitments in accordance with the provisions of the 2018 Term Loan Facility providing for voluntary and mandatory commitment reductions. In the event the NXP Acquisition is terminated, these commitments will expire. Loans under the 2018 Term Loan Facility, if drawn, will mature on December 31, 2018 and will bear interest, at the option of the Company, at either the reserve-adjusted Eurocurrency Rate (determined in accordance with the 2018 Term Loan Facility) or the Base Rate (determined in accordance with the 2018 Term Loan Facility), in each case plus an applicable margin based on the Company’s long-term unsecured senior, non-credit enhanced debt ratings. The initial margins over the reserve-adjusted Eurocurrency Rate and the Base Rate based on Qualcomm’s debt ratings as of June 24, 2018 will be 0.875% and 0.00% per annum, respectively. The 2018 Term Loan Facility has a ticking fee, which is based on Qualcomm’s debt ratings and initially accrues at a rate of 0.05% per annum commencing on March 6, 2018. At June 24, 2018, the Company had not borrowed any funds under the 2018 Term Loan Facility.
Long-term Debt. In May 2018, the Company initiated private offerings to exchange the Company’s floating-rate notes due 2019, floating-rate notes due 2020, fixed-rate 1.85% notes due 2019 and fixed-rate 2.10% notes due 2020 (collectively, the Old Notes) issued in May 2017 that were subject to special mandatory redemption provisions. The Company offered certain eligible holders of the Old Notes the option to exchange Old Notes for (i) new notes that have the same principal amount and terms of the Old Notes, except for a new special mandatory redemption date of November 1, 2018 and maturity dates that are one day after the applicable maturity dates for the applicable series of Old Notes and (ii) a cash fee of 0.25% of the principal amount of the Old Notes. For holders not eligible to participate in the exchanges, the Company offered to repurchase the Old Notes pursuant to cash tender offers for 100.25% of the principal amount of the Old Notes. The offers to exchange and offers to repurchase the Company’s 2.10% fixed-rate notes due 2020 were not accepted because the amount of such notes validly tendered and not withdrawn in the applicable exchange offer was not sufficient to meet the minimum tender condition. On May 31, 2018, the Company exchanged $122 million of Old Notes for new notes and repurchased $71 million of Old Notes in the aggregate pursuant to the offers to exchange and the offers to repurchase. Also on May 31, 2018, the Company called for full redemption of all of its then-outstanding 1.85% fixed-rate notes due 2019 and 2.10% fixed-rate notes due 2020 pursuant to the optional redemption provision in the fixed-rate notes, and irrevocably deposited cash of $2.8 billion with the trustee of the notes, which represented an amount sufficient to satisfy and discharge such fixed-rate notes in full. On June 8, 2018, the Company called for full redemption all of its then-outstanding floating-rate notes due 2019 and floating-rate notes due 2020 pursuant to the special mandatory redemption provisions in the floating-rate notes. On July 2, 2018, $2.6 billion was paid to the holders of the fixed-rate notes in full redemption of such notes out of the $2.8 billion in cash previously deposited with the trustee, with the excess amount then refunded to the Company. On July 6, 2018, $1.2 billion was paid to the holders of the floating-rate notes in full redemption of such notes. At June 24, 2018, the $2.8 billion of irrevocably deposited cash was included in other current assets and the Old Notes redeemed in July 2018 were included in short-term debt.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides a summary of the Company’s long-term debt (in millions, except percentages):

	June 24, 2018		September 24, 2017
	Amount	Effective Rate	Amount	Effective Rate
May 2015 Notes
Floating-rate three-month LIBOR plus 0.27% notes due May 18, 2018	$—		$250	1.65%
Floating-rate three-month LIBOR plus 0.55% notes due May 20, 2020	250	2.94%	250	1.92%
Fixed-rate 1.40% notes due May 18, 2018	—		1,250	1.93%
Fixed-rate 2.25% notes due May 20, 2020	1,750	3.08%	1,750	2.20%
Fixed-rate 3.00% notes due May 20, 2022	2,000	3.66%	2,000	2.65%
Fixed-rate 3.45% notes due May 20, 2025	2,000	3.46%	2,000	3.46%
Fixed-rate 4.65% notes due May 20, 2035	1,000	4.74%	1,000	4.74%
Fixed-rate 4.80% notes due May 20, 2045	1,500	4.71%	1,500	4.71%
May 2017 Notes
Floating-rate three-month LIBOR plus 0.36% notes due May 20, 2019	695	3.88%	750	1.80%
Floating-rate three-month LIBOR plus 0.45% notes due May 20, 2020	485	4.54%	500	1.86%
Floating-rate three-month LIBOR plus 0.73% notes due January 30, 2023	500	3.16%	500	2.11%
Fixed-rate 1.85% notes due May 20, 2019	1,127	3.55%	1,250	2.00%
Fixed-rate 2.10% notes due May 20, 2020	1,500	4.09%	1,500	2.19%
Fixed-rate 2.60% notes due January 30, 2023	1,500	2.70%	1,500	2.70%
Fixed-rate 2.90% notes due May 20, 2024	1,500	3.01%	1,500	3.01%
Fixed-rate 3.25% notes due May 20, 2027	2,000	3.46%	2,000	3.46%
Fixed-rate 4.30% notes due May 20, 2047	1,500	4.74%	1,500	4.47%
May 2018 Notes
Floating-rate three-month LIBOR plus 0.36% notes due May 21, 2019	52	3.08%	—
Floating-rate three-month LIBOR plus 0.45% notes due May 21, 2020	14	3.00%	—
Fixed-rate 1.85% notes due May 21, 2019	56	2.28%	—
Total principal	19,429		21,000
Unamortized discount, including debt issuance costs	(90)		(106)
Hedge accounting fair value adjustments	(48)		—
Total	$19,291		$20,894
Reported as:
Short-term debt	$3,913		$1,496
Long-term debt	15,378		19,398
Total	$19,291		$20,894
At June 24, 2018 and September 24, 2017, the aggregate fair value of the notes, based on Level 2 inputs, was approximately $18.9 billion and $21.5 billion, respectively.
The Company’s floating-rate notes due 2019, floating-rate notes due 2020 and 1.85% fixed-rate notes due 2019 issued in May 2018 for an aggregate principal amount of $122 million are subject to a special mandatory redemption at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest to, but excluding, the date of such mandatory redemption (the May 2018 Notes). The redemption is required on the first to occur of (i) the termination of the NXP purchase agreement or (ii) November 1, 2018, if the NXP transaction has not closed as of such date. In the event the NXP Acquisition is terminated, the May 2018 Notes will be redeemed in accordance with their terms. The Company may redeem the fixed-rate notes at any time in whole, or from time to time in part, at specified make-whole premiums as defined in the applicable form of note. The Company may not redeem the other floating-rate notes prior to maturity. The obligations under the notes rank equally in right of payment with all of the Company’s other senior unsecured indebtedness and will effectively rank junior to all liabilities of the Company’s subsidiaries.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 24, 2018, the Company had outstanding interest rate swaps with an aggregate notional amount of $1.8 billion related to the May 2015 Notes, which effectively converted approximately 43% and 50% of the fixed-rate notes due in 2020 and 2022, respectively, into floating-rate notes. The net gains and losses on the interest rate swaps, as well as the offsetting gains or losses on the related fixed-rate notes attributable to the hedged risks, are recorded in earnings in interest expense in the current period. The Company did not enter into similar interest rate swaps in connection with issuance of the May 2017 Notes or May 2018 Notes.
The effective interest rates for the notes include the interest on the notes, amortization of the discount, which includes debt issuance costs, and if applicable, adjustments related to hedging. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes. Cash interest paid related to the Company’s commercial paper program and long-term debt, net of cash received from the related interest rate swaps, was $594 million and $289 million in the nine months ended June 24, 2018 and June 25, 2017, respectively.
Debt Covenants. The 2016 Amended and Restated Revolving Credit Facility, the 2016 Term Loan Facility, the 2018 Revolving Credit Facility and the 2018 Term Loan Facility require that the Company comply with certain covenants, including one financial covenant to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization to consolidated interest expense, as defined in each of the respective agreements, of not less than three to one at the end of each fiscal quarter. The Company is not subject to any financial covenants under the notes nor any covenants that would prohibit the Company from incurring additional indebtedness ranking equal to the notes, paying dividends, issuing securities or repurchasing securities issued by it or its subsidiaries. At June 24, 2018 and September 24, 2017, the Company was in compliance with the applicable covenants under each facility outstanding at such time.
Note 6. Commitments and Contingencies
Legal and Regulatory Proceedings.
ParkerVision, Inc. v. QUALCOMM Incorporated: On May 1, 2014, ParkerVision filed a complaint against the Company in the United States District Court for the Middle District of Florida alleging that certain of the Company’s products infringe certain ParkerVision patents. On August 21, 2014, ParkerVision amended the complaint, captioned ParkerVision, Inc. v. QUALCOMM Incorporated, Qualcomm Atheros, Inc., HTC Corporation, HTC America, Inc., Samsung Electronics Co., LTD., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC, broadening the allegations. ParkerVision alleged that the Company infringes 11 ParkerVision patents and seeks damages and injunctive and other relief. On December 3, 2015, ParkerVision dismissed six patents from the lawsuit and granted the Company and all other defendants a covenant not to assert those patents against any existing products. On February 2, 2016, after agreement among the parties, the District Court stayed the remainder of the case pending the resolution of the complaint filed by ParkerVision against the Company and other parties with the United States International Trade Commission (ITC) described below. Subsequently, ParkerVision announced that it had reached a settlement with Samsung which dismissed the Samsung entities from the District Court case. The Company had previously filed Inter-Partes Review petitions with the United States Patent and Trademark Office (USPTO) to invalidate all asserted claims of several of the remaining patents. On March 7, 2017, the USPTO decided in the Company’s favor with respect to all asserted claims of one such patent. After the ITC action described below was closed, and upon agreement among the parties, on May 24, 2017, the District Court further stayed the District Court case pending ParkerVision’s appeal of the USPTO’s invalidation decisions. A hearing on ParkerVision’s appeal before the United States Court of Appeals for the Federal Circuit is scheduled for August 7, 2018.
On December 14, 2015, ParkerVision filed another complaint against the Company in the United States District Court for the Middle District of Florida alleging patent infringement. Apple Inc., Samsung Electronics Co., LTD., Samsung Electronics America, Inc., Samsung Telecommunications America, LLC, Samsung Semiconductor, Inc., LG Electronics, Inc., LG Electronics U.S.A., Inc. and LG Electronics MobileComm U.S.A., Inc. were also named defendants. The complaint asserts that certain of the Company’s products infringe four additional ParkerVision patents and seeks damages and other relief. On December 15, 2015, ParkerVision filed a complaint with the ITC pursuant to Section 337 of the Tariff Act of 1930 against the same parties asserting the same four patents. The complaint seeks an exclusion order barring the importation of products that use either of two Company transceivers or one Samsung transceiver and a cease and desist order preventing the Company and the other defendants from carrying out commercial activities within the United States related to such products. On January 13, 2016, the Company served its answer to the District Court complaint. On January 15, 2016, the ITC instituted an investigation. On February 12, 2016, the District Court case was stayed pending completion of the ITC investigation. Subsequently, ParkerVision announced that it had reached a settlement with Samsung which dismissed the Samsung entities from the ITC investigation and related District Court case. On February 2, 2017, the ITC granted ParkerVision’s motion to drop all but one patent and one accused product from the ITC investigation. On March 12, 2017, one day before the ITC

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

hearing was scheduled to begin, ParkerVision moved to withdraw its ITC complaint in its entirety. The Company and the other defendants did not oppose the withdrawal of the complaint. On April 28, 2017, the ITC formally closed the investigation. On May 4, 2017, ParkerVision filed a motion to reopen the related District Court Case, and on May 26, 2017, the District Court granted the motion. On March 16, 2018, the parties agreed to dismiss three of ParkerVision’s patents from the case without prejudice, leaving only one patent at issue. A claim construction hearing is scheduled for August 31, 2018. No trial date has been set.
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
On May 17, 2017, the Company filed a complaint (captioned QUALCOMM Incorporated v. Compal Electronics, Inc. et al.) in the United States District Court for the Southern District of California against Compal Electronics, Inc. (Compal), FIH Mobile, Ltd., Hon Hai Precision Industry Co., Ltd. (together with FIH Mobile, Ltd., Foxconn), Pegatron Corporation (Pegatron) and Wistron Corporation (Wistron) asserting claims for injunctive relief, specific performance, declaratory relief and damages stemming from the defendants’ breach of contracts by ceasing the payment of royalties for iPhones and other devices which they manufacture for Apple. On July 17, 2017, Compal, Foxconn, Pegatron and Wistron each filed third-party complaints for contractual indemnity against Apple seeking to join Apple as a party to the action. On July 18, 2017, Apple filed an answer to these third-party complaints acknowledging its indemnity agreements and consenting to be joined. On July

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18, 2017, the defendants filed an Answer and Counterclaims to the complaint, asserting defenses and counterclaims similar to allegations previously made by Apple in the Apple Inc. v. QUALCOMM Incorporated case discussed above. In addition, the defendants asserted certain new claims, including claims under Section 1 of the Sherman Act and California’s Cartwright Act. The defendants seek damages, declaratory relief, injunctive relief, restitution of certain royalties and other relief. On July 18, 2017, Apple filed a motion to consolidate this action with the Apple Inc. v. QUALCOMM Incorporated case. On September 13, 2017, the court granted Apple’s consolidation motion.
Fact discovery is substantially closed in these cases. A final pretrial conference is scheduled for November 30, 2018. The trials have not been scheduled.
On January 23, 2017, an Apple subsidiary in China filed two complaints against the Company in the Beijing Intellectual Property Court. On March 31, 2017, the court granted an application by Apple Inc. to join the actions as a plaintiff, and Apple amended the complaints. One of the complaints alleges a violation of China’s Anti-Monopoly Law (AML complaint); the other complaint requests a determination of the terms of a patent license between the Company and Apple (FRAND complaint). The AML complaint alleges that (i) the Company has abused its dominant position in communication standard-essential patents licensing markets and certain global baseband chipset markets by charging and offering royalty terms that were excessively high; (ii) the Company refused to license certain implementers of standardized technologies, including Apple and baseband chipset manufacturers; (iii) the Company forced Apple to use only the Company’s products and services; and (iv) the Company bundled licenses to standard-essential patents with licenses to non-standard-essential patents and imposed other unreasonable or discriminatory trading terms on Apple in violation of the AML. The AML complaint seeks a decree that the Company cease the alleged abuse of dominance, as well as damages in the amount of 1 billion Chinese Renminbi (approximately $154 million based on the exchange rate on June 24, 2018). The FRAND complaint makes allegations similar to the AML complaint and further alleges that the Company refused to offer licensing terms for the Company’s cellular standard-essential patents consistent with the Company’s FRAND licensing commitments and failed to provide to Apple certain information about the Company’s patents. The FRAND complaint seeks (i) a declaration that the license terms offered to Apple by the Company for its mobile communication standard essential patents are not compliant with FRAND; (ii) an order that the Company cease its actions that allegedly violate the Company’s FRAND obligations, including pricing on unfair, unreasonable and excessive terms, refusing to deal, imposing unreasonable trade conditions and failing to provide information on the Company’s patents; and (iii) a determination of FRAND-compliant license terms for the Company’s Chinese standard-essential patents. Apple also seeks its expenses in each of the cases. On August 3, 2017, the Company received three additional complaints filed by an Apple subsidiary and Apple Inc. against the Company in the Beijing Intellectual Property Court. The complaints seek declaratory judgments of non-infringement of three Qualcomm patents. The Company filed jurisdictional and other objections to the complaints, which the court denied on May 31, 2018. On July 5, 2018, the Company appealed the denial of its objections to the Beijing High People’s Court.
On February 16, 2017, Apple and one of its Japanese subsidiaries filed four complaints against the Company in the Tokyo District Court. In three of the complaints, Apple seeks declaratory judgment of non-infringement by Apple of three of the Company’s patents. Apple further seeks a declaration that the Company’s patent rights with respect to those three patents are exhausted by the Company’s SULAs with the contract manufacturers of Apple’s devices as well as the Company’s sale of baseband chipsets. Apple also seeks an award of fees. On January 30, 2018, April 27, 2018 and July 13, 2018, the court dismissed each of the three declaratory judgment complaints, finding that Apple lacked standing based on the facts it alleged in those complaints. The court has yet to rule on whether Apple has standing in the remaining complaint. On May 15, 2017, the Company learned of the fourth complaint. In that complaint, Apple and one of its Japanese subsidiaries seek damages of 100 million Japanese Yen (approximately $1 million based on the exchange rate on June 24, 2018) from the Company, based on allegations that the Company violated the Japanese Antimonopoly Act and the Japanese Civil Code. In particular, the fourth complaint alleges that (i) the Company holds a monopoly position in the market for baseband processor chipsets that implement certain cellular standards; (ii) the Company collects double royalties through its license agreements and the sale of chipsets; (iii) the Company refused to grant Apple a license on FRAND terms and forced Apple to execute a rebate agreement under unreasonable conditions; (iv) the Company refused to grant Apple a direct license; and (v) the Company demanded a license fee based on the market value of the total device. The Company has filed jurisdictional and other objections to this complaint.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
On April 18, 2017, Apple and one of its Taiwanese subsidiaries filed a complaint against the Company in the Taiwan Intellectual Property Court alleging that the Company has abused a dominant market position in licensing wireless standard-essential patents and selling baseband chipsets, including improper pricing, refusal to deal, exclusive dealing, tying, imposing unreasonable trade terms and discriminatory treatment. The complaint seeks rulings that the Company not use the sales price of the terminal device as the royalty base for standard-essential patents; not leverage its cellular standard-essential patents to obtain licenses of its non-standard-essential patents or demand cross-licenses without proper compensation; not refuse, reduce, delay or take any other action to limit the supply of its baseband chipsets to non-licensees; that the Company must license its standard-essential patents on FRAND terms; and that the Company shall not, based on standard-essential patents, seek injunctions. The complaint also seeks damages of 10 million Taiwan Dollars (less than $1 million based on the exchange rate on June 24, 2018), among other relief.
On November 30, 2017, Apple and certain of its Chinese subsidiaries filed three patent infringement complaints against the Company in the Beijing Intellectual Property Court. Apple seeks damages and costs. The Company has filed jurisdictional objections to the complaints.
The Company believes Apple’s (as well as Compal’s, Foxconn’s, Pegatron’s and Wistron’s) claims in the above matters are without merit.
QUALCOMM Incorporated v. Apple Inc.: On July 6, 2017, the Company filed a complaint against Apple in the United States District Court for the Southern District of California asserting claims for damages and injunctive relief for infringement of six of the Company’s patents directed to a variety of features found in iPhone models. On July 7, 2017, the Company filed a complaint against Apple in the United States International Trade Commission (ITC) requesting that the ITC institute an investigation pursuant to Section 337 of the Tariff Act of 1930 based on Apple’s infringement of the same six patents. The Company is seeking a limited exclusion order and cease and desist order against importation of iPhone models that do not contain a Qualcomm brand baseband processor. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. Apple filed an Answer and Counterclaims in the District Court case on September 26, 2017. On November 29, 2017, Apple filed a First Amended Answer and Counterclaims asserting that the Company’s Snapdragon processors infringe eight Apple patents. On August 8, 2017, the ITC issued a notice of institution of an investigation. On August 25, 2017, the Company withdrew allegations as to one patent in both the ITC investigation and the District Court case. On April 25, 2018, the Company withdrew allegations as to two additional patents in the ITC investigation, but not the district court case, in order to satisfy certain briefing limitations and to narrow the issues for hearing. The ITC investigation evidentiary hearing by the Administrative Law Judge (ALJ) was held June 18-26, 2018. The ALJ’s Initial Determination on the merits is due on September 14, 2018, and the target date for final determination by the ITC is set for January 14, 2019. A case management conference in the district court case was held on January 26, 2018. On March 2, 2018, the court granted the Company’s motion to sever, for separate trial, Apple’s counterclaims for patent infringement against the Company. With respect to the Company’s patent claims against Apple, fact discovery closed on June 11, 2018, and a claim construction hearing is set for July 31, 2018. Trial is scheduled to begin on March 4, 2019. With respect to Apple’s patent claims against the Company, fact discovery is scheduled to close on December 3, 2018. A claim construction hearing is scheduled for September 5, 2018, and trial is scheduled to begin on July 15, 2019. On June 28, 2018, Intel filed petitions with the USPTO Patent Trial and Appeal Board (PTAB) challenging the validity of one of the patents asserted in the July 7, 2017 ITC investigation and corresponding District Court case. On June 29, 2018 and July 6, 2018, Intel filed petitions with the USPTO PTAB challenging the validity of another patent asserted in the July 7, 2017 ITC investigation and corresponding District Court case. On July 3, 2018, Intel filed petitions with the USPTO PTAB challenging the validity of two additional patents asserted in the July 7, 2017 ITC investigation and corresponding District Court case.
On November 1, 2017, the Company filed a complaint against Apple in San Diego Superior Court for breach of the Master Software Agreement between the companies. The complaint recounts instances when Apple failed to protect the Company’s software as required by the agreement and failed to provide sufficient information to which the Company is entitled under the agreement in order to understand whether other breaches have occurred. The complaint seeks specific

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

performance of Apple’s obligations to cooperate with an audit of its handling of the Company’s software, damages and injunctive relief. Apple filed its Answer to the Complaint on December 29, 2017. Trial is scheduled to begin on April 26, 2019.
On November 29, 2017, the Company filed three additional complaints against Apple in the United States District Court for the Southern District of California alleging infringement of a total of 16 of the Company’s patents. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. The complaints seek damages and injunctive relief. On January 22, 2018, Apple filed Answers and Counterclaims in each of these cases seeking declaratory judgments that the asserted patents are invalid and/or not infringed. Case management conferences were held on February 7, 2018 and March 1, 2018. Tutorials and presentation of claim construction arguments for two of the cases are scheduled for September 12-13, 2018 and October 10 - 11, 2018, respectively. For the case relating to the November 30, 2017 ITC investigation described below, a mandatory settlement conference is scheduled for October 19, 2018, fact discovery is scheduled to close on March 13, 2019, and trial is scheduled to begin on October 21, 2019. On June 18, 2018, Apple filed a petition with the USPTO PTAB challenging the validity of one patent asserted in the November 30, 2017 ITC investigation and the corresponding District Court case. On June 29, 2018, Apple filed petitions with the USPTO PTAB challenging the validity of another patent asserted in the November 30, 2017 ITC investigation and the corresponding District Court case. No trial date has been set for the other two cases.
On November 30, 2017, the Company filed a complaint in the ITC accusing certain Apple products of infringing five of the Company’s patents. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. The Company seeks a limited exclusion order and cease and desist order against importation of iPhone models that do not contain a Qualcomm brand baseband processor. On January 2, 2018, the ITC instituted an investigation. The ITC investigation is scheduled for evidentiary hearing by the Administrative Law Judge (ALJ) from September 17-24, 2018. The ALJ’s Initial Determination on the merits is due on January 22, 2019, and the target date for final determination by the ITC is set for May 22, 2019.
On July 17, 2017, the Company filed complaints against Apple and certain of its subsidiaries in the Federal Republic of Germany, asserting infringement of one of the Company’s patents in the Mannheim District Court and infringement of another patent in the Munich District Court. On October 2, 2017, the Company filed claim extensions in these actions against Apple and certain of its subsidiaries, asserting infringement of two additional patents in the Mannheim District Court and infringement of five additional patents in the Munich District Court. On May 28, 2018, the Company filed additional claim extensions in these actions against Apple and certain of its subsidiaries, asserting infringement of three additional patents in the Mannheim District Court and infringement of one additional patent in the Munich District Court. The complaints seek remedies including, among other relief, declaratory relief confirming liability on the merits for damages and injunctive relief. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. Hearings are scheduled for various dates through March 2019.
On September 29, 2017, the Company filed three complaints against Apple and certain of its subsidiaries in the Beijing (China) Intellectual Property Court, asserting infringement of three of the Company’s patents. The complaints seek remedies including injunctive relief and costs. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. On May 10, 2018 and June 21, 2018, Apple filed invalidation requests with the PRB for the three asserted patents. The PRB has not set hearing dates for these proceedings.
On November 13, 2017, the Company filed three complaints against certain of Apple’s subsidiaries in the Beijing (China) High People’s Court, asserting infringement of three of the Company’s patents. The complaints seek remedies including injunctive relief, damages and costs. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. On December 19, 2017, Apple’s subsidiaries filed invalidation requests with the Chinese Patent Review Board (PRB) for each of the three asserted patents. PRB hearings regarding the validity of the patents were held in April and May 2018. On May 22, 2018, Apple’s subsidiaries filed a second invalidation request with the PRB for one of the three asserted patents. The PRB has not ruled on the invalidation requests.
On November 15, 2017, the Company filed three complaints against certain of Apple’s subsidiaries in the Fuzhou (China) Intermediate People’s Court, asserting infringement of three of the Company’s patents. The complaints seek remedies including injunctive relief and costs. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. Apple’s subsidiaries filed invalidation requests with the PRB on December 8, 2017 for one of the patents and December 11, 2017 for the other two patents. PRB hearings regarding the validity of the patents were held in April and May 2018. On July 13, 2018, the PRB issued an order upholding the validity of

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

one of the patents subject to Apple’s invalidity challenges. The PRB has not ruled on the invalidation requests with respect to the other two patents.
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
Also on January 12, 2018, the Company filed three complaints against certain of Apple’s subsidiaries in the Jiangsu (China) High People’s Court, asserting infringement of three of the Company’s patents. The complaints seek remedies including injunctive relief, damages and costs. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. On February 5, 2018, Apple’s subsidiaries filed invalidation requests with the PRB. PRB hearings regarding the validity of the patents were held in June 2018. The PRB has not ruled on the invalidation requests.
On February 2, 2018, the Company filed three complaints against certain of Apple’s subsidiaries in the Qingdao (China) Intermediate People’s Court, asserting infringement of three of the Company’s patents. The complaints seek remedies including injunctive relief and costs. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. On February 26, 2018, Apple’s subsidiaries filed invalidation requests with the PRB. PRB hearings regarding the validity of the patents were held in June 2018. The PRB has not ruled on the invalidation requests.
Also on February 2, 2018, the Company filed three complaints against certain of Apple’s subsidiaries in the Guangzhou (China) Intermediate People’s Court, asserting infringement of three of the Company’s patents. The complaints seek remedies including injunctive relief and costs. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. On March 14, 2018, Apple’s subsidiaries filed invalidation requests with the PRB. PRB hearings regarding the validity of the patents began in July 2018. The PRB has not ruled on the invalidation requests.
On June 14, 2018, the Company filed three complaints against certain of Apple’s subsidiaries in the Guangdong (China) High People’s Court, asserting infringement of three of the Company’s patents. The complaints seek remedies including injunctive relief and costs. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms.
The Company believes Apple’s counterclaims and invalidation requests in the above matters are without merit.
3226701 Canada, Inc. v. QUALCOMM Incorporated et al: On November 30, 2015, plaintiffs filed a securities class action complaint against the Company and certain of its current and former officers in the United States District Court for the Southern District of California. On April 29, 2016, plaintiffs filed an amended complaint. On January 27, 2017, the court dismissed the amended complaint in its entirety, granting leave to amend. On March 17, 2017, plaintiffs filed a second amended complaint, alleging that the Company and certain of its current and former officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and misleading statements regarding the Company’s business outlook and product development between November 19, 2014 and July 22, 2015. The second amended complaint sought unspecified damages, interest, attorneys’ fees and other costs. On May 8, 2017, the Company filed a motion to dismiss the second amended complaint. On October 20, 2017, the court entered an order granting in part the Company’s motion to dismiss, and on November 29, 2017, the court entered an order granting the remaining portions of the Company’s motion to dismiss. On December 28, 2017, the plaintiffs filed an appeal to the United States Court of Appeals for the Ninth Circuit. No hearing date has been set. The Company believes the plaintiffs’ claims are without merit.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Camp v. Qualcomm Incorporated et al: On June 8, 2018 and June 26, 2018, securities class action complaints were filed by purported stockholders of the Company in the United States District Court for the Southern District of California against the Company and two of its current officers. The two complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, by failing to disclose that the Company had made a filing with the Committee on Foreign Investment in the United States (CFIUS) in January 2018. The complaints seek unspecified damages, interest, fees and costs. Upon the appointment of lead plaintiff in the action and the filing of a First Amended Complaint, the Company anticipates filing a motion to dismiss the complaint, as it believes the plaintiffs’ claims are without merit.
Consumer Class Action Lawsuit: Since January 18, 2017, a number of consumer class action complaints have been filed against the Company in the United States District Courts for the Southern and Northern Districts of California, each on behalf of a putative class of purchasers of cellular phones and other cellular devices. Twenty-two such cases remain outstanding. In April 2017, the Judicial Panel on Multidistrict Litigation transferred the cases that had been filed in the Southern District of California to the Northern District of California. On May 15, 2017, the court entered an order appointing the plaintiffs’ co-lead counsel. On July 11, 2017, the plaintiffs filed a consolidated amended complaint alleging that the Company violated California and federal antitrust and unfair competition laws by, among other things, refusing to license standard-essential patents to its competitors, conditioning the supply of certain of its baseband chipsets on the purchaser first agreeing to license the Company’s entire patent portfolio, entering into exclusive deals with companies including Apple Inc., and charging unreasonably high royalties that do not comply with the Company’s commitments to standard setting organizations. The complaint seeks unspecified damages and disgorgement and/or restitution, as well as an order that the Company be enjoined from further unlawful conduct. On August 11, 2017, the Company filed a motion to dismiss the consolidated amended complaint. On November 10, 2017, the court denied the Company’s motion to dismiss the consolidated amended complaint, except to the extent that certain claims seek damages under the Sherman Antitrust Act. On July 5, 2018, the plaintiffs filed a motion for class certification, and a hearing on that motion is scheduled for September 27, 2018. The case is currently in the discovery stage, with discovery scheduled to close on December 28, 2018. Trial is scheduled to begin on January 19, 2019. The Company believes the plaintiffs’ claims are without merit.
Canadian Consumer Class Action Lawsuits: Since November 9, 2017, six consumer class action complaints have been filed against the Company in Canada (in the Ontario Superior Court of Justice, the Supreme Court of British Columbia, and the Quebec Superior Court), each on behalf of a putative class of purchasers of cellular phones and other cellular devices, alleging various violations of Canadian competition and consumer protection laws. The claims are similar to those in the FTC and U.S. consumer class action complaints. The complaints seek unspecified damages. The Company has not yet answered the complaints.
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
Korea Fair Trade Commission (KFTC) Investigation: On March 17, 2015, the KFTC notified the Company that it was conducting an investigation of the Company relating to the Korean Monopoly Regulation and Fair Trade Act (MRFTA). On

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 27, 2016, the KFTC announced that it had reached a decision in the investigation, finding that the Company violated provisions of the MRFTA. On January 22, 2017, the Company received the KFTC’s formal written decision, which found that the following conducts violate the MRFTA: (i) refusing to license, or imposing restrictions on licenses for, cellular communications standard-essential patents with competing modem chipset makers; (ii) conditioning the supply of modem chipsets to handset suppliers on their execution and performance of license agreements with the Company; and (iii) coercing agreement terms including portfolio license terms, royalty terms and free cross-grant terms in executing patent license agreements with handset makers. The KFTC’s decision orders the Company to: (i) upon request by modem chipset companies, engage in good-faith negotiations for patent license agreements, without offering unjustifiable conditions, and if necessary submit to a determination of terms by an independent third party; (ii) not demand that handset companies execute and perform under patent license agreements as a precondition for purchasing modem chips; (iii) not demand unjustifiable conditions in the Company’s license agreements with handset companies, and upon request renegotiate existing patent license agreements; and (iv) notify modem chipset companies and handset companies of the decision and order imposed on the Company and report to the KFTC new or amended agreements. According to the KFTC’s decision, the foregoing will apply to transactions between the Company and the following enterprises: (i) handset manufacturers headquartered in Korea and their affiliate companies; (ii) enterprises that sell handsets in or to Korea and their affiliate companies; (iii) enterprises that supply handsets to companies referred to in (ii) above and the affiliate companies of such enterprises; (iv) modem chipset manufacturers headquartered in Korea and their affiliate companies; and (v) enterprises that supply modem chipsets to companies referred to in (i), (ii) or (iii) above and the affiliate companies of such enterprises. The KFTC’s decision also imposed a fine of approximately 1.03 trillion Korean Won (approximately $927 million), which was paid on March 30, 2017. The Company believes that its business practices do not violate the MRFTA, and on February 21, 2017 filed an action in the Seoul High Court to cancel the KFTC’s decision. On the same day, the Company filed an application with the Seoul High Court to stay the decision’s remedial order pending the Seoul High Court’s final judgment on the Company’s action to cancel the KFTC’s decision. On September 4, 2017, the Seoul High Court denied the Company’s application to stay the remedial order, and on November 27, 2017, the Korea Supreme Court dismissed the Company’s appeal of the Seoul High Court’s decision on the application to stay. The Seoul High Court has not ruled on the Company’s action to cancel the KFTC’s decision.
Icera Complaint to the European Commission (EC): On June 7, 2010, the EC notified and provided the Company with a redacted copy of a complaint filed with the EC by Icera, Inc. (subsequently acquired by Nvidia Corporation) alleging that the Company has engaged in anticompetitive activity. The Company was asked by the EC to submit a preliminary response to the portions of the complaint disclosed to it, and the Company submitted its response in July 2010. Subsequently, the Company provided additional documents and information as requested by the EC. On July 16, 2015, the EC announced that it had initiated formal proceedings in this matter. On December 8, 2015, the EC announced that it had issued a Statement of Objections expressing its preliminary view that between 2009 and 2011, the Company engaged in predatory pricing by selling certain baseband chipsets to two customers at prices below cost, with the intention of hindering competition. A Statement of Objections informs the subject of the investigation of the allegations against it and provides an opportunity to respond to such allegations. It is not a determination of the final outcome of the investigation. On August 15, 2016, the Company submitted its response to the Statement of Objections. On July 19, 2018, the EC announced that it had issued a Supplementary Statement of Objections which focuses on certain elements of the "price-cost" test applied by the EC to assess the extent to which the Company sold certain baseband chipsets allegedly below cost. If a violation is found, a broad range of remedies is potentially available to the EC, including imposing a fine (of up to 10% of the Company’s revenues) and/or injunctive relief prohibiting or restricting certain business practices. It is difficult to predict the outcome of this matter or what remedies, if any, may be imposed by the EC. The Company believes that its business practices do not violate the European Union (EU) competition rules.
European Commission (EC) Investigation: On October 15, 2014, the EC notified the Company that it was conducting an investigation of the Company relating to Articles 101 and/or 102 of the Treaty on the Functioning of the European Union (TFEU). On July 16, 2015, the EC announced that it had initiated formal proceedings in this matter. On December 8, 2015, the EC announced that it had issued a Statement of Objections expressing its preliminary view that, pursuant to an agreement with a customer, since 2011 the Company paid significant amounts to that customer on condition that it exclusively use the Company’s baseband chipsets in its smartphones and tablets. This conduct allegedly reduced the customer’s incentives to source chipsets from the Company’s competitors and harmed competition and innovation for certain baseband chipsets. On January 24, 2018, the EC issued a decision finding that certain terms of that agreement violate EU competition law and imposed a fine of approximately 997 million Euros. On April 6, 2018, the Company filed an appeal of the EC’s decision with the General Court of the European Union. The court has not ruled on the Company’s appeal. The Company believes that its business practices do not violate the EU competition rules.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recorded a charge of $1.18 billion to other expenses related to the EC fine in the first quarter of fiscal 2018. The Company provided financial guarantees in the third quarter of fiscal 2018 to satisfy the obligation in lieu of cash payment while the Company appeals the EC’s decision. The fine is accruing interest at a rate of 1.50% per annum until it is paid or annulled. At June 24, 2018, the liability, including related foreign currency gains and accrued interest (which were recorded in investment and other income, net), was $1.17 billion and included in other current liabilities.
United States Federal Trade Commission (FTC) v. QUALCOMM Incorporated: On September 17, 2014, the FTC notified the Company that it is conducting an investigation of the Company relating to Section 5 of the Federal Trade Commission Act (FTCA). On January 17, 2017, the FTC filed a complaint against the Company in the United States District Court for the Northern District of California alleging that the Company engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the FTCA by conditioning the supply of baseband processors on the purchaser first agreeing to a license to the Company’s standard-essential patents, paying incentives to purchasers of baseband processors to induce them to accept certain license terms, refusing to license its standard-essential patents to the Company’s competitors and entering into alleged exclusive dealing arrangements with Apple Inc. The complaint seeks a permanent injunction against the Company’s alleged violations of the FTCA and other unspecified ancillary equitable relief. A fine is not an available remedy in this matter, and the Company does not believe that other monetary remedies are likely. On April 19, 2017, the court set a trial date for January 4, 2019. The Company believes the FTC’s claims are without merit.
Taiwan Fair Trade Commission (TFTC) Investigation: On December 4, 2015, the TFTC notified the Company that it was conducting an investigation into whether the Company’s patent licensing practices violate the Taiwan Fair Trade Act (TFTA). On October 11, 2017, the TFTC announced that it had reached a decision in the investigation, finding that the Company violated the TFTA. On October 23, 2017, the Company received TFTC’s formal written decision, which found that the following conducts violate the TFTA: (i) refusing to license and demanding restrictive covenants from chip competitors; (ii) refusing to supply baseband processors to companies that do not have an executed license; and (iii) providing a royalty discount to Apple in exchange for its exclusive use of the Company’s chipsets. The TFTC’s decision was based on a four-three vote, and included three written dissents. The TFTC’s decision orders the Company to: (1) cease the following conduct within 60 days of the day after receipt of the decision: (a) applying the clauses in an agreement entered into with a competing chip supplier requesting it to provide sensitive sales information such as chip prices, customers, sales volumes, product types and serial numbers; (b) applying clauses in component supply agreements entered into with handset manufacturers relating to the refusal to sell chips to unlicensed manufacturers; and (c) applying discount clauses in the exclusive agreement entered into with a relevant enterprise; (2) notify competing chip companies and handset manufacturers in writing within 30 days after receipt of the decision that those companies may request to amend or enter into patent license agreements and other relevant agreements within 60 days of the day following the day such notices are received, and upon receipt of such requests, the Company shall commence negotiation in good faith; (3) submit status reports to the TFTC on any such negotiations every six months beginning from the day after receipt of the decision, as well as to submit a report to the TFTC within 30 days after amendments to any license agreements or newly signed license agreements are executed. The TFTC’s decision also imposed a fine of 23.4 billion Taiwan Dollars. The Company believes that its business practices do not violate the TFTA, and on November 10, 2017, the Company filed an Application for Stay of Enforcement (Stay Application) of the TFTC’s decision in the Taiwan Intellectual Property Court (IPC). On December 22, 2017, the Company filed an Administrative Litigation Complaint in the IPC to revoke the TFTC’s decision. On May 24, 2018, the Company withdrew its Stay Application. The IPC has not yet ruled on the Company’s Administrative Litigation Complaint to revoke the TFTC’s decision.
The Company recorded a charge of $778 million to other expenses related to the TFTC fine in the fourth quarter of fiscal 2017. The fine will be paid in monthly installments through December 2022. At June 24, 2018, the remaining liability, including related foreign currency gains (which were recorded in investment and other income, net), was approximately $708 million, of which $554 million was included in other noncurrent liabilities.
Contingent losses: The Company will continue to vigorously defend itself in the foregoing matters. However, litigation and investigations are inherently uncertain, and the Company faces difficulties in evaluating or estimating likely outcomes or ranges of possible loss in antitrust and trade regulation investigations in particular. Investigations by antitrust and trade regulation agencies are not conducted in a consistent manner across jurisdictions. Further, each country and agency has different sets of laws, rules and regulations, both substantive and procedural, as well as different legal principles, theories and potential remedies, and some agencies may seek to use the investigation to advance domestic policy goals. Depending on the jurisdiction, these investigations can involve non-transparent procedures under which the Company may not receive access to evidence relied upon by the enforcement agency or that may be exculpatory, and may not be informed of the specific legal theories or evidence considered or relied upon by the agency. Unlike in civil litigation in the United States, in foreign proceedings, the Company may not be entitled to discovery or depositions, allowed to cross-examine witnesses or confront

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

its accusers. As a result, the Company may not be aware of, and may not be entitled to know, all allegations against it, or the information or documents provided to, or discovered or prepared by, the agency. Accordingly, the Company may have little or no idea what an agency’s intent is with respect to liability, penalties or the timing of a decision. In many cases the agencies are given significant discretion, and any available precedent may have limited, if any, predictive value in their jurisdictions, much less in other jurisdictions. Accordingly, the Company cannot predict the outcome of these matters.
Other than with respect to the TFTC and EC fines, the Company has not recorded any accrual at June 24, 2018 for contingent losses associated with these matters based on its belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows. The Company is engaged in numerous other legal actions not described above arising in the ordinary course of its business and, while there can be no assurance, believes that the ultimate outcome of these other legal actions will not have a material adverse effect on its business, results of operations, financial condition or cash flows.
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
Through June 24, 2018, the Company has received a number of claims from its direct and indirect customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by its products. Reimbursements under indemnification arrangements have not been material to the Company’s consolidated financial statements. The Company has not recorded any accrual for contingent liabilities at June 24, 2018 associated with these indemnification arrangements based on the Company’s belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time.
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
Obligations under these purchase agreements and future minimum lease payments under these operating leases at June 24, 2018 were as follows (in millions):

	Integrated Circuit Purchase Obligations	Other Purchase Obligations	Operating Leases
Remainder of fiscal 2018	$2,153	$665	$30
2019	1,357	391	114
2020	316	179	84
2021	60	67	63
2022	23	13	42
Thereafter	—	5	53
Total	$3,909	$1,320	$386
Other Commitments. At June 24, 2018, the Company was committed to fund certain strategic investments up to $544 million, of which $218 million, $37 million and $74 million was expected to be funded in the remainder of fiscal 2018, fiscal

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2019 and fiscal 2021, respectively. The remaining commitments do not have fixed funding dates and are subject to certain conditions. Commitments represent the maximum amounts to be funded under these arrangements; actual funding may be in lesser amounts or not at all.
In March 2018, the Company’s RF360 Holdings joint venture entered into an agreement for a build-to-suit construction project with a third-party lessor for the development of a manufacturing facility located in Singapore. The agreement includes a long-term lease commitment with a noncancelable 10-year term commencing upon completion of the construction project. At June 24, 2018, the minimum lease commitment under the agreement based on the noncancelable term was approximately $87 million.
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
The Company evaluates the performance of its segments based on earnings (loss) before income taxes (EBT). In fiscal 2018, all of the costs related to pre-commercial research and development of 5G (fifth generation) technology, of which $124 million and $340 million was recorded in the three and nine months ended June 24, 2018, respectively, were included in unallocated corporate research and development expenses, whereas similar costs related to the research and development of other technology, including 3G (third generation) and 4G (fourth generation) technology, were recorded in the QCT and QTL segments.
The table below presents revenues, EBT and total assets for reportable segments (in millions):

	Three Months Ended		Nine Months Ended
	June 24, 2018	June 25, 2017	June 24, 2018	June 25, 2017
Revenues
QCT	$4,087	$4,052	$12,635	$11,829
QTL	1,465	1,172	4,025	5,232
QSI	20	56	80	70
Reconciling items	27	91	188	(744)
Total	$5,599	$5,371	$16,928	$16,387
EBT
QCT	$607	$575	$2,170	$1,774
QTL	1,049	854	2,786	4,346
QSI	(7)	55	44	38
Reconciling items	(693)	(626)	(3,712)	(3,572)
Total	$956	$858	$1,288	$2,586

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 24, 2018	September 24, 2017
Assets
QCT	$3,063	$3,830
QTL	1,801	1,735
QSI	1,153	1,037
Reconciling items	56,073	58,884
Total	$62,090	$65,486
Reconciling items for revenues and EBT in the previous table were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 24, 2018	June 25, 2017	June 24, 2018	June 25, 2017
Revenues
Nonreportable segments	$77	$79	$238	$218
Reduction to revenues related to BlackBerry arbitration decision	—	12	—	(962)
Other unallocated revenues	(50)	—	(50)	—
	$27	$91	$188	$(744)
EBT
Reduction to revenues related to BlackBerry arbitration decision	$—	$12	$—	$(962)
Other unallocated revenues	(50)	—	(50)	—
Unallocated cost of revenues	(135)	(188)	(362)	(402)
Unallocated research and development expenses	(293)	(257)	(844)	(803)
Unallocated selling, general and administrative expenses	(60)	(197)	(480)	(481)
Unallocated other expenses (Note 2)	(112)	(9)	(1,605)	(962)
Unallocated interest expense	(208)	(130)	(556)	(325)
Unallocated investment and other income, net	255	239	461	646
Nonreportable segments	(90)	(96)	(276)	(283)
	$(693)	$(626)	$(3,712)	$(3,572)
Other unallocated revenues in the three and nine months ended June 24, 2018 were comprised of a reduction to licensing revenues related to a portion of a business arrangement that resolved a legal dispute and were not allocated to a reportable segment in the Company’s management reports because it will not be considered in evaluating segment results.
Unallocated acquisition-related expenses were comprised as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 24, 2018	June 25, 2017	June 24, 2018	June 25, 2017
Cost of revenues	$127	$139	$335	$330
Research and development expenses	2	3	5	18
Selling, general and administrative expenses	20	77	310	195
Note 8. Acquisitions
On October 27, 2016, the Company announced a definitive agreement (as amended on February 20, 2018 and April 19, 2018, the Purchase Agreement) under which Qualcomm River Holdings, B.V. (Qualcomm River Holdings), an indirect, wholly owned subsidiary of QUALCOMM Incorporated, proposed to acquire NXP Semiconductors N.V. (NXP). Pursuant to the Purchase Agreement, Qualcomm River Holdings is conducting a tender offer to acquire all of the issued and outstanding common shares of NXP, which will expire at 5:00 p.m. New York time on July 25, 2018, unless extended or earlier terminated, in either case pursuant to the terms of the Purchase Agreement.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The transaction remains subject to receipt of regulatory clearance from SAMR and other closing conditions, including the tender of at least 70% of the issued and outstanding common shares of NXP in the tender offer. In the absence of such approval or other material developments, the Company expects to terminate the transaction after 11:59 p.m. New York time on July 25, 2018, which is the “End Date” for the transaction under the Purchase Agreement. In accordance with the terms of the Purchase Agreement, in the absence of approval from SAMR prior to the End Date, NXP will be entitled to receive a termination fee of $2.0 billion from Qualcomm River Holdings, which will be paid using existing cash and cash equivalents.
If events occur that cause the Company to not terminate the transaction, the Company will continue to pursue the acquisition of all of the issued and outstanding common shares of NXP for $127.50 per share in cash, representing estimated total cash consideration to be paid to NXP’s shareholders of $44 billion, in accordance with the Purchase Agreement. In such case, the Company could be required to pay NXP a termination fee of $2.0 billion if the transaction is subsequently terminated in certain circumstances, as set forth in the Purchase Agreement.
Qualcomm River Holdings entered into four letters of credit for an aggregate amount of $2.0 billion related to the potential termination fee payable to NXP. Pursuant to the terms of each letter of credit, NXP will have the right to draw amounts to fund certain termination compensation owed by Qualcomm River Holdings to NXP if the Purchase Agreement is terminated under certain circumstances, as described above. The letters of credit expire on December 31, 2018 or if drawn on or surrendered by NXP or surrendered by Qualcomm River Holdings. Upon the Company’s payment of the termination fee, NXP will no longer have the right to validly draw on the letters of credit. Each letter of credit is required to be fully cash collateralized in an amount equal to 100% of its face value through deposits with the issuers of the letters of credit. Qualcomm River Holdings is restricted from using the funds deposited as collateral while the letters of credit are outstanding. At June 24, 2018, the letters of credit were fully collateralized through bank time and demand deposits, which were included in other noncurrent assets.
Note 9. Cost Plan
In the second quarter of fiscal 2018, the Company announced a Cost Plan designed to align the Company’s cost structure to its long-term margin targets. As part of this plan, the Company has initiated a series of targeted actions across the Company’s businesses to reduce annual costs by $1 billion, excluding incremental costs resulting from any future acquisition of a business. The Company expects these cost reductions to be fully captured in fiscal 2019.
During the nine months ended June 24, 2018, the Company recorded restructuring and restructuring-related charges of $422 million in other expenses (Note 2), which consisted of restructuring charges of $302 million, primarily related to severance costs, and restructuring-related charges of $120 million, primarily related to certain asset impairments. In connection with this plan, the Company expects to incur additional restructuring and restructuring-related charges of approximately $50 million to $150 million, which primarily consist of severance and consulting costs, and the vast majority of which are expected to be settled in cash.
The restructuring accrual, a portion of which was included in payroll and other benefits related liabilities with the remainder included in other current liabilities, is expected to be substantially paid within the next 12 months. Changes in the restructuring accrual for fiscal 2018 were as follows (in millions):

	Severance Costs	Other Costs	Total
Beginning balance of restructuring accrual	$—	$—	$—
Costs	283	17	300
Cash payments	(48)	(2)	(50)
Adjustments	3	(1)	2
Ending balance of restructuring accrual	$238	$14	$252

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10. Fair Value Measurements
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 24, 2018 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$23,855	$10,602	$—	$34,457
Marketable securities:
Corporate bonds and notes	—	213	—	213
Mortgage- and asset-backed and auction rate securities	—	—	35	35
Equity and preferred securities and equity funds	34	—	—	34
Total marketable securities	34	213	35	282
Derivative instruments	—	2	—	2
Other investments	393	—	20	413
Total assets measured at fair value	$24,282	$10,817	$55	$35,154
Liabilities
Derivative instruments	$—	$80	$—	$80
Other liabilities	393	—	129	522
Total liabilities measured at fair value	$393	$80	$129	$602
Activity between Levels of the Fair Value Hierarchy. There were no transfers between Level 1 and Level 2 in the nine months ended June 24, 2018 and June 25, 2017. There were no transfers of marketable securities into or out of Level 3 during the nine months ended June 24, 2018 and June 25, 2017. Other investments and other liabilities included in Level 3 at June 24, 2018 were comprised of convertible debt instruments issued by private companies and contingent consideration related to business combinations, respectively. There were no transfers of convertible debt instruments or contingent consideration amounts into or out of Level 3 during the nine months ended June 24, 2018 and June 25, 2017.
Note 11. Marketable Securities
Marketable securities were comprised as follows (in millions):

	Current		Noncurrent
	June 24, 2018	September 24, 2017	June 24, 2018	September 24, 2017
Available-for-sale:
U.S. Treasury securities and government-related securities	$—	$23	$—	$959
Corporate bonds and notes	213	2,014	—	271
Mortgage- and asset-backed and auction rate securities	—	93	35	40
Equity and preferred securities and equity funds	34	36	—	—
Debt funds	—	109	—	—
Total available-for-sale	247	2,275	35	1,270
Time deposits	44	4	—	—
Total marketable securities	$291	$2,279	$35	$1,270

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The contractual maturities of available-for-sale debt securities were as follows (in millions):

June 24, 2018
Years to Maturity
Less than one year	$194
One to five years	19
Five to ten years	—
Greater than ten years	—
No single maturity date	35
Total	$248
Debt securities with no single maturity date included mortgage- and asset-backed securities and auction rate securities.
The Company recorded realized gains and losses on sales of available-for-sale securities as follows (in millions):

	For the three months ended		For the nine months ended
	June 24, 2018	June 25, 2017	June 24, 2018	June 25, 2017
Gross realized gains	$3	$119	$16	$422
Gross realized losses	(6)	(8)	(6)	(116)
Net realized gains	$(3)	$111	$10	$306
Available-for-sale securities were comprised as follows (in millions):

	June 24, 2018	September 24, 2017
Equity securities
Cost	$8	$8
Unrealized gains	26	28
Fair value	34	36
Debt securities (including debt funds)
Cost	247	3,497
Unrealized gains	1	13
Unrealized losses	—	(1)
Fair value	248	3,509
	$282	$3,545
In connection with the proposed NXP transaction (Note 8), the Company divested a substantial portion of its marketable securities portfolio in order to finance, in part, that transaction. Marketable securities that were expected to be used to finance the NXP transaction were fully liquidated and classified as cash and cash equivalents at June 24, 2018. Given the Company’s intention to sell certain marketable securities, the Company recorded other-than-temporary impairment losses in fiscal 2017 for certain marketable securities, and no additional losses were recorded in the nine months ended June 24, 2018.

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
Third Quarter of Fiscal 2018 Overview
Revenues for the third quarter of fiscal 2018 were $5.6 billion, an increase of 4% compared to the year ago quarter, with net income attributable to Qualcomm of $1.2 billion, an increase of 41% compared to the year ago quarter. Highlights and other events from the third quarter of fiscal 2018 included:

•
The transition of wireless networks and devices to 3G/4G (CDMA single-mode, OFDMA single-mode and CDMA/OFDMA multi-mode) continued around the world. 3G/4G connections grew sequentially by approximately 3% to approximately 5.1 billion, which was approximately 65% of total mobile connections at the end of the third quarter of fiscal 2018.(1)

•
We continue to invest significant resources toward advancements primarily in support of 4G- and 5G-based technologies as well as other technologies to extend the demand for our products and generate new or expanded licensing opportunities, including within adjacent industry segments outside traditional cellular industries, such as automotive, the Internet of Things (IoT) and networking.

•	QCT results in the third quarter of fiscal 2018 were positively impacted by higher demand from OEMs in China, partially offset by lower modem sales to Apple.

•
QTL results were negatively impacted by our continued dispute with Apple and its contract manufacturers (who are Qualcomm licensees), and we did not record any revenues in the third quarter of fiscal 2018 for royalties due on sales of Apple’s products. QTL revenues in the third quarter of fiscal 2018 included $500 million paid under an interim agreement with the other licensee in dispute (which dispute was previously disclosed). This represents a partial payment for royalties due after the second quarter of fiscal 2017 by that other licensee while negotiations continue. This payment does not reflect the full amount of royalties due under the underlying license agreement.

•
In the second quarter of fiscal 2018, we announced a Cost Plan designed to align our cost structure to our long-term margin targets, under which we continue to execute on a series of targeted actions across our businesses to reduce annual costs by $1 billion, excluding incremental costs resulting from any future acquisition of a business. We expect these cost reductions to be fully captured in fiscal 2019. We recorded restructuring and restructuring-related charges of $112 million in the third quarter of fiscal 2018 related to our Cost Plan.

(1)	According to GSMA Intelligence estimates as of July 23, 2018 (estimates excluded Wireless Local Loop).

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
Seasonality. Many of our products and/or intellectual property are incorporated into consumer wireless devices, which are subject to seasonality and other fluctuations in demand. As a result, QCT has tended historically to have stronger sales toward the end of the calendar year as manufacturers prepare for major holiday selling seasons; and because QTL recognizes royalty revenues when royalties are reported by licensees, QTL has tended to record higher royalty revenues in the first calendar quarter when licensees report their sales made in the fourth calendar quarter. We have also experienced fluctuations in revenues due to the timing of conversions and expansions of 3G and 4G networks by wireless operators, the timing of launches of flagship wireless devices and consumer demand for wireless devices that incorporate our products and/or intellectual property. These trends may or may not continue in the future. The seasonal trends for QTL may be impacted by disputes and/or resolutions with licensees. Seasonal trends for QTL will be impacted by the adoption of the new guidance related to revenue recognition in the first quarter of fiscal 2019 pursuant to which we will be required to estimate and recognize sales-based royalties in the period in which the associated sales occur, resulting in an acceleration of revenue recognition compared to the current method.
Results of Operations

Revenues (in millions)
	Three Months Ended			Nine Months Ended
	June 24, 2018	June 25, 2017	Change	June 24, 2018	June 25, 2017	Change
Equipment and services	$4,110	$4,121	$(11)	$12,750	$11,949	$801
Licensing	1,489	1,250	239	4,178	4,438	(260)
	$5,599	$5,371	$228	$16,928	$16,387	$541
The decrease in equipment and services revenues in the third quarter of fiscal 2018 was primarily due to a decrease in QSI revenues, partially offset by an increase in QCT revenues. The increase in equipment and services revenues in the first nine months of fiscal 2018 was primarily due to an increase in QCT revenues. The increase in licensing revenues in the third quarter of fiscal 2018 was primarily due to an increase in QTL revenues. The decrease in licensing revenues in the first nine months of fiscal 2018 was primarily due to a decrease in QTL revenues, partially offset by the reduction to revenues of $962 million recorded in the first nine months of fiscal 2017 related to the BlackBerry arbitration decision.

Costs and Expenses (in millions)
	Three Months Ended			Nine Months Ended
	June 24, 2018	June 25, 2017	Change	June 24, 2018	June 25, 2017	Change
Cost of revenues	$2,491	$2,488	$3	$7,394	$7,140	$254
Gross margin	56%	54%		56%	56%
The increase in gross margin in the third quarter of fiscal 2018 was primarily due to an increase in higher margin QTL licensing revenues as a proportion of total revenues, partially offset by a $50 million reduction to licensing revenues related to a portion of a business arrangement that resolves a legal dispute. The margin percentage in the first nine months of fiscal 2018 remained flat primarily due to the effects of a decrease in higher margin QTL licensing revenues as a proportion of total revenues, offset by an increase in QCT margin and a reduction to licensing revenues of $962 million recorded in the first nine months of fiscal 2017 related to the BlackBerry arbitration decision. Our margin percentage may continue to fluctuate in future periods depending on the mix of segment results as well as products sold, competitive pricing, new product introduction costs and other factors, including disputes and/or resolutions with licensees. In addition, our margin percentage may be impacted by the adoption of the new revenue recognition guidance in the first quarter of fiscal 2019 pursuant to which we will be required to estimate and recognize sales-based royalty revenues in the period in which the associated sales occur. As a result, adjustments to revenues will be required in subsequent periods based on the actual amounts reported by our licensees.

	Three Months Ended			Nine Months Ended
	June 24, 2018	June 25, 2017	Change	June 24, 2018	June 25, 2017	Change
Research and development	$1,416	$1,391	$25	$4,237	$4,087	$150
% of revenues	25%	26%		25%	25%
Selling, general and administrative	$655	$710	$(55)	$2,297	$1,917	$380
% of revenues	12%	13%		14%	12%
Other	$112	$9	$103	$1,605	$962	$643
The dollar increases in research and development expenses in the third quarter and first nine months fiscal 2018 were primarily attributable to increases, which are net of cost decreases driven by actions taken under our Cost Plan, of $31 million and $192 million, respectively, in costs related to the development of integrated circuit technologies, including 5G technology and RFFE technologies from our RF360 Holdings joint venture, which was formed in the second quarter of fiscal 2017. The dollar increase in the first nine months of fiscal 2018 was partially offset by a $30 million impairment charge on certain intangible assets recorded in the first quarter of fiscal 2017.
Selling, general and administrative expenses included $162 million and $413 million in the third quarter and first nine months of fiscal 2018, respectively, related to litigation costs, an increase of $102 million and $275 million, respectively. Excluding the increase in litigation costs, selling, general and administrative expenses decreased by $157 million in the third quarter of fiscal 2018 primarily due to decreases of $60 million in other professional fees and costs related to other legal matters, principally related to third-party acquisition and integration services, $31 million in other expenses and $30 million in employee-related expenses driven by actions taken under our Cost Plan, $30 million in share-based compensation expense, primarily due to an increase in forfeitures, and $16 million in amortization of intangible assets. Excluding the increase in litigation costs, selling, general and administrative expenses increased by $105 million in the first nine months of fiscal 2018 primarily due to increases of $118 million in professional fees and costs related to other legal matters, which was primarily driven by Broadcom’s withdrawn takeover proposal and $45 million in bad debt expense, partially offset by decreases of $45 million in share-based compensation expense, primarily due to an increase in forfeitures and actions take under our Cost Plan, and $16 million in amortization of intangible assets.
Other expenses in the third quarter and first nine months of fiscal 2018 included $112 million and $422 million, respectively, in restructuring and restructuring-related charges related to our Cost Plan. Other expenses in the first nine months of fiscal 2018 also included a $1.2 billion charge related to the European Commission (EC) fine. Other expenses in the first nine months of fiscal 2017 consisted of a $927 million charge related to the Korea Fair Trade Commission (KFTC) fine, including related foreign currency losses, and $35 million in restructuring and restructuring-related charges related to our Strategic Realignment Plan.

Interest Expense and Investment and Other Income, Net (in millions)
	Three Months Ended			Nine Months Ended
	June 24, 2018	June 25, 2017	Change	June 24, 2018	June 25, 2017	Change
Interest expense	$212	$133	$79	$561	$330	$231

Investment and other income, net
Interest and dividend income	$182	$147	$35	$461	$466	$(5)
Net realized gains on marketable securities	10	124	(114)	24	330	(306)
Net realized gains on other investments	16	15	1	77	45	32
Impairment losses on marketable securities and other investments	(19)	(15)	(4)	(40)	(163)	123
Equity in net losses of investees	(28)	(31)	3	(67)	(42)	(25)
Net gains (losses) on foreign currency transactions	112	(26)	138	20	(26)	46
Net (losses) gains on derivative instruments	(30)	4	(34)	(21)	25	(46)
	$243	$218	$25	$454	$635	$(181)
The increases in interest expense in the third quarter and first nine months of fiscal 2018 were primarily attributable to the issuance of an aggregate principal amount of $11.0 billion of unsecured floating- and fixed-rate notes in May 2017. In the first quarter of fiscal 2017, we began divesting a substantial portion of our marketable securities portfolio in order to finance, in part, the proposed acquisition of NXP. As a result, we recorded net realized gains and impairment losses on such marketable securities that we sold and expected to sell before their anticipated recovery, respectively, in fiscal 2017. The net gains on foreign currency transactions in the third quarter and first nine months of fiscal 2018 were primarily attributable to currency exchange rate movements on amounts accrued for the EC and Taiwan Fair Trade Commission (TFTC) fines, as well as the impact of currency exchange rate movements on certain monetary assets and liabilities of our RF360 Holdings joint venture.

Income Tax (Benefit) Expense (in millions)
	Three Months Ended			Nine Months Ended
	June 24, 2018	June 25, 2017	Change	June 24, 2018	June 25, 2017	Change
Income tax (benefit) expense	$(263)	$(7)	$(256)	$5,659	$290	$5,369
Effective tax rate	(28%)	(1%)	(27%)	N/M	11%	N/M
N/M - Not meaningful
The following table summarizes the primary factors that caused our effective tax rates for the third quarters of fiscal 2018 and 2017 to be less than the United States federal statutory rate:

	Three Months Ended
	June 24, 2018	June 25, 2017
Expected income tax provision at federal statutory tax rate	25%	35%
Benefits from foreign income taxed at other than U.S. rates	(40%)	(41%)
Benefits related to the research and development tax credit	(4%)	(3%)
Toll Charge measurement period adjustments	1%	—
Remeasurement of deferred taxes due to changes in statutory tax rate	(12%)	—
Nondeductible charges related to the KFTC and EC investigations	1%	5%
Other	1%	3%
Effective Tax Rate	(28%)	(1%)
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
We have preliminarily accounted for the effects of the Tax Legislation, which resulted in a charge of $5.73 billion to income tax expense recorded discretely in the first nine months of fiscal 2018, comprised of $5.3 billion related to the estimated Toll Charge and $412 million resulting from the estimated impact of remeasurement of U.S. deferred tax assets and liabilities that existed at the end of fiscal 2017 at a lower enacted corporate income tax rate. These amounts included a $135 million tax benefit in the third quarter of fiscal 2018 related to the remeasurement of a U.S. deferred tax liability that was established as a result of a change in one of our positions due to Tax Legislation. In addition, we recorded $12 million net tax expense discretely in the third quarter of fiscal 2018 related to refining estimates associated with the estimated Toll Charge and the estimated impact of remeasurement of U.S. deferred tax assets and liabilities.
During the third quarter of fiscal 2018, we entered into a new tax incentive agreement in Singapore that results in a reduced tax rate from March 2017 through March 2022, provided that we meet specified employment and investment criteria in Singapore. Our Singapore tax rate will increase in March 2022 as a result of expiration of these incentives and again in March 2027 upon the expiration of tax incentives under a prior agreement. As a result of this new tax incentive, our estimated income tax expense for fiscal 2018 was reduced by approximately $126 million.
Our annual effective tax rate is estimated to be approximately 264% for fiscal 2018 as compared to the 18% effective income tax rate for fiscal 2017, primarily as a result of the estimated charge of $5.82 billion recorded to income tax expense in the first nine months of fiscal 2018 related to the combined effect of the Toll Charge, the remeasurement of deferred tax assets and liabilities and our decision to no longer indefinitely reinvest certain foreign earnings, all of which resulted from the Tax Legislation. Our estimated annual effective tax rate for fiscal 2018 was also impacted by the EC fine recorded in the first quarter of fiscal 2018, which is not deductible for tax purposes and is attributable to a foreign jurisdiction. Tax benefits from foreign income taxed at rates lower than rates in the U.S. are expected to be approximately 37% in fiscal 2018, compared to 32% in fiscal 2017, primarily due to lower estimated U.S. revenues principally related to decreased royalty revenues from Apple’s contract manufacturers, an increase in the allocation of expenses to our U.S. operations and the new tax incentive in Singapore, partially offset by the lower U.S. federal statutory income tax rate enacted by the Tax Legislation. The estimated annual effective tax rate for fiscal 2018 also reflects a blended U.S. federal statutory income tax rate of 25% as a result of the Tax Legislation. The annual effective tax rate of 18% for fiscal 2017 reflected the KFTC and TFTC fines, which were not deductible for tax purposes and were each attributable to both the U.S. and foreign jurisdictions.
The effective tax rate of 28% benefit for the third quarter of fiscal 2018 was lower than the estimated annual effective tax rate primarily due to the estimated charge of $5.95 billion recorded discretely to income tax expense in the first six months of fiscal 2018 related to the effects of certain components of the Tax Legislation and the EC fine recorded in the first quarter of fiscal 2018, as well as tax benefits recorded in the third quarter of fiscal 2018 resulting from an increase in the allocation of expenses to our U.S. operations and the new tax incentive in Singapore.
Unrecognized tax benefits were $356 million and $372 million at June 24, 2018 and September 24, 2017, respectively. We believe that it is reasonably possible that the total amounts of unrecognized tax benefits at June 24, 2018 may increase or decrease in the next 12 months.
We are subject to income taxes in the U.S. and numerous foreign jurisdictions, and we are currently under examination by various tax authorities worldwide, most notably in countries where we earn a routine return and tax authorities believe substantial value-add activities are performed. These examinations are at various stages with respect to assessments, claims, deficiencies and refunds, many of which are open for periods after fiscal 2000. We continually assess the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts give rise to a revision become known. As of June 24, 2018, we believe that adequate amounts have been reserved for based on facts known. However, the final determination of tax audits and any related legal proceedings could materially differ from amounts reflected in our income tax provision and the related accruals.
Segment Results
The following should be read in conjunction with the financial results for the third quarter and first nine months of fiscal 2018 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 7. Segment Information.”

	Three Months Ended			Nine Months Ended
(in millions)	June 24, 2018	June 25, 2017	Change	June 24, 2018	June 25, 2017	Change
Revenues
QCT	$4,087	$4,052	$35	$12,635	$11,829	$806
QTL	1,465	1,172	293	4,025	5,232	(1,207)
QSI	20	56	(36)	80	70	10
EBT (1)
QCT	$607	$575	$32	$2,170	$1,774	$396
QTL	1,049	854	195	2,786	4,346	(1,560)
QSI	(7)	55	(62)	44	38	6
EBT as a % of revenues
QCT	15%	14%	1%	17%	15%	2%
QTL	72%	73%	(1%)	69%	83%	(14%)

(1)	Earnings (loss) before taxes.
QCT Segment. The increases in QCT revenues in the third quarter and first nine months of fiscal 2018 were primarily due to increases in equipment and services revenues. Equipment and services revenues, mostly related to sales of Mobile Station Modem (MSM) and accompanying Radio Frequency, Power Management and wireless connectivity integrated circuits, were $4.04 billion and $4.01 billion in the third quarter of fiscal 2018 and 2017, respectively, and $12.49 billion and $11.71 billion in the first nine months of fiscal 2018 and 2017, respectively. Approximately 199 million and 187 million MSM integrated circuits were sold in the third quarter of fiscal 2018 and 2017, respectively, and approximately 623 million and 584 million MSM integrated circuits were sold in the first nine months of fiscal 2018 and 2017, respectively.
The increases in QCT equipment and services revenues in the third quarter and first nine months of fiscal 2018 were primarily due to increases in RFFE product revenues of $75 million and $823 million, respectively, primarily driven by revenues from our RF360 Holdings joint venture, which was formed in the second quarter of fiscal 2017, and reflected the impact of eliminating a one-month reporting lag in the third quarter of fiscal 2018, and increases of $166 million and $559 million, respectively, primarily related to higher MSM and accompanying unit shipments driven primarily by higher demand from OEMs in China, partially offset by a decline in share at Apple. The increase in QCT revenues in the third quarter of fiscal 2018 was partially offset by decreases of $178 million resulting from lower average selling prices and unfavorable product mix and $31 million in connectivity product revenues. The increase in QCT revenues in the first nine months of fiscal 2018 was partially offset by decreases of $422 million resulting from the net impact of lower average selling prices and favorable product mix and $131 million in connectivity product revenues.
QCT EBT as a percentage of revenues in the third quarter of fiscal 2018 increased primarily due to net gains on foreign currency transactions related to our RF360 Holdings joint venture, partially offset by a decrease in gross margin percentage. The decrease in gross margin percentage was primarily due to unfavorable product mix and lower average selling prices, partially offset by lower average unit costs. QCT EBT as a percentage of revenues in first nine months of fiscal 2018 increased primarily due to an increase in gross margin percentage and the favorable impact of higher revenues relative to operating expenses. The increase in gross margin percentage was primarily due to lower average unit costs, partially offset by lower average selling prices.
QCT accounts receivable decreased by 29% in the first nine months of fiscal 2018 from $1.81 billion to $1.30 billion, primarily due to a decline in revenues in the third quarter of fiscal 2018 compared to the fourth quarter of fiscal 2017 and the timing of integrated circuit shipments. QCT inventories decreased by 12% in the first nine months of fiscal 2018 from $2.02 billion to $1.77 billion primarily due to a decrease in the overall quantity of units on hand.
QTL Segment. QTL results in the third quarter and first nine months of fiscal 2018 were negatively impacted by our continued dispute with Apple and its contract manufacturers (who are Qualcomm licensees). We did not record any revenues in the first nine months of fiscal 2018 for royalties due on sales of Apple’s products. QTL revenues in the third quarter of fiscal 2018 included $500 million paid under an interim agreement with the other licensee in dispute. This represents a partial payment for royalties due after the second quarter of fiscal 2017 by that other licensee while negotiations continue, and it does not reflect the full amount of royalties due under the underlying license agreement. We did not record any revenues in the third quarter of fiscal 2017 for royalties due on the sales of Apple’s and the other licensee’s products. Royalty revenues related to the products of Apple’s contract manufacturers and the other licensee in dispute were approximately $1.7 billion in the first nine months of fiscal 2017. Additionally, QTL revenues in the third quarter and first nine months of fiscal 2018 were negatively impacted by lower royalty revenues recognized related to devices sold in prior periods from certain other licensees. Excluding the impact of these items, QTL revenues in the third quarter of fiscal 2018 decreased primarily due to a decrease in reported sales of CDMA-based products (including multi-mode products that also implement OFDMA) and revenues per reported unit, while QTL revenues in the first nine months of fiscal 2018 increased primarily due to increases in reported sales of CDMA-based products (including multi-mode products that also implement OFDMA) and revenues per reported unit.
QTL EBT as a percentage of revenues in the third quarter and first nine months of fiscal 2018 decreased primarily due to increases in selling, general and administrative expenses resulting from higher litigation costs. The decrease in QTL EBT as a percentage of revenues was partially offset in the third quarter of fiscal 2018 by higher QTL revenues. The decrease in QTL EBT as a percentage of revenues in the first nine months of fiscal 2018 was also attributable to lower QTL revenues. QTL revenues and EBT also continued to be impacted negatively by units that we believe are not being reported by certain other licensees and sales of certain unlicensed products. While we have reached agreements with many licensees, negotiations with certain other licensees and unlicensed companies are ongoing, particularly in emerging regions, including China, and additional litigation may become necessary if negotiations fail to resolve the relevant issues.
QSI Segment. The decrease in QSI EBT in the third quarter of fiscal 2018 was primarily due to the impact of $36 million resulting from lower revenues from certain development contracts with one of our equity method investees and a decrease of $32 million in net realized gains on investments. The increase in QSI EBT in the first nine months of fiscal 2018 was primarily due to higher net realized gains on investments.
Looking Forward
In the coming years, we expect continued growth in consumer demand for 3G/4G multi-mode and 4G products and services and new consumer demand for 5G products and services, around the world, driven primarily by smartphones. We also expect growth in new device categories and industries, driven by the expanding adoption of certain technologies that are already commonly used in smartphones by industry segments outside traditional cellular industries, such as automotive, IoT and networking.
As we look forward to the next several months and beyond, we expect our business to be impacted by the following key items:

•
On October 27, 2016, we announced a definitive agreement (as amended on February 20, 2018 and April 19, 2018, the Purchase Agreement) under which Qualcomm River Holdings, B.V. (Qualcomm River Holdings), an indirect, wholly owned subsidiary of QUALCOMM Incorporated, proposed to acquire NXP Semiconductors N.V. (NXP). The transaction remains subject to receipt of regulatory clearance by the State Administration for Market Regulation in China (SAMR), which we believe is being impacted by the current state of U.S./China trade relations. In the absence of such approval or other material developments, we expect to terminate the transaction after 11:59 p.m. New York time on July 25, 2018, which is the “End Date” for the transaction under the Purchase Agreement. In accordance with the terms of the Purchase Agreement, in the absence of approval from SAMR prior to the End Date, NXP will be entitled to receive a termination fee of $2.0 billion from Qualcomm River Holdings, which will be paid using existing cash and cash equivalents. If events occur that cause us to not terminate the transaction, we will continue to pursue the acquisition of all of the issued and outstanding common shares of NXP for $127.50 per share in cash, representing estimated total cash consideration to be paid to NXP’s shareholders of $44 billion, in accordance with the Purchase Agreement.

•
In the second quarter of fiscal 2018, we announced a cost plan designed to align our cost structure to our long-term margin targets. As part of this plan, we continue to execute on a series of targeted actions across our businesses to reduce annual costs by $1 billion, excluding incremental costs resulting from any future acquisition of a business. We expect these cost reductions to be fully captured in fiscal 2019. In connection with this plan, we expect to incur an additional $50 million to $150 million in restructuring and restructuring-related charges, and we have incurred $112 million and $422 million in restructuring and restructuring-related charges in the third quarter and first nine months of fiscal 2018, respectively.

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

Unfavorable resolutions of one or more of these matters have in the past had a material adverse effect on our business, and could in the future have a material adverse effect on our business including, among others, monetary damages, the loss of our ability to enforce one or more of our patents, and/or portions of our license agreements could be determined to be invalid or unenforceable. These activities have required, and we expect that they will continue to require, the investment of significant management time and attention and have resulted, and we expect that they will continue to result, in increased legal costs until the respective matters are resolved. See “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies” and “Risk Factors” included in this Quarterly Report.

•
We are currently in dispute with Apple surrounding what we believe is an attempt by Apple to reduce the amount of royalties that its contract manufacturers (who are Qualcomm licensees) are required to pay to us for use of our intellectual property. In the first nine months of fiscal 2018, such contract manufacturers did not fully report, and did not pay, royalties due on sales of Apple products. We have taken action against Apple’s contract manufacturers to compel them to pay the required royalties, and against Apple, as described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.” We did not record any revenues in the first nine months of fiscal 2018 for royalties due on sales of Apple’s products, and as a result, QTL revenues and EBT were negatively impacted by these continued disputes. We expect these companies will continue to take such actions in the future, resulting in increased legal costs and negatively impacting our future revenues, as well as our financial condition, results of operations and cash flows until the respective disputes are resolved. In the third quarter of fiscal 2018, we entered into an interim agreement with the other licensee in dispute in which that licensee agreed to pay $700 million as partial payment for royalties due after the second quarter of fiscal 2017. That licensee paid $500 million in the third quarter of fiscal 2018 as a partial payment while negotiations continue. This payment does not reflect the full amount of royalties due under the underlying license agreement. If we do not reach a final agreement with that other licensee, it may not make any other payments or may not make full payments under the underlying license agreement, which may result in increased legal costs and will negatively impact our future revenues, as well as our financial condition, results of operations and cash flows until the dispute is resolved.

•
We continue to believe that certain licensees, particularly those domiciled in China, are not fully complying with their contractual obligations to report their sales of licensed products to us, and certain companies, including unlicensed companies, particularly in emerging regions, including China, are delaying execution of new license agreements. We have made substantial progress in reaching agreements with many companies, primarily in China. However, negotiations with certain licensees and unlicensed companies are ongoing. We believe that the conclusion of new agreements with these companies will result in improved reporting. Litigation and/or other actions, such as those taken against Apple and its contract manufacturers, may be necessary to compel licensees to report and pay the required royalties for sales they have not previously reported and/or to compel unlicensed companies to execute licenses. Such litigation or other actions would result in increased legal costs.

•
To position QTL for stability on a long-term basis, we have announced that our standard essential patent only licensing terms through 5G, Release 15 will remain at the same rate, consistent with our licensing program established in China for 3G and 4G devices. A small number of our licensees have entered into standard essential patent only agreements on a worldwide basis, and we expect more of our licensees may enter into such standard essential patent only agreements basis as existing agreements come up for renewal and/ or renegotiation. In addition, we have reduced the per unit royalty cap on smartphones, which is the base on which our royalties are calculated. While we expect these developments to enhance stability for the long term, they will impact QTL royalty revenues in the shorter term.

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

•
Decisions by certain companies to utilize our competitors’ integrated circuit products in all or a portion of their devices. For example, we have not been the sole supplier of modems for iPhone products beginning with products that launched in September 2016, as Apple utilizes modems from one of our competitors in a portion of such devices. We expect that Apple will solely use one or more of our competitor’s modems, rather than our modems, in its next iPhone release and may take similar actions in the future. Accordingly,

QCT revenues from modem sales for iPhones are expected to decline in fiscal 2018 and may continue to decline in the future, in part depending on the extent of Apple’s utilization of competitors’ modems and the mix of the various versions of its products that are sold. Overall QCT revenues, as well as profitability, may similarly decline unless offset by sales of integrated circuit products to other customers, including those outside of traditional cellular industries, such as the Internet of Things (IoT), automotive and networking. Apple’s sourcing of integrated circuit products does not impact our licensing revenues since our licensing revenues from Apple products are not dependent upon whether such products include our chipsets;

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

•
We continue to invest significant resources to develop our wireless baseband chips and our converged computing/communications (Snapdragon) chipsets, which incorporate technologies in the following areas, among others: advancements in 4G and 5G, OFDM-based WLAN, RFFE, connectivity, power management, graphics, audio and video codecs, multimedia, artificial intelligence and virtual/augmented reality, and all of which contribute to the expansion of our intellectual property portfolio. We are also investing in targeted opportunities that leverage our existing technical and business expertise to deploy new business models and enter and/or expand into new industry segments, such as products for automotive, IoT (including the connected home, smart cities, wearables, voice and music and robotics), networking, computing and machine learning, among others.

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
Liquidity and Capital Resources
On October 27, 2016, we announced a Purchase Agreement under which Qualcomm River Holdings proposed to acquire NXP. The transaction remains subject to receipt of regulatory approval from SAMR and other closing conditions. In the absence of such approval or other material developments, we expect to terminate the transaction after 11:59 p.m. New York time on July 25, 2018, which is the “End Date” for the transaction under the Purchase Agreement. In accordance with the terms of the Purchase Agreement, in the absence of approval from SAMR prior to the End Date, NXP will be entitled to receive a termination fee of $2.0 billion from Qualcomm River Holdings, which will be paid using existing cash and cash equivalents.
If events occur that cause us to not terminate the transaction, we will continue to pursue the acquisition of all of the issued and outstanding common shares of NXP for $127.50 per share in cash, representing estimated total cash consideration to be paid to NXP’s shareholders of $44 billion, in accordance with the Purchase Agreement. In such case, we could be required to pay NXP a termination fee of $2.0 billion if the transaction is subsequently terminated in certain circumstances, as set forth in the Purchase Agreement.
Qualcomm River Holdings entered into four letters of credit for an aggregate amount of $2.0 billion pursuant to which NXP will have the right to draw amounts to fund the potential termination fee payable to NXP. Upon our payment of the termination fee, NXP will no longer have the right to validly draw on the letters of credit. Each letter of credit is required to be fully cash collateralized in an amount equal to 100% of its face value through deposits with the issuers of the letters of credit. We are restricted from using the funds deposited as collateral while the letters of credit are outstanding. At June 24, 2018, the letters of credit were fully collateralized through bank time and demand deposits.
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations, cash provided by our debt programs and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. The following table presents selected financial information related to our liquidity as of June 24, 2018 and September 24, 2017 and for the first nine months of fiscal 2018 and 2017 (in millions):

	June 24, 2018	September 24, 2017	$ Change	% Change
Cash, cash equivalents and marketable securities	$35,945	$38,578	$(2,633)	(7%)
Accounts receivable, net	3,163	3,632	(469)	(13%)
Inventories	1,785	2,035	(250)	(12%)
Short-term debt	7,103	2,495	4,608	185%
Long-term debt	15,378	19,398	(4,020)	(21%)
Noncurrent income taxes payable	2,659	—	2,659	N/M
N/M - Not meaningful

	Nine Months Ended
	June 24, 2018	June 25, 2017	$ Change	% Change
Net cash provided by operating activities	$4,331	$2,577	$1,754	68%
Net cash provided (used) by investing activities	2,615	(342)	2,957	N/M
Net cash (used) provided by financing activities	(6,337)	6,700	(13,037)	N/M
The net decrease in cash, cash equivalents and marketable securities was primarily due to $2.8 billion in cash deposited to redeem long-term debt in July 2018, $2.6 billion in cash dividends paid, $1.6 billion in repayment of long-term debt, $1.4 billion in payments to repurchase shares of our common stock and $625 million in capital expenditures, partially offset by net cash provided by operating activities and $2.2 billion of net issuances of our outstanding commercial paper debt. Total cash provided by operating activities increased primarily due to the effect of the $940 million payment in connection with the BlackBerry arbitration and the $927 million payment of the fine related to the KFTC investigation in the first nine months of fiscal 2017. Total cash provided by operating activities was also impacted by continued actions taken by Apple and its contract manufacturers who did not report or pay royalties due in the first nine months of fiscal 2018.
Our days sales outstanding, on a consolidated basis, decreased to 51 days at June 24, 2018, as compared to 56 days at September 24, 2017. The decrease in accounts receivable and the related days sales outstanding were primarily due to the timing of integrated circuit shipments and the collection of receivables related to integrated circuits. The decrease in days sales outstanding was also attributable to $500 million recognized as revenues and paid under an interim agreement with the other licensee in dispute. The decrease in inventories was primarily due to a decrease in the overall quantity of units on hand.
Debt. Our 2016 Amended and Restated Revolving Credit Facility provides for unsecured revolving facility loans, swing line loans and letters of credit in the aggregate amount of $5.0 billion, of which $530 million and $4.47 billion will expire in February 2020 and November 2021, respectively. At June 24, 2018, no amounts were outstanding under the revolving credit facility.
We have an unsecured commercial paper program, which provides for the issuance of up to $5.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. At June 24, 2018, we had $3.2 billion of commercial paper outstanding with weighted-average net interest rates of 2.34% and weighted-average remaining days to maturity of 46 days.
Our 2018 Revolving Credit Facility, 2016 Term Loan Facility and our 2018 Term Loan Facility were established primarily to fund the proposed acquisition of NXP. In the event the NXP purchase agreement is terminated, these commitments will expire unused in accordance with their terms. Our 2018 Revolving Credit Facility provides for unsecured delayed-draw revolving facility loans in an aggregate amount of $3.0 billion. Our 2016 Term Loan Facility provides for senior unsecured delayed-draw term facility loans in an aggregate amount of $4.0 billion, and our 2018 Term Loan Facility provides for senior unsecured delayed-draw term facility loans in an aggregate amount of $7.0 billion. At June 24, 2018, no amounts were outstanding under the credit or term loan facilities.

In May 2017, we issued an aggregate principal amount of $11.0 billion in nine tranches of unsecured floating- and fixed-rate notes, with maturity dates starting in 2019 through 2047. Effective interest rates were between 2.70% and 4.74% at June 24, 2018. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes.
In May 2018, we initiated offers to exchange and repurchase certain of our notes issued in May 2017 that were subject to special mandatory redemption provisions. We exchanged $122 million of notes and repurchased $71 million of notes in the aggregate. On May 31, 2018, we called for full redemption of our then-outstanding fixed-rate notes subject to special mandatory redemption provisions and irrevocably deposited cash of $2.8 billion with the trustee of the notes, of which $2.6 billion was paid to the holders of the fixed-rate notes on July 2, 2018, with the excess amount refunded to us. On June 8, 2018, we called for full redemption of our then-outstanding floating-rate notes of $1.2 billion subject to special mandatory redemption provisions, which was subsequently paid to the holders of the floating-rate notes on July 6, 2018. Our floating-rate notes due 2019, floating-rate notes due 2020 and 1.85% fixed-rate notes due 2019 issued in May 2018 as part of the exchange offers for an aggregate principal amount of $122 million are subject to a special mandatory redemption at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest to, but excluding, the date of such mandatory redemption (the May 2018 Notes). The redemption is required on the first to occur of (i) the termination of the NXP purchase agreement or (ii) November 1, 2018, if the NXP transaction has not closed as of such date. In the event the NXP purchase agreement is terminated, the May 2018 Notes will be redeemed in accordance with their terms. We may redeem the fixed-rate notes issued in May 2018 at any time in whole, or from time to time in part, at specified make-whole premiums as defined in the applicable form of note.
In May 2015, we issued an aggregate principal amount of $10.0 billion in eight tranches of unsecured floating- and fixed-rate notes, of which $8.5 billion remains outstanding with maturity dates in 2020 through 2045. Effective interest rates were between 2.94% and 4.74% at June 24, 2018. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes.
We may issue additional debt in the future. The amount and timing of such additional borrowings will be subject to a number of factors, including the cash flow generated by United States-based entities, acquisitions and strategic investments, acceptable interest rates and changes in corporate income tax law, among other factors.
Additional information regarding our outstanding debt at June 24, 2018 is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Debt.”
Income Taxes. The Tax Legislation, which was signed into law during the first quarter of fiscal 2018, resulted in an estimated $5.3 billion charge related to the Toll Charge. We currently estimate that we will pay $2.7 billion for the Toll Charge, after application of certain tax credits (including those that are expected to be generated in fiscal 2018), which is payable in installments over eight years (8% in each of the first five years, 15% in year six, 20% in year seven and 25% in year eight) beginning on January 15, 2019.
Our cash, cash equivalents and marketable securities at June 24, 2018 consisted of $5.7 billion held by our United States-based entities and $30.2 billion held by our foreign entities. The Tax Legislation eliminated certain material tax effects on the repatriation of cash to the United States. As of December 24, 2017, we no longer consider available cash balances that existed at the end of fiscal 2017 related to undistributed pre-fiscal 2018 earnings and profits of certain U.S.-owned foreign subsidiaries to be indefinitely reinvested. We otherwise continue to consider other undistributed earnings of certain U.S.-owned foreign subsidiaries to be indefinitely reinvested based on our current plans for use and/or investment outside of the U.S., and therefore, no liability has been recorded for such taxes. However, as a result of the Tax Legislation, we are reassessing our intentions related to our indefinite reinvestment assertion. Should we decide to no longer indefinitely reinvest such earnings outside the U.S., we would have to adjust the income tax provision in the period such determination is made.
Additional information regarding our income taxes is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 3. Income Taxes.”
Capital Return Program. In the first nine months of fiscal 2018, we repurchased and retired 24.2 million shares of our common stock for $1.4 billion, before commissions. On May 9, 2018, we announced that we had been authorized to repurchase up to $10 billion of our common stock. The $10 billion stock repurchase program replaced a $15 billion stock repurchase program announced on March 9, 2015, of which $1.2 billion remained authorized for repurchase under the prior program. At June 24, 2018, $9.0 billion remained authorized for repurchase under the stock repurchase program announced in May 2018.
In the event the agreement to acquire NXP is terminated, we intend to implement a stock repurchase program to repurchase up to $30 billion of our outstanding common stock. This stock repurchase program will significantly reduce the amount of cash that we have available to fund our operations (including research and development), working capital, capital expenditures, acquisitions, investments, dividends and other corporate purposes; and limit our flexibility in planning for or reacting to, and increase our vulnerability to, adverse economic, market, industry and competitive conditions and developments, and other changes in our business and our industry. This new stock repurchase program, if implemented, will have no expiration date and will replace the May 2018 stock repurchase program.
However, we periodically evaluate repurchases as a means of returning capital to stockholders to determine when and if repurchases are in the best interests of our stockholders and may accelerate, suspend, delay or discontinue repurchases at any time.
In the first nine months of fiscal 2018, we paid cash dividends totaling $2.6 billion, or $1.76 per share. On July 12, 2018, we announced a cash dividend of $0.62 per share on our common stock, payable on September 26, 2018 to stockholders of record as of the close of business on September 5, 2018. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders.
Additional Capital Requirements. We believe our cash, cash equivalents and marketable securities, our expected cash flow generated from operations and our expected financing activities will satisfy our working and other capital requirements for at least the next 12 months based on our current business plans. Recent and expected working and other capital requirements, in addition to the above matters, also include the items described below.

•
We expect the majority of the charges incurred in connection with our Cost Plan will result in cash payments. Our restructuring accrual was $252 million at June 24, 2018, and we expect to incur additional restructuring and restructuring-related charges of approximately $50 million to $150 million.

•
Our purchase obligations at June 24, 2018, some of which relate to research and development activities and capital expenditures, totaled $2.8 billion and $1.7 billion for fiscal 2018 and 2019, respectively, and $663 million thereafter.

•
Our research and development expenditures were $4.2 billion in the first nine months of fiscal 2018 and $5.5 billion in fiscal 2017, and we expect to continue to invest heavily in research and development for new technologies, applications and services for voice and data communications.

•
Cash outflows for capital expenditures were $625 million in the first nine months of fiscal 2018 and $690 million in fiscal 2017. We expect to continue to incur capital expenditures in the future to support our business, including research and development activities. Future capital expenditures may be impacted by transactions that are currently not forecasted.

•
The TFTC imposed a fine on us, of which $708 million remained outstanding at June 24, 2018 (based on the exchange rate at June 24, 2018 and including related foreign currency gains), which will be paid in monthly installments through December 2022.

•
The EC imposed a fine on us, of which $1.2 billion was accrued at June 24, 2018 (based on the exchange rate at June 24, 2018, including related foreign currency gains and accrued interest). In the third quarter of 2018, we provided financial guarantees in lieu of cash payment to satisfy the obligation. The fine is accruing interest at a rate of 1.50% per annum until it is paid or annulled.

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
Additional information regarding our financial commitments at June 24, 2018 is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 3. Income Taxes,” “Note 5. Debt,” “Note 6. Commitments and Contingencies” and “Note 8. Acquisitions.”
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
Risks Related to Our Businesses
Our proposed acquisition of NXP Semiconductors N.V. (NXP), and our intended termination of that acquisition, entails a number of risks that may adversely affect our business and results of operations.
Our proposed acquisition of NXP has not been approved by the State Administration for Market Regulation in China (SAMR). In the absence of such approval or other material developments, we expect to terminate the transaction after 11:59 p.m. New York time on July 25, 2018, which is the “End Date” for the transaction under the Purchase Agreement. As a result, we would not realize the benefits that we anticipated from the acquisition, including, but not limited to, increased revenues; accelerated revenue diversification; significantly expanded addressable markets and opportunities; accelerated entry into new industry segments and expansion in existing industry segments; new and expanded product offerings and technologies; accelerated expansion of sales and distribution channels; cost and other synergies; and earnings accretion from the acquisition. In addition, future acquisitions may be more difficult, complex or expensive to the extent that our reputation for our ability to consummate acquisitions is harmed. Further, if U.S./China trade relations remain strained, our ability to consummate any transaction that would require SAMR approval may be severely impacted.
If the proposed transaction is terminated, our stock price could fall and we may suffer other consequences that could adversely affect our business, results of operations and stock price, including, among others:

•	we would be required to pay a termination fee to NXP of $2.0 billion;

•	we will have incurred and may continue to incur costs relating to the transaction, many of which are payable by us even if the transaction is not completed;

•
matters relating to the transaction (including integration planning) required substantial commitments of time and resources by our management team and numerous others throughout our organization, which could otherwise have been devoted to other opportunities;

•	we may be subject to legal proceedings related to the failure to complete the transaction;

•	the failure to consummate the transaction may result in negative publicity and a negative perception of us in the investment community; and

•
any disruptions to our business resulting from the announcement and pendency of the transaction, including any adverse changes in our relationships with our customers, suppliers, partners or employees, may continue or intensify if the transaction is not consummated.

Even if we receive approval of the NXP transaction from SAMR, or there are other material developments that cause us to not terminate the NXP acquisition, the proposed transaction involves a number of risks, including, among others, the risk that we fail to complete the acquisition, regulatory risks, risks associated with our use of a significant portion of our cash and our taking on significant indebtedness, other financial risks, integration risks, and risk associated with the reactions of customers, suppliers and employees.
Our and NXP’s obligations to consummate the proposed transaction are subject to the satisfaction or waiver of certain conditions, including, among others: (i) the tender of a minimum number of NXP’s outstanding common shares in the tender offer commenced by a subsidiary of QUALCOMM Incorporated; (ii) the receipt of regulatory clearance from SAMR; (iii) the absence of any law or order prohibiting the proposed transaction; (iv) there being no event that would have a material adverse effect on NXP; (v) the accuracy of the representations and warranties of NXP, subject to certain exceptions, and NXP’s material compliance with its covenants, in the Purchase Agreement; and (vi) the completion of certain internal reorganization steps with respect to NXP and the disposition of certain non-core assets of NXP. We cannot provide assurance that the conditions to the completion of the proposed transaction will be satisfied.

The final regulatory approval required in connection with the proposed transaction may not ultimately be obtained or may contain materially burdensome conditions. If any conditions or changes to the structure of the proposed transaction are required to obtain this regulatory approval, they may have the effect of jeopardizing or delaying completion of the proposed transaction or reducing our anticipated benefits. If we agree to any material conditions in order to obtain this approval, our business and results of operations may be adversely affected.
In addition, the use of a significant portion of our cash and the incurrence of substantial indebtedness in connection with the financing of the proposed transaction will reduce our liquidity, and may limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions. See the Risk Factor entitled “There are risks associated with our indebtedness and our significant proposed stock repurchase program.”
The proposed transaction will be our largest acquisition to date, by a significant margin. The benefits we expect to realize from the proposed transaction will depend, in part, on our ability to integrate the businesses successfully and efficiently. See the Risk Factor entitled “We may engage in strategic acquisitions, transactions or make investments, or be unable to consummate planned strategic acquisitions, which could adversely affect our results of operations or fail to enhance stockholder value.”
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
We develop, patent and commercialize technology and products based on CDMA, OFDMA and other communications technologies, which are primarily wireless. We depend on operators of wireless networks and our customers and licensees to adopt and/or implement the latest generation of these technologies for use in their networks, devices and services. We also depend on our customers and licensees to develop devices and services based on these technologies with value-added features to drive consumer demand for new 3G, 3G/4G multi-mode and 4G devices, and in the future 5G devices, as well as establishing the selling prices for such devices. Further, we depend on the timing of our customers’ and licensees’ deployments of new devices and services based on these technologies. Increasingly, we also depend on operators of wireless networks, our customers and licensees and other third parties to incorporate these technologies into new device types and into industries beyond traditional cellular communications, such as automotive, the internet of things (IoT) (including the connected home, smart cities, wearables, voice and music and robotics), networking, computing and machine learning, among others. We are also impacted by consumers’ rates of replacement of smartphones and other computing devices.
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

•
government regulators delay making sufficient spectrum available for 3G, 4G and new spectrum sharing technologies that we are developing in conjunction with 3G and 4G, as well as for 5G, thereby restricting the ability of wireless operators to deploy or expand the use of these technologies;

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

•
continue to drive the adoption of our integrated circuit products into the most popular device models and across a broad spectrum of devices, such as smartphones, tablets, laptops and other computing devices, automobiles, wearables and voice and music and other connected devices and infrastructure products;

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

•
create standalone value and/or contribute to the success of our existing businesses through acquisitions, joint ventures and other transactions (and/or by developing customer, licensee and/or vendor relationships) in new industry segments and/or disruptive technologies, products and/or services (such as products for automotive, IoT (including the connected home, smart cities, wearables, voice and music and robotics), networking, computing and machine learning, among others);

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
We compete with many different semiconductor companies, ranging from multinational companies with integrated research and development, manufacturing, sales and marketing organizations across a broad spectrum of product lines, to companies that are focused on a single application market segment or standard product, including those that produce products for automotive, IoT and networking applications. Most of these competitors compete with us with respect to some, but not all, of our businesses. Companies that promote standards that are neither CDMA- nor OFDMA-based (e.g., GSM) as well as companies that design integrated circuits based on CDMA, OFDMA, Wi-Fi or their derivatives are generally competitors or potential competitors. Examples (some of which are strategic partners of ours in other areas) include Advanced Micro Devices, Inc., Broadcom Limited, Cirrus Logic, Cypress Semiconductor Corporation, HiSilicon Technologies, Intel, Marvell Technology, Maxim Integrated Products, MediaTek, Microchip Technology Inc., Murata Manufacturing Co., Ltd., Nordic Semiconductor, Nvidia, Qorvo Inc., Realtek Semiconductor, Renesas Electronics Corporation, Samsung Electronics, Sequans Communications S.A., Skyworks Solutions Inc., Sony Corporation and Spreadtrum Communications (which is controlled by Tsinghua Unigroup). Some of these current and potential competitors may have advantages over us that include, among others: motivation by our customers in certain circumstances to utilize their own internally-developed integrated circuit products, to use our competitors’ integrated circuit products and/or sell such products to others, including by bundling with other products, or to choose alternative technologies; lower cost structures and/or a willingness and ability to accept lower prices and lower or negative margins for their products, particularly in China; foreign government support of other technologies or competitors; better known brand names; ownership and control of manufacturing facilities and greater expertise in manufacturing processes; more extensive relationships with local distribution companies and original equipment manufacturers in certain geographic regions (such as China) and/or experience in adjacent industry segments outside traditional cellular industries (such as automotive and IoT); and/or a more established presence in certain regions.

We derive a significant portion of our consolidated revenues from a small number of customers and licensees. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuates, our business and results of operations could be negatively affected.
Our QCT segment derives a significant portion of its revenues from a small number of customers, and we expect this trend to continue in the foreseeable future. Our industry is experiencing and may continue to experience concentration of device share among a few companies, particularly at the premium tier, contributing to this trend. In addition, certain of our largest integrated circuit customers develop their own integrated circuit products, which they have in the past chosen to utilize in certain of their devices rather than our products, and may in the future choose to utilize in certain (or all) of their devices rather than our products (and/or sell their integrated circuit products to third parties in competition with us). Also, one of our integrated circuit customers, which has historically been one of our largest customers, now utilizes products of one of our competitors in many of their devices rather than our products. We expect this customer will solely utilize one or more or our competitor’s products in its next smartphone launch and may take similar actions in the future.
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
One of our integrated circuit customers, which has historically been one of our largest customers, purchases our Mobile Data Modem (MDM) products, which do not include our integrated application processor technology and which have lower revenue and margin contributions than our combined modem and application processor products. To the extent such customer takes device share from our other customers who purchase our integrated modem and application processor products, our revenues and margins may be negatively impacted.
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
Although we have more than 300 licensees, our QTL segment derives a significant portion of its licensing revenues from a limited number of licensees. In the event that one or more of our significant licensees fail to meet their reporting and/or payment obligations, or we are unable to renew or modify one or more of such license agreements under similar terms, our revenues, results of operations and cash flows would be adversely impacted. Moreover, the future growth and success of our core licensing business will depend in part on the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain customer acceptance. We have no control over the product development, sales efforts or pricing of products by our licensees, and our licensees might not be successful. Reductions in the average selling prices of wireless devices sold by our licensees, without a sufficient increase in the volumes of such devices sold, would generally have an adverse effect on our licensing revenues. Such adverse impact may be muted by the per unit running royalty caps that apply to certain categories of complete wireless devices, namely smartphones, tablets and laptops.
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
From time to time, companies initiate various strategies to attempt to renegotiate, mitigate and/or eliminate their need to pay royalties to us for the use of our intellectual property. These strategies have included: (i) litigation, often alleging infringement of patents held by such companies, patent misuse, patent exhaustion, patent invalidity and/or unenforceability of our patents and/or licenses, that we do not license our patents on fair, reasonable and nondiscriminatory (FRAND) terms, or some form of unfair competition or competition law violation; (ii) taking positions contrary to our understanding of their contracts with us; (iii) appeals to governmental authorities; (iv) collective action, including working with wireless operators, standards bodies, other like-minded companies and other organizations, on both formal and informal bases, to adopt intellectual property policies and practices that could have the effect of limiting returns on intellectual property innovations; (v) lobbying governmental regulators and elected officials for the purpose of seeking the reduction of royalty rates or the base on which royalties are calculated, of seeking to impose some form of compulsory licensing and/or of weakening a patent holder’s ability to enforce its rights or obtain a fair return for such rights; and (vi) licensees using various strategies to attempt to shift their royalty obligation to their suppliers that results in lowering the wholesale (i.e., licensee’s) selling price on which the royalty is calculated. In addition, certain licensees have disputed, underreported, underpaid, not reported and/or not paid royalties owed to us under their license agreements or reported to us in a manner that is not in compliance with their contractual obligations, and certain companies have yet to enter into or delayed entering into or renewing license agreements with us for their use of our intellectual property, and licensees and/or companies may continue to do so in the future. The fact that one or more licensees dispute, underreport, underpay, do not report and/or do not pay royalties owed to us may encourage other licensees to take similar actions and may encourage other licensees or unlicensed companies to delay entering into, or not enter into, new license agreements. Further, to the extent such licensees and/or companies increase their device share, the negative impact of their underreporting, underpayment, non-payment and/or non-reporting on our business, revenues, results of operations, financial condition and/or cash flows will be exacerbated.
We are currently subject to various litigation and governmental investigations and/or proceedings, some of which have arisen and may continue to arise out of the strategies described above. Certain legal matters are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.” The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, revenues, results of operations, financial condition and/or cash flows. Depending on the type of matter, various remedies that could result from an unfavorable resolution include, among others, injunctions, monetary damages or fines or other orders to pay money and/or the issuance of orders to cease certain conduct and/or modify our business practices. In addition, decisions or orders arising out of governmental investigations or proceedings could require us to renegotiate, or could encourage or embolden our licensees to demand to renegotiate, their license agreements with us (which could be on terms that are less favorable to us than existing terms), and such licensees may underreport, underpay, not report or not pay royalties owed to us pending the conclusion of such negotiations. Further, a governmental body in a particular country or region may assert, and may be successful in imposing, remedies with effects that extend beyond the borders of that country or region. See also the Risk Factor entitled “Changes in our patent licensing practices, whether due to governmental investigations, private legal proceedings challenging those practices or otherwise, could adversely impact our business and results of operations.”

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
We have historically licensed our cellular standard-essential patents together with our other patents that may be useful to licensed products because licensees typically have desired to obtain the commercial benefits of receiving such broad patent rights from us. However, we also have licensed only our cellular standard-essential patents to certain licensees who have requested such licenses. In addition, in connection with our resolution with the China National Development and Reform Commission (NDRC), our standard practice in China since 2015 is to offer licenses to our 3G and 4G standard-essential Chinese patents for devices sold for use in China separately from our other patents. We offer licenses to only our cellular standard-essential patents (including 3G, 4G and 5G) for both single mode and multi-mode devices. A small number of our licensees have entered into standard-essential patent only agreements on a worldwide basis, and we expect more of our licensees may do so in the future. Our royalty rates for licenses to only our cellular standard-essential patents are lower than our royalty rates for licenses to substantially all of our patent portfolio. If more licensees choose a license to only our cellular standard-essential patents instead of a portfolio license than has historically been the case, our licensing revenues and earnings would be negatively impacted unless we were able to license our other patents at rates that offset all or a portion of any difference between the royalties previously received for licenses of substantially all of our patent portfolio as compared to licenses of only our cellular standard-essential patents and/or there was a sufficient increase in the overall volume of sales of devices upon which royalties are paid.
If we were required to grant patent licenses to chipset manufacturers (i.e., to implement a more complex, tiered licensing structure in which we license certain portions of our patent portfolio to chipset manufacturers and other portions to device manufacturers), we would incur additional transaction costs, which may be significant, and we could incur delays in recognizing revenues until license negotiations were completed. In addition, our licensing revenues and earnings would be negatively impacted if we were not able to obtain, in the aggregate, equivalent revenues under such a multi-level licensing structure.
If we were required to reduce the royalty rates we charge under our patent license agreements, our revenues, earnings and/or cash flows would be negatively impacted absent a sufficient increase in the volume of sales of devices upon which royalties are paid. Similarly, if we were required to reduce the base on which our royalties are calculated, our revenues, results of operations and/or cash flows would be negatively impacted unless there was a sufficient increase in the volume of sales of devices upon which royalties are paid and/or we were able to increase our royalty rates to offset the decrease in revenues resulting from such lower royalty base (assuming the absolute royalty dollars were below any relevant royalty caps).
To the extent that we were required to implement any of these new licensing practices by modifying or renegotiating our existing license agreements, we would incur additional transaction costs, which may be significant, and we could incur delays in recognizing revenues until license negotiations were completed. The impact of any such changes to our licensing practices could vary widely and by jurisdiction, depending on the specific outcomes and the geographic scope of such outcomes. In addition, if we were required to make modifications to our licensing practices in one jurisdiction, licensees and/or governmental agencies in other jurisdictions may attempt to obtain similar outcomes for themselves and/or for such other jurisdictions, as applicable.
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
We have entered into litigation and/or arbitration in the past and may need to further litigate and/or arbitrate in the future to enforce our contract and/or intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. We are currently engaged in litigation matters related to protecting or enforcing our contract and/or intellectual property rights, and certain such matters are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.” As a result of any such litigation and/or arbitration, we could lose our ability to enforce one or more patents, portions of our license agreements could be determined to be invalid or unenforceable (which may in turn result in other licensees either not complying with their existing license agreements and/or initiating litigation) and/or we could incur substantial costs. Any action we take to enforce our contract or intellectual property rights could be costly and could absorb significant management time and attention, which, in turn, could negatively impact our results of operations and/or cash flows. Further, even a positive resolution to our enforcement efforts may take time to conclude, which may reduce our revenues and cash resources available for other purposes, such as research and development, in the periods prior to conclusion. See also the Risk Factor entitled “Changes in our patent licensing practices, whether due to governmental investigations, private legal proceedings challenging those practices or otherwise, could adversely impact our business and results of operations.”
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
In particular, our future growth significantly depends on new and expanded product areas, such as RFFE, and adjacent industry segments, such as automotive, IoT (including the connected home, smart cities, wearables, voice and music and robotics), networking, computing and machine learning, among others; our ability to develop leading and cost-effective technologies, products and services for new and expanded product areas and adjacent industry segments; and third parties incorporating our technology, products and services into devices used in these product areas and industry segments. Accordingly, we intend to continue to make substantial investments in these new and expanded product areas and adjacent industry segments, and in developing new products, services and technologies for these product areas and industry segments.
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
In addition, new connectivity and other services are emerging that rely on devices that may or may not be used on traditional cellular networks, such as devices used in the IoT and automotive industry segments. We also seek to diversify and broaden our technology licensing programs to new industry segments in which we can utilize our technology leadership. Standards, even de facto standards, that develop as these technologies mature, in particular those that do not include a base level of interoperability, may impact our ability to obtain royalties at all or that are equivalent to those that we receive for products used in cellular communications. Although we believe that our patented technologies are essential and useful to the commercialization of such services, any royalties we receive may be lower than those we receive from our current licensing program.
Further, the licenses granted to and from us under a number of our license agreements include only patents that are either filed or issued prior to a certain date. As a result, there are agreements with some licensees where later patents are not licensed by or to us. Additionally, many of our license agreements (including essentially all of our recent agreements in China) are effective for a specified term. In order to license or to obtain a license to such later patents after the expiration of a specified term, or to receive royalties after the specified time period, we will need to extend or modify such license agreements or enter into new license agreements with such licensees. Accordingly, to the extent not renewed on their terms or by election for an additional (generally multi-year) period, if applicable, we will need to extend or modify such license agreements or enter into new license agreements with such licensees more frequently than we have done historically. We might not be able to renew those license agreements, or enter into new license agreements, in the future without affecting the material terms and conditions of our license agreements with such licensees, and such modifications or new agreements may negatively impact our revenues. If there is a delay in renewing a license agreement prior to its expiration, there would be a delay in our ability to recognize revenues related to that licensee’s product sales. Further, if we are unable to reach agreement on such modifications or new agreements, it could result in patent infringement litigation with such companies.
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
We may engage in strategic acquisitions, transactions or make investments, or be unable to consummate planned strategic acquisitions, which could adversely affect our results of operations or fail to enhance stockholder value.
We engage in strategic acquisitions and other transactions, including joint ventures, and make investments, which we believe are important to the future of our business, with the goal of maximizing stockholder value. We acquire businesses and other assets, including patents, technology, wireless spectrum and other intangible assets, enter into joint ventures or other strategic transactions and purchase minority equity interests in or make loans to companies that may be private and early-stage. Our strategic activities are generally focused on opening or expanding opportunities for our technologies and supporting the design and introduction of new products and services (or enhancing existing products or services) for voice and data communications and new industry segments. Recent material transactions include our RF360 Holdings joint venture with TDK Corporation and our acquisition of CSR plc. Many of our strategic activities entail a high degree of risk and require the use of domestic and/or foreign capital, and investments may not become liquid for several years after the date of the investment, if at all. Our strategic activities may not generate financial returns or result in increased adoption or continued use of our technologies, products or services. We may underestimate the costs and/or overestimate the benefits, including product, revenue, cost and other synergies and growth opportunities that we expect to realize, and we may not achieve those benefits. In some cases, we may be required to consolidate or record our share of the earnings or losses of companies in which we have acquired ownership interests. In addition, we may record impairment charges related to our strategic activities. Any losses or impairment charges that we incur related to strategic activities will have a negative impact on our financial condition and results of operations, and we may continue to incur new or additional losses related to strategic assets or investments that we have not fully impaired or exited.
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
In the absence of approval from SAMR or other material developments, we expect to terminate our proposed acquisition of NXP after the End Date. In such an event, we would not realize the benefits that we anticipated from the acquisition, including, but not limited to, increased revenues; accelerated revenue diversification; significantly expanded addressable markets and opportunities; accelerated entry into new industry segments and expansion in existing industry segments; new and expanded product offerings and technologies; accelerated expansion of sales and distribution channels; cost and other synergies; and earnings accretion from the acquisition. In addition, future acquisitions may now be more difficult, complex or expensive to the extent that our reputation for our ability to consummate acquisitions has been harmed. Further, if U.S./China trade relations remain strained, our ability to consummate any transaction that would require approval from SAMR may be severely impacted.
If we are unsuccessful in executing our cost plan, our business and results of operations may be adversely affected.
In the second quarter of fiscal 2018, we announced a cost plan designed to align our cost structure to our long-term margin targets. As part of this plan, we are implementing a series of targeted reductions across our businesses to reduce annual costs by $1 billion, excluding incremental costs resulting from any future acquisition of a business. We expect these cost reductions to be fully captured in fiscal 2019.
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
Regulations in the United States require that we determine whether certain materials used in our products, referred to as conflict minerals, originated in the Democratic Republic of the Congo or an adjoining country (collectively, the Covered Countries), or were from recycled or scrap sources. Other countries and/or regions are expected to impose similar requirements in the future. The verification and reporting requirements, in addition to customer demands for conflict free sourcing, impose additional costs on us and on our suppliers and may limit the sources or increase the prices of materials used in our products. Further, if we are unable to determine that the conflict minerals used in our products do not directly or indirectly finance or benefit armed groups in the Covered Countries, we may face challenges with our customers that place us at a competitive disadvantage, and our reputation may be harmed. Similarly, other laws and regulations have been adopted or proposed that require additional transparency regarding the employment practices of our suppliers, and any failure to maintain responsible sourcing practices could also adversely affect our relationships with customers and our reputation.
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
There are risks associated with our indebtedness and our significant proposed stock repurchase program.
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
In the event of the termination of our proposed acquisition of NXP, we intend to implement a stock repurchase program to repurchase up to $30 billion of our outstanding common stock. This stock repurchase program will significantly reduce the amount of cash that we have available to fund our operations (including research and development), working capital, capital expenditures, acquisitions, investments, dividends and other corporate purposes; and limit our flexibility in planning for or reacting to, and increase our vulnerability to, adverse economic, market, industry and competitive conditions and developments, and other changes in our business and our industry. In addition, this significant decrease in our cash reserves will exacerbate the risks described above associated with our indebtedness.
Our business and operations could suffer in the event of security breaches of our information technology systems, or other misappropriation of our intellectual property or proprietary or confidential information.
Third parties regularly attempt to gain unauthorized access to our information technology systems, and most of such attempts are increasingly more sophisticated. These attempts, which might be related to industrial or other espionage, criminal hackers or state-sponsored intrusions, include trying to covertly introduce malware to our computers and networks, including those in our manufacturing operations, and impersonating authorized users, among others. Such attempts could result in the misappropriation, theft, misuse, disclosure or loss or destruction of the intellectual property, or the proprietary, confidential or personal information, of us or our employees, customers, licensees, suppliers or other third parties, as well as damage to or disruptions in our information technology systems. These threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures.
We seek to detect and investigate all security incidents and to prevent their recurrence, but attempts to gain unauthorized access to our information technology systems may be successful, and in some cases, we might be unaware of an incident or its magnitude and effects. The misappropriation, theft, misuse, disclosure or loss or destruction of the intellectual property, or the proprietary, confidential or personal information, of us or our employees, customers, licensees, suppliers or other third parties could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives, cause us to lose business, damage our reputation, subject us to legal or regulatory proceedings, cause us to incur other loss or liability and/or otherwise adversely affect our business. We expect to continue to devote significant resources to the security of our information technology systems.
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
We are subject to income taxes in the United States and numerous foreign jurisdictions, including Singapore where our QCT segment’s non-United States headquarters is located. Significant judgment is required in determining our provision for income taxes. We regularly are subject to examination of our tax returns and reports by taxing authorities in the United States federal jurisdiction and various state and foreign jurisdictions, most notably in countries where we earn a routine return and the tax authorities believe substantial value-add activities are performed. Our current examinations are at various stages with respect to assessments, claims, deficiencies and refunds. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts give rise to a revision become known. Although we believe that our tax estimates are reasonable at June 24, 2018, the final determination of tax audits and any related legal proceedings could materially differ from amounts reflected in our historical income tax provisions and accruals. In such case, our income tax provision, results of operations and/or cash flows in the period or periods in which that determination is made could be negatively affected.
On December 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act (the Tax Legislation) was enacted in the United States. Given the amount and complexity of the changes in tax law resulting from the Tax Legislation, we have not finalized the accounting for the income tax effects of the Tax Legislation. This includes the provisional amounts recorded in the nine months ended June 24, 2018 related to the repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (Toll Charge) and the remeasurement of deferred taxes. Further, we are in the process of analyzing the effects of new taxes due on certain foreign income, such as GILTI (global intangible low-taxed income), BEAT (base-erosion anti-abuse tax), FDII (foreign-derived intangible income) and limitations on interest expense deductions (if certain conditions apply) that are effective starting in fiscal 2019, and other provisions of the Tax Legislation. The impact of the Tax Legislation may differ from this estimate, possibly materially, during the one-year measurement period due to, among other things, further refinement of our calculations, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Tax Legislation.
We have tax incentives in Singapore provided that we meet specified employment and other criteria, and as a result of the expiration of these incentives, our Singapore tax rate is expected to increase in fiscal 2022 and again in fiscal 2027. If we do not meet the criteria required to retain such incentives, our Singapore tax rate could increase prior to fiscal 2027, and our results of operations and cash flows could be adversely affected.
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

•	Certain of our revenues that are derived from products that are sold in foreign currencies could decrease, resulting in lower revenue, cash flows and margins;

•	Certain of our revenues, such as royalties, that are derived from licensee or customer sales denominated in foreign currencies could decrease, resulting in lower revenues and cash flows;

•	Our foreign suppliers may raise their prices if they are impacted by currency fluctuations, resulting in higher than expected costs and lower margins;

•	Certain of our costs that are denominated in foreign currencies could increase, resulting in higher than expected costs and cash outflows; and/or

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2017 Annual Report on Form 10-K. At June 24, 2018, there have been no material changes to the financial market risks described at September 24, 2017. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting in the third quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
We have provided updated Risk Factors in the section labeled “Risk Factors” in “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” With the exception of prior changes to our Risk Factors in our Form 10-Q for the fiscal quarter ended December 24, 2017, specifically changes to the risk factor labeled “Potential tax liabilities could adversely affect our results of operations” and the addition of the risk factor labeled “If we are unsuccessful in executing our cost plan, our business and results of operations may be adversely affected,” and changes to the risk factors labeled “Our proposed acquisition of NXP Semiconductors N.V. (NXP), and our intended termination of that acquisition, entails a number of risks that may adversely affect our business and results of operations,” “We may engage in strategic acquisitions, transactions or make investments, or be unable to consummate planned strategic acquisitions, which could adversely affect our results of operations or fail to enhance stockholder value” and “There are risks associated with our indebtedness and our significant proposed stock repurchase program” updated herein, we do not believe those updates have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities in the third quarter of fiscal 2018 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
March 26, 2018 to April 22, 2018	—	$—	—	$1,220
April 23, 2018 to May 20, 2018	5,373	55.82	5,373	9,700
May 21, 2018 to June 24, 2018	12,014	58.26	12,014	9,000
Total	17,387		17,387

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)
On May 9, 2018, we announced a new repurchase program authorizing us to repurchase up to $10 billion of our common stock. At June 24, 2018, $9.0 billion remained authorized for repurchase. The stock repurchase program has no expiration date. The $10 billion stock repurchase program replaced a $15 billion stock repurchase program announced on March 9, 2015, of which $1.2 billion remained authorized for repurchase. If we have not received regulatory approval by the State Administration for Market Regulation in China or other material developments have not occurred, we expect to terminate the proposed acquisition of NXP after July 25, 2018 at 11:59 p.m. New York time. In the event the NXP Acquisition is terminated, we intend to implement a stock repurchase program to repurchase up to $30 billion of our outstanding common stock. This new stock repurchase program, if implemented, will have no expiration date and will replace the stock repurchase program announced in May 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (1)	8-K	000-19528/ 161339867	1/13/2016	2.1
2.2	Amendment #1, dated December 20, 2016, to Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (1)	10-Q	000-19528/ 17546539	1/25/2017	2.3
2.3	Amendment #2, dated January 19, 2017, to Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (1)	10-Q	000-19528/ 17546539	1/25/2017	2.4
2.4	Amendment #3, dated February 3, 2017, to Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (1)	10-Q	000-19528/ 17770305	4/19/2017	2.6
2.5	Purchase Agreement dated as of October 27, 2016 by and between Qualcomm River Holdings, B.V. and NXP Semiconductors N.V. (1)	8-K	000-19528/ 161956228	10/27/2016	2.1
2.6	Amendment No. 1, dated February 20, 2018, to Purchase Agreement, dated as of October 27, 2016, by and between Qualcomm River Holdings B.V. and NXP Semiconductors N.V. (1)	8-K	000-19528/ 18623109	2/20/2018	2.1
2.7	Amendment No. 2, dated April 19, 2018, to Purchase Agreement, dated as of October 27, 2016, by and between Qualcomm River Holdings B.V. and NXP Semiconductors N.V., as amended by Amendment No. 1 to the Purchase Agreement, dated as of February 20, 2018, by and between Qualcomm River Holdings B.V. and NXP Semiconductors N.V. (1)	8-K	000-19528/ 18762502	4/19/2018	2.1
3.1	Amended and Restated Certificate of Incorporation	8-K	000-19528/ 18766678	4/20/2018	3.1
3.2	Amended and Restated Bylaws	8-K	000-19528/ 18957073	7/17/2018	3.1
4.1	Indenture, dated May 20, 2015, between the Company and U.S. Bank National Association, as trustee.	8-K	000-19528/ 15880967	5/21/2015	4.1
4.2	Officers’ Certificate, dated May 20, 2015, for the Floating Rate Notes due 2018, the Floating Rate Notes due 2020, the 1.400% Notes due 2018, the 2.250% Notes due 2020, the 3.000% Notes due 2022, the 3.450% Notes due 2025, the 4.650% Notes due 2035 and the 4.800% Notes due 2045.	8-K	000-19528/ 15880967	5/21/2015	4.2
4.3	Form of Floating Rate Notes due 2018.	8-K	000-19528/ 15880967	5/21/2015	4.3
4.4	Form of Floating Rate Notes due 2020.	8-K	000-19528/ 15880967	5/21/2015	4.4
4.5	Form of 1.400% Notes due 2018.	8-K	000-19528/ 15880967	5/21/2015	4.5
4.6	Form of 2.250% Notes due 2020.	8-K	000-19528/ 15880967	5/21/2015	4.6
4.7	Form of 3.000% Notes due 2022.	8-K	000-19528/ 15880967	5/21/2015	4.7
4.8	Form of 3.450% Notes due 2025.	8-K	000-19528/ 15880967	5/21/2015	4.8

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
4.9	Form of 4.650% Notes due 2035.	8-K	000-19528/ 15880967	5/21/2015	4.9
4.10	Form of 4.800% Notes due 2045.	8-K	000-19528/ 15880967	5/21/2015	4.10
4.11	Officers’ Certificate, dated May 26, 2017, for the Floating Rate Notes due 2019, the Floating Rate Notes due 2020, the Floating Rate Notes due 2023, the 1.850% Notes due 2019, the 2.100% Notes due 2020, the 2.600% Notes due 2023, the 2.900% Notes due 2024, the 3.250% Notes due 2027 and the 4.300% Notes due 2047.	8-K	000-19528/ 17882336	5/31/2017	4.2
4.12	Form of Floating Rate Notes due 2019.	8-K	000-19528/ 17882336	5/31/2017	4.3
4.13	Form of Floating Rate Notes due 2020.	8-K	000-19528/ 17882336	5/31/2017	4.4
4.14	Form of Floating Rate Notes due 2023.	8-K	000-19528/ 17882336	5/31/2017	4.5
4.15	Form of 1.850% Notes due 2019.	8-K	000-19528/ 17882336	5/31/2017	4.6
4.16	Form of 2.100% Notes due 2020.	8-K	000-19528/ 17882336	5/31/2017	4.7
4.17	Form of 2.600% Notes due 2023.	8-K	000-19528/ 17882336	5/31/2017	4.8
4.18	Form of 2.900% Notes due 2024.	8-K	000-19528/ 17882336	5/31/2017	4.9
4.19	Form of 3.250% Notes due 2027.	8-K	000-19528/ 17882336	5/31/2017	4.10
4.20	Form of 4.300% Notes due 2047.	8-K	000-19528/ 17882336	5/31/2017	4.11
4.21	Officers’ Certificate, dated May 31, 2018, for the New 2019 Floating Rate Notes, the New 2020 Floating Rate Notes and the New 2019 Fixed Rate Notes	8-K	000-19528/ 18880177	6/5/2018	4.2
4.22	Form of Floating Rate Rule 144A Global Note due 2019	8-K	000-19528/ 18880177	6/5/2018	4.3
4.23	Form of Floating Rate Regulation S Global Note due 2019	8-K	000-19528/ 18880177	6/5/2018	4.4
4.24	Form of Floating Rate Rule 144A Global Note due 2020	8-K	000-19528/ 18880177	6/5/2018	4.5
4.25	Form of Floating Rate Regulation S Global Note due 2020	8-K	000-19528/ 18880177	6/5/2018	4.6
4.26	Form of 1.850% Rule 144A Global Note due 2019	8-K	000-19528/ 18880177	6/5/2018	4.7
4.27	Form of 1.850% Regulation S Global Note due 2019	8-K	000-19528/ 18880177	6/5/2018	4.8
4.28	Registration Rights Agreement, dated as of May 31, 2018	8-K	000-19528/ 18880177	6/5/2018	4.9
10.47	Amendment No. 1, dated as of April 20, 2018, among QUALCOMM Incorporated, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, to the Credit Agreement dated as of November 8, 2016, among QUALCOMM Incorporated, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	8-K	000-19528/ 18771694	4/24/2018	10.1
10.48	Amendment No. 1, dated as April 20, 2018, among QUALCOMM Incorporated, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, to the Credit Agreement dated as of March 6, 2018, among QUALCOMM Incorporated, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	8-K	000-19528/ 18771694	4/24/2018	10.2
10.63	Qualcomm Incorporated Executive Officer Change in Control Severance Plan	8-K	000-19528/ 18859830	5/25/2018	10.1

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
10.64	Amendment No. 2, dated as of June 11, 2018, among QUALCOMM Incorporated, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, to the Credit Agreement dated as of March 6, 2018, among QUALCOMM Incorporated, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	8-K	000-19528/ 18896982	6/13/2018	10.1
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steve Mollenkopf.					X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George S. Davis.					X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Steve Mollenkopf.					X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for George S. Davis.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.					X
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

Dated: July 25, 2018