Form 10-Q
period 2018-12-30
QUALCOMM INC/DE
filed 2019-01-30
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on January 28, 2019, was as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,210,305,693

QUALCOMM INCORPORATED
Form 10-Q
For the Quarter Ended December 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	December 30, 2018	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$10,066	$11,777
Marketable securities	249	311
Accounts receivable, net	3,426	2,904
Inventories	1,698	1,693
Other current assets	855	699
Total current assets	16,294	17,384
Deferred tax assets	3,923	936
Property, plant and equipment, net	2,932	2,975
Goodwill	6,295	6,498
Other intangible assets, net	2,746	2,955
Other assets	2,056	1,970
Total assets	$34,246	$32,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,422	$1,825
Payroll and other benefits related liabilities	821	1,081
Unearned revenues	484	500
Short-term debt	998	1,005
Other current liabilities	6,831	6,978
Total current liabilities	10,556	11,389
Unearned revenues	1,420	1,620
Income taxes payable	2,174	2,312
Long-term debt	15,388	15,365
Other liabilities	1,091	1,225
Total liabilities	30,629	31,911

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,210 and 1,219 shares issued and outstanding, respectively	—	—
Retained earnings	3,415	542
Accumulated other comprehensive income	202	265
Total stockholders’ equity	3,617	807
Total liabilities and stockholders’ equity	$34,246	$32,718

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 30, 2018	December 24, 2017
Revenues:
Equipment and services	$3,754	$4,704
Licensing	1,088	1,331
Total revenues	4,842	6,035
Costs and expenses:
Cost of revenues	2,188	2,663
Research and development	1,269	1,420
Selling, general and administrative	526	773
Other	149	1,183
Total costs and expenses	4,132	6,039
Operating income (loss)	710	(4)
Interest expense	(156)	(170)
Investment and other income, net	5	114
Income (loss) before income taxes	559	(60)
Income tax benefit (expense)	509	(5,923)
Net income (loss)	$1,068	$(5,983)

Basic earnings (loss) per share	$0.88	$(4.05)
Diluted earnings (loss) per share	$0.87	$(4.05)
Shares used in per share calculations:
Basic	1,213	1,477
Diluted	1,223	1,477

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended
	December 30, 2018	December 24, 2017
Net income (loss)	$1,068	$(5,983)
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation losses	(24)	(5)
Reclassification of foreign currency translation losses included in net income (loss)	3	—
Reclassification of net other-than-temporary losses on available-for-sale securities included in net income (loss)	—	1
Net unrealized (losses) gains on other available-for-sale securities	(5)	4
Reclassification of net realized gains on available-for-sale securities included in net income (loss)	(1)	(1)
Net unrealized gains on derivative instruments	16	2
Reclassification of net realized (gains) losses on derivative instruments included in net income (loss)	(1)	1
Total other comprehensive (loss) income	(12)	2
Comprehensive income (loss)	$1,056	$(5,981)

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 30, 2018	December 24, 2017
Operating Activities:
Net income (loss)	$1,068	$(5,983)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	353	363
Income tax provision (less than) in excess of income tax payments	(663)	5,694
Non-cash portion of share-based compensation expense	230	248
Net losses (gains) on marketable securities and other investments	37	(23)
Indefinite and long-lived asset impairment charges	150	—
Impairment losses on marketable securities and other investments	9	9
Other items, net	(36)	(25)
Changes in assets and liabilities:
Accounts receivable, net	415	581
Inventories	(18)	162
Other assets	(148)	(62)
Trade accounts payable	(403)	(248)
Payroll, benefits and other liabilities	(576)	1,121
Unearned revenues	(62)	(75)
Net cash provided by operating activities	356	1,762
Investing Activities:
Capital expenditures	(152)	(226)
Purchases of debt and equity marketable securities	—	(5,627)
Proceeds from sales and maturities of debt and equity marketable securities	35	2,704
Acquisitions and other investments, net of cash acquired	(56)	(122)
Proceeds from other investments	23	10
Other items, net	(2)	—
Net cash used by investing activities	(152)	(3,261)
Financing Activities:
Proceeds from short-term debt	1,784	2,116
Repayment of short-term debt	(1,790)	(1,149)
Proceeds from issuance of common stock	28	134
Repurchases and retirements of common stock	(1,019)	(225)
Dividends paid	(750)	(844)
Payments of tax withholdings related to vesting of share-based awards	(139)	(192)
Other items, net	(1)	(5)
Net cash used by financing activities	(1,887)	(165)
Changes in cash and cash equivalents held for sale	(25)	—
Effect of exchange rate changes on cash and cash equivalents	(3)	(3)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,711)	(1,667)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	11,777	37,029
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$10,066	$35,362

Reconciliation to the condensed consolidated balance sheets
Cash and cash equivalents	$10,066	$33,362
Restricted cash and restricted cash equivalents included in other assets	—	2,000
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$10,066	$35,362
See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies Update
Financial Statement Preparation. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three-month periods ended December 30, 2018 and December 24, 2017 included 13 weeks.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.
Revision of Prior Period Financial Statements. In connection with the preparation of our condensed consolidated financial statements for the three months ended December 30, 2018, we identified an immaterial error related to the recognition of certain royalty revenues of our QTL (Qualcomm Technology Licensing) segment in the quarterly and annual periods in fiscal 2018 and third and fourth quarters and annual period in fiscal 2017. In accordance with SAB No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we evaluated the error and determined that the related impact was not material to our financial statements for any prior annual or interim period, but that correcting the cumulative impact of the error would be significant to our results of operations for the three months ended December 30, 2018. Accordingly, we have revised our consolidated balance sheets at September 30, 2018 and September 24, 2017 and condensed (if applicable) consolidated statements of operations, comprehensive income (loss) and cash flows for the years ended September 30, 2018 and September 24, 2017, and the three months periods ended September 30, 2018, June 24, 2018, March 25, 2018, December 24, 2017, September 24, 2017 and June 25, 2017, including the related notes presented herein, as applicable. A summary of revisions to our previously reported financial statements is presented in Note 11. We will also correct previously reported financial information for such immaterial error in our future filings, as applicable.
Earnings (Loss) Per Common Share. Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under our share-based compensation plans and shares subject to accelerated share repurchase agreements, if any, and the weighted-average number of common shares outstanding during the reporting period. Due to the net loss for the three months ended December 24, 2017, all of the common share equivalents issuable under share-based compensation plans had an anti-dilutive effect and were therefore excluded from the computation of diluted loss per share. The following table provides information about the diluted earnings (loss) per share calculation (in millions):

	Three Months Ended
	December 30, 2018	December 24, 2017
Dilutive common share equivalents included in diluted shares	10.3	—
Shares of common stock equivalents not included because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period	11.7	46.0

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Share-Based Compensation. Total share-based compensation expense, related to all of our share-based awards, was comprised as follows (in millions):

	Three Months Ended
	December 30, 2018	December 24, 2017
Cost of revenues	$8	$10
Research and development	157	156
Selling, general and administrative	65	82
Share-based compensation expense before income taxes	230	248
Related income tax benefit	(48)	(49)
	$182	$199
At December 30, 2018, total unrecognized compensation expense related to nonvested restricted stock units granted prior to that date was $1.5 billion, which is expected to be recognized over a weighted-average period of 2.3 years. At December 30, 2018, we had outstanding 29.4 million restricted stock units that contain only a service requirement and 3.9 million stock options.
Recently Adopted Accounting Pronouncements.
Revenue Recognition: In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to revenue recognition (ASC 606), which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition accounting guidance. The new accounting guidance defines a five-step approach that requires a company to recognize revenue as control of goods or services transfers to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. We adopted ASC 606 in the first quarter of fiscal 2019 using the modified retrospective transition method only to those contracts that were not completed as of October 1, 2018. We recognized the cumulative effect of initially applying the new revenue accounting guidance as an adjustment to opening retained earnings. Prior period results have not been restated and continue to be reported in accordance with the accounting guidance in effect for those periods (ASC 605). We have implemented new accounting policies, systems, processes and internal controls necessary to support the requirements of ASC 606.
Adoption of this new accounting guidance most significantly impacts the timing of sales-based royalty revenues, which are the vast majority of our QTL segment’s revenues. Previously, we recognized sales-based royalties as revenues in the period in which such royalties were reported by licensees, which was after the conclusion of the quarter in which the licensees’ sales occurred and when all other revenue recognition criteria had been met. Under the new accounting guidance, we estimate and recognize sales-based royalties in the period in which the associated sales occur, subject to certain constraints on our ability to estimate such amounts, resulting in an acceleration of revenue recognition compared to the historical method. Since we do not invoice for sales-based royalties recognized in any given quarter until after the conclusion of that quarter (which is generally the following quarter when such royalties are reported by licensees), revenues recognized from sales-based royalties results in unbilled receivables (included in accounts receivable, net on the condensed consolidated balance sheet). The adoption of ASC 606 did not otherwise have a material impact.
The new accounting guidance also impacts the timing of recognizing certain customer incentives, which are recorded as a reduction to revenues in the period that the related revenues are earned. We previously accounted for certain customer incentive arrangements, including volume-related and other pricing rebates or cost reimbursements for marketing and other activities involving certain of our products and technologies, in part based on the maximum potential liability. Under the new accounting guidance, we estimate the amount of all customer incentives.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the cumulative effects of adopting the new revenue accounting guidance (substantially all of which related to the impact to QTL’s sales-based royalties) on our condensed consolidated balance sheet at October 1, 2018 (in millions):

	Balance as of September 30, 2018	Adjustment	Opening Balance as of October 1, 2018
Assets
Accounts receivable, net	$2,904	$957	$3,861
Other current assets	699	1	700
Deferred tax assets	936	(98)	838
Other assets	1,970	1	1,971

Liabilities
Unearned revenues, current	$500	$6	$506
Other current liabilities	6,978	125	7,103
Unearned revenues	1,620	(110)	1,510

Stockholders’ equity
Retained earnings	$542	$840	$1,382
The following tables summarize the impacts of adopting the new revenue accounting guidance on our condensed consolidated balance sheet and statement of operations (in millions):

	As of December 30, 2018
Balance Sheet	As Reported ASC 606	Adjustment	ASC 605
Assets
Accounts receivable, net	$3,426	$(845)	$2,581
Other current assets	855	23	878
Deferred tax assets	3,923	56	3,979
Other assets	2,056	1	2,057

Liabilities
Unearned revenues, current	$484	4	$488
Other current liabilities	6,831	(271)	6,560
Unearned revenues	1,420	309	1,729

Stockholders’ equity
Retained earnings	$3,415	$(807)	$2,608

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended December 30, 2018
Statement of Operations	As Reported ASC 606	Adjustment	ASC 605
Revenues
Equipment and services	$3,754	$(15)	$3,739
Licensing	1,088	51	1,139
Investment and other income, net	5	2	7
Income tax benefit	509	(5)	504
Net income	1,068	33	1,101
Adoption of the new accounting guidance had no impact to net cash provided (used) by operating, financing or investing activities on our condensed consolidated statement of cash flows in the first quarter of fiscal 2019.
Financial Assets: In January 2016, the FASB issued new accounting guidance on classifying and measuring financial instruments, which requires that all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings in the statement of operations. Additionally, it changes the disclosure requirements for financial instruments. We adopted the new accounting guidance in the first quarter of fiscal 2019 using the modified retrospective transition method for investments in marketable securities, which have readily determinable fair values, with the cumulative effect of applying the new accounting guidance recognized as an adjustment to opening retained earnings. Upon adoption, we reclassified $50 million of unrealized gains, net of the associated tax effects, related to our investments in marketable securities from accumulated other comprehensive income to opening retained earnings. We have applied the prospective transition method for investments in non-marketable securities, which are investments in privately held companies that do not have readily determinable fair values and will recognize any unrealized gains that have accumulated in the period in which there is an observable transaction, if any.
Hedge Instruments: In August 2017, the FASB issued new accounting guidance that expands and refines hedge accounting for both financial and non-financial risks, aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements, and includes targeted improvements related to the assessment of hedge effectiveness. The new accounting guidance also modifies disclosure requirements for hedging activities. We adopted the new accounting guidance in the first quarter of 2019 using the modified retrospective transition method and recorded a negligible adjustment to opening retained earnings. The new accounting guidance did not have a material impact on our condensed consolidated financial statements.
Statement of Cash Flows: In August 2016, the FASB issued new accounting guidance related to the classification of certain cash receipts and cash payments in the statement of cash flows. We adopted the new accounting guidance in the first quarter of fiscal 2019 using the retrospective transition method for each period presented, which did not have a material impact on our condensed consolidated statements of cash flows.
In November 2016, the FASB issued new accounting guidance that requires companies to include changes in restricted cash and cash equivalents in the statement of cash flows. As a result, the statement of cash flows no longer reflects transfers between cash and cash equivalents and restricted cash and cash equivalents. We adopted the new accounting guidance in the first quarter of fiscal 2019 using the retrospective transition method, which will result in certain amounts in fiscal 2018 being adjusted to conform to the new accounting guidance. During fiscal 2018, we had restricted cash and cash equivalents related to funds deposited as collateral for outstanding letters of credit in connection with a then proposed acquisition. Restricted cash and cash equivalents related to the outstanding letters of credit totaled $2.0 billion at the end of the fourth quarter of fiscal 2017 and first quarter of fiscal 2018. There was no impact of this change on the activity presented within the statement of cash flows for the three months ended December 24, 2017.
Income Taxes. In October 2016, the FASB issued new accounting guidance that changes the accounting for the income tax effects of intra-entity transfers of assets other than inventory. Under the new accounting guidance, the selling (transferring) entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset. We adopted the new accounting guidance in the first quarter of fiscal 2019 using the modified retrospective transition method, with the cumulative effect of applying the new accounting guidance recognized as an adjustment to opening retained earnings of $2.6 billion, primarily as the result of establishing a

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

deferred tax asset on the basis difference of certain intellectual property distributed from one of our foreign subsidiaries to a subsidiary in the United States in fiscal 2018 (Note 3). The ongoing impact of this accounting guidance will be dependent on the facts and circumstances of any transactions within its scope.
Recent Accounting Pronouncements Not Yet Adopted.
Leases: In February 2016, the FASB issued new accounting guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease accounting guidance. The new accounting guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. We will adopt the new accounting guidance in the first quarter of fiscal 2020 and expect to use the modified retrospective approach and to elect certain practical expedients, with the cumulative effect of applying the new accounting guidance recognized as an adjustment to opening retained earnings in the year of adoption. We are in the process of determining the effects the adoption will have on our consolidated financial statements.
Financial Assets. In June 2016, the FASB issued new accounting guidance that changes the accounting for recognizing impairments of financial assets. Under the new accounting guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new accounting guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The new accounting guidance will be effective for us starting in the first quarter of fiscal 2021 and generally requires the modified retrospective transition method, with the cumulative effect of applying the new accounting guidance recognized as an adjustment to opening retained earnings in the year of adoption, except for certain financial assets where the prospective transition method is required, such as available-for-sale debt securities for which an other-than-temporary impairment has been recorded. Early adoption is permitted starting in the first quarter of fiscal 2020. We are in the process of determining the effects the adoption will have on our consolidated financial statements and whether to adopt the new accounting guidance early.
Accounting Policy Update.
Revenue Recognition. As a result of the adoption of ASC 606, we revised our revenue recognition policy beginning in fiscal 2019 as follows.
We derive revenues principally from sales of integrated circuit products and licensing of our intellectual property. We also generate revenues by performing software hosting, software development and other services and from other product sales. The timing of revenue recognition and the amount of revenue actually recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of our performance obligations.
Revenues from sales of our products are recognized upon transfer of control to the customer, which is generally at the time of shipment. Revenues from providing services are typically recognized over time as the performance obligation is satisfied. Revenues from providing services were less than 5% of total revenues for all periods presented.
We grant licenses or otherwise provide rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products. Licensees pay royalties based on their sales of products incorporating or using our licensed intellectual property and may also pay a fixed license fee in one or more installments. Sales-based royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of complete licensed products, net of certain permissible deductions (including transportation, insurance, packing costs and other items). We broadly provide per unit royalty caps that apply to certain categories of complete wireless devices, namely smartphones, tablets and laptops, which in general, effectively provide for a maximum royalty amount per device. We estimate and recognize sales-based royalties on such licensed products in the period in which the associated sales occur, subject to certain constraints on our ability to estimate such royalties. Our estimates of sales-based royalties are based largely on an assessment of the volume of devices supplied into the market that incorporate or use our licensed intellectual property. We estimate sales-based royalties taking into consideration the mix of such sales on a licensee-by-licensee basis, as well as the licensees’ average wholesale prices of such products, and considers all information (historical, current and forecasted) that is reasonably available to us. Our licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter, which is generally the following quarter. As a result of recognizing revenues in the period in which the licensees’ sales occur using estimates, adjustments to revenues will be required in subsequent periods to reflect changes in estimates as new information becomes available, primarily resulting from actual amounts reported by our licensees.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

License agreements that require payment of license fees contain a single performance obligation that represent ongoing access to a portfolio of intellectual property over the license term since such agreements provide the licensee the right to access a portfolio of intellectual property that exists at inception of the license agreement and to updates and new intellectual property that is added to the licensed portfolio during the term of the agreement that are highly interdependent or interrelated. Since we expect to expend efforts to develop and transfer updates to our licensed portfolio on an even basis, license fees are recognized as revenues on a straight-line basis over the estimated period of benefit of the license to the licensee.
We account for a contract when it is legally enforceable, the parties are committed to perform their respective obligations, the rights of the parties regarding the goods and/or services to be transferred are identified, payment terms are identified, the contract has commercial substance and collectability of substantially all of the consideration is probable.
From time to time, companies initiate various strategies to attempt to renegotiate, reduce and/or eliminate their need to pay royalties to us for the use of our intellectual property. Certain licensees have disputed, underreported, underpaid, not reported and/or not paid royalties owed to us under their license agreements with us or reported to us in a manner that is not in compliance with their contractual obligations, and such licensees may continue to do so in the future. In such cases, we estimate and recognize licensing revenues only when we have a contract, as defined in ASC 606, and to the extent it is probable that a significant reversal of cumulative revenues recognized will not occur. We analyze the risk of a significant revenue reversal considering both the likelihood and magnitude of the reversal and, if necessary, constrain the amount of estimated revenues recognized in order to mitigate this risk, which may result in recognizing revenues less than amounts contractually owed to us.
We measure revenues based on the amount of consideration we expect to receive in exchange for products or services. We record reductions to revenues for customer incentive arrangements, including volume-related and other pricing rebates and cost reimbursements for marketing and other activities involving certain of our products and technologies, in the period that the related revenues are earned. The charges for such arrangements are recorded as a reduction to accounts receivable, net or as other current liabilities based on whether we have the contractual right of offset. Certain of these charges are considered variable consideration and are included in the transaction price based on estimating the most likely amount expected to be provided to the customer/licensee.
Revenues recognized from sales of our products and sales-based royalties are generally included in accounts receivable, net (including certain unbilled receivables) based on our unconditional right to payment for satisfied or partially satisfied performance obligations.
We disaggregate our revenues by segment (Note 7) and type of product and services (as presented in our statement of operations), as we believe this best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. Substantially all of QCT’s revenues consist of equipment revenues, which are recognized at a point in time, and substantially all of QTL’s revenues represent licensing revenues that are recognized over time.
Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were $72 million in the first quarter of fiscal 2019 and primarily relate to QTL royalty revenues recognized related to devices sold in prior periods and certain customer incentives.
Unearned revenues (which are considered contract liabilities) consist primarily of license fees for intellectual property with continuing performance obligations. In the first quarter of fiscal 2019, we recognized revenues of $133 million that were included within the unearned revenues balance at October 1, 2018.
Remaining performance obligations, substantially all of which are included in unearned revenues, represent the aggregate amount of the transaction price of certain customer contracts yet to be recognized as revenues as of the end of the reporting period and exclude revenues related to (a) contracts that have an original expected duration of one year or less and (b) sales-based royalties (i.e., future royalty revenues) pursuant to our license agreements. Our remaining performance obligations are primarily comprised of certain customer contracts for which QTL received license fees upfront. At December 30, 2018, we had $2.0 billion of remaining performance obligations, of which $411 million, $450 million, $415 million, $409 million and $193 million was expected to be recognized as revenues for the remainder of fiscal 2019 and each of the subsequent four years from fiscal 2020 through 2023, respectively, and $77 million thereafter.
Marketable Securities and Non-Marketable Securities. Prior to the adoption of the new accounting guidance in the first quarter of fiscal 2019, investments in marketable equity securities were generally classified as available-for-sale equity investments, with net unrealized gains or losses recorded as a component of accumulated other comprehensive income, net of

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

income taxes. Beginning in fiscal 2019, all gains and losses on investments in marketable equity securities, realized and unrealized, are recognized in investment and other income, net.
Prior to the adoption of the new accounting guidance in the first quarter of fiscal 2019, investments in non-marketable equity securities were recorded at cost less impairment, if any, with any losses resulting from an impairment recognized in investment and other income, net. Beginning in fiscal 2019, investments in non-marketable equity securities are recorded at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar securities. All gains and losses on investments in non-marketable equity securities, realized and unrealized, are recognized in investment and other income, net.
Note 2. Composition of Certain Financial Statement Items

Accounts Receivable (in millions)
	December 30, 2018	September 30, 2018
Trade, net of allowances for doubtful accounts of $47 and $56, respectively	$2,330	$2,667
Unbilled receivables	1,072	201
Other	24	36
	$3,426	$2,904
The increase in unbilled receivables was primarily due to the adoption of ASC 606 (Note 1). Accounts receivable at December 30, 2018 and September 30, 2018 included approximately $960 million related to the short payment in the second quarter of fiscal 2017 of royalties reported by and deemed collectible from Apple’s contract manufacturers. This same amount was recorded in customer-related liabilities (in other current liabilities) for Apple, since we do not have the contractual right to offset these amounts.

Inventories (in millions)
	December 30, 2018	September 30, 2018
Raw materials	$79	$72
Work-in-process	763	715
Finished goods	856	906
	$1,698	$1,693
Equity Method and Non-marketable Equity Investments. The carrying values of our equity method and non-marketable equity investments are recorded in other noncurrent assets and were as follows (in millions):

	December 30, 2018	September 30, 2018
Equity method investments	$386	$402
Non-marketable equity investments	708	650
	$1,094	$1,052

Other Current Liabilities (in millions)
	December 30, 2018	September 30, 2018
Customer incentives and other customer-related liabilities	$3,494	$3,500
Accrual for EC fine (Note 6)	1,155	1,167
Income taxes payable	484	453
RF360 Holdings put and call option	1,141	1,137
Other	557	721
	$6,831	$6,978

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Income, Costs and Expenses. Other expenses in the three months ended December 30, 2018 included $180 million in restructuring and restructuring-related charges related to our Cost Plan (Note 8), partially offset by a $31 million benefit related to a favorable legal settlement.
Other expenses in the three months ended December 24, 2017 consisted of a $1.2 billion charge related to the European Commission (EC) fine (Note 6).

Investment and Other Income, Net (in millions)
	Three Months Ended
	December 30, 2018	December 24, 2017
Interest and dividend income	$74	$126
Net (losses) gains on marketable securities	(72)	10
Net gains on other investments	35	13
Impairment losses on marketable securities and other investments	(9)	(9)
Net losses on derivative investments	(8)	(1)
Equity in net losses of investees	(21)	(21)
Net gains (losses) on foreign currency transactions	6	(4)
	$5	$114
Note 3. Income Taxes
The 2017 Tax Cuts and Jobs Act (the Tax Legislation) significantly revised the United States corporate income tax by, among other things, lowering the corporate income tax rate to 21% and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (the Toll Charge). The Tax Legislation fundamentally changed the taxation of multinational entities, including a shift from a system of worldwide taxation with deferral to a hybrid territorial system, featuring a participation exemption regime with current taxation of certain foreign income, a minimum tax on low-taxed foreign earnings, and new measures to deter base erosion and promote U.S. production. As a fiscal-year taxpayer, certain provisions of the Tax Legislation became effective starting at the beginning of fiscal 2019, including new taxes due on certain foreign income, such as GILTI (global intangible low-taxed income), BEAT (base-erosion and anti-abuse tax) and FDII (foreign-derived intangible income). In response to the Tax Legislation, we implemented certain tax restructuring in fiscal 2018 and 2019. As a result, substantially all of our income is in the U.S. and qualifies for preferential treatment as FDII, and the impact of GILTI and BEAT are negligible. Accordingly, our estimated annual effective tax rate for fiscal 2019 reflects the effects of these components of the Tax Legislation. Our annual effective tax rate for fiscal 2018 reflected a blended federal statutory rate of approximately 25%.
Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), we have finalized the accounting for the income tax effects of the Tax Legislation, including the effects of the Toll Charge.
As a result of the Tax Legislation, in fiscal 2019, several of our foreign subsidiaries made tax elections (commonly referred to as “check-the-box” elections) to be treated as U.S. branches for federal income tax purposes effective beginning in fiscal 2018 and 2019. We believe that by these foreign subsidiaries being treated as U.S. branches for federal income taxes, rather than controlled foreign corporations, we will significantly reduce the risk of being subject to GILTI and BEAT taxes. As a result of making these check-the-box elections in the first quarter of fiscal 2019, we recorded a tax benefit of $570 million due to establishing new U.S. net deferred tax assets resulting from the difference between the GAAP basis and the U.S. federal tax carryover basis of the existing assets and liabilities of those foreign subsidiaries, primarily related to customer incentive liabilities that have not been deducted for tax purposes. Additionally, during fiscal 2018, one of our foreign subsidiaries distributed certain intellectual property to a U.S. subsidiary resulting in a difference between the GAAP basis and the U.S. federal tax basis of the distributed intellectual property. Upon adoption of new accounting guidance in the first quarter of fiscal 2019, we recorded through retained earnings a deferred tax asset of approximately $2.6 billion, primarily related to the distributed intellectual property, with an adjustment to opening retained earnings (Note 1).
We estimate our annual effective income tax rate to be approximately 7% benefit for fiscal 2019, which includes the impact of the tax benefit of $570 million due to establishing new U.S. net deferred tax assets from making certain check-the-box elections. The estimated annual effective tax rate for fiscal 2019 also reflects benefits from its FDII deduction and research and development tax credits.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The annual effective tax rate for fiscal 2018 was impacted by the combined effect of the Toll Charge, the remeasurement of deferred tax assets and liabilities and our decision to no longer indefinitely reinvest certain foreign earnings, all of which resulted from the Tax Legislation. The annual effective tax rate for fiscal 2018 was also impacted by the termination fee paid to NXP Semiconductors N.V. (NXP), the EC fine, settlement with the Taiwan Fair Trade Commission (TFTC), allocation of expenses to our U.S. operations and new Singapore tax incentives.
The effective tax rate of 91% benefit for the first quarter of fiscal 2019 was lower than the estimated annual effective tax rate of 7% benefit primarily due to the tax benefit of $570 million, which was recorded discretely in the first quarter.
Unrecognized tax benefits were $223 million and $217 million at December 30, 2018 and September 30, 2018, respectively. We believe that it is reasonably possible that the total amounts of unrecognized tax benefits at December 30, 2018 may increase or decrease in the next 12 months.
The United States Treasury Department has issued proposed regulations on several provisions of the Tax Legislation, including foreign tax credits, GILTI, BEAT and interest expense deduction limitations, which are expected to be finalized in the next several months. When finalized, these proposed regulations may adversely affect our provision for income taxes, results of operations and/or cash flow.
We are subject to income taxes in the United States and numerous foreign jurisdictions and are currently under examination by various tax authorities worldwide, most notably in countries where we earn a routine return and tax authorities believe substantial value-add activities are performed. These examinations are at various stages with respect to assessments, claims, deficiencies and refunds, many of which are open for periods after fiscal 2000. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts give rise to a revision become known. As of December 30, 2018, we believe that adequate amounts have been reserved for based on facts known. However, the final determination of tax audits and any related legal proceedings could materially differ from amounts reflected in our income tax provision and the related accruals.
Note 4. Stockholders’ Equity
Changes in stockholders’ equity in the three months ended December 30, 2018 were as follows (in millions):

Total Stockholders’ Equity
Balance at September 30, 2018	$807
Cumulative effect of accounting changes (Note 1)	3,403
Net income	1,068
Other comprehensive loss	(12)
Common stock issued under employee benefit plans and related tax benefits	27
Share-based compensation	249
Tax withholdings related to vesting of share-based payments	(139)
Dividends	(767)
Stock repurchases	(1,019)
Balance at December 30, 2018	$3,617

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated Other Comprehensive Income. Changes in the components of accumulated other comprehensive income, net of income taxes, in stockholders’ equity in the three months ended December 30, 2018 were as follows (in millions):

	Foreign Currency Translation Adjustment	Noncredit Other-than-Temporary Impairment Losses and Subsequent Changes in Fair Value for Certain Available-for-Sale Debt Securities	Net Unrealized Gain (Loss) on Other Available-for-Sale Securities	Net Unrealized (Loss) Gain on Derivative Instruments	Other Gains	Total Accumulated Other Comprehensive Income
Balance at September 30, 2018	$11	$23	$243	$(13)	$1	$265
Other comprehensive (loss) income before reclassifications	(24)	—	(5)	16	—	(13)
Reclassifications from accumulated other comprehensive income	3	—	(51)	(2)	—	(50)
Other comprehensive (loss) income	(21)	—	(56)	14	—	(63)
Balance at December 30, 2018	$(10)	$23	$187	$1	$1	$202
Reclassifications from accumulated other comprehensive income included adjustments of $51 million to the opening retained earnings balance as a result of the adoption of new accounting guidance in the first quarter of fiscal 2019 related to financial instruments and hedge instruments (Note 1). Reclassifications from accumulated other comprehensive income (excluding adjustments to opening retained earnings) related to available-for-sale securities were negligible in the three months ended December 30, 2018 and December 24, 2017 and were recorded in investment and other income, net (Note 2).
Stock Repurchase Program. On July 26, 2018, we announced a stock repurchase program authorizing us to repurchase up to $30 billion of our common stock. The stock repurchase program has no expiration date.
In September 2018, we entered into three accelerated share repurchase agreements (ASR Agreements) with three financial institutions under which we paid an aggregate of $16.0 billion upfront and received an initial delivery of 178.4 million shares of our common stock, which were retired. The final number of shares to be repurchased will be based on the volume-weighted average stock price of our common stock during the terms of the transactions, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements, and will also be retired upon delivery to us. The ASR Agreements are scheduled to terminate in early September 2019 but may terminate earlier in certain circumstances. At settlement, one or more of the financial institutions may be required to deliver additional shares of common stock to us, or under certain circumstances, we may be required to deliver shares of common stock or make a cash payment to one or more of the financial institutions, with the method of settlement at our election.
In the three months ended December 30, 2018 and December 24, 2017, we repurchased and retired 16.8 million and 3.7 million shares for $1.0 billion and $225 million, respectively, before commissions. To reflect share repurchases in the consolidated balance sheet, we (i) reduce common stock for the par value of the shares, (ii) reduce paid-in capital for the amount in excess of par to zero during the quarter in which the shares are repurchased and (iii) record the residual amount to retained earnings. At December 30, 2018, $7.8 billion remained authorized for repurchase under our stock repurchase program.
Dividends. Cash dividends announced in the three months ended December 30, 2018 and December 24, 2017 were $0.62 and $0.57 per share, respectively. Dividends charged to retained earnings in the three months ended December 30, 2018 and December 24, 2017 were $767 million and $862 million, respectively. On January 14, 2019, we announced a cash dividend of $0.62 per share on our common stock, payable on March 28, 2019 to stockholders of record as of the close of business on March 7, 2019.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5. Debt
Revolving Credit Facility. We have an Amended and Restated Revolving Credit Facility (2016 Amended and Restated Revolving Credit Facility) that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $5.0 billion, of which $530 million and $4.47 billion will expire in February 2020 and November 2021, respectively. Proceeds from the Amended and Restated Revolving Credit Facility are expected to be used for general corporate purposes. Loans under the 2016 Amended and Restated Revolving Credit Facility will bear interest, at our option, at either the reserve-adjusted Eurocurrency Rate (determined in accordance with the 2016 Amended and Restated Revolving Credit Facility) or the Base Rate (determined in accordance with the 2016 Amended and Restated Revolving Credit Facility), in each case plus an applicable margin based on our long-term unsecured senior, non-credit enhanced debt ratings. The margins over the reserve-adjusted Eurocurrency Rate and the Base Rate will be 0.805% and 0.00% per annum, respectively. The 2016 Amended and Restated Revolving Credit Facility has a facility fee, which accrues at a rate of 0.07% per annum. At December 30, 2018 and September 30, 2018, we had not borrowed any funds under the 2016 Amended and Restated Revolving Credit Facility.
Commercial Paper Program. We have an unsecured commercial paper program, which provides for the issuance of up to $5.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. Maturities of commercial paper can range from 1 day to up to 397 days. At December 30, 2018 and September 30, 2018, we had $1.0 billion of outstanding commercial paper included in short-term debt with a weighted-average interest rate of 2.55% and 2.35%, respectively, which included fees paid to the commercial paper dealers, and weighted-average remaining days to maturity of 26 days and 16 days, respectively. The carrying value of the outstanding commercial paper approximated its estimated fair value at December 30, 2018 and September 30, 2018.
Long-term Debt. The following table provides a summary of our long-term debt (in millions, except percentages):

	December 30, 2018		September 30, 2018
	Amount	Effective Rate	Amount	Effective Rate
May 2015 Notes
Floating-rate three-month LIBOR plus 0.55% notes due May 20, 2020	$250	3.25%	$250	2.93%
Fixed-rate 2.25% notes due May 20, 2020	1,750	3.18%	1,750	3.13%
Fixed-rate 3.00% notes due May 20, 2022	2,000	3.66%	2,000	3.73%
Fixed-rate 3.45% notes due May 20, 2025	2,000	3.46%	2,000	3.46%
Fixed-rate 4.65% notes due May 20, 2035	1,000	4.73%	1,000	4.73%
Fixed-rate 4.80% notes due May 20, 2045	1,500	4.72%	1,500	4.72%
May 2017 Notes
Floating-rate three-month LIBOR plus 0.73% notes due January 30, 2023	500	3.32%	500	3.14%
Fixed-rate 2.60% notes due January 30, 2023	1,500	2.70%	1,500	2.70%
Fixed-rate 2.90% notes due May 20, 2024	1,500	3.01%	1,500	3.01%
Fixed-rate 3.25% notes due May 20, 2027	2,000	3.46%	2,000	3.46%
Fixed-rate 4.30% notes due May 20, 2047	1,500	4.47%	1,500	4.47%
Total principal	15,500		15,500
Unamortized discount, including debt issuance costs	(82)		(85)
Hedge accounting fair value adjustments	(30)		(50)
Total long-term debt	$15,388		$15,365
Reported as:
Short-term debt	$—		$—
Long-term debt	15,388		15,365
Total	$15,388		$15,365
At December 30, 2018 and September 30, 2018, the aggregate fair value of the notes, based on Level 2 inputs, was approximately $14.8 billion and $15.1 billion, respectively.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
At December 30, 2018, we had outstanding interest rate swaps with an aggregate notional amount of $1.8 billion related to the May 2015 Notes, which effectively converted approximately 43% and 50% of the fixed-rate notes due in 2020 and 2022, respectively, into floating-rate notes. The net gains and losses on the interest rate swaps, as well as the offsetting gains or losses on the related fixed-rate notes attributable to the hedged risks, are recorded as interest expense in the current period. We did not enter into similar interest rate swaps in connection with issuance of the May 2017 Notes.
The effective interest rates for the notes include the interest on the notes, amortization of the discount, which includes debt issuance costs, and if applicable, adjustments related to hedging. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes. Cash interest paid related to our commercial paper program and long-term debt, net of cash received from the related interest rate swaps, was $234 million and $257 million in the three months ended December 30, 2018 and December 24, 2017, respectively.
Debt Covenants. The 2016 Amended and Restated Revolving Credit Facility, requires that we comply with certain covenants, including one financial covenant to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization to consolidated interest expense, as defined in each of the respective agreements, of not less than three to one at the end of each fiscal quarter. We are not subject to any financial covenants under the notes nor any covenants that would prohibit us from incurring additional indebtedness ranking equal to the notes, paying dividends, issuing securities or repurchasing securities issued by us or our subsidiaries. At December 30, 2018 and September 30, 2018, we were in compliance with the applicable covenants under the 2016 Amended and Restated Revolving Credit Facility.
Note 6. Commitments and Contingencies
Legal and Regulatory Proceedings.
Apple Inc. (Apple) v. QUALCOMM Incorporated: On January 20, 2017, Apple filed a complaint against us in the United States District Court for the Southern District of California seeking declarations with respect to several of our patents and alleging that we breached certain agreements and violated federal antitrust and California state unfair competition laws. In its initial complaint, Apple sought declaratory judgments of non-infringement by Apple of nine of our patents, or in the alternative, a declaration of royalties Apple must pay for the patents. Apple further sought a declaration that our sale of baseband processor chipsets exhausts our patent rights for patents embodied in those chipsets. Separately, Apple sought to enjoin us from seeking excessive royalties from Apple and to disgorge royalties paid by Apple’s contract manufacturers that the court finds were not fair, reasonable and non-discriminatory (FRAND). Apple also claimed that our refusal to make certain payments to Apple under a Business Cooperation and Patent Agreement (Cooperation Agreement) constituted a breach of contract in violation of California law and sought damages in the amount of the unpaid payments, alleged to be approximately $1 billion. In addition, Apple claimed that we have refused to deal with competitors in contravention of our agreements with applicable standard setting organizations, have used our market position to impose contractual obligations on Apple that prevented Apple from challenging our licensing practices, have tied the purchase of our CDMA-enabled and “premium” LTE-enabled chipsets to licensing certain of our patents and have required Apple to purchase baseband processor chipsets exclusively from us as a condition of our payment to Apple of certain rebates, in violation of Section 2 of the Sherman Act and the California Unfair Competition Law. Apple sought injunctive relief with respect to these claims and a judgment awarding its expenses, costs and attorneys’ fees.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
On May 17, 2017, we filed a complaint (captioned QUALCOMM Incorporated v. Compal Electronics, Inc. et al.) in the United States District Court for the Southern District of California against certain of Apple’s contract manufacturers, Compal Electronics, Inc. (Compal), FIH Mobile, Ltd., Hon Hai Precision Industry Co., Ltd. (together with FIH Mobile, Ltd., Foxconn), Pegatron Corporation (Pegatron) and Wistron Corporation (Wistron), asserting claims for injunctive relief, specific performance, declaratory relief and damages stemming from the defendants’ breach of contracts by ceasing the payment of royalties for iPhones and other devices which they manufacture for Apple. On July 17, 2017, Compal, Foxconn, Pegatron and Wistron each filed third-party complaints for contractual indemnity against Apple seeking to join Apple as a party to the action. On July 18, 2017, Apple filed an answer to these third-party complaints acknowledging its indemnity agreements and consenting to be joined. On that same day, the defendants filed an Answer and Counterclaims to the complaint, asserting defenses and counterclaims similar to allegations previously made by Apple in the Apple Inc. v. QUALCOMM Incorporated case discussed above. In addition, the defendants asserted certain new claims, including claims under Section 1 of the Sherman Act and California’s Cartwright Act. The defendants seek damages, declaratory relief, injunctive relief, restitution of certain royalties and other relief. Also, on July 18, 2017, Apple filed a motion to consolidate this action with the Apple Inc. v. QUALCOMM Incorporated case. On September 13, 2017, the court granted Apple’s consolidation motion. Fact discovery is closed in these cases.
On August 31, 2018, Apple filed a motion for judgment on the pleadings that the court lacks subject matter jurisdiction over our counterclaim that our license offers to Apple have not violated our obligation to license standard-essential patents on FRAND terms. The same day, Apple filed motions for partial summary judgment on the following issues: that part of our claim for Apple’s alleged tortious interference with its contract manufacturers’ agreements is barred by the statute of limitations; that our claim for damages under the Cooperation Agreement is unfounded; and that certain of our patent rights are exhausted by the sale of our baseband processor chipsets. On November 8, 2018, the court ruled on Apple’s motion regarding its alleged tortious interference, holding that Apple is not liable for tortious interference that occurred prior to January 20, 2015, but may be held liable for subsequent tortious interference. On December 18, 2018, the court denied Apple’s motion regarding patent exhaustion as moot in light of the dismissal of the claims at issue discussed below. The court heard oral arguments on Apple’s remaining two motions on January 25, 2019.
On September 14, 2018, we filed a motion to dismiss Apple’s declaratory judgment claims relating to the nine specific patents identified in its original complaint on the basis that we granted Apple and its contract manufacturers a covenant-not-to-sue on those patents. The judge granted our motion on November 20, 2018, which disposed of a total of 56 claims pled by Apple and its contract manufacturers, including non-infringement, validity, damages and patent exhaustion for each of the nine patents.
Trial is scheduled to begin on April 15, 2019.
On January 23, 2017, an Apple subsidiary in China filed two complaints against us in the Beijing Intellectual Property Court. On March 31, 2017, the court granted an application by Apple Inc. to join the actions as a plaintiff, and Apple amended the complaints. One of the complaints alleges a violation of China’s Anti-Monopoly Law (AML complaint); the other complaint requests a determination of the terms of a patent license between us and Apple (FRAND complaint). The AML complaint alleges that (i) we have abused our dominant position in communication standard-essential patents licensing markets and certain global baseband processor chipset markets by charging and offering royalty terms that were excessively high; (ii) we refused to license certain implementers of standardized technologies, including Apple and baseband processor chipset manufacturers; (iii) we forced Apple to use only our products and services; and (iv) we bundled licenses to standard-essential patents with licenses to non-standard-essential patents and imposed other unreasonable or discriminatory trading terms on Apple in violation of the AML. The AML complaint seeks a decree that we cease the alleged abuse of dominance, as well as damages in the amount of 1 billion Chinese renminbi (approximately $146 million based on the exchange rate on December 30, 2018). The FRAND complaint makes allegations similar to the AML complaint and further alleges that we

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

refused to offer licensing terms for our cellular standard-essential patents consistent with our FRAND licensing commitments and failed to provide to Apple certain information about our patents. The FRAND complaint seeks (i) a declaration that the license terms offered to Apple by us for our mobile communication standard-essential patents are not compliant with FRAND; (ii) an order that we cease our actions that allegedly violate our FRAND obligations, including pricing on unfair, unreasonable and excessive terms, refusing to deal, imposing unreasonable trade conditions and failing to provide information on our patents; and (iii) a determination of FRAND-compliant license terms for our Chinese standard-essential patents. Apple also seeks its expenses in each of the cases.
On August 3, 2017, we received three additional complaints filed by an Apple subsidiary in China and Apple Inc. against us in the Beijing Intellectual Property Court. The complaints seek declaratory judgments of non-infringement of three of our patents. We filed jurisdictional and other objections to the complaints, which the court denied on May 31, 2018. On July 5, 2018, we appealed the denial of our objections to the Beijing High People’s Court.
On November 30, 2017, Apple and certain of its Chinese subsidiaries filed three patent infringement complaints against us in the Beijing Intellectual Property Court. Apple seeks damages and costs. We have filed jurisdictional objections to the complaints.
On February 16, 2017, Apple and one of its Japanese subsidiaries filed four complaints against us in the Tokyo District Court. In three of the complaints, Apple seeks declaratory judgment of non-infringement by Apple of three of our patents. Apple further seeks a declaration that our patent rights with respect to those three patents are exhausted by our SULAs with the contract manufacturers of Apple’s devices as well as our sale of baseband processor chipsets. Apple also seeks an award of fees. On January 30, 2018, April 27, 2018 and July 13, 2018, the court dismissed each of Apple’s three declaratory judgment complaints, finding that Apple lacked standing based on the facts it alleged in those complaints. Apple has appealed all three decisions. On December 12, 2018, the Intellectual Property High Court dismissed the first of Apple’s appeals. The other two appeals are still pending. The court has yet to rule on whether Apple has standing in the remaining complaint. On May 15, 2017, we learned of the fourth complaint. In that complaint, Apple and one of its Japanese subsidiaries seek damages of 100 million Japanese yen (approximately $1 million based on the exchange rate on December 30, 2018) from us, based on allegations that we violated the Japanese Antimonopoly Act and the Japanese Civil Code. In particular, the fourth complaint alleges that (i) we hold a monopoly position in the market for baseband processor chipsets that implement certain cellular standards; (ii) we collect double royalties through our license agreements and the sale of baseband processor chipsets; (iii) we refused to grant Apple a license on FRAND terms and forced Apple to execute a rebate agreement under unreasonable conditions; (iv) we refused to grant Apple a direct license; and (v) we demanded a license fee based on the market value of the total device. We have filed jurisdictional and other objections to this complaint.
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
On April 18, 2017, Apple and one of its Taiwanese subsidiaries filed a complaint against us in the Taiwan Intellectual Property Court alleging that we have abused a dominant market position in licensing wireless standard-essential patents and selling baseband processor chipsets, including improper pricing, refusal to deal, exclusive dealing, tying, imposing unreasonable trade terms and discriminatory treatment. The complaint seeks rulings that we not use the sales price of the terminal device as the royalty base for standard-essential patents; not leverage our cellular standard-essential patents to obtain licenses of our non-standard-essential patents or demand cross-licenses without proper compensation; not refuse, reduce, delay or take any other action to limit the supply of our baseband processor chipsets to non-licensees; that we must license our standard-essential patents on FRAND terms; and that we shall not, based on standard-essential patents, seek injunctions. The complaint also seeks damages of 10 million Taiwan dollars (less than $1 million based on the exchange rate on December 30, 2018), among other relief.
We believe Apple’s and its contract manufacturers’ claims in the above matters are without merit.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

QUALCOMM Incorporated v. Apple Inc.: On July 6, 2017, we filed a complaint against Apple in the United States District Court for the Southern District of California asserting claims for damages and injunctive relief for infringement of six of our patents directed to a variety of features found in iPhone models. On July 7, 2017, we filed a complaint against Apple in the United States International Trade Commission (ITC) requesting that the ITC institute an investigation pursuant to Section 337 of the Tariff Act of 1930 based on Apple’s infringement of the same six patents. We are seeking a limited exclusion order and cease and desist order against importation of iPhone models that do not contain a Qualcomm brand baseband processor chipset. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. Apple filed an Answer and Counterclaims in the District Court case on September 26, 2017. On November 29, 2017, Apple filed a First Amended Answer and Counterclaims asserting that our Snapdragon processors infringe eight Apple patents. On August 8, 2017, the ITC issued a notice of institution of an investigation. On August 25, 2017, we withdrew allegations as to one patent in both the ITC investigation and the district court case. On April 25, 2018, we withdrew allegations as to two additional patents in the ITC investigation, but not the District Court case, in order to satisfy certain briefing limitations and to narrow the issues for hearing. The ITC investigation evidentiary hearing by the Administrative Law Judge (ALJ) was held June 18-26, 2018. The ALJ’s Initial Determination on the merits was issued on September 28, 2018. The ALJ found that we had established a violation of Section 337 by Apple due to the infringement of one of the three asserted patents. However, the ALJ recommended against an exclusion order on the grounds of public interest. On October 15, 2018, the parties each filed petitions for review of portions of the ALJ’s decision by the full ITC. On December 12, 2018, the ITC announced that it will review the ALJ’s determination of violation on one patent and requested public comments on the potential impact on the public interest if an exclusion order is issued. The ITC denied review of the ALJ’s findings of no violation as to the other two patents. The target date for final determination by the ITC is February 19, 2019, but we expect that the target date will be moved due to the federal government shutdown. On March 2, 2018, the District Court granted our motion to sever, for separate trial, Apple’s counterclaims for patent infringement against us. Trial on four of our asserted patents is scheduled to begin on March 4, 2019. Apple has challenged the validity of four of our patents asserted in the first ITC action and corresponding District Court case via Inter Partes Review (IPR) petitions with the United States Patent and Trademark Office (USPTO) Patent Trial and Appeal Board (PTAB). The PTAB has instituted trials on three of those patents. With respect to Apple’s patent claims against us, trial is scheduled to begin on July 15, 2019. We challenged the validity of all of Apple’s asserted patents with the PTAB. Those petitions are pending.
On November 1, 2017, we filed a complaint against Apple in San Diego Superior Court for breach of the Master Software Agreement between the companies. The complaint recounts instances when Apple failed to protect our software as required by the agreement and failed to provide sufficient information to which we are entitled under the agreement in order to understand whether other breaches have occurred. The complaint seeks specific performance of Apple’s obligations to cooperate with an audit of its handling of our software, damages and injunctive relief. Apple filed its answer to the complaint on December 19, 2017. On September 24, 2018, we filed a motion seeking to amend our complaint to add causes of action for additional contract breaches and misappropriation of trade secrets. On October 26, 2018, the court granted our motion. We filed an amended complaint on October 31, 2018 and further amended the complaint on November 15, 2018. Apple has filed a demurrer objecting to the sufficiency of the second amended complaint which is scheduled for hearing on February 8, 2019. No trial date is currently scheduled.
On November 29, 2017, we filed three additional complaints against Apple in the United States District Court for the Southern District of California alleging infringement of a total of 16 of our patents. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. The complaints seek damages and injunctive relief. On January 22, 2018, Apple filed answers and counterclaims in each of these cases seeking declaratory judgments that the asserted patents are invalid and/or not infringed. For the case relating to the November 30, 2017 ITC investigation described below, fact discovery is scheduled to close on March 13, 2019, and trial is scheduled to begin on October 21, 2019. Apple has filed IPR petitions with the PTAB challenging the validity of four of our patents asserted in the November 30, 2017 ITC action and corresponding District Court action. The PTAB has granted the petition as to one of those patents. For the cases not related to the ITC investigation, Apple has challenged all of the asserted patents in IPR proceedings filed in the PTAB. No decisions have yet been issued by the PTAB. In total, Apple has filed 50 IPRs. The PTAB has initiated proceedings in 13 of the IPRs to date. As a result of the IPR proceedings, on August 29, 2018, the court stayed those two cases pending the outcome of the IPR proceedings.
On November 30, 2017, we filed a complaint in the ITC accusing certain Apple products of infringing five of our patents. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. We seek a limited exclusion order and cease and desist order against importation of iPhone models that do not contain a Qualcomm brand baseband processor chipset. On January 2, 2018, the ITC instituted an investigation. The evidentiary

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

hearing by the Administrative Law Judge (ALJ) took place from September 17-24, 2018 and included three of our patents. The ALJ’s Initial Determination on the merits was due on January 22, 2019 but did not occur due to the federal government shutdown. The target date for final determination by the ITC is currently May 22, 2019. We expect new dates will be set following the shutdown.
On July 17, 2017, we filed complaints against Apple and certain of its subsidiaries in the Federal Republic of Germany, asserting infringement of one of our patents in the Mannheim District Court and infringement of another patent in the Munich District Court. On October 2, 2017, we filed claim extensions in these actions against Apple and certain of its subsidiaries, asserting infringement of two additional patents in the Mannheim District Court and infringement of five additional patents in the Munich District Court. On May 28, 2018, we filed additional claim extensions in these actions against Apple and certain of its subsidiaries, asserting infringement of three additional patents in the Mannheim District Court and infringement of one additional patent in the Munich District Court. The complaints seek remedies including, among other relief, declaratory relief confirming liability on the merits for damages and injunctive relief. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. Apple and/or its subsidiaries and, in some cases, also Intel have challenged the validity of the asserted patents in opposition proceedings before the European Patent Office or nullity actions before the Federal Patent Court. On October 11, 2018, the Munich District Court issued a judgment declaring one of the patents asserted on October 2, 2017 as not infringed. We have appealed that judgment. On December 20, 2018, the Munich District Court issued judgments declaring one of the patents asserted on July 17, 2017 as infringed and issued an injunction against the infringing Apple products, which would be effective following the posting of financial guarantees. On January 3, 2019, Qualcomm served the requisite financial guarantees to enforce the injunction in the amount of 1.3 billion Euro (approximately $1.5 billion based on the exchange rate at December 30, 2018). Apple and its subsidiaries appealed the judgments and requested a preliminary stay of enforcement pending the appeals. On January 15, 2019, the Mannheim District Court issued a judgment declaring one of the patents asserted on October 2, 2017 as not infringed. All other patents remain pending. Dates for the pronouncements of judgment and hearings are scheduled for various dates through September 2019.
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
On November 13, 2017, we filed three complaints against certain of Apple’s subsidiaries in the Beijing (China) High People’s Court, asserting infringement of three of our patents. The complaints seek remedies including injunctive relief, damages and costs. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. On December 19, 2017, Apple’s subsidiaries filed invalidation requests with the PRB for the three asserted patents. PRB hearings regarding the validity of the patents were held in April and May 2018. The PRB issued rulings upholding the validity of all three patents. On May 22, 2018, Apple’s subsidiaries filed a second invalidation request with the PRB for one of the three asserted patents. The PRB held a hearing regarding this request on October 19, 2018. On November 30, 2018 and December 5, 2018, Apple appealed all three validity rulings from the PRB to the Beijing IP Court.
On November 15, 2017, we filed three complaints against certain of Apple’s subsidiaries in the Fuzhou (China) Intermediate People’s Court, asserting infringement of three of our patents. The complaints seek remedies including injunctive relief and costs. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. Apple’s subsidiaries filed invalidation requests with the PRB on December 8, 2017 for one of the patents and December 11, 2017 for the other two patents. PRB hearings regarding the validity of the patents were held in April and May 2018. The PRB issued orders upholding the validity of two of the patents subject to Apple’s invalidity challenges. The PRB ruled that the third patent was invalid. We subsequently withdrew the infringement action in Fuzhou with respect to the third patent. Infringement hearings were held from August through October 30, 2018. On November 30, 2018, the court granted our motions for preliminary injunctions with respect to two of the patents and enjoined Apple’s subsidiaries from importing, selling and offering to sell the iPhone 6S through X.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Also, on January 12, 2018, we filed three complaints against certain of Apple’s subsidiaries in the Jiangsu (China) High People’s Court, asserting infringement of three of our patents. The complaints seek remedies including injunctive relief, damages and costs. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. On February 5, 2018, Apple’s subsidiaries filed invalidation requests with the PRB. PRB hearings regarding the validity of the patents were held in June 2018. The PRB issued orders upholding the validity of one of the patents and partially upholding the validity of another patent. The PRB has not ruled on the invalidation request for the final patent.
On February 2, 2018, we filed three complaints against certain of Apple’s subsidiaries in the Qingdao (China) Intermediate People’s Court, asserting infringement of three of our patents. The complaints seek remedies including injunctive relief and costs. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. On February 26, 2018, Apple’s subsidiaries filed invalidation requests with the PRB. PRB hearings regarding the validity of the patents were held in June 2018. The PRB issued orders upholding the validity of two of the patents and invalidating the third patent. We subsequently withdrew the infringement action in Qingdao with respect to the third patent.
Also, on February 2, 2018, we filed three complaints against certain of Apple’s subsidiaries in the Guangzhou (China) Intermediate People’s Court, asserting infringement of three of our patents. The complaints seek remedies including injunctive relief and costs. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. On March 14, 2018, Apple’s subsidiaries filed invalidation requests with the PRB. PRB hearings regarding the validity of the patents began in July 2018. The PRB issued orders upholding the validity of two of the patents. The PRB has not ruled on the invalidation request for the final patent. Infringement hearings for all three of the patents were held in October through December 2018.
On June 14, 2018, we filed three complaints against certain of Apple’s subsidiaries in the Guangdong (China) High People’s Court, asserting infringement of three of our patents. The complaints seek remedies including injunctive relief and costs. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. On August 13, 2018, Apple’s subsidiaries filed invalidation requests with the PRB. The PRB has held hearings regarding all three of the patents.
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
Consolidated Securities Class Action Lawsuit: On January 23, 2017 and January 26, 2017, securities class action complaints were filed by purported stockholders of us in the United States District Court for the Southern District of California against us and certain of our current and former officers and directors. The complaints alleged, among other things, that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with certain allegations that we are or were engaged in anticompetitive conduct. The complaints sought unspecified damages, interest, fees and costs. On May 4, 2017, the court consolidated the two actions and appointed lead plaintiffs. On July 3, 2017, the lead plaintiffs filed a consolidated amended complaint asserting the same basic theories of liability and requesting the same basic relief. On September 1, 2017, we filed a motion to dismiss the consolidated amended complaint. The court has not yet ruled on our motion to dismiss. We believe the plaintiffs’ claims are without merit.
In re Qualcomm/Broadcom Merger Securities Litigation (formerly Camp v. Qualcomm Incorporated et al): On June 8, 2018 and June 26, 2018, securities class action complaints were filed by purported stockholders of us in the United States

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

District Court for the Southern District of California against us and two of our current officers. The complaints allege, among other things, that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, by failing to disclose that we had submitted a notice to the Committee on Foreign Investment in the United States (CFIUS) in January 2018. The complaints seek unspecified damages, interest, fees and costs. On January 22, 2019, the Court appointed the lead plaintiff in the action and designated that the case be captioned “In re Qualcomm/Broadcom Merger Securities Litigation.” Upon the filing of a consolidated complaint in the action, we anticipate filing a motion to dismiss the complaint, as we believe the plaintiffs’ claims are without merit.
Consumer Class Action Lawsuit: Since January 18, 2017, a number of consumer class action complaints have been filed against us in the United States District Courts for the Southern and Northern Districts of California, each on behalf of a putative class of purchasers of cellular phones and other cellular devices. Twenty-two such cases remain outstanding. In April 2017, the Judicial Panel on Multidistrict Litigation transferred the cases that had been filed in the Southern District of California to the Northern District of California. On May 15, 2017, the court entered an order appointing the plaintiffs’ co-lead counsel. On July 11, 2017, the plaintiffs filed a consolidated amended complaint alleging that we violated California and federal antitrust and unfair competition laws by, among other things, refusing to license standard-essential patents to our competitors, conditioning the supply of certain of our baseband chipsets on the purchaser first agreeing to license our entire patent portfolio, entering into exclusive deals with companies, including Apple Inc., and charging unreasonably high royalties that do not comply with our commitments to standard setting organizations. The complaint seeks unspecified damages and disgorgement and/or restitution, as well as an order that we be enjoined from further unlawful conduct. On August 11, 2017, we filed a motion to dismiss the consolidated amended complaint. On November 10, 2017, the court denied our motion, except to the extent that certain claims seek damages under the Sherman Antitrust Act. On July 5, 2018, the plaintiffs filed a motion for class certification, and the court granted that motion on September 27, 2018. On January 23, 2019, the Ninth Circuit Court of Appeals granted us permission to appeal the court’s class certification order. On January 24, 2019, the court stayed the case pending our appeal. We believe the plaintiffs’ claims are without merit.
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
Korea Fair Trade Commission (KFTC) Complaint: On January 4, 2010, the KFTC issued a written decision finding that we violated Korean law by offering certain discounts and rebates for purchases of our CDMA chipsets and for including in certain agreements language requiring the continued payment of royalties after all licensed patents expired. The KFTC levied a fine, which we paid and recorded as an expense in fiscal 2010. We appealed to the Seoul High Court, and on June 19, 2013, the Seoul High Court affirmed the KFTC’s decision. On July 4, 2013, we filed an appeal with the Korea Supreme Court. We understand that the Korea Supreme Court intends to issue a decision in this matter on January 30, 2019.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Icera Complaint to the European Commission (EC): On June 7, 2010, the EC notified and provided us with a redacted copy of a complaint filed with the EC by Icera, Inc. (subsequently acquired by Nvidia Corporation) alleging that we were engaged in anticompetitive activity. On July 16, 2015, the EC announced that it had initiated formal proceedings in this matter. On December 8, 2015, the EC announced that it had issued a Statement of Objections expressing its preliminary view that between 2009 and 2011, we were engaged in predatory pricing by selling certain baseband chipsets to two customers at prices below cost, with the intention of hindering competition. A Statement of Objections informs the subject of the investigation of the allegations against it and provides an opportunity to respond to such allegations. It is not a determination of the final outcome of the investigation. On August 15, 2016, we submitted our response to the Statement of Objections. On July 19, 2018, the EC announced that it had issued a Supplementary Statement of Objections which focuses on certain elements of the “price-cost” test applied by the EC to assess the extent to which we sold certain baseband chipsets allegedly below cost. On October 22, 2018, we submitted our response to the Supplementary Statement of Objections. On January 10, 2019, the EC held a hearing regarding the Supplementary Statement of Objections and our response to it. If a violation is found, a broad range of remedies is potentially available to the EC, including imposing a fine (of up to 10% of our revenues) and/or injunctive relief prohibiting or restricting certain business practices. It is difficult to predict the outcome of this matter or what remedies, if any, may be imposed by the EC. We believe that our business practices do not violate the European Union (EU) competition rules.
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
We recorded a charge of $1.2 billion to other expenses related to the EC fine in the first quarter of fiscal 2018. We provided financial guarantees in the third quarter of fiscal 2018 to satisfy the obligation in lieu of cash payment while we appeal the EC’s decision. The fine is accruing interest at a rate of 1.50% per annum while it is outstanding. As of October 1, 2018, we have designated the liability as a hedge of our net investment in certain foreign subsidiaries, with gains and losses recorded in accumulated other comprehensive income as a component of the foreign currency translation adjustment. At December 30, 2018, the liability, including related foreign currency gains and accrued interest (which, to the extent they were not related to the net investment hedge, were recorded in investment and other income, net), was $1.2 billion and included in other current liabilities.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

United States Federal Trade Commission (FTC) v. QUALCOMM Incorporated: On September 17, 2014, the FTC notified us that it was conducting an investigation of us relating to Section 5 of the Federal Trade Commission Act (FTCA). On January 17, 2017, the FTC filed a complaint against us in the United States District Court for the Northern District of California alleging that we were engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the FTCA by conditioning the supply of cellular modem chipsets on the purchaser first agreeing to a license to our cellular standard-essential patents, paying incentives to purchasers of cellular modem chipsets to induce them to accept certain license terms, refusing to license our cellular standard-essential patents to our competitors, and entering into alleged exclusive dealing arrangements with Apple Inc. The complaint seeks a permanent injunction against our alleged violations of the FTCA and other unspecified ancillary equitable relief. A fine is not an available remedy in this matter, and we do not believe that other monetary remedies are likely. On August 30, 2018, the FTC moved for partial summary judgment that our commitments to license our cellular standard-essential patents to the Alliance for Telecommunications Industry Solutions (ATIS) and the Telecommunications Industry Association (TIA) require us to make licenses available to rival sellers of cellular modem chipsets. On October 15, 2018, we and the FTC submitted a Joint Administrative Motion asking the District Court to defer ruling on the FTC’s partial summary judgment motion in order to facilitate the parties’ ongoing discussions concerning settlement of this litigation, which the District Court denied on the same day. On November 6, 2018, the District Court granted the FTC’s partial summary judgment motion. On November 29, 2018, we and the FTC filed a Joint Pretrial Statement in which the FTC seeks a declaration and adjudication that our conduct violates the FTCA and seeks permanent injunctive and other equitable relief, including an order that would at least (i) require us to: negotiate or renegotiate license terms with licensees in good faith under conditions free from the threat of lack of access to or discriminatory provision of cellular modem chipset supply or associated technical, software or other support; submit to arbitral or judicial dispute resolution to determine reasonable royalties and other license terms should a licensee choose to pursue such a resolution; make exhaustive standard-essential patent licenses available to cellular modem chipset suppliers on FRAND terms and submit to arbitral or judicial dispute resolution to determine such terms; and adhere to certain compliance and monitoring procedures; and (ii) prohibit us from: conditioning the supply of cellular modem chipsets on a customer’s patent-license status; discriminating or retaliating against cellular modem chipset customers or cellular modem chipset suppliers because of a customer’s license status or a dispute over license terms; making payments or providing other value contingent on a customer’s agreement to license terms; entering into exclusive-dealing agreements for the supply of cellular modem chipsets; or interfering with the ability of customers to communicate with a government agency about a potential law enforcement or regulatory matter. Trial was held January 4-29, 2019. The FTC alleged at trial that we have monopoly power in the markets for both CDMA and premium-tier LTE cellular modem chipsets and have acted anticompetitively in violation of either Section 1 or Section 2 of the Sherman Act, or Section 5 of the FTCA to maintain our monopoly power in one or both of these alleged markets by employing four business practices. These practices include (i) our longstanding practice of requiring a license to our cellular standard-essential patents for a particular cellular standard before selling cellular modem chipsets that are used in cellular devices that implement such cellular standards; (ii) providing incentive payments to certain licensees to agree to our preferred license terms; (iii) not exhaustively licensing our cellular standard-essential patents to companies that make, use or sell cellular modem chipsets; and (iv) entering into a now-expired contract that conditioned certain payments to Apple on its not launching a new device that used a non-Qualcomm brand cellular modem chipset. In asserting that we have acted anticompetitively, the FTC asserts that our historical royalty rates are too high to be reasonable, and that amounts over a reasonable rate act as a surcharge on CDMA or premium-tier LTE cellular modem chipset transactions taking place between OEMs and our competitors, and this surcharge weakens our competitors by raising the price OEMs must pay for such CDMA or premium-tier LTE cellular modem chipsets. We believe the FTC’s claims in this case are without merit.
Contingent losses and other considerations: We will continue to vigorously defend ourself in the foregoing matters. However, litigation and investigations are inherently uncertain, and we face difficulties in evaluating or estimating likely outcomes or ranges of possible loss in antitrust and trade regulation investigations in particular. Other than with respect to the EC fine, we have not recorded any accrual at December 30, 2018 for contingent losses associated with these matters based on our belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. For example, if some or all of our license agreements are declared invalid or unenforceable and we are required to renegotiate these license agreements, or if as part of a settlement we agree to renegotiate certain of our license agreements, we may not receive, or may not be able to recognize, any licensing or royalty revenues on the impacted license agreements unless and until we enter into new license agreements. We are engaged in numerous other legal actions not described above arising in the ordinary course of our business and, while there can be no assurance, believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Through December 30, 2018, we have received a number of claims from our direct and indirect customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by our products. Reimbursements under indemnification arrangements have not been material to our consolidated financial statements. We have not recorded any accrual for contingent liabilities at December 30, 2018 associated with these indemnification arrangements based on our belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time.
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
Obligations under our purchase agreements, which primarily relate to integrated circuit product inventory obligations and future minimum lease payments under our operating leases, at December 30, 2018 were as follows (in millions):

	Purchase Obligations	Operating Leases
Remainder of fiscal 2019	$3,748	$91
2020	499	106
2021	251	83
2022	45	51
2023	9	30
Thereafter	4	43
Total	$4,556	$404
Other Commitments. At December 30, 2018, we committed to fund certain strategic investments up to $282 million, of which $31 million and $66 million was expected to be funded in fiscal 2020 and fiscal 2021, respectively. The remaining commitments do not have fixed funding dates and are subject to certain conditions. Commitments represent the maximum amounts to be funded under these arrangements; actual funding may be in lesser amounts or not at all.
In March 2018, our RF360 Holdings joint venture entered into an agreement for a build-to-suit construction project with a third-party lessor for the development of a manufacturing facility located in Singapore. The agreement includes a long-term lease commitment with a noncancelable 10-year term commencing upon completion of the construction project. At December 30, 2018, the minimum lease commitment under the agreement based on the noncancelable term was $87 million.
Note 7. Segment Information
We are organized on the basis of products and services and have three reportable segments. We conduct business primarily through our QCT (Qualcomm CDMA Technologies) semiconductor business and our QTL (Qualcomm Technology Licensing) licensing business. QCT develops and supplies integrated circuits and system software based on CDMA, OFDMA and other technologies for use in mobile devices, wireless networks, devices used in the Internet of Things (IoT), broadband gateway equipment, consumer electronic devices and automotive telematics and infotainment systems. QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

manufacture and sale of certain wireless products. Our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments and includes revenues and related costs associated with development contracts with an equity method investee. We also have nonreportable segments, including our cyber security solutions, mobile health and other wireless technology and service initiatives.
We evaluate the performance of our segments based on earnings (loss) before income taxes (EBT). In fiscal 2018, all of the costs related to pre-commercial research and development of 5G technologies, of which $100 million was recorded in the first quarter of fiscal 2018, were included in unallocated corporate research and development expenses. Beginning in the first quarter of fiscal 2019, all research and development costs associated with 5G technologies are included in segment results. Additionally, beginning in the first quarter of fiscal 2019, certain research and development costs associated with early research and development that have historically been included in our QCT segment are allocated to our QTL segment. The net effect of these changes negatively impacted QTL’s EBT by $122 million and did not have a significant impact on QCT EBT in the first quarter of fiscal 2019.
During the first quarter of fiscal 2019, we combined our Small Cells business, which sells products designed for the implementation of small cells to address the challenge of meeting the increased demand for mobile data, into our QCT segment. Revenues and operating results related to the Small Cells business were included in nonreportable segments through the end of fiscal 2018. Prior period segment information has not been adjusted to conform to the new segment presentation as such adjustments are insignificant.
The table below presents revenues, EBT and total assets for reportable segments (in millions):

	Three Months Ended
	December 30, 2018	December 24, 2017
Revenues
QCT	$3,739	$4,651
QTL	1,018	1,266
QSI	27	30
Reconciling items	58	88
Total	$4,842	$6,035
EBT
QCT	$598	$955
QTL	590	854
QSI	8	11
Reconciling items	(637)	(1,880)
Total	$559	$(60)

	December 30, 2018	September 30, 2018
Assets
QCT	$2,684	$3,041
QTL	2,405	1,472
QSI	1,296	1,279
Reconciling items	27,861	26,926
Total	$34,246	$32,718

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reconciling items for revenues and EBT in the previous table were as follows (in millions):

	Three Months Ended
	December 30, 2018	December 24, 2017
Revenues
Nonreportable segments	$58	$88
	$58	$88
EBT
Unallocated cost of revenues	$(114)	$(117)
Unallocated research and development expenses	(147)	(280)
Unallocated selling, general and administrative expenses	(64)	(161)
Unallocated other expenses (Note 2)	(149)	(1,183)
Unallocated interest expense	(153)	(170)
Unallocated investment and other income, net	20	124
Nonreportable segments	(30)	(93)
	$(637)	$(1,880)
Unallocated other expenses in the three months ended December 30, 2018 were comprised of the charges related to our Cost Plan, partially offset by a benefit related to a favorable legal settlement (Note 2). Unallocated other expenses in the three months ended December 24, 2017 were comprised of the EC fine (Note 6).
Unallocated acquisition-related expenses were comprised as follows (in millions):

	Three Months Ended
	December 30, 2018	December 24, 2017
Cost of revenues	$103	$106
Research and development expenses	1	2
Selling, general and administrative expenses	7	76
Note 8. Cost Plan
In the second quarter of fiscal 2018, we announced a Cost Plan designed to align our cost structure to our long-term margin targets. As part of this plan, we have initiated a series of targeted actions across our businesses to reduce annual costs by $1 billion, excluding incremental costs resulting from any future acquisition of a business. We expect these cost reductions to be fully captured in fiscal 2019, excluding litigation costs that are in excess of the baseline spend.
During the three months ended December 30, 2018, we recorded restructuring and restructuring-related charges of $180 million in other expenses, which consisted of restructuring charges of $29 million, primarily related to severance and consulting costs, and restructuring-related charges of $151 million, primarily related to asset impairment charges resulting from the planned sale of a nonreportable segment. In connection with this plan, we expect to incur additional restructuring and restructuring-related charges of up to $50 million, which primarily consist of severance and consulting costs, the vast majority of which are expected to be settled in cash. Since inception of the Cost Plan, we have incurred a total of $867 million in net restructuring and restructuring-related charges.
The restructuring accrual, a portion of which was included in payroll and other benefits related liabilities with the remainder included in other current liabilities, is expected to be substantially paid within the next 12 months. Changes in the

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

restructuring accrual for the first quarter of fiscal 2019 were as follows (in millions):

	Severance Costs	Other Costs	Total
Beginning balance of restructuring accrual	$61	$22	$83
Costs	21	11	32
Cash payments	(25)	(14)	(39)
Adjustments	(1)	(2)	(3)
Ending balance of restructuring accrual	$56	$17	$73
In the first quarter of fiscal 2019, we entered into a definitive agreement under which we agreed to sell a nonreportable segment. As a result, assets (recorded as other current assets and other noncurrent assets) and liabilities (recorded as other current liabilities and other noncurrent liabilities) of $129 million and $40 million, respectively, were classified as held for sale at December 30, 2018.
Note 9. Fair Value Measurements
The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 30, 2018 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$5,336	$2,992	$—	$8,328
Marketable securities:
Corporate bonds and notes	—	108	—	108
Auction rate securities	—	—	35	35
Equity securities	141	—	—	141
Total marketable securities	141	108	35	284
Derivative instruments	—	6	—	6
Other investments	364	—	6	370
Total assets measured at fair value	$5,841	$3,106	$41	$8,988
Liabilities
Derivative instruments	$—	$33	$—	$33
Other liabilities	364	—	85	449
Total liabilities measured at fair value	$364	$33	$85	$482
Activity between Levels of the Fair Value Hierarchy. There were no transfers of marketable securities into or out of Level 3 during the three months ended December 30, 2018 and December 24, 2017. Other investments and other liabilities included in Level 3 at December 30, 2018 were comprised of convertible debt instruments issued by private companies and contingent consideration related to business combinations, respectively. There were no transfers of convertible debt instruments or contingent consideration amounts into or out of Level 3 during the three months ended December 30, 2018 and December 24, 2017.
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis. We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include equity method investments when they are deemed to be other-than-temporarily impaired, non-marketable equity securities if there is an observable price adjustment or impairment, assets acquired, and liabilities assumed in an acquisition or nonmonetary exchange and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. If an observable price adjustment or impairment is recognized on our non-marketable equity securities during the period, we classify these fair value measurements as Level 3 based on the nature of the inputs. During the first quarter of fiscal 2019, goodwill related to a nonreportable segment that we agreed to sell was written down to its estimated fair value (Note 8). The estimation of fair value required the use of significant unobservable inputs, and as a result, the fair value measurements were classified as Level 3. During the three months ended December 30, 2018 and December 24, 2017, we did not have any other significant assets or liabilities that were measured at fair value on a nonrecurring basis.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10. Marketable Securities
Our marketable securities were comprised as follows (in millions):

	Current		Noncurrent (1)
	December 30, 2018	September 30, 2018	December 30, 2018	September 30, 2018
Available-for-sale debt securities:
Corporate bonds and notes	$108	$144	$—	$—
Auction rate securities	—	—	35	35
Total available-for-sale debt securities	108	144	35	35
Equity securities	141	167	—	—
Total marketable securities	$249	$311	$35	$35
(1) Noncurrent marketable securities were included in other assets.
The contractual maturities of available-for-sale debt securities were as follows (in millions):

December 30, 2018
Years to Maturity
Less than one year	$108
No single maturity date	35
Total	$143
Debt securities with no single maturity date included auction rate securities.
During the three months ended December 30, 2018, there were no realized gains or losses on sales of available-for-sale debt securities, and during the three months ended December 24, 2017, gross realized gains were negligible.
As of December 30, 2018 and September 30, 2018, unrealized gains and losses on available for sale debt securities were negligible. As of September 30, 2018, available-for-sale securities also included equity securities with a fair value of $167 million, including an unrealized gain of $63 million.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11. Revision of Prior Period Financial Statements
We revised certain prior period financial statements for an immaterial error related to the recognition of certain royalty revenues of our QTL segment in the quarterly and annual periods in fiscal 2018 and third and fourth quarters and annual period in fiscal 2017 (Note 1). A summary of revisions to our previously reported financial statements is presented below (in millions, except per share data).
Revised Consolidated Balance Sheets.

	As of September 30, 2018			As of September 24, 2017
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Deferred tax assets (non-current)	$904	$32	$936	$2,900	$12	$2,912
Total assets	32,686	32	32,718	65,486	12	65,498
Other current liabilities	6,825	153	6,978	4,756	33	4,789
Total current liabilities	11,236	153	11,389	10,907	33	10,940
Total liabilities	31,758	153	31,911	34,740	33	34,773
Retained earnings	663	(121)	542	30,088	(21)	30,067
Total stockholders’ equity	928	(121)	807	30,746	(21)	30,725
Total liabilities and stockholders’ equity	32,686	32	32,718	65,486	12	65,498
Revised Consolidated Statements of Operations.

	Year Ended
	September 30, 2018			September 24, 2017
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Licensing revenues	$5,332	$(121)	$5,211	$5,644	$(33)	$5,611
Total revenues	22,732	(121)	22,611	22,291	(33)	22,258
Operating income	742	(121)	621	2,614	(33)	2,581
Income before income taxes	513	(121)	392	3,020	(33)	2,987
Income tax expense	(5,377)	21	(5,356)	(555)	12	(543)
Net (loss) income	(4,864)	(100)	(4,964)	2,465	(21)	2,444
Net (loss) income attributable to Qualcomm	(4,864)	(100)	(4,964)	2,466	(21)	2,445
Basic (loss) earnings per share	(3.32)	(0.07)	(3.39)	1.67	(0.01)	1.66
Diluted (loss) earnings per share	(3.32)	(0.07)	(3.39)	1.65	(0.01)	1.64

	Three Months Ended September 30, 2018			Three Months Ended June 24, 2018
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Licensing revenues	$1,153	$(25)	$1,128	$1,489	$(22)	$1,467
Total revenues	5,803	(25)	5,778	5,599	(22)	5,577
Operating (loss) income	(654)	(25)	(679)	925	(22)	903
(Loss) income before income taxes	(775)	(25)	(800)	956	(22)	934
Income tax benefit	282	5	287	263	5	268
Net (loss) income	(493)	(20)	(513)	1,219	(17)	1,202
Basic (loss) earnings per share	(0.35)	(0.01)	(0.36)	0.82	(0.01)	0.81
Diluted (loss) earnings per share	(0.35)	(0.01)	(0.36)	0.82	(0.01)	0.81

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 25, 2018			Three Months Ended December 24, 2017
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Licensing revenues	$1,325	$(41)	$1,284	$1,364	$(33)	$1,331
Total revenues	5,261	(41)	5,220	6,068	(33)	6,035
Operating income (loss)	441	(41)	400	29	(33)	(4)
Income (loss) before income taxes	358	(41)	317	(27)	(33)	(60)
Income tax benefit (expense)	5	8	13	(5,926)	3	(5,923)
Net income (loss)	363	(33)	330	(5,953)	(30)	(5,983)
Basic earnings (loss) per share	0.25	(0.03)	0.22	(4.03)	(0.02)	(4.05)
Diluted earnings (loss) per share	0.24	(0.02)	0.22	(4.03)	(0.02)	(4.05)

	Three Months Ended September 24, 2017			Three Months Ended June 25, 2017
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Licensing revenues	$1,207	$(17)	$1,190	$1,250	$(15)	$1,235
Total revenues	5,905	(17)	5,888	5,371	(15)	5,356
Operating income	333	(17)	316	773	(15)	758
Income before income taxes	434	(17)	417	858	(15)	843
Income tax (expense) benefit	(266)	6	(260)	7	5	12
Net income	168	(11)	157	865	(10)	855
Net income attributable to Qualcomm	168	(11)	157	866	(10)	856
Basic earnings per share	0.11	—	0.11	0.59	(0.01)	0.58
Diluted earnings per share	0.11	—	0.11	0.58	(0.01)	0.57
Amounts, other than per share amounts, are rounded to millions each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported.
Revised Consolidated Statements of Comprehensive Income (Loss).

	Year Ended
	September 30, 2018			September 24, 2017
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Net (loss) income	$(4,864)	$(100)	$(4,964)	$2,465	$(21)	$2,444
Total comprehensive (loss) income	(4,983)	(100)	(5,083)	2,421	(21)	2,400
Comprehensive (loss) income attributable to Qualcomm	(4,983)	(100)	(5,083)	2,422	(21)	2,401

	Three Months Ended June 24, 2018			Three Months Ended March 25, 2018
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Net income	$1,219	$(17)	$1,202	$363	$(33)	$330
Total comprehensive income	997	(17)	980	523	(33)	490

	Three Months Ended December 24, 2017			Three Months Ended June 25, 2017
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Net (loss) income	$(5,953)	$(30)	$(5,983)	$865	$(10)	$855
Total comprehensive (loss) income	(5,951)	(30)	(5,981)	925	(10)	915
Comprehensive (loss) income attributable to Qualcomm	(5,951)	(30)	(5,981)	926	(10)	916

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revised Consolidated Statements of Cash Flows.
We revised our condensed consolidated statements of cash flows for the years ended September 30, 2018 and September 24, 2017 and the three months ended December 24, 2017 for this correction, which had no impact to net cash provided by operating activities in each such period.

	Year Ended
	September 30, 2018			September 24, 2017
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Operating Activities:
Net (loss) income	$(4,864)	$(100)	$(4,964)	$2,465	$(21)	$2,444
Income tax provision in excess of (less than) income tax payments	4,502	(21)	4,481	(400)	(12)	(412)
Payroll, benefits and other liabilities	687	121	808	2,103	33	2,136
Net cash provided by operating activities	3,895	—	3,895	5,001	—	5,001

	Three Months Ended December 24, 2017
	As reported	Reclassification adjustment (1)	Revision adjustment	As revised
Operating Activities:
Net loss	$(5,953)	$—	$(30)	$(5,983)
Income tax provision in excess of (less than) income tax payments	5,697	—	(3)	5,694
Other items, net	57	(82)	—	(25)
Other assets	(56)	(6)	—	(62)
Payroll, benefits and other liabilities	1,000	88	33	1,121
Net cash provided by operating activities	1,762	—	—	1,762
(1) Certain previously reported amounts have been reclassified to conform to the current year presentation.
Revised Segment Information.
QTL segment results were revised for this correction (Note 7), which resulted in a decrease in QTL revenues and EBT (earnings before income taxes) of $33 million for the three months ended December 24, 2017. In addition, QTL revenues and EBT were also impacted for each of the other applicable prior periods by the same amount as consolidated revenues for the respective period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in “Part I, Item 1” of this Quarterly Report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended September 30, 2018 contained in our 2018 Annual Report on Form 10-K. We have revised our prior period financial statements to reflect the correction of an immaterial error as described in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 1, Basis of Presentation and Significant Accounting Policies Update” and “Note 11. Revision of Prior Period Financial Statements.”
This Quarterly Report (including, but not limited to, this section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, investments, financial condition, results of operations and prospects. Additionally, statements concerning future matters that are not historical are forward-looking statements, such as statements regarding our expectations concerning: industry, market, business, commercial, competitive or consumer trends; our businesses, growth potential or strategies, or factors that may impact them; attacks on our licensing business, including by licensees, customers, governments, governmental agencies or regulators, standards bodies or others; other legal or regulatory matters; competition; product or technology trends; new or expanded product areas, adjacent industry segments or applications; our Cost Plan; costs or expenditures including research and development, selling, general and administrative, restructuring or restructuring-related charges, working capital or information technology systems; our financing, stock repurchase or dividend programs; strategic investments or acquisitions; adoption and application of future accounting guidance; tax law changes; our tax structure or strategies; or the potential business or financial statement impacts of any of the above. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report.
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
First Quarter of Fiscal 2019 Overview
Revenues for the first quarter of fiscal 2019 were $4.8 billion, a decrease of 20% compared to the year ago quarter, with earnings before taxes of $559 million, compared to loss before income taxes of $60 million in the year ago quarter. Highlights and other events from the first quarter of fiscal 2019 included:

•
The transition of wireless networks and devices to 3G/4G (CDMA-single mode, OFDMA-single mode and CDMA/OFDMA multi-mode) continued around the world. 3G/4G connections grew sequentially by approximately 4% to approximately 5.7 billion, which was approximately 71% of total mobile connections at the end of the first quarter of fiscal 2019.(1)

•
We continue to invest significant resources toward advancements primarily in support of 4G- and 5G-based technologies as well as other technologies to extend the demand for our products and generate new or expanded licensing opportunities, including within adjacent industry segments outside traditional cellular industries, such as automotive, the Internet of Things (IoT) and networking.

•	QCT results in the first quarter of fiscal 2019 were negatively impacted by lower modem sales to Apple.

•
We adopted new revenue recognition accounting guidance in the first quarter of fiscal 2019 that requires us to estimate and recognize QTL royalties in the period in which the associated sales occur, resulting in an acceleration of royalty revenues by one quarter compared to the prior method. As a result of estimation, adjustments will be recorded in subsequent quarters to reflect changes in estimates as new information becomes available, primarily when actual amounts are reported by licensees. Prior period results have not been restated for the adoption of the new accounting guidance and continue to be reported in accordance with the accounting guidance in effect for those periods.

•
QTL results were negatively impacted by our continued dispute with Apple and its contract manufacturers (who are our licensees). Revenues in the first quarter of fiscal 2019 and the first quarter of fiscal 2018 did not include royalties due on sales of Apple or other products by Apple’s contract manufacturers. QTL revenues in the first quarter of fiscal 2019 included $150 million of royalties due under an interim agreement with Huawei (who was previously disclosed as the other licensee in dispute). This represents a minimum, non-refundable amount for royalties due for the first quarter of fiscal 2019 by Huawei while negotiations continue. This payment does not reflect the full amount of royalties due under the underlying license agreement.

•
In the second quarter of fiscal 2018, we announced a Cost Plan designed to align our cost structure to our long-term margin targets, under which we continue to execute on a series of targeted actions across our businesses to reduce annual costs by $1 billion, excluding incremental costs resulting from any future acquisition of a business. We expect these cost reductions to be fully captured in fiscal 2019, excluding litigation costs that are in excess of the baseline spend. We recorded restructuring and restructuring-related charges of $180 million in the first quarter of fiscal 2019 related to our Cost Plan.

•
Beginning in fiscal 2019, certain provisions of the 2017 U.S. Tax Cuts and Jobs Act (the Tax Legislation) became effective, including new taxes on certain foreign income. Our estimated annual effective tax rate for fiscal 2019 reflects the effects of these components of the Tax Legislation, and it also includes the effects of tax elections made by several of our foreign subsidiaries in the first quarter of fiscal 2019 to be treated as U.S. branches for federal income tax purposes effective beginning in fiscal 2018 and fiscal 2019, which resulted in an income tax benefit of $570 million recorded discretely in the first quarter of fiscal 2019.

(1)	According to GSMA Intelligence estimates as of January 28, 2019 (estimates excluded Wireless Local Loop).
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
We are organized on the basis of products and services and have three reportable segments. We conduct business primarily through our QCT (Qualcomm CDMA Technologies) semiconductor business and our QTL (Qualcomm Technology Licensing) licensing business. QCT develops and supplies integrated circuits and system software based on CDMA, OFDMA and other technologies for use in mobile devices, wireless networks, devices used in IoT, broadband gateway equipment, consumer electronic devices and automotive telematics and infotainment systems. QTL grants licenses to use portions of its intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products. Our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments. We also have nonreportable segments, including our cyber security solutions, mobile health and other wireless technology and service initiatives.
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
Seasonality. Many of our products and/or much of our intellectual property are incorporated into consumer wireless devices, which are subject to seasonality and other fluctuations in demand. As a result, QCT has historically tended to have stronger sales toward the end of the calendar year as manufacturers prepare for major holiday selling seasons and due to the timing of Apple’s device launch in the fall. Similarly, because QTL historically has recognized royalty revenues when royalties are reported by licensees, QTL has tended to record higher royalty revenues in the first calendar quarter when licensees report their sales made in the fourth calendar quarter. These trends did not occur in the first quarter of fiscal 2019 due to QCT’s decline in share of modem sales for iPhone products and the lack of QTL royalty revenues recognized related to the sales of Apple’s products resulting from our continued dispute with Apple and its contract manufacturers. These trends may or may not continue in the future. Additionally, QTL’s revenues have been impacted by the adoption of the new revenue recognition accounting guidance in the first quarter of fiscal 2019 pursuant to which we estimate and recognize sales-based royalties in the period in which the associated sales occur, resulting in an acceleration of royalty revenue recognition by one quarter compared to the prior method. The trends for QTL have been, and may be in the future be, impacted by disputes and/or resolutions with licensees.

We have also experienced fluctuations in revenues due to the timing of conversions and expansions of 3G and 4G networks by wireless operators and the timing of launches of flagship wireless devices and consumer demand for wireless devices that incorporate our products and/or intellectual property.
Results of Operations

Revenues (in millions)
	Three Months Ended
	December 30, 2018	December 24, 2017	Change
Equipment and services	$3,754	$4,704	$(950)
Licensing	1,088	1,331	(243)
	$4,842	$6,035	$(1,193)
First quarter 2019 vs. 2018
The decrease in revenues in the first quarter of fiscal 2019 was primarily due to:

-	$920 million in lower equipment and services revenues from our QCT segment

-	$248 million in lower licensing revenues from our QTL segment

Costs and Expenses (in millions)
	Three Months Ended
	December 30, 2018	December 24, 2017	Change
Cost of revenues	$2,188	$2,663	$(475)
Gross margin	55%	56%
First quarter 2019 vs. 2018
Gross margin percentage decreased in the first quarter of fiscal 2019 primarily due to:
-    decrease in QCT gross margin

	Three Months Ended
	December 30, 2018	December 24, 2017	Change
Research and development	$1,269	$1,420	$(151)
% of revenues	26%	24%
First quarter 2019 vs. 2018
The dollar decrease in research and development expenses in the first quarter of fiscal 2019 was primarily due to:

-	$153 million decrease primarily driven by actions under our Cost Plan, partially offset by higher costs related to the development of 5G wireless and integrated circuit technologies
In fiscal 2018, all of the costs related to pre-commercial research and development of 5G technologies, of which $100 million was recorded in the first quarter of fiscal 2018, were included in unallocated corporate research and development expenses. Beginning in the first quarter of fiscal 2019, all research and development costs associated with 5G technologies are included in segment results. Additionally, beginning in the first quarter of fiscal 2019, certain research and development costs associated with early research and development that have historically been included in our QCT segment are allocated to our QTL segment. The net effect of these changes negatively impacted QTL’s EBT (earnings before taxes) by $122 million and did not have a significant impact on QCT EBT in the first quarter of fiscal 2019.

	Three Months Ended
	December 30, 2018	December 24, 2017	Change
Selling, general and administrative	$526	$773	$(247)
% of revenues	11%	13%

First quarter 2019 vs. 2018
The dollar decrease in selling, general and administrative expenses in the first quarter of fiscal 2019 was primarily due to:

-	$63 million in lower professional fees and costs related to non-litigation legal matters

-	$45 million in bad debt expense recorded in the first quarter of fiscal 2018

-	$43 million in lower employee-related expenses

-	$21 million in lower sales and marketing expenses

-	$18 million in lower share-based compensation expense
Selling, general and administrative expenses included litigation costs of $97 million and $105 million in the first quarter of fiscal 2019 and fiscal 2018, respectively.

	Three Months Ended
	December 30, 2018	December 24, 2017	Change
Other	$149	$1,183	$(1,034)
First quarter 2019
Other expenses in the first quarter of fiscal 2019 consisted of:
+    $180 million in restructuring and restructuring-related charges related to our Cost Plan
-    $31 million benefit related to a favorable legal settlement
First quarter 2018
Other expenses in the first quarter of fiscal 2018 consisted of:
+    $1.2 billion charge related to the EC fine

Interest Expense and Investment and Other Income, Net (in millions)
	Three Months Ended
	December 30, 2018	December 24, 2017	Change
Interest expense	$156	$170	$(14)

Investment and other income, net
Interest and dividend income	$74	$126	$(52)
Net (losses) gains on marketable securities	(72)	10	(82)
Net gains on other investments	35	13	22
Impairment losses on marketable securities and other investments	(9)	(9)	—
Equity in net losses of investees	(21)	(21)	—
Net gains (losses) on foreign currency transactions	6	(4)	10
Net losses on derivative instruments	(8)	(1)	(7)
	$5	$114	$(109)
In the fourth quarter of fiscal 2018, we implemented a stock repurchase program to repurchase up to $30 billion of our outstanding common stock. Stock repurchases made under this program have significantly reduced the amount of our cash, cash equivalents and marketable securities, resulting in a decrease to interest and dividend income.

Income Tax (Benefit) Expense (in millions)
	Three Months Ended
	December 30, 2018	December 24, 2017	Change
Income tax (benefit) expense	$(509)	$5,923	$(6,432)
Effective tax rate	(91%)	N/M	N/M
N/M - Not meaningful
The following table summarizes the primary factors that caused our income tax provision for the first quarters of fiscal 2019 and 2018 to differ from the expected income tax provision at the U.S. federal statutory rate:

	Three Months Ended
	December 30, 2018	December 24, 2017
Expected income tax provision at federal statutory tax rate	$117	$(15)
Benefits from establishing new U.S. net deferred tax assets	(570)	—
Benefits from foreign income taxed at other than U.S. rates	4	7
Benefits related to the research and development tax credit	(24)	1
Foreign-derived intangible income (FDII)	(41)	—
Toll Charge from U.S. tax reform	—	5,307
Remeasurement of deferred taxes due to changes in statutory tax rate	—	567
Foreign withholding taxes	—	86
Other	5	(30)
Income tax (benefit) expense	$(509)	$5,923
The 2017 Tax Cuts and Jobs Act (the Tax Legislation) significantly revised the United States corporate income tax by, among other things, lowering the corporate income tax rate to 21% and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (the Toll Charge). The Tax Legislation fundamentally changed the taxation of multinational entities, including a shift from a system of worldwide taxation with deferral to a hybrid territorial system, featuring a participation exemption regime with current taxation of certain foreign income, a minimum tax on low-taxed foreign earnings, and new measures to deter base erosion and promote U.S. production. As a fiscal-year taxpayer, certain provisions of the Tax Legislation became effective starting at the beginning of fiscal 2019, including new taxes due on certain foreign income, such as GILTI (global intangible low-taxed income), BEAT (base-erosion and anti-abuse tax) and FDII (foreign-derived intangible income). In response to the Tax Legislation, we implemented certain tax restructuring in fiscal 2018 and 2019. As a result, substantially all of our income is in the U.S. and qualifies for preferential treatment as FDII, and the impact of GILTI and BEAT are negligible. Accordingly, our estimated annual effective tax rate for fiscal 2019 reflects the effects of these components of the Tax Legislation. Our federal statutory income tax rate for fiscal 2018 reflected a blended rate of approximately 25%.
As a result of the Tax Legislation, in fiscal 2019, several of our foreign subsidiaries made tax elections (commonly referred to as “check-the-box” elections) to be treated as U.S. branches for federal income tax purposes effective beginning in fiscal 2018 and 2019. We believe that by these foreign subsidiaries being treated as U.S. branches for federal income taxes, rather than controlled foreign corporations, we will significantly reduce the risk of being subject to GILTI and BEAT taxes. As a result of making these check-the-box elections in the first quarter of fiscal 2019, we recorded a tax benefit of $570 million due to establishing new U.S. net deferred tax assets resulting from the difference between the GAAP basis and the U.S. federal tax carryover basis of the existing assets and liabilities of those foreign subsidiaries, primarily related to customer incentive liabilities that have not been deducted for tax purposes.
The effective tax rate of 91% benefit for the first quarter of fiscal 2019 was lower than the estimated annual effective tax rate of 7% benefit primarily due to the tax benefit of $570 million described above, which was recorded discretely in the first quarter.
Unrecognized tax benefits were $223 million and $217 million at December 30, 2018 and September 30, 2018, respectively. We believe that it is reasonably possible that the total amounts of unrecognized tax benefits at December 30, 2018 may increase or decrease in the next 12 months.
The United States Treasury Department has issued proposed regulations on several provisions of the Tax Legislation, including foreign tax credits, GILTI, BEAT and interest expense deduction limitations, which are expected to be finalized in the next several months. When finalized, these proposed regulations may adversely affect our provision for income taxes, results of operations and/or cash flow.
Segment Results
The following should be read in conjunction with the financial results for the first three months of fiscal 2019 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 7. Segment Information.”

QCT Segment

	Three Months Ended
(in millions)	December 30, 2018	December 24, 2017	Change
Revenues
Equipment and services	$3,678	$4,598	$(920)
Licensing	61	53	8
Total revenues	$3,739	$4,651	$(912)
EBT (1)	$598	$955	$(357)
EBT as a % of revenues	16%	21%	(5%)

(1)	Earnings (loss) before taxes.
During the first quarter of fiscal 2019, we combined our Small Cells business, which sells products designed for the implementation of small cells to address the challenge of meeting the increased demand for mobile data, into our QCT segment. Revenues and operating results related to the Small Cells business were included in nonreportable segments through the end of fiscal 2018. Prior period segment information has not been adjusted to conform to the new segment presentation as such adjustments are insignificant.
Equipment and services revenues mostly relate to sales of Mobile Station Modem (MSM) and accompanying Radio Frequency (RF), Power Management (PM) and wireless connectivity integrated circuits. Approximately 186 million and 237 million MSM integrated circuits were sold in the first quarter of fiscal 2019 and 2018, respectively.
First quarter 2019 vs. 2018
The decrease in QCT equipment and services revenues in the first quarter of fiscal 2019 was primarily due to:

-	$700 million in lower MSM and accompanying unit shipments, primarily due to a decline in share at Apple

-	$280 million decrease due to lower average selling prices

-	$154 million in lower RFFE product revenues, primarily due to a decline in share at Apple

-	$92 million in lower connectivity product revenues

+	$256 million due to favorable product mix
QCT EBT as a percentage of revenues decreased in the first quarter of fiscal 2019 primarily due to:

-	decrease in QCT revenues

-	decrease in gross margin percentage, primarily driven by lower average selling prices, partially offset by higher-margin product mix and lower average unit costs

+	decrease in operating expenses, primarily driven by actions under our Cost Plan
QCT accounts receivable decreased by 28% in the first quarter of fiscal 2019 from $1.36 billion to $987 million, primarily due to a decrease in revenues and the timing of integrated circuit shipments. QCT inventories remained largely flat in the first quarter of fiscal 2019, changing from $1.68 billion to $1.70 billion.
QTL Segment

	Three Months Ended
(in millions)	December 30, 2018	December 24, 2017	Change
Licensing revenues	$1,018	$1,266	$(248)
EBT	$590	$854	$(264)
EBT as a % of revenues	58%	67%	(9%)
First quarter 2019 vs. 2018
QTL results in the first quarter of fiscal 2019 reflected the adoption of the new accounting guidance that requires us to estimate and recognize QTL royalties in the period in which the associated sales occur, resulting in an acceleration of royalty revenues by one quarter as compared to fiscal 2018. Fiscal 2018 results have not been adjusted for the adoption of the new accounting guidance.
QTL results in the first quarter of fiscal 2019 and 2018 were negatively impacted by our continued dispute with Apple and its contract manufacturers (who are our licensees). Revenues in the first quarter of fiscal 2019 and the first quarter of fiscal 2018 did not include royalties due on sales of Apple or other products by Apple’s contract manufacturers. QTL revenues in the first quarter of fiscal 2019 included $150 million of royalties due under an interim agreement with Huawei (who was previously disclosed as the other licensee in dispute). This represents a minimum, non-refundable amount for royalties due for the first quarter of fiscal 2019 by Huawei while negotiations continue. This payment does not reflect the full amount of royalties due under the underlying license agreement.
QTL licensing revenues in the first quarter of fiscal 2019, which related to sales made by our licensees in the December 2018 quarter, decreased compared to licensing revenues in the first quarter of fiscal 2018, which related to sales made by our licensees in the September 2017 quarter, primarily due to:

-	$210 million in lower estimated revenues per unit compared to revenues per reported unit

-	$207 million decrease in estimated sales of CDMA-based products (including multi-mode products that also implement OFDMA) compared to reported sales of CDMA-based products

+	$150 million under an interim agreement with Huawei

+	$30 million increase in royalty revenues recognized related to devices sold in prior periods
QTL EBT as a percentage of revenues decreased in the first quarter of fiscal 2019 primarily due to:

-	higher research and development costs due to an increase in the amount of research and development expense allocated to QTL in fiscal 2019

-	lower QTL revenues

+	lower selling, general and administrative expenses resulting primarily from lower bad debt expense and lower litigation costs
QTL accounts receivable increased by 63% in the first quarter of fiscal 2019 from $1.47 billion to $2.41 billion, primarily due to the adoption of the new accounting guidance and the timing of the collection of payments from certain of our licensees.
QSI Segment

	Three Months Ended
(in millions)	December 30, 2018	December 24, 2017	Change
Equipment and services revenues	$27	$30	$(3)
EBT	8	11	(3)
First quarter 2019 vs. 2018
The decrease in QSI EBT in the first quarter of fiscal 2019 was primarily due to:

-	$23 million net loss on investments in marketable equity securities

+	$20 million net gain on investments in non-marketable equity securities
Looking Forward
In the coming years, we expect continued growth in consumer demand for 3G/4G multi-mode and 4G products and services and new consumer demand for 3G/4G/5G multi-mode and 5G products and services, around the world, driven primarily by smartphones. We also expect growth in new device categories and industries, driven by the expanding adoption of certain technologies that are already commonly used in smartphones by industry segments outside traditional cellular industries, such as automotive, IoT and networking.
As we look forward to the next several months and beyond, we expect our business to be impacted by the following key items:

•
In the second quarter of fiscal 2018, we announced a Cost Plan designed to align our cost structure to our long-term margin targets. As part of this plan, we continue to execute on a series of targeted actions across our businesses to reduce annual costs by $1 billion, excluding incremental costs resulting from any future acquisition of a business. We expect these cost reductions to be fully captured in fiscal 2019, excluding litigation costs that are in excess of the baseline spend. In connection with this plan, we expect to incur additional restructuring and restructuring-related charges of up to $50 million, and since the inception of the Cost Plan, we have incurred a total of $867 million in net restructuring and restructuring-related charges.

•
Regulatory authorities in certain jurisdictions continue to investigate our business practices and institute proceedings against us, including the lawsuit filed against us by the United States Federal Trade Commission (FTC), which trial took place in January 2019, and other regulatory authorities may do so in the future. Additionally, certain of our direct and indirect customers and licensees, including Apple, have pursued, and others may in the future pursue, litigation or arbitration against us related to our business. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, revenues, results of operations, financial condition and cash flows. Depending on the type of matter, various remedies that could result from an unfavorable resolution include, among others, the loss of our ability to enforce one or more of our patents; injunctions; monetary damages or fines or other orders to pay money; the issuance of orders to cease certain conduct or modify our business practices, such as requiring us to reduce our royalty rates, reduce the base on which our royalties are calculated, grant patent licenses to chipset manufacturers, or modify or renegotiate some or all of our existing license agreements; and determinations that some or all of our license agreements are invalid or unenforceable. These activities have required, and we expect that they will continue to require, the investment of significant management time and attention and have resulted, and we expect that they will continue to result, in increased legal costs until the respective matters are resolved. See “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies” and “Risk Factors” in this Quarterly Report, including the Risk Factors entitled “Efforts by some communications equipment manufacturers or their customers to avoid paying fair and reasonable royalties for the use of our intellectual property may require the investment of substantial management time and financial resources and may result in legal decisions or actions by governments, courts, regulators or agencies, Standards Development Organizations (SDOs) or other industry organizations that harm our business,” “Our business, particularly our licensing business, may suffer as a result of adverse rulings in government investigations or proceedings” and “Changes in our patent licensing practices, whether due to governmental investigations, private legal proceedings challenging those practices or otherwise, could adversely impact our business and results of operations.”

•
We are currently in dispute with Apple surrounding what we believe is an attempt by Apple to reduce the amount of royalties that its contract manufacturers (who are our licensees) are required to pay to us for use of our intellectual property. In the first three months of fiscal 2019, such contract manufacturers did not fully report, and did not pay, royalties due on sales of Apple products. We have taken action against Apple’s contract manufacturers to compel them to pay the required royalties, and against Apple, as described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.” We did not record any revenues in first three months of fiscal 2019 or in fiscal 2018 for royalties due on sales from Apple’s contract manufacturers, and as a result, QTL revenues and EBT were negatively impacted by these continued disputes. We expect these companies will continue to take such actions in the future, resulting in significant legal costs and negatively impacting our future revenues, as well as our financial condition, results of operations and cash flows until the respective disputes are resolved. In the first quarter of fiscal 2019, we entered into a second interim agreement with Huawei in which Huawei agreed to make three quarterly payments of $150 million (for sales made in consecutive calendar quarters beginning with the quarter ended December 2018) as minimum, non-refundable payments for royalties due for sales of licensed products by Huawei during the relevant quarter while negotiations continue. We recognized $150 million of royalty revenues in the first quarter of fiscal 2019 under the interim agreement. These payments do not reflect the full amount of royalties due under the underlying license agreement. If we do not reach a final agreement with Huawei prior to the conclusion of the interim agreement, Huawei may not make any other payments or may not make full payments under the underlying license agreement, which may result in significant legal costs, due to exercising the dispute resolution provision in the license agreement, and will negatively impact our future revenues, as well as our financial condition, results of operations and cash flows until the dispute is resolved.

•
To position QTL for stability on a long-term basis, we have announced that our cellular standard-essential patent only licensing terms, including 3G, 4G and 5G through Release 15 for both single mode and multi-mode devices worldwide, will remain at the same rate, consistent with our licensing program established in China for 3G and 4G devices. A number of our licensees have entered into cellular standard-essential patent only agreements on a worldwide basis, and we expect more of our licensees may enter into such cellular standard-essential patent only agreements in the future. In addition, in fiscal 2018, we reduced the per unit royalty cap on smartphones. While we expect these developments to enhance stability for the long term, they negatively impact QTL royalty revenues.

•	We expect our business, particularly QCT, to continue to be impacted by industry dynamics, including:

•
Concentration of device share among a few companies within the premium tier, resulting in significant supply chain leverage for those companies, and exacerbating the negative impact to our business and financial results if any of those companies do not utilize our chipsets;

•	Decisions by companies to utilize their own internally-developed integrated circuit products and/or sell such products to others, including by bundling with other products;

•
Decisions by certain companies to utilize our competitors’ integrated circuit products in all or a portion of their devices. For example, we have not been the sole supplier of modems for iPhone products beginning with products that launched in September 2016, as Apple utilizes modems from one or more of our competitors in a portion of such devices. Apple is solely using one or more of our competitors’ modems, rather than our modems, in its 2018 iPhone release and may take similar actions in the future. Accordingly, QCT revenues from modem sales for iPhones have declined in the first quarter of fiscal 2019 and may fluctuate in the future, in part depending on the extent of Apple’s utilization of competitors’ modems and the mix of the various versions of its products that are sold. Overall, QCT revenues, as well as profitability, may similarly decline unless offset by sales of integrated circuit products to other customers, including those outside of traditional cellular industries, such as automotive, IoT and networking. Apple’s sourcing of integrated circuit products does not impact our licensing revenues since our licensing revenues from Apple products are not dependent upon whether such products include our chipsets;

•
Intense competition, particularly in China, as our competitors expand their product offerings and/or reduce the prices of their products as part of a strategy to attract new and/or retain existing customers;

•	Further lengthening of replacement cycles as smartphone penetration increases and consumer demand is increasingly driven by new product launches and/or innovation cycles;

•	Continued growth of device share by Chinese OEMs in China and in regions outside of China; and

•	Increasing consumer demand for 3G/4G smartphone products in emerging regions driven by availability of lower-tier 3G/4G devices.

•	Current U.S./China trade relations may negatively impact our business, growth prospects and results of operations.

•	We expect the ongoing rollout of 4G services in emerging regions will encourage competition and growth, bringing the benefits of 3G/4G LTE multi-mode to consumers.

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

•
We continue to invest significant resources to develop our wireless baseband chipsets, and our converged computing/communications (Snapdragon) chipsets, which incorporate technologies in the following areas, among others: advancements in 4G and 5G, OFDM-based Wi-Fi, RFFE, connectivity, power management, graphics, audio and video codecs, multimedia, artificial intelligence (AI) and virtual/augmented reality, and all of which contribute to the expansion of our intellectual property portfolio. We are also investing in targeted opportunities that leverage our existing technical and business expertise to deploy new business models and enter and/or expand into new industry segments and applications, such as products for automotive, IoT (including the connected home, smart cities, wearables, voice and music and robotics), networking, computing and AI, such as machine learning, among others.

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
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations, cash provided by our debt programs and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. The following table presents selected financial information related to our liquidity as of December 30, 2018 and September 30, 2018 and for the first three months of fiscal 2019 and 2018 (in millions):

	December 30, 2018	September 30, 2018	$ Change	% Change
Cash, cash equivalents and marketable securities	$10,350	$12,123	$(1,773)	(15%)
Accounts receivable, net	3,426	2,904	522	18%
Inventories	1,698	1,693	5	—%
Short-term debt	998	1,005	(7)	(1%)
Long-term debt	15,388	15,365	23	—%
Noncurrent income taxes payable	2,174	2,312	(138)	(6%)

	Three Months Ended
	December 30, 2018	December 24, 2017	$ Change	% Change
Net cash provided by operating activities	$356	$1,762	$(1,406)	(80%)
Net cash used by investing activities	(152)	(3,261)	3,109	(95%)
Net cash used by financing activities	(1,887)	(165)	(1,722)	N/M
N/M - Not meaningful
The net decrease in cash, cash equivalents and marketable securities was primarily due to $1.0 billion in payments to repurchase shares of our common stock, $750 million in cash dividends paid, $152 million in capital expenditures and $139 million in payments of tax withholdings related to the vesting of share-based awards, partially offset by net cash provided by operating activities. Total cash provided by operating activities decreased primarily due to lower revenues, as well as changes in working capital related to payroll, benefits and other liabilities and inventories and the timing of related payments. Total cash provided by operating activities was also negatively impacted by continued actions taken by Apple and its contract manufacturers who did not report or pay royalties due on sales of Apple products in the first three months of fiscal 2019 and the first three months of fiscal 2018.
Our days sales outstanding, on a consolidated basis, increased to 64 at December 30, 2018, as compared to 49 at September 30, 2018. The increase in accounts receivable and the related days sales outstanding were primarily due to the adoption of the new revenue recognition accounting guidance, partially offset by a decrease in QCT revenues and the timing of integrated circuit shipments. Inventories remained largely flat in the first quarter of fiscal 2019.
Debt. Our 2016 Amended and Restated Revolving Credit Facility provides for unsecured revolving facility loans, swing line loans and letters of credit in the aggregate amount of up to $5.0 billion, of which $530 million and $4.47 billion will expire in February 2020 and November 2021, respectively. At December 30, 2018, no amounts were outstanding under the revolving credit facility.
We have an unsecured commercial paper program, which provides for the issuance of up to $5.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. At December 30, 2018, we had $1.0 billion of commercial paper outstanding with a weighted-average interest rate of 2.55% and weighted-average remaining days to maturity of 26 days.
In May 2017, we issued an aggregate principal amount of $11.0 billion in nine tranches of unsecured floating- and fixed-rate notes, of which $7.0 billion remains outstanding with maturity dates in 2023 through 2047. Effective interest rates were between 2.70% and 4.47% at December 30, 2018. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes.
In May 2015, we issued an aggregate principal amount of $10.0 billion in eight tranches of unsecured floating- and fixed-rate notes, of which $8.5 billion remains outstanding with maturity dates in 2020 through 2045. Effective interest rates were between 3.18% and 4.73% at December 30, 2018. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes.
In the second quarter of 2019, we issued financial guarantees to enforce an injunction imposed by the Munich District Court in an outstanding legal matter in the amount of 1.3 billion Euro (approximately $1.5 billion based on the exchange rate at December 30, 2018). Further information regarding this matter is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.”

We may issue additional debt in the future. The amount and timing of such additional borrowings will be subject to a number of factors, including acquisitions and strategic investments, acceptable interest rates and changes in corporate income tax law, among other factors.
Additional information regarding our outstanding debt at December 30, 2018 is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Debt.”
Income Taxes. Tax Legislation, which was signed into law during the first quarter of fiscal 2018, resulted in a $5.2 billion charge recognized in fiscal 2018 related to the Toll Charge. We currently estimate that we will pay $2.1 billion for the Toll Charge, after application of certain tax credits (including excess tax credits that are expected to be generated in fiscal 2019), which is payable in installments over eight years (8% in each of the first five years, 15% in year six, 20% in year seven and 25% in year eight). The first payment was made on January 15, 2019.
Additional information regarding our income taxes is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 3. Income Taxes.”
Capital Return Program. In the fourth quarter of fiscal 2018, we announced a stock repurchase program authorizing us to repurchase up to $30 billion of our common stock. In fiscal 2018, we entered into three accelerated share repurchase agreements (ASR Agreements) to repurchase an aggregate of $16 billion of our common stock, with 178.4 million shares initially delivered to us under the ASR Agreements and were retired. Pursuant to the terms of the ASR Agreements, the final number of shares and the average purchase price will be determined at the end of the applicable purchase periods, which are scheduled to occur in early September 2019 but may occur earlier in certain circumstances. In the first three months of fiscal 2019, we repurchased and retired 16.8 million shares of our common stock for $1.0 billion, before commissions. At December 30, 2018, $7.8 billion remained authorized for repurchase under the stock repurchase program.
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
In the first three months of fiscal 2019, we paid cash dividends totaling $750 million, or $0.62 per share. On January 14, 2019, we announced a cash dividend of $0.62 per share on our common stock, payable on March 28, 2019 to stockholders of record as of the close of business on March 7, 2019. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders, among other factors.
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

•
We expect the majority of the charges incurred in connection with our Cost Plan will result in cash payments. Our restructuring accrual was $73 million at December 30, 2018, and we expect to incur additional restructuring and restructuring-related charges of up to $50 million.

•
Our purchase obligations at December 30, 2018, some of which relate to research and development activities and capital expenditures, totaled $3.7 billion and $499 million for fiscal 2019 and 2020, respectively, and $309 million thereafter.

•
Our research and development expenditures were $1.3 billion in the first three months of fiscal 2019 and $5.6 billion in fiscal 2018, and we expect to continue to invest heavily in research and development for new technologies, applications and services for voice and data communications.

•
Cash outflows for capital expenditures were $152 million in the first three months of fiscal 2019 and $784 million in fiscal 2018. We expect to continue to incur capital expenditures in the future to support our business, including research and development activities.

•
The EC imposed a fine on us, of which $1.2 billion was accrued at December 30, 2018 (based on the exchange rate at December 30, 2018, including related foreign currency gains and accrued interest). In the third quarter of 2018, we provided financial guarantees in lieu of cash payment to satisfy the obligation while we appeal the EU’s decision. The fine is accruing interest at a rate of 1.50% per annum while it is outstanding.

•
In August 2019, we have the option to acquire (and the minority owner has the option to sell) the minority ownership interest in the RF360 Holdings joint venture for $1.15 billion. The accreted value of such amount was included in other current liabilities at December 30, 2018.

•
We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly, to open new opportunities for our technologies, obtain development resources, grow our patent portfolio or pursue new businesses.

Further, regulatory authorities in certain jurisdictions continue to investigate our business practices and institute proceedings against us, including the lawsuit filed against us by the United States Federal Trade Commission (FTC), which trial took place in January 2019, and other regulatory authorities may do so in the future. Additionally, certain of our direct and indirect customers and licensees, including Apple, have pursued, and others may in the future pursue, litigation or arbitration against us related to our business. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, revenues, results of operations, financial condition and cash flows. See “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies” and “Risk Factors” in this Quarterly Report.
Contractual Obligations/Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).
Additional information regarding our financial commitments at December 30, 2018 is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 3. Income Taxes,” “Note 5. Debt” and “Note 6. Commitments and Contingencies.”
Critical Accounting Estimates
Revenue Recognition. As a result of the adoption of ASC 606, we revised our critical accounting estimates beginning in fiscal 2019 as follows.
We derive revenues principally from sales of integrated circuit products and licensing of our intellectual property. We grant licenses or otherwise provide rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products. Licensees pay royalties based on their sales of products incorporating or using our licensed intellectual property and may also pay a fixed license fee in one or more installments. Sales-based royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of complete licensed products, net of certain permissible deductions (including transportation, insurance, packing costs and other items). We broadly provide per unit royalty caps that apply to certain categories of complete wireless devices, namely smartphones, tablets and laptops, which in general, effectively provide for a maximum royalty amount per device. We estimate and recognize sales-based royalties on such licensed products in the period in which the associated sales occur, subject to certain constraints on our ability to estimate such royalties. Our estimates of sales-based royalties are based largely on an assessment of the volume of devices supplied into the market that incorporate or use our licensed intellectual property. We estimate sales-based royalties taking into consideration the mix of such sales on a licensee-by-licensee basis, as well as the licensees’ average wholesale prices of such products, and considers all information (historical, current and forecasted) that is reasonably available to us. Our licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter, which is generally the following quarter. As a result of recognizing revenues in the period in which the licensees’ sales occur using estimates, adjustments to revenues will be required in subsequent periods to reflect changes in estimates as new information becomes available, primarily resulting from actual amounts reported by our licensees.
From time to time, companies initiate various strategies to attempt to renegotiate, reduce and/or eliminate their need to pay royalties to us for the use of our intellectual property. Certain licensees have disputed, underreported, underpaid, not reported and/or not paid royalties owed to us under their license agreements with us or reported to us in a manner that is not in compliance with their contractual obligations, and such licensees may continue to do so in the future. In such cases, we estimate and recognize licensing revenues only when we have a contract, as defined in ASC 606, and to the extent it is probable that a significant reversal of cumulative revenues recognized will not occur. We analyze the risk of a significant revenue reversal considering both the likelihood and magnitude of the reversal and, if necessary, constrain the amount of estimated revenues recognized in order to mitigate this risk, which may result in recognizing revenues less than amounts contractually owed to us.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements and the impact of those pronouncements, if any, on our consolidated financial statements is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 1. Basis of Presentation and Significant Accounting Policies Update.”
Risk Factors
You should consider each of the following factors in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also negatively impact our business and results of operations and require significant management time and attention. In that case, the trading price of our common stock could decline. You should also consider the other information set forth in this Quarterly Report in evaluating our business and our prospects, including but not limited to our financial statements and the related notes, and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” References to “and” and “or” should be read to include the other as well as “and/or,” as appropriate.
Risks Related to Our Businesses
Our revenues depend on commercial network deployments, expansions and upgrades of CDMA, OFDMA and other communications technologies, including 5G; our customers’ and licensees’ sales of products and services based on these technologies; and customers’ demand for our products and services.
We develop, patent and commercialize technology and products based on CDMA, OFDMA and other communications technologies, which are primarily wireless. We depend on operators of wireless networks and our customers and licensees to adopt and implement the latest generation of these technologies for use in their networks, devices and services. We also depend on our customers and licensees to develop devices and services based on these technologies with value-added features to drive consumer demand for new 3G/4G and 3G/4G/5G multi-mode devices, as well as 3G, 4G and 5G single-mode devices, and to establish the selling prices for such devices. Further, we depend on the timing of our customers’ and licensees’ deployments of new devices and services based on these technologies. Increasingly, we also depend on operators of wireless networks, our customers and licensees and other third parties to incorporate these technologies into new device types and into industries and applications beyond traditional cellular communications, such as automotive, IoT (including the connected home, smart cities, wearables, voice and music and robotics), networking, computing and artificial intelligence (AI), such as machine learning, among others.
We have historically been successful during wireless technology transitions. The next generation of wireless technologies is 5G, which we expect will empower a new era of connected devices and will be utilized not only in handsets but in new device types, industries and applications beyond traditional cellular communications. We expect initial commercial deployments of 5G devices to begin in calendar 2019. We believe it is important that we be a leader in 5G technology development, standardization, intellectual property creation and licensing, and that we develop, commercialize and be a leading supplier of 5G integrated circuit products and services, in order to sustain and grow our business long-term.
Our revenues and growth in revenues could be negatively impacted, our business may be harmed and our substantial investments in these technologies may not provide us an adequate return, if:

•	wireless operators and industries beyond traditional cellular communications deploy alternative technologies;

•	wireless operators delay next-generation network deployments, expansions or upgrades or delay moving customers to 3G/4G and 3G/4G/5G multi-mode devices, as well as 3G, 4G and 5G single-mode devices;

•	LTE, an OFDMA-based wireless technology, is not more widely deployed or further commercial deployment is delayed;

•
government regulators delay making sufficient spectrum available for 3G, 4G and 5G wireless technologies, including unlicensed spectrum and shared spectrum technologies, thereby restricting the ability of wireless operators to deploy or expand the use of these technologies;

•	wireless operators delay or do not drive improvements in 3G, 4G or 3G/4G multi-mode network performance and capacity;

•
our customers’ and licensees’ revenues and sales of products, particularly premium-tier products, and services using these technologies, and average selling prices (ASPs) of such products, decline, do not grow or do not grow as anticipated due to, for example, the maturity of smartphone penetration in developed regions;

•	our intellectual property and technical leadership included in the 5G standardization effort is different than in 3G and 4G standards;

•	the standardization and deployment of 5G technologies is delayed;

•
we are unable to drive the adoption of our products and services into networks and devices, including devices beyond traditional cellular applications, based on CDMA, OFDMA and other communications technologies; or

•	consumers’ rates of replacement of smartphones and other computing devices decline, do not grow or do not grow as anticipated.
Our industry is subject to competition in an environment of rapid technological change that could result in decreased demand or declining average selling prices for our products or those of our customers or licensees.
Our products, services and technologies face significant competition. We expect competition to increase as our current competitors expand their product offerings or reduce the prices of their products as part of a strategy to attract new business and customers, as new opportunities develop, and as new competitors enter the industry. Competition in wireless communications is affected by various factors that include, among others: device manufacturer concentrations; vertical integration; growth in demand, consumption and competition in certain geographic regions; government intervention or support of national industries or competitors; evolving industry standards and business models; evolving methods of transmission of voice and data communications; increasing data traffic and densification of wireless networks; convergence and aggregation of connectivity technologies (including Wi-Fi and LTE) in both devices and access points; consolidation of wireless technologies and infrastructure at the network edge; networking and connectivity trends (including cloud services); use of licensed, shared and unlicensed spectrum; the evolving nature of computing (including demand for always on, always connected capabilities); the speed of technological change (including the transition to smaller geometry process technologies); value-added features that drive selling prices as well as consumer demand for new 3G/4G and 3G/4G/5G multi-mode devices, as well as 3G, 4G and 5G single-mode devices; turnkey, integrated products that incorporate hardware, software, user interface, applications and reference designs; scalability; and the ability of the system technology to meet customers’ immediate and future network requirements. We anticipate that additional competitors will introduce products as a result of growth opportunities in wireless communications, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in certain segments of the industry. Additionally, the semiconductor industry has experienced and may continue to experience consolidation, which could result in significant changes to the competitive landscape.
We expect that our future success will depend on, among other factors, our ability to:

•
differentiate our integrated circuit products with innovative technologies across multiple products and features (e.g., modem, radio frequency front-end (RFFE), graphics and other processors, camera and connectivity) and with smaller geometry process technologies that drive performance;

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

•
maintain or accelerate demand for our integrated circuit products at the premium device tier, while increasing the adoption of our products in mid- and low-tier devices, in part by strengthening our integrated circuit product roadmap for, and developing channel relationships in, emerging regions, such as China and India, and by providing turnkey products, which incorporate our integrated circuits, for low- and mid-tier smartphones, tablets and laptops;

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

•
be a preferred partner and sustain preferred relationships providing integrated circuit products that support multiple operating system and infrastructure platforms to industry participants that effectively commercialize new devices using these platforms;

•
increase or accelerate demand for our semiconductor component products, including RFFE, and our wired and wireless connectivity products, including networking products for consumers, carriers and enterprise equipment and connected devices;

•
identify potential acquisition targets that will grow or sustain our business or address strategic needs, reach agreement on terms acceptable to us, close the transactions and effectively integrate these new businesses, products and technologies;

•
create standalone value and contribute to the success of our existing businesses through acquisitions, joint ventures and other transactions, and by developing customer, licensee, vendor, distributor and other channel relationships in new industry segments and with disruptive technologies, products and services, such as products for automotive, IoT (including the connected home, smart cities, wearables, voice and music and robotics), networking, computing and AI, such as machine learning, among others;

•
become a leading supplier of RFFE products, which are designed to address cellular radio frequency band fragmentation while improving radio frequency performance and assist original equipment manufacturers in developing multiband, multi-mode mobile devices;

•
be a leader in 5G technology development, standardization, intellectual property creation and licensing, and develop, commercialize and be a leading supplier of 5G integrated circuit products and services; and

•	continue to develop brand recognition to effectively compete against better known companies in computing and other consumer driven segments and to deepen our presence in significant emerging regions.
Competition in any or all product tiers may result in the loss of certain business or customers, which would negatively impact our revenues, results of operations and cash flows. Such competition may also reduce average selling prices for our chipset products or the products of our customers and licensees. Certain of these dynamics are particularly pronounced in emerging regions where competitors may have lower cost structures or may have a willingness and ability to accept lower prices and lower or negative margins on their products (particularly in China). Reductions in the average selling prices of our chipset products, without a corresponding increase in volumes, would negatively impact our revenues, and without corresponding decreases in average unit costs, would negatively impact our margins. In addition, reductions in the average selling prices of our licensees’ products, unless offset by an increase in volumes, would generally decrease total royalties payable to us, negatively impacting our licensing revenues.
We compete with many different semiconductor companies, ranging from multinational companies with integrated research and development, manufacturing, sales and marketing organizations across a broad spectrum of product lines, to companies that are focused on a single application market segment or standard product, including those that produce products for automotive, IoT and networking applications. Most of these competitors compete with us with respect to some, but not all, of our businesses. Companies that promote standards that are neither CDMA- nor OFDMA-based (e.g., GSM) as well as companies that design integrated circuits based on CDMA, OFDMA, Wi-Fi or their derivatives are generally competitors or potential competitors. Examples (some of which are strategic partners of ours in other areas) include Actions (Zhuhai) Technology Co., LTD, Advanced Micro Devices, Inc., Altair Engineering, Inc., Ambarella, Inc., AMLogic Co., Inc., Broadcom Limited, Cypress Semiconductor Corporation, Fuzhou Rockchip Electronics Co., LTD., HiSilicon Technologies, Intel, Marvell Technology, MediaTek, Murata Manufacturing Co., Ltd., Nvidia, NXP Semiconductors N.V., Qorvo Inc., Renesas Electronics Corporation, Samsung Electronics, Skyworks Solutions Inc., Spreadtrum Communications (which is controlled by Tsinghua Unigroup), STMicroelectronics International N.V., Texas Instruments Incorporated and Quantenna Communications, Inc. Some of these current and potential competitors may have advantages over us that include, among others: motivation by our customers in certain circumstances to use our competitors’ integrated circuit products, to utilize their own internally-developed integrated circuit products or sell such products to others, including by bundling with other products, or to choose alternative technologies; lower cost structures or a willingness and ability to accept lower prices and lower or negative margins for their products, particularly in China; foreign government support of other technologies or competitors; better known brand names; ownership and control of manufacturing facilities and greater expertise in manufacturing processes; more extensive relationships with local distribution companies and original equipment manufacturers in certain geographic regions (such as China); more experience in adjacent industry segments outside traditional cellular industries (such as automotive, IoT and computing); and a more established presence in certain regions.
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

In addition, certain of our largest integrated circuit customers develop their own integrated circuit products, which they have in the past chosen to utilize in certain of their devices and may in the future choose to utilize in certain (or all) of their devices, rather than our products (and may sell their integrated circuit products to third parties in competition with us). Also, Apple, which has historically been one of our largest customers, now utilizes products of one of our competitors in many of their devices rather than our products, is solely utilizing one or more of our competitor’s products in its most recent smartphone launch and may continue to use our competitors’ products rather than our products in the future.
The loss of any one of our significant customers, a reduction in the purchases of our products by such customers or the cancelation of significant purchases by any of these customers, whether due to the use of their own integrated circuit products, our competitors’ integrated circuit products or otherwise, would reduce our revenues and could harm our ability to achieve or sustain expected results of operations, and a delay of significant purchases, even if only temporary, would reduce our revenues in the period of the delay. Any such reduction in revenues would also impact our cash resources available for other purposes, such as research and development. Further, the concentration of device share among a few companies, and the corresponding purchasing power of these companies, may result in lower prices for our products which, if not accompanied by a sufficient increase in the volume of purchases of our products, could have an adverse effect on our revenues and margins. In addition, the timing and size of purchases by our significant customers may be impacted by the timing of such customers’ new or next generation product introductions, over which we have no control, and the timing and success of such introductions may cause our revenues and results of operations to fluctuate. Accordingly, if current industry dynamics and concentrations continue, our QCT segment’s revenues will continue to depend largely upon, and be impacted by, future purchases, and the timing and size of any such future purchases, by these significant customers.
Further, to the extent Apple purchases our products, it purchases our Mobile Data Modem (MDM) products, which do not include our integrated application processor technology, and which have lower revenue and margin contributions than our combined modem and application processor products. To the extent Apple takes device share from our customers who purchase our integrated modem and application processor products, our revenues and margins may be negatively impacted.
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
In addition, there has been and continues to be litigation among certain of our customers and other industry participants, and the potential outcomes of such litigation, including but not limited to injunctions against devices that incorporate our products or intellectual property, and rulings on certain patent law or patent licensing issues that create new legal precedent, could impact our business, particularly if such action impacts one of our larger customers.
Although we have more than 300 licensees, our QTL segment derives a significant portion of its revenues from a limited number of licensees, which increasingly includes a small number of Chinese OEMs. In the event that one or more of our significant licensees fail to meet their reporting and payment obligations, or we are unable to renew or modify one or more of such license agreements, including standard-essential patent only license agreements, under similar terms, our revenues, results of operations and cash flows would be adversely impacted. Moreover, the future growth and success of our core licensing business will depend in part on the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain customer acceptance. We have no control over the product development, sales efforts or pricing of products by our licensees, and our licensees might not be successful. Reductions in the average selling prices of wireless devices sold by our licensees, without a sufficient increase in the volumes of such devices sold, would generally have an adverse effect on our licensing revenues. Such adverse impact may be mitigated by the per unit royalty caps that apply to certain categories of complete wireless devices, namely smartphones, tablets and laptops.
We derive a significant portion of our consolidated revenues from the premium-tier device segment. If sales of premium-tier devices decrease, or sales of our premium-tier integrated circuit products decrease, our results of operations could be negatively affected.
We derive a significant portion of our revenues from the premium-tier device segment, and we expect this trend to continue in the foreseeable future. We have experienced, and expect to continue to experience, slowing growth in the premium-tier device segment due to, among other factors, lengthening replacement cycles in developed regions, where premium-tier smartphones are common; increasing consumer demand in emerging regions, particularly China and India, where premium-tier smartphones are less common and replacement cycles are on average longer than in developed regions and are continuing to lengthen; and a maturing premium-tier smartphone industry in which demand is increasingly driven by new product launches and innovation cycles.

In addition, as discussed in the prior risk factor, our industry is experiencing concentration of device share at the premium tier among a few companies, which gives them significant supply chain leverage. Further, those companies may utilize their own internally-developed integrated circuit products, or our competitors’ integrated circuit products, rather than our products in all or a portion of their devices. These dynamics may result in lower prices for or reduced sales of our premium-tier integrated circuit products.
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
Efforts by some communications equipment manufacturers or their customers to avoid paying fair and reasonable royalties for the use of our intellectual property may require the investment of substantial management time and financial resources and may result in legal decisions or actions by governments, courts, regulators or agencies, Standards Development Organizations (SDOs) or other industry organizations that harm our business.
From time to time, companies initiate various strategies to attempt to renegotiate, reduce or eliminate their need to pay royalties to us for the use of our intellectual property. These strategies have included: (i) litigation, often alleging infringement of patents held by such companies, patent misuse, patent exhaustion, patent invalidity or unenforceability of our patents or licenses, that we do not license our patents on fair, reasonable and nondiscriminatory (FRAND) terms, or some form of unfair competition or competition law violation; (ii) taking positions contrary to our understanding of their contracts with us; (iii) appeals to governmental authorities; (iv) collective action, including working with wireless operators, standards bodies, other like-minded companies and other organizations, on both formal and informal bases, to adopt intellectual property policies and practices that could have the effect of limiting returns on intellectual property innovations; (v) lobbying governmental regulators and elected officials for the purpose of seeking the reduction of royalty rates or the base on which royalties are calculated, of seeking to impose some form of compulsory licensing or of weakening a patent holder’s ability to enforce its rights or obtain a fair return for such rights; and (vi) licensees using various strategies to attempt to shift their royalty obligation to their suppliers that results in lowering the wholesale (i.e., licensee’s) selling price on which the royalty is calculated.
In addition, certain licensees have disputed, underreported, underpaid, not reported or not paid royalties owed to us under their license agreements or reported to us in a manner that is not in compliance with their contractual obligations, and certain companies have yet to enter into or have delayed entering into or renewing license agreements with us for their use of our intellectual property, and licensees and companies may continue to do so in the future. The fact that one or more licensees dispute, underreport, underpay, do not report or do not pay royalties owed to us may encourage other licensees to take similar actions and may encourage other licensees or unlicensed companies to delay entering into, or not enter into, new license agreements. Further, to the extent such licensees and companies increase their device share, the negative impact of their underreporting, underpayment, non-payment or non-reporting on our business, revenues, results of operations, financial condition and cash flows will be exacerbated.
We are currently subject to various litigation and governmental investigations and proceedings, including the lawsuit filed against us by the United States Federal Trade Commission (FTC), which trial took place in January 2019, some of which have arisen and may continue to arise out of the strategies described above. Certain legal matters are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.” Additionally, certain of our direct and indirect customers and licensees, including Apple, have pursued, and others may in the future pursue, litigation or arbitration against us related to our business. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, revenues, results of operations, financial condition and cash flows. Depending on the type of matter, various remedies that could result from an unfavorable resolution include, among others, the loss of our ability to enforce one or more of our patents; injunctions; monetary damages or fines or other orders to pay money; the issuance of orders to cease certain conduct or modify our business practices, such as requiring us to reduce our royalty rates, reduce the base on which our royalties are calculated, grant patent licenses to chipset manufacturers, or modify or renegotiate some or all of our existing license agreements; and determinations that some or all of our license agreements are invalid or unenforceable. If some or all of our license agreements are declared invalid or unenforceable and we are required to renegotiate these license agreements, or if as part of a settlement we agree to renegotiate certain of our license agreements, we may not receive, or may not be able to recognize, any licensing or royalty revenues on the impacted license agreements unless and until we enter into new license agreements; and even licensees whose license agreements are not impacted may demand to renegotiate their agreements or invoke the dispute resolution provision in their agreements. The renegotiation of new license agreements could lead to arbitration or litigation to resolve the licensing terms (which could be less favorable to us than existing terms), each of which could take sev eral months or possibly years. Licensees may underreport, underpay, not report or not pay royalties owed to us pending the conclusion of such negotiations, arbitration or litigation. In addition to these issues concerning future licensing and royalty revenues, we may be sued for alleged overpayments of past royalties paid to us, including private antitrust actions seeking treble damages under U.S. antitrust laws. Such events could result in a materially negative impact on our financial condition, in which case we would have to significantly cut costs and other uses of cash, including in research and development, significantly impairing our ability to maintain product and technology leadership and invest in next generation technologies such as 5G. Further, depending on the breadth and severity of the circumstances above, we may have to reduce or eliminate our capital return programs, and our ability to timely pay our indebtedness may be impacted. If these events occur, our financial outlook and stock price would decline, possibly significantly. Further, a governmental body in a particular country or region may assert, and may be successful in imposing, remedies with effects that extend beyond the borders of that country or region. These activities have required, and we expect that they will continue to require, the investment of significant management time and attention and have resulted, and we expect that they will continue to result, in increased legal costs until the respective matters are resolved.
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
Further, some companies or entities have proposed significant changes to existing intellectual property policies for implementation by SDOs and other industry organizations with the goal of significantly devaluing standard-essential patents. For example, some have put forth proposals which would require a maximum aggregate intellectual property royalty rate for the use of all standard-essential patents owned by all of the member companies to be applied to the selling price of any product implementing the relevant standard. They have further proposed that such maximum aggregate royalty rate be apportioned to each member company with standard-essential patents based upon the number of standard-essential patents held by such company. Others have proposed that injunctions not be an available remedy for infringement of standard-essential patents and have made proposals that could severely limit damage awards and other remedies by courts for patent infringement (e.g., by severely limiting the base upon which the royalty percentage may be applied). A number of these strategies are purportedly based on interpretations of the policies of certain SDOs concerning the licensing of patents that are or may be essential to industry standards and on our (or other companies’) alleged failure to abide by these policies.
Some SDOs, courts and governmental agencies have adopted and may in the future adopt some or all of these interpretations or proposals in a manner adverse to our interests, including in litigation to which we may not be a party.
We expect that such proposals, interpretations and strategies will continue in the future, and if successful, our business model would be harmed, either by limiting or eliminating our ability to collect royalties (or by reducing the royalties we can collect) on all or a portion of our patent portfolio, limiting our return on investment with respect to new technologies, limiting our ability to seek injunctions against infringers of our standard-essential patents, constraining our ability to make licensing commitments when submitting our technology for inclusion in future standards (which could make our technology less likely to be included in such standards) or forcing us to work outside of SDOs or other industry groups to promote our new technologies, and our revenues, results of operations and cash flows could be negatively impacted. In addition, the legal and other costs associated with asserting or defending our positions have been and continue to be significant. We assume that such challenges, regardless of their merits, will continue into the foreseeable future and will require the investment of substantial management time and financial resources.
Our business, particularly our licensing business, may suffer as a result of adverse rulings in government investigations or proceedings.
We are currently subject to various governmental investigations and proceedings, particularly with respect to our licensing business, including the lawsuit filed against us by the United States Federal Trade Commission (FTC), which trial took place in January 2019, and certain such matters are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.” Key allegations in those matters include, among others, that we do not license our cellular standard-essential patents separately from our other patents, that we violate FRAND licensing commitments by refusing to grant licenses to chipset makers, that our royalty rates are too high, that the base on which our royalties are calculated should be something less than the wholesale (i.e., licensee’s) selling price of the applicable device (minus certain permitted deductions), that we unlawfully require customers to execute a patent license before we sell them cellular modem chipsets, that we have entered into exclusive agreements with chipset customers that foreclose competition, and that we violate antitrust laws, engage in anticompetitive conduct and unfair methods of competition. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, revenues, results of operations, financial condition and cash flows. Depending on the type of matter, various remedies that could result from an unfavorable resolution include, among others, the loss of our ability to enforce one or more of our patents; injunctions; monetary damages or fines or other orders to pay money; the issuance of orders to cease certain conduct or modify our business practices, such as requiring us to reduce our royalty rates, reduce the base on which our royalties are calculated, grant patent licenses to chipset manufacturers, or modify or renegotiate some or all of our existing license agreements; and determinations that some or all of our license agreements are invalid or unenforceable. If some or all of our license agreements are declared invalid or unenforceable and we are required to renegotiate these license agreements, or if as part of a settlement we agree to renegotiate certain of our license agreements, we may not receive, or may not be able to recognize, any licensing or royalty revenues on the impacted license agreements unless and until we enter into new license agreements; and even licensees whose license agreements are not impacted may demand to renegotiate their agreements or invoke the dispute resolution provision in their agreements. The renegotiation of new license agreements could lead to arbitration or litigation to resolve the licensing terms (which could be less favorable to us than existing terms), each of which could take several months or possibly years. Licensees may underreport, underpay, not report or not pay royalties owed to us pending the conclusion of such negotiations, arbitration or litigation. In addition to these issues concerning future licensing and royalty revenues, we may be sued for alleged overpayments of past royalties paid to us, including private antitrust actions seeking treble damages under U.S. antitrust laws. Such events could result in a materially negative i mpact on our financial condition, in which case we would have to significantly cut costs and other uses of cash, including in research and development, significantly impairing our ability to maintain product and technology leadership and invest in next generation technologies such as 5G. Further, depending on the breadth and severity of the circumstances above, we may have to reduce or eliminate our capital return programs, and our ability to timely pay our indebtedness may be impacted. If these events occur, our financial outlook and stock price would decline, possibly significantly. Further, a governmental body in a particular country or region may assert, and may be successful in imposing, remedies with effects that extend beyond the borders of that country or region. These activities have required, and we expect that they will continue to require, the investment of significant management time and attention and have resulted, and we expect that they will continue to result, in increased legal costs until the respective matters are resolved.
Changes in our patent licensing practices, whether due to governmental investigations, private legal proceedings challenging those practices or otherwise, could adversely impact our business and results of operations.
We are currently subject to various governmental investigations and proceedings and private legal proceedings challenging our patent licensing and chipset sales practices, including the lawsuit filed against us by the United States Federal Trade Commission (FTC), which trial took place in January 2019, as described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.” Key allegations in those matters include, among others, that we do not license our cellular standard-essential patents separately from our other patents, that we violate FRAND licensing commitments by refusing to grant licenses to chipset makers, that our royalty rates are too high, that the base on which our royalties are calculated should be something less than the wholesale (i.e., licensee’s) selling price of the applicable device (minus certain permitted deductions), that we unlawfully require customers to execute a patent license before we sell them cellular modem chipsets, that we have entered into exclusive agreements with chipset customers that foreclose competition, and that we violate antitrust laws, engage in anticompetitive conduct and unfair methods of competition. We believe that one intent of these investigations and legal proceedings is to reduce the amount of royalties that licensees are required to pay to us for their use of our intellectual property.
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
In addition, we offer licenses to only our cellular standard-essential patents (including 3G, 4G and 5G) for both single mode and multi-mode devices worldwide. A number of our licensees have entered into standard-essential patent only agreements on a worldwide basis, and we expect more of our licensees will do so in the future. Our royalty rates for licenses to only our cellular standard-essential patents are lower than our royalty rates for licenses to substantially all of our patent portfolio. If more licensees choose a license to only our cellular standard-essential patents instead of a portfolio license than has historically been the case, our licensing revenues and earnings would be negatively impacted unless we were able to license our other patents at rates that offset all or a portion of any difference between the royalties previously received for licenses of substantially all of our patent portfolio as compared to licenses of only our cellular standard-essential patents or there was a sufficient increase in the overall volume of sales of devices upon which royalties are paid.

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
If we were required to reduce the royalty rates we charge under our patent license agreements, our revenues, earnings and cash flows would be negatively impacted absent a sufficient increase in the volume of sales of devices upon which royalties are paid. Similarly, if we were required to reduce the base on which our royalties are calculated, our revenues, results of operations and cash flows would be negatively impacted unless there was a sufficient increase in the volume of sales of devices upon which royalties are paid or we were able to increase our royalty rates to offset the decrease in revenues resulting from such lower royalty base (assuming the absolute royalty dollars were below any relevant royalty caps).
To the extent that we were required to implement any of these new licensing practices by modifying or renegotiating our existing license agreements, we would incur additional transaction costs, which may be significant, and we could incur delays in recognizing revenues until license negotiations were completed. The impact of any such changes to our licensing practices could vary widely and by jurisdiction, depending on the specific outcomes and the geographic scope of such outcomes. In addition, if we were required to make modifications to our licensing practices in one jurisdiction, licensees or governmental agencies in other jurisdictions may attempt to obtain similar outcomes for themselves or for such other jurisdictions, as applicable.
The enforcement and protection of our intellectual property rights may be expensive, could fail to prevent misappropriation or unauthorized use of our intellectual property rights, could result in the loss of our ability to enforce one or more patents, and could be adversely affected by changes in patent laws, by laws in certain foreign jurisdictions that may not effectively protect our intellectual property rights and by ineffective enforcement of laws in such jurisdictions.
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
We have had, and may in the future have, difficulty in certain circumstances in protecting or enforcing our intellectual property rights and contracts, including collecting royalties for use of our patent portfolio due to, among others: refusal by certain licensees to report and pay all or a portion of the royalties they owe to us; policies of foreign governments; challenges to our licensing practices under competition laws; adoption of mandatory licensing provisions by foreign jurisdictions (either with controlled/regulated royalties or royalty free); failure of foreign courts to recognize and enforce judgments of contract breach and damages issued by courts in the United States; and challenges before competition agencies to our licensing business and the pricing and integration of additional features and functionality into our chipset products. Certain licensees have disputed, underreported, underpaid, not reported and not paid royalties owed to us under their license agreements with us or reported to us in a manner that is not in compliance with their contractual obligations, and certain companies have yet to enter into or have delayed entering into or renewing license agreements for their use of our intellectual property, and such licensees and companies may continue to do so in the future. The fact that one or more licensees dispute, underreport, underpay, do not report and do not pay royalties owed to us may encourage other licensees to take similar actions and may encourage other licensees or unlicensed companies to delay entering into, or not enter into, new license agreements.

Additionally, although our license agreements provide us with the right to audit the books and records of licensees, audits can be expensive, time consuming, incomplete and subject to dispute. Further, certain licensees may not comply with the obligation to provide full access to their books and records. To the extent we do not aggressively enforce our rights under our license agreements, licensees may not comply with their existing license agreements, and to the extent we do not aggressively pursue unlicensed companies to enter into license agreements with us for their use of our intellectual property, other unlicensed companies may not enter into license agreements. Similarly, we provide access to certain of our intellectual property and proprietary and confidential business information to our direct and indirect customers and licensees, who may wrongfully use such intellectual property and information or wrongfully disclose such intellectual property and information to third parties, including our competitors.
We have engaged in litigation and arbitration in the past and may need to further litigate or arbitrate in the future to enforce our contract and intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. We are currently engaged in litigation matters related to protecting or enforcing our contract and intellectual property rights, and certain such matters are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.” As a result of any such litigation or arbitration, we could lose our ability to enforce one or more patents, portions of our license agreements could be determined to be invalid or unenforceable (which may in turn result in other licensees either not complying with their existing license agreements or initiating litigation) and we could incur substantial costs. Any action we take to enforce our contract or intellectual property rights could be costly and could absorb significant management time and attention, which, in turn, could negatively impact our results of operations and cash flows. Further, even a positive resolution to our enforcement efforts may take time to conclude, which may reduce our revenues and cash resources available for other purposes, such as research and development, in the periods prior to conclusion.
Our growth increasingly depends on our ability to extend our technologies, products and services into new and expanded product areas, such as RFFE, and adjacent industry segments and applications outside of traditional cellular industries, such as automotive, IoT and networking, among others. Our research, development and other investments in these new and expanded product areas, industry segments and applications, and related technologies, products and services, as well as in our existing technologies, products and services and new technologies, such as 5G, may not generate operating income or contribute to future results of operations that meet our expectations.
Our industry is subject to rapid technological change, evolving industry standards and frequent new product introductions, and we must make substantial research, development and other investments, such as acquisitions, in new products, services and technologies to compete successfully. Technological innovations generally require significant research and development efforts before they are commercially viable. While we continue to invest significant resources toward advancements primarily in support of 4G- and 5G-based technologies, we also invest in new and expanded products, and adjacent industry segments and applications by leveraging our existing technical and business expertise and through acquisitions.
In particular, our future growth significantly depends on new and expanded product areas, such as RFFE, and adjacent industry segments and applications outside of traditional cellular industries, such as automotive, IoT (including the connected home, smart cities, wearables, voice and music and robotics), networking, computing and AI, such as machine learning, among others; our ability to develop leading and cost-effective technologies, products and services for new and expanded product areas, adjacent industry segments and applications; and third parties incorporating our technology, products and services into devices used in these product areas, industry segments and applications. Accordingly, we intend to continue to make substantial investments in these new and expanded product areas and adjacent industry segments and applications, and in developing new products, services and technologies for these product areas, industry segments and applications. Our growth also depends significantly on our ability to develop 5G technologies, and to develop and commercialize products using 5G technologies.
However, our research, development and other investments in these new and expanded product areas and adjacent industry segments and applications, and corresponding technologies, products and services, as well as in our existing, technologies, products and services and new technologies, such as 5G, use of licensed, shared and unlicensed spectrum and convergence of cellular and Wi-Fi, may not succeed due to, among other reasons: new industry segments, applications and consumer demand may not develop or grow as anticipated; our strategies or the strategies of our customers, licensees or partners may not be successful; improvements in alternate technologies in ways that reduce the advantages we anticipate from our investments; competitors’ technologies, products or services being more cost effective, having more capabilities or fewer limitations or being brought to market faster than our new technologies, products and services; and competitors having longer operating histories in industry segments that are new to us. We may also underestimate the costs of or overestimate the future revenues or margins that could result from these investments, and these investments may not, or may take many years to, generate material returns. Further, the automotive industry is subject to long design-in time frames, long product life cycles and a high degree of regulatory and safety requirements, necessitating suppliers to the industry to comply with stringent qualification processes, very low defect rates and high reliability standards, all of which results in a significant barrier to entry and increased costs.
If our new technologies, products and services are not successful, or are not successful in the time frame we anticipate, we may incur significant costs and asset impairments, our business may not grow as anticipated, our revenues and margins may be negatively impacted, and our reputation may be harmed.
There are numerous risks associated with our operation and control of the manufacturing facilities of our joint venture with TDK, RF360 Holdings, including a higher portion of fixed costs relative to a fabless model, environmental compliance and liability, exposure to natural disasters, timely supply of equipment and materials and manufacturing difficulties.
Manufacturing facilities are characterized by a higher portion of fixed costs relative to a fabless model. We may be faced with a decline in the utilization rates of our manufacturing facilities due to decreases in demand for our products, including in less favorable industry environments. During such periods, our manufacturing facilities could operate at lower capacity levels, while the fixed costs associated with full capacity continue to be incurred, resulting in lower gross profit.
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
We have manufacturing facilities in Asia and Europe. If tsunamis, flooding, earthquakes, volcanic eruptions or other natural disasters or geopolitical conflicts were to damage, destroy or disrupt our manufacturing facilities, it could disrupt our operations, delay new production and shipments of inventory and result in costly repairs, replacements or other costs. In addition, natural disasters or geopolitical conflicts may result in disruptions in transportation, distribution channels and supply chains, and significant increases in the prices of raw materials.
Our manufacturing operations depend on securing raw materials and other supplies in adequate quality and quantity in a timely manner from multiple suppliers, and in some cases, we rely on a limited number of suppliers, particularly in Asia. Accordingly, there may be cases where supplies of raw materials and other products are interrupted by disaster, accident or some other event at a supplier, supply is suspended due to quality or other issues, or there is a shortage of supply due to a rapid increase in demand, which could impact production and prevent us from supplying products to our customers. If the supply-demand balance is disrupted, it may considerably increase costs of manufacturing due to increased prices we pay for raw materials or fuel. From time to time, suppliers may extend lead times, limit the amounts supplied to us or increase prices due to capacity constraints or other factors. Additionally, supply of and costs of raw materials may be negatively impacted by trade protection policies such as tariffs, or escalating trade tensions, particularly with countries in Asia. Further, it may be difficult or impossible to substitute one piece of equipment for another or replace one type of material with another. A failure by our suppliers to deliver our requirements could result in disruptions to our manufacturing operations.
Our manufacturing processes are highly complex, require advanced and costly equipment and must be continuously modified to improve yields and performance. Difficulties in the production process can reduce yields or interrupt production, and as a result, we may not be able to deliver products or do so in a timely, cost-effective or competitive manner. Further, to remain competitive and meet customer demand, we may be required to improve our facilities and process technologies and carry out extensive research and development, each of which may require investment of significant amounts of capital and may have a material adverse effect on our results of operations, financial condition and cash flows.
The continued and future success of our licensing programs requires us to continue to evolve our patent portfolio, and our licensing programs may be impacted by the proliferation of devices in new industry segments such as automotive and IoT, as well as the need to extend license agreements that are expiring or to cover additional future patents.

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
Further, the licenses granted to and from us under a number of our license agreements include only patents that are either filed or issued prior to a certain date. As a result, there are agreements with some licensees where later patents are not licensed by or to us. Additionally, many of our license agreements (including essentially all of our agreements in China and our recent worldwide standard-essential patent only agreements) are effective for a specified term. In order to license or to obtain a license to such later patents or after the expiration of the specified term, and to receive royalties after the specified term, we will need to extend or modify such license agreements or enter into new license agreements with such licensees. Accordingly, to the extent not renewed on their terms or by election for an additional (generally multi-year) period, if applicable, we will need to extend or modify such license agreements or enter into new license agreements with such licensees more frequently than we have done historically. We might not be able to extend or modify those license agreements, or enter into new license agreements, in the future without affecting the material terms and conditions of our license agreements with such licensees, and such modifications or new agreements may negatively impact our revenues. If there is a delay in extending, modifying or entering into a new license agreement with a licensee, there would be a delay in our ability to recognize revenues related to that licensee’s product sales. Further, if we are unable to reach agreement on such modifications or new agreements, it could result in patent infringement litigation with such companies.
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
Our QCT segment primarily utilizes a fabless production model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Other than the manufacturing facilities we operate through our RF360 Holdings joint venture, we rely on independent third-party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. We employ both turnkey and two-stage manufacturing models to purchase our integrated circuits. Under the turnkey model, our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing model, we purchase die in singular or wafer form from semiconductor manufacturing foundries and contract with separate third-party suppliers for manufacturing services such as wafer bump, probe, assembly and the majority of our final test requirements. The semiconductor manufacturing foundries that supply products to our QCT segment are primarily located in Asia, as are our primary warehouses where we store finished goods for fulfillment of customer orders. The following could have an adverse effect on our ability to meet customer demands and negatively impact our revenues, business operations, profitability and cash flows:

•	a reduction, interruption, delay or limitation in our product supply sources;

•	a failure by our suppliers to procure raw materials or to provide or allocate adequate manufacturing or test capacity for our products;

•	our suppliers’ inability to react to shifts in product demand or an increase in raw material or component prices;

•	our suppliers’ delay in developing leading process technologies, or inability to develop or maintain leading process technologies, including transitions to smaller geometry process technologies;

•	the loss of a supplier or the inability of a supplier to meet performance, quality or yield specifications or delivery schedules;

•	additional expense or production delays as a result of qualifying a new supplier and commencing volume production or testing in the event of a loss of or a decision to add or change a supplier; and

•	natural disasters or geopolitical conflicts impacting our suppliers.

Additionally, supply of and costs of raw materials may be negatively impacted by trade protection policies such as tariffs, or escalating trade tensions, particularly with countries in Asia. While we have established alternate suppliers for certain technologies, we rely on sole- or limited-source suppliers for certain products, subjecting us to significant risks, including: possible shortages of raw materials or manufacturing capacity; poor product performance; and reduced control over delivery schedules, manufacturing capability and yields, quality assurance, quantity and costs. To the extent we have established alternate suppliers, these suppliers may require significant levels of support to bring complex technologies to production. As a result, we may invest a significant amount of effort and resources and incur higher costs to support and maintain such alternate suppliers. Further, any future consolidation of foundry suppliers could increase our vulnerability to sole- or limited-source arrangements and reduce our suppliers’ willingness to negotiate pricing, which could negatively impact our ability to achieve cost reductions and/ which could increase our manufacturing costs. Our arrangements with our suppliers may obligate us to incur costs to manufacture and test our products that do not decrease at the same rate as decreases in pricing to our customers. Our ability, and that of our suppliers, to develop or maintain leading process technologies, including transitions to smaller geometry process technologies, and to effectively compete with the manufacturing processes and performance of our competitors, could impact our ability to introduce new products and meet customer demand, could increase our costs (possibly decreasing our margins) and could subject us to the risk of excess inventories. Any of the above could negatively impact our business, our results of operations and cash flows.
Although we have long-term contracts with our suppliers, many of these contracts do not provide for long-term capacity commitments. To the extent we do not have firm commitments from our suppliers over a specific time period or for any specific quantity, our suppliers may allocate, and in the past have allocated, capacity to the production and testing of products for their other customers while reducing or limiting capacity to manufacture or test our products. Accordingly, capacity for our products may not be available when we need it or at reasonable prices. To the extent we do obtain long-term capacity commitments, we may incur additional costs related to those commitments or make non-refundable payments for capacity commitments that are not used.
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
Additionally, we place orders with our suppliers using our and our customers’ forecasts of customer demand, which are based on a number of assumptions and estimates. As we move to smaller geometry process technologies, the manufacturing lead-time increases. As a result, the orders we place with our suppliers are generally only partially covered by commitments from our customers. If we, or our customers, overestimate customer demand that is not under a binding commitment from our customer, we may experience increased excess or obsolete inventory, which would negatively impact our results of operations.
Claims by other companies that we infringe their intellectual property could adversely affect our business.
From time to time, companies have asserted, and may again assert, patent, copyright and other intellectual property rights against our products or products using our technologies or other technologies used in our industry. These claims have resulted and may again result in our involvement in litigation. We may not prevail in such litigation given, among other factors, the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products or services were found to infringe another company’s intellectual property rights, we could be subject to an injunction or be required to redesign our products or services, which could be costly, or to license such rights or pay damages or other compensation to such other company. If we are unable to redesign our products or services, license such intellectual property rights used in our products or services or otherwise distribute our products (e.g., through a licensed supplier), we could be prohibited from making and selling such products or providing such services. In any potential dispute involving other companies’ patents or other intellectual property, our chipset foundries, semiconductor assembly and test providers and customers could also become the targets of litigation. We are contingently liable under certain product sales, services, license and other agreements to indemnify certain customers, chipset foundries and semiconductor assembly and test service providers against certain types of liability and damages arising from qualifying claims of patent infringement by products or services sold or provided by us, or by intellectual property provided by us to our chipset foundries and semiconductor assembly and test service providers. Reimbursements under indemnification arrangements could have an adverse effect on our results of operations and cash flows. Furthermore, any such litigation could severely disrupt the supply of our products and the businesses of our chipset customers and their customers, which in turn could hurt our relationships with them and could result in a decline in our chipset sales or reductions in our licensees’ sales, causing a corresponding decline in our chipset or licensing revenues. Any claims, regardless of their merit, could be time consuming to address, result in costly litigation, divert the efforts of our technical and management personnel or cause product release or shipment delays, any of which could have an adverse effect on our results of operations and cash flows.
We expect that we may continue to be involved in litigation and may have to appear in front of administrative bodies (such as the United States International Trade Commission) to defend against patent assertions against our products by companies, some of whom are attempting to gain competitive advantage or leverage in licensing negotiations. We may not be successful in such proceedings, and if we are not, the range of possible outcomes is very broad and may include, for example, monetary damages or fines or other orders to pay money, royalty payments, injunctions on the sale of certain of our integrated circuit products (or on the sale of our customers’ devices using such products) or the issuance of orders to cease certain conduct or modify our business practices. Further, a governmental body in a particular country or region may assert, and may be successful in imposing, remedies with effects that extend beyond the borders of that country or region. In addition, a negative outcome in any such proceeding could severely disrupt the business of our chipset customers and their wireless operator customers, which in turn could harm our relationships with them and could result in a decline in our worldwide chipset sales or a reduction in our licensees’ sales to wireless operators, causing corresponding declines in our chipset or licensing revenues.
Certain legal matters, which may include certain claims by other companies that we infringe their intellectual property, are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.”
We may engage in strategic acquisitions, transactions or make investments, or be unable to consummate planned strategic acquisitions, which could adversely affect our results of operations or fail to enhance stockholder value.
We engage in strategic acquisitions and other transactions, including joint ventures, and make investments, which we believe are important to the future of our business, with the goal of maximizing stockholder value. We acquire businesses and other assets, including patents, technology, wireless spectrum and other intangible assets, enter into joint ventures or other strategic transactions and purchase minority equity interests in or make loans to companies that may be private and early-stage. Our strategic activities are generally focused on opening or expanding opportunities for our products and technologies and supporting the design and introduction of new products and services (or enhancing existing products or services) for voice and data communications and new industry segments. Recent material transactions include our RF360 Holdings joint venture with TDK Corporation. Many of our strategic activities entail a high degree of risk and require the use of significant amounts of capital, and investments may not become liquid for several years after the date of the investment, if at all. Our strategic activities may not generate financial returns or result in increased adoption or continued use of our technologies, products or services. We may underestimate the costs or overestimate the benefits, including product, revenue, cost and other synergies and growth opportunities that we expect to realize, and we may not achieve those benefits. In some cases, we may be required to consolidate or record our share of the earnings or losses of companies in which we have acquired ownership interests. In addition, we may record impairment charges related to our strategic activities. Any losses or impairment charges that we incur related to strategic activities will have a negative impact on our financial condition and results of operations, and we may continue to incur new or additional losses related to strategic assets or investments that we have not fully impaired or exited.
Achieving the anticipated benefits of business acquisitions, including joint ventures and other strategic investments in which we have management and operational control, depends in part upon our ability to integrate the businesses in an efficient and effective manner and achieve anticipated synergies, and we may not be successful in these efforts. Such integration is complex and time consuming and involves significant challenges, including, among others: retaining key employees; successfully integrating new employees, technology, products, processes, operations (including manufacturing operations), sales and distribution channels, business models and business systems; retaining customers and suppliers of the businesses; consolidating research and development and supply operations; minimizing the diversion of management’s attention from ongoing business matters; consolidating corporate and administrative infrastructures; and managing the increased scale, complexity and globalization of our business, operations and employee base. We may not derive any commercial value from associated technologies or products or from future technologies or products based on these technologies, and we may be subject to liabilities that are not covered by indemnification protection that we may obtain, and we may become subject to litigation. Additionally, we may not be successful in entering or expanding into new sales or distribution channels, business or operational models (including manufacturing), geographic regions, industry segments or categories of products served by or adjacent to the associated businesses or in addressing potential new opportunities that may arise out of the combination.
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
In the second quarter of fiscal 2018, we announced a cost plan designed to align our cost structure to our long-term margin targets. As part of this plan, we are implementing a series of targeted reductions across our businesses to reduce annual costs by $1 billion, excluding incremental costs resulting from any future acquisition of a business. We expect these cost reductions to be fully captured in fiscal 2019, excluding litigation costs that are in excess of the baseline spend.
We cannot provide assurance that our cost plan will be successful, that anticipated cost savings will be realized, that our operations, business and financial results will improve or that these efforts will not disrupt our operations (beyond what is intended). Our ability to achieve the anticipated cost savings and other benefits within the expected time frames is subject to many estimates and assumptions, which are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. Further, we may experience delays in the timing of these efforts and higher than expected or unanticipated costs in implementing them. Moreover, changes in the size, alignment or organization of our workforce could adversely affect employee morale and retention, relations with customers and business partners, our ability to develop and deliver products and services as anticipated and impair our ability to realize our current or future business and financial objectives. If we do not succeed in these efforts, if these efforts are more costly or time-consuming than expected, if our estimates and assumptions are not correct, if we experience delays or if other unforeseen events occur, our business and results of operations may be adversely affected.
We are subject to various laws, regulations, policies and standards. Our business may suffer as a result of existing, or new or amended, laws, regulations, policies or standards or our failure or inability to comply with laws, regulations, policies or standards.
Our business, products and services, and those of our customers and licensees, are subject to various laws and regulations globally, as well as government policies and the specifications of international, national and regional communications standards bodies. Compliance with existing laws, regulations, policies and standards, the adoption of new laws, regulations, policies or standards, changes in the interpretation of existing laws, regulations, policies or standards, changes in the regulation of our activities by a government or standards body or rulings in court, regulatory, administrative or other proceedings relating to such laws, regulations, policies or standards, including, among others, those affecting licensing practices, competitive business practices, the use of our technology or products, protection of intellectual property, trade and trade protection including tariffs, foreign currency, investments or loans, spectrum availability and license issuance, adoption of standards, the provision of device subsidies by wireless operators to their customers, taxation, export control, privacy and data protection, environmental protection, health and safety, labor and employment, human rights, corporate governance, public disclosure or business conduct, could have an adverse effect on our business and results of operations.
Government policies, particularly in China, that regulate the amount and timing of funds that may flow out of a country may impact the timing of our receipt of payments from our customers and licensees in such country, which may negatively impact our cash flows.
Delays in government approvals or other governmental activities that could result from, among others, a decrease in or a lack of funding for certain agencies or branches of the government or political changes, could result in our incurring higher costs, could negatively impact our ability to timely consummate strategic transactions and could have other negative impacts on our business and the businesses of our customers and licensees.
National, state and local environmental laws and regulations affect our operations around the world. These laws may make it more expensive to manufacture, have manufactured and sell products, and our costs could increase if our vendors (e.g., suppliers, third-party manufacturers or utility companies) pass on their costs to us. The imposition of tariffs on raw materials or our products could have a negative impact on our revenues and results of operations. We are also subject to laws and regulations impacting the manufacturing operations of our RF360 Holdings joint venture. See the Risk Factor entitled “There are numerous risks associated with our operation and control of the manufacturing facilities of our joint venture with

TDK, RF360 Holdings, including a higher portion of fixed costs relative to a fabless model, environmental compliance and liability, exposure to natural disasters, timely supply of equipment and materials and manufacturing difficulties.”
Regulations in the United States require that we determine whether certain materials used in our products, referred to as conflict minerals, originated in the Democratic Republic of the Congo or an adjoining country (collectively, the Covered Countries), or were from recycled or scrap sources. Other countries and regions are expected to impose similar requirements in the future. The verification and reporting requirements, in addition to customer demands for conflict free sourcing, impose additional costs on us and on our suppliers and may limit the sources or increase the prices of materials used in our products. Further, if we are unable to determine that the conflict minerals used in our products do not directly or indirectly finance or benefit armed groups in the Covered Countries, we may face challenges with our customers that place us at a competitive disadvantage, and our reputation may be harmed. Similarly, other laws and regulations have been adopted or proposed that require additional transparency regarding the employment practices of our suppliers, and any failure to maintain responsible sourcing practices could also adversely affect our relationships with customers and our reputation.
Laws, regulations, policies and standards are complex and changing and may create uncertainty regarding compliance. Laws, regulations, policies and standards are subject to varying interpretations in many cases, and their application in practice may evolve over time. As a result, our efforts to comply may fail, particularly if there is ambiguity as to how they should be applied in practice. Failure to comply with any law, regulation, policy or standard may adversely affect our business, results of operations and cash flows. New laws, regulations, policies and standards or evolving interpretations of legal requirements may cause us to incur higher costs as we revise current practices, policies or procedures and may divert management time and attention to compliance activities.
Our use of open source software may harm our business.
Certain of our software and our suppliers’ software may contain or may be derived from “open source” software, and we have seen, and believe we will continue to see, an increase in customers requesting that we develop products, including software associated with our integrated circuit products, that incorporate open source software elements and operate in an open source environment, which, under certain open source licenses, may offer accessibility to a portion of a product’s source code and may expose related intellectual property to adverse licensing conditions. Licensing of such software may impose certain obligations on us if we were to distribute derivative works of the open source software. For example, these obligations may require us to make source code for the derivative works available to our customers in a manner that allows them to make such source code available to their customers or license such derivative works under a particular type of license that is different than what we customarily use to license our software. Furthermore, in the course of product development, we may make contributions to third party open source projects that could obligate our intellectual property to adverse licensing conditions. For example, to encourage the growth of a software ecosystem that is interoperable with our products, we may need to contribute certain implementations under the open source licensing terms that govern such projects, which may adversely impact certain of our associated intellectual property. Developing open source products, while adequately protecting the intellectual property rights upon which our licensing business depends, may prove burdensome and time-consuming under certain circumstances, thereby placing us at a competitive disadvantage, and we may not adequately protect our intellectual property rights. Also, our use and our customers’ use of open source software may subject our products and our customers’ products to governmental scrutiny and delays in product certification, which could cause customers to view our products as less desirable than our competitors’ products. While we believe we have taken appropriate steps and employ adequate controls to protect our intellectual property rights, our contributions to and use of open source software presents risks that could have an adverse effect on these rights and on our business.
Our stock price, earnings and the fair value of our investments are subject to substantial quarterly and annual fluctuations and to market downturns.
Our stock price and earnings have fluctuated in the past and are likely to fluctuate in the future. Factors that may have a significant impact on the market price of our stock and earnings include those identified throughout this Risk Factors section, volatility of the stock market in general and technology-based companies in particular, announcements concerning us, our suppliers, our competitors or our customers or licensees and variations between our actual financial results or guidance and expectations of securities analysts or investors, among others. Further, increased volatility in the financial markets and overall economic conditions may reduce the amounts that we realize in the future on our cash equivalents and marketable securities and may reduce our earnings as a result of any reductions in the fair values of marketable securities.
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
There are risks associated with our indebtedness and our significant stock repurchase program.
Our outstanding indebtedness and any additional indebtedness we incur may have negative consequences on our business, including, among others:

•	requiring us to use cash to pay the principal of and interest on our indebtedness, thereby reducing the amount of cash available for other purposes;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions, stock repurchases, dividends or other general corporate and other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	increasing our vulnerability to interest rate fluctuations to the extent a portion of our debt has variable interest rates.
Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors, including factors which negatively impact our cash flows, such as licensees withholding some or all of the royalty payments they owe to us or our paying fines or modifying our business practices in connection with regulatory investigations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things: refinance or restructure all or a portion of our indebtedness; reduce or delay planned capital or operating expenditures; reduce or eliminate our dividend payments; or sell selected assets. Such measures might not be sufficient to enable us to service our debt. In addition, any such refinancing, restructuring or sale of assets might not be available on economically favorable terms or at all, and if prevailing interest rates at the time of any such refinancing or restructuring are higher than our current rates, interest expense related to such refinancing or restructuring would increase. If there are adverse changes in the ratings assigned to our debt securities by credit rating agencies, our borrowing costs, our ability to access debt in the future and the terms of such debt could be adversely affected.
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
We seek to detect and investigate all security incidents and to prevent their recurrence but attempts to gain unauthorized access to our information technology systems may be successful, and in some cases, we might be unaware of an incident or its magnitude and effects. The misappropriation, theft, misuse, disclosure or loss or destruction of the intellectual property, or the proprietary, confidential or personal information, of us or our employees, customers, licensees, suppliers or other third parties, could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives, cause us to lose business, damage our reputation, subject us to legal or regulatory proceedings, cause us to incur other loss or liability and otherwise adversely affect our business. We expect to continue to devote significant resources to the security of our information technology systems.
In addition, employees and former employees, in particular former employees who become employees of our competitors, customers or licensees, may misappropriate, use, publish or provide to our competitors, customers or licensees our intellectual property or proprietary or confidential business information. Similarly, we provide access to certain of our intellectual property or proprietary or confidential business information to our direct and indirect customers and licensees, who may wrongfully use such intellectual property or information or wrongfully disclose such intellectual property or information to third parties, including our competitors.

Potential tax liabilities could adversely affect our results of operations.
We are subject to income taxes in the United States and numerous foreign jurisdictions, including Singapore where our QCT segment’s non-U.S. headquarters is located. Significant judgment is required in determining our provision for income taxes. We regularly are subject to examination of our tax returns and reports by taxing authorities in the United States federal jurisdiction and various state and foreign jurisdictions, most notably in countries where we earn a routine return and the tax authorities believe substantial value-add activities are performed. Our current examinations are at various stages with respect to assessments, claims, deficiencies and refunds. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts give rise to a revision become known. Although we believe that our tax estimates are reasonable, the final determination of tax audits and any related legal proceedings could materially differ from amounts reflected in our historical income tax provisions and accruals. In such case, our income tax provision, results of operations and/ cash flows in the period or periods in which that determination is made could be negatively affected.
The United States Treasury Department has issued proposed regulations on several provisions of the Tax Legislation, including foreign tax credits, GILTI, BEAT and interest expense deduction limitations, which are expected to be finalized in the next several months. When finalized, these proposed regulations may adversely affect our provision for income taxes, results of operations and/or cash flow.
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
Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (BEPS) project that was undertaken by the Organization for Economic Co-operation and Development (OECD). The OECD, which represents a coalition of member countries, recommended changes to numerous long-standing tax principles related to transfer pricing. These changes, as adopted by countries, may increase tax uncertainty and may adversely affect our provision for income taxes, results of operations and cash flows. We have not yet determined what changes, if any, may be needed to our operations or structure to address BEPS. If our effective tax rates were to increase, particularly in the United States or Singapore, our results of operations, cash flows and financial condition could be adversely affected.
Global, regional or local economic conditions, or political actions including trade protection policies such as tariffs, that impact the mobile communications industry or the other industries in which we operate could negatively affect the demand for our products and services and our customers’ or licensees’ products and services, which may negatively affect our revenues.
A decline in global, regional or local economic conditions or a slow-down in economic growth, or political actions including trade protection policies such as tariffs, particularly in geographic regions with high concentrations of wireless voice and data users or high concentrations of our customers or licensees, could have adverse, wide-ranging effects on demand for our products and services and for the products and services of our customers or licensees, particularly equipment manufacturers or others in the wireless communications industry who buy their products, such as wireless operators. Any prolonged economic downturn or “trade war” may result in a decrease in demand for our products and technologies; a decrease in demand for the products of our customers or licensees; the insolvency of key suppliers, customers or licensees; delays in reporting or payments from our licensees or customers; failures by counterparties; and negative effects on wireless device inventories. In addition, our customers’ ability to purchase or pay for our products and services and network operators’ ability to upgrade their wireless networks could be adversely affected by economic conditions, leading to a reduction, cancelation or delay of orders for our products and services.
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
Our customers sell their products throughout the world in various currencies. Our consolidated revenues from international customers and licensees as a percentage of our total revenues were greater than 90% in each of the last three fiscal years. Adverse movements in currency exchange rates may negatively affect our business, revenues, results of operations and cash flows due to a number of factors, including, among others:

•
Our products and those of our customers and licensees that are sold outside the United States may become less price-competitive, which may result in reduced demand for those products or downward pressure on average selling prices;

•	Certain of our revenues that are derived from products that are sold in foreign currencies could decrease, resulting in lower revenues, cash flows and margins;

•	Certain of our revenues, such as royalties, that are derived from licensee or customer sales denominated in foreign currencies could decrease, resulting in lower revenues and cash flows;

•	Our foreign suppliers may raise their prices if they are impacted by currency fluctuations, resulting in higher than expected costs, lower margins and cash flows;

•	Certain of our costs that are denominated in foreign currencies could increase, resulting in higher than expected costs and cash outflows; and

•
Foreign exchange hedging exposes us to counterparty risk and may require the payment of structuring fees. If the foreign exchange hedges do not qualify for hedge accounting, the hedge results may cause earnings volatility. The foreign exchange hedging activities are designed to lessen earnings volatility; therefore, hedges may reduce the impact of currency fluctuations to certain revenues and costs.

Failures in our products or services, or in the products or services of our customers or licensees, including those resulting from security vulnerabilities, defects or errors, could harm our business.
The use of devices containing our products to interact with untrusted systems or otherwise access untrusted content creates a risk of exposing the system hardware and software in those devices to malicious attacks. While we continue to focus on this issue and are taking measures to safeguard our products from cybersecurity threats, device capabilities continue to evolve, enabling more elaborate functionality and applications, and increasing the risk of security failures. Further, our products are inherently complex and may contain defects or errors that are detected only when the products are in use. Because our products and services are responsible for critical functions in our customers’ products and networks, security failures, defects or errors in our products or services could have an adverse impact on us, on our customers and the end users of our customers’ products. Such adverse impact could include shipment delays; product liability claims or recalls; write-offs of our inventories, property, plant and equipment and intangible assets; unfavorable purchase commitments; a shift of business to our competitors; a decrease in demand for connected devices and wireless services; damage to our reputation and our customer relationships; regulatory actions; and other financial liability or harm to our business. Further, security failures, defects or errors in the products of our customers or licensees could have an adverse impact on our results of operations and cash flows due to a delay or decrease in demand for our products or services generally, and our premium-tier products in particular, among other factors. Development of products and features in new domains of technology and the migration to integrated circuit technologies with smaller geometric feature sizes are complex, add risk to manufacturing yields and reliability and increase the likelihood of product defects or errors. Further, failures, defects or errors in our products or those of our customers or licensees entail the risk of product liability claims.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2018 Annual Report on Form 10-K. At December 30, 2018, there have been no material changes to the financial market risks described at September 30, 2018. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
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

Changes in Internal Control over Financial Reporting. During the first quarter of fiscal 2019, we implemented new revenue accounting processes, systems and internal controls related to the adoption of the new revenue recognition accounting guidance. There were no other changes in our internal control over financial reporting in the first quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
We have provided updated Risk Factors in the section labeled “Risk Factors” in “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We do not believe those updates have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities in the first quarter of fiscal 2019 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
October 1, 2018 to October 28, 2018	3,777	$65.36	3,777	$8,609
October 29, 2018 to November 25, 2018	13,025	59.25	13,025	7,838
November 26, 2018 to December 30, 2018	—	—	—	7,838
Total	16,802		16,802

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)
On July 26, 2018, we announced a new repurchase program authorizing us to repurchase up to $30 billion of our common stock. At December 30, 2018, $7.8 billion remained authorized for repurchase. The stock repurchase program has no expiration date.

In September 2018, we entered into three accelerated share repurchase agreements (ASR Agreements) to repurchase an aggregate of $16 billion of our common stock. During the fourth quarter of fiscal 2018, 178.4 million shares were initially delivered to us under the ASR Agreements and retired. Pursuant to the terms of the ASR Agreements, the final number of shares and the average purchase price will be determined at the end of the purchase periods, which are scheduled to occur in early September 2019 but may occur earlier in certain circumstances.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (1)	8-K	000-19528/ 161339867	1/13/2016	2.1
2.2	Amendment #1, dated December 20, 2016, to Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (1)	10-Q	000-19528/ 17546539	1/25/2017	2.3
2.3	Amendment #2, dated January 19, 2017, to Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (1)	10-Q	000-19528/ 17546539	1/25/2017	2.4
2.4	Amendment #3, dated February 3, 2017, to Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (1)	10-Q	000-19528/ 17770305	4/19/2017	2.6
3.1	Amended and Restated Certificate of Incorporation	8-K	000-19528/ 18766678	4/20/2018	3.1
3.2	Amended and Restated Bylaws	8-K	000-19528/ 18957073	7/17/2018	3.1
4.1	Indenture, dated May 20, 2015, between the Company and U.S. Bank National Association, as trustee.	8-K	000-19528/ 15880967	5/21/2015	4.1
4.2	Officers’ Certificate, dated May 20, 2015, for the Floating Rate Notes due 2018, the Floating Rate Notes due 2020, the 1.400% Notes due 2018, the 2.250% Notes due 2020, the 3.000% Notes due 2022, the 3.450% Notes due 2025, the 4.650% Notes due 2035 and the 4.800% Notes due 2045.	8-K	000-19528/ 15880967	5/21/2015	4.2
4.3	Form of Floating Rate Notes due 2020.	8-K	000-19528/ 15880967	5/21/2015	4.4
4.4	Form of 2.250% Notes due 2020.	8-K	000-19528/ 15880967	5/21/2015	4.6
4.5	Form of 3.000% Notes due 2022.	8-K	000-19528/ 15880967	5/21/2015	4.7
4.6	Form of 3.450% Notes due 2025.	8-K	000-19528/ 15880967	5/21/2015	4.8
4.7	Form of 4.650% Notes due 2035.	8-K	000-19528/ 15880967	5/21/2015	4.9
4.8	Form of 4.800% Notes due 2045.	8-K	000-19528/ 15880967	5/21/2015	4.10
4.9	Officers’ Certificate, dated May 26, 2017, for the Floating Rate Notes due 2019, the Floating Rate Notes due 2020, the Floating Rate Notes due 2023, the 1.850% Notes due 2019, the 2.100% Notes due 2020, the 2.600% Notes due 2023, the 2.900% Notes due 2024, the 3.250% Notes due 2027 and the 4.300% Notes due 2047.	8-K	000-19528/ 17882336	5/31/2017	4.2
4.10	Form of Floating Rate Notes due 2023.	8-K	000-19528/ 17882336	5/31/2017	4.5
4.11	Form of 2.600% Notes due 2023.	8-K	000-19528/ 17882336	5/31/2017	4.8
4.12	Form of 2.900% Notes due 2024.	8-K	000-19528/ 17882336	5/31/2017	4.9
4.13	Form of 3.250% Notes due 2027.	8-K	000-19528/ 17882336	5/31/2017	4.10

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
4.14	Form of 4.300% Notes due 2047.	8-K	000-19528/ 17882336	5/31/2017	4.11
10.62	Form of 2019 Annual Cash Incentive Plan Performance Unit Agreement. (2)					X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steve Mollenkopf.					X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for George S. Davis.					X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Steve Mollenkopf.					X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for George S. Davis.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.					X
(1) The Company shall furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.
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

Dated: January 30, 2019