Form 10-Q
period 2019-03-31
QUALCOMM INC/DE
filed 2019-05-01
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on April 29, 2019, was as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,215,698,926

QUALCOMM Incorporated
Form 10-Q
For the Quarter Ended March 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 31, 2019	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$10,135	$11,777
Marketable securities	195	311
Accounts receivable, net	3,638	2,904
Inventories	1,725	1,693
Other current assets	631	699
Total current assets	16,324	17,384
Deferred tax assets	3,832	936
Property, plant and equipment, net	2,945	2,975
Goodwill	6,299	6,498
Other intangible assets, net	2,510	2,955
Other assets	2,113	1,970
Total assets	$34,023	$32,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,667	$1,825
Payroll and other benefits related liabilities	633	1,081
Unearned revenues	478	500
Short-term debt	998	1,005
Other current liabilities	6,741	6,978
Total current liabilities	10,517	11,389
Unearned revenues	1,330	1,620
Income taxes payable	1,849	2,312
Long-term debt	15,405	15,365
Other liabilities	1,056	1,225
Total liabilities	30,157	31,911

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,214 and 1,219 shares issued and outstanding, respectively	384	—
Retained earnings	3,309	542
Accumulated other comprehensive income	173	265
Total stockholders’ equity	3,866	807
Total liabilities and stockholders’ equity	$34,023	$32,718

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
Revenues:
Equipment and services	$3,753	$3,936	$7,506	$8,639
Licensing	1,229	1,284	2,318	2,616
Total revenues	4,982	5,220	9,824	11,255
Costs and expenses:
Cost of revenues	2,179	2,239	4,367	4,902
Research and development	1,308	1,402	2,577	2,822
Selling, general and administrative	573	869	1,100	1,641
Other	(18)	310	130	1,493
Total costs and expenses	4,042	4,820	8,174	10,858
Operating income	940	400	1,650	397
Interest expense	(162)	(179)	(317)	(350)
Investment and other income, net	28	96	33	211
Income before income taxes	806	317	1,366	258
Income tax (expense) benefit	(143)	13	365	(5,911)
Net income (loss)	$663	$330	$1,731	$(5,653)

Basic earnings (loss) per share	$0.55	$0.22	$1.43	$(3.82)
Diluted earnings (loss) per share	$0.55	$0.22	$1.42	$(3.82)
Shares used in per share calculations:
Basic	1,213	1,482	1,213	1,479
Diluted	1,217	1,494	1,220	1,479

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
Net income (loss)	$663	$330	$1,731	$(5,653)
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation (losses) gains	(17)	178	(41)	173
Reclassification of foreign currency translation (gains) losses included in net income (loss)	(2)	—	1	—
Reclassification of net other-than-temporary losses on available-for-sale securities included in net income (loss)	—	—	—	1
Net unrealized losses on other available-for-sale securities	(1)	(5)	(6)	(1)
Reclassification of net realized gains on available-for-sale securities included in net income (loss)	—	(8)	(1)	(9)
Net unrealized (losses) gains on derivative instruments	—	(7)	16	(6)
Reclassification of net realized (gains) losses on derivative instruments included in net income (loss)	(1)	2	(2)	3
Other losses	(8)	—	(8)	—
Total other comprehensive (loss) income	(29)	160	(41)	161
Comprehensive income (loss)	$634	$490	$1,690	$(5,492)

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	March 31, 2019	March 25, 2018
Operating Activities:
Net income (loss)	$1,731	$(5,653)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	698	751
Income tax provision (less than) in excess of income tax payments	(958)	5,466
Non-cash portion of share-based compensation expense	452	470
Net gains on marketable securities and other investments	(9)	(73)
Indefinite and long-lived asset impairment charges	203	33
Impairment losses on marketable securities and other investments	69	20
Other items, net	(190)	52
Changes in assets and liabilities:
Accounts receivable, net	200	94
Inventories	(49)	243
Other assets	25	58
Trade accounts payable	(173)	(511)
Payroll, benefits and other liabilities	(727)	1,453
Unearned revenues	(122)	(125)
Net cash provided by operating activities	1,150	2,278
Investing Activities:
Capital expenditures	(322)	(411)
Purchases of debt and equity marketable securities	—	(5,758)
Proceeds from sales and maturities of debt and equity marketable securities	92	7,659
Acquisitions and other investments, net of cash acquired	(118)	(170)
Proceeds from other investments	39	159
Other items, net	48	2
Net cash (used) provided by investing activities	(261)	1,481
Financing Activities:
Proceeds from short-term debt	3,297	5,563
Repayment of short-term debt	(3,303)	(4,330)
Proceeds from issuance of common stock	177	335
Repurchases and retirements of common stock	(1,019)	(425)
Dividends paid	(1,502)	(1,689)
Payments of tax withholdings related to vesting of share-based awards	(143)	(196)
Payment of purchase consideration related to RF360 joint venture	—	(115)
Other items, net	(38)	(17)
Net cash used by financing activities	(2,531)	(874)
Effect of exchange rate changes on cash and cash equivalents	—	32
Net (decrease) increase in total cash and cash equivalents	(1,642)	2,917
Total cash and cash equivalents at beginning of period	11,777	37,029
Total cash and cash equivalents at end of period	$10,135	$39,946

Reconciliation to the condensed consolidated balance sheets
Cash and cash equivalents	$10,135	$37,946
Restricted cash and restricted cash equivalents included in other assets	—	2,000
Total cash and cash equivalents at end of period	$10,135	$39,946
See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
Total stockholders’ equity, beginning balance	$3,617	$23,872	$807	$30,725

Common stock and paid-in capital:
Balance at beginning of period	—	265	—	274
Common stock issued under employee benefit plans and the related tax benefits	150	201	177	343
Repurchases and retirements of common stock	—	(200)	(136)	(425)
Share-based compensation	237	233	486	499
Tax withholdings related to vesting of share-based payments	(3)	(4)	(143)	(196)
Balance at end of period	384	495	384	495

Retained earnings:
Balance at beginning of period	3,415	23,222	542	30,067
Cumulative effect of accounting changes (Note 1)	—	—	3,455	—
Net income (loss)	663	330	1,731	(5,653)
Repurchases and retirements of common stock	—	—	(883)	—
Dividends	(769)	(857)	(1,536)	(1,719)
Balance at end of period	3,309	22,695	3,309	22,695

Accumulated other comprehensive income:
Balance at beginning of period	202	385	265	384
Cumulative effect of accounting changes (Note 1)	—	—	(51)	—
Other comprehensive (loss) income	(29)	160	(41)	161
Balance at end of period	173	545	173	545

Total stockholders’ equity, ending balance	$3,866	$23,735	$3,866	$23,735

Dividends per share announced	$0.62	$0.57	$1.24	$1.14

See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies Update
Financial Statement Preparation. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three-month and six-month periods ended March 31, 2019 and March 25, 2018 included 13 weeks and 26 weeks, respectively.
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
Revision of Prior Period Financial Statements. As previously disclosed, in connection with the preparation of our condensed consolidated financial statements for the three months ended December 30, 2018, we identified an immaterial error related to the recognition of certain royalty revenues of our QTL (Qualcomm Technology Licensing) segment in the quarterly and annual periods in fiscal 2018 and third and fourth quarters and annual period in fiscal 2017. In accordance with SAB No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we evaluated the error and determined that the related impact was not material to our financial statements for any prior annual or interim period, but that correcting the cumulative impact of the error would be significant to our results of operations for the three months ended December 30, 2018. Accordingly, we have revised previously reported financial information for such immaterial error, as previously disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2018. A summary of revisions to certain previously reported financial information presented herein for comparative purposes is included in Note 11. We will also correct previously reported financial information for such immaterial error in our future filings, as applicable.
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

	Three Months Ended		Six Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
Dilutive common share equivalents included in diluted shares	3.8	12.2	7.0	—
Shares of common stock equivalents not included because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period	17.2	0.1	14.4	44.9

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Share-Based Compensation. Total share-based compensation expense, related to all of our share-based awards, was comprised as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
Cost of revenues	$7	$10	$16	$21
Research and development	157	151	315	307
Selling, general and administrative	57	61	121	142
Share-based compensation expense before income taxes	221	222	452	470
Related income tax benefit	(30)	(29)	(79)	(77)
	$191	$193	$373	$393
At March 31, 2019, total unrecognized compensation expense related to nonvested restricted stock units granted prior to that date was $1.4 billion, which is expected to be recognized over a weighted-average period of 2.2 years. At March 31, 2019, we had outstanding 30.4 million restricted stock units that contain only a service requirement and 3.1 million stock options that contain only a service requirement.
Recently Adopted Accounting Pronouncements.
Revenue Recognition: In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to revenue recognition (ASC 606), which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition accounting guidance and requires increased disclosures. The new accounting guidance defines a five-step approach that requires a company to recognize revenue as control of goods or services transfers to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. We adopted ASC 606 in the first quarter of fiscal 2019 using the modified retrospective transition method only to those contracts that were not completed as of October 1, 2018. We recognized the cumulative effect of initially applying the new revenue accounting guidance as an adjustment to opening retained earnings. Prior period results have not been restated and continue to be reported in accordance with the accounting guidance in effect for those periods (ASC 605). We have implemented new accounting policies, systems, processes and internal controls necessary to support the requirements of ASC 606.
Adoption of this new accounting guidance most significantly impacts the timing of sales-based royalty revenues, which are the vast majority of our QTL segment’s revenues. Prior to adoption, we recognized sales-based royalties as revenues in the period in which such royalties were reported by licensees, which was after the conclusion of the quarter in which the licensees’ sales occurred and when all other revenue recognition criteria had been met. Under the new accounting guidance, we estimate and recognize sales-based royalties in the period in which the associated sales occur, subject to certain constraints on our ability to estimate such amounts, resulting in an acceleration of revenue recognition compared to the historical method. Since we do not invoice for sales-based royalties estimated and recognized in any given quarter until after the conclusion of that quarter (which is generally the following quarter when such royalties are reported by licensees), revenues recognized from sales-based royalties results in unbilled receivables (included in accounts receivable, net on the consolidated balance sheet). The adoption of ASC 606 did not otherwise have a material impact.
The new accounting guidance also impacts the timing of recognizing certain customer incentives, which are recorded as a reduction to revenues in the period that the related revenues are earned. Prior to adoption, we accounted for certain customer incentive arrangements, including volume-related and other pricing rebates or cost reimbursements for marketing and other activities involving certain of our products and technologies, in part based on the maximum potential liability. Under the new accounting guidance, we estimate the amount of all customer incentives.

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
The following tables summarize the impacts of adopting the new revenue accounting guidance on our condensed consolidated balance sheet and statements of operations (in millions):

	As of March 31, 2019
Balance Sheet	As Reported ASC 606	Adjustment	ASC 605
Assets
Accounts receivable, net	$3,638	$(851)	$2,787
Other current assets	631	(9)	622
Deferred tax assets	3,832	45	3,877

Liabilities
Unearned revenues, current	$478	$304	$782
Other current liabilities	6,741	(366)	6,375
Unearned revenues	1,330	109	1,439

Stockholders’ equity
Retained earnings	$3,309	$(861)	$2,448

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2019			Six Months Ended March 31, 2019
Statements of Operations	As Reported ASC 606	Adjustment	ASC 605	As Reported ASC 606	Adjustment	ASC 605
Revenues
Equipment and services	$3,753	$(55)	$3,698	$7,506	$(70)	$7,436
Licensing	1,229	(8)	1,221	2,318	43	2,361
Investment and other income, net	28	(1)	27	33	1	34
Income tax (expense) benefit	(143)	10	(133)	365	4	369
Net income	663	(54)	609	1,731	(22)	1,709
Adoption of the new accounting guidance had no impact to net cash provided (used) by operating, financing or investing activities on our condensed consolidated statement of cash flows for the six months ended March 31, 2019.
Financial Assets: In January 2016, the FASB issued new accounting guidance on classifying and measuring financial instruments, which requires that all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings in the statement of operations. Additionally, it changes the disclosure requirements for financial instruments. We adopted the new accounting guidance in the first quarter of fiscal 2019 using the modified retrospective transition method for investments in marketable securities, which have readily determinable fair values, with the cumulative effect of applying the new accounting guidance recognized as an adjustment to opening retained earnings. Upon adoption, we reclassified $50 million of unrealized gains, net of the associated tax effects, related to our investments in marketable securities from accumulated other comprehensive income to opening retained earnings. We have applied the prospective transition method for investments in non-marketable securities, which are investments in privately held companies that do not have readily determinable fair values and will recognize, through earnings, any unrealized gains that have accumulated in the period in which there is an observable transaction, if any.
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
In November 2016, the FASB issued new accounting guidance that requires companies to include restricted cash and cash equivalents as a component in total cash and cash equivalents on the statement of cash flows. As a result, the consolidated statement of cash flows no longer reflects transfers between cash and cash equivalents and restricted cash and cash equivalents. We adopted the new accounting guidance in the first quarter of fiscal 2019 using the retrospective transition method, which results in certain amounts in fiscal 2018 being adjusted to conform to the new accounting guidance. This includes restricted cash and cash equivalents held during fiscal 2018 related to funds deposited as collateral for outstanding letters of credit in connection with a then proposed acquisition. Restricted cash and cash equivalents related to the outstanding letters of credit totaled $2.0 billion at the end of the fourth quarter of fiscal 2017 and second quarter of fiscal 2018. There was no impact of this change on the activity presented on the condensed consolidated statement of cash flows for the six months ended March 25, 2018.
Income Taxes: In October 2016, the FASB issued new accounting guidance that changes the accounting for the income tax effects of intra-entity transfers of assets other than inventory. Under the new accounting guidance, the selling (transferring) entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset. We adopted the new accounting guidance in the first quarter of fiscal 2019 using the modified retrospective transition method, with the cumulative effect of applying the new accounting

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

guidance recognized as an adjustment to opening retained earnings of $2.6 billion, primarily as the result of establishing a deferred tax asset on the basis difference of certain intellectual property distributed from one of our foreign subsidiaries to a subsidiary in the United States in fiscal 2018 (Note 3). The ongoing impact of this accounting guidance will be dependent on the facts and circumstances of any transactions within its scope.
Recent Accounting Pronouncements Not Yet Adopted.
Leases: In February 2016, the FASB issued new accounting guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease accounting guidance. The new accounting guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. We will adopt the new accounting guidance in the first quarter of fiscal 2020 and expect to use the modified retrospective approach and to elect certain practical expedients, with the cumulative effect of applying the new accounting guidance recognized as an adjustment to opening retained earnings as of the effective date. We are in the process of determining the effects the adoption will have on our consolidated financial statements.
Financial Assets: In June 2016, the FASB issued new accounting guidance that changes the accounting for recognizing impairments of financial assets. Under the new accounting guidance, credit losses for financial assets held at amortized cost will be estimated based on expected losses rather than the current incurred loss impairment model. The new accounting guidance also modifies the impairment model for available-for-sale debt securities. The new accounting guidance generally requires the modified retrospective transition method, with the cumulative effect of applying the new accounting guidance recognized as an adjustment to opening retained earnings in the year of adoption, except for certain financial assets where the prospective transition method is required, such as available-for-sale debt securities for which an other-than-temporary impairment has been recorded. We will adopt the new accounting guidance in the first quarter of fiscal 2021, and the impact of this new accounting guidance will largely depend on the composition and credit quality of our investment portfolio, as well as economic conditions at the time of adoption.
Accounting Policy Update.
Revenue Recognition: As a result of the adoption of ASC 606, we revised our revenue recognition policy beginning in fiscal 2019 as follows.
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
Revenues from sales of our products are recognized upon transfer of control to the customer, which is generally at the time of shipment. Revenues from providing services are typically recognized over time as our performance obligation is satisfied. Revenues from providing services were less than 5% of total revenues for all periods presented.
We grant licenses or otherwise provide rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products. Licensees pay royalties based on their sales of products incorporating or using our licensed intellectual property and may also pay a fixed license fee in one or more installments. Sales-based royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of complete licensed products, net of certain permissible deductions (including transportation, insurance, packing costs and other items). We broadly provide per unit royalty caps that apply to certain categories of complete wireless devices, namely smartphones, tablets and laptops, which in general, effectively provide for a maximum royalty amount per device. We estimate and recognize sales-based royalties on such licensed products in the period in which the associated sales occur, subject to certain constraints on our ability to estimate such royalties. Our estimates of sales-based royalties are based largely on an assessment of the volume of devices supplied into the market that incorporate or use our licensed intellectual property. We estimate sales-based royalties taking into consideration the mix of such sales on a licensee-by-licensee basis, as well as the licensees’ average wholesale prices of such products, and considers all information (historical, current and forecasted) that is reasonably available to us. Our licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter, which is generally the following quarter. As a result of recognizing revenues in the period in which the licensees’ sales occur using estimates, adjustments to revenues are required in subsequent periods to reflect changes in estimates as new information becomes available, primarily resulting from actual amounts reported by our licensees.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

License agreements that require payment of license fees contain a single performance obligation that represents ongoing access to a portfolio of intellectual property over the license term since such agreements provide the licensee the right to access a portfolio of intellectual property that exists at inception of the license agreement and to updates and new intellectual property that is added to the licensed portfolio during the term of the agreement that are highly interdependent or interrelated. Since we expect to expend efforts to develop and transfer updates to our licensed portfolio on an even basis, license fees are recognized as revenues on a straight-line basis over the estimated period of benefit of the license to the licensee.
We account for a contract with a customer/licensee when it is legally enforceable, the parties are committed to perform their respective obligations, the rights of the parties regarding the goods and/or services to be transferred are identified, payment terms are identified, the contract has commercial substance and collectability of substantially all of the consideration is probable.
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
We measure revenues based on the amount of consideration we expect to receive in exchange for products or services. We record reductions to revenues for customer incentive arrangements, including volume-related and other pricing rebates and cost reimbursements for marketing and other activities involving certain of our products and technologies, in the period that the related revenues are earned. The charges for such arrangements are recorded as a reduction to accounts receivable, net or as other current liabilities based on whether we have the intent and contractual right of offset. Certain of these charges are considered variable consideration and are included in the transaction price primarily based on estimating the most likely amount expected to be provided to the customer/licensee.
Revenues recognized from sales of our products and sales-based royalties are generally included in accounts receivable, net (including unbilled receivables) based on our unconditional right to payment for satisfied or partially satisfied performance obligations.
We disaggregate our revenues by segment (Note 7) and type of product and services (as presented on our consolidated statement of operations), as we believe this best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. Substantially all of QCT’s revenues consist of equipment revenues that are recognized at a point in time, and substantially all of QTL’s revenues represent licensing revenues that are recognized over time.
Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were $398 million and $394 million for the three and six months ended March 31, 2019, respectively, and primarily relate to certain customer incentives, QTL royalty revenues recognized related to devices sold in prior periods and revenues related to a development contract with one of our equity method investees.
Unearned revenues (which are considered contract liabilities) consist primarily of license fees for intellectual property with continuing performance obligations. In the six months ended March 31, 2019, we recognized revenues of $258 million that were recorded as unearned revenues at October 1, 2018.
Remaining performance obligations, substantially all of which are included in unearned revenues, represent the aggregate amount of the transaction price of certain customer contracts yet to be recognized as revenues as of the end of the reporting period and exclude revenues related to (a) contracts that have an original expected duration of one year or less and (b) sales-based royalties (i.e., future royalty revenues) pursuant to our license agreements. Our remaining performance obligations are primarily comprised of certain customer contracts for which QTL received license fees upfront. At March 31, 2019, we had $1.8 billion of remaining performance obligations, of which $235 million, $470 million, $423 million, $416 million and $193 million was expected to be recognized as revenues for the remainder of fiscal 2019 and each of the subsequent four years from fiscal 2020 through 2023, respectively, and $77 million thereafter.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Marketable Securities and Non-Marketable Securities: Prior to the adoption of the new accounting guidance in the first quarter of fiscal 2019, investments in marketable equity securities were generally classified as available-for-sale equity investments, with net unrealized gains or losses recorded as a component of accumulated other comprehensive income, net of income taxes. Beginning in fiscal 2019, all gains and losses on investments in marketable equity securities, realized and unrealized, are recognized in investment and other income, net.
Prior to the adoption of the new accounting guidance in the first quarter of fiscal 2019, investments in non-marketable equity securities were recorded at cost less impairment, if any, with any losses resulting from an impairment recognized in investment and other income, net. Beginning in fiscal 2019, investments in non-marketable equity securities are recorded at cost, less impairments (if any), adjusted for observable price changes in orderly transactions for identical or similar securities (if any). All gains and losses on investments in non-marketable equity securities, realized and unrealized, are recognized in investment and other income, net.
Note 2. Composition of Certain Financial Statement Items

Accounts Receivable (in millions)
	March 31, 2019	September 30, 2018
Trade, net of allowances for doubtful accounts of $47 and $56, respectively	$2,430	$2,667
Unbilled receivables	1,196	201
Other	12	36
	$3,638	$2,904
The increase in unbilled receivables was primarily due to the adoption of ASC 606 (Note 1). Accounts receivable at March 31, 2019 and September 30, 2018 included approximately $960 million related to the short payment in the second quarter of fiscal 2017 of royalties reported by and deemed collectible from Apple’s contract manufacturers. This same amount was recorded in customer-related liabilities (in other current liabilities) for Apple, since we do not have the contractual right to offset these amounts. On April 16, 2019, we entered into settlement agreements with Apple and its contract manufacturers to dismiss all outstanding litigation between the parties, and as a result, these amounts were settled (Note 12).

Inventories (in millions)
	March 31, 2019	September 30, 2018
Raw materials	$79	$72
Work-in-process	820	715
Finished goods	826	906
	$1,725	$1,693
Equity Method and Non-marketable Equity Investments. The carrying values of our equity method and non-marketable equity investments are recorded in other noncurrent assets and were as follows (in millions):

	March 31, 2019	September 30, 2018
Equity method investments	$354	$402
Non-marketable equity investments	779	650
	$1,133	$1,052
In the second quarter of fiscal 2019, non-marketable debt and equity securities (non-cash consideration) with an aggregate fair value of $98 million were received related to a development contract with one of our equity method investees. Since contract revenues were no longer constrained, such amount was recognized as revenues from a previously satisfied performance obligation in the second quarter of fiscal 2019. In addition, in the second quarter of fiscal 2019, non-marketable equity securities (non-cash consideration) with a fair value of $53 million were received in connection with the sale of certain assets as part of the Cost Plan (Note 8).

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Current Liabilities (in millions)
	March 31, 2019	September 30, 2018
Customer incentives and other customer-related liabilities	$3,417	$3,500
Accrual for EC fine (Note 6)	1,137	1,167
Income taxes payable	428	453
RF360 Holdings put and call option	1,145	1,137
Other	614	721
	$6,741	$6,978
Beginning on August 4, 2019, for a period of 60 days, we have the option to acquire (and the minority owner has the option to sell) the minority ownership interest in the RF360 Holdings joint venture for $1.15 billion, and we expect one of such options to be exercised during this period. At March 31, 2019 and September 30, 2018, the accreted value of such amount was included in other current liabilities.
Accumulated Other Comprehensive Income. Changes in the components of accumulated other comprehensive income, net of income taxes, in stockholders’ equity in the six months ended March 31, 2019 were as follows (in millions):

	Foreign Currency Translation Adjustment	Noncredit Other-than-Temporary Impairment Losses and Subsequent Changes in Fair Value for Certain Available-for-Sale Debt Securities	Net Unrealized Gain (Loss) on Other Available-for-Sale Securities	Net Unrealized (Loss) Gain on Derivative Instruments	Other Gains	Total Accumulated Other Comprehensive Income
Balance at September 30, 2018	$11	$23	$243	$(13)	$1	$265
Other comprehensive (loss) income before reclassifications	(41)	—	(6)	16	(8)	(39)
Reclassifications from accumulated other comprehensive income	1	—	(51)	(3)	—	(53)
Other comprehensive (loss) income	(40)	—	(57)	13	(8)	(92)
Balance at March 31, 2019	$(29)	$23	$186	$—	$(7)	$173
Reclassifications from accumulated other comprehensive income included adjustments of $51 million to the opening retained earnings balance as a result of the adoption of new accounting guidance in the first quarter of fiscal 2019 related to financial instruments and hedge instruments (Note 1). Reclassifications from accumulated other comprehensive income (excluding adjustments to opening retained earnings) related to available-for-sale securities were negligible in the three and six months ended March 31, 2019 and March 25, 2018 and were recorded in investment and other income, net.
Other Income, Costs and Expenses. Other income in the three months ended March 31, 2019 included a $43 million gain due to the partial recovery of a fine imposed in fiscal 2009 resulting from our appeal of the Korea Fair Trade Commission (KFTC) decision (Note 6), partially offset by $25 million in net restructuring and restructuring-related charges related to our Cost Plan (Note 8). Other expenses in the six months ended March 31, 2019 included $204 million in net restructuring and restructuring-related charges related to our Cost Plan, partially offset by a $43 million gain due to the partial recovery of a fine we previously paid to the KFTC and a $31 million gain related to a favorable legal settlement.
Other expenses in the three months ended March 25, 2018 consisted of $310 million in restructuring and restructuring-related charges related to our Cost Plan. Other expenses in the six months ended March 25, 2018 also included a $1.2 billion charge related to the European Commission (EC) fine (Note 6).

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investment and Other Income, Net (in millions)
	Three Months Ended		Six Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
Interest and dividend income	$80	$154	$155	$280
Net gains (losses) on marketable securities	40	3	(33)	13
Net gains on other investments	6	47	42	60
Impairment losses on marketable securities and other investments	(60)	(11)	(69)	(20)
Net (losses) gains on derivative investments	(1)	10	(9)	9
Equity in net losses of investees	(36)	(17)	(58)	(38)
Net (losses) gains on foreign currency transactions	(1)	(90)	5	(93)
	$28	$96	$33	$211
Note 3. Income Taxes
The 2017 Tax Cuts and Jobs Act (the Tax Legislation) significantly revised the United States corporate income tax by, among other things, lowering the corporate income tax rate to 21% and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (the Toll Charge). The Tax Legislation fundamentally changed the taxation of multinational entities, including a shift from a system of worldwide taxation with deferral to a hybrid territorial system, featuring a participation exemption regime with current taxation of certain foreign income, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion and promote U.S. production. As a fiscal-year taxpayer, certain provisions of the Tax Legislation became effective starting at the beginning of fiscal 2019, including new taxes due on certain foreign income, such as GILTI (global intangible low-taxed income), BEAT (base-erosion and anti-abuse tax) and FDII (foreign-derived intangible income). In response to the Tax Legislation, we implemented certain tax restructuring in fiscal 2018 and 2019. As a result, without considering the effects of the agreements with Apple and its contract manufacturers signed in April 2019 (Note 12), substantially all of our income is in the U.S. and qualifies for preferential treatment as FDII, and the impact of GILTI and BEAT are negligible. Accordingly, our estimated annual effective tax rate for fiscal 2019 reflects the effects of these components of the Tax Legislation. Our annual effective tax rate for fiscal 2018 reflected a blended federal statutory rate of approximately 25%.
As a result of the Tax Legislation, in fiscal 2019, several of our foreign subsidiaries made tax elections to be treated as U.S. branches for federal income tax purposes (commonly referred to as “check-the-box” elections) effective beginning in fiscal 2018 and 2019. We believe that by treating these foreign subsidiaries as U.S. branches for federal income taxes, rather than controlled foreign corporations, we will significantly reduce the risk of being subject to GILTI and BEAT taxes. As a result of making these check-the-box elections in the first quarter of fiscal 2019, we recorded a tax benefit of $570 million due to establishing new U.S. net deferred tax assets resulting from the difference between the GAAP basis and the U.S. federal tax carryover basis of the existing assets and liabilities of those foreign subsidiaries, primarily related to customer incentive liabilities that have not been deducted for tax purposes. Additionally, during fiscal 2018, one of our foreign subsidiaries distributed certain intellectual property to a U.S. subsidiary resulting in a difference between the GAAP basis and the U.S. federal tax basis of the distributed intellectual property. Upon adoption of new accounting guidance in the first quarter of fiscal 2019, we recorded a deferred tax asset of approximately $2.6 billion, primarily related to the distributed intellectual property, with an adjustment to opening retained earnings (Note 1).
Our second quarter of fiscal 2019 results reflected an estimated annual effective income tax rate of approximately 6% benefit for fiscal 2019, which included the impact of the tax benefit of $570 million (which was recorded discretely in the first quarter) due to establishing new U.S. net deferred tax assets from making certain check-the-box elections and excluded the effects of the agreements with Apple and its contract manufacturers signed in April 2019. The estimated annual effective tax rate for fiscal 2019 also reflected benefits from our FDII deduction and research and development tax credits. The annual effective tax rate for fiscal 2018 was impacted by the combined effect of the Toll Charge, the remeasurement of deferred tax assets and liabilities and our decision to no longer indefinitely reinvest certain foreign earnings, all of which resulted from the Tax Legislation. The annual effective tax rate for fiscal 2018 was also impacted by the termination fee paid to NXP Semiconductors N.V. (NXP), the EC fine, settlement with the Taiwan Fair Trade Commission (TFTC), allocation of expenses to our U.S. operations and new Singapore tax incentives.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effective tax rate of 18% for the second quarter of fiscal 2019 was higher than the estimated annual effective tax rate of 6% benefit primarily due to the tax benefit of $570 million, which was recorded discretely in the first quarter.
Unrecognized tax benefits were $228 million and $217 million at March 31, 2019 and September 30, 2018, respectively. We believe that it is reasonably possible that the total amounts of unrecognized tax benefits at March 31, 2019 may increase or decrease in the next 12 months.
The United States Treasury Department has issued proposed regulations on several provisions of the Tax Legislation, including foreign tax credits, FDII, GILTI, BEAT and interest expense deduction limitations, which are expected to be finalized in the next several months. When finalized, these proposed regulations may adversely affect our provision for income taxes, results of operations and/or cash flows.
We are subject to income taxes in the United States and numerous foreign jurisdictions and are currently under examination by various tax authorities worldwide, most notably in countries where we earn a routine return and tax authorities believe substantial value-add activities are performed. These examinations are at various stages with respect to assessments, claims, deficiencies and refunds, many of which are open for periods after fiscal 2000. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts give rise to a revision become known. As of March 31, 2019, we believe that adequate amounts have been reserved for based on facts known. However, the final determination of tax audits and any related legal proceedings could materially differ from amounts reflected in our income tax provision and the related accruals.
Note 4. Capital Stock
Stock Repurchase Program. On July 26, 2018, we announced a stock repurchase program authorizing us to repurchase up to $30 billion of our common stock. The stock repurchase program has no expiration date.
In September 2018, we entered into three accelerated share repurchase agreements (ASR Agreements) with three financial institutions under which we paid an aggregate of $16.0 billion upfront and received an initial delivery of 178.4 million shares of our common stock, which were retired. The final number of shares to be repurchased will be based on the volume-weighted average stock price of our common stock during the terms of the transactions, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements and will also be retired upon delivery to us. The ASR Agreements are scheduled to terminate in early September 2019, but may terminate earlier in certain circumstances. At settlement, one or more of the financial institutions may be required to deliver additional shares of common stock to us, or under certain circumstances, we may be required to deliver shares of common stock or make a cash payment to one or more of the financial institutions, with the method of settlement at our election.
In the six months ended March 31, 2019 and March 25, 2018, we repurchased and retired 16.8 million and 6.8 million shares for $1.0 billion and $425 million, respectively, before commissions. To reflect share repurchases in the consolidated balance sheet, we (i) reduce common stock for the par value of the shares, (ii) reduce paid-in capital for the amount in excess of par to zero during the quarter in which the shares are repurchased and (iii) record the residual amount to retained earnings, if any. At March 31, 2019, $7.8 billion remained authorized for repurchase under our stock repurchase program.
Note 5. Debt
Revolving Credit Facility. We have an Amended and Restated Revolving Credit Facility (Revolving Credit Facility) that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $5.0 billion, of which $530 million and $4.47 billion will expire in February 2020 and November 2021, respectively. Proceeds from the Revolving Credit Facility, if drawn, are expected to be used for general corporate purposes. Loans under the Revolving Credit Facility will bear interest, at our option, at either the reserve-adjusted Eurocurrency Rate (determined in accordance with the Revolving Credit Facility) or the Base Rate (determined in accordance with the Revolving Credit Facility), in each case plus an applicable margin based on our long-term unsecured senior, non-credit enhanced debt ratings. The margins over the reserve-adjusted Eurocurrency Rate and the Base Rate will be 0.805% and 0.00% per annum, respectively. The Revolving Credit Facility has a facility fee, which accrues at a rate of 0.07% per annum. At March 31, 2019 and September 30, 2018, we had not borrowed any funds under the Revolving Credit Facility.
Commercial Paper Program. We have an unsecured commercial paper program, which provides for the issuance of up to $5.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. Maturities of commercial paper can range from 1 day to up to 397 days. At March 31, 2019 and September 30, 2018, we had $1.0 billion of outstanding commercial paper included in short-term debt with a weighted-average interest rate of 2.74% and 2.35%, respectively, which included fees paid to the commercial paper dealers, and weighted-average remaining days to maturity of

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

29 days and 16 days, respectively. The carrying value of the outstanding commercial paper approximated its estimated fair value at March 31, 2019 and September 30, 2018.
Long-term Debt. The following table provides a summary of our long-term debt (in millions, except percentages):

	March 31, 2019		September 30, 2018
	Amount	Effective Rate	Amount	Effective Rate
May 2015 Notes
Floating-rate three-month LIBOR plus 0.55% notes due May 20, 2020	$250	3.25%	$250	2.93%
Fixed-rate 2.25% notes due May 20, 2020	1,750	3.09%	1,750	3.13%
Fixed-rate 3.00% notes due May 20, 2022	2,000	3.51%	2,000	3.73%
Fixed-rate 3.45% notes due May 20, 2025	2,000	3.46%	2,000	3.46%
Fixed-rate 4.65% notes due May 20, 2035	1,000	4.73%	1,000	4.73%
Fixed-rate 4.80% notes due May 20, 2045	1,500	4.72%	1,500	4.72%
May 2017 Notes
Floating-rate three-month LIBOR plus 0.73% notes due January 30, 2023	500	3.55%	500	3.14%
Fixed-rate 2.60% notes due January 30, 2023	1,500	2.70%	1,500	2.70%
Fixed-rate 2.90% notes due May 20, 2024	1,500	3.01%	1,500	3.01%
Fixed-rate 3.25% notes due May 20, 2027	2,000	3.46%	2,000	3.46%
Fixed-rate 4.30% notes due May 20, 2047	1,500	4.47%	1,500	4.47%
Total principal	15,500		15,500
Unamortized discount, including debt issuance costs	(79)		(85)
Hedge accounting fair value adjustments	(16)		(50)
Total long-term debt	$15,405		$15,365
Reported as:
Short-term debt	$—		$—
Long-term debt	15,405		15,365
Total	$15,405		$15,365
At March 31, 2019 and September 30, 2018, the aggregate fair value of the notes, based on Level 2 inputs, was approximately $15.4 billion and $15.1 billion, respectively.
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
At March 31, 2019, we had outstanding interest rate swaps with an aggregate notional amount of $1.8 billion related to the May 2015 Notes, which effectively converted approximately 43% and 50% of the fixed-rate notes due in 2020 and 2022, respectively, into floating-rate notes. The net gains and losses on the interest rate swaps, as well as the offsetting gains or losses on the related fixed-rate notes attributable to the hedged risks, are recorded as interest expense in the current period. We did not enter into interest rate swaps in connection with issuance of the May 2017 Notes.
The effective interest rates for the notes include the interest on the notes, amortization of the discount, which includes debt issuance costs, and if applicable, adjustments related to hedging. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes. Cash interest paid related to our commercial paper program and long-term debt, net of cash received from the related interest rate swaps, was $281 million and $317 million in the six months ended March 31, 2019 and March 25, 2018, respectively.
Debt Covenants. The Revolving Credit Facility requires that we comply with certain covenants, including one financial covenant to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization to consolidated interest expense, as defined in each of the respective agreements, of not less than three to one at the end of each fiscal quarter. We are not subject to any financial covenants under the notes nor any covenants that would prohibit us from incurring

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

additional indebtedness ranking equal to the notes, paying dividends, issuing securities or repurchasing securities issued by us or our subsidiaries. At March 31, 2019 and September 30, 2018, we were in compliance with the applicable covenants under the Revolving Credit Facility.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
On August 31, 2018, Apple filed a motion for judgment on the pleadings that the court lacks subject matter jurisdiction over our counterclaim that our license offers to Apple have not violated our obligation to license standard-essential patents on FRAND terms. On March 20, 2019, the court denied Apple’s motion. Also, on August 31, 2018, Apple filed motions for partial summary judgment on the following issues: that part of our claim for Apple’s alleged tortious interference with its contract manufacturers’ agreements is barred by the statute of limitations; that our claim for damages under the Cooperation Agreement is unfounded; and that certain of our patent rights are exhausted by the sale of our baseband processor chipsets. On November 8, 2018, the court ruled on Apple’s motion regarding its alleged tortious interference, holding that Apple is not liable for tortious interference that occurred prior to January 20, 2015, but may be held liable for subsequent tortious interference. On December 18, 2018, the court denied Apple’s motion regarding patent exhaustion as moot in light of the dismissal of the claims at issue discussed below. On March 14, 2019, the court granted Apple’s motion for summary judgment against our claims for damages under the Cooperation Agreement. Amounts unpaid (and previously accrued) by us under the Cooperation Agreement were recorded in customer-related liabilities (in other current liabilities) at March 31, 2019 and September 30, 2018 (Note 2).
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
A jury trial commenced on April 15, 2019, and on April 16, 2019, we entered into settlement agreements with Apple and its contract manufacturers to dismiss all outstanding litigation between the parties (Note 12).
On January 23, 2017, an Apple subsidiary in China filed two complaints against us in the Beijing Intellectual Property Court. On March 31, 2017, the court granted an application by Apple Inc. to join the actions as a plaintiff, and Apple amended the complaints. One of the complaints alleges a violation of China’s Anti-Monopoly Law (AML complaint); the other complaint requests a determination of the terms of a patent license between us and Apple (FRAND complaint). The AML complaint alleges that (i) we have abused our dominant position in communication standard-essential patents licensing markets and certain global baseband processor chipset markets by charging and offering royalty terms that were excessively high; (ii) we refused to license certain implementers of standardized technologies, including Apple and baseband processor chipset manufacturers; (iii) we forced Apple to use only our products and services; and (iv) we bundled licenses to standard-essential patents with licenses to non-standard-essential patents and imposed other unreasonable or discriminatory trading terms on Apple in violation of the AML. The AML complaint seeks a decree that we cease the alleged abuse of dominance, as well as damages in the amount of 1 billion Chinese renminbi (approximately $149 million based on the exchange rate on March 31, 2019). The FRAND complaint makes allegations similar to the AML complaint and further alleges that we refused to offer licensing terms for our cellular standard-essential patents consistent with our FRAND licensing commitments and failed to provide to Apple certain information about our patents. The FRAND complaint seeks (i) a declaration that the license terms offered to Apple by us for our mobile communication standard-essential patents are not compliant with FRAND; (ii) an order that we cease our actions that allegedly violate our FRAND obligations, including pricing on unfair, unreasonable and excessive terms, refusing to deal, imposing unreasonable trade conditions and failing to provide information on our patents; and (iii) a determination of FRAND-compliant license terms for our Chinese standard-essential patents. Apple also seeks its expenses in each of the cases.
On August 3, 2017, we received three additional complaints filed by an Apple subsidiary in China and Apple Inc. against us in the Beijing Intellectual Property Court. The complaints seek declaratory judgments of non-infringement of three of our patents. We filed jurisdictional and other objections to the complaints.
On November 30, 2017, Apple and certain of its Chinese subsidiaries filed three patent infringement complaints against us in the Beijing Intellectual Property Court. Apple seeks damages and costs. We have filed jurisdictional objections to the complaints.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On February 16, 2017, Apple and one of its Japanese subsidiaries filed four complaints against us in the Tokyo District Court. In three of the complaints, Apple seeks declaratory judgment of non-infringement by Apple of three of our patents. Apple further seeks a declaration that our patent rights with respect to those three patents are exhausted by our SULAs with the contract manufacturers of Apple’s devices as well as our sale of baseband processor chipsets. Apple also seeks an award of fees. On January 30, 2018, April 27, 2018 and July 13, 2018, the court dismissed each of Apple’s three declaratory judgment complaints, finding that Apple lacked standing based on the facts it alleged in those complaints. Apple has appealed all three decisions. On December 12, 2018, February 19, 2019 and March 4, 2019, the Intellectual Property High Court ruled in our favor on each of Apple’s appeals, finding that the Tokyo District Courts were correct in dismissing Apple’s declaratory judgment complaints. The court has yet to rule on whether Apple has standing in the remaining complaint. On May 15, 2017, we learned of the fourth complaint. In that complaint, Apple and one of its Japanese subsidiaries seek damages of 100 million Japanese yen (approximately $1 million based on the exchange rate on March 31, 2019) from us, based on allegations that we violated the Japanese Antimonopoly Act and the Japanese Civil Code. In particular, the fourth complaint alleges that (i) we hold a monopoly position in the market for baseband processor chipsets that implement certain cellular standards; (ii) we collect double royalties through our license agreements and the sale of baseband processor chipsets which exhaust certain of our patent rights; (iii) we refused to grant Apple a license on FRAND terms and forced Apple to execute a rebate agreement under unreasonable conditions; (iv) we refused to grant Apple a direct license; and (v) we demanded a license fee based on the market value of the total device. We have filed jurisdictional and other objections to this complaint.
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
On April 18, 2017, Apple and one of its Taiwanese subsidiaries filed a complaint against us in the Taiwan Intellectual Property Court alleging that we have abused a dominant market position in licensing wireless standard-essential patents and selling baseband processor chipsets, including improper pricing, refusal to deal, exclusive dealing, tying, imposing unreasonable trade terms and discriminatory treatment. The complaint seeks rulings that we not use the sales price of the terminal device as the royalty base for standard-essential patents; not leverage our cellular standard-essential patents to obtain licenses of our non-standard-essential patents or demand cross-licenses without proper compensation; not refuse, reduce, delay or take any other action to limit the supply of our baseband processor chipsets to non-licensees; that we must license our standard-essential patents on FRAND terms; and that we shall not, based on standard-essential patents, seek injunctions. The complaint also seeks damages of 10 million Taiwan dollars (less than $1 million based on the exchange rate on March 31, 2019), among other relief.
On April 16, 2019, we entered into settlement agreements with Apple and its contract manufacturers to dismiss all outstanding litigation between the parties (Note 12).
QUALCOMM Incorporated v. Apple Inc.: On July 6, 2017, we filed a complaint against Apple in the United States District Court for the Southern District of California asserting claims for damages and injunctive relief for infringement of six of our patents directed to a variety of features found in iPhone models. On July 7, 2017, we filed a complaint against Apple in the United States International Trade Commission (ITC) requesting that the ITC institute an investigation pursuant to Section 337 of the Tariff Act of 1930 based on Apple’s infringement of the same six patents. We sought a limited exclusion order and cease and desist order against importation of iPhone models that do not contain a Qualcomm brand baseband processor chipset. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. Apple filed an Answer and Counterclaims in the District Court case on September 26, 2017. On November 29, 2017, Apple filed a First Amended Answer and Counterclaims asserting that our Snapdragon processors infringe eight Apple patents. On August 8, 2017, the ITC issued a notice of institution of an investigation. On August 25, 2017, we withdrew allegations as to one patent in both the ITC investigation and the district court case. On April 25, 2018, we withdrew allegations as to two additional patents in the ITC investigation, but not the District Court case, in order to satisfy certain briefing limitations and to narrow the issues for hearing. The ITC investigation evidentiary hearing by the

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Administrative Law Judge (ALJ) was held June 18-26, 2018. The ALJ’s Initial Determination on the merits was issued on September 28, 2018. The ALJ found that we had established a violation of Section 337 by Apple due to the infringement of one of the three asserted patents. However, the ALJ recommended against an exclusion order on the grounds of public interest. On October 15, 2018, the parties each filed petitions for review of portions of the ALJ’s decision by the full ITC. On December 12, 2018, the ITC announced that it would review the ALJ’s determination of violation on one patent and requested public comments on the potential impact on the public interest if an exclusion order is issued. The ITC denied review of the ALJ’s findings of no violation as to the other two patents. On March 26, 2019, the ITC issued its final determination and found the remaining patent to be invalid. The ITC’s final determination did not take a position on the public interest considerations of any potential exclusion order. On March 2, 2018, the District Court granted our motion to sever, for separate trial, Apple’s counterclaims for patent infringement against us. On February 5, 2019, the District Court granted Apple’s motion for summary judgment of non-infringement as to one of our asserted patents. Trial on the remaining three of our asserted patents began on March 4, 2019 and has concluded. The jury returned a verdict in our favor on all three patents, awarding us over $31 million in damages. Post trial proceedings are ongoing, and as a result, we did not record a gain in the second quarter of fiscal 2019. In parallel, Apple has challenged the validity of four of our patents asserted in the first ITC action and corresponding District Court case via Inter Partes Review (IPR) petitions with the United States Patent and Trademark Office (USPTO) Patent Trial and Appeal Board (PTAB). The PTAB has instituted trials on three of those patents. With respect to Apple’s patent claims against us, trial is scheduled to begin on July 15, 2019. We challenged the validity of all of Apple’s asserted patents with the PTAB. Those petitions are pending.
On November 1, 2017, we filed a complaint against Apple in San Diego Superior Court for breach of the Master Software Agreement between the companies. The complaint recounts instances when Apple failed to protect our software as required by the agreement and failed to provide sufficient information to which we are entitled under the agreement in order to understand whether other breaches have occurred. The complaint seeks specific performance of Apple’s obligations to cooperate with an audit of its handling of our software, damages and injunctive relief. Apple filed its answer to the complaint on December 19, 2017. On September 24, 2018, we filed a motion seeking to amend our complaint to add causes of action for additional contract breaches and misappropriation of trade secrets. On October 26, 2018, the court granted our motion. We filed an amended complaint on October 31, 2018 and further amended the complaint on November 15, 2018. On December 17, 2018, Apple filed a demurrer objecting to the sufficiency of the second amended complaint. On February 8, 2019, the court denied Apple’s demurrer. Trial is scheduled to begin on February 7, 2020.
On November 29, 2017, we filed three additional complaints against Apple in the United States District Court for the Southern District of California alleging infringement of a total of 16 of our patents. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. The complaints seek damages and injunctive relief. On January 22, 2018, Apple filed answers and counterclaims in each of these cases seeking declaratory judgments that the asserted patents are invalid and/or not infringed. For the case relating to the November 30, 2017 ITC investigation described below, fact discovery closed on March 13, 2019, and trial is scheduled to begin on October 21, 2019. Apple has filed IPR petitions with the PTAB challenging the validity of four of our patents asserted in the November 30, 2017 ITC action and corresponding District Court action. The PTAB has granted the petition as to one of those patents. For the cases not related to the ITC investigation, Apple has challenged all of the asserted patents in IPR proceedings filed in the PTAB. No decisions have yet been issued by the PTAB. In total, Apple has filed 50 IPRs. The PTAB has initiated proceedings in 36 of the IPRs to date. As a result of the IPR proceedings, on August 29, 2018, the court stayed those two cases pending the outcome of the IPR proceedings.
On November 30, 2017, we filed a complaint in the ITC accusing certain Apple products of infringing five of our patents. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. We seek a limited exclusion order and cease and desist order against importation of iPhone models that do not contain a Qualcomm brand baseband processor chipset. On January 2, 2018, the ITC instituted an investigation. The evidentiary hearing by the Administrative Law Judge (ALJ) took place from September 17-24, 2018 and included three of our patents. On March 26, 2019, the ALJ’s Initial Determination was issued, found a violation as to one patent and recommended a limited exclusion order and cease and desist order against iPhones that do not contain a Qualcomm brand baseband processor chipset. The target date for final determination by the ITC is July 26, 2019.
On July 17, 2017, we filed complaints against Apple and certain of its subsidiaries in the Federal Republic of Germany, asserting infringement of one of our patents in the Mannheim District Court and infringement of another patent in the Munich District Court. On October 2, 2017, we filed claim extensions in these actions against Apple and certain of its subsidiaries, asserting infringement of two additional patents in the Mannheim District Court and infringement of five additional patents in the Munich District Court. On May 28, 2018, we filed additional claim extensions in these actions against Apple and certain

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of its subsidiaries, asserting infringement of three additional patents in the Mannheim District Court and infringement of one additional patent in the Munich District Court. The complaints seek remedies including, among other relief, declaratory relief confirming liability on the merits for damages and injunctive relief. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. Apple and/or its subsidiaries and, in some cases, also Intel have challenged the validity of the asserted patents in opposition proceedings before the European Patent Office or nullity actions before the Federal Patent Court. On October 11, 2018, the Munich District Court issued a judgment declaring one of the patents asserted on October 2, 2017 as not infringed. We have appealed that judgment. On December 20, 2018, the Munich District Court issued judgments declaring one of the patents asserted on July 17, 2017 as infringed and issued an injunction against the infringing Apple products, which would be effective following the posting of financial guarantees. On January 3, 2019, Qualcomm served the requisite financial guarantees to enforce the injunction in the amount of 1.3 billion Euro (approximately $1.5 billion based on the exchange rate at March 31, 2019). Apple and its subsidiaries appealed the judgments and requested a preliminary stay of enforcement pending the appeals. On April 9, 2019, the Munich Court of Appeals stayed the enforcement proceedings. On January 15, 2019, the Mannheim District Court issued a judgment declaring one of the patents asserted on October 2, 2017 as not infringed. On January 31, 2019, the Munich District Court issued judgments declaring two further patents (belonging to the same patent family) asserted on October 2, 2017 as not infringed. We have appealed all of these judgments. On February 25, 2019, the Mannheim District Court ordered a stay of infringement proceedings of another patent asserted on October 2, 2017, pending the decision of the Federal Patent Court on validity. On April 5, 2019, the Opposition Division of the European Patent Office revoked a patent that had been asserted on July 17, 2017 before the Mannheim District Court. We intend to appeal this decision. All other patents remain pending. Dates for the pronouncements of judgment and hearings are scheduled for various dates through September 2019.
On September 29, 2017, we filed three complaints against Apple and certain of its subsidiaries in the Beijing (China) Intellectual Property Court, asserting infringement of three of our patents. The complaints seek remedies including injunctive relief and costs. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. On May 10, 2018 and June 21, 2018, Apple filed invalidation requests with the Chinese Patent Review Board (PRB) for the three asserted patents. The PRB has issued orders upholding the validity of all three patents.
On November 13, 2017, we filed three complaints against certain of Apple’s subsidiaries in the Beijing (China) High People’s Court, asserting infringement of three of our patents. The complaints seek remedies including injunctive relief, damages and costs. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. On December 19, 2017, Apple’s subsidiaries filed invalidation requests with the PRB for the three asserted patents. PRB hearings regarding the validity of the patents were held in April and May 2018. The PRB issued rulings upholding the validity of all three patents. On May 22, 2018, Apple’s subsidiaries filed a second invalidation request with the PRB for one of the three asserted patents. The PRB held a hearing regarding this request on October 19, 2018. The PRB issued rulings on two of the second round invalidity petitions, upholding the validity of one patent based on amended claims and upholding the validity of the second patent again. The PRB has not ruled yet on Apple’s second invalidity challenge to the third patent. On November 30, 2018 and December 5, 2018, Apple appealed all three of the original validity rulings from the PRB to the Beijing IP Court.
On November 15, 2017, we filed three complaints against certain of Apple’s subsidiaries in the Fuzhou (China) Intermediate People’s Court, asserting infringement of three of our patents. The complaints seek remedies including injunctive relief and costs. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. Apple’s subsidiaries filed invalidation requests with the PRB on December 8, 2017 for one of the patents and December 11, 2017 for the other two patents. PRB hearings regarding the validity of the patents were held in April and May 2018. The PRB issued orders upholding the validity of two of the patents subject to Apple’s invalidity challenges. The PRB ruled that the third patent was invalid. We subsequently withdrew the infringement action in Fuzhou with respect to the third patent. We have appealed the adverse PRB ruling to the Beijing IP Court. Infringement hearings were held from August through October 30, 2018. On November 30, 2018, the court granted our motions for preliminary injunctions with respect to two of the patents and enjoined Apple’s subsidiaries from importing, selling and offering to sell the iPhone 6S through X.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Also, on January 12, 2018, we filed three complaints against certain of Apple’s subsidiaries in the Jiangsu (China) High People’s Court, asserting infringement of three of our patents. The complaints seek remedies including injunctive relief, damages and costs. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. On February 5, 2018, Apple’s subsidiaries filed invalidation requests with the PRB. PRB hearings regarding the validity of the patents were held in June 2018. The PRB issued orders upholding the validity of two of the patents and an order partially upholding the validity of another patent.
On February 2, 2018, we filed three complaints against certain of Apple’s subsidiaries in the Qingdao (China) Intermediate People’s Court, asserting infringement of three of our patents. The complaints seek remedies including injunctive relief and costs. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. On February 26, 2018, Apple’s subsidiaries filed invalidation requests with the PRB. PRB hearings regarding the validity of the patents were held in June 2018. The PRB issued orders upholding the validity of two of the patents and invalidating the third patent. We subsequently withdrew the infringement action in Qingdao with respect to the third patent. We filed an appeal of the adverse PRB ruling, and Apple filed an appeal of the other two.
Also, on February 2, 2018, we filed three complaints against certain of Apple’s subsidiaries in the Guangzhou (China) Intermediate People’s Court, asserting infringement of three of our patents. The complaints seek remedies including injunctive relief and costs. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. On March 14, 2018, Apple’s subsidiaries filed invalidation requests with the PRB. PRB hearings regarding the validity of the patents began in July 2018. The PRB issued orders upholding the validity of two of the patents and an order invalidating the third patent. Infringement hearings for all three of the patents were held in October through December 2018. We filed a motion withdrawing the infringement action pertaining to the patent that was invalidated. We have appealed the adverse PRB decision, and Apple has appealed the other two.
On June 14, 2018, we filed three complaints against certain of Apple’s subsidiaries in the Guangdong (China) High People’s Court, asserting infringement of three of our patents. The complaints seek remedies including injunctive relief and costs. The patents have not been declared as essential to any standards organization and are not subject to commitments to license on FRAND terms. On August 13, 2018, Apple’s subsidiaries filed invalidation requests with the PRB. The PRB has held hearings regarding all three of the patents. The PRB issued an order invalidating one of the patents and has not ruled yet regarding Apple’s invalidity challenges of the other two patents.
On April 16, 2019, we entered into settlement agreements with Apple and its contract manufacturers to dismiss all outstanding litigation between the parties (Note 12).
3226701 Canada, Inc. v. QUALCOMM Incorporated et al: On November 30, 2015, a securities class action complaint was filed by purported stockholders of us in the United States District Court for the Southern District of California against us and certain of our current and former officers. On April 29, 2016, the plaintiffs filed an amended complaint. On January 27, 2017, the court dismissed the amended complaint in its entirety, granting leave to amend. On March 17, 2017, the plaintiffs filed a second amended complaint, alleging that we and certain of our current and former officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and misleading statements regarding our business outlook and product development between November 19, 2014 and July 22, 2015. The second amended complaint sought unspecified damages, interest, attorneys’ fees and other costs. On May 8, 2017, we filed a motion to dismiss the second amended complaint. On October 20, 2017, the court entered an order granting in part our motion to dismiss, and on November 29, 2017, the court entered an order granting the remaining portions of our motion to dismiss. On December 28, 2017, the plaintiffs filed an appeal to the United States Court of Appeals for the Ninth Circuit. A hearing has been scheduled for July 11, 2019. We believe the plaintiffs’ claims are without merit.
Consolidated Securities Class Action Lawsuit: On January 23, 2017 and January 26, 2017, securities class action complaints were filed by purported stockholders of us in the United States District Court for the Southern District of California against us and certain of our current and former officers and directors. The complaints alleged, among other things, that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with certain allegations that we are or were engaged in anticompetitive conduct. The complaints sought unspecified damages, interest, fees and costs. On May 4, 2017, the court consolidated the two actions and appointed lead plaintiffs. On July 3, 2017, the lead plaintiffs filed a consolidated amended complaint asserting the same basic theories of liability and requesting the same basic relief. On September 1, 2017, we filed a motion to dismiss the consolidated amended complaint. On March 18, 2019, the court denied our motion to dismiss the complaint. Discovery will commence in the coming months. We believe the plaintiffs’ claims are without merit.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In re Qualcomm/Broadcom Merger Securities Litigation (formerly Camp v. Qualcomm Incorporated et al): On June 8, 2018 and June 26, 2018, securities class action complaints were filed by purported stockholders of us in the United States District Court for the Southern District of California against us and two of our current officers. The complaints allege, among other things, that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, by failing to disclose that we had submitted a notice to the Committee on Foreign Investment in the United States (CFIUS) in January 2018. The complaints seek unspecified damages, interest, fees and costs. On January 22, 2019, the Court appointed the lead plaintiff in the action and designated that the case be captioned “In re Qualcomm/Broadcom Merger Securities Litigation.” On March 18, 2019, the plaintiffs filed a consolidated complaint. We believe the plaintiffs’ claims are without merit.
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
Canadian Consumer Class Action Lawsuits: Since November 9, 2017, eight consumer class action complaints have been filed against us in Canada (in the Ontario Superior Court of Justice, the Supreme Court of British Columbia, and the Quebec Superior Court), each on behalf of a putative class of purchasers of cellular phones and other cellular devices, alleging various violations of Canadian competition and consumer protection laws. The claims are similar to those in the FTC and U.S. consumer class action complaints. The complaints seek unspecified damages. One of the complaints in the Supreme Court of British Columbia has since been discontinued by the plaintiffs. We have not yet answered the complaints. On April 15, 2019, the Quebec Superior Court held a class certification hearing, and on April 30, 2019, the court issued an order certifying a class. We believe the plaintiffs’ claims are without merit.
Japan Fair Trade Commission (JFTC) Complaint: The JFTC received unspecified complaints alleging that our business practices are, in some way, a violation of Japanese law. On September 29, 2009, the JFTC issued a cease and desist order concluding that our Japanese licensees were forced to cross-license patents to us on a royalty-free basis and were forced to accept a provision under which they agreed not to assert their essential patents against our other licensees who made a similar commitment in their license agreements with us. The cease and desist order seeks to require us to modify our existing license agreements with Japanese companies to eliminate these provisions while preserving the license of our patents to those companies. We disagree with the conclusions that we forced our Japanese licensees to agree to any provision in the parties’ agreements and that those provisions violate the Japanese Antimonopoly Act. We invoked our right under Japanese law to an administrative hearing before the JFTC. In February 2010, the Tokyo High Court granted our motion and issued a stay of the cease and desist order pending the administrative hearing before the JFTC. The JFTC held hearings on 37 different dates. On March 13, 2019, the JFTC issued a decision revoking the cease and desist order against us in its entirety.
Korea Fair Trade Commission (KFTC) Complaint: On January 4, 2010, the KFTC issued a written decision finding that we violated Korean law by offering certain discounts and rebates for purchases of our CDMA chipsets and for including in certain agreements language requiring the continued payment of royalties after all licensed patents expired. The KFTC levied a fine of 273.2 billion Korean won (approximately $230 million), which we recorded as an expense in fiscal 2009 and paid in fiscal 2010. We appealed to the Seoul High Court, and on June 19, 2013, the Seoul High Court affirmed the KFTC’s decision. On July 4, 2013, we filed an appeal with the Korea Supreme Court. On January 31, 2019, the Korea Supreme Court reversed in part the decision of the Seoul High Court and remanded the case for further proceedings consistent with its decision. In March 2019, the KFTC refunded $56 million (including interest) to us, representing a portion of the fine we previously paid to the KFTC. In the second quarter of fiscal 2019, we recorded a gain of $43 million in other income and interest income of

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$13 million in investment and other income, net. In light of the Korea Supreme Court’s reversal in part of the decision of the Seoul High Court and the refund received from the KFTC, we expect to withdraw the case from the Seoul High Court.
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
Icera Complaint to the European Commission (EC): On June 7, 2010, the EC notified and provided us with a redacted copy of a complaint filed with the EC by Icera, Inc. (subsequently acquired by Nvidia Corporation) alleging that we were engaged in anticompetitive activity. On July 16, 2015, the EC announced that it had initiated formal proceedings in this matter. On December 8, 2015, the EC announced that it had issued a Statement of Objections expressing its preliminary view that between 2009 and 2011, we were engaged in predatory pricing by selling certain baseband chipsets to two customers at prices below cost, with the intention of hindering competition. A Statement of Objections informs the subject of the investigation of the allegations against it and provides an opportunity to respond to such allegations. It is not a determination of the final outcome of the investigation. On August 15, 2016, we submitted our response to the Statement of Objections. On July 19, 2018, the EC announced that it had issued a Supplementary Statement of Objections which focuses on certain elements of the “price-cost” test applied by the EC to assess the extent to which we sold certain baseband chipsets allegedly below cost. On October 22, 2018, we submitted our response to the Supplementary Statement of Objections. On January 10, 2019, the EC held a hearing regarding the Supplementary Statement of Objections and our response to it. If a violation is found, a broad range of remedies is potentially available to the EC, including imposing a fine (of up to 10% of our annual revenues) and/or injunctive relief prohibiting or restricting certain business practices. It is difficult to predict the outcome of this matter or what remedies, if any, may be imposed by the EC. We believe that our business practices do not violate the European Union (EU) competition rules.
European Commission (EC) Investigation: On October 15, 2014, the EC notified us that it was conducting an investigation of us relating to Articles 101 and/or 102 of the Treaty on the Functioning of the European Union (TFEU). On July 16, 2015, the EC announced that it had initiated formal proceedings in this matter. On December 8, 2015, the EC announced that it had issued a Statement of Objections expressing its preliminary view that, pursuant to an agreement with Apple Inc., since 2011, we paid significant amounts to Apple on the condition that it exclusively use our baseband chipsets in its smartphones and tablets. This conduct allegedly reduced Apple’s incentives to source baseband chipsets from our competitors and harmed competition and innovation for certain baseband chipsets. On January 24, 2018, the EC issued a decision finding that certain terms of that agreement violate EU competition law and imposed a fine of 997 million Euros. On

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

April 6, 2018, we filed an appeal of the EC’s decision with the General Court of the European Union. The court has not yet ruled on our appeal. We believe that our business practices do not violate the EU competition rules.
We recorded a charge of $1.2 billion to other expenses related to the EC fine in the first quarter of fiscal 2018. We provided financial guarantees in the third quarter of fiscal 2018 to satisfy the obligation in lieu of cash payment while we appeal the EC’s decision. The fine is accruing interest at a rate of 1.50% per annum while it is outstanding. As of October 1, 2018, we have designated the liability as a hedge of our net investment in certain foreign subsidiaries, with gains and losses recorded in accumulated other comprehensive income as a component of the foreign currency translation adjustment. At March 31, 2019, the liability, including related foreign currency gains and accrued interest (which, to the extent they were not related to the net investment hedge, were recorded in investment and other income, net), was $1.14 billion and included in other current liabilities.
United States Federal Trade Commission (FTC) v. QUALCOMM Incorporated: On September 17, 2014, the FTC notified us that it was conducting an investigation of us relating to Section 5 of the Federal Trade Commission Act (FTCA). On January 17, 2017, the FTC filed a complaint against us in the United States District Court for the Northern District of California alleging that we were engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the FTCA by conditioning the supply of cellular modem chipsets on the purchaser first agreeing to a license to our cellular standard-essential patents, paying incentives to purchasers of cellular modem chipsets to induce them to accept certain license terms, refusing to license our cellular standard-essential patents to our competitors, and entering into alleged exclusive dealing arrangements with Apple Inc. The complaint seeks a permanent injunction against our alleged violations of the FTCA and other unspecified ancillary equitable relief. A fine is not an available remedy in this matter, and the FTC has not sought monetary remedies. On August 30, 2018, the FTC moved for partial summary judgment that our commitments to license our cellular standard-essential patents to the Alliance for Telecommunications Industry Solutions (ATIS) and the Telecommunications Industry Association (TIA) require us to make licenses available to rival sellers of cellular modem chipsets. On November 6, 2018, the District Court granted the FTC’s partial summary judgment motion. On November 29, 2018, we and the FTC filed a Joint Pretrial Statement in which the FTC indicated that at trial it would seek a declaration and adjudication that our conduct violates the FTCA and seek permanent injunctive and other equitable relief, including an order that would at least (i) require us to: negotiate or renegotiate license terms with licensees in good faith under conditions free from the threat of lack of access to or discriminatory provision of cellular modem chipset supply or associated technical, software or other support; submit to arbitral or judicial dispute resolution to determine reasonable royalties and other license terms should a licensee choose to pursue such a resolution; make exhaustive standard-essential patent licenses available to cellular modem chipset suppliers on FRAND terms and submit to arbitral or judicial dispute resolution to determine such terms; and adhere to certain compliance and monitoring procedures; and (ii) prohibit us from: conditioning the supply of cellular modem chipsets on a customer’s patent-license status; discriminating or retaliating against cellular modem chipset customers or cellular modem chipset suppliers because of a customer’s license status or a dispute over license terms; making payments or providing other value to a customer contingent on the customer’s agreement to license terms; entering into exclusive-dealing agreements for the supply of cellular modem chipsets; or interfering with the ability of customers to communicate with a government agency about a potential law enforcement or regulatory matter. Trial was held January 4-29, 2019. The FTC alleged at trial that we have monopoly power in the markets for both CDMA and premium-tier LTE cellular modem chipsets and have acted anticompetitively in violation of either Section 1 or Section 2 of the Sherman Act, or Section 5 of the FTCA to maintain our monopoly power in one or both of these alleged markets by employing four business practices. These practices include (i) our longstanding practice of requiring a license to our cellular standard-essential patents for a particular cellular standard before selling cellular modem chipsets that are used in cellular devices that implement such cellular standards; (ii) providing incentive payments to certain licensees in order to induce them to agree to our preferred license terms; (iii) not exhaustively licensing our cellular standard-essential patents to companies that make, use or sell cellular modem chipsets; and (iv) entering into a now-expired contract that conditioned certain payments to Apple on its not launching a new device that used a non-Qualcomm brand cellular modem chipset. In asserting that we have acted anticompetitively, the FTC asserts that our historical royalty rates are too high to be reasonable, and that amounts over a reasonable rate act as a surcharge on cellular modem chipset transactions taking place between OEMs and our competitors, and this surcharge weakens our competitors by raising the price OEMs must pay for such competitors’ cellular modem chipsets. We believe the FTC’s claims and request for injunctive relief are without merit.
Contingent losses and other considerations: We will continue to vigorously defend ourself in the foregoing matters. However, litigation and investigations are inherently uncertain, and we face difficulties in evaluating or estimating likely outcomes or ranges of possible loss in antitrust and trade regulation investigations in particular. Other than with respect to the EC fine, we have not recorded any accrual at March 31, 2019 for contingent losses associated with these matters based on our

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. For example, if some or all of our license agreements are declared invalid or unenforceable and we are required to renegotiate these license agreements, or if as part of a settlement we agree to renegotiate certain of our license agreements, we may not receive, or may not be able to recognize, any licensing or royalty revenues on the impacted license agreements unless and until we enter into new license agreements. We are engaged in numerous other legal actions not described above arising in the ordinary course of our business and, while there can be no assurance, believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
Through March 31, 2019, we have received a number of claims from our direct and indirect customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by our products. Reimbursements under indemnification arrangements have not been material to our consolidated financial statements. We have not recorded any accrual for contingent liabilities at March 31, 2019 associated with these indemnification arrangements based on our belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time.
Purchase Obligations and Operating Leases. We have agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Integrated circuit product inventory obligations represent purchase commitments for raw materials, semiconductor die, finished goods and manufacturing services, such as wafer bump, probe, assembly and final test. Under our manufacturing relationships with our foundry suppliers and assembly and test service providers, cancelation of outstanding purchase commitments is generally allowed but requires payment of costs incurred through the date of cancelation, and in some cases, incremental fees related to capacity underutilization. We lease certain of our land, facilities and equipment under noncancelable operating leases, with terms ranging from less than one year to 15 years and with provisions in certain leases for cost-of-living increases.
Obligations under our purchase agreements, which primarily relate to integrated circuit product inventory obligations, and future minimum lease payments under our operating leases at March 31, 2019 were as follows (in millions):

	Purchase Obligations	Operating Leases
Remainder of fiscal 2019	$2,948	$74
2020	637	112
2021	326	84
2022	92	54
2023	52	25
Thereafter	17	38
Total	$4,072	$387
Other Commitments. At March 31, 2019, we committed to fund certain strategic investments up to $226 million, of which $32 million is expected to be funded in fiscal 2020. The remaining commitments do not have fixed funding dates and are subject to certain conditions. Commitments represent the maximum amounts to be funded under these arrangements; actual funding may be in lesser amounts or not at all.
In March 2018, our RF360 Holdings joint venture entered into an agreement for a build-to-suit construction project with a third-party lessor for the development of a manufacturing facility located in Singapore. The agreement includes a long-term

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

lease commitment with a noncancelable 10-year term commencing upon completion of the construction project. At March 31, 2019, the minimum lease commitment under the agreement based on the noncancelable term was $88 million.
Note 7. Segment Information
We are organized on the basis of products and services and have three reportable segments. We conduct business primarily through our QCT (Qualcomm CDMA Technologies) semiconductor business and our QTL (Qualcomm Technology Licensing) licensing business. QCT develops and supplies integrated circuits and system software based on CDMA, OFDMA and other technologies for use in mobile devices, wireless networks, devices used in the Internet of Things (IoT), broadband gateway equipment, consumer electronic devices and automotive telematics and infotainment systems. QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products. Our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments and includes revenues and related costs associated with development contracts with an equity method investee. We also have nonreportable segments, including Qualcomm Government Technologies or QGOV (formerly Qualcomm Cyber Security Solutions) and other wireless technology and service initiatives.
We evaluate the performance of our segments based on earnings (loss) before income taxes (EBT). In fiscal 2018, all of the costs related to pre-commercial research and development of 5G technologies, of which we recorded $115 million and $216 million in the second quarter and first six months of fiscal 2018, respectively, were included in unallocated corporate research and development expenses. Beginning in the first quarter of fiscal 2019, all research and development costs associated with 5G technologies are included in segment results. Additionally, beginning in the first quarter of fiscal 2019, certain research and development costs associated with early research and development that were historically included in our QCT segment are allocated to our QTL segment. The net effect of these changes negatively impacted QTL’s EBT by $119 million and $241 million in the second quarter and first six months of fiscal 2019, respectively. QCT's EBT was positively impacted by $32 million and $44 million in the second quarter and first six months of fiscal 2019, respectively.
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
The table below presents revenues, EBT and total assets for reportable segments (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
Revenues
QCT	$3,722	$3,897	$7,461	$8,548
QTL	1,122	1,219	2,141	2,485
QSI	98	30	125	60
Reconciling items	40	74	97	162
Total	$4,982	$5,220	$9,824	$11,255
EBT
QCT	$542	$608	$1,140	$1,563
QTL	674	809	1,264	1,664
QSI	17	40	25	51
Reconciling items	(427)	(1,140)	(1,063)	(3,020)
Total	$806	$317	$1,366	$258

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2019	September 30, 2018
Assets
QCT	$2,948	$3,041
QTL	2,405	1,472
QSI	1,393	1,279
Reconciling items	27,277	26,926
Total	$34,023	$32,718
Reconciling items for revenues and EBT in the previous table were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
Revenues
Nonreportable segments	$40	$74	$97	$162
	$40	$74	$97	$162
EBT
Unallocated cost of revenues	$(104)	$(111)	$(218)	$(228)
Unallocated research and development expenses	(190)	(271)	(337)	(551)
Unallocated selling, general and administrative expenses	(84)	(258)	(148)	(420)
Unallocated other income (expenses) (Note 2)	18	(310)	(130)	(1,493)
Unallocated interest expense	(159)	(179)	(313)	(348)
Unallocated investment and other income, net	109	82	130	206
Nonreportable segments	(17)	(93)	(47)	(186)
	$(427)	$(1,140)	$(1,063)	$(3,020)
Unallocated acquisition-related expenses were comprised as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
Cost of revenues	$99	$102	$202	$208
Research and development expenses	1	2	2	3
Selling, general and administrative expenses	7	214	14	290
Note 8. Cost Plan
In the second quarter of fiscal 2018, we announced a Cost Plan designed to align our cost structure to our long-term margin targets. As part of this plan, we initiated a series of targeted actions across our businesses with the objective to reduce annual costs by $1 billion, excluding incremental costs resulting from any future acquisition of a business. Actions taken under this plan have been completed and have resulted in us achieving substantially all of this target in fiscal 2019 based on our run rate exiting the second quarter of fiscal 2019, excluding litigation costs that are in excess of the baseline spend.
During the six months ended March 31, 2019, we recorded net restructuring and restructuring-related charges related to our Cost Plan of $204 million in other expenses. This consisted of restructuring-related charges of $156 million, primarily related to asset impairment charges (and included a $45 million net gain from the sale of certain assets related to wireless electric vehicle charging applications and the sale of our mobile health nonreportable segment), and restructuring charges of $48 million, primarily related to severance and consulting costs. Since inception of the Cost Plan, we have incurred a total of $892 million in net restructuring and restructuring-related charges. The remaining restructuring and restructuring-related charges to be incurred related to the plan are expected to be negligible.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The restructuring accrual, a portion of which was included in payroll and other benefits related liabilities with the remainder included in other current liabilities, is expected to be substantially paid within the next 12 months. At March 31, 2019 and September 30, 2018, the restructuring accrual was $25 million and $83 million, respectively.
Note 9. Fair Value Measurements
The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2019 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$4,830	$3,560	$—	$8,390
Marketable securities:
Corporate bonds and notes	—	51	—	51
Auction rate securities	—	—	35	35
Equity securities	145	—	—	145
Total marketable securities	145	51	35	231
Derivative instruments	—	12	—	12
Other investments	398	—	63	461
Total assets measured at fair value	$5,373	$3,623	$98	$9,094
Liabilities
Derivative instruments	$—	$20	$—	$20
Other liabilities	399	—	76	475
Total liabilities measured at fair value	$399	$20	$76	$495
Activity between Levels of the Fair Value Hierarchy. There were no transfers of marketable securities into or out of Level 3 during the six months ended March 31, 2019 and March 25, 2018. Other investments and other liabilities included in Level 3 at March 31, 2019 were comprised of debt instruments issued by private companies and contingent consideration related to business combinations, respectively. There were no transfers of debt instruments or contingent consideration amounts into or out of Level 3 during the six months ended March 31, 2019 and March 25, 2018.
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis. During the six months ended March 31, 2019, certain intangible assets and goodwill were written down to their estimated fair values (Note 8). We also measured certain non-marketable equity securities received as non-cash consideration at fair value on a nonrecurring basis (Note 2). The estimation of fair value required the use of significant unobservable inputs, and as a result, the fair value measurements were classified as Level 3. During the six months ended March 31, 2019 and March 25, 2018, we did not have any other significant assets or liabilities that were measured at fair value on a nonrecurring basis.
Note 10. Marketable Securities
Our marketable securities were comprised as follows (in millions):

	Current		Noncurrent (1)
	March 31, 2019	September 30, 2018	March 31, 2019	September 30, 2018
Available-for-sale debt securities:
Corporate bonds and notes	$51	$144	$—	$—
Auction rate securities	—	—	35	35
Total available-for-sale debt securities	51	144	35	35
Equity securities	144	167	1	—
Total marketable securities	$195	$311	$36	$35
(1) Noncurrent marketable securities were included in other assets.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The contractual maturities of available-for-sale debt securities were as follows (in millions):

March 31, 2019
Years to Maturity
Less than one year	$51
No single maturity date	35
Total	$86
Debt securities with no single maturity date included auction rate securities.
During the three and six months ended March 31, 2019, there were no realized gains or losses on sales of available-for-sale debt securities, and during the three and six months ended March 25, 2018, gross realized gains were $11 million. As of March 31, 2019 and September 30, 2018, unrealized gains and losses on available for sale debt securities were negligible. As of September 30, 2018, available-for-sale securities also included equity securities with a fair value of $167 million, including an unrealized gain of $63 million.
Note 11. Revision of Prior Period Financial Statements
We revised certain prior period financial statements for an immaterial error related to the recognition of certain royalty revenues of our QTL segment (Note 1). A summary of revisions to our previously reported financial statements presented herein for comparative purposes is included below (in millions, except per share data).
Revised Consolidated Balance Sheet.

	As of September 30, 2018
	As reported	Adjustment	As revised
Deferred tax assets (non-current)	$904	$32	$936
Total assets	32,686	32	32,718
Other current liabilities	6,825	153	6,978
Total current liabilities	11,236	153	11,389
Total liabilities	31,758	153	31,911
Retained earnings	663	(121)	542
Total stockholders’ equity	928	(121)	807
Total liabilities and stockholders’ equity	32,686	32	32,718
Revised Consolidated Statements of Operations.

	Three Months Ended March 25, 2018			Six Months Ended March 25, 2018
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Licensing revenues	$1,325	$(41)	$1,284	$2,690	$(74)	$2,616
Total revenues	5,261	(41)	5,220	11,329	(74)	11,255
Operating income	441	(41)	400	471	(74)	397
Income before income taxes	358	(41)	317	332	(74)	258
Income tax benefit (expense)	5	8	13	(5,922)	11	(5,911)
Net income (loss)	363	(33)	330	(5,590)	(63)	(5,653)
Basic earnings (loss) per share	0.25	(0.03)	0.22	(3.78)	(0.04)	(3.82)
Diluted earnings (loss) per share	0.24	(0.02)	0.22	(3.78)	(0.04)	(3.82)

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revised Consolidated Statements of Comprehensive Income (Loss).

	Three Months Ended March 25, 2018			Six Months Ended March 25, 2018
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Net income (loss)	$363	$(33)	$330	$(5,590)	$(63)	$(5,653)
Total comprehensive income (loss)	523	(33)	490	(5,429)	(63)	(5,492)
Revised Consolidated Statement of Cash Flows.
We revised our condensed consolidated statement of cash flows for the six months ended March 25, 2018 for this correction, which had no impact to net cash provided by operating activities in the period.

	Six Months Ended March 25, 2018
	As reported	Reclassification adjustment (1)	Revision adjustment	As revised
Operating Activities:
Net loss	$(5,590)	$—	$(63)	$(5,653)
Income tax provision in excess of (less than) income tax payments	5,477	—	(11)	5,466
Interest expense in excess of interest payments	207	(207)	—	—
Other items, net	46	6	—	52
Other assets	70	(12)	—	58
Payroll, benefits and other liabilities	1,166	213	74	1,453
Net cash provided by operating activities	2,278	—	—	2,278
(1) Certain previously reported amounts have been reclassified to conform to the current year presentation.
Revised Segment Information.
QTL segment results were revised for this correction (Note 7), which resulted in a decrease in QTL revenues and EBT (earnings before income taxes) of $41 million for the three months ended March 25, 2018 and $74 million for the six months ended March 25, 2018.
Note 12. Subsequent Event
On April 16, 2019, we entered into settlement agreements with Apple and its contract manufacturers to dismiss all outstanding litigation between the parties. We also entered into a six-year global patent license agreement with Apple, effective as of April 1, 2019, which includes an option for Apple to extend for two additional years, and a multi-year chipset supply agreement with Apple. While we continue to assess the accounting impacts of the agreements, we currently expect to record revenues from previously satisfied performance obligations in the third quarter of fiscal 2019 resulting from the settlement, consisting of a payment from Apple and the release of our obligations to pay or refund Apple and the contract manufacturers certain customer-related liabilities. Such event is considered a nonrecognized subsequent event.

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
Second Quarter Fiscal 2019 Overview and Other Recent Events
Revenues for the second quarter of fiscal 2019 were $5.0 billion, a decrease of 5% compared to the year ago quarter, with net income of $663 million, an increase of 101% compared to the year ago quarter. Highlights and other events from the second quarter of fiscal 2019 and other recent events included:

•
On April 16, 2019, we entered into settlement agreements with Apple and its contract manufacturers to dismiss all outstanding litigation between the parties. We also entered into a six-year global patent license agreement with Apple, effective as of April 1, 2019, which includes an option for Apple to extend for two additional years, and a multi-year chipset supply agreement with Apple.

•
The transition of wireless networks and devices to 3G/4G (CDMA-single mode, OFDMA-single mode and CDMA/OFDMA multi-mode) continued around the world. 3G/4G connections grew sequentially by approximately 3% to approximately 5.7 billion, which was approximately 73% of total mobile connections at the end of the second quarter of fiscal 2019.(1)

•
We continue to invest significant resources toward advancements primarily in support of 4G- and 5G-based technologies as well as other technologies to extend the demand for our products and generate new or expanded licensing opportunities, including within adjacent industry segments outside traditional cellular industries, such as automotive, the Internet of Things (IoT) and networking.

•	QCT results in the second quarter of fiscal 2019 were negatively impacted by lower modem sales to Apple.

•
We adopted new revenue recognition accounting guidance in the first quarter of fiscal 2019 that requires us to estimate and recognize QTL royalties in the period in which the associated sales occur, resulting in an acceleration of royalty revenues by one quarter compared to the prior method. As a result of estimation, adjustments are recorded in subsequent quarters to reflect changes in estimates as new information becomes available, primarily when actual amounts are reported by licensees. Prior period results have not been restated for the adoption of the new accounting guidance and continue to be reported in accordance with the accounting guidance in effect for those periods.

•
QTL results were negatively impacted by our prior dispute with Apple and its contract manufacturers. Revenues in the second quarter of fiscal 2019 did not include royalties due on sales of Apple or other products by Apple’s contract manufacturers. QTL revenues in the second quarter of fiscal 2019 included $150 million of royalties due under an interim agreement with Huawei. This represents a minimum, non-refundable amount for royalties due for the second quarter of fiscal 2019 by Huawei while negotiations continue. This payment does not reflect the full amount of royalties due under the underlying license agreement.

•
In the second quarter of fiscal 2018, we announced a Cost Plan designed to align our cost structure to our long-term margin targets, under which we initiated a series of targeted actions across our businesses with the objective to reduce annual costs by $1 billion, excluding incremental costs resulting from any future acquisition of a business. Actions taken under this plan have been completed and have resulted in us achieving substantially all of this target in fiscal 2019 based on our run rate exiting the second quarter of fiscal 2019, excluding litigation costs that are in excess of the baseline spend.

(1)	According to GSMA Intelligence estimates as of April 29, 2019 (estimates excluded Wireless Local Loop).
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
We are organized on the basis of products and services and have three reportable segments. We conduct business primarily through our QCT (Qualcomm CDMA Technologies) semiconductor business and our QTL (Qualcomm Technology Licensing) licensing business. QCT develops and supplies integrated circuits and system software based on CDMA, OFDMA and other technologies for use in mobile devices, wireless networks, devices used in IoT, broadband gateway equipment, consumer electronic devices and automotive telematics and infotainment systems. QTL grants licenses to use portions of its intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products. Our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments. We also have nonreportable segments, including Qualcomm Government Technologies or QGOV (formerly Qualcomm Cyber Security Solutions) and other wireless technology and service initiatives.
Our reportable segments are operated by QUALCOMM Incorporated and its direct and indirect subsidiaries. All of our products and services businesses, including QCT, and all of our engineering, research and development functions, are operated by Qualcomm Technologies, Inc. (QTI), a wholly-owned subsidiary of QUALCOMM Incorporated, and QTI’s subsidiaries. QTL is operated by QUALCOMM Incorporated, which owns the vast majority of our patent portfolio. Neither QTI nor any of its subsidiaries has any right, power or authority to grant any licenses or other rights under or to any patents owned by QUALCOMM Incorporated.
Seasonality. Many of our products and/or much of our intellectual property are incorporated into consumer wireless devices, which are subject to seasonality and other fluctuations in demand. As a result, QCT has historically tended to have stronger sales toward the end of the calendar year as manufacturers prepare for major holiday selling seasons and due to the timing of Apple’s device launch in the fall. Similarly, because QTL historically has recognized royalty revenues when royalties are reported by licensees, QTL has tended to record higher royalty revenues in the first calendar quarter when licensees report their sales made in the fourth calendar quarter. These trends did not occur in the first six months of fiscal 2019 due to QCT’s decline in share of modem sales for iPhone products and the lack of QTL royalty revenues recognized related to the sales of Apple’s products resulting from our prior dispute with Apple and its contract manufacturers. These trends may or may not continue in the future. Additionally, QTL’s revenues have been impacted by the adoption of the new revenue recognition guidance in fiscal 2019 pursuant to which we estimate and recognize sales-based royalties in the period in which the associated sales occur, resulting in an acceleration of royalty revenue recognition by one quarter compared to the prior method. The trends for QTL have been, and may be in the future be, impacted by disputes and/or resolutions with licensees.
We have also experienced fluctuations in revenues due to the timing of conversions and expansions of 3G and 4G networks by wireless operators and the timing of launches of flagship wireless devices and consumer demand for wireless devices that incorporate our products and/or intellectual property. These trends may or may not continue in the future, including as a result of 5G network deployments and flagship device launches.
Results of Operations

Revenues (in millions)
	Three Months Ended			Six Months Ended
	March 31, 2019	March 25, 2018	Change	March 31, 2019	March 25, 2018	Change
Equipment and services	$3,753	$3,936	$(183)	$7,506	$8,639	$(1,133)
Licensing	1,229	1,284	(55)	2,318	2,616	(298)
	$4,982	$5,220	$(238)	$9,824	$11,255	$(1,431)
Second quarter 2019 vs. 2018
The decrease in revenues in the second quarter of fiscal 2019 was primarily due to:

-	$227 million in lower equipment and services revenues from our QCT segment

-	$97 million in lower licensing revenues from our QTL segment
First six months 2019 vs. 2018
The decrease in revenues in the first six months of fiscal 2019 was primarily due to:

-	$1.1 billion in lower equipment and services revenues from our QCT segment

-	$344 million in lower licensing revenues from our QTL segment

Costs and Expenses (in millions)
	Three Months Ended			Six Months Ended
	March 31, 2019	March 25, 2018	Change	March 31, 2019	March 25, 2018	Change
Cost of revenues	$2,179	$2,239	$(60)	$4,367	$4,902	$(535)
Gross margin	56%	57%		56%	56%
Second quarter 2019 vs. 2018
Gross margin percentage decreased in the second quarter of fiscal 2019 primarily due to:
-    decrease in QCT gross margin
First six months 2019 vs. 2018
Gross margin percentage remained flat in the first six months of fiscal 2019 primarily due to:
-    decrease in QCT gross margin
+    increase in QSI gross margin

	Three Months Ended			Six Months Ended
	March 31, 2019	March 25, 2018	Change	March 31, 2019	March 25, 2018	Change
Research and development	$1,308	$1,402	$(94)	$2,577	$2,822	$(245)
% of revenues	26%	27%		26%	25%
Second quarter 2019 vs. 2018
The dollar decrease in research and development expenses in the second quarter of fiscal 2019 was primarily due to:

-	$92 million decrease primarily driven by actions under our Cost Plan, partially offset by higher costs related to the development of 5G wireless and integrated circuit technologies
First six months 2019 vs. 2018
The dollar decrease in research and development expenses in the first six months of fiscal 2019 was primarily due to:

-	$244 million decrease primarily driven by actions under our Cost Plan, partially offset by higher costs related to the development of 5G wireless and integrated circuit technologies
In fiscal 2018, all of the costs related to pre-commercial research and development of 5G technologies, of which we recorded $115 million and $216 million in the second quarter and first six months of fiscal 2018, respectively, were included in unallocated corporate research and development expenses. Beginning in the first quarter of fiscal 2019, all research and development costs associated with 5G technologies are included in segment results. Additionally, beginning in the first quarter of fiscal 2019, certain research and development costs associated with early research and development that were historically included in our QCT segment are allocated to our QTL segment. The net effect of these changes negatively impacted QTL’s EBT by $119 million and $241 million in the second quarter and first six months of fiscal 2019, respectively. QCT's EBT was positively impacted by $32 million and $44 million in the second quarter and first six months of fiscal 2019, respectively.

	Three Months Ended			Six Months Ended
	March 31, 2019	March 25, 2018	Change	March 31, 2019	March 25, 2018	Change
Selling, general and administrative	$573	$869	$(296)	$1,100	$1,641	$(541)
% of revenues	12%	17%		11%	15%
Second quarter 2019 vs. 2018
The dollar decrease in selling, general and administrative expenses in the second quarter of fiscal 2019 was primarily due to:

-	$217 million in lower professional fees and costs, primarily driven by Broadcom’s withdrawn takeover proposal in fiscal 2018

-	$24 million in lower sales and marketing expenses

-	$24 million in lower employee-related expenses, primarily driven by actions under our Cost Plan
First six months 2019 vs. 2018
The dollar decrease in selling, general and administrative expenses in the first six months of fiscal 2019 was primarily due to:

-	$285 million in lower professional fees and costs, primarily driven by Broadcom’s withdrawn takeover proposal in fiscal 2018 and our proposed acquisition of NXP Semiconductors N.V. in fiscal 2018

-	$72 million in lower employee-related expenses, primarily driven by actions under our Cost Plan

-	$45 million in bad debt expense recorded in the first quarter of fiscal 2018

-	$45 million in lower sales and marketing expenses
Selling, general and administrative expenses included $126 million and $223 million in the second quarter and first six months of fiscal 2019, respectively, related to litigation costs, a decrease compared to the second quarter and first six months fiscal 2018 of $20 million and $29 million, respectively.

	Three Months Ended			Six Months Ended
	March 31, 2019	March 25, 2018	Change	March 31, 2019	March 25, 2018	Change
Other	$(18)	$310	$(328)	$130	$1,493	$(1,363)
Second quarter 2019
Other income in the second quarter of fiscal 2019 consisted of:

+	$43 million gain due to the partial recovery of a fine imposed in fiscal 2009 resulting from our appeal of the Korea Fair Trade Commission (KFTC) decision

-
$25 million in net charges related to our Cost Plan, which included $70 million in restructuring and restructuring-related charges, partially offset by a $45 million net gain from the sale of certain assets related to wireless electric vehicle charging applications and the sale of our mobile health nonreportable segment

Second quarter 2018
Other expenses in the second quarter of fiscal 2018 consisted of:
+    $310 million in restructuring and restructuring-related charges related to our Cost Plan
First six months 2019
Other expenses in the first six months of fiscal 2019 consisted of:

+
$204 million net charges related to our Cost Plan, which included $249 million in restructuring and restructuring-related charges, partially offset by a $45 million net gain from the sale of certain assets related to wireless electric vehicle charging applications and the sale of our mobile health nonreportable segment

-	$43 million gain due to the partial recovery of a fine imposed in fiscal 2009 resulting from our appeal of the KFTC decision
-    $31 million gain related to a favorable legal settlement

First six months 2018
Other expenses in the first six months of fiscal 2018 consisted of:
+    $1.2 billion charge related to the EC fine
+    $310 million in restructuring and restructuring-related charges related to our Cost Plan

Interest Expense and Investment and Other Income, Net (in millions)
	Three Months Ended			Six Months Ended
	March 31, 2019	March 25, 2018	Change	March 31, 2019	March 25, 2018	Change
Interest expense	$162	$179	$(17)	$317	$350	$(33)

Investment and other income, net
Interest and dividend income	$80	$154	$(74)	$155	$280	$(125)
Net gains (losses) on marketable securities	40	3	37	(33)	13	(46)
Net gains on other investments	6	47	(41)	42	60	(18)
Impairment losses on marketable securities and other investments	(60)	(11)	(49)	(69)	(20)	(49)
Equity in net losses of investees	(36)	(17)	(19)	(58)	(38)	(20)
Net (losses) gains on foreign currency transactions	(1)	(90)	89	5	(93)	98
Net (losses) gains on derivative instruments	(1)	10	(11)	(9)	9	(18)
	$28	$96	$(68)	$33	$211	$(178)
In the fourth quarter of fiscal 2018, we implemented a stock repurchase program to repurchase up to $30 billion of our outstanding common stock. Stock repurchases made under this program have significantly reduced the amount of our cash, cash equivalents and marketable securities, resulting in a decrease to interest and dividend income.

Income Tax Expense (Benefit) (in millions)
	Three Months Ended			Six Months Ended
	March 31, 2019	March 25, 2018	Change	March 31, 2019	March 25, 2018	Change
Income tax expense (benefit)	$143	$(13)	$156	$(365)	$5,911	$(6,276)
Effective tax rate	18%	N/M	N/M	(27%)	N/M	N/M
N/M - Not meaningful

The following table summarizes the primary factors that caused our income tax provision to differ from the expected income tax provision at the U.S. federal statutory rate:

	Three Months Ended		Six Months Ended
	March 31, 2019	March 25, 2018	March 31, 2019	March 25, 2018
Expected income tax provision at federal statutory tax rate	$169	$78	$287	$64
Benefits from establishing new U.S. net deferred tax assets	—	—	(570)	—
Detriments (benefits) from foreign income taxed at other than U.S. rates	8	(107)	12	(100)
Benefits related to the research and development tax credit	(22)	(29)	(46)	(28)
Benefit from foreign-derived intangible income (FDII) deduction	(48)	—	(88)	—
Toll Charge from U.S. tax reform	—	7	—	5,314
Remeasurement of deferred taxes due to changes in statutory tax rate	—	(10)	—	557
Foreign withholding taxes	—	7	—	93
Nondeductible charges related to the KFTC and EC investigations	—	16	—	15
Other	36	25	40	(4)
Income tax expense (benefit)	$143	$(13)	$(365)	$5,911
The 2017 Tax Cuts and Jobs Act (the Tax Legislation) significantly revised the United States corporate income tax by, among other things, lowering the corporate income tax rate to 21% and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (the Toll Charge). The Tax Legislation fundamentally changed the taxation of multinational entities, including a shift from a system of worldwide taxation with deferral to a hybrid territorial system, featuring a participation exemption regime with current taxation of certain foreign income, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion and promote U.S. production. As a fiscal-year taxpayer, certain provisions of the Tax Legislation became effective starting at the beginning of fiscal 2019, including new taxes due on certain foreign income, such as GILTI (global intangible low-taxed income), BEAT (base-erosion and anti-abuse tax) and FDII (foreign-derived intangible income). In response to the Tax Legislation, we implemented certain tax restructuring in fiscal 2018 and 2019. As a result, without considering the effects of the agreements with Apple and its contract manufacturers signed in April 2019, substantially all of our income is in the U.S. and qualifies for preferential treatment as FDII, and the impact of GILTI and BEAT are negligible. Accordingly, our estimated annual effective tax rate for fiscal 2019 reflects the effects of these components of the Tax Legislation. Our federal statutory income tax rate for fiscal 2018 reflected a blended rate of approximately 25%.
As a result of the Tax Legislation, in fiscal 2019, several of our foreign subsidiaries made tax elections to be treated as U.S. branches for federal income tax purposes (commonly referred to as “check-the-box” elections) effective beginning in fiscal 2018 and 2019. We believe that by treating these foreign subsidiaries as U.S. branches for federal income taxes, rather than controlled foreign corporations, we will significantly reduce the risk of being subject to GILTI and BEAT taxes. As a result of making these check-the-box elections in the first quarter of fiscal 2019, we recorded a tax benefit of $570 million due to establishing new U.S. net deferred tax assets resulting from the difference between the GAAP basis and the U.S. federal tax carryover basis of the existing assets and liabilities of those foreign subsidiaries, primarily related to customer incentive liabilities that have not been deducted for tax purposes.
The effective tax rate of 18% for the second quarter of fiscal 2019 was higher than the estimated annual effective tax rate of 6% benefit (which excluded the effects of the agreements with Apple and its contract manufacturers signed in April 2019) primarily due to the tax benefit of $570 million described above, which was recorded discretely in the first quarter.
Unrecognized tax benefits were $228 million and $217 million at March 31, 2019 and September 30, 2018, respectively. We believe that it is reasonably possible that the total amounts of unrecognized tax benefits at March 31, 2019 may increase or decrease in the next 12 months.
The United States Treasury Department has issued proposed regulations on several provisions of the Tax Legislation, including foreign tax credits, FDII, GILTI, BEAT and interest expense deduction limitations, which are expected to be finalized in the next several months. When finalized, these proposed regulations may adversely affect our provision for income taxes, results of operations and/or cash flows.

Segment Results
The following should be read in conjunction with the financial results for the second quarter and first six months of fiscal 2019 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 7. Segment Information.”
QCT Segment

	Three Months Ended			Six Months Ended
(in millions)	March 31, 2019	March 25, 2018	Change	March 31, 2019	March 25, 2018	Change
Revenues
Equipment and services	$3,622	$3,849	$(227)	$7,300	$8,447	$(1,147)
Licensing	100	48	52	161	101	60
Total revenues	$3,722	$3,897	$(175)	$7,461	$8,548	$(1,087)
EBT (1)	$542	$608	$(66)	$1,140	$1,563	$(423)
EBT as a % of revenues	15%	16%	(1%)	15%	18%	(3%)

(1)	Earnings (loss) before taxes.
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
Equipment and services revenues mostly relate to sales of Mobile Station Modem (MSM) and accompanying Radio Frequency (RF), Power Management (PM) and wireless connectivity integrated circuits. Approximately 155 million and 187 million MSM integrated circuits were sold in the second quarter of fiscal 2019 and 2018, respectively, and approximately 341 million and 424 million MSM integrated circuits were sold in the first six months of fiscal 2019 and 2018, respectively.
Second quarter 2019 vs. 2018
The decrease in QCT equipment and services revenues in the second quarter of fiscal 2019 was primarily due to:

-	$424 million in lower MSM and accompanying unit shipments, primarily due to a decline in share at Apple

-	$223 million decrease due to lower average selling prices

+	$453 million due to favorable product mix
QCT EBT as a percentage of revenues decreased in the second quarter of fiscal 2019 primarily due to:

-	decrease in QCT revenues

-	decrease in gross margin percentage, primarily driven by lower average selling prices, partially offset by higher-margin product mix and lower average unit costs

+	decrease in operating expenses, primarily driven by actions under our Cost Plan
First six months 2019 vs. 2018
The decrease in QCT equipment and services revenues in the first six months of fiscal 2019 was primarily due to:

-	$1.12 billion in lower MSM and accompanying unit shipments, primarily due to a decline in share at Apple

-	$454 million decrease due to lower average selling prices

-	$239 million in lower RFFE product revenues, primarily due to a decline in share at Apple

+	$659 million increase due to favorable product mix
QCT EBT as a percentage of revenues decreased in the first six months of fiscal 2019 primarily due to:

-	decrease in QCT revenues

-	decrease in gross margin percentage, primarily driven by lower average selling prices, partially offset by higher-margin product mix and lower average unit costs

+	decrease in operating expenses, primarily driven by actions under our Cost Plan
QCT accounts receivable decreased by 10% in the first six months of fiscal 2019 from $1.36 billion to $1.22 billion, primarily due to an increase in the portion of customer incentive arrangements that are included in accounts receivable and a decrease in revenues, partially offset by the timing of integrated circuit shipments. QCT inventories increased by 3% in the first six months of fiscal 2019 from $1.68 billion to $1.72 billion, primarily due to an increase in the overall quantity of units on hand.
QTL Segment

	Three Months Ended			Six Months Ended
(in millions)	March 31, 2019	March 25, 2018	Change	March 31, 2019	March 25, 2018	Change
Licensing revenues	$1,122	$1,219	$(97)	$2,141	$2,485	$(344)
EBT	$674	$809	$(135)	$1,264	$1,664	$(400)
EBT as a % of revenues	60%	66%	(6%)	59%	67%	(8%)
QTL results in the second quarter and first six months of fiscal 2019 reflected the adoption of the new accounting guidance that requires us to estimate and recognize QTL royalties in the period in which the associated sales occur, resulting in an acceleration of royalty revenues by one quarter as compared to fiscal 2018. Fiscal 2018 results have not been adjusted for the adoption of the new accounting guidance.
QTL results in the first six months of fiscal 2019 and 2018 were negatively impacted by our prior dispute with Apple and its contract manufacturers. Revenues in the first six months of fiscal 2019 and 2018 did not include royalties due on sales of Apple or other products by Apple’s contract manufacturers. In April 2019, we entered into settlement agreements with Apple and its contract manufacturers to dismiss all outstanding litigation between the parties. Further information is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 12. Subsequent Event.”
QTL revenues in the second quarter and first six months of fiscal 2019 included $150 million and $300 million, respectively, of royalties due under an interim agreement with Huawei. These payments represent minimum, non-refundable amounts for royalties due while negotiations continue. These payments do not reflect the full amount of royalties due under the underlying license agreement. We did not record any revenues in the first six months of fiscal 2018 for royalties due on sales of Huawei’s products.
Second quarter 2019 vs. 2018
QTL licensing revenues in the second quarter of fiscal 2019, which primarily related to royalties due on sales made by our licensees in the March 2019 quarter, decreased compared to licensing revenues in the second quarter of fiscal 2018, which primarily related to royalties due on sales made by our licensees in the December 2017 quarter, primarily due to:

-	$216 million in lower estimated revenues per unit compared to revenues per reported unit

-	$122 million decrease in estimated sales of CDMA-based products (including multi-mode products that also implement OFDMA) compared to reported sales of CDMA-based products

+	$150 million under an interim agreement with Huawei

+	$91 million increase in royalty revenues recognized related to devices sold in prior periods
QTL EBT as a percentage of revenues decreased in the second quarter of fiscal 2019 primarily due to:

-	higher research and development costs due to an increase in the amount of research and development expense allocated to QTL in fiscal 2019

-	lower QTL revenues

+	lower selling, general and administrative expenses, primarily from lower litigation costs
First six months 2019 vs. 2018
QTL licensing revenues in the first six months of fiscal 2019, which primarily related to royalties due on sales made by our licensees in the December 2018 and March 2019 quarters, decreased compared to licensing revenues in the first six months of fiscal 2018, which primarily related to royalties due on sales made by our licensees in the September and December 2017 quarters, primarily due to:

-	$404 million in lower estimated revenues per unit compared to revenues per reported unit

-	$285 million decrease in estimated sales of CDMA-based products (including multi-mode products that also implement OFDMA) compared to reported sales of CDMA-based products

+	$300 million under an interim agreement with Huawei

+	$44 million increase in royalty revenues recognized related to devices sold in prior periods

QTL EBT as a percentage of revenues decreased in the first six months of fiscal 2019 primarily due to:

-	higher research and development costs due to an increase in the amount of research and development expense allocated to QTL in fiscal 2019

-	lower QTL revenues

+	lower selling, general and administrative expenses, primarily from lower bad debt expense and lower litigation costs
QTL accounts receivable increased by 63% in the first six months of fiscal 2019 from $1.47 billion to $2.41 billion, primarily due to the adoption of the new accounting guidance.
QSI Segment

	Three Months Ended			Six Months Ended
(in millions)	March 31, 2019	March 25, 2018	Change	March 31, 2019	March 25, 2018	Change
Equipment and services revenues	$98	$30	$68	$125	$60	$65
EBT	17	40	(23)	25	51	(26)
Second quarter 2019 vs. 2018
The decrease in QSI EBT in the second quarter of fiscal 2019 was primarily due to:

-	$49 million increase in impairment losses on investments, primarily related to an equity method investee

-	$36 million decrease in net gains on investments, primarily driven by a decrease in gains on non-marketable equity investments

-	$19 million increase in our share of equity method investee losses

+	$78 million increase resulting from higher revenues and lower costs associated with certain development contracts with an equity method investee
First six months 2019 vs. 2018
The decrease in QSI EBT in the first six months of fiscal 2019 was primarily due to:

-	$52 million increase in impairment losses on investments, primarily related to an equity method investee

-	$37 million decrease in net gains on investments, primarily driven by a decrease in gains on non-marketable equity investments

-	$20 million increase in our share of equity method investee losses

+	$82 million increase resulting from higher revenues and lower costs associated with certain development contracts with an equity method investee
Looking Forward
In the coming years, we expect consumer demand for 3G/4G multi-mode and 4G products and services to decline as new consumer demand for 3G/4G/5G multi-mode and 5G products and services ramp around the world. We expect growth in new device categories and industries, resulting from the expanding adoption of certain technologies that are already commonly used in smartphones by industry segments outside traditional cellular industries, such as automotive, IoT and networking.
As we look forward to the next several months and beyond, we expect our business to be impacted by the following key items:

•
On April 16, 2019, we entered into settlement agreements with Apple and its contract manufacturers to dismiss all outstanding litigation between the parties. We also entered into a six-year global patent license agreement with Apple, effective as of April 1, 2019, which includes an option for Apple to extend for two additional years, and a multi-year chipset supply agreement with Apple. While we continue to assess the accounting impacts of the agreements, we currently expect to record revenues of $4.5 billion to $4.7 billion in the third quarter of fiscal 2019 resulting from the settlement, consisting of a payment from Apple and the release of our obligations to pay or refund Apple and the contract manufacturers certain customer-related liabilities. In addition, we will begin recording royalty revenues in the third quarter of fiscal 2019 for sales made by Apple and its contract manufacturers on or after April 1, 2019. For the remainder of fiscal 2019, we expect operating expenses to increase primarily as a result of higher employee cash incentive program costs as a result of the settlement, partially offset by lower litigation costs. Further, we expect our engineering costs will increase over time to support the multi-year chipset supply agreement.

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

•
In the first quarter of fiscal 2019, we entered into a second interim agreement with Huawei in which Huawei agreed to make three quarterly payments of $150 million (for sales made in consecutive calendar quarters beginning with the quarter ended December 2018) as minimum, non-refundable payments for royalties due for sales of licensed products by Huawei during the relevant quarter while negotiations continue. We recognized $300 million of royalty revenues in the first six months of fiscal 2019 under the second interim agreement. These payments do not reflect the full amount of royalties due under the underlying license agreement. If we do not reach a final agreement with Huawei prior to the conclusion of the second interim agreement, Huawei may not make any other payments or may not make full payments under the underlying license agreement, which may result in significant legal costs, due to exercising the dispute resolution provision in the license agreement, and will negatively impact our future revenues, as well as our financial condition, results of operations and cash flows until the dispute is resolved.

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

•
Decisions by certain companies to utilize our competitors’ integrated circuit products in all or a portion of their devices. For example, we have not been the sole supplier of modems for iPhone products beginning with products that launched in September 2016, as Apple utilizes modems from one of our competitors in a portion of such devices. Apple began solely using one or more of our competitors’ modems, rather than our modems, in its 2018 iPhone release and is expected to do so in its upcoming 2019 iPhone release. As a result, QCT revenues from modem sales for iPhones have declined in the first six months of fiscal 2019. For new chipset models, QCT does not expect to begin recording revenues under our recently announced multi-year chipset agreement with Apple until the second half of fiscal 2020. Apple’s sourcing of integrated circuit products does not impact our licensing revenues since our licensing revenues from Apple products are not dependent upon whether such products include our chipsets;

•
Intense competition, particularly in China, as our competitors expand their product offerings and/or reduce the prices of their products as part of a strategy to attract new and/or retain existing customers;

•	Further lengthening of replacement cycles as smartphone penetration increases and consumer demand is increasingly driven by new product launches and/or innovation cycles;

•	Continued growth of device share by Chinese OEMs in China and in regions outside of China; and

•	Increasing consumer demand for 3G/4G smartphone products in emerging regions driven by availability of lower-tier 3G/4G devices, partially offset by lengthening replacement cycles in China.

•	Current U.S./China trade relations may negatively impact our business, growth prospects and results of operations.

•	We expect the ongoing rollout of 4G services in emerging regions will encourage competition and growth, bringing the benefits of 3G/4G LTE multi-mode to consumers.

•
Initial commercial 5G network deployments and device launches have begun and will continue in calendar 2019 and beyond. We believe that 5G technologies will empower a new era of smartphones and connected devices. We also believe that 5G will drive transformation across industries beyond traditional cellular communications that will create new business models and new services. We believe it is important that we remain a leader in 5G technology development, standardization, intellectual property creation and licensing of 5G technologies, and to be a leading developer and supplier of 5G integrated circuit products and services in order to sustain and grow our business long term.

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
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations, cash provided by our debt programs and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. The following table presents selected financial information related to our liquidity as of March 31, 2019 and September 30, 2018 and for the first six months of fiscal 2019 and 2018 (in millions):

	March 31, 2019	September 30, 2018	$ Change	% Change
Cash, cash equivalents and marketable securities	$10,366	$12,123	$(1,757)	(14%)
Accounts receivable, net	3,638	2,904	734	25%
Inventories	1,725	1,693	32	2%
Short-term debt	998	1,005	(7)	(1%)
Long-term debt	15,405	15,365	40	—%
Noncurrent income taxes payable	1,849	2,312	(463)	(20%)

	Six Months Ended
	March 31, 2019	March 25, 2018	$ Change	% Change
Net cash provided by operating activities	$1,150	$2,278	$(1,128)	(50%)
Net cash (used) provided by investing activities	(261)	1,481	(1,742)	(118%)
Net cash used by financing activities	(2,531)	(874)	(1,657)	190%

The net decrease in cash, cash equivalents and marketable securities was primarily due to $1.5 billion in cash dividends paid, $1.0 billion in payments to repurchase shares of our common stock, $322 million in capital expenditures and $143 million in payments of tax withholdings related to the vesting of share-based awards, partially offset by net cash provided by operating activities. Total cash provided by operating activities decreased primarily due to lower revenues. Total cash provided by operating activities was also negatively impacted by actions taken by Apple and its contract manufacturers who did not report or pay royalties due on sales of Apple products in the first six months of fiscal 2019 and the first six months of fiscal 2018.
Our days sales outstanding, on a consolidated basis, increased to 67 at March 31, 2019, as compared to 49 at September 30, 2018. The increase in accounts receivable and the related days sales outstanding were primarily due to the adoption of the new revenue recognition accounting guidance in the first quarter of fiscal 2019. Inventories remained largely flat in the first six-months of fiscal 2019.
As a result of the agreements signed with Apple and its contract manufacturers in April 2019, we expect our liquidity to be positively impacted by the settlement payment due from Apple, royalties to be paid by Apple for sales made on or after April 1, 2019 and lower litigation costs, partially offset by higher employee cash incentive program costs as a result of the settlement. Further, we expect our engineering costs will increase over time to support the multi-year chipset supply agreement.
Debt. Our Revolving Credit Facility provides for unsecured revolving facility loans, swing line loans and letters of credit in the aggregate amount of up to $5.0 billion, of which $530 million and $4.47 billion will expire in February 2020 and November 2021, respectively. At March 31, 2019, no amounts were outstanding under the Revolving Credit Facility.
We have an unsecured commercial paper program, which provides for the issuance of up to $5.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. At March 31, 2019, we had $1.0 billion of commercial paper outstanding with a weighted-average interest rate of 2.74% and weighted-average remaining days to maturity of 29 days.
In May 2017, we issued an aggregate principal amount of $11.0 billion in nine tranches of unsecured floating- and fixed-rate notes, of which $7.0 billion remains outstanding with maturity dates in 2023 through 2047. Effective interest rates were between 2.70% and 4.47% at March 31, 2019. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes.
In May 2015, we issued an aggregate principal amount of $10.0 billion in eight tranches of unsecured floating- and fixed-rate notes, of which $8.5 billion remains outstanding with maturity dates in 2020 through 2045. Effective interest rates were between 3.09% and 4.73% at March 31, 2019. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes.
We may issue additional debt in the future. The amount and timing of such additional borrowings will be subject to a number of factors, including acquisitions and strategic investments, acceptable interest rates and changes in corporate income tax law, among other factors.
Additional information regarding our outstanding debt at March 31, 2019 is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Debt.”
Income Taxes. Tax Legislation, which was signed into law during the first quarter of fiscal 2018, resulted in a $5.2 billion charge recognized in fiscal 2018 related to the Toll Charge. The first payment was made on January 15, 2019. At March 31, 2019, we estimated remaining future payments of $1.8 billion for the Toll Charge, after application of certain tax credits (including excess tax credits that are expected to be generated in fiscal 2019), which is payable in installments over the next seven years (8% in each of the next four years, 15% in year five, 20% in year six and 25% in year seven).
Additional information regarding our income taxes is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 3. Income Taxes.”
Capital Return Program. In the fourth quarter of fiscal 2018, we announced a stock repurchase program authorizing us to repurchase up to $30 billion of our common stock. In fiscal 2018, we entered into three accelerated share repurchase agreements (ASR Agreements) to repurchase an aggregate of $16.0 billion of our common stock, with 178.4 million shares initially delivered to us under the ASR Agreements and retired. Pursuant to the terms of the ASR Agreements, the final number of shares and the average purchase price will be determined at the end of the applicable purchase periods, which are scheduled to occur in early September 2019 but may occur earlier in certain circumstances. In the first six months of fiscal 2019, we repurchased and retired 16.8 million shares of our common stock for $1.0 billion, before commissions. At March 31, 2019, $7.8 billion remained authorized for repurchase under the stock repurchase program.

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
In the first six months of fiscal 2019, we paid cash dividends totaling $1.5 billion, or $1.24 per share. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders, among other factors.
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

•
Our purchase obligations at March 31, 2019, some of which relate to research and development activities and capital expenditures, totaled $2.9 billion and $637 million for fiscal 2019 and 2020, respectively, and $487 million thereafter.

•
Our research and development expenditures were $2.6 billion in the first six months of fiscal 2019 and $5.6 billion in fiscal 2018, and we expect to continue to invest heavily in research and development for new technologies, applications and services for voice and data communications.

•
Cash outflows for capital expenditures were $322 million in the first six months of fiscal 2019 and $784 million in fiscal 2018. We expect to continue to incur capital expenditures in the future to support our business, including research and development activities.

•
The EC imposed a fine on us, of which $1.1 billion was accrued at March 31, 2019 (based on the exchange rate at March 31, 2019, including related foreign currency gains and accrued interest). In the third quarter of 2018, we provided financial guarantees in lieu of cash payment to satisfy the obligation while we appeal the EU’s decision. The fine is accruing interest at a rate of 1.50% per annum while it is outstanding.

•
Beginning on August 4, 2019, for a period of 60 days, we have the option to acquire (and the minority owner has the option to sell) the minority ownership interest in the RF360 Holdings joint venture for $1.15 billion, and we expect one of such options to be exercised during this period. At March 31, 2019 and September 30, 2018, the accreted value of such amount was included in other current liabilities.

•
We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly, to open new opportunities for our technologies, obtain development resources, grow our patent portfolio or pursue new businesses.

Further, regulatory authorities in certain jurisdictions continue to investigate our business practices and institute proceedings against us, including the lawsuit filed against us by the United States Federal Trade Commission (FTC), which trial took place in January 2019, and other regulatory authorities may do so in the future. Additionally, certain of our direct and indirect customers and licensees, have pursued, and others may in the future pursue, litigation or arbitration against us related to our business. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, revenues, results of operations, financial condition and cash flows. See “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies” and “Risk Factors” in this Quarterly Report.
Contractual Obligations/Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).
Additional information regarding our financial commitments at March 31, 2019 is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 3. Income Taxes,” “Note 5. Debt” and “Note 6. Commitments and Contingencies.”

Critical Accounting Estimates
Revenue Recognition. As a result of the adoption of ASC 606, we revised our critical accounting estimates beginning in fiscal 2019 as follows.
We derive revenues principally from sales of integrated circuit products and licensing of our intellectual property. We grant licenses or otherwise provide rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products. Licensees pay royalties based on their sales of products incorporating or using our licensed intellectual property and may also pay a fixed license fee in one or more installments. Sales-based royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of complete licensed products, net of certain permissible deductions (including transportation, insurance, packing costs and other items). We broadly provide per unit royalty caps that apply to certain categories of complete wireless devices, namely smartphones, tablets and laptops, which in general, effectively provide for a maximum royalty amount per device. We estimate and recognize sales-based royalties on such licensed products in the period in which the associated sales occur, subject to certain constraints on our ability to estimate such royalties. Our estimates of sales-based royalties are based largely on an assessment of the volume of devices supplied into the market that incorporate or use our licensed intellectual property. We estimate sales-based royalties taking into consideration the mix of such sales on a licensee-by-licensee basis, as well as the licensees’ average wholesale prices of such products, and considers all information (historical, current and forecasted) that is reasonably available to us. Our licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter, which is generally the following quarter. As a result of recognizing revenues in the period in which the licensees’ sales occur using estimates, adjustments to revenues are required in subsequent periods to reflect changes in estimates as new information becomes available, primarily resulting from actual amounts reported by our licensees.
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
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements and the impact of those pronouncements on our consolidated financial statements is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 1. Basis of Presentation and Significant Accounting Policies Update.”
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
We have historically been successful during wireless technology transitions. The next generation of wireless technologies is 5G, which we expect will empower a new era of connected devices and will be utilized not only in handsets but in new device types, industries and applications beyond traditional cellular communications. Initial commercial deployments of 5G networks and devices have begun and will continue in 2019 and beyond. We believe it is important that we be a leader in 5G technology development, standardization, intellectual property creation and licensing, and that we develop, commercialize and be a leading supplier of 5G integrated circuit products and services, in order to sustain and grow our business long-term.
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
Our products, services and technologies face significant competition. We expect competition to increase as our current competitors expand their product offerings or reduce the prices of their products as part of a strategy to attract new business and customers, as new opportunities develop, and as new competitors enter the industry. Competition in wireless communications is affected by various factors that include, among others: device manufacturer concentrations; vertical integration; growth in demand, consumption and competition in certain geographic regions; government intervention or support of national industries or competitors; evolving industry standards and business models; evolving methods of transmission of voice and data communications; increasing data traffic and densification of wireless networks; convergence and aggregation of connectivity technologies (including Wi-Fi and LTE) in both devices and access points; consolidation of wireless technologies and infrastructure at the network edge; networking and connectivity trends (including cloud services); use of licensed, shared and unlicensed spectrum; the evolving nature of computing (including demand for always on, always connected capabilities); the speed of technological change (including the transition to smaller geometry process technologies); value-added features that drive selling prices and consumer demand for new 3G/4G and 3G/4G/5G multi-mode devices, as well as 3G, 4G and 5G single-mode devices; turnkey, integrated products that incorporate hardware, software, user interface, applications and reference designs; scalability; and the ability of the system technology to meet customers’ immediate and future network requirements. We anticipate that additional competitors will introduce products as a result of growth opportunities in wireless communications, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in certain segments of the industry.

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
We compete with many different semiconductor companies, ranging from multinational companies with integrated research and development, manufacturing, sales and marketing organizations across a broad spectrum of product lines, to companies that are focused on a single application market segment or standard product, including those that produce products for automotive, IoT and networking applications. Most of these competitors compete with us with respect to some, but not all, of our businesses. Companies that promote standards that are neither CDMA- nor OFDMA-based (e.g., GSM) as well as companies that design integrated circuits based on CDMA, OFDMA, Wi-Fi or their derivatives are generally competitors or potential competitors. Examples (some of which are strategic partners of ours in other areas) include Actions (Zhuhai) Technology Co., LTD, Advanced Micro Devices, Inc., Altair Engineering, Inc., Ambarella, Inc., AMLogic Co., Inc., Broadcom Inc., Cypress Semiconductor Corporation, Fuzhou Rockchip Electronics Co., LTD., HiSilicon Technologies, Intel, Marvell Technology, MediaTek, Murata Manufacturing Co., Ltd., Nvidia, NXP Semiconductors N.V., Qorvo Inc., Renesas Electronics Corporation, Samsung Electronics, Skyworks Solutions Inc., Spreadtrum Communications (which is controlled by Tsinghua Unigroup), STMicroelectronics International N.V., Texas Instruments Incorporated and Quantenna Communications, Inc. Some of these current and potential competitors may have advantages over us that include, among others: motivation by our customers in certain circumstances to use our competitors’ integrated circuit products, to utilize their own internally-developed integrated circuit products or sell such products to others, including by bundling with other products, or to choose alternative technologies; lower cost structures or a willingness and ability to accept lower prices and lower or negative margins for their products, particularly in China; foreign government support of other technologies or competitors or original equipment manufacturers (OEMs) that sell devices that do not contain our chipsets; better known brand names; ownership and control of manufacturing facilities and greater expertise in manufacturing processes; more extensive relationships with local distribution companies and OEMs in certain geographic regions (such as China); more experience in adjacent industry segments outside traditional cellular industries (such as automotive, IoT and computing); and a more established presence in certain regions.
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
In addition, certain of our largest integrated circuit customers develop their own integrated circuit products, which they have in the past chosen to utilize in certain of their devices and may in the future choose to utilize in certain (or all) of their devices, rather than our products (and may sell their integrated circuit products to third parties in competition with us). Also, Apple, which has historically been one of our largest customers, now utilizes products of one of our competitors in many of their devices rather than our products, is solely utilizing one or more of our competitor’s products in its most recent smartphone launch and may continue to use our competitors’ products, and may develop and utilize their own modem products, rather than our products in their future devices.
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
Further, to the extent Apple purchases our modem products, it purchases our Mobile Data Modem (MDM) products, which do not include our integrated application processor technology, and which have lower revenue and margin contributions than our combined modem and application processor products. To the extent Apple takes device share from our customers who purchase our integrated modem and application processor products, our revenues and margins may be negatively impacted.
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
We are currently subject to various litigation and governmental investigations and proceedings, including the lawsuit filed against us by the United States Federal Trade Commission (FTC), which trial took place in January 2019, some of which have arisen and may continue to arise out of the strategies described above. Certain legal matters are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.” Additionally, certain of our direct and indirect customers and licensees have pursued, and others may in the future pursue, litigation or arbitration against us related to our business. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, revenues, results of operations, financial condition and cash flows. Depending on the type of matter, various remedies that could result from an unfavorable resolution include, among others, the loss of our ability to enforce one or more of our patents; injunctions; monetary damages or fines or other orders to pay money; the issuance of orders to cease certain conduct or modify our business practices, such as requiring us to reduce our royalty rates, reduce the base on which our royalties are calculated, grant patent licenses to chipset manufacturers, or modify or renegotiate some or all of our existing license agreements; and determinations that some or all of our license agreements are invalid or unenforceable. If some or all of our license agreements are declared invalid or unenforceable and we are required to renegotiate these license agreements, or if as part of a settlement we agree to renegotiate certain of our license agreements, we may not receive, or may not be able to recognize, any licensing or royalty revenues on the impacted license agreements unless and until we enter into new license agreements; and even licensees whose license agreements are not impacted may demand to renegotiate their agreements or invoke the dispute resolution provision in their agreements, and we may not be able to recognize some or any licensing or royalty revenues on such agreements. The renegotiation of new license agreements could lead to arbitration or litigation to resolve the licensing terms (which could be less favorable to us than existing terms), each of which could take several months or possibly years. Licensees may underreport, underpay, not report or not pay royalties owed to us pending the conclusion of such negotiations, arbitration or litigation. In addition to these issues concerning future licensing and royalty revenues, we may be sued for alleged overpayments of past royalties paid to us, including private antitrust actions seeking treble damages under U.S. antitrust laws. Such events could result in a materially negative impact on our financial condition, in which case we would have to significantly cut costs and other uses of cash, including in research and development, significantly impairing our ability to maintain product and technology leadership and invest in next generation technologies such as 5G. Further, depending on the breadth and severity of the circumstances above, we may have to reduce or eliminate our capital return programs, and our ability to timely pay our indebtedness may be impacted. If these events occur, our financial outlook and stock price would decline, possibly significantly. Further, a governmental body in a particular country or region may assert, and may be successful in imposing, remedies with effects that extend beyond the borders of that country or region. These activities have required, and we expect that they will continue to require, the investment of significant management time and attention and have resulted, and we expect that they will continue to result, in increased legal costs until the respective matters are resolved.
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
We are currently subject to various governmental investigations and proceedings, particularly with respect to our licensing business, including the lawsuit filed against us by the United States Federal Trade Commission (FTC), which trial took place in January 2019, and certain such matters are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.” Key allegations in those matters include, among others, that we do not license our cellular standard-essential patents separately from our other patents, that we violate FRAND licensing commitments by refusing to grant licenses to chipset makers, that our royalty rates are too high, that the base on which our royalties are calculated should be something less than the wholesale (i.e., licensee’s) selling price of the applicable device (minus certain permitted deductions), that we unlawfully require customers to execute a patent license before we sell them cellular modem chipsets, that we have entered into exclusive agreements with chipset customers that foreclose competition, and that we violate antitrust laws, engage in anticompetitive conduct and unfair methods of competition. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, revenues, results of operations, financial condition and cash flows. Depending on the type of matter, various remedies that could result from an unfavorable resolution include, among others, the loss of our ability to enforce one or more of our patents; injunctions; monetary damages or fines or other orders to pay money; the issuance of orders to cease certain conduct or modify our business practices, such as requiring us to reduce our royalty rates, reduce the base on which our royalties are calculated, grant patent licenses to chipset manufacturers, or modify or renegotiate some or all of our existing license agreements; and determinations that some or all of our license agreements are invalid or unenforceable. If some or all of our license agreements are declared invalid or unenforceable and we are required to renegotiate these license agreements, or if as part of a settlement we agree to renegotiate certain of our license agreements, we may not receive, or may not be able to recognize, any licensing or royalty revenues on the impacted license agreements unless and until we enter into new license agreements; and even licensees whose license agreements are not impacted may demand to renegotiate their agreements or invoke the dispute resolution provision in their agreements, and we may not be able to recognize some or any licensing or royalty revenues on such agreements. The renegotiation of new license agreements could lead to arbitration or litigation to resolve the licensing terms (which could be less favorable to us than existing terms), each of which could take several months or possibly years. Licensees may underreport, underpay, not report or not pay royalties owed to us pending the conclusion of such negotiations, arbitration or litigation. In addition to these issues concerning future licensing and royalty revenues, we may be sued for alleged overpayments of past royalties paid to us, including private antitrust actions seeking treble damages under U.S. antitrust laws. Such events could result in a materially negative impact on our financial condition, in which case we would have to significantly cut costs and other uses of cash, including in research and development, significantly impairing our ability to maintain product and technology leadership and invest in next generation technologies such as 5G. Further, depending on the breadth and severity of the circumstances above, we may have to reduce or eliminate our capital return programs, and our ability to timely pay our indebtedness may be impacted. If these events occur, our financial outlook and stock price would decline, possibly significantly. Further, a governmental body in a particular country or region may assert, and may be successful in imposing, remedies with effects that extend beyond the borders of that country or region. These activities have required, and we expect that they will continue to require, the investment of significant management time and attention and have resulted, and we expect that they will continue to result, in increased legal costs until the respective matters are resolved.

Changes in our patent licensing practices, whether due to governmental investigations, private legal proceedings challenging those practices or otherwise, could adversely impact our business and results of operations.
We are currently subject to various governmental investigations and proceedings and private legal proceedings challenging our patent licensing and chipset sales practices, including the lawsuit filed against us by the United States Federal Trade Commission (FTC),which trial took place in January 2019, as described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.” Key allegations in those matters include, among others, that we do not license our cellular standard-essential patents separately from our other patents, that we violate FRAND licensing commitments by refusing to grant licenses to chipset makers, that our royalty rates are too high, that the base on which our royalties are calculated should be something less than the wholesale (i.e., licensee’s) selling price of the applicable device (minus certain permitted deductions), that we unlawfully require customers to execute a patent license before we sell them cellular modem chipsets, that we have entered into exclusive agreements with chipset customers that foreclose competition, and that we violate antitrust laws, engage in anticompetitive conduct and unfair methods of competition. We believe that one intent of these investigations and legal proceedings is to reduce the amount of royalties that licensees are required to pay to us for their use of our intellectual property.
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
Additionally, supply of and costs of raw materials may be negatively impacted by trade protection policies such as tariffs, or escalating trade tensions, particularly with countries in Asia. While we have established alternate suppliers for certain technologies, we rely on sole- or limited-source suppliers for certain products, subjecting us to significant risks, including: possible shortages of raw materials or manufacturing capacity; poor product performance; and reduced control over delivery schedules, manufacturing capability and yields, quality assurance, quantity and costs. To the extent we have established alternate suppliers, these suppliers may require significant levels of support to bring complex technologies to production. As a result, we may invest a significant amount of effort and resources and incur higher costs to support and maintain such alternate suppliers. Further, any future consolidation of foundry suppliers could increase our vulnerability to sole- or limited-source arrangements and reduce our suppliers’ willingness to negotiate pricing, which could negatively impact our ability to achieve cost reductions and could increase our manufacturing costs. Our arrangements with our suppliers may obligate us to incur costs to manufacture and test our products that do not decrease at the same rate as decreases in pricing to our customers. Our ability, and that of our suppliers, to develop or maintain leading process technologies, including transitions to smaller geometry process technologies, and to effectively compete with the manufacturing processes and performance of our competitors, could impact our ability to introduce new products and meet customer demand, could increase our costs (possibly decreasing our margins) and could subject us to the risk of excess inventories. Any of the above could negatively impact our business, our results of operations and cash flows.
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

In addition, we may not receive reasonable pricing, manufacturing or delivery terms from our suppliers. We cannot guarantee that the actions of our suppliers will not cause disruptions in our operations that could harm our ability to meet our delivery obligations to our customers or increase our cost of sales. To the extent we are unable to obtain adequate supply, we may be obligated to make payment to our customers for such shortfalls.
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
We engage in strategic acquisitions and other transactions, including joint ventures, and make investments, which we believe are important to the future of our business, with the goal of maximizing stockholder value. We acquire businesses and other assets, including patents, technology, wireless spectrum and other intangible assets, enter into joint ventures or other strategic transactions and purchase minority equity interests in or make loans to companies that may be private and early-

stage. Our strategic activities are generally focused on opening or expanding opportunities for our products and technologies and supporting the design and introduction of new products and services (or enhancing existing products or services) for voice and data communications and new industry segments. Recent material transactions include our RF360 Holdings joint venture with TDK Corporation. Many of our strategic activities entail a high degree of risk and require the use of significant amounts of capital, and investments may not become liquid for several years after the date of the investment, if at all. Our strategic activities may not generate financial returns or result in increased adoption or continued use of our technologies, products or services. We may underestimate the costs or overestimate the benefits, including product, revenue, cost and other synergies and growth opportunities that we expect to realize, and we may not achieve those benefits. In some cases, we may be required to consolidate or record our share of the earnings or losses of companies in which we have acquired ownership interests. In addition, we may record impairment charges related to our strategic activities. Any losses or impairment charges that we incur related to strategic activities will have a negative impact on our financial condition and results of operations, and we may continue to incur new or additional losses related to strategic assets or investments that we have not fully impaired or exited.
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
In fiscal 2018, we terminated our proposed acquisition of NXP because the acquisition had not been approved by the State Administration for Market Regulation (SAMR) in China by the date specified in the acquisition agreement. As a result, we will not realize the anticipated benefits of that acquisition. In addition, future acquisitions may now be more difficult, complex or expensive to the extent that our reputation for our ability to consummate acquisitions has been harmed. Further, if U.S./China trade relations remain strained, our ability to consummate any transaction that would require approval from SAMR may be severely impacted.
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
Government policies, particularly in China, that regulate the amount and timing of funds that may flow out of a country have impacted and may continue to impact the timing of our receipt of payments from our customers and licensees in such country, which may negatively impact our cash flows.

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
Regulations in the United States require that we determine whether certain materials used in our products, referred to as conflict minerals, originated in the Democratic Republic of the Congo or an adjoining country (collectively, the Covered Countries), or were from recycled or scrap sources. Other countries and regions are imposing similar regulations, which may require us to undertake additional verification and reporting, including regarding countries in addition to the Covered Countries and minerals in addition to conflict minerals. The verification and reporting requirements, in addition to customer demands for conflict free sourcing, impose additional costs on us and on our suppliers and may limit the sources or increase the prices of materials used in our products. Further, if we are unable to determine that the conflict minerals used in our products do not directly or indirectly finance or benefit armed groups in the Covered Countries, we may face challenges with our customers that place us at a competitive disadvantage, and our reputation may be harmed. Similarly, other laws and regulations have been adopted or proposed that require additional transparency regarding the employment practices of our suppliers, and any failure to maintain responsible sourcing practices could also adversely affect our relationships with customers and our reputation.
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

Our stock price and earnings have fluctuated in the past and are likely to fluctuate in the future. Factors that may have a significant impact on the market price of our stock and earnings include those identified throughout this Risk Factors section; volatility of the stock market in general and technology-based companies in particular; announcements concerning us, our suppliers, our competitors or our customers or licensees; and variations between our actual financial results or guidance and expectations of securities analysts or investors, among others. Further, increased volatility in the financial markets and overall economic conditions may reduce the amounts that we realize in the future on our cash equivalents and marketable securities and may reduce our earnings as a result of any reductions in the fair values of marketable securities.
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
Our variable rate indebtedness may use LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted but could include an increase in the cost of our variable rate indebtedness.
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
In addition, employees and former employees, in particular former employees who become employees of our competitors, customers or licensees, may misappropriate, use, publish or provide to our competitors, customers or licensees our intellectual property or proprietary or confidential business information. This risk is exacerbated as competitors for talent, particularly engineering talent, increasingly attempt to hire our employees. See the Risk Factor entitled “We may not be able to attract and retain qualified employees.” Similarly, we provide access to certain of our intellectual property or proprietary or confidential business information to our direct and indirect customers and licensees, who may wrongfully use such intellectual property or information or wrongfully disclose such intellectual property or information to third parties, including our competitors.
Potential tax liabilities could adversely affect our results of operations.
We are subject to income taxes in the United States and numerous foreign jurisdictions, including Singapore where our QCT segment’s non-U.S. headquarters is located. Significant judgment is required in determining our provision for income taxes. We regularly are subject to examination of our tax returns and reports by taxing authorities in the United States federal jurisdiction and various state and foreign jurisdictions, most notably in countries where we earn a routine return and the tax authorities believe substantial value-add activities are performed. Our current examinations are at various stages with respect to assessments, claims, deficiencies and refunds. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts give rise to a revision become known. Although we believe that our tax estimates are reasonable, the final determination of tax audits and any related legal proceedings could materially differ from amounts reflected in our historical income tax provisions and accruals. In such case, our income tax provision, results of operations and cash flows in the period or periods in which that determination is made could be negatively affected.
The United States Treasury Department has issued proposed regulations on several provisions of the Tax Legislation, including foreign tax credits, FDII, GILTI, BEAT and interest expense deduction limitations, which are expected to be finalized in the next several months. When finalized, these proposed regulations may adversely affect our provision for income taxes, results of operations and/or cash flows.
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
Tax rules may change in a manner that adversely affects our future reported results of operations or the way we conduct our business. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (BEPS) project that was undertaken by the Organization for Economic Co-operation and Development (OECD). The OECD, which represents a coalition of member countries, recommended changes to numerous long-standing tax principles related to transfer pricing. These changes, as adopted by countries, may increase tax uncertainty and may adversely affect our provision for income taxes, results of operations and cash flows. Partially to address BEPS, we moved certain IP from Singapore to the United States. As a result, if tax rates were to increase in the United States, our results of operations, cash flows and financial condition could be adversely affected.
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
Our future success depends largely upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to identify, attract, retain and motivate them, which may become increasingly difficult in an environment of cost reductions. Implementing our business strategy requires specialized engineering and other talent, as our revenues are highly dependent on technological and product innovations. The market for employees in our industry is extremely competitive, and competitors for talent, particularly engineering talent, increasingly attempt to hire, and to varying degrees have been successful in hiring, our employees, including by establishing local offices in San Diego. Further, existing immigration laws make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the United States, making the pool of available talent even smaller. If we are unable to attract and retain qualified employees, our business may be harmed.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2018 Annual Report on Form 10-K. At March 31, 2019, there have been no material changes to the financial market risks described at September 30, 2018. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting in the second quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
We have provided updated Risk Factors in the section labeled “Risk Factors” in “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other than the elimination of the Risk Factor entitled “If we are unsuccessful in executing our cost plan, our business and results of operations may be adversely affected,” we do not believe those updates have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 26, 2018, we announced a new repurchase program authorizing us to repurchase up to $30 billion of our common stock. We did not repurchase any of our shares in the second quarter of fiscal 2019. At March 31, 2019, $7.8 billion remained authorized for repurchase. The stock repurchase program has no expiration date.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (1)	8-K	000-19528/ 161339867	1/13/2016	2.1
2.2	Amendment #1, dated December 20, 2016, to Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (1)	10-Q	000-19528/ 17546539	1/25/2017	2.3
2.3	Amendment #2, dated January 19, 2017, to Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (1)	10-Q	000-19528/ 17546539	1/25/2017	2.4
2.4	Amendment #3, dated February 3, 2017, to Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (1)	10-Q	000-19528/ 17770305	4/19/2017	2.6
3.1	Amended and Restated Certificate of Incorporation	8-K	000-19528/ 18766678	4/20/2018	3.1
3.2	Amended and Restated Bylaws	8-K	000-19528/ 18957073	7/17/2018	3.1
4.1	Indenture, dated May 20, 2015, between the Company and U.S. Bank National Association, as trustee.	8-K	000-19528/ 15880967	5/21/2015	4.1
4.2	Officers’ Certificate, dated May 20, 2015, for the Floating Rate Notes due 2018, the Floating Rate Notes due 2020, the 1.400% Notes due 2018, the 2.250% Notes due 2020, the 3.000% Notes due 2022, the 3.450% Notes due 2025, the 4.650% Notes due 2035 and the 4.800% Notes due 2045.	8-K	000-19528/ 15880967	5/21/2015	4.2
4.3	Form of Floating Rate Notes due 2020.	8-K	000-19528/ 15880967	5/21/2015	4.4
4.4	Form of 2.250% Notes due 2020.	8-K	000-19528/ 15880967	5/21/2015	4.6
4.5	Form of 3.000% Notes due 2022.	8-K	000-19528/ 15880967	5/21/2015	4.7
4.6	Form of 3.450% Notes due 2025.	8-K	000-19528/ 15880967	5/21/2015	4.8
4.7	Form of 4.650% Notes due 2035.	8-K	000-19528/ 15880967	5/21/2015	4.9
4.8	Form of 4.800% Notes due 2045.	8-K	000-19528/ 15880967	5/21/2015	4.10
4.9	Officers’ Certificate, dated May 26, 2017, for the Floating Rate Notes due 2019, the Floating Rate Notes due 2020, the Floating Rate Notes due 2023, the 1.850% Notes due 2019, the 2.100% Notes due 2020, the 2.600% Notes due 2023, the 2.900% Notes due 2024, the 3.250% Notes due 2027 and the 4.300% Notes due 2047.	8-K	000-19528/ 17882336	5/31/2017	4.2
4.10	Form of Floating Rate Notes due 2023.	8-K	000-19528/ 17882336	5/31/2017	4.5
4.11	Form of 2.600% Notes due 2023.	8-K	000-19528/ 17882336	5/31/2017	4.8
4.12	Form of 2.900% Notes due 2024.	8-K	000-19528/ 17882336	5/31/2017	4.9
4.13	Form of 3.250% Notes due 2027.	8-K	000-19528/ 17882336	5/31/2017	4.10

Exhibit Number	Exhibit Description	Form	File No./ Film No.	Date of First Filing	Exhibit Number	Filed Herewith
4.14	Form of 4.300% Notes due 2047.	8-K	000-19528/ 17882336	5/31/2017	4.11
10.7	QUALCOMM Incorporated Non-Qualified Deferred Compensation Plan, as amended and restated effective February 13, 2019. (2)					X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steve Mollenkopf.					X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David Wise.					X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Steve Mollenkopf.					X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for David Wise.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.					X
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

QUALCOMM Incorporated
/s/ David Wise
David Wise
Senior Vice President, Treasurer and Interim Chief Financial Officer

Dated: May 1, 2019