Form 10-Q
period 2019-06-30
QUALCOMM INC/DE
filed 2019-07-31
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                      .
Commission File Number 0-19528
QUALCOMM Incorporated
(Exact name of registrant as specified in its charter)

Delaware			95-3685934
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

5775 Morehouse Dr.,	San Diego,	California	92121-1714
(Address of Principal Executive Offices)			(Zip Code)
(858) 587-1121
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	QCOM	Nasdaq Stock Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on July 29, 2019, was as follows:

Class	Number of Shares
Common Stock, $0.0001 per share par value	1,215,657,726

QUALCOMM Incorporated
Form 10-Q
For the Quarter Ended June 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	June 30, 2019	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$13,923	$11,777
Marketable securities	435	311
Accounts receivable, net	2,390	2,904
Inventories	1,774	1,693
Other current assets	682	699
Total current assets	19,204	17,384
Deferred tax assets	1,172	936
Property, plant and equipment, net	3,037	2,975
Goodwill	6,308	6,498
Other intangible assets, net	2,350	2,955
Other assets	2,062	1,970
Total assets	$34,133	$32,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,587	$1,825
Payroll and other benefits related liabilities	1,014	1,081
Unearned revenues	527	500
Short-term debt	3,000	1,005
Other current liabilities	4,725	6,978
Total current liabilities	10,853	11,389
Unearned revenues	1,251	1,620
Income taxes payable	2,114	2,312
Long-term debt	13,426	15,365
Other liabilities	1,026	1,225
Total liabilities	28,670	31,911

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,218 and 1,219 shares issued and outstanding, respectively	581	—
Retained earnings	4,687	542
Accumulated other comprehensive income	195	265
Total stockholders’ equity	5,463	807
Total liabilities and stockholders’ equity	$34,133	$32,718

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
Revenues:
Equipment and services	$3,531	$4,110	$11,037	$12,750
Licensing	6,104	1,467	8,422	4,083
Total revenues	9,635	5,577	19,459	16,833
Costs and expenses:
Cost of revenues	2,114	2,491	6,481	7,394
Research and development	1,380	1,416	3,957	4,237
Selling, general and administrative	547	655	1,646	2,297
Other	277	112	408	1,605
Total costs and expenses	4,318	4,674	12,492	15,533
Operating income	5,317	903	6,967	1,300
Interest expense	(160)	(212)	(477)	(561)
Investment and other income, net	344	243	377	454
Income before income taxes	5,501	934	6,867	1,193
Income tax (expense) benefit	(3,352)	268	(2,987)	(5,644)
Net income (loss)	$2,149	$1,202	$3,880	$(4,451)

Basic earnings (loss) per share	$1.77	$0.81	$3.20	$(3.01)
Diluted earnings (loss) per share	$1.75	$0.81	$3.17	$(3.01)
Shares used in per share calculations:
Basic	1,217	1,478	1,214	1,479
Diluted	1,231	1,487	1,224	1,479

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
Net income (loss)	$2,149	$1,202	$3,880	$(4,451)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation gains (losses)	14	(237)	(27)	(64)
Reclassification of foreign currency translation losses included in net income (loss)	—	—	1	—
Reclassification of net other-than-temporary losses on available-for-sale securities included in net income (loss)	—	—	—	1
Net unrealized gains (losses) on other available-for-sale securities	—	3	(6)	2
Reclassification of net realized losses (gains) on available-for-sale securities included in net income (loss)	—	2	(1)	(7)
Net unrealized gains (losses) on derivative instruments	6	3	23	(3)
Reclassification of net realized (gains) losses on derivative instruments included in net income (loss)	(2)	7	(4)	10
Other gains (losses)	4	—	(5)	—
Total other comprehensive income (loss)	22	(222)	(19)	(61)
Comprehensive income (loss)	$2,171	$980	$3,861	$(4,512)

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	June 30, 2019	June 24, 2018
Operating Activities:
Net income (loss)	$3,880	$(4,451)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,051	1,165
Income tax provision in excess of income tax payments	2,206	4,958
Non-cash portion of share-based compensation expense	698	659
Net gains on marketable securities and other investments	(340)	(101)
Indefinite and long-lived asset impairment charges	203	96
Impairment losses on marketable securities and other investments	111	40
Other items, net	(207)	(46)
Changes in assets and liabilities:
Accounts receivable, net	1,451	470
Inventories	(95)	245
Other assets	15	72
Trade accounts payable	(267)	(296)
Payroll, benefits and other liabilities	(2,534)	1,698
Unearned revenues	(113)	(178)
Net cash provided by operating activities	6,059	4,331
Investing Activities:
Capital expenditures	(570)	(625)
Purchases of debt and equity marketable securities	—	(5,835)
Proceeds from sales and maturities of debt and equity marketable securities	124	9,105
Acquisitions and other investments, net of cash acquired	(185)	(192)
Proceeds from other investments	45	207
Other items, net	117	(45)
Net cash (used) provided by investing activities	(469)	2,615
Financing Activities:
Proceeds from short-term debt	4,808	9,385
Repayment of short-term debt	(4,813)	(7,198)
Repayment of long-term debt	—	(1,571)
Proceeds from issuance of common stock	264	387
Repurchases and retirements of common stock	(1,088)	(1,425)
Dividends paid	(2,257)	(2,600)
Payments of tax withholdings related to vesting of share-based awards	(225)	(273)
Payment of purchase consideration related to RF360 joint venture	(44)	(157)
Other items, net	(91)	(54)
Net cash used by financing activities	(3,446)	(3,506)
Effect of exchange rate changes on cash and cash equivalents	2	(19)
Net increase in total cash and cash equivalents	2,146	3,421
Total cash and cash equivalents at beginning of period	11,777	37,029
Total cash and cash equivalents at end of period	$13,923	$40,450

Reconciliation to the condensed consolidated balance sheets
Cash and cash equivalents	$13,923	$35,619
Restricted cash and restricted cash equivalents included in other assets	—	4,831
Total cash and cash equivalents at end of period	$13,923	$40,450
See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
Total stockholders’ equity, beginning balance	$3,866	$23,735	$807	$30,725

Common stock and paid-in capital:
Balance at beginning of period	384	495	—	274
Common stock issued under employee benefit plans and the related tax benefits	85	50	262	393
Repurchases and retirements of common stock	(69)	(668)	(205)	(1,093)
Share-based compensation	263	200	749	699
Tax withholdings related to vesting of share-based payments	(82)	(77)	(225)	(273)
Balance at end of period	581	—	581	—

Retained earnings:
Balance at beginning of period	3,309	22,695	542	30,067
Cumulative effect of accounting changes (Note 1)	—	—	3,455	—
Net income (loss)	2,149	1,202	3,880	(4,451)
Repurchases and retirements of common stock	—	(332)	(883)	(332)
Dividends	(771)	(921)	(2,307)	(2,640)
Balance at end of period	4,687	22,644	4,687	22,644

Accumulated other comprehensive income:
Balance at beginning of period	173	545	265	384
Cumulative effect of accounting changes (Note 1)	—	—	(51)	—
Other comprehensive income (loss)	22	(222)	(19)	(61)
Balance at end of period	195	323	195	323

Total stockholders’ equity, ending balance	$5,463	$22,967	$5,463	$22,967

Dividends per share announced	$0.62	$0.62	$1.86	$1.76

See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies Update
Financial Statement Preparation. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three-month and nine-month periods ended June 30, 2019 and June 24, 2018 included 13 weeks and 39 weeks, respectively.
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
Revision of Prior Period Financial Statements. As previously disclosed, in connection with the preparation of our condensed consolidated financial statements for the three months ended December 30, 2018, we identified an immaterial error related to the recognition of certain royalty revenues of our QTL (Qualcomm Technology Licensing) segment in the quarterly and annual periods in fiscal 2018 and third and fourth quarters and annual period in fiscal 2017. In accordance with SAB No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we evaluated the error and determined that the related impact was not material to our financial statements for any prior annual or interim period, but that correcting the cumulative impact of the error would be significant to our results of operations for the three months ended December 30, 2018. Accordingly, we have revised previously reported financial information for such immaterial error, as previously disclosed in our Quarterly Report on Form 10-Q for the first and second quarters of fiscal 2019. A summary of revisions to certain previously reported financial information presented herein for comparative purposes is included in Note 11. We will also correct previously reported financial information for such immaterial error in our future filings, as applicable.
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

	Three Months Ended		Nine Months Ended
	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
Dilutive common share equivalents included in diluted shares	13.9	9.0	9.3	—
Shares of common stock equivalents not included because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period	0.7	0.6	9.9	43.2

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Share-Based Compensation. Total share-based compensation expense, related to all of our share-based awards, was comprised as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
Cost of revenues	$8	$9	$23	$30
Research and development	164	140	479	447
Selling, general and administrative	74	40	196	182
Share-based compensation expense before income taxes	246	189	698	659
Related income tax benefit	(48)	(34)	(127)	(111)
	$198	$155	$571	$548

At June 30, 2019, total unrecognized compensation expense related to nonvested restricted stock units granted prior to that date was $1.2 billion, which is expected to be recognized over a weighted-average period of 2.1 years. At June 30, 2019, we had outstanding 26.9 million restricted stock units and 1.1 million stock options that contain only a service requirement.
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
Adoption of this new accounting guidance most significantly impacts the timing of sales-based royalty revenues, which are the vast majority of our QTL segment’s revenues. Prior to adoption, we recognized sales-based royalties as revenues in the period in which such royalties were reported by licensees, which was after the conclusion of the quarter in which the licensees’ sales occurred and when all other revenue recognition criteria had been met. Under the new accounting guidance, we estimate and recognize sales-based royalties in the period in which the associated sales occur, subject to certain constraints on our ability to estimate such amounts, resulting in an acceleration of revenue recognition compared to the historical method under ASC 605. Since we do not invoice for sales-based royalties estimated and recognized in any given quarter until after the conclusion of that quarter (which is generally the following quarter when such royalties are reported by licensees), revenues recognized from sales-based royalties results in unbilled receivables (included in accounts receivable, net on the consolidated balance sheet). The adoption of ASC 606 did not otherwise have a material impact.
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
The following tables summarize the impacts of adopting the new revenue accounting guidance on our condensed consolidated balance sheet and statements of operations (in millions):

	As of June 30, 2019
Balance Sheet	As Reported ASC 606	Adjustment	ASC 605
Assets
Accounts receivable, net	$2,390	$(1,070)	$1,320
Other current assets	682	(32)	650
Deferred tax assets	1,172	106	1,278
Other assets	2,062	(1)	2,061

Liabilities
Unearned revenues, current	$527	$(41)	$486
Other current liabilities	4,725	(31)	4,694
Unearned revenues	1,251	138	1,389

Stockholders’ equity
Retained earnings	$4,687	$(1,063)	$3,624

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2019			Nine Months Ended June 30, 2019
Statements of Operations	As Reported ASC 606	Adjustment	ASC 605	As Reported ASC 606	Adjustment	ASC 605
Revenues
Equipment and services	$3,531	$(10)	$3,521	$11,037	$(80)	$10,957
Licensing	6,104	(239)	5,865	8,422	(196)	8,226
Investment and other income, net	344	(1)	343	377	—	377
Income tax (expense) benefit	(3,352)	49	(3,303)	(2,987)	53	(2,934)
Net income	2,149	(201)	1,948	3,880	(223)	3,657

Adoption of the new accounting guidance had no impact to net cash provided (used) by operating, financing or investing activities on our condensed consolidated statement of cash flows for the nine months ended June 30, 2019.
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
In November 2016, the FASB issued new accounting guidance that requires companies to include restricted cash and cash equivalents as a component in total cash and cash equivalents on the statement of cash flows. As a result, the consolidated statement of cash flows no longer reflects transfers between cash and cash equivalents and restricted cash and cash equivalents. We adopted the new accounting guidance in the first quarter of fiscal 2019 using the retrospective transition method, which results in certain amounts in fiscal 2018 being adjusted to conform to the new accounting guidance. This includes restricted cash and cash equivalents held during fiscal 2018 related to funds deposited as collateral for outstanding letters of credit in connection with a then proposed acquisition. Restricted cash and cash equivalents related to the outstanding letters of credit totaled $2.0 billion at the end of the fourth quarter of fiscal 2017 and third quarter of fiscal 2018. Additionally, amounts for the nine months ended June 24, 2018 have been adjusted for restricted cash and cash equivalents of $2.8 billion that was irrevocably deposited to redeem long-term debt in July 2018, resulting in a decrease in net cash used by financing activities by such amount, with a corresponding increase in total cash and cash equivalents presented on the condensed consolidated statement of cash flows.
Income Taxes: In October 2016, the FASB issued new accounting guidance that changes the accounting for the income tax effects of intra-entity transfers of assets other than inventory. Under the new accounting guidance, the selling (transferring) entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

deferred tax benefit or expense, upon receipt of the asset. We adopted the new accounting guidance in the first quarter of fiscal 2019 using the modified retrospective transition method, with the cumulative effect of applying the new accounting guidance recognized as an adjustment to opening retained earnings of $2.6 billion, primarily as the result of establishing a deferred tax asset on the basis difference of certain intellectual property distributed from one of our foreign subsidiaries to a subsidiary in the United States in fiscal 2018. During the third quarter of fiscal 2019, the United States Treasury Department issued new temporary regulations that resulted in a change to the deductibility of dividend income received by a U.S. stockholder from a foreign corporation. As a result of this change, pursuant to an agreement with the Internal Revenue Service, we will forgo the federal tax basis step-up in such distributed intellectual property. Therefore, the related deferred tax asset was written-off, resulting in a $2.5 billion charge to income tax expense in the third quarter of fiscal 2019 (Note 3). The ongoing impact of this accounting guidance will be dependent on the facts and circumstances of any transactions within its scope.
Recent Accounting Pronouncements Not Yet Adopted.
Leases: In February 2016, the FASB issued new accounting guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease accounting guidance. The new accounting guidance requires lessees to recognize right-of-use assets and corresponding lease liabilities on the balance sheet for leases with a lease term of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. We will adopt the new accounting guidance in the first quarter of fiscal 2020 using the modified retrospective approach as of the effective date, and we will elect certain practical expedients. We do not expect finance leases to be material at the time of adoption. We are in the process of determining the effects the adoption will have on our consolidated financial statements.
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
We grant licenses or otherwise provide rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture, sale or use of certain wireless products. Licensees pay royalties based on their sales of products incorporating or using our licensed intellectual property and may also pay a fixed license fee in one or more installments. Sales-based royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of complete licensed products, net of certain permissible deductions (including transportation, insurance, packing costs and other items). We broadly provide per unit royalty caps that apply to certain categories of complete wireless devices, namely smartphones, tablets and laptops, which in general, effectively provide for a maximum royalty amount per device. We estimate and recognize sales-based royalties on such licensed products in the period in which the associated sales occur, subject to certain constraints on our ability to estimate such royalties. Our estimates of sales-based royalties are based largely on an assessment of the volume of devices supplied into the market that incorporate or use our licensed intellectual property. We estimate sales-based royalties taking into consideration the mix of such sales on a licensee-by-licensee basis, as well as the licensees’ average wholesale prices of such products, and consider all information

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(historical, current and forecasted) that is reasonably available to us. Our licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter, which is generally the following quarter. As a result of recognizing revenues in the period in which the licensees’ sales occur using estimates, adjustments to revenues are required in subsequent periods to reflect changes in estimates as new information becomes available, primarily resulting from actual amounts reported by our licensees.
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
From time to time, regulatory authorities investigate our business practices, particularly with respect to our licensing business, and institute proceedings against us. Depending on the matter, various remedies that could result from an unfavorable resolution include, among others, the loss of our ability to enforce one or more of our patents; injunctions; monetary damages or fines or other orders to pay money; the issuance of orders to cease certain conduct or modify our business practices, such as requiring us to reduce our royalty rates, reduce the base on which our royalties are calculated, grant patent licenses to chipset manufacturers, sell chipsets to unlicensed OEMs or modify or renegotiate some or all of our existing license agreements; and determinations that some or all of our license agreements are invalid or unenforceable. Additionally, from time to time, companies initiate various strategies in an attempt to negotiate, renegotiate, reduce and/or eliminate their need to pay royalties to us for the use of our intellectual property, which may include disputing, underreporting, underpaying, not reporting and/or not paying royalties owed to us under their license agreements with us, or reporting to us in a manner that is not in compliance with their contractual obligations. In such cases, we estimate and recognize licensing revenues only when we have a contract, as defined in ASC 606, and to the extent it is probable that a significant reversal of cumulative revenues recognized will not occur, both of which may require significant judgment. We analyze the risk of a significant revenue reversal considering both the likelihood and magnitude of the reversal and, if necessary, constrain the amount of estimated revenues recognized in order to mitigate this risk, which may result in recognizing revenues less than amounts contractually owed to us.
On May 21, 2019, in United States Federal Trade Commission (FTC) v. QUALCOMM Incorporated, the court issued an Order ruling against us and imposing certain injunctive relief (Note 6). While we believe that our business practices do not violate either antitrust law or our FRAND (fair, reasonable and non-discriminatory) licensing commitments, significant evaluation and judgment were required in determining the impact of such ruling on the amount of licensing revenues estimated and recognized in the third quarter of fiscal 2019. This included, among other items: (i) evaluating whether our license agreements remain valid and enforceable, (ii) evaluating licensees’ conduct and whether they remain committed to perform their respective obligations and (iii) determining the expected impact, if any, to the current period of any license agreements that may be renegotiated and/or are newly entered into as a result of the ruling while the stay and appeal are pending. Based on this evaluation, the impact of the ruling was not material to QTL licensing revenues in the third quarter of fiscal 2019 based on facts and factors currently known by us. As new information becomes available, we may be required to make adjustments to revenues in subsequent periods to reflect changes in estimates and/or this matter could have a material adverse effect on our ability to recognize future licensing revenues.
We measure revenues (including our estimates of sales-based royalties) based on the amount of consideration we expect to receive in exchange for products or services. We record reductions to revenues for customer incentive arrangements, including volume-related and other pricing rebates and cost reimbursements for marketing and other activities involving certain of our products and technologies, in the period that the related revenues are earned. The charges for such arrangements are recorded as a reduction to accounts receivable, net or as other current liabilities based on whether we have the intent and contractual right of offset. Certain of these charges are considered variable consideration and are included in the transaction price primarily based on estimating the most likely amount expected to be provided to the customer/licensee.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were $4.8 billion and $4.1 billion for the three and nine months ended June 30, 2019, respectively, and primarily related to licensing revenues of $4.7 billion recognized in the third quarter of fiscal 2019 (a portion of which was attributable to the first and second quarters of fiscal 2019) resulting from the settlement with Apple and its contract manufacturers (Note 6), consisting of a payment from Apple and the release of certain of our obligations to pay Apple and the contract manufacturers customer-related liabilities.
Unearned revenues (which are considered contract liabilities) consist primarily of license fees for intellectual property with continuing performance obligations. In the nine months ended June 30, 2019, we recognized revenues of $371 million that were recorded as unearned revenues at October 1, 2018.
Remaining performance obligations, substantially all of which are included in unearned revenues, represent the aggregate amount of the transaction price of certain customer contracts yet to be recognized as revenues as of the end of the reporting period and exclude revenues related to (a) contracts that have an original expected duration of one year or less and (b) sales-based royalties (i.e., future royalty revenues) pursuant to our license agreements. Our remaining performance obligations are primarily comprised of certain customer contracts for which QTL received license fees upfront. At June 30, 2019, we had $1.8 billion of remaining performance obligations, of which $129 million, $516 million, $436 million, $429 million and $195 million was expected to be recognized as revenues for the remainder of fiscal 2019 and each of the subsequent four years from fiscal 2020 through 2023, respectively, and $77 million thereafter.
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
In addition, prior to adoption, we recorded impairment losses in earnings on investments in non-marketable equity securities when an impairment was considered other than temporary. Beginning in fiscal 2019, we record impairment losses in earnings when we believe an investment has experienced a decline in value.
Note 2. Composition of Certain Financial Statement Items

Accounts Receivable (in millions)
	June 30, 2019	September 30, 2018
Trade, net of allowances for doubtful accounts of $47 and $56, respectively	$1,036	$2,667
Unbilled receivables	1,332	201
Other	22	36
	$2,390	$2,904

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The increase in unbilled receivables was primarily due to the adoption of ASC 606 (Note 1). Accounts receivable, trade at September 30, 2018 included approximately $960 million related to the short payment in the second quarter of fiscal 2017 of royalties reported by and deemed collectible from Apple’s contract manufacturers. This same amount was recorded in customer-related liabilities (in other current liabilities) for Apple, since we did not have the contractual right to offset these amounts. In the third quarter of fiscal 2019, we entered into settlement agreements with Apple and its contract manufacturers to dismiss all outstanding litigation between the parties, and as a result, these amounts, as well as others, were settled (Note 6).

Inventories (in millions)
	June 30, 2019	September 30, 2018
Raw materials	$81	$72
Work-in-process	896	715
Finished goods	797	906
	$1,774	$1,693

Equity Method and Non-marketable Equity Investments. The carrying values of our equity method and non-marketable equity investments are recorded in other noncurrent assets and were as follows (in millions):

	June 30, 2019	September 30, 2018
Equity method investments	$330	$402
Non-marketable equity investments	800	650
	$1,130	$1,052

In the second quarter of fiscal 2019, non-marketable debt and equity securities (non-cash consideration) with an aggregate fair value of $98 million were received related to a development contract with one of our equity method investees, which was recognized as revenues in the second quarter of fiscal 2019. In addition, in the second quarter of fiscal 2019, non-marketable equity securities (non-cash consideration) with a fair value of $53 million were received in connection with the sale of certain assets as part of the Cost Plan (Note 8).

Other Current Liabilities (in millions)
	June 30, 2019	September 30, 2018
Customer incentives and other customer-related liabilities	$1,105	$3,500
Accrual for EC fines (Note 6)	1,430	1,167
Income taxes payable	668	453
RF360 Holdings put and call option	1,149	1,137
Other	373	721
	$4,725	$6,978

Beginning on August 4, 2019, for a period of 60 days, we have the option to acquire (and the minority owner has the option to sell) the minority ownership interest in the RF360 Holdings joint venture for $1.15 billion, and we expect one of such options to be exercised during this period. At June 30, 2019 and September 30, 2018, the accreted value of such amount was included in other current liabilities.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated Other Comprehensive Income. Changes in the components of accumulated other comprehensive income, net of income taxes, in stockholders’ equity in the nine months ended June 30, 2019 were as follows (in millions):

	Foreign Currency Translation Adjustment	Noncredit Other-than-Temporary Impairment Losses and Subsequent Changes in Fair Value for Certain Available-for-Sale Debt Securities	Net Unrealized Gain (Loss) on Other Available-for-Sale Securities	Net Unrealized (Loss) Gain on Derivative Instruments	Other Gains	Total Accumulated Other Comprehensive Income
Balance at September 30, 2018	$11	$23	$243	$(13)	$1	$265
Other comprehensive (loss) income before reclassifications	(27)	—	(6)	23	(5)	(15)
Reclassifications from accumulated other comprehensive income	1	—	(51)	(5)	—	(55)
Other comprehensive (loss) income	(26)	—	(57)	18	(5)	(70)
Balance at June 30, 2019	$(15)	$23	$186	$5	$(4)	$195

Reclassifications from accumulated other comprehensive income included adjustments of $51 million to the opening retained earnings balance as a result of the adoption of new accounting guidance in the first quarter of fiscal 2019 related to financial instruments and hedge instruments (Note 1). Reclassifications from accumulated other comprehensive income (excluding adjustments to opening retained earnings) related to available-for-sale securities were negligible in the three and nine months ended June 30, 2019 and June 24, 2018 and were recorded in investment and other income, net.
Other Income, Costs and Expenses. Other expenses in the three months ended June 30, 2019 consisted of a $275 million charge related to the fine imposed by the European Commission (EC) related to the Icera complaint (2019 EC fine) (Note 6) and negligible net charges related to our Cost Plan. Other expenses in the nine months ended June 30, 2019 included $275 million related to the 2019 EC fine, $207 million in net restructuring and restructuring-related charges related to our Cost Plan, partially offset by a $43 million gain due to the partial recovery of a fine we previously paid to the Korea Fair Trade Commission (KFTC) and a $31 million gain related to a favorable legal settlement.
Other expenses in the three and nine months ended June 24, 2018 consisted of $112 million and $422 million, respectively, in restructuring and restructuring-related charges related to our Cost Plan. Other expenses in the nine months ended June 24, 2018 also included a $1.2 billion charge related to an EC fine (2018 EC fine) (Note 6).

Investment and Other Income, Net (in millions)
	Three Months Ended		Nine Months Ended
	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
Interest and dividend income	$81	$182	$237	$461
Net gains on marketable securities	326	10	293	24
Net gains on other investments	6	16	47	77
Impairment losses on marketable securities and other investments	(42)	(19)	(111)	(40)
Net losses on derivative investments	—	(30)	(10)	(21)
Equity in net losses of investees	(22)	(28)	(79)	(67)
Net (losses) gains on foreign currency transactions	(5)	112	—	20
	$344	$243	$377	$454

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3. Income Taxes
The 2017 Tax Cuts and Jobs Act (the Tax Legislation), which was enacted during the first quarter of fiscal 2018, significantly revised the United States corporate income tax by, among other things, lowering the corporate income tax rate to 21% and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (the Toll Charge). The Tax Legislation fundamentally changed the taxation of multinational entities, including a shift from a system of worldwide taxation with deferral to a hybrid territorial system, featuring a participation exemption regime with current taxation of certain foreign income, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion and promote U.S. production. As a fiscal-year taxpayer, certain provisions of the Tax Legislation became effective starting at the beginning of fiscal 2019, including GILTI (global intangible low-taxed income), a new tax on income of foreign corporations, BEAT (base-erosion and anti-abuse tax) and FDII (foreign-derived intangible income). In response to the Tax Legislation and to better align our profits with activities, we implemented certain tax restructuring in fiscal 2018 and 2019. As a result, beginning in fiscal 2019, substantially all of our income is in the U.S., of which a significant portion qualifies for preferential treatment as FDII at a 13% effective tax rate. The impact of GILTI and BEAT is negligible. Accordingly, our estimated annual effective tax rate for fiscal 2019 reflects the effects of these components of the Tax Legislation. Our annual effective tax rate for fiscal 2018 reflected a blended federal statutory rate of approximately 25%.
As a result of the Tax Legislation, in fiscal 2019, several of our foreign subsidiaries made tax elections to be treated as U.S. branches for federal income tax purposes (commonly referred to as “check-the-box” elections) effective beginning in fiscal 2018 and 2019. Although beginning in fiscal 2019 the income of these entities will be included in our consolidated U.S. tax return, we believe that by treating these foreign subsidiaries as U.S. branches for federal income taxes, rather than controlled foreign corporations, we will significantly reduce the risk of being subject to GILTI and BEAT taxes. As a result of making these check-the-box elections, we recorded a tax benefit of $570 million in the first quarter of fiscal 2019 due to establishing new U.S. net deferred tax assets resulting from the difference between the GAAP basis and the U.S. federal tax carryover basis of the existing assets and liabilities of those foreign subsidiaries, primarily related to customer incentive liabilities that have not been deducted for tax purposes. Additionally, during fiscal 2018, one of our foreign subsidiaries distributed certain intellectual property to a U.S. subsidiary resulting in a difference between the GAAP basis and the U.S. federal tax basis of the distributed intellectual property. Upon adoption of new accounting guidance in the first quarter of fiscal 2019, we recorded a deferred tax asset of approximately $2.6 billion, primarily related to the distributed intellectual property, with an adjustment to opening retained earnings (Note 1). During the third quarter of fiscal 2019, the United States Treasury Department issued new temporary regulations that resulted in a change to the deductibility of dividend income received by a U.S. stockholder from a foreign corporation. As a result of this change, pursuant to an agreement with the Internal Revenue Service, we will forgo the federal tax basis step-up in such distributed intellectual property. Therefore, the related deferred tax asset was written-off, resulting in a $2.5 billion charge to income tax expense in the third quarter of fiscal 2019.
We estimate our annual effective income tax rate to be 41% for fiscal 2019, which included the impact of the $2.5 billion charge recorded discretely in the third quarter to income tax expense resulting from the write-off of the deferred tax asset related to the distributed intellectual property and the impact of the tax benefit of $570 million recorded discretely in the first quarter due to establishing new U.S. net deferred tax assets from making certain check-the-box elections. The estimated annual effective tax rate for fiscal 2019 was also impacted by the 2019 EC fine recorded in the third quarter of fiscal 2019, which is not deductible for tax purposes, and also reflected benefits from our FDII deduction and research and development tax credits. The annual effective tax rate for fiscal 2018 was impacted by the combined effect of the Toll Charge, the remeasurement of deferred tax assets and liabilities and our decision to no longer indefinitely reinvest certain foreign earnings, all of which resulted from the Tax Legislation. The annual effective tax rate for fiscal 2018 was also impacted by the termination fee paid to NXP Semiconductors N.V. (NXP), the 2018 EC fine, settlement with the Taiwan Fair Trade Commission (TFTC), allocation of expenses to our U.S. operations and new Singapore tax incentives.
The effective tax rate of 61% for the third quarter of fiscal 2019 was higher than the estimated annual effective tax rate of 41% primarily due to the $2.5 billion charge to income tax expense recorded discretely in the third quarter of fiscal 2019 resulting from the write-off of the deferred tax asset related to the distributed intellectual property. The estimated annual effective tax rate for fiscal 2019 was also impacted by the tax benefit of $570 million recorded discretely in the first quarter of fiscal 2019 due to establishing new U.S. net deferred tax assets from making certain check-the-box elections.
Unrecognized tax benefits were $230 million and $217 million at June 30, 2019 and September 30, 2018, respectively. We believe that it is reasonably possible that the total amounts of unrecognized tax benefits at June 30, 2019 may increase or decrease in the next 12 months.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The United States Treasury Department has issued proposed regulations on several provisions of the Tax Legislation, including foreign tax credits, FDII, BEAT and interest expense deduction limitations, which are expected to be finalized in the next several months. When finalized, these proposed regulations may adversely affect our provision for income taxes, results of operations and/or cash flows.
We are subject to income taxes in the United States and numerous foreign jurisdictions and are currently under examination by various tax authorities worldwide, most notably in countries where we earn a routine return and tax authorities believe substantial value-add activities are performed. These examinations are at various stages with respect to assessments, claims, deficiencies and refunds, many of which are open for periods after fiscal 2000. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts giving rise to a revision become known. As of June 30, 2019, we believe that adequate amounts have been reserved for based on facts known. However, the final determination of tax audits and any related legal proceedings could materially differ from amounts reflected in our income tax provision and the related accruals.
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
In the nine months ended June 30, 2019 and June 24, 2018, we repurchased and retired 17.7 million and 24.2 million shares for $1.1 billion and $1.4 billion, respectively, before commissions. To reflect share repurchases in the consolidated balance sheet, we (i) reduce common stock for the par value of the shares, (ii) reduce paid-in capital for the amount in excess of par to zero during the quarter in which the shares are repurchased and (iii) record the residual amount to retained earnings, if any. At June 30, 2019, $7.8 billion remained authorized for repurchase under our stock repurchase program.
Dividends. On July 24, 2019, we announced a cash dividend of $0.62 per share on our common stock, payable on September 26, 2019 to stockholders of record as of the close of business on September 12, 2019.
Note 5. Debt
Revolving Credit Facility. We have an Amended and Restated Revolving Credit Facility (Revolving Credit Facility) that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $5.0 billion, of which $530 million and $4.47 billion will expire in February 2020 and November 2021, respectively. Proceeds from the Revolving Credit Facility, if drawn, are expected to be used for general corporate purposes. Loans under the Revolving Credit Facility will bear interest, at our option, at either the reserve-adjusted Eurocurrency Rate (determined in accordance with the Revolving Credit Facility) or the Base Rate (determined in accordance with the Revolving Credit Facility), in each case plus an applicable margin based on our long-term unsecured senior, non-credit enhanced debt ratings. The margins over the reserve-adjusted Eurocurrency Rate and the Base Rate will be 0.805% and 0.00%, respectively. The Revolving Credit Facility has a facility fee, which accrues at a rate of 0.07% per annum. At June 30, 2019 and September 30, 2018, we had not borrowed any funds under the Revolving Credit Facility.
Commercial Paper Program. We have an unsecured commercial paper program, which provides for the issuance of up to $5.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. Maturities of commercial paper can range from 1 day to up to 397 days. At June 30, 2019 and September 30, 2018, we had $998 million and $1.0 billion, respectively, of outstanding commercial paper included in short-term debt with a weighted-average interest rate of 2.57% and 2.35%, respectively, which included fees paid to the commercial paper dealers, and weighted-average remaining days to maturity of 28 days and 16 days, respectively. The carrying value of the outstanding commercial paper approximated its estimated fair value at June 30, 2019 and September 30, 2018.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term Debt. The following table provides a summary of our long-term debt (in millions, except percentages):

	June 30, 2019		September 30, 2018
	Amount	Effective Rate	Amount	Effective Rate
May 2015 Notes
Floating-rate three-month LIBOR plus 0.55% notes due May 20, 2020	$250	3.13%	$250	2.93%
Fixed-rate 2.25% notes due May 20, 2020	1,750	2.84%	1,750	3.13%
Fixed-rate 3.00% notes due May 20, 2022	2,000	3.16%	2,000	3.73%
Fixed-rate 3.45% notes due May 20, 2025	2,000	3.46%	2,000	3.46%
Fixed-rate 4.65% notes due May 20, 2035	1,000	4.73%	1,000	4.73%
Fixed-rate 4.80% notes due May 20, 2045	1,500	4.72%	1,500	4.72%
May 2017 Notes
Floating-rate three-month LIBOR plus 0.73% notes due January 30, 2023	500	3.38%	500	3.14%
Fixed-rate 2.60% notes due January 30, 2023	1,500	2.70%	1,500	2.70%
Fixed-rate 2.90% notes due May 20, 2024	1,500	3.01%	1,500	3.01%
Fixed-rate 3.25% notes due May 20, 2027	2,000	3.46%	2,000	3.46%
Fixed-rate 4.30% notes due May 20, 2047	1,500	4.47%	1,500	4.47%
Total principal	15,500		15,500
Unamortized discount, including debt issuance costs	(77)		(85)
Hedge accounting fair value adjustments	5		(50)
Total long-term debt	$15,428		$15,365
Reported as:
Short-term debt	$2,002		$—
Long-term debt	13,426		15,365
Total	$15,428		$15,365

At June 30, 2019 and September 30, 2018, the aggregate fair value of the notes, based on Level 2 inputs, was approximately $16.1 billion and $15.1 billion, respectively.
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
At June 30, 2019, we had outstanding interest rate swaps with an aggregate notional amount of $1.8 billion related to the May 2015 Notes, which effectively converted approximately 43% and 50% of the fixed-rate notes due in 2020 and 2022, respectively, into floating-rate notes. The net gains and losses on the interest rate swaps, as well as the offsetting gains or losses on the related fixed-rate notes attributable to the hedged risks, are recorded as interest expense in the current period. We did not enter into interest rate swaps in connection with issuance of the May 2017 Notes.
The effective interest rates for the notes include the interest on the notes, amortization of the discount, which includes debt issuance costs, and if applicable, adjustments related to hedging. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes. Cash interest paid related to our commercial paper program and long-term debt, net of cash received from the related interest rate swaps, was $516 million and $594 million in the nine months ended June 30, 2019 and June 24, 2018, respectively.
Debt Covenants. The Revolving Credit Facility requires that we comply with certain covenants, including one financial covenant to maintain a ratio of consolidated earnings before interest, taxes, depreciation and amortization to consolidated interest expense, as defined in each of the respective agreements, of not less than three to one at the end of each fiscal quarter. We are not subject to any financial covenants under the notes nor any covenants that would prohibit us from incurring additional indebtedness ranking equal to the notes, paying dividends, issuing securities or repurchasing securities issued by us or our subsidiaries. At June 30, 2019 and September 30, 2018, we were in compliance with the applicable covenants under the Revolving Credit Facility.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. Commitments and Contingencies
Legal and Regulatory Proceedings.
Apple Inc. v. QUALCOMM Incorporated, QUALCOMM Incorporated v. Compal Electronics, Inc. et al. and QUALCOMM Incorporated v. Apple Inc.: On April 16, 2019, we entered into settlement agreements with Apple and its contract manufacturers to dismiss all outstanding litigation between the parties. These matters and related financial guarantees either have been, or are in the process of being, dismissed or canceled.
3226701 Canada, Inc. v. QUALCOMM Incorporated et al: On November 30, 2015, a securities class action complaint was filed by purported stockholders of us in the United States District Court for the Southern District of California against us and certain of our current and former officers. On April 29, 2016, the plaintiffs filed an amended complaint. On January 27, 2017, the court dismissed the amended complaint in its entirety, granting leave to amend. On March 17, 2017, the plaintiffs filed a second amended complaint, alleging that we and certain of our current and former officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and misleading statements regarding our business outlook and product development between November 19, 2014 and July 22, 2015. The second amended complaint sought unspecified damages, interest, attorneys’ fees and other costs. On May 8, 2017, we filed a motion to dismiss the second amended complaint. On October 20, 2017, the court entered an order granting in part our motion to dismiss, and on November 29, 2017, the court entered an order granting the remaining portions of our motion to dismiss. On December 28, 2017, the plaintiffs filed an appeal to the United States Court of Appeals for the Ninth Circuit. A hearing was held on July 11, 2019, and on July 23, 2019, the United States Court of Appeals for the Ninth Circuit affirmed the District Court’s dismissal of the second amended complaint in its entirety.
Consolidated Securities Class Action Lawsuit: On January 23, 2017 and January 26, 2017, securities class action complaints were filed by purported stockholders of us in the United States District Court for the Southern District of California against us and certain of our current and former officers and directors. The complaints alleged, among other things, that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with certain allegations that we are or were engaged in anticompetitive conduct. The complaints sought unspecified damages, interest, fees and costs. On May 4, 2017, the court consolidated the two actions and appointed lead plaintiffs. On July 3, 2017, the lead plaintiffs filed a consolidated amended complaint asserting the same basic theories of liability and requesting the same basic relief. On September 1, 2017, we filed a motion to dismiss the consolidated amended complaint. On March 18, 2019, the court denied our motion to dismiss the complaint. Discovery has commenced and is scheduled to be completed by March 3, 2020. We believe the plaintiffs’ claims are without merit.
In re Qualcomm/Broadcom Merger Securities Litigation (formerly Camp v. Qualcomm Incorporated et al): On June 8, 2018 and June 26, 2018, securities class action complaints were filed by purported stockholders of us in the United States District Court for the Southern District of California against us and two of our current officers. The complaints allege, among other things, that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, by failing to disclose that we had submitted a notice to the Committee on Foreign Investment in the United States (CFIUS) in January 2018. The complaints seek unspecified damages, interest, fees and costs. On January 22, 2019, the Court appointed the lead plaintiff in the action and designated that the case be captioned “In re Qualcomm/Broadcom Merger Securities Litigation.” On March 18, 2019, the plaintiffs filed a consolidated complaint. On May 10, 2019, we filed a motion to dismiss the consolidated complaint. A hearing on our motion to dismiss is scheduled for September 19, 2019. We believe the plaintiffs’ claims are without merit.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Canadian Consumer Class Action Lawsuits: Since November 9, 2017, eight consumer class action complaints have been filed against us in Canada (in the Ontario Superior Court of Justice, the Supreme Court of British Columbia and the Quebec Superior Court), each on behalf of a putative class of purchasers of cellular phones and other cellular devices, alleging various violations of Canadian competition and consumer protection laws. The claims are similar to those in the U.S. consumer class action complaint. The complaints seek unspecified damages. One of the complaints in the Supreme Court of British Columbia has since been discontinued by the plaintiffs. We have not yet answered the complaints. On April 15, 2019, the Quebec Superior Court held a class certification hearing, and on April 30, 2019, the court issued an order certifying a class. We believe the plaintiffs’ claims are without merit.
Korea Fair Trade Commission (KFTC) Complaint: On January 4, 2010, the KFTC issued a written decision finding that we violated Korean law by offering certain discounts and rebates for purchases of our CDMA chipsets and for including in certain agreements language requiring the continued payment of royalties after all licensed patents expired. The KFTC levied a fine of 273.2 billion Korean won (approximately $230 million), which we recorded as an expense in fiscal 2009 and paid in fiscal 2010. We appealed to the Seoul High Court, and on June 19, 2013, the Seoul High Court affirmed the KFTC’s decision. On July 4, 2013, we filed an appeal with the Korea Supreme Court. On January 31, 2019, the Korea Supreme Court reversed in part the decision of the Seoul High Court and remanded the case for further proceedings consistent with its decision. In March 2019, the KFTC refunded $56 million (including interest) to us, representing a portion of the fine we previously paid to the KFTC. In the second quarter of fiscal 2019, we recorded a gain of $43 million in other income and interest income of $13 million in investment and other income, net. In light of the Korea Supreme Court’s reversal in part of the decision of the Seoul High Court and the refund we received from the KFTC, on May 8, 2019, we filed to withdraw the case from the Seoul High Court. On May 19, 2019, the KFTC filed its consent to our withdrawal, ending the case as of that date.
Korea Fair Trade Commission (KFTC) Investigation: On March 17, 2015, the KFTC notified us that it was conducting an investigation of us relating to the Korean Monopoly Regulation and Fair Trade Act (MRFTA). On December 27, 2016, the KFTC announced that it had reached a decision in the investigation, finding that we violated provisions of the MRFTA. On January 22, 2017, we received the KFTC’s formal written decision, which found that the following conducts violate the MRFTA: (i) refusing to license, or imposing restrictions on licenses for, cellular communications standard-essential patents with competing modem chipset makers; (ii) conditioning the supply of modem chipsets to handset suppliers on their execution and performance of license agreements with us; and (iii) coercing agreement terms including portfolio license terms, royalty terms and free cross-grant terms in executing patent license agreements with handset makers. The KFTC’s decision orders us to: (i) upon request by modem chipset companies, engage in good-faith negotiations for patent license agreements, without offering unjustifiable conditions, and if necessary submit to a determination of terms by an independent third party; (ii) not demand that handset companies execute and perform under patent license agreements as a precondition for purchasing modem chipsets; (iii) not demand unjustifiable conditions in our license agreements with handset companies, and upon request renegotiate existing patent license agreements; and (iv) notify modem chipset companies and handset companies of the decision and order imposed on us and report to the KFTC new or amended agreements. According to the KFTC’s decision, the foregoing will apply to transactions between us and the following enterprises: (i) handset manufacturers headquartered in Korea and their affiliate companies; (ii) enterprises that sell handsets in or to Korea and their affiliate companies; (iii) enterprises that supply handsets to companies referred to in (ii) above and the affiliate companies of such enterprises; (iv) modem chipset manufacturers headquartered in Korea and their affiliate companies; and (v) enterprises that supply modem chipsets to companies referred to in (i), (ii) or (iii) above and the affiliate companies of such enterprises. The KFTC’s decision also imposed a fine of 1.03 trillion Korean Won (approximately $927 million), which we paid on March 30, 2017. We believe that our business practices do not violate the MRFTA, and on February 21, 2017, we filed an action in the Seoul High Court to cancel the KFTC’s decision. On the same day, we filed an application with the Seoul High Court to stay the decision’s remedial order pending the Seoul High Court’s final judgment on our action to cancel the KFTC’s decision. On September 4, 2017, the Seoul High Court denied our application to stay the remedial order, and on November 27, 2017, the Korea Supreme Court dismissed our appeal of the Seoul High Court’s decision on the application to stay. Hearings on our action to cancel the KFTC’s decision are scheduled to be held before the Seoul High Court on August 12 and 14, 2019. Under the current procedural plan of the Seoul High Court, we believe these will be the final hearings before that court issues its decision.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Icera Complaint to the European Commission (EC): On June 7, 2010, the EC notified and provided us with a redacted copy of a complaint filed with the EC by Icera, Inc. (subsequently acquired by Nvidia Corporation) alleging that we were engaged in anticompetitive activity. On July 16, 2015, the EC announced that it had initiated formal proceedings in this matter. On December 8, 2015, the EC announced that it had issued a Statement of Objections expressing its preliminary view that between 2009 and 2011, we were engaged in predatory pricing by selling certain baseband chipsets to two customers at prices below cost, with the intention of hindering competition. On August 15, 2016, we submitted our response to the Statement of Objections. On July 19, 2018, the EC announced that it had issued a Supplementary Statement of Objections which focuses on certain elements of the “price-cost” test applied by the EC to assess the extent to which we sold certain baseband chipsets allegedly below cost. On October 22, 2018, we submitted our response to the Supplementary Statement of Objections. On January 10, 2019, the EC held a hearing regarding the Supplementary Statement of Objections and our response to it. On July 18, 2019, the EC issued a decision confirming their preliminary view that between 2009 and 2011 we engaged in predatory pricing with respect to two customers and imposed a fine of approximately 242 million Euros (approximately $275 million based on the exchange rate at June 30, 2019), which was recorded as a charge to other expenses in the third quarter of fiscal 2019. We intend to file an appeal of the EC’s decision with the General Court of the European Union. We intend to provide financial guarantees to satisfy the obligation in lieu of a cash payment during our appeal. We believe that our business practices do not violate the EU competition rules.
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
In the first quarter of fiscal 2018, we recorded a charge of $1.2 billion to other expenses related to such EC fine. We provided financial guarantees in the third quarter of fiscal 2018 to satisfy the obligation in lieu of cash payment while we appeal the EC’s decision. The fine is accruing interest at a rate of 1.50% per annum while it is outstanding. As of October 1, 2018, we have designated the liability as a hedge of our net investment in certain foreign subsidiaries, with gains and losses recorded in accumulated other comprehensive income as a component of the foreign currency translation adjustment. At June 30, 2019, the liability, including related foreign currency gains and accrued interest (which, to the extent they were not related to the net investment hedge, were recorded in investment and other income, net), was $1.16 billion and included in other current liabilities.
United States Federal Trade Commission (FTC) v. QUALCOMM Incorporated: On September 17, 2014, the FTC notified us that it was conducting an investigation of us relating to Section 5 of the Federal Trade Commission Act (FTCA). On January 17, 2017, the FTC filed a complaint against us in the United States District Court for the Northern District of California alleging that we were engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the FTCA by conditioning the supply of cellular modem chipsets on the purchaser first agreeing to a license to our cellular standard-essential patents, paying incentives to purchasers of cellular modem chipsets to induce them to accept certain license terms, refusing to license our cellular standard-essential patents to our competitors, and entering into alleged exclusive dealing arrangements with Apple Inc. The complaint sought a permanent injunction against our alleged violations of the FTCA and other unspecified ancillary equitable relief.
On August 30, 2018, the FTC moved for partial summary judgment that our commitments to license our cellular standard-essential patents to the Alliance for Telecommunications Industry Solutions (ATIS) and the Telecommunications Industry Association (TIA) require us to make licenses available to rival sellers of cellular modem chipsets. On November 6, 2018, the court granted the FTC’s partial summary judgment motion. Trial was held January 4-29, 2019.
On May 21, 2019, the court issued an Order setting forth its Findings of Fact and Conclusions of Law. The court concluded that we had monopoly power in the CDMA and premium-tier LTE cellular modem chip markets, and that we had used that power in these two markets to engage in anticompetitive acts, including (1) using threats of lack of access to cellular modem chip supply to coerce OEMs to accept license terms that include unreasonably high royalty rates; (2) refusing to license our cellular standard-essential patents to competitors selling cellular modem chips; and (3) entering into exclusive

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

dealing arrangements with OEMs that foreclosed our rivals. The court further found that the royalties we charge OEMs are unreasonably high and reflect the use of our monopoly power over CDMA and premium-tier LTE cellular modem chips rather than just the value of our patents. The court concluded that our unreasonably high royalties constitute an anticompetitive surcharge on cellular modem chips sold by our competitors, which increases the effective price of our competitors’ cellular modem chips, reduces their margins and results in exclusivity. The court also found that our practice of not licensing competitors’ cellular modem chips violated our commitments to certain standard-development organizations and a duty under the antitrust laws to license competing cellular modem chip makers and helped us maintain our royalties at unreasonably high levels. Finally, the court found that incentive funds entered into with certain OEMs further harmed competing cellular modem chip makers’ ability to undermine our monopoly position, prevented rivals from entering the market and restricted the sales of those competitors that do enter. The court concluded that the combined effect of our conduct, together with our monopoly power, harmed the competitive process.
The court imposed the following injunctive relief: (1) we must not condition the supply of cellular modem chips on a customer’s patent license status, and we must negotiate or renegotiate license terms with customers in good faith under conditions free from the threat of lack of access to or discriminatory provision of cellular modem chip supply or associated technical support or access to software; (2) we must make exhaustive cellular standard-essential patent licenses available to cellular modem chip suppliers on fair, reasonable and non-discriminatory (FRAND) terms and submit, as necessary, to arbitral or judicial dispute resolution to determine such terms; (3) we may not enter into express or de facto exclusive dealing agreements for the supply of cellular modem chips; and (4) we may not interfere with the ability of any customer to communicate with a government agency about a potential law enforcement or regulatory matter. The court also ordered us to submit to compliance and monitoring procedures for a period of seven years and to report to the FTC on an annual basis regarding our compliance with the above remedies.
We disagree with the court’s conclusions, interpretation of the facts and application of the law. Accordingly, on May 28, 2019, we filed a Motion to Stay Pending Appeal in the court, which was denied on July 3, 2019. On May 31, 2019, we filed with the court a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit (Ninth Circuit). On July 8, 2019, we filed a Motion for Partial Stay of Injunction Pending Appeal and a Consent Motion to Expedite Appeal in the Ninth Circuit. On July 10, 2019, the Ninth Circuit granted our Motion to Expedite Appeal, and we expect briefing to be completed before the end of the calendar year. The Partial Stay motion is pending.
Contingent losses and other considerations: We will continue to vigorously defend ourself in the foregoing matters. However, litigation and investigations are inherently uncertain, and we face difficulties in evaluating or estimating likely outcomes or ranges of possible loss in antitrust and trade regulation investigations in particular. Other than with respect to the EC fines, we have not recorded any accrual at June 30, 2019 for contingent losses associated with these matters based on our belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. We are engaged in numerous other legal actions not described above arising in the ordinary course of our business and, while there can be no assurance, believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
Through June 30, 2019, we have received a number of claims from our direct and indirect customers and other third parties for indemnification under such agreements with respect to alleged infringement of third-party intellectual property rights by our products. Reimbursements under indemnification arrangements have not been material to our consolidated financial statements. We have not recorded any accrual for contingent liabilities at June 30, 2019 associated with these indemnification arrangements based on our belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time.
Purchase Obligations and Operating Leases. We have agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Integrated circuit product inventory obligations represent purchase commitments for raw materials, semiconductor die, finished goods and manufacturing services, such as wafer bump, probe,

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Obligations under our purchase agreements, which primarily relate to integrated circuit product inventory obligations, and future minimum lease payments under our operating leases at June 30, 2019 were as follows (in millions):

	Purchase Obligations	Operating Leases
Remainder of fiscal 2019	$2,249	$42
2020	890	123
2021	308	95
2022	111	66
2023	53	28
Thereafter	17	45
Total	$3,628	$399

Other Commitments. At June 30, 2019, we committed to fund certain strategic investments up to $194 million, of which $30 million is expected to be funded in the remainder of fiscal 2019. The remaining commitments do not have fixed funding dates and are subject to certain conditions. Commitments represent the maximum amounts to be funded under these arrangements; actual funding may be in lesser amounts or not at all.
Note 7. Segment Information
We are organized on the basis of products and services and have three reportable segments. We conduct business primarily through our QCT (Qualcomm CDMA Technologies) semiconductor business and our QTL (Qualcomm Technology Licensing) licensing business. QCT develops and supplies integrated circuits and system software based on CDMA, OFDMA and other technologies for use in mobile devices, wireless networks, devices used in the Internet of Things (IoT), broadband gateway equipment, consumer electronic devices and automotive telematics and infotainment systems. QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture, sale or use of certain wireless products. Our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments and includes revenues and related costs associated with development contracts with an equity method investee. We also have nonreportable segments, including Qualcomm Government Technologies or QGOV (formerly Qualcomm Cyber Security Solutions) and other wireless technology and service initiatives.
We evaluate the performance of our segments based on earnings (loss) before income taxes (EBT). In fiscal 2018, all of the costs related to pre-commercial research and development of 5G technologies, of which we recorded $124 million and $340 million in the third quarter and first nine months of fiscal 2018, respectively, were included in unallocated corporate research and development expenses. Beginning in the first quarter of fiscal 2019, all research and development costs associated with 5G technologies are included in segment results. Additionally, beginning in the first quarter of fiscal 2019, certain research and development costs associated with early research and development that were historically included in our QCT segment are allocated to our QTL segment. The net effect of these changes negatively impacted QTL’s EBT by $127 million and $368 million in the third quarter and first nine months of fiscal 2019, respectively. QCT’s EBT was positively impacted by $53 million and $97 million in the third quarter and first nine months of fiscal 2019, respectively.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents revenues, EBT and total assets for reportable segments (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
Revenues
QCT	$3,567	$4,087	$11,028	$12,635
QTL	1,292	1,443	3,433	3,930
QSI	18	20	143	80
Reconciling items	4,758	27	4,855	188
Total	$9,635	$5,577	$19,459	$16,833
EBT
QCT	$504	$607	$1,644	$2,170
QTL	898	1,027	2,162	2,691
QSI	312	(7)	337	44
Reconciling items	3,787	(693)	2,724	(3,712)
Total	$5,501	$934	$6,867	$1,193

	June 30, 2019	September 30, 2018
Assets
QCT	$2,608	$3,041
QTL	1,535	1,472
QSI	1,703	1,279
Reconciling items	28,287	26,926
Total	$34,133	$32,718

Reconciling items for revenues and EBT in the previous table were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
Revenues
Nonreportable segments	$35	$77	$132	$238
Other unallocated revenues	4,723	(50)	4,723	(50)
	$4,758	$27	$4,855	$188
EBT
Other unallocated revenues	$4,723	$(50)	$4,723	$(50)
Unallocated cost of revenues	(103)	(135)	(321)	(362)
Unallocated research and development expenses	(307)	(293)	(645)	(844)
Unallocated selling, general and administrative expenses	(139)	(60)	(285)	(480)
Unallocated other expenses (Note 2)	(277)	(112)	(408)	(1,605)
Unallocated interest expense	(158)	(208)	(471)	(556)
Unallocated investment and other income, net	58	255	188	461
Nonreportable segments	(10)	(90)	(57)	(276)
	$3,787	$(693)	$2,724	$(3,712)

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other unallocated revenues in the three and nine months ended June 30, 2019 were comprised of licensing revenues resulting from the settlement with Apple and its contract manufacturers (Note 6) and were not allocated to our segments in our management reports because they were not considered in evaluating segment results.
Unallocated acquisition-related expenses were comprised as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
Cost of revenues	$96	$127	$298	$335
Research and development expenses	1	2	3	5
Selling, general and administrative expenses	9	20	22	310

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
During the nine months ended June 30, 2019, we recorded net restructuring and restructuring-related charges related to our Cost Plan of $207 million in other expenses. This consisted of restructuring-related charges of $151 million, primarily related to asset impairment charges (and included a $52 million net gain from the sale of certain assets related to wireless electric vehicle charging applications and the sale of our mobile health nonreportable segment), and restructuring charges of $56 million, primarily related to severance and consulting costs. Since inception of the Cost Plan, we have incurred a total of $894 million in net restructuring and restructuring-related charges. The remaining restructuring and restructuring-related charges to be incurred related to the plan are expected to be negligible.
The restructuring accrual, a portion of which was included in payroll and other benefits related liabilities with the remainder included in other current liabilities, is expected to be substantially paid within the next 12 months. At June 30, 2019 and September 30, 2018, the restructuring accrual was $21 million and $83 million, respectively.
Note 9. Fair Value Measurements
The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2019 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$8,135	$4,000	$—	$12,135
Marketable securities:
Corporate bonds and notes	—	19	—	19
Auction rate securities	—	—	35	35
Equity securities	417	—	—	417
Total marketable securities	417	19	35	471
Derivative instruments	—	19	—	19
Other investments	415	—	64	479
Total assets measured at fair value	$8,967	$4,038	$99	$13,104
Liabilities
Derivative instruments	$—	$4	$—	$4
Other liabilities	415	—	41	456
Total liabilities measured at fair value	$415	$4	$41	$460

Activity between Levels of the Fair Value Hierarchy. There were no transfers of marketable securities into or out of Level 3 during the nine months ended June 30, 2019 and June 24, 2018. Other investments and other liabilities included in

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Level 3 at June 30, 2019 were comprised of debt instruments issued by private companies and contingent consideration related to business combinations, respectively. There were no transfers of debt instruments or contingent consideration amounts into or out of Level 3 during the nine months ended June 30, 2019 and June 24, 2018.
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis. During the nine months ended June 30, 2019, certain intangible assets and goodwill were written down to their estimated fair values (Note 8). We also measured certain non-marketable equity securities received as non-cash consideration at fair value on a nonrecurring basis (Note 2). The estimation of fair value required the use of significant unobservable inputs, and as a result, the fair value measurements were classified as Level 3. During the nine months ended June 30, 2019 and June 24, 2018, we did not have any other significant assets or liabilities that were measured at fair value on a nonrecurring basis.
Note 10. Marketable Securities
Our marketable securities were comprised as follows (in millions):

	Current		Noncurrent (1)
	June 30, 2019	September 30, 2018	June 30, 2019	September 30, 2018
Available-for-sale debt securities:
Corporate bonds and notes	$19	$144	$—	$—
Auction rate securities	—	—	35	35
Total available-for-sale debt securities	19	144	35	35
Equity securities	416	167	1	—
Total marketable securities	$435	$311	$36	$35

(1) Noncurrent marketable securities were included in other assets.
The contractual maturities of available-for-sale debt securities were as follows (in millions):

June 30, 2019
Years to Maturity
Less than one year	$19
No single maturity date	35
Total	$54
Debt securities with no single maturity date included auction rate securities.
During the three and nine months ended June 30, 2019, there were no realized gains or losses on sales of available-for-sale debt securities, and during the three months ended June 24, 2018, gross realized gains and losses were negligible. During the nine months ended June 24, 2018, gross realized gains and losses were $15 million and negligible, respectively. As of June 30, 2019 and September 30, 2018, unrealized gains and losses on available-for-sale debt securities were negligible. As of September 30, 2018, available-for-sale securities also included equity securities with a fair value of $167 million, including an unrealized gain of $63 million.
Note 11. Revision of Prior Period Financial Statements
We revised certain prior period financial statements for an immaterial error related to the recognition of certain royalty revenues of our QTL segment (Note 1). A summary of revisions to our previously reported financial statements presented herein for comparative purposes is included below (in millions, except per share data).

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revised Consolidated Balance Sheet.

	As of September 30, 2018
	As reported	Adjustment	As revised
Deferred tax assets (non-current)	$904	$32	$936
Total assets	32,686	32	32,718
Other current liabilities	6,825	153	6,978
Total current liabilities	11,236	153	11,389
Total liabilities	31,758	153	31,911
Retained earnings	663	(121)	542
Total stockholders’ equity	928	(121)	807
Total liabilities and stockholders’ equity	32,686	32	32,718
Revised Consolidated Statements of Operations.

	Three Months Ended June 24, 2018			Nine Months Ended June 24, 2018
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Licensing revenues	$1,489	$(22)	$1,467	$4,178	$(95)	$4,083
Total revenues	5,599	(22)	5,577	16,928	(95)	16,833
Operating income	925	(22)	903	1,395	(95)	1,300
Income before income taxes	956	(22)	934	1,288	(95)	1,193
Income tax benefit (expense)	263	5	268	(5,659)	15	(5,644)
Net income (loss)	1,219	(17)	1,202	(4,371)	(80)	(4,451)
Basic earnings (loss) per share	0.82	(0.01)	0.81	(2.96)	(0.05)	(3.01)
Diluted earnings (loss) per share	0.82	(0.01)	0.81	(2.96)	(0.05)	(3.01)
Revised Consolidated Statements of Comprehensive Income (Loss).

	Three Months Ended June 24, 2018			Nine Months Ended June 24, 2018
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Net income (loss)	$1,219	$(17)	$1,202	$(4,371)	$(80)	$(4,451)
Total comprehensive income (loss)	997	(17)	980	(4,432)	(80)	(4,512)
Revised Consolidated Statement of Cash Flows.
We revised our condensed consolidated statement of cash flows for the nine months ended June 24, 2018 for this correction, which had no impact to net cash provided by operating activities in the period.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended June 24, 2018
	As reported	Reclassification adjustment (1)	Revision adjustment	As revised
Operating Activities:
Net loss	$(4,371)	$—	$(80)	$(4,451)
Income tax provision in excess of (less than) income tax payments	4,973	—	(15)	4,958
Other items, net	25	(71)	—	(46)
Other assets	90	(18)	—	72
Payroll, benefits and other liabilities	1,514	89	95	1,698
Net cash provided by operating activities	4,331	—	—	4,331
(1) Certain previously reported amounts have been reclassified to conform to the current year presentation.
Revised Segment Information.
QTL segment results were revised for this correction (Note 7), which resulted in a decrease in QTL revenues and EBT (earnings before income taxes) of $22 million and $95 million for the three and nine months ended June 24, 2018, respectively.

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
This Quarterly Report (including, but not limited to, this section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, investments, financial condition, results of operations and prospects. Additionally, statements concerning future matters that are not historical are forward-looking statements, such as statements regarding our expectations concerning: industry, market, business, commercial, competitive or consumer trends; our businesses, growth potential or strategies, or factors that may impact them; challenges to our licensing business, including by licensees, customers, governments, governmental agencies or regulators, standards bodies or others; other legal or regulatory matters; competition; product or technology trends; new or expanded product areas, adjacent industry segments or applications; costs or expenditures including research and development, selling, general and administrative, restructuring or restructuring-related charges, working capital or information technology systems; our financing, stock repurchase or dividend programs; strategic investments or acquisitions; adoption and application of future accounting guidance; tax law changes; our tax structure or strategies; or the potential business or financial statement impacts of any of the above. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report.
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
Third Quarter Fiscal 2019 Overview and Other Recent Events
Revenues for the third quarter of fiscal 2019 were $9.6 billion, an increase of 73% compared to the year ago quarter, with net income of $2.1 billion, an increase of 79% compared to the year ago quarter. Highlights and other events from the third quarter of fiscal 2019 and other recent events included:

•
On April 16, 2019, we entered into settlement agreements with Apple and its contract manufacturers to dismiss all outstanding litigation between the parties. We also entered into a six-year global patent license agreement with Apple, effective as of April 1, 2019, which includes an option for Apple to extend for two additional years, and a multi-year chipset supply agreement with Apple. In the third quarter of fiscal 2019, we recognized licensing revenues of $4.7 billion resulting from the settlement, consisting of a payment from Apple and the release of certain of our obligations to pay Apple and its contract manufacturers customer-related liabilities. In addition, our QTL results for the third quarter of fiscal 2019 included royalties from Apple and its contract manufacturers for sales made in the June 2019 quarter.

•
On May 21, 2019, in United States Federal Trade Commission (FTC) v. QUALCOMM Incorporated, the court issued an Order ruling against us and imposing certain injunctive relief. We disagree with the court’s conclusions, interpretation of the facts and application of the law. Accordingly, we have filed a motion to stay certain of the remedies with, and have appealed the decision to, the Ninth Circuit Court of Appeals. See “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies” in this Quarterly Report. The impact of the ruling was not material to QTL licensing revenues in the third quarter of fiscal 2019 based on facts and factors currently known by us.

•
The transition of wireless networks and devices to 3G/4G (CDMA-single mode, OFDMA-single mode and CDMA/OFDMA multi-mode) continued around the world. 3G/4G connections grew sequentially by approximately 2% to approximately 5.8 billion, which was approximately 74% of total mobile connections at the end of the third quarter of fiscal 2019.(1)

•
We continued to invest significant resources toward advancements primarily in support of 4G- and 5G-based technologies as well as other technologies to extend the demand for our products and generate new or expanded licensing opportunities, including within adjacent industry segments outside traditional cellular industries, such as automotive, the Internet of Things (IoT) and networking.

•	QCT results in the third quarter of fiscal 2019 were negatively impacted by lower modem sales to Apple and a decline in demand from OEMs in China.

•
We adopted new revenue recognition accounting guidance in the first quarter of fiscal 2019 that requires us to estimate and recognize QTL royalties in the period in which the associated sales occur, resulting in an acceleration of royalty revenues by one quarter compared to the prior method. As a result of recognizing royalties using estimates, adjustments are recorded in subsequent quarters to reflect changes in estimates as new information becomes available, primarily when actual amounts are reported by licensees. Prior period results have not been restated for the adoption of the new accounting guidance and continue to be reported in accordance with the accounting guidance in effect for those periods.

•
During the third quarter of fiscal 2019, the United States Treasury Department issued new temporary regulations that resulted in a change to the deductibility of dividend income received by a U.S. stockholder from a foreign corporation. As a result of this change, pursuant to an agreement with the Internal Revenue Service, we will forgo the federal tax basis step-up of intellectual property that was distributed in fiscal 2018 by one of our foreign subsidiaries to a U.S. subsidiary. Therefore, the related deferred tax asset previously recognized was written-off, resulting in a $2.5 billion charge to income tax expense in the third quarter of fiscal 2019. See “Notes to Condensed Consolidated Financial Statements, Note 1. Basis of Presentation and Significant Accounting Policies Update” in this Quarterly Report.

•
On July 18, 2019, the European Commission (EC) issued a decision ruling that between 2009 and 2011 we engaged in predatory pricing with respect to two customers and imposed a fine (2019 EC fine) of approximately 242 million Euros (approximately $275 million based on the exchange rate at June 30, 2019), which was recorded as a charge to other expenses in the third quarter of fiscal 2019. We intend to file an appeal of the EC’s decision with the General Court of the European Union.

(1)	According to GSMA Intelligence estimates as of July 29, 2019 (estimates excluded Wireless Local Loop).
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
We are organized on the basis of products and services and have three reportable segments. We conduct business primarily through our QCT (Qualcomm CDMA Technologies) semiconductor business and our QTL (Qualcomm Technology Licensing) licensing business. QCT develops and supplies integrated circuits and system software based on CDMA, OFDMA and other technologies for use in mobile devices, wireless networks, devices used in IoT, broadband gateway equipment, consumer electronic devices and automotive telematics and infotainment systems. QTL grants licenses to use portions of its intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture, sale or use of certain wireless products. Our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments. We also have nonreportable segments, including Qualcomm Government Technologies or QGOV (formerly Qualcomm Cyber Security Solutions) and other wireless technology and service initiatives.
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
Seasonality. Many of our products and/or much of our intellectual property are incorporated into consumer wireless devices, which are subject to seasonality and other fluctuations in demand. As a result, QCT has historically tended to have stronger sales toward the end of the calendar year as manufacturers prepare for major holiday selling seasons and due to the timing of Apple’s device launch in the fall. Similarly, because QTL historically has recognized royalty revenues when royalties are reported by licensees, QTL has tended to record higher royalty revenues in the first calendar quarter when licensees report their sales made in the fourth calendar quarter. These trends did not occur in the first nine months of fiscal 2019 due to QCT’s decline in share of modem sales for iPhone products and the lack of QTL royalty revenues recognized related to the sales of Apple’s products in the first six months of fiscal 2019 resulting from our prior dispute with Apple and its contract manufacturers. These trends may or may not continue in the future. Additionally, QTL’s revenues have been impacted by the adoption of the new revenue recognition guidance in fiscal 2019 pursuant to which we estimate and recognize sales-based royalties in the period in which the associated sales occur, resulting in an acceleration of royalty revenue recognition by one quarter compared to the prior method. The trends for QTL have been, and may in the future be, impacted by disputes and/or resolutions with licensees and/or governmental investigations or proceedings, including the lawsuit filed against us by the FTC.
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
Results of Operations

Revenues (in millions)
	Three Months Ended			Nine Months Ended
	June 30, 2019	June 24, 2018	Change	June 30, 2019	June 24, 2018	Change
Equipment and services	$3,531	$4,110	$(579)	$11,037	$12,750	$(1,713)
Licensing	6,104	1,467	4,637	8,422	4,083	4,339
	$9,635	$5,577	$4,058	$19,459	$16,833	$2,626
Third quarter 2019 vs. 2018
The increase in revenues in the third quarter of fiscal 2019 was primarily due to:

+
$4.7 billion in licensing revenues recorded in the third quarter of fiscal 2019 resulting from the settlement with Apple and its contract manufacturers (which were not allocated to our segment results)

-	$554 million in lower equipment and services revenues from our QCT segment

-	$151 million in lower licensing revenues from our QTL segment
First nine months 2019 vs. 2018
The increase in revenues in the first nine months of fiscal 2019 was primarily due to:

+	$4.7 billion in licensing revenues recorded in the third quarter of fiscal 2019 resulting from the settlement with Apple and its contract manufacturers

-	$1.7 billion in lower equipment and services revenues from our QCT segment

-	$497 million in lower licensing revenues from our QTL segment

Costs and Expenses (in millions)
	Three Months Ended			Nine Months Ended
	June 30, 2019	June 24, 2018	Change	June 30, 2019	June 24, 2018	Change
Cost of revenues	$2,114	$2,491	$(377)	$6,481	$7,394	$(913)
Gross margin	78%	55%		67%	56%

Third quarter and first nine months 2019 vs. 2018
Gross margin percentage increased in the third quarter and first nine months of fiscal 2019 primarily due to:

+	higher licensing revenues resulting from the settlement with Apple and its contract manufacturers in the third quarter of fiscal 2019

	Three Months Ended			Nine Months Ended
	June 30, 2019	June 24, 2018	Change	June 30, 2019	June 24, 2018	Change
Research and development	$1,380	$1,416	$(36)	$3,957	$4,237	$(280)
% of revenues	14%	25%		20%	25%
Third quarter 2019 vs. 2018
The dollar decrease in research and development expenses in the third quarter of fiscal 2019 was primarily due to:

-	$49 million decrease primarily driven by actions under our Cost Plan, partially offset by higher employee cash incentive program costs
First nine months 2019 vs. 2018
The dollar decrease in research and development expenses in the first nine months of fiscal 2019 was primarily due to:

-	$293 million decrease primarily driven by actions under our Cost Plan, partially offset by higher costs related to the development of 5G wireless and integrated circuit technologies
In fiscal 2018, all of the costs related to pre-commercial research and development of 5G technologies, of which we recorded $124 million and $340 million in the third quarter and first nine months of fiscal 2018, respectively, were included in unallocated corporate research and development expenses. Beginning in the first quarter of fiscal 2019, all research and development costs associated with 5G technologies are included in segment results. Additionally, beginning in the first quarter of fiscal 2019, certain research and development costs associated with early research and development that were historically included in our QCT segment are allocated to our QTL segment. The net effect of these changes negatively impacted QTL’s EBT by $127 million and $368 million in the third quarter and first nine months of fiscal 2019, respectively. QCT’s EBT was positively impacted by $53 million and $97 million in the third quarter and first nine months of fiscal 2019, respectively.

	Three Months Ended			Nine Months Ended
	June 30, 2019	June 24, 2018	Change	June 30, 2019	June 24, 2018	Change
Selling, general and administrative	$547	$655	$(108)	$1,646	$2,297	$(651)
% of revenues	6%	12%		8%	14%
Third quarter 2019 vs. 2018
The dollar decrease in selling, general and administrative expenses in the third quarter of fiscal 2019 was primarily due to:

-	$111 million in lower litigation costs, primarily resulting from the settlement agreements with Apple and its contract manufacturers
First nine months 2019 vs. 2018
The dollar decrease in selling, general and administrative expenses in the first nine months of fiscal 2019 was primarily due to:

-	$296 million in lower professional fees and costs, primarily driven by Broadcom’s withdrawn takeover proposal in fiscal 2018 and our proposed acquisition of NXP Semiconductors N.V. in fiscal 2018

-	$140 million in lower litigation costs, primarily resulting from the settlement agreements with Apple and its contract manufacturers

-	$53 million in lower employee-related expenses, primarily driven by actions under our Cost Plan

-	$48 million in lower sales and marketing expenses

-	$45 million in bad debt expense recorded in the first quarter of fiscal 2018
Selling, general and administrative expenses included $50 million and $273 million in the third quarter and first nine months of fiscal 2019, respectively, related to litigation costs.

	Three Months Ended			Nine Months Ended
	June 30, 2019	June 24, 2018	Change	June 30, 2019	June 24, 2018	Change
Other	$277	$112	$165	$408	$1,605	$(1,197)
Third quarter 2019
Other expenses in the third quarter of fiscal 2019 consisted of:
+    $275 million charge related to the 2019 EC fine
+    $2 million in net restructuring and restructuring-related charges related to our Cost Plan
Third quarter 2018
Other expenses in the third quarter of fiscal 2018 consisted of:
+    $112 million in restructuring and restructuring-related charges related to our Cost Plan
First nine months 2019
Other expenses in the first nine months of fiscal 2019 consisted of:
+    $275 million charge related to the 2019 EC fine

+
$207 million net charges related to our Cost Plan, which included $259 million in restructuring and restructuring-related charges, partially offset by a $52 million net gain from the sale of certain assets related to wireless electric vehicle charging applications and the sale of our mobile health nonreportable segment

-	$43 million gain recorded in the second quarter of fiscal 2019 due to the partial recovery of a fine imposed in fiscal 2009 resulting from our appeal of the KFTC decision
-    $31 million gain recorded in the second quarter of fiscal 2019 related to a favorable legal settlement
First nine months 2018
Other expenses in the first nine months of fiscal 2018 consisted of:
+    $1.2 billion charge related to the 2018 EC fine
+    $422 million in restructuring and restructuring-related charges related to our Cost Plan

Interest Expense and Investment and Other Income, Net (in millions)
	Three Months Ended			Nine Months Ended
	June 30, 2019	June 24, 2018	Change	June 30, 2019	June 24, 2018	Change
Interest expense	$160	$212	$(52)	$477	$561	$(84)

Investment and other income, net
Interest and dividend income	$81	$182	$(101)	$237	$461	$(224)
Net gains on marketable securities	326	10	316	293	24	269
Net gains on other investments	6	16	(10)	47	77	(30)
Impairment losses on marketable securities and other investments	(42)	(19)	(23)	(111)	(40)	(71)
Net losses on derivative instruments	—	(30)	30	(10)	(21)	11
Equity in net losses of investees	(22)	(28)	6	(79)	(67)	(12)
Net (losses) gains on foreign currency transactions	(5)	112	(117)	—	20	(20)
	$344	$243	$101	$377	$454	$(77)
In the fourth quarter of fiscal 2018, we implemented a stock repurchase program to repurchase up to $30 billion of our outstanding common stock. Stock repurchases made under this program have significantly reduced the amount of our cash, cash equivalents and marketable securities, resulting in a decrease to interest and dividend income.
The increase in net gains on marketable securities in the three and nine months ended June 30, 2019 was primarily driven by a gain resulting from the initial public offering of one of our non-marketable equity investments.

Income Tax Expense (Benefit) (in millions)
	Three Months Ended			Nine Months Ended
	June 30, 2019	June 24, 2018	Change	June 30, 2019	June 24, 2018	Change
Income tax expense (benefit)	$3,352	$(268)	$3,620	$2,987	$5,644	$(2,657)
Effective tax rate	61%	(29%)	90%	43%	N/M	N/M
N/M - Not meaningful
The following table summarizes the primary factors that caused our income tax provision to differ from the expected income tax provision at the U.S. federal statutory rate:

	Three Months Ended		Nine Months Ended
	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
Expected income tax provision at federal statutory tax rate	$1,155	$231	$1,442	$295
Write-off of deferred tax asset on distributed intellectual property	2,472	—	2,472	—
Benefits from establishing new U.S. net deferred tax assets	—	—	(570)	—
Benefit from foreign-derived intangible income (FDII) deduction	(296)	—	(384)	—
Benefits related to the research and development tax credit	(46)	(42)	(92)	(70)
Benefits from foreign income taxed at other than U.S. rates	(13)	(381)	(1)	(481)
Toll Charge from U.S. tax reform	—	5	—	5,320
Remeasurement of deferred taxes due to changes in statutory tax rate	—	(119)	—	439
Foreign withholding taxes	—	—	—	93
Nondeductible charges related to the KFTC and EC investigations	53	4	53	19
Other	27	34	67	29
Income tax expense (benefit)	$3,352	$(268)	$2,987	$5,644
The 2017 Tax Cuts and Jobs Act (the Tax Legislation), which was enacted during the first quarter of fiscal 2018, significantly revised the United States corporate income tax by, among other things, lowering the corporate income tax rate to 21% and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (the Toll Charge). The Tax Legislation fundamentally changed the taxation of multinational entities, including a shift from a system of worldwide taxation with deferral to a hybrid territorial system, featuring a participation exemption regime with current taxation of certain foreign income, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion and promote U.S. production. As a fiscal-year taxpayer, certain provisions of the Tax Legislation became effective starting at the beginning of fiscal 2019, including GILTI (global intangible low-taxed income), a new tax on income of foreign corporations, BEAT (base-erosion and anti-abuse tax) and FDII (foreign-derived intangible income). In response to the Tax Legislation and to better align our profits with activities, we implemented certain tax restructuring in fiscal 2018 and 2019. As a result, beginning in fiscal 2019, substantially all of our income is in the U.S., of which a significant portion qualifies for preferential treatment as FDII at a 13% effective tax rate. The impact of GILTI and BEAT is negligible. Accordingly, our estimated annual effective tax rate for fiscal 2019 reflects the effects of these components of the Tax Legislation. Our federal statutory income tax rate for fiscal 2018 reflected a blended rate of approximately 25%.
As a result of the Tax Legislation, in fiscal 2019, several of our foreign subsidiaries made tax elections to be treated as U.S. branches for federal income tax purposes (commonly referred to as “check-the-box” elections) effective beginning in fiscal 2018 and 2019. Although beginning in fiscal 2019 the income of these entities will be included in our consolidated U.S. tax return, we believe that by treating these foreign subsidiaries as U.S. branches for federal income taxes, rather than controlled foreign corporations, we will significantly reduce the risk of being subject to GILTI and BEAT taxes. As a result of making these check-the-box elections, we recorded a tax benefit of $570 million due to establishing new U.S. net deferred tax assets resulting from the difference between the GAAP basis and the U.S. federal tax carryover basis of the existing assets and liabilities of those foreign subsidiaries, primarily related to customer incentive liabilities that have not been deducted for tax purposes. During the third quarter of fiscal 2019, the United States Treasury Department issued new temporary regulations that resulted in a change to the deductibility of dividend income received by a U.S. stockholder from a foreign corporation. As a result of this change, pursuant to an agreement with the Internal Revenue Service, we will forgo the federal tax basis step-up of intellectual property that was distributed in fiscal 2018 by one of our foreign subsidiaries to a U.S. subsidiary. Therefore, the related deferred tax asset previously recognized was written-off, resulting in a $2.5 billion charge to income tax expense in the third quarter of fiscal 2019.
The effective tax rate of 61% for the third quarter of fiscal 2019 was higher than the estimated annual effective tax rate of 41% primarily due to the $2.5 billion charge to income tax expense recorded discretely in the third quarter of fiscal 2019 resulting from the write-off of the deferred tax asset related to the distributed intellectual property. The estimated annual effective tax rate for fiscal 2019 was also impacted by the tax benefit of $570 million recorded discretely in the first quarter of fiscal 2019 due to establishing new U.S. net deferred tax assets from making certain check-the-box elections.
Unrecognized tax benefits were $230 million and $217 million at June 30, 2019 and September 30, 2018, respectively. We believe that it is reasonably possible that the total amounts of unrecognized tax benefits at June 30, 2019 may increase or decrease in the next 12 months.
The United States Treasury Department has issued proposed regulations on several provisions of the Tax Legislation, including foreign tax credits, FDII, BEAT and interest expense deduction limitations, which are expected to be finalized in the next several months. When finalized, these proposed regulations may adversely affect our provision for income taxes, results of operations and/or cash flows.
Segment Results
The following should be read in conjunction with the financial results for the third quarter and first nine months of fiscal 2019 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 7. Segment Information.”
QCT Segment

	Three Months Ended			Nine Months Ended
(in millions)	June 30, 2019	June 24, 2018	Change	June 30, 2019	June 24, 2018	Change
Revenues
Equipment and services	$3,484	$4,038	$(554)	$10,785	$12,486	$(1,701)
Licensing	83	49	34	243	149	94
Total revenues	$3,567	$4,087	$(520)	$11,028	$12,635	$(1,607)
EBT (1)	$504	$607	$(103)	$1,644	$2,170	$(526)
EBT as a % of revenues	14%	15%	(1%)	15%	17%	(2%)

(1)	Earnings (loss) before taxes.
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
Equipment and services revenues mostly relate to sales of Mobile Station Modem (MSM), Radio Frequency (RF), Power Management (PM) and wireless connectivity integrated circuits. Approximately 156 million and 199 million MSM integrated circuits were sold in the third quarter of fiscal 2019 and 2018, respectively, and approximately 497 million and 623 million MSM integrated circuits were sold in the first nine months of fiscal 2019 and 2018, respectively.
Third quarter 2019 vs. 2018
QCT results in the third quarter of fiscal 2019 were negatively impacted by lower modem sales to Apple and a decline in demand from OEMs in China. The decrease in QCT equipment and services revenues was primarily due to:

-	$554 million in lower MSM and accompanying unit shipments

-	$219 million decrease due to lower average selling prices

-	$135 million in lower RFFE product revenues

+	$364 million due to favorable product mix
QCT EBT as a percentage of revenues decreased in the third quarter of fiscal 2019 primarily due to:

-	decrease in QCT revenues

+	decrease in operating expenses, primarily driven by actions under our Cost Plan and a decrease in the amount of research and development expense allocated to QCT in fiscal 2019
First nine months 2019 vs. 2018
QCT results in the first nine months of fiscal 2019 were negatively impacted by lower modem sales to Apple. The decrease in QCT equipment and services revenues in the first nine months of fiscal 2019 was primarily due to:

-	$1.67 billion in lower MSM and accompanying unit shipments

-	$575 million decrease due to lower average selling prices

-	$374 million in lower RFFE product revenues

+	$910 million increase due to favorable product mix
QCT EBT as a percentage of revenues decreased in the first nine months of fiscal 2019 primarily due to:

-	decrease in QCT revenues

+	decrease in operating expenses, primarily driven by actions under our Cost Plan and a decrease in the amount of research and development expense allocated to QCT in fiscal 2019
QCT accounts receivable decreased by 39% in the first nine months of fiscal 2019 from $1.36 billion to $836 million, primarily due to a decrease in revenues, as well as the impact of settling certain receivables in connection with the settlement agreements with Apple and its contract manufacturers. QCT inventories increased by 5% in the first nine months of fiscal 2019 from $1.68 billion to $1.77 billion, primarily due to an increase in the overall quantity of units on hand.
QTL Segment

	Three Months Ended			Nine Months Ended
(in millions)	June 30, 2019	June 24, 2018	Change	June 30, 2019	June 24, 2018	Change
Licensing revenues	$1,292	$1,443	$(151)	$3,433	$3,930	$(497)
EBT	$898	$1,027	$(129)	$2,162	$2,691	$(529)
EBT as a % of revenues	70%	71%	(1%)	63%	68%	(5%)
QTL results in the third quarter and first nine months of fiscal 2019 reflected the adoption of the new accounting guidance that requires us to estimate and recognize QTL royalties in the period in which the associated sales occur, resulting in an acceleration of royalty revenues by one quarter as compared to fiscal 2018. Fiscal 2018 results have not been adjusted for the adoption of the new accounting guidance.
As a result of the settlement with Apple and its contract manufacturers, QTL results for the third quarter of fiscal 2019 included royalties from Apple and its contract manufactures for sales made in the June 2019 quarter. Revenues in the first six months of fiscal 2019 and the first nine months of fiscal 2018 did not include royalties due on sales of Apple or other products by Apple’s contract manufacturers.
QTL revenues in the third quarter and first nine months of fiscal 2019 included $150 million and $450 million, respectively, of royalties due under a second interim agreement with Huawei. These payments represent minimum, non-refundable amounts for royalties due. QTL revenues in the third quarter and first nine months of fiscal 2018 included $500 million paid under an interim agreement with Huawei for royalties due after the second quarter of fiscal 2017. These payments do not reflect the full amount of royalties due under the underlying license agreement.
Third quarter 2019 vs. 2018
QTL licensing revenues in the third quarter of fiscal 2019, which primarily related to royalties due on sales made by our licensees in the June 2019 quarter, decreased compared to licensing revenues in the third quarter of fiscal 2018, which primarily related to royalties due on sales made by our licensees in the March 2018 quarter, primarily due to:

-	$350 million in lower royalty revenues from Huawei under the interim agreements

-	$163 million in lower estimated revenues per unit compared to revenues per reported unit

+	$328 million increase in estimated sales of CDMA-based products (including multi-mode products that also implement OFDMA) compared to reported sales of CDMA-based products

+	$34 million increase in royalty revenues recognized related to devices sold in prior periods, excluding the impact of Huawei

QTL EBT as a percentage of revenues decreased in the third quarter of fiscal 2019 primarily due to:

-	lower QTL revenues

-	higher research and development costs due to an increase in the amount of research and development expense allocated to QTL in fiscal 2019

+	lower selling, general and administrative expenses, primarily from lower litigation costs
First nine months 2019 vs. 2018
QTL licensing revenues in the first nine months of fiscal 2019, which primarily related to royalties due on sales made by our licensees in the December 2018, March 2019 and June 2019 quarters, decreased compared to licensing revenues in the first nine months of fiscal 2018, which primarily related to royalties due on sales made by our licensees in the September 2017, December 2017 and March 2018 quarters, primarily due to:

-	$532 million in lower estimated revenues per unit compared to revenues per reported unit

-	$50 million in lower royalty revenues from Huawei under the interim agreements

+	$47 million increase in royalty revenues recognized related to devices sold in prior periods, excluding the impact of Huawei

+	$39 million increase in estimated sales of CDMA-based products (including multi-mode products that also implement OFDMA) compared to reported sales of CDMA-based products
QTL EBT as a percentage of revenues decreased in the first nine months of fiscal 2019 primarily due to:

-	lower QTL revenues

-	higher research and development costs due to an increase in the amount of research and development expense allocated to QTL in fiscal 2019

+	lower selling, general and administrative expenses, primarily from lower litigation costs and lower bad debt expense
QTL accounts receivable increased by 4% in the first nine months of fiscal 2019 from $1.47 billion to $1.54 billion, primarily due to the adoption of the new accounting guidance, partially offset by the impact of settling approximately $960 million of receivables that were related to the short payment in the second quarter of fiscal 2017 of royalties due from Apple’s contract manufacturers in connection with the settlement agreements with Apple and its contract manufacturers.
QSI Segment

	Three Months Ended			Nine Months Ended
(in millions)	June 30, 2019	June 24, 2018	Change	June 30, 2019	June 24, 2018	Change
Equipment and services revenues	$18	$20	$(2)	$143	$80	$63
EBT	312	(7)	319	337	44	293
Third quarter 2019 vs. 2018
The increase in QSI EBT in the third quarter of fiscal 2019 was primarily due to:

+	$305 million increase in net gains on investments, primarily driven by a gain resulting from the initial public offering of one of our non-marketable equity investments

First nine months 2019 vs. 2018
The increase in QSI EBT in the first nine months of fiscal 2019 was primarily due to:

+	$268 million increase in net gains on investments, primarily driven by a gain resulting from the initial public offering of one of our non-marketable equity investments

+	$90 million increase resulting from higher revenues and lower costs associated with certain development contracts with an equity method investee

-	$46 million increase in impairment losses on investments, primarily related to an equity method investee

-	$21 million increase in our share of losses of an equity method investee
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
As we look forward to the next several months and beyond, we expect our business to be impacted by the following key items:

•
On April 16, 2019, we entered into settlement agreements with Apple and its contract manufacturers to dismiss all outstanding litigation between the parties. We also entered into a six-year global patent license agreement with Apple, effective as of April 1, 2019, which includes an option for Apple to extend for two additional years, and a multi-year chipset supply agreement with Apple. We began recognizing royalty revenues in the third quarter of fiscal 2019 for sales made by Apple and its contract manufacturers on or after April 1, 2019. Further, we expect our engineering costs will increase over time to support the multi-year chipset supply agreement.

•
On May 21, 2019, in United States Federal Trade Commission (FTC) v. QUALCOMM Incorporated, the court issued an Order ruling against us and imposing certain injunctive relief. We disagree with the court’s conclusions, interpretation of the facts and application of the law. Accordingly, we have filed a motion to stay certain of the remedies with, and have appealed the decision to, the Ninth Circuit Court of Appeals. Regulatory authorities in certain jurisdictions have investigated our business practices and instituted proceedings against us, and they or other regulatory authorities may do so in the future. Additionally, certain of our direct and indirect customers and licensees have pursued, and others may in the future pursue, litigation or arbitration against us related to our business. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, revenues, results of operations, financial condition and cash flows. Depending on the matter, various remedies that could result from an unfavorable resolution include, among others, the loss of our ability to enforce one or more of our patents; injunctions; monetary damages or fines or other orders to pay money; the issuance of orders to cease certain conduct or modify our business practices, such as requiring us to reduce our royalty rates, reduce the base on which our royalties are calculated, grant patent licenses to chipset manufacturers, sell chipsets to unlicensed OEMs or modify or renegotiate some or all of our existing license agreements; and determinations that some or all of our license agreements are invalid or unenforceable. These activities have required, and we expect that they will continue to require, the investment of significant management time and attention and have resulted, and we expect that they will continue to result, in increased legal costs until the respective matters are resolved. See “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies” and “Risk Factors” in this Quarterly Report, including the Risk Factors entitled “Efforts by some communications equipment manufacturers or their customers to avoid paying fair and reasonable royalties for the use of our intellectual property may require the investment of substantial management time and financial resources and may result in legal decisions or actions by governments, courts, regulators or agencies, Standards Development Organizations (SDOs) or other industry organizations that harm our business,” “Our business, particularly our licensing business, may suffer as a result of adverse rulings in government investigations or proceedings” and “Changes in our patent licensing practices, whether due to governmental investigations, private legal proceedings challenging those practices or otherwise, could adversely impact our business and results of operations.”

•
In the first quarter of fiscal 2019, we entered into a second interim agreement with Huawei in which Huawei agreed to make three quarterly payments of $150 million (for sales made in consecutive calendar quarters beginning with the quarter ended December 2018) as minimum, non-refundable payments for royalties due for sales of licensed products by Huawei during the relevant quarter. We recognized $450 million of royalty revenues in the first nine months of fiscal 2019 under the second interim agreement. These payments do not reflect the full amount of royalties due under the underlying license agreement. The second interim agreement concluded in the third quarter of fiscal 2019, and although negotiations continue, we have not reached a final agreement with Huawei. If no agreement is reached, Huawei may not make any other payments or may not make full payments under the underlying license agreement, which may result in significant legal costs and will negatively impact our future revenues, as well as our financial condition, results of operations and cash flows, until the dispute is resolved.

•	We expect our business, particularly QCT, to continue to be impacted by industry dynamics, including:

•
Increased concentration of device share among a few companies, particularly within the premium tier, resulting in significant supply chain leverage for those companies, and exacerbating the negative impact to our business and financial results to the extent those companies do not utilize our chipsets. For example, Huawei has taken, and we believe will continue to take, share in China from other Chinese OEMs, negatively impacting QCT as we sell a limited number of chipsets to Huawei as compared to many of those other OEMs, and the negative impact to our overall business of Huawei share gains at the expense of other Chinese OEMs may be further exacerbated if Huawei does not pay royalties to us under its license agreement, since our interim agreement has ended;

•	Decisions by companies to utilize their own internally-developed integrated circuit products and/or sell such products to others, including by bundling with other products;

•
Decisions by certain companies to utilize our competitors’ integrated circuit products in all or a portion of their devices. For example, we have not been the sole supplier of modems for iPhone products beginning with products that launched in September 2016, as Apple utilizes modems from one of our competitors in a portion of such devices. Apple began solely using one or more of our competitors’ modems, rather than our modems, in its 2018 iPhone release and is expected to do so in its upcoming 2019 iPhone release. As a result, QCT revenues from modem sales for iPhones have declined in the first nine months of fiscal 2019. For new chipset models, QCT does not expect to begin recording revenues under our recently announced multi-year chipset agreement with Apple until the second half of fiscal 2020;

•
Intense competition, particularly in China, as our competitors expand their product offerings and/or reduce the prices of their products as part of a strategy to attract new and/or retain existing customers;

•
Slow-down in handset demand as the industry transitions from 4G to 5G and continued reduction in demand in China, which is driven by further lengthening of replacement cycles as smartphone penetration increases and consumer demand is increasingly driven by new product launches and/or innovation cycles, as well as an increase in channel inventory in China that we expect will be drawn down in the second half of calendar 2019;

•	Continued growth of device share by Chinese OEMs in China and in regions outside of China; and

•	Increasing consumer demand for 3G/4G smartphone products in emerging regions driven by availability of lower-tier 3G/4G devices, partially offset by lengthening replacement cycles in China.

•	Current U.S./China trade relations and/or national security protection policies may negatively impact our business, growth prospects and results of operations.

•	We expect the ongoing rollout of 4G services in emerging regions will encourage competition and growth, bringing the benefits of 3G/4G LTE multi-mode to consumers.

•
Initial commercial 5G network deployments and device launches have begun and will continue in calendar 2019 and beyond. We believe that 5G technologies will empower a new era of smartphones and connected devices. We also believe that 5G will drive transformation across industries beyond traditional cellular communications that will create new business models and new services. We believe it is important that we remain a leader in 5G technology development, standardization, intellectual property creation and licensing of 5G technologies, and to be a leading developer and supplier of 5G integrated circuit products in order to sustain and grow our business long term.

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

In addition to the foregoing business and market-based matters, we continue to devote resources to working with and educating participants in the wireless value chain and governments as to the benefits of our licensing program and our extensive technology investments in promoting a highly competitive and innovative wireless industry. However, we expect that certain companies may continue to be dissatisfied with the need to pay reasonable royalties for the use of our technology and not welcome the success of our licensing program in enabling new, highly cost-effective competitors to their products. Accordingly, such companies, and/or governments or regulators, may continue to challenge our business model in various forums throughout the world.
Further discussion of risks related to our business is presented in the Risk Factors included in this Quarterly Report.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations, cash provided by our debt programs and proceeds from the issuance of common stock under our stock option and employee stock purchase plans. The following table presents selected financial information related to our liquidity as of June 30, 2019 and September 30, 2018 and for the first nine months of fiscal 2019 and 2018 (in millions):

	June 30, 2019	September 30, 2018	$ Change	% Change
Cash, cash equivalents and marketable securities	$14,394	$12,123	$2,271	19%
Accounts receivable, net	2,390	2,904	(514)	(18%)
Inventories	1,774	1,693	81	5%
Short-term debt	3,000	1,005	1,995	199%
Long-term debt	13,426	15,365	(1,939)	(13%)
Noncurrent income taxes payable	2,114	2,312	(198)	(9%)

	Nine Months Ended
	June 30, 2019	June 24, 2018	$ Change	% Change
Net cash provided by operating activities	$6,059	$4,331	$1,728	40%
Net cash (used) provided by investing activities	(469)	2,615	(3,084)	(118%)
Net cash used by financing activities	(3,446)	(3,506)	60	(2%)
The net increase in cash, cash equivalents and marketable securities was primarily due to net cash provided by operating activities, partially offset by $2.3 billion in cash dividends paid, $1.1 billion in payments to repurchase shares of our common stock, $570 million in capital expenditures and $225 million in payments of tax withholdings related to the vesting of share-based awards. The net increase in total cash provided by operating activities included the settlement with Apple and its contract manufacturers, as well as lower segment revenues and the impact of timing of payments of customer-related liabilities.
Our days sales outstanding, on a consolidated basis (excluding the impact of the settlement agreements with Apple and its contract manufacturers), increased to 44 at June 30, 2019, as compared to 30 at September 30, 2018. The increase in days sales outstanding was primarily due to the adoption of the new revenue recognition accounting guidance in the first quarter of fiscal 2019. The decrease in accounts receivable was primarily due to the settlement with Apple and its contract manufacturers and decrease in integrated circuit shipments, partially offset by the adoption of the new revenue recognition accounting guidance in the first quarter of fiscal 2019. Inventories remained largely flat in the first nine-months of fiscal 2019.
Debt. Our Revolving Credit Facility provides for unsecured revolving facility loans, swing line loans and letters of credit in the aggregate amount of up to $5.0 billion, of which $530 million and $4.47 billion will expire in February 2020 and November 2021, respectively. At June 30, 2019, no amounts were outstanding under the Revolving Credit Facility.
We have an unsecured commercial paper program, which provides for the issuance of up to $5.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. At June 30, 2019, we had $998 million of commercial paper outstanding with a weighted-average interest rate of 2.57% and weighted-average remaining days to maturity of 28 days.
In May 2017, we issued an aggregate principal amount of $11.0 billion in nine tranches of unsecured floating- and fixed-rate notes, of which $7.0 billion remains outstanding with maturity dates in 2023 through 2047. Effective interest rates were between 2.70% and 4.47% at June 30, 2019. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes.
In May 2015, we issued an aggregate principal amount of $10.0 billion in eight tranches of unsecured floating- and fixed-rate notes, of which $8.5 billion remains outstanding with maturity dates in 2020 through 2045. Effective interest rates were between 2.84% and 4.73% at June 30, 2019. Interest is payable in arrears quarterly for the floating-rate notes and semi-annually for the fixed-rate notes.
We may issue additional debt in the future. The amount and timing of such additional borrowings will be subject to a number of factors, including acquisitions and strategic investments, acceptable interest rates and changes in corporate income tax law, among other factors.
Additional information regarding our outstanding debt at June 30, 2019 is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Debt.”
Income Taxes. The Tax Legislation, which was signed into law during the first quarter of fiscal 2018, resulted in a $5.2 billion charge recognized in fiscal 2018 related to the Toll Charge. After application of certain tax credits (including excess tax credits that are expected to be generated in fiscal 2019), the total cash payment is expected to be $2.5 billion. The first payment was made on January 15, 2019. At June 30, 2019, we estimated remaining future payments of $2.3 billion for the Toll Charge, after application of certain tax credits (including excess tax credits that are expected to be generated in fiscal 2019), which is payable in installments over the next seven years. At June 30, 2019, we estimated the next installment due in January 2020 is $209 million and was included in other current liabilities.
Additional information regarding our income taxes is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 3. Income Taxes.”
Capital Return Program. In the fourth quarter of fiscal 2018, we announced a stock repurchase program authorizing us to repurchase up to $30 billion of our common stock. In fiscal 2018, we entered into three accelerated share repurchase agreements (ASR Agreements) to repurchase an aggregate of $16 billion of our common stock, with 178.4 million shares initially delivered to us under the ASR Agreements and retired. Pursuant to the terms of the ASR Agreements, the final number of shares and the average purchase price will be determined at the end of the applicable purchase periods, which are scheduled to occur in early September 2019 but may occur earlier in certain circumstances. In the first nine months of fiscal 2019, we repurchased and retired 17.7 million shares of our common stock for $1.1 billion, before commissions. At June 30, 2019, $7.8 billion remained authorized for repurchase under the stock repurchase program.
Our stock repurchase program has significantly reduced and we expect that it will continue to reduce the amount of cash that we have available to fund our operations including research and development, working capital, capital expenditures, acquisitions, investments, dividends and other corporate purposes; and increases our exposure to adverse economic, market, industry and competitive conditions and developments, and other changes in our business and our industry. This stock repurchase program has no expiration date. However, we periodically evaluate repurchases as a means of returning capital to stockholders to determine when and if repurchases are in the best interests of our stockholders and may accelerate, suspend, delay or discontinue repurchases at any time.
In the first nine months of fiscal 2019, we paid cash dividends totaling $2.3 billion, or $1.86 per share. On July 24, 2019, we announced a cash dividend of $0.62 per share on our common stock, payable on September 26, 2019 to stockholders of record as of the close of business on September 12, 2019. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders, among other factors.
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

•
Our purchase obligations at June 30, 2019, some of which relate to research and development activities and capital expenditures, totaled $2.2 billion and $890 million for fiscal 2019 and 2020, respectively, and $489 million thereafter.

•
Our research and development expenditures were $4.0 billion in the first nine months of fiscal 2019 and $5.6 billion in fiscal 2018, and we expect to continue to invest heavily in research and development for new technologies, applications and services for voice and data communications.

•
Cash outflows for capital expenditures were $570 million in the first nine months of fiscal 2019 and $784 million in fiscal 2018. We expect to continue to incur capital expenditures in the future to support our business, including research and development activities.

•
The EC imposed two fines on us, and $1.4 billion was accrued at June 30, 2019 (based on the exchange rate at June 30, 2019, including related foreign currency gains and accrued interest). We have provided, or intend to provide, additional financial guarantees in lieu of cash payment to satisfy the obligations while we appeal the EU’s decisions.

•
Beginning on August 4, 2019, for a period of 60 days, we have the option to acquire (and the minority owner has the option to sell) the minority ownership interest in the RF360 Holdings joint venture for $1.15 billion, and we expect one of such options to be exercised during this period. At June 30, 2019 and September 30, 2018, the accreted value of such amount was included in other current liabilities.

•
We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly, to open new opportunities for our technologies, obtain development resources, grow our patent portfolio or pursue new businesses.

Further, regulatory authorities in certain jurisdictions have investigated our business practices and instituted proceedings against us, including the lawsuit filed against us in the United States District Court for the Northern District of California by the FTC, in which a ruling was issued in favor of the FTC in May 2019, and they or other regulatory authorities may do so in the future. Additionally, certain of our direct and indirect customers and licensees, have pursued, and others may in the future pursue, litigation or arbitration against us related to our business. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, revenues, results of operations, financial condition and cash flows. See “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies” and “Risk Factors” in this Quarterly Report.
Contractual Obligations/Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).
Additional information regarding our financial commitments at June 30, 2019 is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 3. Income Taxes,” “Note 5. Debt” and “Note 6. Commitments and Contingencies.”
Critical Accounting Estimates
Revenue Recognition. As a result of the adoption of ASC 606, we revised our critical accounting estimates beginning in fiscal 2019 as follows.
We derive revenues principally from sales of integrated circuit products and licensing of our intellectual property. We grant licenses or otherwise provide rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture, sale or use of certain wireless products. Licensees pay royalties based on their sales of products incorporating or using our licensed intellectual property and may also pay a fixed license fee in one or more installments. Sales-based royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of complete licensed products, net of certain permissible deductions (including transportation, insurance, packing costs and other items). We broadly provide per unit royalty caps that apply to certain categories of complete wireless devices, namely smartphones, tablets and laptops, which in general, effectively provide for a maximum royalty amount per device. We estimate and recognize sales-based royalties on such licensed products in the period in which the associated sales occur, subject to certain constraints on our ability to estimate such royalties. Our estimates of sales-based royalties are based largely on an assessment of the volume of devices supplied into the market that incorporate or use our licensed intellectual property. We estimate sales-based royalties taking into consideration the mix of such sales on a licensee-by-licensee basis, as well as the licensees’ average wholesale prices of such products, and consider all information (historical, current and forecasted) that is reasonably available to us. Our licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter, which is generally the following quarter. As a result of recognizing revenues in the period in which the licensees’ sales occur using estimates, adjustments to revenues are required in subsequent periods to reflect changes in estimates as new information becomes available, primarily resulting from actual amounts reported by our licensees.
From time to time, regulatory authorities investigate our business practices, particularly with respect to our licensing business, and institute proceedings against us. Depending on the matter, various remedies that could result from an unfavorable resolution include, among others, the loss of our ability to enforce one or more of our patents; injunctions; monetary damages or fines or other orders to pay money; the issuance of orders to cease certain conduct or modify our business practices, such as requiring us to reduce our royalty rates, reduce the base on which our royalties are calculated, grant patent licenses to chipset manufacturers, sell chipsets to unlicensed OEMs or modify or renegotiate some or all of our existing license agreements; and determinations that some or all of our license agreements are invalid or unenforceable. Additionally, from time to time, companies initiate various strategies in an attempt to negotiate, renegotiate, reduce and/or eliminate their need to pay royalties to us for the use of our intellectual property, which may include disputing, underreporting, underpaying, not reporting and/or not paying royalties owed to us under their license agreements with us, or reporting to us in a manner that is not in compliance with their contractual obligations. In such cases, we estimate and recognize licensing revenues only when we have a contract, as defined in ASC 606, and to the extent it is probable that a significant reversal of cumulative revenues recognized will not occur, both of which may require significant judgment. We analyze the risk of a significant revenue reversal considering both the likelihood and magnitude of the reversal and, if necessary, constrain the amount of estimated revenues recognized in order to mitigate this risk, which may result in recognizing revenues less than amounts contractually owed to us.

On May 21, 2019, in United States Federal Trade Commission (FTC) v. QUALCOMM Incorporated, the court issued an Order ruling against us and imposing certain injunctive relief (see “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies”). While we believe that our business practices do not violate either antitrust law or our FRAND (fair, reasonable and non-discriminatory) licensing commitments, significant evaluation and judgment were required in determining the impact of such ruling on the amount of licensing revenues estimated and recognized in the third quarter of fiscal 2019. This included, among other items: (i) evaluating whether our license agreements remain valid and enforceable, (ii) evaluating licensees’ conduct and whether they remain committed to perform their respective obligations and (iii) determining the expected impact, if any, to the current period of any license agreements that may be renegotiated and/or are newly entered into as a result of the ruling while the stay and appeal are pending. Based on this evaluation, the impact of the ruling was not material to QTL licensing revenues in the third quarter of fiscal 2019 based on facts and factors currently known by us. As new information becomes available, we may be required to make adjustments to revenues in subsequent periods to reflect changes in estimates and/or this matter could have a material adverse effect on our ability to recognize future licensing revenues.
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
In addition, certain of our largest integrated circuit customers develop their own integrated circuit products, which they have in the past chosen to utilize in certain of their devices and may in the future choose to utilize in certain (or all) of their devices, rather than our products (and may sell their integrated circuit products to third parties in competition with us). Also, Apple, which has historically been one of our largest customers, now utilizes products of one of our competitors in many of their devices rather than our products, is solely utilizing one or more of our competitor’s products in its most recent smartphone launch. On April 16, 2019, we entered into a new multi-year chipset supply agreement with Apple. We do not expect to begin recording revenues under this agreement until the second half of fiscal 2020. However, Apple may continue to use our competitors’ products in one or more of its future devices and may develop and utilize its own modem products, rather than our products, in one or more of its future devices.
Further, political actions, including trade and/or national security protection policies, or other actions by governments, could limit or prevent us from transacting business with certain of our customers, or limit or prevent certain of our customers from transacting business with us.
The loss of any one of our significant customers, a reduction in the purchases of our products by such customers or the cancelation of significant purchases by any of these customers, whether due to the use of their own integrated circuit products, our competitors’ integrated circuit products, government restrictions or otherwise, would reduce our revenues and could harm our ability to achieve or sustain expected results of operations, and a delay of significant purchases, even if only temporary, would reduce our revenues in the period of the delay. Any such reduction in revenues would also impact our cash resources available for other purposes, such as research and development. Further, the concentration of device share among a few companies, and the corresponding purchasing power of these companies, may result in lower prices for our products which, if not accompanied by a sufficient increase in the volume of purchases of our products, could have an adverse effect on our revenues and margins. In addition, the timing and size of purchases by our significant customers may be impacted by the timing of such customers’ new or next generation product introductions, over which we have no control, and the timing and success of such introductions may cause our revenues and results of operations to fluctuate. Accordingly, if current industry dynamics and concentrations continue, our QCT segment’s revenues will continue to depend largely upon, and be impacted by, future purchases, and the timing and size of any such future purchases, by these significant customers.
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
From time to time, companies initiate various strategies to attempt to renegotiate, reduce or eliminate their need to pay royalties to us for the use of our intellectual property. These strategies have included: (i) litigation, often alleging infringement of patents held by such companies, patent misuse, patent exhaustion, patent invalidity or unenforceability of our patents or licenses, that we do not license our patents on fair, reasonable and nondiscriminatory (FRAND) terms, or some form of unfair competition or competition law violation; (ii) taking positions contrary to our understanding (and/or the plain language) of their contracts with us; (iii) appeals to governmental authorities; (iv) collective action, including working with wireless operators, standards bodies, other like-minded companies and other organizations, on both formal and informal bases, to adopt intellectual property policies and practices that could have the effect of limiting returns on intellectual property innovations; (v) lobbying governmental regulators and elected officials for the purpose of seeking the reduction of royalty rates or the base on which royalties are calculated, of seeking to impose some form of compulsory licensing or of weakening a patent holder’s ability to enforce its rights or obtain a fair return for such rights; and (vi) licensees using various strategies to attempt to shift their royalty obligation to their suppliers that results in lowering the wholesale (i.e., licensee’s) selling price on which the royalty is calculated.
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
We are currently subject to various litigation and governmental investigations and proceedings, including the lawsuit filed against us by the United States Federal Trade Commission (FTC). Certain of these matters are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.” We may become subject to other litigation or governmental investigations or proceedings in the future. Additionally, certain of our direct and indirect customers and licensees have pursued, and others may in the future pursue, litigation or arbitration against us related to our business. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, revenues, results of operations, financial condition and cash flows. Depending on the matter, various remedies that could result from an unfavorable resolution include, among others, the loss of our ability to enforce one or more of our patents; injunctions; monetary damages or fines or other orders to pay money; the issuance of orders to cease certain conduct or modify our business practices, such as requiring us to reduce our royalty rates, reduce the base on which our royalties are calculated, grant patent licenses to chipset manufacturers, sell chipsets to unlicensed OEMs or modify or renegotiate some or all of our existing license agreements; and determinations that some or all of our license agreements are invalid or unenforceable. If some or all of our license agreements are declared invalid or unenforceable and/or we are required to renegotiate these license agreements, we may not receive, or may not be able to recognize, some or any licensing or royalty revenues on the impacted license agreements unless and until we enter into new license agreements; and even licensees whose license agreements are not impacted may demand to renegotiate their agreements or invoke the dispute resolution provision in their agreements, and we may not be able to recognize some or any licensing or royalty revenues on such agreements. The renegotiation of new license agreements could lead to arbitration or litigation to resolve the licensing terms (which could be less favorable to us than existing terms), each of which could take several months or possibly years. Licensees may underreport, underpay, not report or not pay royalties owed to us pending the conclusion of such negotiations, arbitration or litigation. In addition to these issues concerning future licensing and royalty revenues, we may be sued for alleged overpayments of past royalties paid to us, including private antitrust actions seeking treble damages under U.S. antitrust laws. Further, if our Partial Stay motion in the FTC lawsuit is denied, even if the remedies imposed in that lawsuit are later overturned, it would cause irreparable harm to our business. Any such events could result in a materially negative impact on our financial condition, in which case we would have to significantly cut costs and other uses of cash, including in research and development, significantly impairing our ability to maintain product and technology leadership and invest in next generation technologies such as 5G. Further, depending on the breadth and severity of the circumstances above, we may have to reduce or eliminate our capital return programs, and our ability to timely pay our indebtedness may be impacted. If these events occur, our financial outlook and stock price could decline, possibly significantly. Further, a governmental body in a particular country or region may successfully assert and impose, remedies with effects that extend beyond the borders of that country or region. These challenges have required, and we expect that they will continue to require, the investment of significant management time and attention and have resulted, and we expect that they will continue to result, in increased legal costs until the respective matters are resolved.
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
We are currently subject to various governmental investigations and proceedings, particularly with respect to our licensing business, including the lawsuit filed against us by the FTC. Certain of these matters are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.” Key allegations or findings in those matters include, among others, that we violate FRAND licensing commitments by refusing to grant licenses to chipset makers, that our royalty rates are too high, that the base on which our royalties are calculated should be something less than the wholesale (i.e., licensee’s) selling price of the applicable device (minus certain permitted deductions), that we unlawfully require customers to execute a patent license before we sell them cellular modem chipsets, that we have entered into exclusive agreements with chipset customers that foreclose competition, and that we violate antitrust laws, engage in anticompetitive conduct and unfair methods of competition. We may become subject to other litigation or governmental investigations or proceedings in the future. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, revenues, results of operations, financial condition and cash flows. Depending on the matter, various remedies that could result from an unfavorable resolution include, among others, the loss of our ability to enforce one or more of our patents; injunctions; monetary damages or fines or other orders to pay money; the issuance of orders to cease certain conduct or modify our business practices, such as requiring us to reduce our royalty rates, reduce the base on which our royalties are calculated, grant patent licenses to chipset manufacturers, sell chipsets to unlicensed OEMs or modify or renegotiate some or all of our existing license agreements; and determinations that some or all of our license agreements are invalid or unenforceable. If some or all of our license agreements are declared invalid or unenforceable and/or we are required to renegotiate these license agreements, we may not receive, or may not be able to recognize, some or any licensing or royalty revenues on the impacted license agreements unless and until we enter into new license agreements; and even licensees whose license agreements are not impacted may demand to renegotiate their agreements or invoke the dispute resolution provision in their agreements, and we may not be able to recognize some or any licensing or royalty revenues on such agreements. The renegotiation of new license agreements could lead to arbitration or litigation to resolve the licensing terms (which could be less favorable to us than existing terms), each of which could take several months or possibly years. Licensees may underreport, underpay, not report or not pay royalties owed to us pending the conclusion of such negotiations, arbitration or litigation. In addition to these issues concerning future licensing and royalty revenues, we may be sued for alleged overpayments of past royalties paid to us, including private antitrust actions seeking treble damages under U.S. antitrust laws. Further, if our Partial Stay motion in the FTC lawsuit is denied, even if the remedies imposed in that lawsuit are later overturned, it would cause irreparable harm to our business. Any such events could result in a materially negative impact on our financial condition, in which case we would have to significantly cut costs and other uses of cash, including in research and development, significantly impairing our ability to maintain product and technology leadership and invest in next generation technologies such as 5G. Further, depending on the breadth and severity of the circumstances above, we may have to reduce or eliminate our capital return programs, and our ability to timely pay our indebtedness may be impacted. If these events occur, our financial outlook and stock price could decline, possibly significantly. Further, a governmental body in a particular country or region may successfully assert and impose, remedies with effects that extend beyond the borders of that country or region. These challenges have required, and we expect that they will continue to require, the investment of significant management time and attention and have resulted, and we expect that they will continue to result, in increased legal costs until the respective matters are resolved.
Changes in our patent licensing practices, whether due to governmental investigations, private legal proceedings challenging those practices or otherwise, could adversely impact our business and results of operations.
We are currently subject to various governmental investigations and proceedings and private legal proceedings challenging our patent licensing and chipset sales practices, including the lawsuit filed against us by the FTC. Certain of these matters are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.” Key allegations in those matters include, among others, that we violate FRAND licensing commitments by refusing to grant licenses to chipset makers, that our royalty rates are too high, that the base on which our royalties are calculated should be something less than the wholesale (i.e., licensee’s) selling price of the applicable device (minus certain permitted deductions), that we unlawfully require customers to execute a patent license before we sell them cellular modem chipsets, that we have entered into exclusive agreements with chipset customers that foreclose competition, and that we violate antitrust laws, engage in anticompetitive conduct and unfair methods of competition. We believe that one intent of these investigations and legal proceedings is to reduce the amount of royalties that licensees are required to pay to us for their use of our intellectual property. We may become subject to other litigation or governmental investigations or proceedings in the future.
We historically licensed our cellular standard-essential patents together with our other patents that may be useful to licensed products because licensees desired to obtain the commercial benefits of receiving such broad patent rights from us. However, we also licensed only our cellular standard-essential patents to certain licensees who have requested such licenses. In connection with our resolution with the China National Development and Reform Commission (NDRC), our standard practice in China since 2015 is to offer licenses to our 3G and 4G standard-essential Chinese patents for devices sold for use in China separately from our other patents. We currently offer licenses to only our cellular standard-essential patents (including 3G, 4G and 5G) for both single mode and multi-mode devices worldwide. A number of our licensees have entered into standard-essential patent only agreements on a worldwide basis, and we expect more of our licensees will do so in the future. Our royalty rates for licenses to only our cellular standard-essential patents are lower than our royalty rates for licenses to substantially all of our patent portfolio. If more licensees choose a license to only our cellular standard-essential patents instead of a portfolio license than has historically been the case, our licensing revenues and earnings would be negatively impacted unless we were able to license our other patents at rates that offset all or a portion of any difference between the royalties previously received for licenses of substantially all of our patent portfolio as compared to licenses of only our cellular standard-essential patents or there was a sufficient increase in the overall volume of sales of devices upon which royalties are paid.
If we were required to grant patent licenses to chipset manufacturers (which could lead to implementing a more complex, tiered licensing structure in which we license certain portions of our patent portfolio to chipset manufacturers and other portions to device manufacturers), we would incur additional transaction costs, which may be significant, and we could incur delays in recognizing revenues until license negotiations were completed. In addition, our licensing revenues and earnings would be negatively impacted if we were not able to obtain, in the aggregate, equivalent revenues under such a multi-level licensing structure.
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
If we are required to sell chipsets to OEMs that do not have a license to our patents, our licensing program could be negatively impacted by patent exhaustion claims raised by such unlicensed OEMs (i.e., claims that our sale of chipsets to such OEMs forecloses us from asserting any patents substantially embodied by the chipsets against such OEMs). Such sales would provide OEMs with a defense in the event we asserted our patents against them to obtain licensing revenue for those patents. This would have a material adverse effect on our licensing program and our results of operations, financial condition and cash flows.
To the extent that we were required to implement any of these new licensing and/or business practices, including by modifying, renegotiating our existing license agreements or pursuing other commercial arrangements, we would incur additional transaction costs, which may be significant, and we could incur delays in recognizing revenues until license negotiations were completed. The impact of any such changes to our licensing practices could vary widely and by jurisdiction, depending on the specific outcomes and the geographic scope of such outcomes. In addition, if we were required to make modifications to our licensing practices in one jurisdiction, licensees or governmental agencies in other jurisdictions may attempt to obtain similar outcomes for themselves or for such other jurisdictions, as applicable.
Finally, if our Partial Stay motion in the FTC lawsuit is denied, even if the remedies imposed in that lawsuit are later overturned, it would cause irreparable harm to our business.
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
We have had, and may in the future have, difficulty in certain circumstances in protecting or enforcing our intellectual property rights and contracts, including collecting royalties for use of our patent portfolio due to, among others: refusal by certain licensees to report and pay all or a portion of the royalties they owe to us; policies of foreign governments; challenges to our licensing practices under competition laws; adoption of mandatory licensing provisions by foreign jurisdictions; failure of foreign courts to recognize and enforce judgments of contract breach and damages issued by courts in the United States; and challenges before competition agencies to our licensing business and the pricing and integration of additional features and functionality into our chipset products. Certain licensees have disputed, underreported, underpaid, not reported and not paid royalties owed to us under their license agreements with us or reported to us in a manner that is not in compliance with their contractual obligations, and certain companies have yet to enter into or have delayed entering into or renewing license agreements for their use of our intellectual property, and such licensees and companies may continue to do so in the future. The fact that one or more licensees dispute, underreport, underpay, do not report and do not pay royalties owed to us may encourage other licensees to take similar actions and may encourage other licensees or unlicensed companies to delay entering into, or not enter into, new license agreements. Additionally, although our license agreements provide us with the right to audit the books and records of licensees, audits can be expensive, time consuming, incomplete and subject to dispute. Further, certain licensees may not comply with the obligation to provide full access to their books and records. To the extent we do not aggressively enforce our rights under our license agreements, licensees may not comply with their existing license agreements, and to the extent we do not aggressively pursue unlicensed companies to enter into license agreements with us for their use of our intellectual property, other unlicensed companies may not enter into license agreements. Similarly, we provide access to certain of our intellectual property and proprietary and confidential business information to our direct and indirect customers and licensees, who may wrongfully use such intellectual property and information or wrongfully disclose such intellectual property and information to third parties, including our competitors.
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
Our industry is subject to rapid technological change, evolving industry standards and frequent new product introductions, and we must make substantial research, development and other investments, such as acquisitions, in new products, services and technologies to compete successfully. Technological innovations generally require significant research and development efforts before they are commercially viable. While we continue to invest significant resources toward advancements primarily in support of 4G- and 5G-based technologies, we also invest in new and expanded product areas, and adjacent industry segments and applications by leveraging our existing technical and business expertise and through acquisitions.
In particular, our future growth significantly depends on new and expanded product areas, such as RFFE, and adjacent industry segments and applications outside of traditional cellular industries, such as automotive, IoT (including the connected home, smart cities, wearables, voice and music and robotics), networking, computing and AI, such as machine learning, among others; our ability to develop leading and cost-effective technologies, products and services for new and expanded product areas, adjacent industry segments and applications; and third parties incorporating our technologies, products and services into devices used in these product areas, industry segments and applications. Accordingly, we intend to continue to make substantial investments in these new and expanded product areas and adjacent industry segments and applications, and in developing new products, services and technologies for these product areas, industry segments and applications.
Our growth also depends significantly on our ability to develop 5G technologies, and to develop and commercialize products using 5G technologies.
However, our research, development and other investments in these new and expanded product areas and adjacent industry segments and applications, and corresponding technologies, products and services, as well as in our existing, technologies, products and services and new technologies, such as 5G, use of licensed, shared and unlicensed spectrum and convergence of cellular and Wi-Fi, may not succeed due to, among other reasons: new and expanded product areas and adjacent industry segments, applications and consumer demand may not develop or grow as anticipated; our strategies or the strategies of our customers, licensees or partners may not be successful; improvements in alternate technologies in ways that reduce the advantages we anticipate from our investments; competitors’ technologies, products or services being more cost effective, having more capabilities or fewer limitations or being brought to market faster than our new technologies, products and services; and competitors having longer operating histories in industry segments that are new to us. We may also underestimate the costs of or overestimate the future revenues or margins that could result from these investments, and these investments may not, or may take many years to, generate material returns. Further, the automotive industry is subject to long design-in time frames, long product life cycles and a high degree of regulatory and safety requirements, necessitating suppliers to the industry to comply with stringent qualification processes, very low defect rates and high reliability standards, all of which results in a significant barrier to entry and increased costs.
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

Our manufacturing operations depend on securing raw materials and other supplies in adequate quality and quantity in a timely manner from multiple suppliers, and in some cases, we rely on a limited number of suppliers, particularly in Asia. Accordingly, there may be cases where supplies of raw materials and other products are interrupted by disaster, accident or some other event at a supplier, supply is suspended due to quality or other issues, or there is a shortage of supply due to a rapid increase in demand, which could impact production and prevent us from supplying products to our customers. If the supply-demand balance is disrupted, it may considerably increase costs of manufacturing due to increased prices we pay for raw materials or fuel. From time to time, suppliers may extend lead times, limit the amounts supplied to us or increase prices due to capacity constraints or other factors. Additionally, supply of and costs of raw materials may be negatively impacted by trade and/or national security protection policies, such as tariffs, or actions by governments that limit or prevent us from transacting business with certain companies or that limit or prevent certain companies from transacting business with us, or escalating trade tensions, particularly with countries in Asia. Further, it may be difficult or impossible to substitute one piece of equipment for another or replace one type of material with another. A failure by our suppliers to deliver our requirements could result in disruptions to our manufacturing operations.
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
The continued and future success of our licensing programs requires us to continue to evolve our patent portfolio, and our licensing programs may be impacted by the proliferation of devices in new industry segments such as automotive and IoT, as well as the need to renew or renegotiate license agreements that are expiring or to cover additional future patents.
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
Additionally, supply and costs of raw materials may be negatively impacted by trade or national security protection policies, such as tariffs, or actions by governments that limit or prevent us from transacting business with certain companies or that limit or prevent certain companies from transacting business with us, or escalating trade tensions, particularly with countries in Asia.
While we have established alternate suppliers for certain technologies, we rely on sole- or limited-source suppliers for certain products, subjecting us to significant risks, including: possible shortages of raw materials or manufacturing capacity; poor product performance; and reduced control over delivery schedules, manufacturing capability and yields, quality assurance, quantity and costs. To the extent we have established alternate suppliers, these suppliers may require significant levels of support to bring complex technologies to production. As a result, we may invest a significant amount of effort and resources and incur higher costs to support and maintain such alternate suppliers. Further, any future consolidation of foundry suppliers could increase our vulnerability to sole- or limited-source arrangements and reduce our suppliers’ willingness to negotiate pricing, which could negatively impact our ability to achieve cost reductions and could increase our manufacturing costs. Our arrangements with our suppliers may obligate us to incur costs to manufacture and test our products that do not decrease at the same rate as decreases in pricing to our customers. Our ability, and that of our suppliers, to develop or maintain leading process technologies, including transitions to smaller geometry process technologies, and to effectively compete with the manufacturing processes and performance of our competitors, could impact our ability to introduce new products and meet customer demand, could increase our costs (possibly decreasing our margins) and could subject us to the risk of excess inventories. Any of the above could negatively impact our business, results of operations and cash flows.
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
From time to time, companies have asserted, and may again assert, patent, copyright and other intellectual property rights against our products or products using our technologies or other technologies used in our industry. These claims have resulted and may again result in our involvement in litigation. We may not prevail in such litigation given, among other factors, the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products or services were found to infringe another company’s intellectual property rights, we could be subject to an injunction or be required to redesign our products or services, which could be costly, or to license such rights or pay damages or other compensation to such other company. If we are unable to redesign our products or services, license such intellectual property rights used in our products or services or otherwise distribute our products (e.g., through a licensed supplier), we could be prohibited from making and selling such products or providing such services. In any potential dispute involving other companies’ patents or other intellectual property, our chipset foundries, semiconductor assembly and test providers and customers could also become the targets of litigation. We are contingently liable under certain product sales, services, license and other agreements to indemnify certain customers, chipset foundries and semiconductor assembly and test service providers against certain types of liability and damages arising from qualifying claims of patent infringement by products or services sold or provided by us, or by intellectual property provided by us to our chipset foundries and semiconductor assembly and test service providers. Reimbursements under indemnification arrangements could have an adverse effect on our results of operations and cash flows. Furthermore, any such litigation could severely disrupt the supply of our products and the businesses of our chipset customers and their customers, which in turn could harm our relationships with them and could result in a decline in our chipset sales or reductions in our licensees’ sales, causing a corresponding decline in our chipset or licensing revenues. Any claims, regardless of their merit, could be time consuming to address, result in costly litigation, divert the efforts of our technical and management personnel or cause product release or shipment delays, any of which could have an adverse effect on our results of operations and cash flows.
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
We engage in strategic acquisitions and other transactions, including joint ventures, and make investments, which we believe are important to the future of our business, with the goal of maximizing stockholder value. From time to time, we acquire businesses and other assets, including patents, technology, wireless spectrum and other intangible assets, enter into joint ventures or other strategic transactions and purchase minority equity interests in or make loans to companies that may be private and early-stage. Our strategic activities are generally focused on opening or expanding opportunities for our products and technologies and supporting the design and introduction of new products and services (or enhancing existing products or services) for voice and data communications and new industry segments. Recently, this included our RF360 Holdings joint venture with TDK Corporation. Many of our strategic activities entail a high degree of risk and require the use of significant amounts of capital, and investments may not become liquid for several years after the date of the investment, if at all. Our strategic activities may not generate financial returns or result in increased adoption or continued use of our technologies, products or services. We may underestimate the costs or overestimate the benefits, including product, revenue, cost and other synergies and growth opportunities that we expect to realize, and we may not achieve those benefits. In some cases, we may be required to consolidate or record our share of the earnings or losses of companies in which we have acquired ownership interests. In addition, we may record impairment charges related to our strategic activities. Any losses or impairment charges that we incur related to strategic activities will have a negative impact on our financial condition and results of operations, and we may continue to incur new or additional losses related to strategic assets or investments that we have not fully impaired or exited.
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
Government policies, particularly in China, that regulate the amount and timing of funds that may flow out of a country have impacted and may continue to impact the timing of our receipt of and/or ability to receive payments from our customers and licensees in China, which may negatively impact our cash flows.
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
Import/export regulations, such as the U.S. Export Administration Regulations administered by the U.S. Department of Commerce, are complex, change frequently, have generally become more stringent over time and have intensified under the current U.S. administration. If our customers or suppliers fail to comply with these regulations, we may be required to suspend activities with these customers or suppliers, which could negatively impact our results of operations. Additionally, we may be required to incur significant expense to comply with, or to remedy violations of, these regulations.
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
Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors, including factors which negatively impact our cash flows, such as licensees withholding some or all of the royalty payments they owe to us or our paying fines or modifying our business practices in connection with regulatory investigations or litigation, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things: refinance or restructure all or a portion of our indebtedness; reduce or delay planned capital or operating expenditures; reduce or eliminate our dividend payments; or sell selected assets. Such measures might not be sufficient to enable us to service our debt. In addition, any such refinancing, restructuring or sale of assets might not be available on economically favorable terms or at all, and if prevailing interest rates at the time of any such refinancing or restructuring are higher than our current rates, interest expense related to such refinancing or restructuring would increase. If there are adverse changes in the ratings assigned to our debt securities by credit rating agencies, our borrowing costs, our ability to access debt in the future and the terms of such debt could be adversely affected.
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
We are subject to income taxes in the United States and numerous foreign jurisdictions, including Singapore where our QCT segment’s non-U.S. headquarters is located. Significant judgment is required in determining our provision for income taxes. We regularly are subject to examination of our tax returns and reports by taxing authorities in the United States federal jurisdiction and various state and foreign jurisdictions, most notably in countries where we earn a routine return and the tax authorities believe substantial value-add activities are performed. Our current examinations are at various stages with respect to assessments, claims, deficiencies and refunds. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts giving rise to a revision become known. Although we believe that our tax estimates are reasonable, the final determination of tax audits and any related legal proceedings could materially differ from amounts reflected in our historical income tax provisions and accruals. In such case, our income tax provision, results of operations and cash flows in the period or periods in which that determination is made could be negatively affected.
The United States Treasury Department has issued proposed regulations on several provisions of the Tax Legislation, including foreign tax credits, FDII, BEAT and interest expense deduction limitations, which are expected to be finalized in the next several months. When finalized, these proposed regulations may adversely affect our provision for income taxes, results of operations and/or cash flows.
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
Global, regional or local economic conditions, or political actions including trade and/or national security protection policies, such as tariffs, that impact the mobile communications industry or the other industries in which we operate could negatively affect the demand for our products and services and our customers’ or licensees’ products and services, which may negatively affect our revenues.

A decline in global, regional or local economic conditions or a slow-down in economic growth, or political actions including trade and/or national security protection policies, such as tariffs, or actions by governments that limit or prevent us from transacting business with certain companies or that limit or prevent certain companies from transacting business with us, particularly in geographic regions with high concentrations of wireless voice and data users or high concentrations of our customers or licensees, could have adverse, wide-ranging effects on demand for our products and services and for the products and services of our customers or licensees, particularly equipment manufacturers or others in the wireless communications industry who buy their products, such as wireless operators. Any prolonged economic downturn or “trade war” may result in a decrease in demand for our products and technologies; a decrease in demand for the products of our customers or licensees; the insolvency of key suppliers, customers or licensees; delays in reporting or payments from our licensees or customers; failures by counterparties; and negative effects on wireless device inventories. In addition, our customers’ ability to purchase or pay for our products and services and network operators’ ability to upgrade their wireless networks could be adversely affected by economic conditions, leading to a reduction, cancelation or delay of orders for our products and services.
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
Our customers sell their products throughout the world in various currencies. Our consolidated revenues from international customers and licensees accounted for a significant portion of our total revenues in each of the last three fiscal years. Adverse movements in currency exchange rates may negatively affect our business, revenues, results of operations and cash flows due to a number of factors, including, among others:

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2018 Annual Report on Form 10-K. At June 30, 2019, there have been no material changes to the financial market risks described at September 30, 2018. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting in the third quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities in the third quarter of fiscal 2019 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
April 1, 2019 to April 28, 2019	—	$—	—	$7,838
April 29, 2019 to May 26, 2019	119	70.26	119	7,829
May 27, 2019 to June 30, 2019	811	74.02	811	7,769
Total	930		930

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)
On July 26, 2018, we announced a new repurchase program authorizing us to repurchase up to $30 billion of our common stock. At June 30, 2019, $7.8 billion remained authorized for repurchase. The stock repurchase program has no expiration date.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (1)	8-K	1/13/2016	2.1
2.2	Amendment #1, dated December 20, 2016, to Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (1)	10-Q	1/25/2017	2.3
2.3	Amendment #2, dated January 19, 2017, to Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (1)	10-Q	1/25/2017	2.4
2.4	Amendment #3, dated February 3, 2017, to Master Transaction Agreement, dated January 13, 2016, by and among Qualcomm Global Trading Pte. Ltd., each other Purchaser Group member, TDK Japan, each other Seller Group member, and, solely for purposes of Section 10.9 thereof, QUALCOMM Incorporated. (1)	10-Q	4/19/2017	2.6
3.1	Amended and Restated Certificate of Incorporation.	8-K	4/20/2018	3.1
3.2	Amended and Restated Bylaws.	8-K	7/17/2018	3.1
4.1	Indenture, dated May 20, 2015, between the Company and U.S. Bank National Association, as trustee.	8-K	5/21/2015	4.1
4.2	Officers’ Certificate, dated May 20, 2015, for the Floating Rate Notes due 2018, the Floating Rate Notes due 2020, the 1.400% Notes due 2018, the 2.250% Notes due 2020, the 3.000% Notes due 2022, the 3.450% Notes due 2025, the 4.650% Notes due 2035 and the 4.800% Notes due 2045.	8-K	5/21/2015	4.2
4.3	Form of Floating Rate Notes due 2020.	8-K	5/21/2015	4.4
4.4	Form of 2.250% Notes due 2020.	8-K	5/21/2015	4.6
4.5	Form of 3.000% Notes due 2022.	8-K	5/21/2015	4.7
4.6	Form of 3.450% Notes due 2025.	8-K	5/21/2015	4.8
4.7	Form of 4.650% Notes due 2035.	8-K	5/21/2015	4.9
4.8	Form of 4.800% Notes due 2045.	8-K	5/21/2015	4.10
4.9	Officers’ Certificate, dated May 26, 2017, for the Floating Rate Notes due 2019, the Floating Rate Notes due 2020, the Floating Rate Notes due 2023, the 1.850% Notes due 2019, the 2.100% Notes due 2020, the 2.600% Notes due 2023, the 2.900% Notes due 2024, the 3.250% Notes due 2027 and the 4.300% Notes due 2047.	8-K	5/31/2017	4.2
4.10	Form of Floating Rate Notes due 2023.	8-K	5/31/2017	4.5
4.11	Form of 2.600% Notes due 2023.	8-K	5/31/2017	4.8
4.12	Form of 2.900% Notes due 2024.	8-K	5/31/2017	4.9
4.13	Form of 3.250% Notes due 2027.	8-K	5/31/2017	4.10

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
4.14	Form of 4.300% Notes due 2047.	8-K	5/31/2017	4.11
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steve Mollenkopf.				X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David Wise.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Steve Mollenkopf.				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for David Wise.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.				X
(1) The Company shall furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
/s/ David Wise
David Wise
Senior Vice President and Interim Chief Financial Officer

Dated: July 31, 2019