Form 10-Q
period 2019-12-29
QUALCOMM INC/DE
filed 2020-02-05
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock was 1,143,042,806 at February 3, 2020.

QUALCOMM Incorporated
Form 10-Q
For the Quarter Ended December 29, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	December 29, 2019	September 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$11,109	$11,839
Marketable securities	314	421
Accounts receivable, net	2,737	2,471
Inventories	1,420	1,400
Other current assets	625	634
Total current assets	16,205	16,765
Deferred tax assets	1,254	1,196
Property, plant and equipment, net	3,171	3,081
Goodwill	6,297	6,282
Other intangible assets, net	2,045	2,172
Other assets	4,139	3,461
Total assets	$33,111	$32,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,718	$1,368
Payroll and other benefits related liabilities	939	1,048
Unearned revenues	511	565
Short-term debt	2,498	2,496
Other current liabilities	3,528	3,458
Total current liabilities	9,194	8,935
Unearned revenues	1,061	1,160
Income taxes payable	2,054	2,088
Long-term debt	13,437	13,437
Other liabilities	2,852	2,428
Total liabilities	28,598	28,048

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,143 and 1,145 shares issued and outstanding, respectively	—	343
Retained earnings	4,376	4,466
Accumulated other comprehensive income	137	100
Total stockholders’ equity	4,513	4,909
Total liabilities and stockholders’ equity	$33,111	$32,957

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 29, 2019	December 30, 2018
Revenues:
Equipment and services	$3,534	$3,754
Licensing	1,543	1,088
Total revenues	5,077	4,842
Costs and expenses:
Cost of revenues	2,113	2,188
Research and development	1,406	1,269
Selling, general and administrative	528	526
Other	—	149
Total costs and expenses	4,047	4,132
Operating income	1,030	710
Interest expense	(148)	(156)
Investment and other income, net	65	5
Income before income taxes	947	559
Income tax (expense) benefit	(22)	509
Net income	$925	$1,068

Basic earnings per share	$0.81	$0.88
Diluted earnings per share	$0.80	$0.87
Shares used in per share calculations:
Basic	1,144	1,213
Diluted	1,159	1,223

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	December 29, 2019	December 30, 2018
Net income	$925	$1,068
Other comprehensive income (loss), net of income taxes:
Foreign currency translation gains (losses)	31	(24)
Net unrealized losses on available-for-sale securities	—	(5)
Net unrealized gains on derivative instruments	3	16
Other gains	8	—
Certain reclassifications included in net income	(5)	1
Total other comprehensive income (loss)	37	(12)
Comprehensive income	$962	$1,056

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 29, 2019	December 30, 2018
Operating Activities:
Net income	$925	$1,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	351	353
Income tax provision less than income tax payments	(131)	(663)
Non-cash portion of share-based compensation expense	294	230
Net (gains) losses on marketable securities and other investments	(79)	37
Indefinite and long-lived asset impairment charges	—	150
Impairment losses on other investments	72	9
Other items, net	(26)	(34)
Changes in assets and liabilities:
Accounts receivable, net	(262)	415
Inventories	(17)	(18)
Other assets	(119)	(148)
Trade accounts payable	396	(403)
Payroll, benefits and other liabilities	(171)	(578)
Unearned revenues	(115)	(62)
Net cash provided by operating activities	1,118	356
Investing Activities:
Capital expenditures	(296)	(152)
Proceeds from sales and maturities of debt and equity marketable securities	129	35
Acquisitions and other investments, net of cash acquired	(75)	(56)
Proceeds from other investments	26	23
Other items, net	13	(2)
Net cash used by investing activities	(203)	(152)
Financing Activities:
Proceeds from short-term debt	558	1,784
Repayment of short-term debt	(558)	(1,790)
Proceeds from issuance of common stock	23	28
Repurchases and retirements of common stock	(762)	(1,019)
Dividends paid	(710)	(750)
Payments of tax withholdings related to vesting of share-based awards	(201)	(139)
Other items, net	(9)	(1)
Net cash used by financing activities	(1,659)	(1,887)
Changes in cash and cash equivalents held for sale	—	(25)
Effect of exchange rate changes on cash and cash equivalents	14	(3)
Net decrease in total cash and cash equivalents	(730)	(1,711)
Total cash and cash equivalents at beginning of period	11,839	11,777
Total cash and cash equivalents at end of period	$11,109	$10,066

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 29, 2019	December 30, 2018
Total stockholders’ equity, beginning balance	$4,909	$807

Common stock and paid-in capital:
Balance at beginning of period	$343	$—
Common stock issued under employee benefit plans and the related tax benefits	21	27
Repurchases and retirements of common stock	(481)	(137)
Share-based compensation	318	249
Tax withholdings related to vesting of share-based payments	(201)	(139)
Balance at end of period	—	—

Retained earnings:
Balance at beginning of period	4,466	542
Cumulative effect of accounting changes	—	3,455
Net income	925	1,068
Repurchases and retirements of common stock	(281)	(882)
Dividends	(734)	(768)
Balance at end of period	4,376	3,415

Accumulated other comprehensive income:
Balance at beginning of period	100	265
Cumulative effect of accounting changes	—	(51)
Other comprehensive income (loss)	37	(12)
Balance at end of period	137	202

Total stockholders’ equity, ending balance	$4,513	$3,617

Dividends per share announced	$0.62	$0.62

See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies Update
Financial Statement Preparation. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 29, 2019. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three months ended December 29, 2019 and December 30, 2018 included 13 weeks.
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
Recently Adopted Accounting Guidance.
Leases: In February 2016, the FASB issued new accounting guidance related to leases (ASC 842) that outlines a new comprehensive lease accounting model and requires expanded disclosures. Under the new accounting guidance, we are required to recognize right-of-use assets and corresponding lease liabilities on the consolidated balance sheet. We adopted ASC 842 in the first quarter of fiscal 2020 using the modified retrospective approach, with the cumulative effect of initial adoption recorded as an adjustment to our opening condensed consolidated balance sheet at September 30, 2019. We elected to not record leases with a term of 12 months or less on our consolidated balance sheet. In addition, we applied the package of practical expedients permitted under the transition guidance, which among other things, does not require reassessment of lease classification upon adoption. Prior period results have not been restated and continue to be reported in accordance with the accounting guidance in effect for those periods (ASC 840).
Upon adoption, we recorded $449 million of operating lease assets in other assets and $500 million of corresponding lease liabilities ($127 million recorded in other current liabilities and $373 million recorded in other liabilities). The difference between the operating lease assets and liabilities of $51 million primarily related to deferred rent liabilities that existed as of the date of adoption. Finance leases were not material for all periods presented. Adoption of the new accounting guidance did not have a material impact on our condensed consolidated statements of operations or cash flows.
Accounting Policy Update.
Leases: As a result of the adoption of ASC 842, we revised our lease accounting policy beginning in fiscal 2020 as follows.
Operating lease assets and liabilities are recognized for leases with lease terms greater than 12 months based on the present value of the future lease payments over the lease term at the commencement date. Operating leases are included in other assets, other current liabilities and other liabilities on our consolidated balance sheet. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such option. We account for substantially all lease and related non-lease components together as a single lease component. Operating lease expense is recognized on a straight-line basis over the lease term.
Recent Accounting Guidance Not Yet Adopted.
Financial Assets: In June 2016, the FASB issued new accounting guidance that changes the accounting for recognizing impairments of financial assets. Under the new accounting guidance, credit losses for financial assets held at amortized cost (such as accounts receivable) will be estimated based on expected losses rather than the current incurred loss impairment model. The new accounting guidance also modifies the impairment model for available-for-sale debt securities. These changes will result in earlier recognition of credit losses, if any. The new accounting guidance generally requires the modified retrospective transition method, with the cumulative effect of applying the new accounting guidance recognized as an adjustment to opening retained earnings in the year of adoption, except for certain financial assets where the prospective transition method is required, such as available-for-sale debt securities for which an other-than-temporary impairment has been recorded. We will adopt the new accounting guidance in the first quarter of fiscal 2021, and the impact of this new

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

accounting guidance will largely depend on the composition and credit quality of our investment portfolio, as well as economic conditions, at the time of adoption.
Note 2. Composition of Certain Financial Statement Items

Inventories (in millions)
	December 29, 2019	September 29, 2019
Raw materials	$75	$77
Work-in-process	725	667
Finished goods	620	656
	$1,420	$1,400

Short-term debt (in millions)
	December 29, 2019	September 29, 2019
Commercial paper	$499	$499
Current portion of long-term debt	1,999	1,997
	$2,498	$2,496

Revolving Credit Facility. We have an Amended and Restated Revolving Credit Facility (Revolving Credit Facility) that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $5.0 billion, of which $530 million and $4.47 billion expire on February 18, 2020 and November 8, 2021, respectively. At December 29, 2019, no amounts were outstanding under the Revolving Credit Facility.
Revenues. We disaggregate our revenues by segment (Note 6) and type of products and services (as presented on our condensed consolidated statement of operations), as we believe this best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. Substantially all of QCT’s (Qualcomm CDMA Technologies) revenues consist of equipment revenues that are recognized at a point in time, and substantially all of QTL’s (Qualcomm Technology Licensing) revenues represent licensing revenues that are recognized over time.
Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were $92 million and $72 million for the three months ended December 29, 2019 and December 30, 2018, respectively, and primarily related to QTL royalty revenues recognized related to devices sold in prior periods and certain customer incentives.
Unearned revenues (which are considered contract liabilities) consist primarily of license fees for intellectual property with continuing performance obligations. In the three months ended December 29, 2019 and December 30, 2018, we recognized revenues of $178 million and $133 million, respectively, that were recorded as unearned revenues at September 29, 2019 and October 1, 2018, respectively.
Remaining performance obligations, substantially all of which are included in unearned revenues, represent the aggregate amount of the transaction price of certain customer contracts yet to be recognized as revenues as of the end of the reporting period and exclude revenues related to (a) contracts that have an original expected duration of one year or less and (b) sales-based royalties (i.e., future royalty revenues) pursuant to our license agreements. Our remaining performance obligations are primarily comprised of certain customer contracts for which QTL received license fees upfront. At December 29, 2019, we had $1.6 billion of remaining performance obligations, of which $372 million, $462 million, $449 million, $198 million and $50 million was expected to be recognized as revenues for the remainder of fiscal 2020 and each of the subsequent four years from fiscal 2021 through 2024, respectively, and $26 million thereafter.
Other Income, Costs and Expenses. Other expenses in the three months ended December 30, 2018 consisted of $180 million, in restructuring and restructuring-related charges related to our Cost Plan that concluded in fiscal 2019, partially offset by a $31 million benefit related to a favorable legal settlement.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investment and Other Income, Net (in millions)
	Three Months Ended
	December 29, 2019	December 30, 2018
Interest and dividend income	$69	$74
Net gains (losses) on marketable securities	31	(72)
Net gains on other investments	48	35
Impairment losses on other investments	(72)	(9)
Net gains (losses) on derivative investments	2	(8)
Equity in net losses of investees	(10)	(21)
Net (losses) gains on foreign currency transactions	(3)	6
	$65	$5

Note 3. Income Taxes
We estimate our annual effective income tax rate to be 11% for fiscal 2020, which is lower than the U.S. federal statutory rate since a significant portion of our income qualifies for preferential treatment as foreign-derived intangible income (FDII) at a 13% effective tax rate and due to benefits from our research and development tax credit. The effective tax rate of 2% for the first quarter of fiscal 2020 was lower than the estimated annual effective tax rate of 11% due to $102 million of discrete net tax benefits recorded in the first quarter of fiscal 2020, primarily related to excess tax benefits associated with share-based awards that vested in the first fiscal quarter, valuation allowance release on capital loss carryforwards and foreign currency gains on a noncurrent receivable related to our refund claim of Korean withholding tax. The effective tax rate of 91% benefit for the first quarter of fiscal 2019 included a $570 million tax benefit due to establishing new U.S. net deferred tax assets from making certain check-the-box elections.
The United States Treasury Department has issued proposed regulations on several provisions of the 2017 Tax Cuts and Jobs Act, including FDII and interest expense deduction limitations, which are expected to be finalized in the next several months. When finalized, these proposed regulations may adversely affect our provision for income taxes, results of operations and/or cash flows.
Unrecognized tax benefits were $1.8 billion and $1.7 billion at December 29, 2019 and September 29, 2019, respectively, and primarily relates to our refund claim of Korean withholding tax. If successful, the refund will result in a corresponding reduction in U.S. foreign tax credits. We expect that the total amount of unrecognized tax benefits at December 29, 2019 will increase in the next 12 months as licensees in Korea continue to withhold taxes on future payments due under their licensing agreements at a rate higher than we believe is owed; such increase is not expected to have a significant impact on our income tax provision.
Note 4. Capital Stock
Stock Repurchase Program. On July 26, 2018, we announced a stock repurchase program authorizing us to repurchase up to $30 billion of our common stock.
In the three months ended December 29, 2019 and December 30, 2018, we repurchased and retired 9.2 million and 16.8 million shares for $762 million and $1.0 billion, respectively, before commissions. To reflect share repurchases in the consolidated balance sheet, we (i) reduce common stock for the par value of the shares, (ii) reduce paid-in capital for the amount in excess of par to zero during the quarter in which the shares are repurchased and (iii) record the residual amount to retained earnings, if any. At December 29, 2019, $6.3 billion remained authorized for repurchase under our stock repurchase program. Since December 29, 2019, we repurchased and retired 2.9 million shares of common stock for $260 million.
Dividends. On January 17, 2020, we announced a cash dividend of $0.62 per share on our common stock, payable on March 26, 2020 to stockholders of record as of the close of business on March 5, 2020.
Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed by dividing net income by the combination of the weighted-average number of dilutive common share equivalents, comprised of shares issuable under our share-based compensation plans and shares subject to accelerated share repurchase agreements, if

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

any, and the weighted-average number of common shares outstanding during the reporting period. The following table provides information about the diluted earnings per share calculation (in millions):

	Three Months Ended
	December 29, 2019	December 30, 2018
Dilutive common share equivalents included in diluted shares	15.0	10.3
Shares of common stock equivalents not included because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period	0.2	11.7

Note 5. Commitments and Contingencies
Legal and Regulatory Proceedings.
3226701 Canada, Inc. v. QUALCOMM Incorporated et al: On November 30, 2015, a securities class action complaint was filed by purported stockholders of us in the United States District Court for the Southern District of California against us and certain of our current and former officers. On April 29, 2016, the plaintiffs filed an amended complaint. On January 27, 2017, the court dismissed the amended complaint in its entirety, granting leave to amend. On March 17, 2017, the plaintiffs filed a second amended complaint, alleging that we and certain of our current and former officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and misleading statements regarding our business outlook and product development between November 19, 2014 and July 22, 2015. The second amended complaint sought unspecified damages, interest, attorneys’ fees and other costs. On May 8, 2017, we filed a motion to dismiss the second amended complaint. On October 20, 2017, the court entered an order granting in part our motion to dismiss, and on November 29, 2017, the court entered an order granting the remaining portions of our motion to dismiss. On December 28, 2017, the plaintiffs filed an appeal to the United States Court of Appeals for the Ninth Circuit (Ninth Circuit). A hearing was held on July 11, 2019, and on July 23, 2019, the Ninth Circuit affirmed the District Court’s dismissal of the second amended complaint in its entirety. On August 29, 2019, the Ninth Circuit denied the plaintiffs’ request for en banc review. The plaintiffs did not file a petition for certiorari to request that the United States Supreme Court hear the matter prior to the November 27, 2019 deadline. Accordingly, the dismissal is final.
Consolidated Securities Class Action Lawsuit: On January 23, 2017 and January 26, 2017, securities class action complaints were filed by purported stockholders of us in the United States District Court for the Southern District of California against us and certain of our current and former officers and directors. The complaints alleged, among other things, that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with certain allegations that we are or were engaged in anticompetitive conduct. The complaints sought unspecified damages, interest, fees and costs. On May 4, 2017, the court consolidated the two actions and appointed lead plaintiffs. On July 3, 2017, the lead plaintiffs filed a consolidated amended complaint asserting the same basic theories of liability and requesting the same basic relief. On September 1, 2017, we filed a motion to dismiss the consolidated amended complaint. On March 18, 2019, the court denied our motion to dismiss the complaint. On January 15, 2020, we filed a motion for judgment on the pleadings. The court has not yet ruled on our motion. We believe the plaintiffs’ claims are without merit.
In re Qualcomm/Broadcom Merger Securities Litigation: On June 8, 2018 and June 26, 2018, securities class action complaints were filed by purported stockholders of us in the United States District Court for the Southern District of California against us and two of our current officers. The complaints alleged, among other things, that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by failing to disclose that we had submitted a notice to the Committee on Foreign Investment in the United States (CFIUS) in January 2018. The complaints sought unspecified damages, interest, fees and costs. On January 22, 2019, the court appointed the lead plaintiff in the action. On March 18, 2019, the plaintiffs filed a consolidated complaint asserting the same basic theories of liability and requesting the same basic relief. On May 10, 2019, we filed a motion to dismiss the consolidated complaint. The court has not yet ruled on our motion. We believe the plaintiffs’ claims are without merit.
Consumer Class Action Lawsuit: Since January 18, 2017, a number of consumer class action complaints have been filed against us in the United States District Courts for the Southern and Northern Districts of California, each on behalf of a putative class of purchasers of cellular phones and other cellular devices. At December 29, 2019, twenty-two such cases remained outstanding. In April 2017, the Judicial Panel on Multidistrict Litigation transferred the cases that had been filed in the Southern District of California to the Northern District of California. On May 15, 2017, the court entered an order appointing the plaintiffs’ co-lead counsel. On July 11, 2017, the plaintiffs filed a consolidated amended complaint alleging

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

that we violated California and federal antitrust and unfair competition laws by, among other things, refusing to license standard-essential patents to our competitors, conditioning the supply of certain of our baseband chipsets on the purchaser first agreeing to license our entire patent portfolio, entering into exclusive deals with companies, including Apple Inc., and charging unreasonably high royalties that do not comply with our commitments to standard setting organizations. The complaint seeks unspecified damages and disgorgement and/or restitution, as well as an order that we be enjoined from further unlawful conduct. On August 11, 2017, we filed a motion to dismiss the consolidated amended complaint. On November 10, 2017, the court denied our motion, except to the extent that certain claims seek damages under the Sherman Antitrust Act. On July 5, 2018, the plaintiffs filed a motion for class certification, and the court granted that motion on September 27, 2018. On January 23, 2019, the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) granted us permission to appeal the court’s class certification order. On January 24, 2019, the court stayed the case pending our appeal. On December 2, 2019, a hearing on our appeal of the class certification order was held before the Ninth Circuit. The Ninth Circuit has not yet ruled on our appeal. We believe the plaintiffs’ claims are without merit.
Canadian Consumer Class Action Lawsuits: Since November 9, 2017, eight consumer class action complaints have been filed against us in Canada (in the Ontario Superior Court of Justice, the Supreme Court of British Columbia and the Quebec Superior Court), each on behalf of a putative class of purchasers of cellular phones and other cellular devices, alleging various violations of Canadian competition and consumer protection laws. The claims are similar to those in the U.S. consumer class action complaint. The complaints seek unspecified damages. One of the complaints in the Supreme Court of British Columbia has since been discontinued by the plaintiffs. We have not yet answered the complaints. We expect the Ontario and British Columbia complaints will be consolidated into one proceeding in British Columbia with a class certification hearing no earlier than late 2020. Once the certification hearing is scheduled, we expect the court to set a timetable for the exchange of evidence and briefing. As to the complaint filed in Quebec, on April 15, 2019, the Quebec Superior Court held a class certification hearing, and on April 30, 2019, the court issued an order certifying a class. We are awaiting the court to set a timetable for pre-trial steps, including discovery, as well as the exchange of expert evidence. We do not expect the trial to occur before 2022. We believe the plaintiffs’ claims are without merit.
Korea Fair Trade Commission (KFTC) Investigation: On March 17, 2015, the KFTC notified us that it was conducting an investigation of us relating to the Korean Monopoly Regulation and Fair Trade Act (MRFTA). On December 27, 2016, the KFTC announced that it had reached a decision in the investigation, finding that we violated provisions of the MRFTA. On January 22, 2017, we received the KFTC’s formal written decision, which found that the following conducts violate the MRFTA: (i) refusing to license, or imposing restrictions on licenses for, cellular communications standard-essential patents with competing modem chipset makers; (ii) conditioning the supply of modem chipsets to handset suppliers on their execution and performance of license agreements with us; and (iii) coercing agreement terms including portfolio license terms, royalty terms and free cross-grant terms in executing patent license agreements with handset makers. The KFTC’s decision orders us to: (a) upon request by modem chipset companies, engage in good-faith negotiations for patent license agreements, without offering unjustifiable conditions, and if necessary submit to a determination of terms by an independent third party; (b) not demand that handset companies execute and perform under patent license agreements as a precondition for purchasing modem chipsets; (c) not demand unjustifiable conditions in our license agreements with handset companies, and upon request renegotiate existing patent license agreements; and (d) notify modem chipset companies and handset companies of the decision and order imposed on us and report to the KFTC new or amended agreements. According to the KFTC’s decision, the foregoing will apply to transactions between us and the following enterprises: (1) handset manufacturers headquartered in Korea and their affiliate companies; (2) enterprises that sell handsets in or to Korea and their affiliate companies; (3) enterprises that supply handsets to companies referred to in (2) above and the affiliate companies of such enterprises; (4) modem chipset manufacturers headquartered in Korea and their affiliate companies; and (5) enterprises that supply modem chipsets to companies referred to in (1), (2) or (3) above and the affiliate companies of such enterprises. The KFTC’s decision also imposed a fine of 1.03 trillion Korean won (approximately $927 million), which we paid on March 30, 2017.
We believe that our business practices do not violate the MRFTA. On February 21, 2017, we filed an action in the Seoul High Court to cancel the KFTC’s decision. The Seoul High Court held hearings concluding on August 14, 2019 and, on December 4, 2019, announced its judgment affirming certain portions of the KFTC’s decision and finding other portions of the KFTC’s decision unlawful. The Seoul High Court cancelled the KFTC’s remedial orders described in (c) above, and solely insofar as they correspond thereto, the Seoul High Court cancelled the KFTC’s remedial orders described in (d) above. The Seoul High Court dismissed the remainder of our action to cancel the KFTC’s decision. On December 19, 2019, we filed a notice of appeal to the Korea Supreme Court challenging those portions of the Seoul High Court decision that are not in our

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

favor. The KFTC filed a notice of appeal to the Korea Supreme Court challenging the portions of the Seoul High Court decision that are not in its favor. The Korea Supreme Court has not yet ruled on our appeal or that of the KFTC.
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
In the third quarter of fiscal 2019, we recorded a charge of $275 million to other expenses related to this EC fine. We provided a financial guarantee in the first quarter of fiscal 2020 to satisfy the obligation in lieu of cash payment while we appeal the EC’s decision. The fine is accruing interest at a rate of 1.50% per annum while it is outstanding. In the fourth quarter of fiscal 2019, we designated the liability as a hedge of our net investment in certain foreign subsidiaries, with gains and losses recorded in accumulated other comprehensive income as a component of the foreign currency translation adjustment. At December 29, 2019, the liability, including related foreign currency gains and accrued interest (which, to the extent they were not related to the net investment hedge, were recorded in investment and other income, net), was $271 million and included in other current liabilities.
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
In the first quarter of fiscal 2018, we recorded a charge of $1.2 billion to other expenses related to this EC fine. We provided financial guarantees in the third quarter of fiscal 2018 to satisfy the obligation in lieu of cash payment while we appeal the EC’s decision. The fine is accruing interest at a rate of 1.50% per annum while it is outstanding. In the first quarter of fiscal 2019, we designated the liability as a hedge of our net investment in certain foreign subsidiaries, with gains and losses recorded in accumulated other comprehensive income as a component of the foreign currency translation adjustment. At December 29, 2019, the liability, including related foreign currency gains and accrued interest (which, to the extent they were not related to the net investment hedge, were recorded in investment and other income, net), was $1.1 billion and included in other current liabilities.
European Commission (EC) Investigation regarding Radio Frequency Front Ends (RFFE): On December 3, 2019, we received a Request for Information from the EC notifying us that it is investigating whether we engaged in anti-competitive behavior in the European Union (EU)/European Economic Area (EEA) by leveraging our market position in 5G baseband processors in the RFFE space. We are in the process of responding. If a violation is found, a broad range of remedies is potentially available to the EC, including imposing a fine (of up to 10% of our annual revenues) and/or injunctive relief prohibiting or restricting certain business practices. It is difficult to predict the outcome of this matter or what remedies, if any, may be imposed by the EC. We believe that our business practices do not violate the EU competition rules.
United States Federal Trade Commission (FTC) v. QUALCOMM Incorporated: On September 17, 2014, the FTC notified us that it was conducting an investigation of us relating to Section 5 of the Federal Trade Commission Act (FTCA). On January 17, 2017, the FTC filed a complaint against us in the United States District Court for the Northern District of California alleging that we were engaged in anticompetitive conduct and unfair methods of competition in violation of Section 5 of the FTCA by conditioning the supply of cellular modem chipsets on the purchaser first agreeing to a license to our cellular standard-essential patents, paying incentives to purchasers of cellular modem chipsets to induce them to accept certain license terms, refusing to license our cellular standard-essential patents to our competitors and entering into alleged exclusive dealing arrangements with Apple Inc. The complaint sought a permanent injunction against our alleged violations of the FTCA and other unspecified ancillary equitable relief. On August 30, 2018, the FTC moved for partial summary judgment that our commitments to license our cellular standard-essential patents to the Alliance for Telecommunications Industry Solutions (ATIS) and the Telecommunications Industry Association (TIA) require us to make licenses available to

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

rival sellers of cellular modem chipsets. On November 6, 2018, the court granted the FTC’s partial summary judgment motion. Trial was held January 4-29, 2019.
On May 21, 2019, the court issued an Order setting forth its Findings of Fact and Conclusions of Law. The court concluded that we had monopoly power in the CDMA and premium-tier Long Term Evolution (LTE) cellular modem chip markets, and that we had used that power in these two markets to engage in anticompetitive acts, including (1) using threats of lack of access to cellular modem chip supply to coerce OEMs to accept license terms that include unreasonably high royalty rates; (2) refusing to license our cellular standard-essential patents to competitors selling cellular modem chips; and (3) entering into exclusive dealing arrangements with OEMs that foreclosed our rivals. The court further found that the royalties we charge OEMs are unreasonably high and reflect the use of our monopoly power over CDMA and premium-tier LTE cellular modem chips rather than just the value of our patents. The court concluded that our unreasonably high royalties constitute an anticompetitive surcharge on cellular modem chips sold by our competitors, which increases the effective price of our competitors’ cellular modem chips, reduces their margins and results in exclusivity. The court also found that our practice of not licensing competitors’ cellular modem chips violated our commitments to certain standard-development organizations and a duty under the antitrust laws to license competing cellular modem chip makers and helped us maintain our royalties at unreasonably high levels. Finally, the court found that incentive funds entered into with certain OEMs further harmed competing cellular modem chip makers’ ability to undermine our monopoly position, prevented rivals from entering the market and restricted the sales of those competitors that do enter. The court concluded that the combined effect of our conduct, together with our monopoly power, harmed the competitive process.
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
We disagree with the court’s conclusions, interpretation of the facts and application of the law. On May 31, 2019, we filed with the court a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit (Ninth Circuit). On July 8, 2019, we filed a Motion for Partial Stay of Injunction Pending Appeal and a Consent Motion to Expedite Appeal in the Ninth Circuit. On August 23, 2019, the Ninth Circuit granted our Motion. Thus, pending the resolution of the appeal in the Ninth Circuit or until further order of the Ninth Circuit, the portions of the court’s injunction requiring that we must (i) make exhaustive cellular standard-essential patent licenses available to cellular modem chip suppliers and (ii) not condition the supply of cellular modem chips on a customer’s patent license status and must negotiate or renegotiate license terms with customers are stayed. On July 10, 2019, the Ninth Circuit granted our Motion to Expedite Appeal. Oral argument is scheduled for February 13, 2020.
Contingent losses and other considerations: We will continue to vigorously defend ourself in the foregoing matters. However, litigation and investigations are inherently uncertain, and we face difficulties in evaluating or estimating likely outcomes or ranges of possible loss in antitrust and trade regulation investigations in particular. Other than with respect to the EC fines, we have not recorded any accrual at December 29, 2019 for contingent losses associated with these matters based on our belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. We are engaged in numerous other legal actions not described above arising in the ordinary course of our business and, while there can be no assurance, believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
Indemnifications. We generally do not indemnify our customers, licensees and suppliers for losses sustained from infringement of third-party intellectual property rights. However, we are contingently liable under certain agreements to defend and/or indemnify certain customers, licensees and suppliers against certain types of liability and/or damages arising from the infringement of third-party intellectual property rights. Our obligations under these agreements may be limited in

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us.
Claims and reimbursements under indemnification arrangements have not been material to our consolidated financial statements. At December 29, 2019, accruals for contingent liabilities associated with these indemnification arrangements were negligible. We have not recorded accruals for certain claims under indemnification arrangements based on our belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time.
Operating Leases. We lease certain of our land, facilities and equipment under operating leases, with terms ranging from less than one year to 20 years, some of which include options to extend for up to 20 years. At December 29, 2019, other assets included $479 million of operating lease assets, with corresponding lease liabilities of $136 million recorded in other current liabilities and $393 million recorded in other liabilities.
Operating lease expense for the three months ended December 29, 2019 and December 30, 2018 was $44 million and $37 million, respectively. Cash paid under our operating leases was $38 million for the three months ended December 29, 2019. As of December 29, 2019, the weighted-average remaining lease term and weighted-average discount rate for operating leases were 5.7 years and 4%, respectively.
At December 29, 2019, future lease payments under our operating leases were as follows (in millions):

Operating Leases
Remainder of fiscal 2020	$115
2021	140
2022	107
2023	62
2024	43
Thereafter	140
Total future lease payments	607
Imputed interest	(78)
Total lease liability balance	$529

At September 29, 2019, future minimum lease payments under our noncancelable operating leases under ASC 840 were as follows (in millions):

Operating Leases
2020	$138
2021	97
2022	66
2023	31
2024	18
Thereafter	35
Total	$385

Note 6. Segment Information
We are organized on the basis of products and services and have three reportable segments. We conduct business primarily through our QCT semiconductor business and our QTL licensing business. QCT develops and supplies integrated circuits and system software based on CDMA, OFDMA and other technologies for use in mobile devices, wireless networks, devices used in the Internet of Things (IoT), broadband gateway equipment, consumer electronic devices and automotive

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

telematics and infotainment systems. QTL grants licenses to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture, sale or use of certain wireless products. Our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments and includes revenues and related costs associated with development contracts with an equity method investee. We also have nonreportable segments, including QGOV (Qualcomm Government Technologies) and other wireless technology and service initiatives.
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
The table below presents revenues, EBT and total assets for reportable segments (in millions):

	Three Months Ended
	December 29, 2019	December 30, 2018
Revenues
QCT	$3,618	$3,739
QTL	1,404	1,018
QSI	20	27
Reconciling items	35	58
Total	$5,077	$4,842
EBT
QCT	$479	$598
QTL	1,017	590
QSI	(3)	8
Reconciling items	(546)	(637)
Total	$947	$559

	December 29, 2019	September 29, 2019
Assets
QCT	$2,283	$2,307
QTL	1,844	1,541
QSI	1,582	1,708
Reconciling items	27,402	27,401
Total	$33,111	$32,957

Segment assets are comprised of accounts receivable and inventories for all reportable segments other than QSI. QSI segment assets include certain non-marketable equity instruments, accounts receivable and other investments. Total segment assets differ from total assets on a consolidated basis as a result of unallocated corporate assets primarily comprised of certain cash, cash equivalents, marketable and non-marketable securities, property, plant and equipment, deferred tax assets, goodwill, intangible assets, operating lease assets, noncurrent income taxes receivables and assets of nonreportable segments.
QTL accounts receivable increased in the first quarter of fiscal 2020 from $1.54 billion to $1.84 billion, primarily due to an increase in licensing revenues. At December 29, 2019, 29% of total accounts receivable included estimated royalties from

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

two key Chinese licensees, primarily from sales made in the last three fiscal quarters (including amounts that are not yet due) under license agreements that were extended and now expire on March 31, 2020. Certain of such amounts have been delayed while good faith negotiations continue to amend the existing license agreements or enter into new license agreements. The existing agreements are legally enforceable, the amounts outstanding are considered probable of being collected and we believe these licensees are committed to make payment. These licensees/customers continue to make timely payments on purchases of integrated circuit products.
Reconciling items for revenues and EBT in the previous table were as follows (in millions):

	Three Months Ended
	December 29, 2019	December 30, 2018
Revenues
Nonreportable segments	$35	$58
	$35	$58
EBT
Unallocated cost of revenues	$(90)	$(114)
Unallocated research and development expenses	(259)	(147)
Unallocated selling, general and administrative expenses	(117)	(64)
Unallocated other expenses (Note 2)	—	(149)
Unallocated interest expense	(147)	(153)
Unallocated investment and other income, net	82	20
Nonreportable segments	(15)	(30)
	$(546)	$(637)

Note 7. Fair Value Measurements
The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 29, 2019 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$6,101	$3,658	$—	$9,759
Marketable securities:
Auction rate securities	—	—	35	35
Equity securities	315	—	—	315
Total marketable securities	315	—	35	350
Derivative instruments	—	24	—	24
Other investments	474	—	98	572
Total assets measured at fair value	$6,890	$3,682	$133	$10,705
Liabilities
Derivative instruments	$—	$2	$—	$2
Other liabilities	475	—	40	515
Total liabilities measured at fair value	$475	$2	$40	$517

Activity within Level 3 of the Fair Value Hierarchy. Other investments and other liabilities included in Level 3 at December 29, 2019 were comprised of debt instruments issued by private companies and contingent consideration related to business combinations, respectively. Activity for marketable securities, other investments and other liabilities classified within Level 3 of the valuation hierarchy was insignificant during the three months ended December 29, 2019, which was primarily related to purchases of convertible debt instruments issued by private companies, and the three months ended December 30, 2018, which was primarily related to settlements of convertible debt instruments by private companies.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis. We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include equity method and non-marketable equity investments, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three months ended December 29, 2019, certain non-marketable securities were written down to their estimated fair values, which was recorded as a component of impairment losses on other investments in investment and other income, net (Note 2). During the three months ended December 30, 2018, goodwill related to a nonreportable segment that we agreed to sell was written down to its estimated fair value and recorded as a component of restructuring and restructuring-related charges within other expenses. The estimation of fair value required the use of significant unobservable inputs, and as a result, the fair value measurements were classified as Level 3. During the three months ended December 29, 2019 and December 30, 2018, we did not have any other significant assets or liabilities that were measured at fair value on a nonrecurring basis.
Long-term Debt. At December 29, 2019 and September 29, 2019, the aggregate fair value of our remaining outstanding principal floating- and fixed-rate notes, based on Level 2 inputs, was approximately $16.6 billion and $16.5 billion, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in “Part I, Item 1” of this Quarterly Report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended September 29, 2019 contained in our 2019 Annual Report on Form 10-K.
This Quarterly Report (including, but not limited to, this section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, investments, financial condition, results of operations and prospects. Forward-looking statements include but are not limited to statements regarding industry, market, business, product, technology, commercial, competitive or consumer trends; our businesses, growth potential or strategies, or factors that may impact them; challenges to our licensing business, including by licensees, governments, governmental agencies or regulators, standards bodies or others; challenges to our QCT business; other legal or regulatory matters; competition; new or expanded product areas, adjacent industry segments or applications; costs or expenditures including research and development, selling, general and administrative, restructuring or restructuring-related charges, working capital or information technology systems; our financing, stock repurchase or dividend programs; strategic investments or acquisitions; adoption and application of future accounting guidance; tax law changes; our tax structure or strategies; or the potential business or financial statement impacts of any of the above, among others. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report.
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
First Quarter Fiscal 2020 Overview
Revenues for the first quarter of fiscal 2020 were $5.1 billion, an increase of 5% compared to the year ago quarter, with net income of $925 million, a decrease of 13% compared to the year ago quarter. Highlights and other key developments from the first quarter of fiscal 2020 included:

•
QTL revenues in the first quarter of fiscal 2020 benefited from the inclusion of royalties from Apple for sales made during the December 2019 quarter (as a result of the settlement with Apple and its contract manufacturers in April 2019), which reflected the impact of Apple’s fall device launches in advance of the holiday season. We did not record any revenues in the first quarter of fiscal 2020 for royalties due on the sales of Huawei’s products.

•	QCT revenues decreased by 3% in the first quarter of fiscal 2020 compared to the year ago quarter, primarily due to a decrease in Mobile Station Modem (MSM™) unit shipments.
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

Our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments. We also have nonreportable segments, including QGOV (Qualcomm Government Technologies) and other wireless technology and service initiatives.
Our reportable segments are operated by QUALCOMM Incorporated and its direct and indirect subsidiaries. QTL is operated by QUALCOMM Incorporated, which owns the vast majority of our patent portfolio. Substantially all of our products and services businesses, including QCT, and substantially all of our engineering, research and development functions, are operated by QTI (Qualcomm Technologies, Inc.), a wholly-owned subsidiary of QUALCOMM Incorporated, and QTI’s subsidiaries. Neither QTI nor any of its subsidiaries has any right, power or authority to grant any licenses or other rights under or to any patents owned by QUALCOMM Incorporated.
Seasonality. Many of our products and/or much of our intellectual property are incorporated into consumer wireless devices, which are subject to seasonality and other fluctuations in demand. Our revenues have historically fluctuated based on consumer demand for devices, as well as on the timing of customer/licensee device launches and/or innovation cycles (such as the transition to the next generation of wireless technologies). This has resulted in fluctuations in QCT revenues in advance of and during device launches incorporating our products and in QTL revenues when the related royalties were recognized, which prior to fiscal 2019 was when licensees reported their sales and beginning in fiscal 2019 when the licensees’ sales occurred. Our historical trends were impacted by our prior dispute with Apple and its contract manufacturers, which was settled in April 2019. We expect to begin recording equipment revenues for new chipset models under our multi-year chipset agreement with Apple in the second half of fiscal 2020. These trends may or may not continue in the future. Further, the trends for QTL have been, and/or may in the future be, impacted by disputes and/or resolutions with licensees and/or governmental investigations or proceedings, including the lawsuit filed against us by the FTC.
Results of Operations

Revenues (in millions)
	Three Months Ended
	December 29, 2019	December 30, 2018	Change
Equipment and services	$3,534	$3,754	$(220)
Licensing	1,543	1,088	455
	$5,077	$4,842	$235
First quarter 2020 vs. 2019
The increase in revenues in the first quarter of fiscal 2020 was primarily due to:

+	$386 million in higher licensing revenues from our QTL segment

-	$194 million in lower equipment and services revenues from our QCT segment

Costs and Expenses (in millions, except percentages)
	Three Months Ended
	December 29, 2019	December 30, 2018	Change
Cost of revenues	$2,113	$2,188	$(75)
Gross margin	58%	55%
First quarter 2020 vs. 2019
Gross margin percentage increased in the first quarter of fiscal 2020 primarily due to:

+	increase in higher margin QTL licensing revenues as a proportion of total revenues

	Three Months Ended
	December 29, 2019	December 30, 2018	Change
Research and development	$1,406	$1,269	$137
% of revenues	28%	26%

First quarter 2020 vs. 2019
The dollar increase in research and development expenses in the first quarter of fiscal 2020 was primarily due to:

+
$93 million increase primarily driven by higher costs related to the development of wireless and integrated circuit technologies, including 5G technologies and RFFE technologies and related software products

+	$51 million increase in share-based compensation expense

	Three Months Ended
	December 29, 2019	December 30, 2018	Change
Selling, general and administrative	$528	$526	$2
% of revenues	10%	11%
First quarter 2020 vs. 2019
Selling, general and administrative expenses remained approximately flat in the first quarter of fiscal 2020 primarily due to:

+
$41 million in higher expenses driven by revaluation of our deferred compensation obligation on strong stock market performance (which resulted in a corresponding increase in net gains on marketable securities within investment and other income, net due to the revaluation of the related assets)

-	$60 million in lower litigation costs, primarily resulting from the settlement of our prior dispute with Apple and its contract manufacturers in April 2019

	Three Months Ended
	December 29, 2019	December 30, 2018	Change
Other	$—	$149	$(149)
First quarter 2019
Other expenses in the first quarter of fiscal 2019 consisted of:

+	$180 million in restructuring and restructuring-related charges related to our Cost Plan that concluded in fiscal 2019
-    $31 million benefit related to a favorable legal settlement

Interest Expense and Investment and Other Income, Net (in millions)
	Three Months Ended
	December 29, 2019	December 30, 2018	Change
Interest expense	$148	$156	$(8)

Investment and other income, net
Interest and dividend income	$69	$74	$(5)
Net gains (losses) on marketable securities	31	(72)	103
Net gains on other investments	48	35	13
Impairment losses on other investments	(72)	(9)	(63)
Net gains (losses) on derivative instruments	2	(8)	10
Equity in net losses of investees	(10)	(21)	11
Net (losses) gains on foreign currency transactions	(3)	6	(9)
	$65	$5	$60

Income Tax Expense (Benefit) (in millions, except percentages)
	Three Months Ended
	December 29, 2019	December 30, 2018	Change
Income tax expense (benefit)	$22	$(509)	$531
Effective tax rate	2%	(91%)	93%
The following table summarizes the primary factors that caused our income tax provision to differ from the expected income tax provision at the U.S. federal statutory rate:

	Three Months Ended
	December 29, 2019	December 30, 2018
Expected income tax provision at federal statutory tax rate	$199	$117
Excess tax benefit associated with share-based awards	(47)	(1)
Benefit from foreign-derived intangible income (FDII) deduction	(46)	(41)
Valuation allowance release on capital loss carryforwards	(44)	—
Foreign currency gain related to foreign withholding tax receivable	(43)	—
Benefit related to the research and development tax credit	(25)	(24)
Foreign income taxed at other than U.S. rates	7	4
Benefit from establishing new U.S. net deferred tax assets	—	(570)
Other	21	6
Income tax expense (benefit)	$22	$(509)
We estimate our annual effective income tax rate to be 11% for fiscal 2020. The estimated annual effective tax rate for fiscal 2020 is lower than the U.S. federal statutory rate since a significant portion of our income qualifies for preferential treatment as FDII at a 13% effective tax rate and due to benefits from our research and development tax credit.
The United States Treasury Department has issued proposed regulations on several provisions of the 2017 Tax Cuts and Jobs Act (the Tax Legislation), including FDII and interest expense deduction limitations, which are expected to be finalized in the next several months. When finalized, these proposed regulations may adversely affect our provision for income taxes, results of operations and/or cash flows.
Segment Results
The following should be read in conjunction with the financial results for the first quarter of fiscal 2020 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Segment Information.”
QCT Segment (in millions, except percentages)

	Three Months Ended
	December 29, 2019	December 30, 2018	Change
Revenues
Equipment and services	$3,484	$3,678	$(194)
Licensing	134	61	73
Total revenues	$3,618	$3,739	$(121)
Earnings before taxes (EBT)	$479	$598	$(119)
EBT as a % of revenues	13%	16%	(3%)
Equipment and services revenues primarily relate to sales of MSM, Radio Frequency (RF), Power Management (PM) and wireless connectivity chipsets. MSM integrated circuits include our stand-alone Mobile Data Modems (MDMs) and Snapdragon platforms, including processors and modems. Approximately 155 million and 186 million MSM integrated circuits were sold in the first quarter of fiscal 2020 and 2019, respectively.

First quarter 2020 vs. 2019
The decrease in QCT equipment and services revenues in the first quarter of fiscal 2020 was primarily due to:

-
$287 million in lower MSM and accompanying RF, PM and wireless connectivity chipset shipments, primarily driven by lower modem sales to Apple and a decrease in 4G premium tier shipments ahead of the ramp of 5G

QCT EBT as a percentage of revenues decreased in the first quarter of fiscal 2020 primarily due to:

-	lower QCT revenues
QTL Segment (in millions, except percentages)

	Three Months Ended
	December 29, 2019	December 30, 2018	Change
Licensing revenues	$1,404	$1,018	$386
EBT	$1,017	$590	$427
EBT as a % of revenues	72%	58%	14%
As a result of the settlement with Apple and its contract manufacturers in April 2019, QTL results for the first quarter of fiscal 2020 included royalties from Apple and its contract manufactures. Revenues in the first quarter of fiscal 2019 did not include royalties from sales of Apple or other products by Apple’s contract manufacturers.
QTL revenues in the first quarter of fiscal 2019 included $150 million of royalties from Huawei under a second interim agreement that concluded in the third quarter of fiscal 2019. This represented a minimum, non-refundable amount for royalties due and does not reflect the full amount of royalties due under the underlying license agreement, which expired on December 31, 2019. We have not reached a final amended or new agreement with Huawei, and we did not record any revenues in the first quarter of fiscal 2020 for royalties due on the sales of Huawei’s products.
First quarter 2020 vs. 2019
The increase in QTL licensing revenues in the first quarter of fiscal 2020 was primarily due to:

+
$571 million increase in estimated sales of 3G/4G/5G-based products (including multimode products), primarily due to the new license agreement with Apple, which reflected the impact of Apple’s fall device launches in advance of the holiday season

-	$150 million in lower royalty revenues from Huawei due to the expiration of the interim agreement

-
$53 million in lower estimated revenues per unit, in part reflecting licensees entering into new 5G multimode license agreements with rights to our cellular standard-essential patents only (compared to previous licenses which also included rights to certain other non-cellular essential patents) and decreases in our per unit royalty caps

QTL EBT as a percentage of revenues increased in the first quarter of fiscal 2020 primarily due to:

+	higher QTL revenues

+	lower selling, general and administrative expenses, primarily from lower litigation costs
QTL accounts receivable increased by 20% in the first quarter of fiscal 2020 from $1.54 billion to $1.84 billion, primarily due to an increase in licensing revenues. At December 29, 2019, 29% of total accounts receivable included estimated royalties from two key Chinese licensees, primarily from sales made in the last three fiscal quarters (including amounts that are not yet due) under license agreements that were extended and now expire on March 31, 2020. Certain of such amounts have been delayed while good faith negotiations continue to amend the existing license agreements or enter into new license agreements. The existing agreements are legally enforceable, the amounts outstanding are considered probable of being collected and we believe these licensees are committed to make payment. These licensees/customers continue to make timely payments on purchases of integrated circuit products.

QSI Segment (in millions)

	Three Months Ended
	December 29, 2019	December 30, 2018	Change
Equipment and services revenues	$20	$27	$(7)
(Loss) earnings before tax (EBT)	(3)	8	(11)
First quarter 2020 vs. 2019
The decrease in QSI EBT in the first quarter of fiscal 2020 was primarily due to:

-	$61 million increase in impairment losses on investments

+	$46 million increase in net gains on investments
Looking Forward
In the coming years, we expect consumer demand for 3G/4G multimode and 4G products and services to decline as new consumer demand for 3G/4G/5G multimode and 5G products and services ramps around the world. We expect growth in new device categories and industries, resulting from the expanding adoption of certain technologies that are already commonly used in smartphones by industry segments outside traditional cellular industries, such as automotive, computing, IoT and networking.
As we look forward to the next several months and beyond, we expect our business to be impacted by the following key items:

•
In May 2019, in United States Federal Trade Commission (FTC) v. QUALCOMM Incorporated, the court issued an Order ruling against us and imposing certain injunctive relief. We disagree with the court’s conclusions, interpretation of the facts and application of the law. Accordingly, we filed a motion to stay certain of the remedies with, and appealed the decision to, the Ninth Circuit Court of Appeals (Ninth Circuit). In July 2019, the Ninth Circuit granted our appeal, and oral argument is scheduled for February 13, 2020. In August 2019, the Ninth Circuit granted our partial motion to stay in its entirety. Regulatory authorities in certain jurisdictions are investigating and/or have investigated our business practices and instituted proceedings against us, and they or other regulatory authorities may do so in the future. Additionally, certain of our direct and indirect customers and licensees have pursued, and they or others may in the future pursue, litigation or arbitration against us related to our business. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, revenues, results of operations, financial condition and cash flows. Depending on the matter, various remedies that could result from an unfavorable resolution include, among others, the loss of our ability to enforce one or more of our patents; injunctions; monetary damages or fines or other orders to pay money; the issuance of orders to cease certain conduct or modify our business practices, such as requiring us to reduce our royalty rates, reduce the base on which our royalties are calculated, grant patent licenses to chipset manufacturers, sell chipsets to unlicensed OEMs or modify or renegotiate some or all of our existing license agreements; and determinations that some or all of our license agreements are invalid or unenforceable. These activities have required, and we expect that they will continue to require, the investment of significant management time and attention and have resulted, and we expect that they will continue to result, in increased legal costs until the respective matters are resolved. See “Notes to Condensed Consolidated Financial Statements, Note 5. Commitments and Contingencies” and “Risk Factors” in this Quarterly Report, including the Risk Factors entitled “Our business, particularly our licensing business, may suffer as a result of adverse rulings in government investigations or proceedings,” “Changes in our patent licensing practices, whether due to governmental investigations or private legal proceedings challenging those practices, or otherwise, could adversely impact our business and results of operations” and “Efforts by some OEMs or their customers to avoid paying fair and reasonable royalties for the use of our intellectual property may require the investment of substantial management time and financial resources and may result in legal decisions or actions by governments, courts, regulators or agencies, Standards Development Organizations (SDOs) or other industry organizations that harm our business.”

•
We did not record any revenues in the first quarter of fiscal 2020 for royalties due on the sales of Huawei’s products, and our license agreement with Huawei expired on December 31, 2019. The agreement provides either party the right to initiate binding arbitration for a period of several months, the result of which will be a new license agreement effective January 1, 2020. To date, neither party has initiated arbitration. Huawei may not make any other payments or may not make full payments due under the prior or any new license agreement. This may result in significant legal costs and will negatively impact our future revenues, as well as our financial condition, results of operations and cash flows, until the dispute is resolved.

•
Our license agreements with two key Chinese licensees were extended and now expire on March 31, 2020. Such agreements provide either party the right to initiate binding arbitration for a period of several months, the result of which will be a new license agreement. Although good faith negotiations continue, we have not reached final new agreements with these licensees. Further delay in entering into new license agreements with these licensees could have a material adverse effect on our ability to recognize future licensing revenues from these licensees, as well as our financial condition, results of operations and cash flows.

•
We have not been the sole supplier of modems for iPhone products beginning with products that launched in September 2016, and Apple is not utilizing our modems for iPhone products that launched in September 2019. In the second half of fiscal 2020, we expect QCT to begin recording revenues under our multi-year chipset agreement with Apple announced in April 2019.

•	We expect our business, particularly QCT, to continue to be impacted by industry dynamics, including:

•
Increased concentration of device share among a few companies, particularly within the premium tier, resulting in significant supply chain leverage for those companies, and exacerbating the negative impact to our business and financial results to the extent those companies do not utilize our chipsets. For example, Huawei has taken, and may continue to take, share in China from other Chinese OEMs, negatively impacting QCT as we sell a limited number of chipsets to Huawei as compared to many of those other OEMs. In addition, the negative impact to our overall business of Huawei share gains at the expense of other Chinese OEMs may be further exacerbated if a new license agreement with Huawei is not signed in the near term and/or Huawei continues to not pay us royalties or does not make full payment due to us under the prior or any new license agreement;

•
Decisions by companies to utilize their own internally-developed integrated circuit products and/or sell such products to others, including by selling them together with certain of their other products;

•	Decisions by certain companies to utilize our competitors’ integrated circuit products in all or a portion of their devices;

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

•
The recent outbreak of a coronavirus that originated in China may negatively impact consumer demand and/or our ability, or the ability of our suppliers, to manufacture products, which would negatively impact our business and results of operations.

•
Commercial 5G network deployments and device launches have begun and will continue through calendar 2020 and beyond. We believe that 5G technologies will empower a new era of smartphones and connected devices. We also believe that 5G will drive transformation across industries beyond traditional cellular communications that will create new business models and new services. We believe it is important that we remain a leader in 5G technology development, standardization, intellectual property creation and licensing of 5G technologies, and to be a leading developer and supplier of 5G integrated circuit products in order to sustain and grow our business long term.

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
Further discussion of risks related to our business is provided in the section labeled “Risk Factors” included in this Quarterly Report.

Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and cash provided by our debt programs. The following table presents selected financial information related to our liquidity as of December 29, 2019 and September 29, 2019 and for the first three months of fiscal 2020 and 2019 (in millions):

	December 29, 2019	September 29, 2019	$ Change
Cash, cash equivalents and marketable securities	$11,458	$12,296	$(838)
Accounts receivable, net	2,737	2,471	266
Inventories	1,420	1,400	20
Short-term debt	2,498	2,496	2
Long-term debt	13,437	13,437	—
Noncurrent income taxes payable	2,054	2,088	(34)

	Three Months Ended
	December 29, 2019	December 30, 2018	$ Change
Net cash provided by operating activities	$1,118	$356	$762
Net cash used by investing activities	(203)	(152)	(51)
Net cash used by financing activities	(1,659)	(1,887)	228
The net decrease in cash, cash equivalents and marketable securities was primarily due to $762 million in payments to repurchase shares of our common stock, $710 million in cash dividends paid, $296 million in capital expenditures and $201 million in payments of tax withholdings related to the vesting of share-based awards, partially offset by net cash provided by operating activities and proceeds from certain other investing activities.
Our days sales outstanding, on a consolidated basis, increased to 49 days at December 29, 2019, as compared to 47 days at September 29, 2019. The increase in days sales outstanding was primarily due to an increase in QTL licensing revenues and accounts receivable as a proportion of total revenues and total receivables, respectively. The increase in accounts receivable was primarily due to an increase in QTL licensing revenues.
Debt. At December 29, 2019, we had $15.5 billion of principal floating- and fixed-rate notes outstanding, $2.0 billion of which matures in May 2020. The remaining debt has maturity dates in 2022 through 2047.
Our Amended and Restated Revolving Credit Facility (Revolving Credit Facility) provides for unsecured revolving facility loans, swing line loans and letters of credit in the aggregate amount of up to $5.0 billion, of which $530 million and $4.47 billion expire on February 18, 2020 and November 8, 2021, respectively. At December 29, 2019, no amounts were outstanding under the Revolving Credit Facility.
We have an unsecured commercial paper program, which provides for the issuance of up to $5.0 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. At December 29, 2019, we had $499 million of commercial paper outstanding.
We may issue additional debt in the future. The amount and timing of such additional borrowings will be subject to a number of factors, including acquisitions and strategic investments, acceptable interest rates and changes in corporate income tax law, among other factors. Additional information regarding our outstanding debt is provided in “Notes to Consolidated Financial Statements, Note 6. Debt” in our 2019 Annual Report on Form 10-K.
Income Taxes. At December 29, 2019, we estimated remaining future payments of $2.3 billion for the one-time U.S. repatriation tax accrued in fiscal 2018 (Toll Charge), after application of certain tax credits, which is payable in installments over the next seven years. At December 29, 2019, other current liabilities included $209 million reflecting the installment paid in January 2020. We estimate the next installment due in January 2021 to be $176 million.
Additional information regarding our income taxes is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 3. Income Taxes.”
Capital Return Program. In fiscal 2018, we announced a stock repurchase program authorizing us to repurchase up to $30 billion of our common stock. In the first quarter of fiscal 2020, we repurchased and retired 9.2 million shares of our common stock for $762 million, before commissions. At December 29, 2019, $6.3 billion remained authorized for repurchase under the stock repurchase program. Since December 29, 2019, we repurchased and retired 2.9 million shares of common stock for $260 million. This stock repurchase program has no expiration date. We intend to continue to use our stock repurchase program as a means of returning capital to stockholders, subject to periodic evaluations to determine when and if repurchases are in the best interests of our stockholders and may accelerate, suspend, delay or discontinue repurchases at any time.
In the first quarter of fiscal 2020, we paid cash dividends totaling $710 million, or $0.62 per share. On January 17, 2020, we announced a cash dividend of $0.62 per share on our common stock, payable on March 26, 2020 to stockholders of record as of the close of business on March 5, 2020. We intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders, among other factors.
Additional Capital Requirements. Expected working and other capital requirements are described in our 2019 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At December 29, 2019, there have been no material changes to our expected working and other capital requirements described in our 2019 Annual Report on Form 10-K. At December 29, 2019, $1.4 billion was accrued related to two fines imposed by the EC (based on the exchange rate at December 29, 2019, including related foreign currency gains and accrued interest). We have provided financial guarantees in lieu of cash payment to satisfy the obligations while we appeal the EC’s decisions.
Further, regulatory authorities in certain jurisdictions are investigating and/or have investigated our business practices and instituted proceedings against us, including the lawsuit filed against us by the FTC in which a ruling was issued in favor of the FTC in May 2019, and they or other regulatory authorities may do so in the future. Additionally, certain of our direct and indirect customers and licensees, have pursued, and others may in the future pursue, litigation or arbitration against us related to our business. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, revenues, results of operations, financial condition and cash flows. See “Notes to Condensed Consolidated Financial Statements, Note 5. Commitments and Contingencies” and “Risk Factors” in this Quarterly Report.
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
Additional information regarding our financial commitments at December 29, 2019 is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items,” “Note 3. Income Taxes” and “Note 5. Commitments and Contingencies.”
Recent Accounting Guidance
Information regarding recent accounting guidance and the impact of such guidance on our consolidated financial statements is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 1. Basis of Presentation and Significant Accounting Policies Update.”
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
We develop, patent and commercialize technology and products based on CDMA, OFDMA and other communications technologies, which are primarily wireless. We depend on operators of wireless networks and our customers and licensees to adopt and implement the latest generation of these technologies for use in their networks, devices and services. We also depend on our customers and licensees to develop devices and services based on these technologies with value-added features to drive consumer demand for new 3G/4G and 3G/4G/5G multimode devices, as well as 3G, 4G and 5G single-mode devices, and to establish the selling prices for such devices. Further, the timing of our shipment of products and completion of services is dependent on the timing of our customers’ and licensees’ deployments of new devices and services based on these technologies. Increasingly, we also depend on operators of wireless networks, our customers and licensees and other third parties to incorporate these technologies into new device types and into industries and applications beyond traditional cellular communications, such as automotive, computing, IoT (including the connected home, smart cities, wearables, voice and music and robotics) and networking, among others.
We have historically been successful during wireless technology transitions, including 3G and 4G. The latest generation of wireless technologies is 5G, which we expect will empower a new era of connected devices and will be utilized not only in handsets but also in new device types, industries and applications beyond traditional cellular communications, as described above (see also Part I, Item 1, “Business” in our most recent Annual Report on Form 10-K for further description of 5G). Commercial deployments of 5G networks and devices have begun and will continue through fiscal 2020 and beyond. We believe it is important that we remain a leader in 5G technology development, standardization, intellectual property creation and technology licensing, and that we develop, commercialize and be a leading supplier of 5G integrated circuit products and services, in order to sustain and grow our business long-term.

Our revenues and growth in revenues could be negatively impacted, our business may be harmed and our substantial investments in these technologies may not provide us an adequate return, if:

•	wireless operators and industries beyond traditional cellular communications deploy alternative technologies;

•	wireless operators delay next-generation network deployments, expansions or upgrades or delay moving customers to 3G/4G and 3G/4G/5G multimode devices, as well as 4G and 5G single-mode devices;

•	Long Term Evolution (LTE), an OFDMA-based wireless technology, is not more widely deployed or further commercial deployment is delayed;

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

•
our customers’ and licensees’ revenues and sales of products, particularly premium-tier products, and services using these technologies, and average selling prices of such products, decline, do not grow or do not grow meaningfully due to, for example, the maturity of smartphone penetration in developed regions and China;

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
Our industry is subject to competition in an environment of rapid technological change. Our success depends in part on our ability to adapt to such change and compete effectively; and such change and competition could result in decreased demand for our products, services and technologies or declining average selling prices for our products or those of our customers or licensees.
Our products, services and technologies face significant competition. We expect competition to increase as our current competitors expand their product offerings or reduce the prices of their products as part of a strategy to maintain existing business and customers or attract new business and customers, as new opportunities develop, and as new competitors enter the industry. Competition in wireless communications is affected by various factors that include, among others: OEM concentrations; vertical integration; growth in demand, consumption and competition in certain geographic regions; government intervention or support of national industries or competitors; evolving industry standards and business models; evolving methods of transmission of voice and data communications; increasing data traffic and densification of wireless networks; convergence and aggregation of connectivity technologies (including Wi-Fi and LTE) in both devices and access points; consolidation of wireless technologies and infrastructure at the network edge; networking and connectivity trends (including cloud services); use of licensed, shared and unlicensed spectrum; the evolving nature of computing (including demand for always on, always connected capabilities); the speed of technological change (including the transition to smaller geometry process technologies); value-added features that drive selling prices and consumer demand for new 3G/4G and 3G/4G/5G multimode devices, as well as 3G, 4G and 5G single-mode devices; turnkey, integrated products that incorporate hardware, software, user interface, applications and reference designs; scalability; and the ability of the system technology to meet customers’ immediate and future network requirements. We anticipate that additional competitors will introduce products as a result of growth opportunities in wireless communications, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in certain segments of the industry. Additionally, the semiconductor industry has experienced and may continue to experience consolidation, which could result in significant changes to the competitive landscape.
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

•	develop and offer integrated circuit products at competitive cost and price points to effectively cover all geographic regions and all device tiers;

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

•
become a leading supplier of RFFE products, which are designed to address cellular RF band fragmentation while improving RF performance and assist OEMs in developing multiband, multimode mobile devices;

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

•
be a leader serving OEMs, high level operating systems (HLOS) providers, operators, cloud providers and other industry participants as competitors, new industry entrants and other factors continue to affect the industry landscape;

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

We compete with many different semiconductor companies, ranging from multinational companies with integrated research and development, manufacturing, sales and marketing organizations across a broad spectrum of product lines, to companies that are focused on a single application, industry segment or standard product, including those that produce products for RFFE, automotive, computing, IoT and networking applications. Most of these competitors compete with us with respect to some, but not all, of our businesses. Companies that design integrated circuits based on CDMA, OFDMA, Wi-Fi or their derivatives are generally competitors or potential competitors. Examples (some of which are strategic partners of ours in other areas) include Broadcom, Cirrus Logic, Cypress Semiconductor, HiSilicon, Intel, Marvell, Maxim, MediaTek, Microchip Technology, Murata, Nordic Semiconductor, Nvidia, NXP Semiconductors, Qorvo, Realtek Semiconductor, Renesas, Samsung, Sequans Communications, Skyworks and Spreadtrum Communications (which is controlled by Tsinghua Unigroup). Some of these current and potential competitors may have advantages over us that include, among others: motivation by our customers in certain circumstances to use our competitors’ integrated circuit products, to utilize their own internally-developed integrated circuit products or sell such products to others, or to choose alternative technologies; lower cost structures or a willingness and ability to accept lower prices or lower or negative margins for their products, particularly in China; foreign government support of other technologies, competitors or OEMs that sell devices that do not contain our chipsets; better known brand names; ownership and control of manufacturing facilities and greater expertise in manufacturing processes; more extensive relationships with local distribution companies and OEMs in certain geographic regions (such as China); more experience in adjacent industry segments outside traditional cellular industries (such as automotive, computing, IoT and networking); and a more established presence in certain regions.
In particular, certain of our largest integrated circuit customers develop their own integrated circuit products, which they have in the past utilized, and currently utilize, in certain of their devices and may in the future choose to utilize in certain (or all) of their devices, rather than our products (and they may sell their integrated circuit products to third parties, discretely or together with certain of their other products, in competition with us). Also, Apple, which has historically been one of our largest customers, has utilized products of one of our competitors in many of its devices rather than our products, and is solely utilizing one of our competitors’ products in its most recent smartphone launches. In April 2019, we entered into a new multi-year chipset supply agreement with Apple. We do not expect to begin recording revenues under this agreement until the second half of fiscal 2020. However, Apple may choose to use our competitors’ products or its own modem products in one or more of its future devices.

Further, certain of our competitors develop and sell multiple components (including integrated circuit products) for use in devices and sell those components together to OEMs. Our competitors’ sales of multiple components put us (and our discrete integrated circuit products) at a competitive disadvantage. Certain of our competitors also develop and sell infrastructure equipment for wireless networks and can optimize their integrated circuit products to perform on such networks to a degree that we are not able to, which again puts us at a competitive disadvantage.
Competition in any or all product tiers may result in the loss of business or customers, which would negatively impact our revenues, results of operations and cash flows. Such competition may also reduce average selling prices for our chipset products or the products of our customers and licensees. Certain of these dynamics are particularly pronounced in emerging regions and China where competitors may have lower cost structures or may have a willingness and ability to accept lower prices or lower or negative margins on their products. Reductions in the average selling prices of our chipset products, without a corresponding increase in volumes, would negatively impact our revenues, and without corresponding decreases in average unit costs, would negatively impact our margins. In addition, reductions in the average selling prices of our licensees’ products, unless offset by an increase in volumes, would generally decrease total royalties payable to us, negatively impacting our licensing revenues.
We derive a significant portion of our revenues from a small number of customers and licensees, which increasingly includes a small number of Chinese OEMs. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuates, our business and results of operations could be negatively affected.
Our QCT segment derives a significant portion of its revenues from a small number of customers, and we expect this trend to continue in the foreseeable future. Our industry is experiencing and may continue to experience concentration of device share among a few companies, particularly at the premium tier, contributing to this trend. Chinese OEMs continue to grow their device share in China and are increasing their device share in regions outside of China, and we derive a significant and increasing portion of our revenues from a small number of these OEMs. In addition, certain of our largest integrated circuit customers develop their own integrated circuit products, which they have in the past utilized, and currently utilize, in certain of their devices and may in the future choose to utilize in certain (or all) of their devices, rather than our products (and they may sell their integrated circuit products to third parties, discretely or together with certain of their other products, in competition with us). Also, Apple, which has historically been one of our largest customers, has utilized products of one of our competitors in many of its devices rather than our products, and is solely utilizing one of our competitor’s products in its most recent smartphone launches. In April 2019, we entered into a new multi-year chipset supply agreement with Apple. We do not expect to begin recording revenues under this agreement until the second half of fiscal 2020. However, Apple may choose to use our competitors’ products or its own modem products in one or more of its future devices.
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
Further, to the extent Apple purchases our modem products, it purchases our MDM products, which do not include our integrated application processor technology, and which have lower revenue and margin contributions than our combined modem and application processor products. To the extent Apple takes device share from our customers who purchase our integrated modem and application processor products, our revenues and margins may be negatively impacted.
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
We derive a significant portion of our revenues from the premium-tier device segment, and we expect this trend to continue in the foreseeable future. The industry has experienced, and we expect it will continue to experience, slowing growth in the premium-tier device segment due to, among other factors, lengthening replacement cycles in developed regions, where premium-tier smartphones are common; increasing consumer demand in emerging regions and China where premium-tier smartphones are less common and replacement cycles are on average longer than in developed regions and are continuing to lengthen; and a maturing premium-tier smartphone industry in which demand is increasingly driven by new product launches and innovation cycles.
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
A reduction in sales of premium-tier devices, a reduction in sales of our premium-tier integrated circuit products (which have a higher revenue and margin contribution than our lower-tier integrated circuit products) or a shift in share away from OEMs that utilize our products, would reduce our revenues and margins and may harm our ability to achieve or sustain expected financial results. Any such reduction in revenues would also impact our cash resources available for other purposes, such as research and development.
Efforts by some OEMs or their customers to avoid paying fair and reasonable royalties for the use of our intellectual property may require the investment of substantial management time and financial resources and may result in legal decisions or actions by governments, courts, regulators or agencies, Standards Development Organizations (SDOs) or other industry organizations that harm our business.
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
In addition, certain licensees have disputed, underreported, underpaid, not reported or not paid royalties owed to us under their license agreements or reported to us in a manner that is not in compliance with their contractual obligations, and certain companies have yet to enter into or have delayed entering into or renewing license agreements with us for their use of our intellectual property. Further, certain licensees and companies are currently engaged in such behavior and they or others may engage in such behavior in the future. The fact that one or more licensees dispute, underreport, underpay, do not report or do not pay royalties owed to us may encourage other licensees to take similar actions or not renew their existing license agreements, and may encourage other licensees or unlicensed companies to delay entering into, or not enter into, new license agreements. Further, to the extent such licensees and companies increase their device share, the negative impact of their underreporting, underpayment, non-payment or non-reporting on our business, revenues, results of operations, financial condition and cash flows will be exacerbated.
We have been in the past and are currently subject to various litigation and governmental investigations and proceedings, including the lawsuit filed against us by the FTC. Certain of these matters are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Commitments and Contingencies.” We may become subject to other litigation or governmental investigations or proceedings in the future. Additionally, certain of our direct and indirect customers and licensees have pursued, and others may in the future pursue, litigation or arbitration against us related to our business. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, revenues, results of operations, financial condition and cash flows. See the Risk Factors below entitled “Our business, particularly our licensing business, may suffer as a result of adverse rulings in government investigations or proceedings” and “Changes in our patent licensing practices, whether due to governmental investigations or private legal proceedings challenging those practices, or otherwise, could adversely impact our business and results of operations.”
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
As described in the Risk Factor above entitled “Our business, particularly our licensing business, may suffer as a result of adverse rulings in government investigations or proceedings,” we have been in the past and are currently subject to various governmental investigations and proceedings, as well as private legal proceedings, challenging our patent licensing and chipset sales practices, including the lawsuit filed against us by the FTC. Certain of these matters are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Commitments and Contingencies.” We believe that one intent of these investigations and legal proceedings is to reduce the amount of royalties that licensees are required to pay to us for their use of our intellectual property. We may become subject to other litigation or governmental investigations or proceedings in the future.
We historically licensed our cellular standard-essential patents together with our other patents that may be useful to licensed products because licensees desired to obtain the commercial benefits of receiving such broad patent rights from us. However, we also licensed only our cellular standard-essential patents to licensees who requested such licenses. Since 2015, our standard practice in China is to offer licenses to our 3G and 4G (and now 5G) cellular standard-essential Chinese patents for devices sold for use in China separately from our other patents. In addition, we also offer licenses to only our cellular standard-essential patents (including 3G, 4G and 5G) for both single-mode and multimode devices on a worldwide basis, and since 2018, an increasing number of new and existing licensees have elected to enter into worldwide license agreements covering only our cellular standard-essential patents. Going forward, we anticipate that a significant portion of our licensing revenues will continue to be derived from licensees that have entered into license agreements covering only our cellular standard-essential patents. Our royalty rates for licenses to only our cellular standard-essential patents are lower than our royalty rates for licenses to substantially all of our patent portfolio. If more licensees choose a license to only our cellular standard-essential patents instead of a portfolio license than has historically been the case, our licensing revenues and earnings would be negatively impacted unless we were able to license our other patents at rates that offset all or a portion of any difference between the royalties previously received for licenses of substantially all of our patent portfolio as compared to licenses of only our cellular standard-essential patents or there was a sufficient increase in the overall volume of sales of devices upon which royalties are paid.
If we were required to grant patent licenses to chipset manufacturers (which could lead to implementing a more complex, multi-level licensing structure in which we license certain portions of our patent portfolio to chipset manufacturers and other portions to OEMs), we would incur additional transaction costs, which may be significant, and we could incur delays in recognizing revenues until license negotiations were completed. In addition, our licensing revenues and earnings would be negatively impacted if we were not able to obtain, in the aggregate, equivalent revenues under such a multi-level licensing structure.
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
We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements, international treaties and other methods, to protect our proprietary information, technologies and processes, including our patent portfolio. Policing unauthorized use of our products, technologies and proprietary information is difficult and time consuming. The steps we have taken have not always prevented, and we cannot be certain the steps we will take in the future will prevent, the misappropriation or unauthorized use of our proprietary information and technologies, particularly in foreign countries where the laws may not protect our proprietary intellectual property rights as fully or as readily as U.S. laws or where the enforcement of such laws may be lacking or ineffective. See the Risk Factor entitled “Our business and operations could suffer in the event of security breaches of our information technology systems, or other misappropriation of our technology, intellectual property or other proprietary or confidential information.”
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
We have had, currently have, and may in the future have, difficulty in certain circumstances in protecting or enforcing our intellectual property rights and contracts, including collecting royalties for use of our patent portfolio due to, among others: refusal by certain licensees to report and pay all or a portion of the royalties they owe to us; policies of foreign governments; challenges to our licensing practices under competition laws; adoption of mandatory licensing provisions by foreign jurisdictions; failure of foreign courts to recognize and enforce judgments of contract breach and damages issued by courts in the United States; and challenges before competition agencies to our licensing business and the pricing and integration of additional features and functionality into our chipset products. Certain licensees have disputed, underreported, underpaid, not reported or not paid royalties owed to us under their license agreements with us or reported to us in a manner that is not in compliance with their contractual obligations, and certain companies have yet to enter into or have delayed entering into or renewing license agreements for their use of our intellectual property. Further, certain licensees and companies are currently engaged in such behavior and they or others may engage in such behavior in the future. The fact that one or more licensees dispute, underreport, underpay, do not report or do not pay royalties owed to us may encourage other licensees to take similar actions or not renew their existing license agreements, and may encourage other licensees or unlicensed companies to delay entering into, or not enter into, new license agreements. Additionally, although our license agreements provide us with the right to audit the books and records of licensees, audits can be expensive, time consuming, incomplete and subject to dispute. Further, certain licensees may not comply with the obligation to provide full access to their books and records. To the extent we do not aggressively enforce our rights under our license agreements, licensees may not comply with their existing license agreements, and to the extent we do not aggressively pursue unlicensed companies to enter into license agreements with us for their use of our intellectual property, other unlicensed companies may not enter into license agreements. Similarly, we provide access to certain of our intellectual property and proprietary and confidential business information to our direct and indirect customers and licensees, who have in the past and may in the future wrongfully use such intellectual property and information or wrongfully disclose such intellectual property and information to third parties, including our competitors.
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
Our industry is subject to rapid technological change, evolving industry standards and frequent new product introductions, and we must make substantial research, development and other investments, such as acquisitions, in new products, services and technologies to compete successfully. Technological innovations generally require significant research and development efforts before they are commercially viable. While we continue to invest significant resources toward advancements primarily in support of 4G- and 5G-based technologies, we also invest in new and expanded product areas, and adjacent industry segments and applications, by utilizing our existing technical and business expertise and through acquisitions.
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
If our new technologies, products and services are not successful, or are not successful in the time frames we anticipate, we may incur significant costs and asset impairments, our business may not grow or grow meaningfully, our revenues and margins may be negatively impacted, and our reputation may be harmed.
The continued and future success of our licensing programs requires us to continue to evolve our patent portfolio, and our licensing programs may be impacted by the proliferation of devices in new industry segments such as automotive, computing, IoT and networking, as well as the need to renew or renegotiate license agreements that are expiring or to cover additional future patents.
We own a very strong portfolio of issued and pending patents related to 3G, 4G, 5G and other technologies. It is critical that we continue to evolve our patent portfolio, particularly in 5G. If we do not maintain a strong portfolio that is applicable to current and future standards, products and services, our future licensing revenues could be negatively impacted.
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
Further, the licenses granted to and from us under a number of our license agreements include only patents that are either filed or issued prior to a certain date. As a result, there are agreements with some licensees where later patents are not licensed by or to us. Additionally, all of our patent license agreements in China that were entered into in 2015 or thereafter, as well as our recent worldwide cellular standard-essential patent only agreements, are effective for a specified term. In order to license or to obtain a license to such later patents or after the expiration of the specified term, and to receive royalties after the expiration date of the specified term, we will need to extend or modify such license agreements or enter into new license agreements with such licensees more frequently than we have done historically. In particular, our license agreement with Huawei expired on December 31, 2019, and our license agreements with two key Chinese licensees were extended and now expire on March 31, 2020. Such agreements provide either party with the right to initiate binding arbitration for a period of several months, the result of which will be a new license agreement. We might not be able to extend or modify license agreements, or enter into new license agreements, in the future without negatively affecting the material terms and conditions of our license agreements with such licensees, and such modifications or new agreements may negatively impact our revenues. In some circumstances, we may extend, modify or enter into new license agreements as a result of arbitration or litigation, and terms imposed by arbitrators or courts may be less favorable to us than existing terms. If there is a delay in extending, modifying or entering into a new license agreement with a licensee, there would be a delay in our ability to recognize revenues related to that licensee’s product sales. Further, if we are unable to reach agreement on such modifications or new agreements, it could result in patent infringement litigation with such companies.
We depend on a limited number of third-party suppliers for the procurement, manufacture and testing of our products manufactured in a fabless production model. If we fail to execute supply strategies that provide technology leadership, supply assurance and reasonable margins, our business and results of operations may be harmed. We are also subject to order and shipment uncertainties that could negatively impact our results of operations.
Our QCT segment primarily utilizes a fabless production model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Other than the facilities we own that manufacture certain of our RFFE modules and RF filter acoustic products, we rely on independent third-party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. We employ both turnkey and two-stage manufacturing models to purchase our integrated circuits. Under the turnkey model, our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing model, we purchase die in singular or wafer form from semiconductor manufacturing foundries and contract with separate third-party suppliers for manufacturing services such as wafer bump, probe, assembly and the majority of our final test requirements. The semiconductor manufacturing foundries that supply products to our QCT segment are primarily located in Asia, as are our primary warehouses where we store finished goods for fulfillment of customer orders.
The following could have an adverse effect on our ability to meet customer demand and negatively impact our revenues, business operations, profitability and cash flows:

•	a reduction, interruption, delay or limitation in our product supply sources;

•	a failure by our suppliers to procure raw materials, or to provide or allocate adequate raw materials or manufacturing or test capacity, for our products;

•	our suppliers’ inability to react to shifts in product demand or an increase in raw material or component prices;

•	our suppliers’ delay in developing leading process technologies, or inability to develop or maintain leading process technologies, including transitions to smaller geometry process technologies;

•	the loss of a supplier or the inability of a supplier to meet performance, quality or yield specifications or delivery schedules;

•	additional expense or production delays as a result of qualifying a new supplier and commencing volume production or testing in the event of a loss of, or a decision to add or change, a supplier;

•	natural disasters or geopolitical conflicts impacting our suppliers; and

•
an outbreak of a virus in Asia, such as the recent coronavirus outbreak that originated in China, affecting the production capabilities of our suppliers, including as a result of quarantines or closure.

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
Although we have long-term contracts with our suppliers, most of these contracts do not provide for long-term capacity commitments. To the extent we do not have firm commitments from our suppliers over a specific time period or for any specific quantity, our suppliers may allocate, and in the past have allocated, capacity to the production and testing of products for their other customers while reducing or limiting capacity to manufacture or test our products. Accordingly, capacity for our products may not be available when we need it or at reasonable prices. To the extent we do obtain long-term capacity commitments, we may incur additional costs related to those commitments or make non-refundable payments for capacity commitments that are not used.
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
Additionally, we place orders with our suppliers using our and our customers’ forecasts of demand for our products, which are based on a number of assumptions and estimates. As we move to smaller geometry process technologies, the manufacturing lead-time increases. As a result, the orders we place with our suppliers are generally only partially covered by commitments from our customers. If we, or our customers, overestimate demand that is not under a binding commitment from our customers, we may experience increased excess or obsolete inventory, which would negatively impact our results of operations.
There are numerous risks associated with the operation and control of our manufacturing facilities, including a higher portion of fixed costs relative to a fabless model, environmental compliance and liability, issues related to climate change, exposure to natural disasters, timely supply of equipment and materials, and various manufacturing issues.
While our QCT segment has historically utilized a fabless production model, we now also own and operate various facilities that manufacture our RFFE modules and RF filter acoustic products. Manufacturing facilities are characterized by a higher portion of fixed costs relative to a fabless model. We may be faced with a decline in the utilization rates of our manufacturing facilities due to decreases in demand for our products, including in less favorable industry environments. During such periods, our manufacturing facilities could operate at lower capacity levels, while the fixed costs associated with such facilities continue to be incurred, resulting in lower gross profit.
We are subject to many environmental, health and safety laws and regulations in each jurisdiction in which we operate our manufacturing facilities, which govern, among other things, emissions of pollutants into the air; wastewater discharges; the use, storage, generation, handling and disposal of hazardous substances and other waste; the investigation and remediation of soil and ground water contamination; and the health and safety of our employees. Certain environmental laws impose strict, and in certain circumstances joint and several, liability on current or previous owners or operators of real property, or parties who arranged for hazardous substances to be sent to disposal or treatment facilities, for the cost of investigation, removal or remediation of hazardous substances. As a result, we may incur clean-up costs in connection with any such removal or remediation efforts, as well as other third-party claims in connection with contaminated sites. In addition, we could be held liable for consequences arising out of human exposure to hazardous substances or other environmental damage. If we or companies we acquire have in the past failed or in the future fail to comply with any such laws and regulations, then we could incur liabilities, fines or prohibitions on the sale of products we manufacture, and our operations could be suspended. Such laws and regulations could also restrict our ability to modify or expand our facilities, could require us to acquire costly equipment, or could require other significant expenditures. We are also required to obtain and maintain environmental permits from governmental authorities for certain of our operations. While we have designed policies and procedures to ensure compliance with applicable laws, regulations and permits, we cannot make assurances that we, or our employees, contractors or agents, will at all times be in compliance with such laws, regulations and permits, or our related policies and procedures.
Climate change concerns and the potential resulting environmental impact may result in new environmental, health and safety laws and regulations that may affect us, our suppliers and/or our customers. Such laws or regulations could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that are passed on to us. These costs may adversely impact our operations and financial condition. In addition, climate change may pose physical risks to us or our suppliers, including increased extreme weather events that could result in supply delays or disruptions.
We have manufacturing facilities in Asia and Europe. If tsunamis, flooding, earthquakes, volcanic eruptions or other natural disasters, or geopolitical conflicts, were to damage, destroy or disrupt our manufacturing facilities, it could disrupt our operations, delay new production and shipments of inventory and result in costly repairs, replacements or other costs. In addition, natural disasters or geopolitical conflicts may result in disruptions in transportation, distribution channels and supply chains, and significant increases in the prices of raw materials. Further, an outbreak of a virus in Asia, such as the recent coronavirus outbreak that originated in China, could affect the production capabilities of our manufacturing facilities, including by resulting in quarantines and/or closures, which would result in disruptions to and potentially closures of our manufacturing operations.
Our manufacturing operations depend on securing raw materials and other supplies in adequate quality and quantity in a timely manner from multiple suppliers, and in some cases, we rely on a limited number of suppliers, particularly in Asia. Accordingly, there may be cases where supplies of raw materials and other products are interrupted by disaster, accident or some other event at a supplier, supply is suspended due to quality or other issues, or there is a shortage of supply due to a rapid increase in demand, among others, which could impact production and prevent us from supplying products to our customers. If the supply-demand balance is disrupted, it may considerably increase costs of manufacturing due to increased prices we pay for raw materials. From time to time, suppliers may extend lead times, limit the amounts supplied to us or increase prices due to capacity constraints or other factors. Additionally, supply and costs of raw materials may be negatively impacted by trade and/or national security protection policies, such as tariffs, or actions by governments that limit or prevent us from transacting business with certain companies or that limit or prevent certain companies from transacting business with us, or escalating trade tensions, particularly with countries in Asia. Further, it may be difficult or impossible to substitute one piece of equipment for another or replace one type of material with another. A failure by our suppliers to deliver our requirements could result in disruptions to our manufacturing operations.
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
Finally, we typically begin manufacturing our products using our or our customers’ forecasts of demand for our products, which are based on a number of assumptions and estimates and are generally not covered by purchase commitments. As a result, we incur inventory and manufacturing costs in advance of anticipated sales, which sales ultimately may not materialize or may be lower than expected. If we or our customers overestimate demand that is not under a binding commitment from our customers, we may experience higher inventory carrying and operating costs and/or increased excess or obsolete inventory, which would negatively impact our results of operations.
Claims by other companies that we infringe their intellectual property could adversely affect our business.
From time to time, companies have asserted, and may again assert, patent, copyright and other intellectual property rights against our products or products using our technologies or other technologies used in our industry. These claims have resulted and may again result in our involvement in litigation. We may not prevail in such litigation given, among other factors, the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products or services were found to infringe another company’s intellectual property rights, we could be subject to an injunction or be required to redesign our products or services, or to license such rights or pay damages or other compensation to such other company (any of which could be costly). If we are unable to redesign our products or services, license such intellectual property rights used in our products or services or otherwise distribute our products (e.g., through a licensed supplier), we could be prohibited from making and selling such products or providing such services. Similarly, our suppliers could be found to infringe another company’s intellectual property rights, and such suppliers could then be enjoined from providing products or services to us.
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
Certain legal matters, which may include certain claims by other companies that we infringe their intellectual property, are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Commitments and Contingencies.”
We may engage in strategic acquisitions and other transactions or make investments, or be unable to consummate planned strategic acquisitions, which could adversely affect our results of operations or fail to enhance stockholder value.
We engage in strategic acquisitions and other transactions, including joint ventures, and make investments, which we believe are important to the future of our business, with the goal of maximizing stockholder value. From time to time, we acquire businesses and other assets, including patents, technology and other intangible assets, enter into joint ventures or other strategic transactions and purchase minority equity interests in or make loans to companies, including those that may be private and early-stage. Our strategic activities are generally focused on opening or expanding opportunities for our products and technologies and supporting the design and introduction of new products and services (or enhancing existing products or services) for voice and data communications and new industry segments. Many of our strategic activities entail a high degree of risk and require the use of significant amounts of capital, and investments may not become liquid for several years after the date of the investment, if at all. Our strategic activities may not generate financial returns or result in increased adoption or continued use of our technologies, products or services. We may underestimate the costs or overestimate the benefits, including product, revenue, cost and other synergies and growth opportunities that we expect to realize, and we may not achieve those benefits. In some cases, we may be required to consolidate or record our share of the earnings or losses of companies in which we have acquired ownership interests. In addition, we may record impairment charges related to our strategic activities. Any losses or impairment charges that we incur related to strategic activities will have a negative impact on our financial condition and results of operations, and we may continue to incur new or additional losses related to strategic assets or investments that we have not fully impaired or exited.
Achieving the anticipated benefits of business acquisitions, including joint ventures and other strategic investments in which we have management and operational control, depends in part upon our ability to integrate the businesses in an efficient and effective manner and achieve anticipated synergies, and we may not be successful in these efforts. Such integration is complex and time consuming and involves significant challenges, including, among others: retaining key employees; successfully integrating new employees, technology, products, processes, operations (including manufacturing operations), sales and distribution channels, business models and business systems; retaining customers and suppliers of the businesses; consolidating research and development and supply operations; minimizing the diversion of management’s attention from ongoing business matters; consolidating corporate and administrative infrastructures; and managing the increased scale, complexity and globalization of our business, operations and employee base. We may not derive any commercial value from associated technologies or products or from future technologies or products based on these technologies, and we may be subject to liabilities that are not covered by indemnification protection that we may obtain, and we may become subject to litigation. Additionally, we may not be successful in entering or expanding into new sales or distribution channels, business or operational models (including manufacturing), geographic regions, industry segments or categories of products served by or adjacent to the associated businesses or in addressing potential new opportunities that may arise out of our strategic acquisitions.
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
Further, China has implemented, and other countries or regions may implement, cybersecurity laws that require that our overall information technology security environment meet certain standards and/or be certified. Such laws may be complex, ambiguous and subject to interpretation, which may create uncertainty regarding compliance. As a result, our efforts to comply with such laws may be expensive and may fail, which could adversely affect our business, results of operations and cash flows.
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

National, state and local environmental laws and regulations affect our operations around the world. These laws may make it more expensive to manufacture and sell products, and our costs could increase if our vendors (e.g., suppliers, third-party manufacturers or utility companies) pass on their costs to us. The imposition of tariffs on raw materials or our products could also have a negative impact on our revenues and results of operations. We are also subject to laws and regulations impacting our manufacturing operations. See the Risk Factor entitled “There are numerous risks associated with the operation and control of our manufacturing facilities, including a higher portion of fixed costs relative to a fabless model, environmental compliance and liability, issues related to climate change, exposure to natural disasters, timely supply of equipment and materials, and various manufacturing issues.”
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
In the past, securities class action litigation has been brought against companies following periods of volatility in the market price of their securities, among other reasons. We are and may in the future be the target of securities litigation. Securities litigation could result in substantial uninsured costs and divert management’s attention and our resources. Certain legal matters, including certain securities litigation brought against us, are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Commitments and Contingencies.”
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
We have implemented a stock repurchase program to repurchase up to $30 billion of our outstanding common stock. This stock repurchase program has significantly reduced and is expected to continue to reduce the amount of cash that we have available to fund our operations, including research and development, working capital, capital expenditures, acquisitions, investments, dividends and other corporate purposes; and increases our exposure to adverse economic, market, industry and competitive conditions and developments, and other changes in our business and our industry. In addition, this significant decrease in our cash reserves exacerbates the risks described above associated with our indebtedness.

Our business and operations could suffer in the event of security breaches of our information technology systems, or other misappropriation of our technology, intellectual property or other proprietary or confidential information.
Third parties regularly attempt to gain unauthorized access to our information technology systems, and most of such attempts are increasingly more sophisticated. These attempts, which might be related to industrial, corporate or other espionage, criminal hackers or state-sponsored intrusions, include trying to covertly introduce malware to our computers and networks, including those in our manufacturing operations, and impersonating authorized users, among others. In addition, third party suppliers that we may rely on to store and/or process our confidential information may also be subject to similar attacks. Such attempts could result in the misappropriation, theft, misuse, disclosure or loss or destruction of the technology, intellectual property, or the proprietary, confidential or personal information, of us or our employees, customers, licensees, suppliers or other third parties, as well as damage to or disruptions in our information technology systems. These threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. We seek to detect and investigate all security incidents and to prevent their recurrence, but attempts to gain unauthorized access to our information technology systems may be successful, and in some cases, we might be unaware of an incident or its magnitude and effects.
In addition, employees and former employees, in particular former employees who become employees of our competitors, customers, licensees or other third parties, including state actors, have in the past and may in the future misappropriate, use, publish or provide to our competitors, customers, licensees or other third parties, including state actors, our technology, intellectual property or other proprietary or confidential information. This risk is exacerbated as competitors for talent, particularly engineering talent, increasingly attempt to hire our employees. See the Risk Factor entitled “We may not be able to attract and retain qualified employees.” Similarly, we provide access to certain of our technology, intellectual property and other proprietary or confidential information to our direct and indirect customers and licensees and certain of our consultants, who have in the past and may in the future wrongfully use such technology, intellectual property or information, or wrongfully disclose such technology, intellectual property or information to third parties, including our competitors or state actors. We also provide access to certain of our technology, intellectual property and other proprietary or confidential information to certain of our joint venture partners, including those affiliated with state actors and including in foreign jurisdictions where ownership restrictions may require us to take a minority ownership interest in the joint venture. Such joint venture partners may wrongfully use such technology, intellectual property or information, or wrongfully disclose such technology, intellectual property or information to third parties, including our competitors or state actors.
The misappropriation, theft, misuse, disclosure or loss or destruction of the technology, intellectual property, or the proprietary, confidential or personal information, of us or our employees, customers, licensees, suppliers or other third parties, could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives, cause us to lose business, damage our reputation, subject us to legal or regulatory proceedings, cause us to incur other loss or liability and otherwise adversely affect our business. We expect to continue to devote significant resources to the security of our information technology systems, and our technology, intellectual property and proprietary and confidential information.
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
The United States Treasury Department has issued proposed regulations on several provisions of the Tax Legislation, including FDII and interest expense deduction limitations, which are expected to be finalized in the next several months. When finalized, these proposed regulations may adversely affect our provision for income taxes, results of operations and/or cash flows.
We have tax incentives in Singapore provided that we meet specified employment and other criteria, and as a result of the expiration of these incentives, our Singapore tax rate is expected to increase in fiscal 2022 and again in fiscal 2027. If we do not meet the criteria required to retain such incentives, our historical and future Singapore tax rate could increase prior to fiscal 2022 and/or fiscal 2027, and our results of operations and cash flows could be adversely affected.
Tax rules may change in a manner that adversely affects our future reported results of operations or the way we conduct our business. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (BEPS) project that was undertaken by the Organization for Economic Co-operation and Development (OECD). The OECD, which represents a coalition of member countries, recommended changes to numerous long-standing tax principles related to transfer pricing. These changes, as adopted by countries, may increase tax uncertainty and may adversely affect our provision for income taxes, results of operations and cash flows. Partially to address BEPS, we moved certain intellectual property from Singapore to the United States. As a result, if tax rates were to increase in the United States, our results of operations, cash flows and financial condition could be adversely affected.
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
A decline in global, regional or local economic conditions, a slow-down in economic growth, political actions including trade and/or national security protection policies, such as tariffs, or actions by governments that limit or prevent us from transacting business with certain companies or that limit or prevent certain companies from transacting business with us, particularly in geographic regions with high concentrations of wireless voice and data users or high concentrations of our customers or licensees, could have adverse, wide-ranging effects on demand for our products and services and for the products and services of our customers or licensees, particularly equipment manufacturers or others in the wireless communications industry who buy their products, such as wireless operators. Similarly, an outbreak of a virus in Asia, such as the recent coronavirus outbreak that originated in China, could negatively affect the production capabilities of our manufacturing facilities and/or the manufacturing facilities of our customers, licensees and/or suppliers, including by resulting in quarantines and/or closures. Any such prolonged economic downturn, “trade war” or outbreak may result in a decrease in demand for our products and technologies; a decrease in demand for the products and services of our customers or licensees; the inability of our suppliers to deliver on their supply commitments to us, our inability to supply our products to our customers and/or the inability of our customers or licensees to supply their products to end users; the insolvency of key suppliers, customers or licensees; delays in reporting or payments from our licensees or customers; failures by counterparties; and/or negative effects on wireless device inventories. In addition, our customers’ ability to purchase or pay for our products and services and network operators’ ability to upgrade their wireless networks could be adversely affected by economic conditions, leading to a reduction, cancelation or delay of orders for our products and services.
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

Failures in our products, or in the products of our customers or licensees, including those resulting from security vulnerabilities, defects or errors, could harm our business.
Our products (including related software) are complex and may contain defects, errors or security vulnerabilities, or experience failures or unsatisfactory performance, due to any number of issues, including in materials, design, fabrication, packaging and/or use within a system. Further, because of the complexity of our products, defects or errors might only be detected when the products are in use. Development of products in new domains of technology, and the migration to integrated circuit technologies with smaller geometric feature sizes, is complex, adds risk to manufacturing yields and reliability, and increases the likelihood of product defects or errors. Risks associated with product defects, errors or security vulnerabilities are exacerbated by the fact that our customers typically integrate our products into consumer devices.
The use of devices containing our products to interact with untrusted systems or otherwise access untrusted content creates a risk of exposing the system hardware and software in those devices to malicious attacks. Security vulnerabilities in our products could expose our customers or end users to hackers or other unscrupulous third parties who develop and deploy viruses, worms and other malicious software programs that could attack our products or those of our customers. While we continue to focus on this issue and are taking measures to safeguard our products from cybersecurity threats, device capabilities continue to evolve, enabling more elaborate functionality and applications, and increasing the risk of security failures.
Our products may be responsible for critical functions in our customers’ products and networks. Failure of our products to perform to specifications, or other product defects, errors or security vulnerabilities, could lead to substantial damage to the products we sell to our customers, the devices into which our products are integrated and to the end users of such devices. Such defects, errors or security vulnerabilities could give rise to significant costs, including costs related to developing solutions, recalling products, repairing or replacing defective products, writing down defective inventory, or indemnification clauses in our agreements, and could result in the loss of sales and divert the attention of our engineering personnel from our product development efforts. In addition, defects, errors or security vulnerabilities in our products could result in failure to achieve market acceptance, a loss of design wins, a shifting of business to our competitors, and litigation or regulatory action against us, and could harm our reputation, our relationships with customers and partners and our ability to attract new customers, as well as the perceptions of our brand. Other potential adverse impacts of product defects, errors or security vulnerabilities include shipment delays, write-offs of property, plant and equipment and intangible assets, losses on unfavorable purchase commitments, and a decrease in demand for connected devices and wireless services generally. In addition, defects, errors or security vulnerabilities in the products of our customers or licensees could cause a delay or decrease in demand for the products into which our products are integrated, and thus for our products generally and our premium-tier products in particular.
In addition, the occurrence of defects may give rise to product liability claims, particularly if defects in our products or the products into which they are integrated result in personal injury or death. If a product liability claim is brought against us, the cost of defending the claim could be significant, and could divert the efforts of our technical and management personnel and harm our business. We may be named in product liability claims even if there is no evidence that our products caused the damage in question, and even though we may have indemnity from our customers, and such claims could result in significant costs and expenses. Further, our business liability insurance may be inadequate, or future coverage may be unavailable on acceptable terms, which could adversely impact our financial results. The above is exacerbated by the fact that our products may be used, and perform critical functions, in various high-risk applications such as automobiles, including autonomous driver assistance programs; cameras and artificial intelligence, including home and enterprise security; home automation, including smoke and noxious gas detectors; medical condition monitoring; location and asset tracking and management, including wearables for child safety and elderly health; robotics, including public safety drones and autonomous municipality vehicles; and extended reality (XR) for treatment of phobias or PTSD, early detection of disorders or special needs, among others.

Accordingly, defects, errors or security vulnerabilities in our products or services could have an adverse impact on us, on our customers and the end users of our customers’ products. If any of these risks materialize, there could be a material adverse effect on our business, financial condition and results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2019 Annual Report on Form 10-K. At December 29, 2019, there have been no material changes to the financial market risks described at September 29, 2019. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting in the first quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
We have provided updated Risk Factors in the section labeled “Risk Factors” in “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other than the Risk Factor entitled “Failures in our products, or in the products of our customers or licensees, including those resulting from security vulnerabilities, defects or errors, could harm our business,” we do not believe those updates have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our most recent Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities in the first quarter of fiscal 2020 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
September 30, 2019 to October 27, 2019	2,876	$76.47	2,876	$6,843
October 28, 2019 to November 24, 2019	2,322	86.08	2,322	6,643
November 25, 2019 to December 29, 2019	4,040	84.59	4,040	6,302
Total	9,238		9,238

(1)	Average Price Paid Per Share excludes cash paid for commissions.

(2)
On July 26, 2018, we announced a repurchase program authorizing us to repurchase up to $30 billion of our common stock. At December 29, 2019, $6.3 billion remained authorized for repurchase. The stock repurchase program has no expiration date. Since December 29, 2019, we repurchased and retired 2.9 million shares of common stock for $260 million. Shares withheld to satisfy statutory tax withholding requirements related to the vesting of share-based awards are not issued or considered stock repurchases under our stock repurchase program and, therefore, are excluded from the table above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	4/20/2018	3.1
3.2	Amended and Restated Bylaws.	8-K	7/17/2018	3.1
4.1	Indenture, dated May 20, 2015, between the Company and U.S. Bank National Association, as trustee.	8-K	5/21/2015	4.1
4.2	Officers’ Certificate, dated May 20, 2015, for the Floating Rate Notes due 2018, the Floating Rate Notes due 2020, the 1.400% Notes due 2018, the 2.250% Notes due 2020, the 3.000% Notes due 2022, the 3.450% Notes due 2025, the 4.650% Notes due 2035 and the 4.800% Notes due 2045.	8-K	5/21/2015	4.2
4.3	Form of Floating Rate Notes due 2020.	8-K	5/21/2015	4.4
4.4	Form of 2.250% Notes due 2020.	8-K	5/21/2015	4.6
4.5	Form of 3.000% Notes due 2022.	8-K	5/21/2015	4.7
4.6	Form of 3.450% Notes due 2025.	8-K	5/21/2015	4.8
4.7	Form of 4.650% Notes due 2035.	8-K	5/21/2015	4.9
4.8	Form of 4.800% Notes due 2045.	8-K	5/21/2015	4.10
4.9	Officers’ Certificate, dated May 26, 2017, for the Floating Rate Notes due 2019, the Floating Rate Notes due 2020, the Floating Rate Notes due 2023, the 1.850% Notes due 2019, the 2.100% Notes due 2020, the 2.600% Notes due 2023, the 2.900% Notes due 2024, the 3.250% Notes due 2027 and the 4.300% Notes due 2047.	8-K	5/31/2017	4.2
4.10	Form of Floating Rate Notes due 2023.	8-K	5/31/2017	4.5
4.11	Form of 2.600% Notes due 2023.	8-K	5/31/2017	4.8
4.12	Form of 2.900% Notes due 2024.	8-K	5/31/2017	4.9
4.13	Form of 3.250% Notes due 2027.	8-K	5/31/2017	4.10
4.14	Form of 4.300% Notes due 2047.	8-K	5/31/2017	4.11
10.31	Form of 2020 Annual Cash Incentive Plan Performance Unit Agreement. (1)				X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steve Mollenkopf.				X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Akash Palkhiwala.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Steve Mollenkopf.				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Akash Palkhiwala.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
/s/ Akash Palkhiwala
Akash Palkhiwala
Executive Vice President and Chief Financial Officer

Dated: February 5, 2020