Form 10-Q
period 2020-06-28
QUALCOMM INC/DE
filed 2020-07-29
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2020
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock was 1,128,265,865 at July 27, 2020.

QUALCOMM Incorporated
Form 10-Q
For the Quarter Ended June 28, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)
(Unaudited)

	June 28, 2020	September 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$6,120	$11,839
Marketable securities	4,480	421
Accounts receivable, net	1,847	2,471
Inventories	2,343	1,400
Other current assets	768	634
Total current assets	15,558	16,765
Deferred tax assets	1,345	1,196
Property, plant and equipment, net	3,487	3,081
Goodwill	6,299	6,282
Other intangible assets, net	1,749	2,172
Other assets	3,890	3,461
Total assets	$32,328	$32,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,046	$1,368
Payroll and other benefits related liabilities	1,020	1,048
Unearned revenues	550	565
Short-term debt	500	2,496
Other current liabilities	3,798	3,458
Total current liabilities	7,914	8,935
Unearned revenues	864	1,160
Income taxes payable	1,872	2,088
Long-term debt	15,425	13,437
Other liabilities	2,947	2,428
Total liabilities	29,022	28,048

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,128 and 1,145 shares issued and outstanding, respectively	113	343
Retained earnings	3,081	4,466
Accumulated other comprehensive income	112	100
Total stockholders’ equity	3,306	4,909
Total liabilities and stockholders’ equity	$32,328	$32,957

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Revenues:
Equipment and services	$3,794	$3,531	$11,376	$11,037
Licensing	1,099	6,104	3,809	8,422
Total revenues	4,893	9,635	15,185	19,459
Costs and expenses:
Cost of revenues	2,080	2,114	6,489	6,481
Research and development	1,520	1,380	4,393	3,957
Selling, general and administrative	511	547	1,523	1,646
Other	—	277	(23)	408
Total costs and expenses	4,111	4,318	12,382	12,492
Operating income	782	5,317	2,803	6,967
Interest expense	(143)	(160)	(436)	(477)
Investment and other income, net	229	344	46	377
Income before income taxes	868	5,501	2,413	6,867
Income tax expense	(23)	(3,352)	(175)	(2,987)
Net income	$845	$2,149	$2,238	$3,880

Basic earnings per share	$0.75	$1.77	$1.97	$3.20
Diluted earnings per share	$0.74	$1.75	$1.95	$3.17
Shares used in per share calculations:
Basic	1,127	1,217	1,137	1,214
Diluted	1,139	1,231	1,150	1,224

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net income	$845	$2,149	$2,238	$3,880
Other comprehensive income (loss), net of income taxes:
Foreign currency translation gains (losses)	8	14	(5)	(27)
Net unrealized gains (losses) on available-for-sale securities	22	—	17	(6)
Net unrealized gains on derivative instruments	30	6	2	23
Other gains (losses)	—	4	7	(5)
Certain reclassifications included in net income	(3)	(2)	(9)	(4)
Total other comprehensive income (loss)	57	22	12	(19)
Comprehensive income	$902	$2,171	$2,250	$3,861

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	June 28, 2020	June 30, 2019
Operating Activities:
Net income	$2,238	$3,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,054	1,051
Income tax provision (less than) in excess of income tax payments	(459)	2,206
Non-cash portion of share-based compensation expense	899	698
Net gains on marketable securities and other investments	(269)	(340)
Indefinite and long-lived asset impairment charges	—	203
Impairment losses on other investments	349	111
Other items, net	(108)	(207)
Changes in assets and liabilities:
Accounts receivable, net	622	1,451
Inventories	(938)	(95)
Other assets	(139)	15
Trade accounts payable	745	(267)
Payroll, benefits and other liabilities	277	(2,534)
Unearned revenues	(198)	(113)
Net cash provided by operating activities	4,073	6,059
Investing Activities:
Capital expenditures	(1,059)	(570)
Purchases of debt and equity marketable securities	(4,848)	—
Proceeds from sales and maturities of debt and equity marketable securities	1,011	174
Acquisitions and other investments, net of cash acquired	(159)	(185)
Other items, net	130	112
Net cash used by investing activities	(4,925)	(469)
Financing Activities:
Proceeds from short-term debt	2,286	4,808
Repayment of short-term debt	(2,285)	(4,813)
Proceeds from long-term debt	1,989	—
Repayment of long-term debt	(2,000)	—
Proceeds from issuance of common stock	176	264
Repurchases and retirements of common stock	(2,450)	(1,088)
Dividends paid	(2,148)	(2,257)
Payments of tax withholdings related to vesting of share-based awards	(326)	(225)
Other items, net	(113)	(135)
Net cash used by financing activities	(4,871)	(3,446)
Effect of exchange rate changes on cash and cash equivalents	4	2
Net (decrease) increase in total cash and cash equivalents	(5,719)	2,146
Total cash and cash equivalents at beginning of period	11,839	11,777
Total cash and cash equivalents at end of period	$6,120	$13,923
See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Total stockholders’ equity, beginning balance	$3,045	$3,866	$4,909	$807

Common stock and paid-in capital:
Balance at beginning of period	$—	$384	$343	$—
Common stock issued under employee benefit plans and the related tax benefits	—	85	171	262
Repurchases and retirements of common stock	(110)	(69)	(1,042)	(205)
Share-based compensation	317	263	967	749
Tax withholdings related to vesting of share-based payments	(94)	(82)	(326)	(225)
Balance at end of period	113	581	113	581

Retained earnings:
Balance at beginning of period	2,990	3,309	4,466	542
Cumulative effect of accounting changes	—	—	—	3,455
Net income	845	2,149	2,238	3,880
Repurchases and retirements of common stock	—	—	(1,408)	(883)
Dividends	(754)	(771)	(2,215)	(2,307)
Balance at end of period	3,081	4,687	3,081	4,687

Accumulated other comprehensive income:
Balance at beginning of period	55	173	100	265
Cumulative effect of accounting changes	—	—	—	(51)
Other comprehensive income (loss)	57	22	12	(19)
Balance at end of period	112	195	112	195

Total stockholders’ equity, ending balance	$3,306	$5,463	$3,306	$5,463

Dividends per share announced	$0.65	$0.62	$1.89	$1.86
See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies Update
Financial Statement Preparation. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended September 29, 2019. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three and nine months ended June 28, 2020 and June 30, 2019 included 13 weeks and 39 weeks, respectively.
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
Recent Accounting Guidance Not Yet Adopted.
Financial Assets: In June 2016, the FASB issued new accounting guidance that changes the accounting for recognizing impairments of financial assets. Under the new accounting guidance, credit losses for financial assets held at amortized cost (such as accounts receivable) will be estimated based on expected losses rather than the current incurred loss impairment model. The new accounting guidance also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses, if any. The new accounting guidance generally requires the modified retrospective transition method, with the cumulative effect of applying the new accounting guidance recognized as an adjustment to opening retained earnings in the year of adoption, except for certain financial assets where the prospective transition method is required, such as available-for-sale debt

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
securities for which an other-than-temporary impairment has been recorded. We will adopt the new accounting guidance in the first quarter of fiscal 2021, and the impact of this new accounting guidance will largely depend on the composition and credit quality of our investment portfolio and accounts receivable, as well as economic conditions, at the time of adoption. Based on facts and factors currently known by us, we do not expect the impact of adoption to be material to our consolidated financial statements.
Note 2. Composition of Certain Financial Statement Items

Accounts Receivable, net (in millions)
	June 28, 2020	September 29, 2019
Trade, net of allowances for doubtful accounts	$928	$1,046
Unbilled	907	1,411
Other	12	14
	$1,847	$2,471

Inventories (in millions)
	June 28, 2020	September 29, 2019
Raw materials	$110	$77
Work-in-process	942	667
Finished goods	1,291	656
	$2,343	$1,400
Equity Method and Non-marketable Equity Investments. The carrying values of our equity method and non-marketable equity investments are recorded in other noncurrent assets and were as follows (in millions):

	June 28, 2020	September 29, 2019
Equity method investments	$213	$343
Non-marketable equity investments	750	787
	$963	$1,130
Beginning in the second quarter of fiscal 2020, the rapid, global spread of the recent coronavirus (COVID-19) pandemic and associated containment and mitigation measures have negatively impacted the condition of economies and financial markets globally, which has negatively impacted certain companies in which we hold non-marketable equity investments, including those accounted for under the equity method and, to a lesser extent, non-marketable debt securities. In the second and third quarters of fiscal 2020, significant evaluation and judgments were required in determining if the negative effects of COVID-19 indicated that such investments were impaired, and if so, the extent of such impairment. This included, among other items: (i) assessing the business impacts that COVID-19 had, and we currently expect to have in the future, on our investees, including taking into consideration the investee’s industry and geographic location and the impact to its customers, suppliers and employees, as applicable, (ii) evaluating the investees’ ability to respond to the impacts of COVID-19, including any significant deterioration in the investee’s financial condition and cash flows, as well as assessing liquidity and/or going concern risks and (iii) considering any appreciation in fair value that has not been recognized in the carrying values of such investments. Based on this evaluation, certain of our investments were impaired and written down to their estimated fair values in the second quarter of fiscal 2020 (a significant portion of which related to the full impairment of our investment in OneWeb (an equity method investee) who filed for bankruptcy in the second quarter of fiscal 2020) and, to a lesser extent, in the third quarter of fiscal 2020 (Note 8). Although we believe that our judgments supporting our impairment assessments are reasonable (which rely on information reasonably available to us), the COVID-19 pandemic makes it challenging for us and our investees to estimate the future performance of our investees’ businesses. As circumstances change and/or new information becomes available, we may be required to record additional impairments in subsequent periods.
Revenues. We disaggregate our revenues by segment (Note 7) and type of products and services (as presented on our condensed consolidated statement of operations), as we believe this best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. Substantially all of QCT’s (Qualcomm CDMA

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Technologies) revenues consist of equipment revenues that are recognized at a point in time, and substantially all of QTL’s (Qualcomm Technology Licensing) revenues represent licensing revenues that are recognized over time.
Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were $141 million for the three months ended June 28, 2020, primarily related to certain QCT customer incentives and QTL royalty revenues recognized related to devices sold in prior periods (including adjustments to prior period royalty estimates, in part based on actual reporting of royalties by our licensees) and $258 million for the nine months ended June 30, 2019, primarily related to QTL royalty revenues recognized related to devices sold in prior periods (including adjustments to prior period royalty estimates, in part based on actual reporting of royalties by our licensees) and certain QCT customer incentives. Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods in the three and nine months ended June 30, 2019 were $4.8 billion and $4.1 billion, respectively, and primarily related to licensing revenues of $4.7 billion recognized in the third quarter of fiscal 2019 (a portion of which was attributable to the first and second quarters of fiscal 2019) resulting from the settlement with Apple and its contract manufacturers in April 2019 (Note 7).
Unearned revenues (which are considered contract liabilities) consist primarily of license fees for intellectual property with continuing performance obligations. In the nine months ended June 28, 2020 and June 30, 2019, we recognized revenues of $424 million and $371 million, respectively, that were recorded as unearned revenues at September 29, 2019 and October 1, 2018, respectively.
Remaining performance obligations, substantially all of which are included in unearned revenues, represent the aggregate amount of the transaction price of certain customer contracts yet to be recognized as revenues as of the end of the reporting period and exclude revenues related to (a) contracts that have an original expected duration of one year or less and (b) sales-based royalties (i.e., future royalty revenues) pursuant to our license agreements. Our remaining performance obligations are primarily comprised of certain customer contracts for which QTL received license fees upfront. At June 28, 2020, we had $1.4 billion of remaining performance obligations, of which $180 million, $511 million, $462 million, $209 million and $51 million was expected to be recognized as revenues for the remainder of fiscal 2020 and each of the subsequent four years from fiscal 2021 through 2024, respectively, and $26 million thereafter.
Other Income, Costs and Expenses. Other income in the nine months ended June 28, 2020 consisted of a $23 million gain related to a favorable legal settlement.
Other expenses in the three months ended June 30, 2019 consisted of a $275 million charge resulting from a fine imposed by the European Commission (EC) related to the Icera complaint (2019 EC fine) and negligible net charges related to our Cost Plan that concluded in fiscal 2019. Other expenses in the nine months ended June 30, 2019 included $275 million related to the 2019 EC fine, $207 million in net restructuring and restructuring-related charges related to our Cost Plan, partially offset by a $43 million gain due to the partial recovery of a fine imposed in 2009 resulting from our appeal of the KFTC decision and a $31 million gain related to a favorable legal settlement.

Investment and Other Income, Net (in millions)
	Three Months Ended		Nine Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Interest and dividend income	$30	$80	$135	$224
Net gains on marketable securities	117	315	183	296
Net gains on other investments	48	6	84	47
Net gains on deferred compensation plan assets	57	12	16	10
Impairment losses on other investments	(12)	(42)	(349)	(111)
Net gains (losses) on derivative investments	1	—	2	(10)
Equity in net losses of investees	(6)	(22)	(21)	(79)
Net losses on foreign currency transactions	(6)	(5)	(4)	—
	$229	$344	$46	$377
Net gains (losses) on the revaluation of our deferred compensation plan assets are recorded in investment and other income, net and are not allocated to our segments. Corresponding offsetting amounts related to the revaluation of our deferred compensation plan liabilities are included in unallocated operating expenses (Note 7).

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3. Income Taxes
As of the third quarter of fiscal 2020, we estimated our annual effective income tax rate to be 9% for fiscal 2020, which excluded the effects of the agreements with Huawei signed in July 2020 (Note 10) and the U.S. Treasury Regulations that were issued in July 2020 as described below. Such estimated annual effective tax rate was lower than the U.S. federal statutory rate, primarily due to a significant portion of our income qualifying for preferential treatment as foreign-derived intangible income (FDII) at a 13% effective tax rate, benefits from our research and development tax credit and benefits from certain releases of our valuation allowance on capital losses. The effective tax rate of 3% for the third quarter of fiscal 2020 was lower than the estimated annual effective tax rate of 9% primarily due to benefits recorded in the third quarter of fiscal 2020, principally related to certain releases of our valuation allowance on capital losses, higher FDII deduction and foreign tax credit utilization. The effective tax rate for the third quarter of fiscal 2019 included a $2.5 billion tax expense due to the derecognition of a deferred tax asset as a result of an agreement with the Internal Revenue Service under which we forwent the federal tax basis step-up in certain distributed intellectual property.
In the fourth quarter of fiscal 2020, the United States Treasury Department issued final regulations on deductions for FDII. While we continue to evaluate the impact of these new regulations and the agreements reached with Huawei in July 2020, we currently expect our annual effective tax rate to increase from 9% to 11% for fiscal 2020. The United States Treasury Department is expected to finalize additional provisions of the 2017 Tax Cuts and Jobs Act, including certain foreign tax credit regulations, in the next several months. When finalized, these regulations may adversely affect our provision for income taxes, results of operations and/or cash flows.
Unrecognized tax benefits were $1.9 billion and $1.7 billion at June 28, 2020 and September 29, 2019, respectively, and primarily related to our refund claim of Korean withholding tax. If successful, the refund will result in a corresponding reduction in U.S. foreign tax credits. We expect that the total amount of unrecognized tax benefits at June 28, 2020 will increase in the next 12 months as licensees in Korea continue to withhold taxes on future payments due under their licensing agreements at a rate higher than we believe is owed; such increase is not expected to have a significant impact on our income tax provision.
Note 4. Capital Stock
Stock Repurchase Program. On July 26, 2018, we announced a stock repurchase program authorizing us to repurchase up to $30 billion of our common stock. In the third quarter of fiscal 2020, to maintain our financial liquidity position and flexibility, we suspended our stock repurchases, at least for the near-term, in light of COVID-19.
In the nine months ended June 28, 2020 and June 30, 2019, we repurchased and retired 30.9 million and 17.7 million shares for $2.5 billion and $1.1 billion, respectively, before commissions. To reflect share repurchases in the consolidated balance sheet, we (i) reduce common stock for the par value of the shares, (ii) reduce paid-in capital for the amount in excess of par to zero during the quarter in which the shares are repurchased and (iii) record the residual amount, if any, to retained earnings. At June 28, 2020, $4.6 billion remained authorized for repurchase under our stock repurchase program.
Dividends. On July 15, 2020, we announced a cash dividend of $0.65 per share on our common stock, payable on September 24, 2020 to stockholders of record as of the close of business on September 3, 2020.
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

	Three Months Ended		Nine Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Dilutive common share equivalents included in diluted shares	11.9	13.9	12.9	9.3
Shares of common stock equivalents not included because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period	2.7	0.7	1.0	9.9

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5. Debt
Long-term Debt. In May 2020, we issued unsecured fixed-rate notes, consisting of $1.2 billion fixed-rate 2.15% notes and $800 million fixed-rate 3.25% notes (May 2020 Notes) that mature on May 20, 2030 and May 20, 2050, respectively. The proceeds from the May 2020 Notes, net of underwriting discounts and offering expenses, were used to repay the $250 million floating-rate and $1.75 billion fixed-rate notes that matured on May 20, 2020, which were classified as short-term debt at September 29, 2019. We are not subject to any financial covenants under the May 2020 Notes nor any covenants that would prohibit us from incurring additional indebtedness ranking equal to the notes, paying dividends, issuing securities or repurchasing securities issued by us or our subsidiaries. The May 2020 Notes are senior unsecured obligations and rank equally with our other senior debt from time to time outstanding. We may redeem the outstanding fixed-rate notes at any time in whole, or from time to time in part, at specified make-whole premiums as defined in the applicable note.
The following table provides a summary of our long-term debt:

	June 28, 2020			September 29, 2019
	Maturities	Amount (in millions)	Effective Rate	Maturities	Amount (in millions)	Effective Rate
May 2015 Notes	2022 - 2045	$6,500	2.62% - 4.73%	2020 - 2045	$8,500	2.64% - 4.73%
May 2017 Notes	2023 - 2047	7,000	1.55% - 4.46%	2023 - 2047	7,000	2.70% - 4.47%
May 2020 Notes	2030 - 2050	2,000	2.31% - 3.30%		—
Total principal		15,500			15,500
Unamortized discount, including debt issuance costs		(91)			(75)
Hedge accounting fair value adjustments		16			9
Total long-term debt		$15,425			$15,434
Reported as:
Short-term debt		$—			$1,997
Long-term debt		15,425			13,437
Total		$15,425			$15,434
At September 29, 2019, we had outstanding interest rate swaps with an aggregate notional amount of $1.8 billion related to certain of our May 2015 Notes. During the second quarter of fiscal 2020, we terminated interest rate swaps related to our fixed-rate 3.00% notes due May 20, 2022 resulting in a deferred gain of $19 million, which is being amortized to interest expense over the remaining term of such notes. During the third quarter of fiscal 2020, the remaining interest rate swaps on our fixed-rate 2.25% notes due May 20, 2020 terminated upon maturity of the notes.
At June 28, 2020 and September 29, 2019, the aggregate fair value of our remaining outstanding principal floating- and fixed-rate notes, including the current portion of long-term debt, based on Level 2 inputs, was approximately $17.6 billion and $16.5 billion, respectively.
Commercial Paper Program. In the third quarter of fiscal 2020, we reduced the total amount available for issuance under our unsecured commercial paper program from $5.0 billion to $4.5 billion. At June 28, 2020 and September 29, 2019, we had $500 million and $499 million, respectively, of outstanding commercial paper recorded as short-term debt.
Revolving Credit Facility. We have an Amended and Restated Revolving Credit Facility (Revolving Credit Facility) that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.5 billion which expires on November 8, 2021. At June 28, 2020, no amounts were outstanding under the Revolving Credit Facility.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
In re Qualcomm/Broadcom Merger Securities Litigation: On June 8, 2018 and June 26, 2018, securities class action complaints were filed by purported stockholders of us in the United States District Court for the Southern District of California against us and two of our current officers. The complaints alleged, among other things, that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by failing to disclose that we had submitted a notice to the Committee on Foreign Investment in the United States (CFIUS) in January 2018. The complaints sought unspecified damages, interest, fees and costs. On January 22, 2019, the court appointed the lead plaintiff in the action. On March 18, 2019, the plaintiffs filed a consolidated complaint asserting the same basic theories of liability and requesting the same basic relief. On May 10, 2019, we filed a motion to dismiss the consolidated complaint, and on March 10, 2020, the court granted our motion. On May 11, 2020, the plaintiffs filed a second amended complaint, and on June 25, 2020, we filed a motion to dismiss that complaint. The court has not yet ruled on our motion. We believe the plaintiffs’ claims are without merit.
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
Korea Fair Trade Commission (KFTC) Investigation (2015): On March 17, 2015, the KFTC notified us that it was conducting an investigation of us relating to the Korean Monopoly Regulation and Fair Trade Act (MRFTA). On December 27, 2016, the KFTC announced that it had reached a decision in the investigation, finding that we violated provisions of the MRFTA. On January 22, 2017, we received the KFTC’s formal written decision, which found that the following conducts

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
violate the MRFTA: (i) refusing to license, or imposing restrictions on licenses for, cellular communications standard-essential patents with competing modem chipset makers; (ii) conditioning the supply of modem chipsets to handset suppliers on their execution and performance of license agreements with us; and (iii) coercing agreement terms including portfolio license terms, royalty terms and free cross-grant terms in executing patent license agreements with handset makers. The KFTC’s decision orders us to: (a) upon request by modem chipset companies, engage in good-faith negotiations for patent license agreements, without offering unjustifiable conditions, and if necessary submit to a determination of terms by an independent third party; (b) not demand that handset companies execute and perform under patent license agreements as a precondition for purchasing modem chipsets; (c) not demand unjustifiable conditions in our license agreements with handset companies, and upon request renegotiate existing patent license agreements; and (d) notify modem chipset companies and handset companies of the decision and order imposed on us and report to the KFTC new or amended agreements. According to the KFTC’s decision, the foregoing will apply to transactions between us and the following enterprises: (1) handset manufacturers headquartered in Korea and their affiliate companies; (2) enterprises that sell handsets in or to Korea and their affiliate companies; (3) enterprises that supply handsets to companies referred to in (2) above and the affiliate companies of such enterprises; (4) modem chipset manufacturers headquartered in Korea and their affiliate companies; and (5) enterprises that supply modem chipsets to companies referred to in (1), (2) or (3) above and the affiliate companies of such enterprises. The KFTC’s decision also imposed a fine of 1.03 trillion Korean won (approximately $927 million), which we paid on March 30, 2017.
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
Korea Fair Trade Commission (KFTC) Investigation (2020): On June 8, 2020, the KFTC informed us that it was conducting an investigation of us relating to the MRFTA. The KFTC has not provided a formal notice on the scope of their investigation, but we believe it concerns our business practices in connection with our sale of radio frequency front end (RFFE) components. We are responding to several Requests for Information. If a violation is found, a broad range of remedies is potentially available to the KFTC, including imposing a fine (of up to 3% of our sales in the relevant markets during the alleged period of violation) and/or injunctive relief prohibiting or restricting certain business practices. It is difficult to predict the outcome of this matter or what remedies, if any, may be imposed by the KFTC. We believe that our business practices do not violate the MRFTA.
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
In the third quarter of fiscal 2019, we recorded a charge of $275 million to other expenses related to this EC fine. We provided a financial guarantee in the first quarter of fiscal 2020 to satisfy the obligation in lieu of cash payment while we appeal the EC’s decision. The fine is accruing interest at a rate of 1.50% per annum while it is outstanding. In the fourth quarter of fiscal 2019, we designated the liability as a hedge of our net investment in certain foreign subsidiaries, with gains and losses recorded in accumulated other comprehensive income as a component of the foreign currency translation adjustment. At June 28, 2020, the liability, including related foreign currency gains and accrued interest (which, to the extent they were not related to the net investment hedge, were recorded in investment and other income, net), was $275 million and included in other current liabilities.

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
In the first quarter of fiscal 2018, we recorded a charge of $1.2 billion to other expenses related to this EC fine. We provided financial guarantees in the third quarter of fiscal 2018 to satisfy the obligation in lieu of cash payment while we appeal the EC’s decision. The fine is accruing interest at a rate of 1.50% per annum while it is outstanding. In the first quarter of fiscal 2019, we designated the liability as a hedge of our net investment in certain foreign subsidiaries, with gains and losses recorded in accumulated other comprehensive income as a component of the foreign currency translation adjustment. At June 28, 2020, the liability, including related foreign currency gains and accrued interest (which, to the extent they were not related to the net investment hedge, were recorded in investment and other income, net), was $1.2 billion and included in other current liabilities.
European Commission (EC) Investigation regarding Radio Frequency Front End (RFFE): On December 3, 2019, we received a Request for Information from the EC notifying us that it is investigating whether we engaged in anti-competitive behavior in the European Union (EU)/European Economic Area (EEA) by leveraging our market position in 5G baseband processors in the RFFE space. We have responded to the Request for Information. If a violation is found, a broad range of remedies is potentially available to the EC, including imposing a fine (of up to 10% of our annual revenues) and/or injunctive relief prohibiting or restricting certain business practices. It is difficult to predict the outcome of this matter or what remedies, if any, may be imposed by the EC. We believe that our business practices do not violate the EU competition rules.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
We disagree with the court’s conclusions, interpretation of the facts and application of the law. On May 31, 2019, we filed with the court a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit (Ninth Circuit). On July 8, 2019, we filed a Motion for Partial Stay of Injunction Pending Appeal and a Consent Motion to Expedite Appeal in the Ninth Circuit. On August 23, 2019, the Ninth Circuit granted our Motion for Partial Stay. Thus, pending the resolution of the appeal in the Ninth Circuit or until further order of the Ninth Circuit, the portions of the court’s injunction requiring that we must (i) make exhaustive cellular standard-essential patent licenses available to cellular modem chip suppliers and (ii) not condition the supply of cellular modem chips on a customer’s patent license status and must negotiate or renegotiate license terms with customers are stayed. On July 10, 2019, the Ninth Circuit granted our Motion to Expedite Appeal. On February 13, 2020, the Ninth Circuit heard oral argument, but has not yet ruled on our appeal.
Contingent losses and other considerations: We will continue to vigorously defend ourselves in the foregoing matters. However, litigation and investigations are inherently uncertain, and we face difficulties in evaluating or estimating likely outcomes or ranges of possible loss in antitrust and trade regulation investigations in particular. Other than with respect to the EC fines, we have not recorded any accrual at June 28, 2020 for contingent losses associated with these matters based on our belief that losses, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. We are engaged in numerous other legal actions not described above arising in the ordinary course of our business and, while there can be no assurance, believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
Claims and reimbursements under indemnification arrangements have not been material to our consolidated financial statements. At June 28, 2020, accruals for contingent liabilities associated with these indemnification arrangements were negligible. We have not recorded accruals for certain claims under indemnification arrangements based on our belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time.
Operating Leases. We lease certain of our land, facilities and equipment under operating leases, with terms ranging from less than one year to 20 years, some of which include options to extend for up to 20 years. At June 28, 2020, other assets included $458 million of operating lease assets, with corresponding lease liabilities of $128 million recorded in other current liabilities and $374 million recorded in other liabilities.
Operating lease expense for the three and nine months ended June 28, 2020 was $45 million and $132 million, respectively, and $38 million and $110 million for the three and nine months ended June 30, 2019, respectively. Cash paid under our operating leases was $114 million for the nine months ended June 28, 2020. As of June 28, 2020, the weighted-average remaining lease term and weighted-average discount rate for operating leases were 6.0 years and 4%, respectively.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At June 28, 2020, future lease payments under our operating leases were as follows (in millions):

June 28, 2020
Remainder of fiscal 2020	$38
2021	132
2022	112
2023	68
2024	49
Thereafter	178
Total future lease payments	577
Imputed interest	(75)
Total lease liability balance	$502
At September 29, 2019, future minimum lease payments under our noncancelable operating leases under ASC 840 were as follows (in millions):

September 29, 2019
2020	$138
2021	97
2022	66
2023	31
2024	18
Thereafter	35
Total	$385
Note 7. Segment Information
We are organized on the basis of products and services and have three reportable segments. We conduct business primarily through our QCT semiconductor business and our QTL licensing business. QCT develops and supplies integrated circuits and system software based on CDMA, OFDMA and other technologies for use in mobile devices, wireless networks, devices used in the Internet of Things (IoT), broadband gateway equipment, consumer electronic devices and automotive telematics and infotainment systems. QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture, sale or use of certain wireless products. Our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments and includes revenues and related costs associated with development contracts with an investee. We also have nonreportable segments, including QGOV (Qualcomm Government Technologies) and other technology and service initiatives.
We evaluate the performance of our segments based on revenues and earnings (loss) before income taxes (EBT). Segment EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Certain income and charges are not allocated to segments in our management reports because they are not considered in evaluating the segments’ operating performance. Unallocated income and charges include certain interest expense, certain net investment income, certain share-based compensation, gains and losses on our deferred compensation plan liabilities and related assets and certain research and development expenses, selling, general and administrative expenses and other expenses or income that were deemed to be not directly related to the businesses of the segments. Additionally, unallocated charges include recognition of the step-up of inventories and property, plant and equipment to fair value, amortization of certain intangible assets and certain other acquisition-related charges, third-party acquisition and integration services costs and certain other items, which may include major restructuring and restructuring-related costs, goodwill and long-lived asset impairment charges and awards, settlements and/or damages arising from legal or regulatory matters.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below presents revenues, EBT and total assets for reportable segments (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Revenues
QCT	$3,807	$3,567	$11,526	$11,028
QTL	1,044	1,292	3,520	3,433
QSI	3	18	33	143
Reconciling items	39	4,758	106	4,855
Total	$4,893	$9,635	$15,185	$19,459
EBT
QCT	$603	$504	$1,748	$1,644
QTL	646	898	2,335	2,162
QSI	153	312	(58)	337
Reconciling items	(534)	3,787	(1,612)	2,724
Total	$868	$5,501	$2,413	$6,867

	June 28, 2020	September 29, 2019
Assets
QCT	$2,914	$2,307
QTL	1,252	1,541
QSI (Note 2)	1,366	1,708
Reconciling items	26,796	27,401
Total	$32,328	$32,957
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
QCT accounts receivable decreased by 37% in the first nine months of fiscal 2020 from $908 million to $571 million, primarily driven by an increase in the customer incentive amounts recorded as a reduction to accounts receivable. QCT inventories increased by 67% in the first nine months of fiscal 2020 from $1.40 billion to $2.34 billion, primarily driven by the ramp in 5G and certain near-term changes in the timing of customer demand resulting from the impacts of COVID-19.
QTL accounts receivable decreased by 19% in the first nine months of fiscal 2020 from $1.54 billion to $1.25 billion, primarily driven by scheduled payments received from Guangdong OPPO Mobile Telecommunications Corp., Ltd. (Oppo) and BBK Communication Technology Co., Ltd. (vivo) under the previously disclosed agreements reached requiring payment of certain amounts due under the prior license agreements that expired on March 31, 2020 (for which certain of such amounts were previously withheld while good faith negotiations occurred), as well as a decrease in QTL revenues in the third quarter of fiscal 2020. The remaining amounts from Oppo and vivo are due in the near term in accordance with previously agreed upon payment schedules.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Reconciling items for revenues and EBT in the previous table were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Revenues
Nonreportable segments	$39	$35	$106	$132
Unallocated revenues	—	4,723	—	4,723
	$39	$4,758	$106	$4,855
EBT
Unallocated revenues	$—	$4,723	$—	$4,723
Unallocated cost of revenues	(87)	(103)	(262)	(321)
Unallocated research and development expenses	(271)	(307)	(746)	(645)
Unallocated selling, general and administrative expenses	(103)	(139)	(275)	(285)
Unallocated other (expenses) income (Note 2)	—	(277)	23	(408)
Unallocated interest expense	(142)	(158)	(434)	(471)
Unallocated investment and other income, net	76	58	129	188
Nonreportable segments	(7)	(10)	(47)	(57)
	$(534)	$3,787	$(1,612)	$2,724
Unallocated revenues in the three and nine months ended June 30, 2019 were comprised of licensing revenues resulting from the settlement with Apple and its contract manufacturers in April 2019 and were not allocated to our segments in our management reports because they were not considered in evaluating segment results.
Note 8. Fair Value Measurements
The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 28, 2020 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,227	$3,715	$—	$4,942
Marketable securities:
U.S. Treasury securities and government-related securities	—	6	—	6
Corporate bonds and notes	—	4,005	—	4,005
Mortgage- and asset-backed and auction rate securities	—	84	34	118
Equity securities	355	—	—	355
Total marketable securities	355	4,095	34	4,484
Derivative instruments	—	20	—	20
Other investments	467	—	40	507
Total assets measured at fair value	$2,049	$7,830	$74	$9,953
Liabilities
Derivative instruments	$—	$5	$—	$5
Other liabilities	468	—	5	473
Total liabilities measured at fair value	$468	$5	$5	$478
Activity within Level 3 of the Fair Value Hierarchy. Other investments included in Level 3 at June 28, 2020 were primarily comprised of non-marketable debt instruments. Activity for marketable securities, other investments and other liabilities classified within Level 3 of the valuation hierarchy was insignificant during the nine months ended June 28, 2020, which was primarily related to impairments of certain of our non-marketable debt instruments (Note 2), purchases of non-marketable debt instruments and payments of contingent consideration related to a certain business acquisition, and the nine

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
months ended June 30, 2019, which was primarily related to the issuance of a non-marketable debt instrument by a private company.
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis. We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include equity method and non-marketable equity investments, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the nine months ended June 28, 2020, certain of our non-marketable equity investments were written down to their estimated fair values, which was recorded as a component of impairment losses on other investments in investment and other income, net (Note 2), and certain other non-marketable equity investments were remeasured to their estimated fair values based on observable price changes in orderly transactions for identical or similar securities, which is recorded as a component of net gains on other investments in investment and other income, net (Note 2). For a significant portion of these impairments, the estimated fair values resulted in a full write-off of the carrying values. The estimation of fair values was judgmental in nature and involved the use of significant estimates and assumptions. We determined these fair value measurements primarily using a market approach and key inputs and assumptions included estimated market value of assets, ability of investees to access additional financing or otherwise continue as a going concern, volatility and liquidation and other rights of the securities we hold.
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
The estimation of fair value in these fair value measurements required the use of significant unobservable inputs, and as a result, such measurements were classified as Level 3. During the nine months ended June 28, 2020 and June 30, 2019, we did not have any other significant assets or liabilities that were measured at fair value on a nonrecurring basis.
Note 9. Marketable Securities
We classify marketable securities as current or noncurrent based on the nature of the securities and their availability for use in current operations. Our marketable securities were comprised as follows (in millions):

	Current		Noncurrent (1)
	June 28, 2020	September 29, 2019	June 28, 2020	September 29, 2019
Available-for-sale debt securities:
U.S. Treasury securities and government-related securities	$6	$—	$—	$—
Corporate bonds and notes	4,005	4	—	—
Mortgage- and asset-backed and auction rate securities	84	—	34	35
Total available-for-sale debt securities	4,095	4	34	35
Equity securities	355	417	—	1
Time deposit (2)	30	—	—	—
Total marketable securities	$4,480	$421	$34	$36
(1) Noncurrent marketable securities were included in other assets.
(2) At June 28, 2020, marketable securities also included a time deposit with an original maturity of greater than 90 days.
The contractual maturities of available-for-sale debt securities were as follows (in millions):

June 28, 2020
Years to Maturity
Less than one year	$2,730
One to five years	1,281
No single maturity date	118
Total	$4,129

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Debt securities with no single maturity date included mortgage- and asset-backed securities and auction rate securities.
Note 10. Subsequent Events
In July 2020, we entered into a settlement agreement with Huawei to resolve our prior dispute related to our license agreement that expired on December 31, 2019. We also entered into a new long-term, global patent license agreement, including a cross license granting back rights to certain of Huawei’s patents, covering sales beginning January 1, 2020. Amounts due under the settlement agreement (which are incremental to the $1.2 billion previously paid under two interim agreements) are expected to be paid in installments within one year in accordance with an agreed upon payment schedule, with the first payment due in the fourth quarter of fiscal 2020. While we continue to assess the accounting impacts of the agreements, including consideration of the geopolitical environment, we currently expect to record revenues in the fourth quarter of fiscal 2020 resulting from such agreements, including certain amounts related to previously satisfied performance obligations. Such event is considered a nonrecognized subsequent event.

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
This Quarterly Report (including but not limited to this section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, investments, financial condition, results of operations and prospects. Forward-looking statements also include but are not limited to statements regarding the rapid, global spread of the recent coronavirus (COVID-19) pandemic, and its potential future impact on the global economy, including the potential for a global recession; economic uncertainty and consumer and business confidence; demand for devices that incorporate our products and intellectual property; our and the global wireless industry’s supply chains, transportation and distribution networks and workforces; 5G network deployments; and our business, revenues, results of operations, cash flows and financial condition; as well as statements regarding our planning assumptions, workforce practices, the duration and severity of the pandemic, and government and other actions to mitigate the spread of, and to treat, COVID-19. Forward-looking statements further include but are not limited to statements regarding industry, market, business, product, technology, commercial, competitive or consumer trends; our businesses, growth potential or strategies, or factors that may impact them; challenges to our licensing business, including by licensees, governments, governmental agencies or regulators, standards bodies or others; challenges to our QCT business; other legal or regulatory matters; competition; new or expanded product areas, adjacent industry segments or applications; costs or expenditures including research and development, selling, general and administrative, restructuring or restructuring-related charges, working capital or information technology systems; our financing, stock repurchase or dividend programs; strategic investments or acquisitions; adoption and application of future accounting guidance; tax law changes; our tax structure or strategies; U.S./China trade or national security policies; or the potential business or financial statement impacts of any of the above, among others. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report.
Although forward-looking statements in this Quarterly Report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Quarterly Report. In particular, see the Risk Factor entitled “The recent coronavirus (COVID-19) pandemic has had an adverse effect on our business and results of operations, and we expect its impact will continue, at least in the near term,” and note that many of the risks and uncertainties set forth in the other Risk Factors will be exacerbated by the COVID-19 pandemic, government and business responses thereto and any further resulting decline in the global business and economic environment, as well as the extent and/or speed of global economic recovery. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.
Third Quarter Fiscal 2020 Overview and Other Recent Events
Revenues for the third quarter of fiscal 2020 were $4.9 billion, a decrease of 49% compared to the year ago quarter, with net income of $845 million, a decrease of 61% compared to the year ago quarter. Year-over-year comparisons were significantly impacted by $4.7 billion in licensing revenues recorded in the third quarter of fiscal 2019, which were not allocated to our segment results, resulting from the settlement with Apple and its contract manufacturers in April 2019, as well as a $2.5 billion tax expense recorded in the third quarter of fiscal 2019 due to the derecognition of a deferred tax asset as a result of an agreement with the Internal Revenue Service under which we forwent the federal tax basis step-up in certain distributed intellectual property. Highlights and other key developments from the third quarter of fiscal 2020 and other recent events included:
•The rapid, global spread of COVID-19 has negatively impacted consumer demand for devices that incorporate our products and intellectual property, which negatively impacted our business and results of operations in the third quarter of fiscal 2020. The impact of COVID-19 on sales of devices that incorporate our products and intellectual property varied during the June quarter, with developed regions and China experiencing a less significant impact than emerging regions. The impact of COVID-19 on our ability to fulfill customer orders has continued to be minimal. Workforce changes that we implemented in the second quarter of fiscal 2020 remained in effect throughout the third quarter of fiscal 2020.
•QCT revenues increased by 7% in the third quarter of fiscal 2020 compared to the year ago quarter, primarily due to an increase in demand for 5G products and products used in adjacent industry segments beyond mobile, partially offset by the negative impact of COVID-19.
•QTL revenues decreased by 19% in the third quarter of fiscal 2020 compared to the year ago quarter, primarily due to lower royalty revenues from Huawei due to the expiration of the interim agreement and the negative impact of COVID-19 on licensees’ sales.
•In July 2020, we entered into a settlement agreement with Huawei to resolve our prior disputes related to our license agreement that expired on December 31, 2019. We also entered into a new long-term, global patent license agreement, including a cross license granting back rights to certain of Huawei’s patents, covering sales beginning January 1, 2020. Amounts due under the settlement agreement (which are incremental to the $1.2 billion previously paid under two interim agreements) are expected to be paid in installments within one year in accordance with an agreed upon payment schedule, with the first payment due in the fourth quarter of fiscal 2020.
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
Seasonality. Many of our products and much of our intellectual property are incorporated into consumer wireless devices, which are subject to seasonality and other fluctuations in demand. Our revenues have historically fluctuated based on consumer demand for devices, as well as on the timing of customer/licensee device launches and/or innovation cycles (such as the transition to the next generation of wireless technologies). This has resulted in fluctuations in QCT revenues in advance of and during device launches incorporating our products and in QTL revenues when the related royalties were recognized, which prior to fiscal 2019 was when licensees reported their sales and beginning in fiscal 2019 when the licensees’ sales occurred. Our historical trends were impacted by our prior dispute with Apple and its contract manufacturers, which was settled in April 2019. Looking forward, we expect QCT revenues to be impacted by seasonal trends related to product launch timing for sales made to Apple under our multi-year chipset agreement. These trends may or may not continue in the future and have been impacted by the decline in consumer demand resulting from COVID-19. Further, the trends for QTL have been, and may in the future be, impacted by disputes and/or resolutions with licensees (such as our recent settlement of our prior dispute with Huawei) and/or governmental investigations or proceedings, including the lawsuit filed against us by the FTC.

Results of Operations

Revenues (in millions)
	Three Months Ended			Nine Months Ended
	June 28, 2020	June 30, 2019	Change	June 28, 2020	June 30, 2019	Change
Equipment and services	$3,794	$3,531	$263	$11,376	$11,037	$339
Licensing	1,099	6,104	(5,005)	3,809	8,422	(4,613)
	$4,893	$9,635	$(4,742)	$15,185	$19,459	$(4,274)
Third quarter 2020 vs. 2019
The decrease in revenues in the third quarter of fiscal 2020 was primarily due to:
- $4.7 billion in licensing revenues recorded in the third quarter of fiscal 2019 resulting from the settlement with Apple and its contract manufacturers in April 2019 (which were not allocated to our segment results)
- $248 million in lower licensing revenues from our QTL segment
+ $272 million in higher equipment and services revenues from our QCT segment
First nine months 2020 vs. 2019
The decrease in revenues in the first nine months of fiscal 2020 was primarily due to:
- $4.7 billion in licensing revenues recorded in the third quarter of fiscal 2019 resulting from the settlement with Apple and its contract manufacturers
- $110 million in lower equipment and services revenues from our QSI segment
+ $467 million in higher equipment and services revenues from our QCT segment
+ $87 million in higher licensing revenues from our QTL segment

Costs and Expenses (in millions, except percentages)
	Three Months Ended			Nine Months Ended
	June 28, 2020	June 30, 2019	Change	June 28, 2020	June 30, 2019	Change
Cost of revenues	$2,080	$2,114	$(34)	$6,489	$6,481	$8
Gross margin	57%	78%		57%	67%
Third quarter 2020 vs. 2019
Gross margin percentage decreased in the third quarter of fiscal 2020 primarily due to:
- lower licensing revenues resulting from the settlement with Apple and its contract manufacturers in the third quarter of fiscal 2019
- decrease in higher margin QTL licensing revenues in proportion to QCT revenues
+ increase in QCT gross margin
First nine months 2020 vs. 2019
Gross margin percentage decreased in the first nine months of fiscal 2020 primarily due to:
- lower licensing revenues resulting from the settlement with Apple and its contract manufacturers in the third quarter of fiscal 2019
+ increase in QCT gross margin

	Three Months Ended			Nine Months Ended
	June 28, 2020	June 30, 2019	Change	June 28, 2020	June 30, 2019	Change
Research and development	$1,520	$1,380	$140	$4,393	$3,957	$436
% of revenues	31%	14%		29%	20%

Third quarter 2020 vs. 2019
The increase in research and development expenses in the third quarter of fiscal 2020 was primarily due to:
+ $67 million increase driven by higher costs related to the development of wireless and integrated circuit technologies, including 5G and RFFE technologies, partially offset by a decrease in employee cash incentive program costs
+ $52 million in higher share-based compensation expense
First nine months 2020 vs. 2019
The increase in research and development expenses in the first nine months of fiscal 2020 was primarily due to:
+ $280 million increase driven by higher costs related to the development of wireless and integrated circuit technologies, including 5G and RFFE technologies, partially offset by a decrease in employee cash incentive program costs
+ $167 million in higher share-based compensation expense

	Three Months Ended			Nine Months Ended
	June 28, 2020	June 30, 2019	Change	June 28, 2020	June 30, 2019	Change
Selling, general and administrative	$511	$547	$(36)	$1,523	$1,646	$(123)
% of revenues	10%	6%		10%	8%
Third quarter 2020 vs. 2019
The decrease in selling, general and administrative expenses in the third quarter of fiscal 2020 was primarily due to a decrease in employee cash incentive program costs.
First nine months 2020 vs. 2019
The decrease in selling, general and administrative expenses in the first nine months of fiscal 2020 was primarily due to:
- $152 million in lower litigation costs, primarily resulting from the settlement of our prior dispute with Apple and its contract manufacturers in April 2019
+ $32 million in higher share-based compensation expense

	Three Months Ended			Nine Months Ended
	June 28, 2020	June 30, 2019	Change	June 28, 2020	June 30, 2019	Change
Other expense (income)	$—	$277	$(277)	$(23)	$408	$(431)
Third quarter 2019
Other expenses in the third quarter of fiscal 2019 consisted of:
+ $275 million charge related to a fine imposed by the European Commission related to the Icera complaint (2019 EC fine)
+ $2 million in net restructuring and restructuring-related charges related to our Cost Plan that concluded in fiscal 2019
First nine months 2020
Other income in the first nine months of fiscal 2020 consisted of:
+ $23 million gain related to a favorable legal settlement
First nine months 2019
Other expenses in the first nine months of fiscal 2019 consisted of:
+ $275 million charge related to the 2019 EC fine
+ $207 million in net charges related to our Cost Plan, which included $259 million in restructuring and restructuring-related charges, partially offset by a $52 million net gain from the sale of certain assets related to wireless electric vehicle charging applications and the sale of our mobile health nonreportable segment
- $43 million gain recorded in the second quarter of fiscal 2019 due to the partial recovery of a fine imposed in fiscal 2009 resulting from our appeal of the KFTC decision
- $31 million gain recorded in the second quarter of fiscal 2019 related to a favorable legal settlement

Interest Expense and Investment and Other Income, Net (in millions)
	Three Months Ended			Nine Months Ended
	June 28, 2020	June 30, 2019	Change	June 28, 2020	June 30, 2019	Change
Interest expense	$143	$160	$(17)	$436	$477	$(41)

Investment and other income, net
Interest and dividend income	$30	$80	$(50)	$135	$224	$(89)
Net gains on marketable securities	117	315	(198)	183	296	(113)
Net gains on other investments	48	6	42	84	47	37
Net gains on deferred compensation plan assets	57	12	45	16	10	6
Impairment losses on other investments	(12)	(42)	30	(349)	(111)	(238)
Net gains (losses) on derivative instruments	1	—	1	2	(10)	12
Equity in net losses of investees	(6)	(22)	16	(21)	(79)	58
Net losses on foreign currency transactions	(6)	(5)	(1)	(4)	—	(4)
	$229	$344	$(115)	$46	$377	$(331)
COVID-19 had an impact on certain companies in which we hold non-marketable investments, resulting in an increase in impairment losses on other investments for the nine months ended June 28, 2020. A significant portion of the impairment losses related to our investment in OneWeb who filed for bankruptcy in the second quarter of fiscal 2020. The decrease in net gains on marketable securities in the three and nine months ended June 28, 2020 was primarily driven by a prior year gain resulting from the initial public offering of one of our non-marketable equity investments in fiscal 2019.
Income Tax Expense (in millions, except percentages)
The following table summarizes the primary factors that caused our income tax provision to differ from the expected income tax provision at the U.S. federal statutory rate:

	Three Months Ended		Nine Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Expected income tax provision at federal statutory tax rate	$182	$1,155	$507	$1,442
Benefit from foreign-derived intangible income (FDII) deduction	(52)	(296)	(140)	(384)
Benefit related to the research and development tax credit	(24)	(46)	(84)	(92)
Excess tax benefit associated with share-based awards	(20)	(21)	(76)	(22)
Benefit from releasing valuation allowance on capital losses	(41)	—	(72)	—
Derecognition of deferred tax asset on distributed intellectual property	—	2,472	—	2,472
Benefit from establishing new U.S. net deferred tax assets	—	—	—	(570)
Nondeductible charges related to the KFTC and EC investigations	—	53	—	53
Other	(22)	35	40	88
Income tax expense	$23	$3,352	$175	$2,987
Effective tax rate	3%	61%	7%	43%
As of the third quarter of fiscal 2020, we estimated our annual effective income tax rate to be 9% for fiscal 2020, which excluded the effects of the agreements with Huawei signed in July 2020 and the U.S. Treasury Regulations that were issued in July 2020 as described below. Such estimated annual effective tax rate was lower than the U.S. federal statutory rate, primarily due to a significant portion of our income qualifying for preferential treatment as foreign-derived intangible income (FDII) at a 13% effective tax rate, benefits from our research and development tax credit and benefits from certain releases of our valuation allowance on capital losses. The third quarter of fiscal 2019 included a $2.5 billion tax expense due to the derecognition of a deferred tax asset as a result of an agreement with the Internal Revenue Service under which we forwent the federal tax basis step-up in certain distributed intellectual property.
In the fourth quarter of fiscal 2020, the United States Treasury Department issued final regulations on deductions for FDII. While we continue to evaluate the impact of these new regulations and the agreements reached with Huawei in July 2020, we currently expect our annual effective tax rate to increase from 9% to 11% for fiscal 2020. The United States Treasury Department is expected to finalize additional provisions of the 2017 Tax Cuts and Jobs Act, including certain foreign tax credit regulations, in the next several months. When finalized, these regulations may adversely affect our provision for income taxes, results of operations and/or cash flows.
Segment Results
The following should be read in conjunction with our financial results for the third quarter and first nine months of fiscal 2020 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 7. Segment Information.”
QCT Segment (in millions, except percentages)

	Three Months Ended			Nine Months Ended
	June 28, 2020	June 30, 2019	Change	June 28, 2020	June 30, 2019	Change
Revenues
Equipment and services	$3,756	$3,484	$272	$11,252	$10,785	$467
Licensing	51	83	(32)	274	243	31
Total revenues	$3,807	$3,567	$240	$11,526	$11,028	$498
Earnings before taxes (EBT)	$603	$504	$99	$1,748	$1,644	$104
EBT as a % of revenues	16%	14%	2%	15%	15%	—%
Equipment and services revenues primarily relate to sales of Mobile Station Modem (MSM™), Radio Frequency (RF), Power Management (PM) and wireless connectivity chipsets. MSM integrated circuits include our stand-alone Mobile Data Modems (MDMs) and Snapdragon platforms, which include processors and modems. Approximately 130 million and 156 million MSM integrated circuits were sold in the third quarter of fiscal 2020 and 2019, respectively, and approximately 413 million and 497 million MSM integrated circuits were sold in the first nine months of fiscal 2020 and 2019, respectively. We use the volume of MSM integrated circuit shipments to allow management and investors to, in part, evaluate, assess and benchmark our QCT segment’s performance. MSM integrated circuit shipments do not fully reflect the performance of our QCT segment, which can be impacted by other factors including changes in mix and average selling price of our MSM integrated circuits and revenues generated from products other than MSM integrated circuits, such as RFFE products, among others.
Third quarter 2020 vs. 2019
The increase in QCT equipment and services revenues in the third quarter of fiscal 2020 was primarily due to:
+ $551 million in higher revenues per MSM and accompanying RF, PM and wireless connectivity chipset shipments, primarily driven by a favorable shift in product mix due to an increase in demand for 5G products
+ $67 million in higher RFFE product revenues, primarily driven by an increase in demand for 5G products
- $331 million in lower MSM and accompanying chipset shipments, primarily driven by a decrease in demand due to COVID-19, lower sales to Huawei and lower legacy MDM sales to Apple, partially offset by an increase in demand in adjacent industry segments beyond mobile
QCT EBT as a percentage of revenues increased in the third quarter of fiscal 2020 primarily due to:
+ higher revenues and gross margin, primarily driven by a favorable shift in product mix due to an increase in demand for 5G products
- higher operating expenses, primarily driven by higher research and development costs

First nine months 2020 vs. 2019
The increase in QCT equipment and services revenues in the first nine months of fiscal 2020 was primarily due to:
+ $972 million in higher revenues per MSM and accompanying RF, PM and wireless connectivity chipset shipments, primarily driven by a favorable shift in product mix due to an increase in demand for 5G products
+ $361 million in higher RFFE product revenues, primarily driven by an increase in demand for 5G products
- $913 million in lower MSM and accompanying chipset shipments, primarily driven by a decrease in demand due to COVID-19, lower legacy MDM sales to Apple and lower sales to Huawei
QCT EBT as a percentage of revenues remained flat in the first nine months of fiscal 2020 primarily due to:
+ higher revenues and gross margin, primarily driven by a favorable shift in product mix due to an increase in demand for 5G products
- higher operating expenses, primarily driven by higher research and development costs
QCT accounts receivable decreased by 37% in the first nine months of fiscal 2020 from $908 million to $571 million, primarily driven by an increase in the customer incentive amounts recorded as a reduction to accounts receivable. QCT inventories increased by 67% in the first nine months of fiscal 2020 from $1.40 billion to $2.34 billion, primarily driven by the ramp in 5G and certain near-term changes in the timing of customer demand resulting from the impacts of COVID-19.
QTL Segment (in millions, except percentages)

	Three Months Ended			Nine Months Ended
	June 28, 2020	June 30, 2019	Change	June 28, 2020	June 30, 2019	Change
Licensing revenues	$1,044	$1,292	$(248)	$3,520	$3,433	$87
EBT	646	898	(252)	2,335	2,162	173
EBT as a % of revenues	62%	70%	(8%)	66%	63%	3%
As a result of the settlement with Apple and its contract manufacturers in April 2019, QTL results for the third quarters of fiscal 2020 and fiscal 2019 and first nine months of fiscal 2020 included royalties from Apple and its contract manufactures. Revenues in the first and second quarters of fiscal 2019 did not include royalties from sales of Apple or other products by Apple’s contract manufacturers.
QTL revenues in the third quarter and first nine months of fiscal 2019 included $150 million and $450 million, respectively, of royalties from Huawei under a second interim agreement that concluded in the third quarter of fiscal 2019. This represented a minimum, non-refundable amount for royalties due and does not reflect the full amount of royalties due under the underlying license agreement, which expired on December 31, 2019. We did not record any revenues in the first nine months of fiscal 2020 for royalties due on the sales of Huawei’s consumer wireless products. In July 2020, we entered into a settlement agreement with Huawei to resolve our prior licensing dispute. Further information is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 10. Subsequent Events.”
Third quarter 2020 vs. 2019
The decrease in QTL licensing revenues in the third quarter of fiscal 2020 was primarily due to:
- $150 million in lower royalty revenues from Huawei due to the expiration of the interim agreement
- $94 million decrease in estimated sales of 3G/4G/5G-based products (including multimode products), primarily due to the negative impact of COVID-19 on demand for licensees’ products that incorporate our intellectual property
QTL EBT as a percentage of revenues decreased in the third quarter of fiscal 2020 primarily due to:
- lower QTL revenues
- higher research and development expenses

First nine months 2020 vs. 2019
The increase in QTL licensing revenues in the first nine months of fiscal 2020 was primarily due to:
+ $744 million increase in estimated sales of 3G/4G/5G-based products (including multimode products), primarily due to the new license agreement with Apple, partially offset by the negative impact of COVID-19 on demand for licensees’ products that incorporate our intellectual property
+ $59 million increase in royalty revenues recognized related to devices sold in prior periods
- $450 million in lower royalty revenues from Huawei due to the expiration of the interim agreement
- $266 million in lower estimated revenues per unit, in part reflecting licensees entering into new 5G multimode license agreements with rights to our cellular standard-essential patents only (compared to previous licenses which also included rights to certain other non-cellular essential patents) and decreases in our per unit royalty
QTL EBT as a percentage of revenues increased in the first nine months of fiscal 2020 primarily due to:
+ lower selling, general and administrative expenses, primarily from lower litigation costs
- higher research and development expenses
QTL accounts receivable decreased by 19% in the first nine months of fiscal 2020 from $1.54 billion to $1.25 billion, primarily driven by scheduled payments received from Guangdong OPPO Mobile Telecommunications Corp., Ltd. (Oppo) and BBK Communication Technology Co., Ltd. (vivo) under the previously disclosed agreements reached requiring payment of certain amounts due under the prior license agreements that expired on March 31, 2020 (for which certain of such amounts were previously withheld while good faith negotiations occurred), as well as a decrease in QTL revenues in the third quarter of fiscal 2020. The remaining amounts from Oppo and vivo are due in the near term in accordance with previously agreed upon payment schedules.
QSI Segment (in millions)

	Three Months Ended			Nine Months Ended
	June 28, 2020	June 30, 2019	Change	June 28, 2020	June 30, 2019	Change
Equipment and services revenues	$3	$18	$(15)	$33	$143	$(110)
EBT	153	312	(159)	(58)	337	(395)
Third quarter 2020 vs. 2019
The decrease in QSI EBT in the third quarter of fiscal 2020 was primarily due to:
-  $159 million decrease in net gains on investments, primarily driven by a gain in the third quarter of fiscal 2019 resulting from the initial public offering of one of our non-marketable equity investments
First nine months 2020 vs. 2019
The decrease in QSI EBT in the first nine months of fiscal 2020 was primarily due to:
-  $260 million increase in impairment losses on other investments, of which a significant portion related to our investment in OneWeb
-  $110 million decrease in revenues associated with certain development contracts with OneWeb
-  $77 million decrease in net gains on investments, primarily driven by a gain in the third quarter of fiscal 2019 resulting from the initial public offering of one of our non-marketable equity investments
+  $37 million decrease in our share of equity method investee losses
Looking Forward
In the coming years, we expect new consumer demand for 3G/4G/5G multimode and 5G products and services to ramp around the world as we transition from 3G/4G multimode and 4G products and services. We expect growth in emerging device categories and industries, resulting from the expanding adoption of certain technologies that are already commonly used in smartphones by industry segments outside traditional cellular industries, such as automotive, computing, IoT and networking.
As we look forward to the next several months and beyond, we expect our business to be impacted by the following key items:
•It is likely that the economic slowdown caused by the COVID-19 pandemic will continue, potentially for an extended duration, and there may be a global recession. We expect the pandemic will continue to have a negative impact on QTL and QCT revenues in the near term based on a reduction in consumer demand for smartphones and other products. Our current planning assumption is that sales of devices that incorporate our products and intellectual property will gradually recover in the September quarter, which reflects regional trends seen during the June quarter. We have not experienced, and we currently do not anticipate a material adverse impact on our ability, or our suppliers’ ability, to manufacture and test our products or on our ability to provide our products to our customers. Workforce changes that we implemented in the second quarter of fiscal 2020 are expected to remain in effect in the near term. The degree to which the COVID-19 pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain. See “Risk Factors” in this Quarterly Report, specifically the Risk Factor entitled “The recent coronavirus (COVID-19) pandemic has had an adverse effect on our business and results of operations, and we expect its impact will continue, at least in the near term.”
•In July 2020, we entered into a settlement agreement with Huawei to resolve our prior dispute related to our license agreement that expired on December 31, 2019. We also entered into a new long-term, global patent license agreement, including a cross license granting back rights to certain of Huawei’s patents, covering sales beginning January 1, 2020. Amounts due under the settlement agreement (which are incremental to the $1.2 billion previously paid under two interim agreements) are expected to be paid in installments within one year in accordance with an agreed upon payment schedule, with the first payment due in the fourth quarter of fiscal 2020. While we continue to assess the accounting impacts of the agreements, including consideration of the geopolitical environment, we currently expect to record revenues of approximately $1.8 billion in the fourth quarter of fiscal 2020 related to the amounts due from Huawei under the settlement agreement and estimated amounts due for the March 2020 and June 2020 quarters under the new global patent license agreement. In addition, we currently expect to begin recording royalty revenues in the fourth quarter of fiscal 2020 for sales made by Huawei in the September 2020 quarter.
•In May 2019, in United States Federal Trade Commission (FTC) v. QUALCOMM Incorporated, the court issued an Order ruling against us and imposing certain injunctive relief. We disagree with the court’s conclusions, interpretation of the facts and application of the law. Accordingly, we filed a motion to stay certain of the remedies with, and appealed the decision to, the Ninth Circuit Court of Appeals (Ninth Circuit). In July 2019, the Ninth Circuit granted our appeal. In August 2019, the Ninth Circuit granted our partial motion to stay in its entirety. In February 2020, the Ninth Circuit heard oral arguments. Regulatory authorities in certain other jurisdictions are investigating and/or have investigated our business practices and instituted proceedings against us, and they or other regulatory authorities may do so in the future. Additionally, certain of our direct and indirect customers and licensees have pursued, and they or others may in the future pursue, litigation or arbitration against us related to our business. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, revenues, results of operations, financial condition and cash flows. Depending on the matter, various remedies that could result from an unfavorable resolution include, among others, the loss of our ability to enforce one or more of our patents; injunctions; monetary damages or fines or other orders to pay money; the issuance of orders to cease certain conduct or modify our business practices, such as requiring us to reduce our royalty rates, reduce the base on which our royalties are calculated, grant patent licenses to chipset manufacturers, sell chipsets to unlicensed OEMs or modify or renegotiate some or all of our existing license agreements; and determinations that some or all of our license agreements are invalid or unenforceable. These activities have required, and we expect that they will continue to require, the investment of significant management time and attention and have resulted, and we expect that they will continue to result, in significant legal costs until the respective matters are resolved. See “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies” and “Risk Factors” in this Quarterly Report, including the Risk Factors entitled “Our business, particularly our licensing business, may suffer as a result of adverse rulings in government investigations or proceedings,” “Changes in our patent licensing practices, whether due to governmental investigations or private legal proceedings challenging those practices, or otherwise, could adversely impact our business and results of operations” and “Efforts by some OEMs or their customers to avoid paying fair and reasonable royalties for the use of our intellectual property may require the investment of substantial management time and financial resources and may result in legal decisions or actions by governments, courts, regulators or agencies, Standards Development Organizations (SDOs) or other industry organizations that harm our business.”
•We have not been the sole supplier of modems for iPhone products beginning with products that launched in September 2016, and Apple is not utilizing our modems for iPhone products that launched in September 2019. We expect QCT revenues to be favorably impacted in the near-term as we anticipate a ramp in volume of MSM shipments under the multi-year chipset agreement to support future iPhone product launches.
•We expect our business, particularly QCT, to continue to be impacted by industry dynamics, including:
◦Increased concentration of device share among a few companies, particularly within the premium tier, resulting in significant supply chain leverage for those companies, and exacerbating the negative impact to our business and financial results to the extent those companies do not utilize our chipsets. For example,

Huawei has taken, and may continue to take, share in China from other Chinese OEMs, negatively impacting QCT as we sell a limited number of chipsets to Huawei as compared to many of those other OEMs;
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
•Current U.S./China trade relations and/or national security protection policies may negatively impact our business, growth prospects and results of operations. See “Risk Factors” in this Quarterly Report, including the Risk Factor entitled “Global, regional or local economic conditions, or political actions including trade and/or national security protection policies that impact the mobile communications industry or the other industries in which we operate could negatively affect the demand for our products and services and our customers’ or licensees’ products and services, which may negatively affect our business, revenues, results of operations, cash flows and financial position.”
•Commercial 5G network deployments and device launches will continue through calendar 2020 and beyond. We currently anticipate no significant delays in the timing of 5G network deployments and device launches in key regions resulting from the impacts of COVID-19; however, the timing of such deployments and device launches have been and may in the future be delayed and consumer demand for devices that are launched has been and may continue to be negatively impacted by COVID-19. The degree to which any such delays and lower demand impacts our future business, financial condition and results of operations will depend on future developments, which are uncertain. We believe that 5G technologies will empower a new era of smartphones and connected devices. We also believe that 5G will drive transformation across industries beyond traditional cellular communications that will create new business models and new services. We believe it is important that we remain a leader in 5G technology development, standardization, intellectual property creation and licensing of 5G technologies, and to be a leading developer and supplier of 5G integrated circuit products in order to sustain and grow our business long term.
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
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and cash provided by our debt programs. The following table presents selected financial information related to our liquidity at June 28, 2020 and September 29, 2019 and for the first nine months of fiscal 2020 and 2019 (in millions):

	June 28, 2020	September 29, 2019	Change
Cash, cash equivalents and marketable securities	$10,634	$12,296	$(1,662)
Accounts receivable, net	1,847	2,471	(624)
Inventories	2,343	1,400	943
Short-term debt	500	2,496	(1,996)
Long-term debt	15,425	13,437	1,988
Noncurrent income taxes payable	1,872	2,088	(216)

	Nine Months Ended
	June 28, 2020	June 30, 2019	Change
Net cash provided by operating activities	$4,073	$6,059	$(1,986)
Net cash used by investing activities	(4,925)	(469)	(4,456)
Net cash used by financing activities	(4,871)	(3,446)	(1,425)
The net decrease in cash, cash equivalents and marketable securities was primarily due to $2.5 billion in payments to repurchase shares of our common stock, $2.1 billion in cash dividends paid, $1.1 billion in capital expenditures and $326 million in payments of tax withholdings related to the vesting of share-based awards, partially offset by net cash provided by operating activities and $176 million in proceeds from the issuance of common stock.
The decrease in accounts receivable was primarily due to a decrease in QCT accounts receivable resulting from an increase in customer incentive amounts recorded as a reduction to QCT accounts receivable and a decrease in QTL accounts receivable driven by certain payments received from Oppo and vivo, as well as a decrease in QTL revenues in the third quarter of fiscal 2020. The increase in inventories was primarily driven by the ramp in 5G and certain near-term changes in the timing of customer demand resulting from the impacts of COVID-19.
As a result of the agreements entered into with Huawei in July 2020, we expect our liquidity to be positively impacted by the settlement payments due and royalties to be paid by Huawei for sales made under the new global patent license agreement. Amounts due under the settlement agreement are expected to be paid in installments within one year in accordance with an agreed upon payment schedule, with the first payment due in the fourth quarter of fiscal 2020.
Debt. In the third quarter of fiscal 2020, we issued an aggregate principal amount of $2.0 billion of unsecured fixed-rate notes with varying maturities (May 2020 Notes). The net proceeds were used to repay the $250 million floating-rate and $1.75 billion fixed-rate notes that matured on May 20, 2020, which were classified as short-term debt at September 29, 2019. At June 28, 2020, we had $15.5 billion of principal floating- and fixed-rate notes outstanding. The remaining debt has maturity dates in 2022 through 2050.
We have an unsecured commercial paper program, which provides for the issuance of up to $4.5 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. At June 28, 2020, we had $500 million of commercial paper outstanding.
Our Amended and Restated Revolving Credit Facility (Revolving Credit Facility) provides for unsecured revolving facility loans, swing line loans and letters of credit in the aggregate amount of up to $4.5 billion and expires on November 8, 2021. At June 28, 2020, no amounts were outstanding under the Revolving Credit Facility.
We may issue new debt in the near future. COVID-19 has led to disruption and volatility in the global capital markets, which may adversely impact the cost of and access to capital. The amount and timing of additional borrowings, if any, will depend on a number of factors, including but not limited to maturities of our existing debt, acquisitions and strategic investments, favorable and/or acceptable interest rates and changes in corporate income tax law. Additional information regarding our outstanding debt at June 28, 2020 is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Debt”.
Income Taxes. At June 28, 2020, we estimated remaining future payments of $2.0 billion for the one-time U.S. repatriation tax accrued in fiscal 2018 (Toll Charge), after application of certain tax credits, which is payable in installments over the next six years. At June 28, 2020, other current liabilities included $174 million, reflecting the next installment due in January 2021. Additional information regarding our income taxes is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 3. Income Taxes.”

Capital Return Program. In fiscal 2018, we announced a stock repurchase program authorizing us to repurchase up to $30 billion of our common stock. In the first nine months of fiscal 2020, we repurchased and retired 30.9 million shares of our common stock for $2.5 billion, before commissions. At June 28, 2020, $4.6 billion remained authorized for repurchase under the stock repurchase program. Our stock repurchase program is subject to periodic evaluations to determine when and if repurchases are in the best interests of our stockholders, and we may accelerate, suspend, delay or discontinue repurchases at any time. In the third quarter of fiscal 2020, to maintain our financial liquidity position and flexibility, we suspended our stock repurchases, at least for the near-term, in light of COVID-19. We have the ability to reinstate repurchases when and if we determine it to be in the best interest of stockholders.
In the first nine months of fiscal 2020, we paid cash dividends totaling $2.1 billion, or $1.89 per share. On July 15, 2020, we announced a cash dividend of $0.65 per share on our common stock, payable on September 24, 2020 to stockholders of record as of the close of business on September 3, 2020. We currently intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability, which may be impacted by COVID-19, and our view that cash dividends are in the best interests of our stockholders, among other factors.
Additional Capital Requirements. Expected working and other capital requirements are described in our 2019 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We expect our capital expenditures to increase in the near term to support the increase in our manufacturing capacity needs for our internal fabrication facilities that manufacture RFFE modules and RF filter products, primarily resulting from the ramp in 5G devices. At June 28, 2020, other than changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no material changes to our expected working and other capital requirements described in our 2019 Annual Report on Form 10-K. At June 28, 2020, $1.4 billion was accrued related to two fines imposed by the EC (based on the exchange rate at June 28, 2020, including related foreign currency gains and accrued interest). We have provided financial guarantees in lieu of cash payment to satisfy the obligations while we appeal the EC’s decisions.
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
Although we expect future estimated operating cash flows to be adversely affected by the impact of COVID-19, most significantly through reduced QTL royalty revenues and QCT equipment revenues, we believe, based on our current business plan and the facts and factors known by us, our cash, cash equivalents and marketable securities, our expected cash flow generated from operations and our expected financing activities will satisfy our working and other capital requirements for at least the next 12 months. See “Risk Factors” in this Quarterly Report, including the Risk Factor entitled “The recent coronavirus (COVID-19) pandemic has had an adverse effect on our business and results of operations, and we expect its impact will continue, at least in the near term.”
Contractual Obligations/Off-Balance Sheet Arrangements
We have no significant contractual obligations not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our condensed consolidated financial statements, or otherwise disclosed in our 2019 Annual Report on Form 10-K. We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).
Additional information regarding our financial commitments at June 28, 2020 is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 3. Income Taxes,” “Note 5. Debt” and “Note 6. Commitments and Contingencies.”
Recent Accounting Guidance
Information regarding recent accounting guidance and the impact of such guidance on our consolidated financial statements is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 1. Basis of Presentation and Significant Accounting Policies Update.”

Risk Factors
You should consider each of the following factors in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also negatively impact our business, results of operations, financial condition and cash flows, and require significant management time and attention. In that case, the trading price of our common stock could decline. In addition to the risks and uncertainties set forth in the Risk Factor below entitled “The recent coronavirus (COVID-19) pandemic has had an adverse effect on our business and results of operations, and we expect its impact will continue, at least in the near term,” many of the risks and uncertainties set forth in the other Risk Factors below are exacerbated by the COVID-19 pandemic, government and business responses thereto and any further resulting decline in the global business and economic environment, as well as the extent and/or speed of global economic recovery. You should also consider the other information set forth in this Quarterly Report in evaluating our business and our prospects, including but not limited to our financial statements and the related notes, and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” References to “and” and “or” should be read to include the other as well as “and/or,” as appropriate.
Risks Related to Our Businesses
The recent coronavirus (COVID-19) pandemic has had an adverse effect on our business and results of operations, and we expect its impact will continue, at least in the near term.
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
We expect that demand for our products and demand for the products of our customers or licensees will continue to be negatively impacted in the near term, and to the extent that economic uncertainty, business and consumer confidence, demand for our products and demand for the products of our customers or licensees does not improve, our business and results of operations will continue to be, and may be further, negatively impacted.
The COVID-19 pandemic, and government policies and business measures in response thereto, such as those described above, have also negatively impacted the global wireless supply chain and workforce, including the manufacturing facilities and workforces of our suppliers, customers and licensees. In particular, travel bans and restrictions, quarantines, shelter-in-place and social distancing orders, declarations of states of emergency and shutdowns have resulted in longer product cycle times, transportation, shipment and delivery delays, additional costs and reductions in output across the supply chain. However, to date, we have not seen a significant impact on our manufacturing facilities, the ability of our suppliers to deliver on their commitments to us, or our ability to ship our products to our customers, and we expect this to continue to be true, at least in the near term.
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

Further, the spread of COVID-19 has caused us to modify our workforce practices, and we may take further actions that we determine are in the best interests of our employees or as mandated by governments in the states and countries we operate. Since January 2020, we have complied with government restrictions in China which limited our employees’ ability to work in our offices in China, although such restrictions have since lessened. In March 2020, we announced a global mandatory work from home policy for all of our other employees who are able to perform their jobs remotely, which remains in place. Prior to this announcement, we took various other measures to mitigate the risk to our employees and operations globally, including certain employee travel and visitor restrictions, and cancellation of or limitations on physical participation in meetings, events and conferences, among others. California, where our corporate headquarters is located, and other states and countries where we have employees have implemented restrictions to varying degrees that limit people’s ability to move freely. While this has not been the case to date, our business and results of operations could be negatively affected if a significant number of our employees, or employees who perform critical functions, such as certain engineering employees, employees necessary to maintain the continuity of our business operations, or employees that are critical to complete and support our key accounting close processes, financial reporting systems, internal control over financial reporting and disclosure controls and procedures, become ill and/or are quarantined as the result of exposure to COVID-19, or if government policies restrict the ability of those employees to perform their critical functions. Any actions we take with respect to our workforce may not be sufficient to mitigate the risks posed by COVID-19, and our ability to perform critical functions could be harmed.
We expect the foregoing demand, supply and workforce issues to continue, at least in the near term. Our business, financial condition and results of operations could also be impacted by delayed, reduced or cancelled customer orders; the inability of our customers or licensees to purchase or pay for our products or technologies; the insolvency of key suppliers, customers or licensees; delays in reporting or payments from our customers or licensees; or failures by other counterparties.
Further, trade and/or national security protection policies may be adjusted as a result of the COVID-19 pandemic, such as actions by governments that limit, restrict or prevent the movement of certain goods into a country and/or region, and current U.S./China trade relations may be further exacerbated by the pandemic. Additionally, state or federal governments may in the future increase corporate tax rates, increase employer payroll tax obligations and/or otherwise change tax laws to pay for stimulus and other actions taken or that may be taken as a result of COVID-19.
We monitor goodwill and other long-lived assets for events or changes in circumstances in interim periods that could indicate such assets may be impaired. At September 29, 2019, the estimated fair values of our QCT and QTL reporting units were substantially in excess of their respective carrying values. Based on facts and factors currently known by us, we did not record any impairment of goodwill or other long-lived assets during the first nine months of fiscal 2020 as a result of the impact of the COVID-19 pandemic on our business. Although we believe that our estimates and the assumptions supporting our impairment assessments are reasonable, future events or changes in circumstances could cause us to conclude that impairment indicators exist, and that goodwill or other long-lived assets are impaired.
In addition, in the first nine months of fiscal 2020, we recorded impairment losses on certain of our equity method and non-marketable equity and debt investments in part resulting from the impact of COVID-19, and we may in the future record additional impairment losses in part or entirely resulting from COVID-19. Any resulting impairment losses in the future could have an adverse impact on our financial condition and results of operations. Further, while we have experienced minimal impact to date, our customers or licensees may experience a negative impact to their cash flow, which may impact our ability to recognize revenues and/or result in the recognition of an allowance for doubtful accounts related to our accounts receivables, both of which would adversely impact our results of operations.
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
Also, Apple, which has historically been one of our largest customers, has utilized products of one of our competitors in many of its devices rather than our products, and is solely utilizing one of our competitors’ products in its most recent smartphone launches. In April 2019, we entered into a new multi-year chipset supply agreement with Apple. We began shipping chipsets under this agreement in the third quarter of fiscal 2020. However, Apple may choose to use our competitors’ products or its own modem products in one or more of its future devices.
Similarly, certain of our Chinese customers have developed, and others may in the future develop, their own integrated circuit products and use such integrated circuit products, or our competitors’ integrated circuit products, in their devices rather than our integrated circuit products, including due to pressure from or policies of the Chinese government, concerns over losing access to our integrated circuit products as a result of U.S./China trade tensions, or otherwise. Further, political actions, including trade and/or national security protection policies, or other actions by governments, particularly the U.S. and Chinese governments, have in the past, currently are and could in the future limit or prevent us from transacting business with certain of our customers, limit or prevent certain of our customers from transacting business with us, or make it more expensive to do so. This could advantage our competitors by enabling them with increased sales, economies of scale, operating income and/or cash flows and/or enable critical technology transfer, allowing them to increase their investments in technology development, research and development and commercialization of products.
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

Also, Apple, which has historically been one of our largest customers, has utilized products of one of our competitors in many of its devices rather than our products, and is solely utilizing one of our competitor’s products in its most recent smartphone launches. In April 2019, we entered into a new multi-year chipset supply agreement with Apple. We began shipping chipsets under this agreement in the third quarter of fiscal 2020. However, Apple may choose to use our competitors’ products or its own modem products in one or more of its future devices.
Similarly, certain of our Chinese OEM customers have developed and others may in the future develop their own integrated circuit products and use such integrated circuit products, or our competitors’ integrated circuit products, in their devices rather than our integrated circuit products, including due to pressure from or policies of the U.S. and/or Chinese governments, the OEMs’ concerns over losing access to our integrated circuit products as a result of U.S./China tensions, or otherwise. Further, political actions, including trade and/or national security protection policies, or other actions by governments, particularly the U.S. and Chinese governments, have in the past, currently are and could in the future limit or prevent us from transacting business with certain of our customers, or limit or prevent certain of our customers from transacting business with us, or make it more expensive to do so. See also the Risk Factor entitled “Global, regional or local economic conditions, or political actions including trade and/or national security protection policies, that impact the mobile communications industry or the other industries in which we operate could negatively affect the demand for our products and services and our customers’ or licensees’ products and services, which may negatively affect our business, revenues, results of operations, cash flows and financial position.”
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
Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, revenues, results of operations, financial condition and cash flows. Depending on the matter, various remedies that could result from an unfavorable resolution include, among others, the loss of our ability to enforce one or more of our patents; injunctions; monetary damages or fines or other orders to pay money; the issuance of orders to cease certain conduct or modify our business practices, such as requiring us to reduce our royalty rates, reduce the base on which our royalties are calculated, grant patent licenses to chipset manufacturers, sell chipsets to unlicensed OEMs or modify or renegotiate some or all of our existing license agreements; and determinations that some or all of our license agreements are invalid or unenforceable. If some or all of our license agreements are declared invalid or unenforceable and/or we are required to renegotiate these license agreements, we may not receive, or may not be able to recognize, some or any licensing or royalty revenues under the impacted license agreements unless and until we enter into new license agreements; and even licensees whose license agreements are not impacted may demand to renegotiate their agreements or invoke the dispute resolution provision in their agreements, and we may not be able to recognize some or any licensing or royalty revenues under such agreements. The renegotiation of license agreements could lead to arbitration or litigation to resolve the licensing terms, which could be less favorable to us than existing terms, and each of which could take months or possibly years. Licensees may underreport, underpay, not report or not pay royalties owed to us pending the conclusion of such negotiations, arbitration or litigation. In addition, we may be sued for alleged overpayments of past royalties paid to us, including private antitrust actions seeking treble damages under U.S. antitrust laws. Further, if our appeal in the FTC lawsuit is unsuccessful, it could have a material adverse effect on our business. The occurrence of any of the above could have a material adverse effect on our business, results of operations, cash flows and financial condition, and our stock price could decline, possibly significantly, in which case we may have to significantly cut costs and other uses of cash, including in research and development, significantly impairing our ability to maintain product and technology leadership and invest in next generation technologies such as 5G. Further, depending on the breadth and severity of the circumstances above, we may have to reduce, suspend or eliminate our capital return programs, and our ability to timely pay our indebtedness may be impacted. In addition, a governmental body in a particular country or region may successfully assert and impose remedies with effects that extend beyond the borders of that country or region.
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
Further, the licenses granted to and from us under a number of our license agreements include only patents that are either filed or issued prior to a certain date. As a result, there are agreements with some licensees where later patents are not licensed by or to us. Additionally, all of our patent license agreements in China that were entered into in 2015 or thereafter, as well as our recent worldwide cellular standard-essential patent only agreements, are effective for a specified term. In order to license or to obtain a license to such later patents or after the expiration of the specified term, and to receive royalties after the expiration date of the specified term, we will need to extend or modify such license agreements or enter into new license agreements with such licensees more frequently than we have done historically. We might not be able to extend or modify license agreements, or enter into new license agreements, in the future without negatively affecting the material terms and conditions of our license agreements with such licensees, and such modifications or new agreements may negatively impact our revenues. In some circumstances, we may extend, modify or enter into new license agreements as a result of arbitration or litigation, and terms imposed by arbitrators or courts may be less favorable to us than existing terms and may impact the financial or other terms of license agreements not subject to the litigation or arbitration. If there is a delay in extending, modifying or entering into a new license agreement with a licensee, there would be a delay in our ability to recognize revenues related to that licensee’s product sales. Further, if we are unable to reach agreement on such modifications or new agreements, it could result in patent infringement litigation with such companies.

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
Through our QCT segment, we also own and operate various facilities that manufacture our RFFE modules and RF filter acoustic products. Manufacturing facilities are characterized by a higher portion of fixed costs relative to a fabless model. We may be faced with a decline in the utilization rates of our manufacturing facilities due to decreases in demand for our products, including in less favorable industry environments. During such periods, our manufacturing facilities could operate at lower capacity levels, while the fixed costs associated with such facilities continue to be incurred, resulting in lower gross profit.
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
Many of our acquisitions and other strategic investments require approval by the United States and/or foreign government agencies. Certain agencies in the past have, and may in the future, deny the transaction or fail to approve in a timely manner, resulting in us not realizing the anticipated benefits of the transaction. Future acquisitions or other strategic investments may be more difficult, complex or expensive to the extent that our reputation for our ability to consummate acquisitions has been harmed. Further, if U.S./China relations remain strained, our ability to consummate any transaction that would require approval from the State Administration for Market Regulation (SAMR) in China may be severely impacted.

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
Further, political actions, including trade and/or national security protection policies, or other actions by governments, particularly the U.S. and Chinese governments, have in the past, currently are and could in the future limit or prevent us from transacting business with certain of our customers, limit or prevent certain of our customers from transacting business with us, or make it more expensive to do so. Similarly, due to pressure from the Chinese government as part of its broader economic policies, our Chinese OEMs’ concerns over losing access to our integrated circuit products as a result of U.S./China trade tensions, or other policies, regulations or decisions arising out of U.S./China trade tensions, our Chinese OEM customers may develop their own integrated circuit products and use such products, or use our competitors’ integrated circuit products, in their devices rather than our integrated circuit products, and our Chinese licensees may delay or cease payments of license fees they owe to us. See also the Risk Factor entitled “Global, regional or local economic conditions, or political actions including trade and/or national security protection policies, that impact the mobile communications industry or the other industries in which we operate could negatively affect the demand for our products and services and our customers’ or licensees’ products and services, which may negatively affect our business, revenues, results of operations, cash flows and financial position.”
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
There are risks associated with our indebtedness and our stock repurchase program.
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
Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which is subject to economic and political conditions, industry cycles and financial, business and other factors, including factors which negatively impact our cash flows, such as licensees withholding some or all of the royalty payments they owe to us or our paying fines or modifying our business practices in connection with regulatory investigations or litigation, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things: refinance or restructure all or a portion of our indebtedness; reduce or delay planned capital or operating expenditures; reduce, suspend or eliminate our dividend payments and/or our stock repurchase program; or sell selected assets. Such measures might not be sufficient to enable us to service our debt. In addition, any such refinancing, restructuring or sale of assets might not be available on economically favorable terms or at all, and if prevailing interest rates at the time of any such refinancing or restructuring are higher than our current rates, interest expense related to such refinancing or restructuring would increase. If there are adverse changes in the ratings assigned to our debt securities by credit rating agencies, our borrowing costs, our ability to access debt in the future and the terms of such debt could be adversely affected.
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
We have implemented a stock repurchase program to repurchase up to $30 billion of our outstanding common stock. In the third quarter of fiscal 2020, we suspended our stock repurchases, at least for the near term, in light of COVID-19. We have the ability to reinstate repurchases at any time if we determine it to be in the best interest of our stockholders. At June 28, 2020, $4.6 billion remained authorized for repurchase under the stock repurchase program. This stock repurchase program has significantly reduced and, if/when repurchases are resumed, will continue to reduce the amount of cash that we have available to fund our operations, including research and development, working capital, capital expenditures, acquisitions, investments, dividends and other corporate purposes; and increases our exposure to adverse economic, market, industry and competitive conditions and developments, and other changes in our business and our industry.
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
In the fourth quarter of fiscal 2020, the United States Treasury Department issued final regulations on deductions for FDII. The United States Treasury Department is expected to finalize additional provisions of the 2017 Tax Cuts and Jobs Act, including certain foreign tax credit regulations, in the next several months. When finalized, these regulations may adversely affect our provision for income taxes, results of operations and/or cash flows.
Tax rules may change in a manner that adversely affects our future reported results of operations or the way we conduct our business. In response to the 2017 Tax Cuts and Jobs Act and to better align our profits with our activities, we implemented certain restructuring in fiscal 2018 and 2019. After our restructuring, most of our income is taxable in the United States with a significant portion qualifying for preferential treatment as FDII. Beginning in fiscal 2027, the effective tax rate for FDII increases from 13% to 16%. Further, if U.S. tax rates increase or the FDII deduction is eliminated or reduced, our provision for income taxes, results of operations and cash flows would be adversely affected. Also, if our customers move manufacturing operations to the United States, our FDII deduction will be reduced.

We have tax incentives in Singapore that require we meet specified employment and other criteria. Although our profit in Singapore has declined as a result of our 2018 restructuring, failure to meet these incentive requirements through March 2022 could result in a retroactive Singapore tax increase for 2017 and 2018.
Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (BEPS) project that was undertaken by the Organization for Economic Co-operation and Development (OECD). The OECD, which represents a coalition of member countries, recommended changes to numerous long-standing tax principles related to transfer pricing and continues to develop new proposals including allocating greater taxing rights to countries where customers are located and establishing a minimum tax on global income. These changes, as adopted by countries, may increase tax uncertainty and may adversely affect our provision for income taxes, results of operations and cash flows. Partially to address BEPS, we moved certain intellectual property from Singapore to the United States as part of our 2018 and 2019 restructuring.
Global, regional or local economic conditions, or political actions including trade and/or national security protection policies, that impact the mobile communications industry or the other industries in which we operate could negatively affect the demand for our products and services and our customers’ or licensees’ products and services, which may negatively affect our business, revenues, results of operations, cash flows and financial position.
A decline in global, regional or local economic conditions, a slow-down in economic growth, political actions including trade and/or national security protection policies, such as tariffs, bans or placing companies on restricted entity lists, particularly in geographic regions with high concentrations of wireless voice and data users or high concentrations of our customers or licensees, could have adverse, wide-ranging effects on demand for our products and services and for the products and services of our customers or licensees, particularly equipment manufacturers or others in the wireless communications industry who buy their products, such as wireless operators.
Political actions, including trade and/or national security protection policies, or other actions by governments, particularly the U.S. and Chinese governments, such as tariffs, bans or placing companies on restricted entity lists, have in the past, currently are and could in the future limit or prevent us from transacting business with certain of our customers, limit or prevent certain of our customers from transacting business with us, or make it more expensive to do so. We derive a significant and increasing portion of our revenues from Chinese OEMs and a significant portion of our revenues from devices that are ultimately sold into China. If, due to U.S. or Chinese government actions or policies: we were further limited in or prohibited from selling our integrated circuit products to Chinese OEMs; if device manufacturers were limited in or prohibited from selling devices that incorporate our integrated circuit products into China; if Chinese OEMs develop and use their own integrated circuit products or our competitors’ integrated circuit products in their devices rather than our integrated circuit products, due to pressure from or policies of the Chinese government or the OEMs’ concerns over losing access to our integrated circuit products as a result of actual, threatened or potential U.S. or Chinese government actions or policies, or otherwise; if tariffs on our integrated circuit products or devices which incorporate our integrated circuit products made purchasing such devices or our integrated circuit products more expensive; or if our Chinese licensees delayed or ceased making payments of license fees they owe us, our business, revenues, results of operations, cash flows and financial position could be materially adversely impacted.
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
Any such prolonged economic downturn, trade or national security tensions, or health crisis may result in a decrease in demand for our products and technologies; a decrease in demand for the products and services of our customers or licensees; the inability of our suppliers to deliver on their supply commitments to us, our inability to supply our products to our customers and/or the inability of our customers or licensees to supply their products to end users; the insolvency of key suppliers, customers or licensees; delays in reporting or payments from our licensees or customers; failures by counterparties; and/or negative effects on wireless device inventories. In addition, our customers’ ability to purchase or pay for our products and services and network operators’ ability to upgrade their wireless networks could be adversely affected by economic conditions, leading to a reduction, cancellation or delay of orders for our products and services.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2019 Annual Report on Form 10-K. Beginning in the second quarter of fiscal 2020, the rapid, global spread of COVID-19 and the uncertainty it has created has resulted in significant volatility in the condition of economies and financial markets globally, that could cause a global recession. This has adversely affected certain of our investments. See “Notes to Condensed Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items” and “Risk Factors” in this Quarterly Report. In addition, the fair value of our investment portfolio is subject to higher interest rate risk based on an increased holdings in marketable debt securities at June 28, 2020, and a hypothetical increase in interest rates of 100 basis points across the entire yield curve on such holdings would have resulted in a decrease of $31 million in the fair value of our holdings. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting in the third quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
We have provided updated Risk Factors in the section labeled “Risk Factors” in “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other than the Risk Factors previously included in our Quarterly Report on Form 10-Q for the second quarter ended March 29, 2020 entitled “Failures in our products, or in the products of our customers or licensees, including those resulting from security vulnerabilities, defects or errors, could harm our business” and “The recent coronavirus (COVID-19) pandemic has had an adverse effect on our business and results of operations, and we expect its impact will continue, at least in the near term,” we do not believe those updates have materially changed the type or magnitude of the risks we face in comparison to the disclosures provided in our most recent Annual Report on Form 10-K. However, many of the risks we face, including a number of those set forth in the “Risk Factors” section, will be exacerbated by the COVID-19 pandemic, government and business responses thereto and any further resulting decline in the global business and economic environment.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our purchases of equity securities in the third quarter of fiscal 2020 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
March 30, 2020 to April 26, 2020	1,593	$69.01	1,593	$4,614
April 27, 2020 to May 24, 2020	—	—	—	4,614
May 25, 2020 to June 28, 2020	—	—	—	4,614
Total	1,593		1,593
(1)Average Price Paid Per Share excludes cash paid for commissions.
(2)On July 26, 2018, we announced a repurchase program authorizing us to repurchase up to $30 billion of our common stock. At June 28, 2020, $4.6 billion remained authorized for repurchase. In the third quarter of fiscal 2020, to maintain our financial liquidity position and flexibility, we suspended our stock repurchases, at least for the near-term, in light of COVID-19. We have the ability to reinstate repurchases when and if we determine it to be in the best interest of stockholders. The stock repurchase program has no expiration date. Shares withheld to satisfy statutory tax withholding requirements related to the vesting of share-based awards are not issued or considered stock repurchases under our stock repurchase program and, therefore, are excluded from the table above.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	4/20/2018	3.1
3.2	Amended and Restated Bylaws.	8-K	7/17/2018	3.1
4.1	Indenture, dated May 20, 2015, between the Company and U.S. Bank National Association, as trustee.	8-K	5/21/2015	4.1
4.2	Officers’ Certificate, dated May 20, 2015, for the Floating Rate Notes due 2018, the Floating Rate Notes due 2020, the 1.400% Notes due 2018, the 2.250% Notes due 2020, the 3.000% Notes due 2022, the 3.450% Notes due 2025, the 4.650% Notes due 2035 and the 4.800% Notes due 2045.	8-K	5/21/2015	4.2
4.3	Form of 3.000% Notes due 2022.	8-K	5/21/2015	4.7
4.4	Form of 3.450% Notes due 2025.	8-K	5/21/2015	4.8
4.5	Form of 4.650% Notes due 2035.	8-K	5/21/2015	4.9
4.6	Form of 4.800% Notes due 2045.	8-K	5/21/2015	4.10
4.7	Officers’ Certificate, dated May 26, 2017, for the Floating Rate Notes due 2019, the Floating Rate Notes due 2020, the Floating Rate Notes due 2023, the 1.850% Notes due 2019, the 2.100% Notes due 2020, the 2.600% Notes due 2023, the 2.900% Notes due 2024, the 3.250% Notes due 2027 and the 4.300% Notes due 2047.	8-K	5/31/2017	4.2
4.8	Form of Floating Rate Notes due 2023.	8-K	5/31/2017	4.5
4.9	Form of 2.600% Notes due 2023.	8-K	5/31/2017	4.8
4.10	Form of 2.900% Notes due 2024.	8-K	5/31/2017	4.9
4.11	Form of 3.250% Notes due 2027.	8-K	5/31/2017	4.10
4.12	Form of 4.300% Notes due 2047.	8-K	5/31/2017	4.11
4.13	Officers’ Certificate, dated May 8, 2020, for the 2.150% Notes due 2030 and the 3.250% Notes due 2050.	8-K	5/11/2020	4.2
4.14	Form of 2.150% Notes due 2030.	8-K	5/11/2020	4.3
4.15	Form of 3.250% Notes due 2050.	8-K	5/11/2020	4.4
10.9
Form of Non-Employee Director Deferred Stock Unit Grant Notice and Non-Employee Director Deferred Stock Unit Agreement under the 2016 Long-Term Incentive Plan for non-employee directors residing in Hong Kong. (1)
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

Dated: July 29, 2020