Form 10-Q
period 2020-12-27
QUALCOMM INC/DE
filed 2021-02-03
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2020
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock was 1,136 million at February 1, 2021.

QUALCOMM Incorporated
Form 10-Q
For the Quarter Ended December 27, 2020

Risk Factors Summary:
Our business is subject to numerous risks and uncertainties, including those described in the section labeled “Risk Factors” in “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. These risks include, but are not limited to, the following:
RISKS RELATED TO THE CORONAVIRUS (COVID-19) PANDEMIC
•The coronavirus (COVID-19) pandemic has had an adverse effect on our business and results of operations, and may continue to impact us in the future.
RISKS RELATED TO INDUSTRY DYNAMICS AND COMPETITION
•Our revenues depend on our customers’ and licensees’ sales of products and services based on CDMA, OFDMA and other communications technologies, including 5G, and customer demand for our products based on these technologies.
•Our industry is subject to intense competition in an environment of rapid technological change. Our success depends in part on our ability to adapt to such change and compete effectively; and such change and competition could result in decreased demand for our products and technologies or declining average selling prices for our products or those of our customers or licensees.
RISKS RELATED TO OUR OPERATING BUSINESSES
•We derive a significant portion of our revenues from a small number of customers and licensees, and particularly from their sale of premium tier devices. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuates, our business and results of operations could be negatively affected.
•Our business, particularly our semiconductor business, may suffer as a result of our customers vertically integrating (i.e., developing their own integrated circuit products).
•A significant portion of our business is concentrated in China, and the risks of such concentration are exacerbated by U.S./China trade and national security tensions.
RISKS SPECIFIC TO OUR LICENSING BUSINESS
•Efforts by some OEMs to avoid paying fair and reasonable royalties for the use of our intellectual property may require the investment of substantial management time and financial resources and may result in legal decisions or actions by governments, courts, regulators or agencies, Standards Development Organizations (SDOs) or other industry organizations that harm our business.
•Changes in our patent licensing practices, whether due to governmental investigations or private legal proceedings challenging those practices, or otherwise, could adversely impact our business and results of operations.
•The continued and future success of our licensing programs requires us to continue to evolve our patent portfolio and to renew or renegotiate license agreements that are expiring or to cover additional future patents.
RISKS RELATED TO REGULATORY AND LEGAL CHALLENGES
•Our business may suffer as a result of adverse rulings in government investigations or proceedings.
RISKS RELATED TO SUPPLY AND MANUFACTURING
•We depend on a limited number of third-party suppliers for the procurement, manufacture and testing of our products manufactured in a fabless production model. If we fail to execute supply strategies that provide supply assurance, technology leadership and reasonable margins, our business and results of operations may be harmed. We are also subject to order and shipment uncertainties that could negatively impact our results of operations.
•There are numerous risks associated with the operation and control of our manufacturing facilities, including a higher portion of fixed costs relative to a fabless model, environmental compliance and liability, impacts related to climate change, exposure to natural disasters, timely supply of equipment and materials, and various manufacturing issues.
RISKS RELATED TO NEW AND ADJACENT INITIATIVES
•Our growth depends in part on our ability to extend our technologies and products into new and expanded product areas, and adjacent industry segments or applications beyond mobile. Our research, development and other investments in these new and expanded product areas, industry segments or applications, and related technologies and products, as well as in our existing technologies and products, and new technologies, may not generate operating income or contribute to future results of operations that meet our expectations.
•We may engage in strategic acquisitions and other transactions or make investments, or be unable to consummate planned strategic acquisitions, which could adversely affect our results of operations or fail to enhance stockholder value.
RISKS RELATED TO CYBERSECURITY OR MISAPPROPRIATION OF OUR CRITICAL INFORMATION
•Our business and operations could suffer in the event of security breaches of our information technology systems, or other misappropriation of our technology, intellectual property or other proprietary or confidential information.
RISKS RELATED TO INTELLECTUAL PROPERTY
•The enforcement and protection of our intellectual property may be expensive, could fail to prevent misappropriation or unauthorized use of our intellectual property, could result in the loss of our ability to enforce one or more patents, and could be adversely affected by changes in patent laws, by laws in certain foreign jurisdictions that may not effectively protect our intellectual property and by ineffective enforcement of laws in such jurisdictions.
•Claims by other companies that we infringe their intellectual property could adversely affect our business.
•Our use of open source software may harm our business.
RISKS RELATED TO HUMAN CAPITAL MANAGEMENT
•We may not be able to attract and retain qualified employees.
RISKS RELATED TO PRODUCT DEFECTS OR SECURITY VULNERABILITIES
•Failures in our products, or in the products of our customers or licensees, including those resulting from security vulnerabilities, defects or errors, could harm our business.
GENERAL RISK FACTORS
•We operate in the highly cyclical semiconductor industry, which is subject to significant downturns. We are also susceptible to declines in global, regional and local economic conditions generally. Our stock price and financial results are subject to substantial quarterly and annual fluctuations due to these dynamics, among others.
•Our business may suffer due to the impact of, or our failure to comply with, the various existing, new or amended laws, regulations, policies or standards to which we are subject.
•There are risks associated with our debt.
•Tax liabilities could adversely affect our results of operations.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)
(Unaudited)

	December 27, 2020	September 27, 2020
ASSETS
Current assets:
Cash and cash equivalents	$7,076	$6,707
Marketable securities	5,222	4,507
Accounts receivable, net	4,148	4,003
Inventories	2,552	2,598
Other current assets	794	704
Total current assets	19,792	18,519
Deferred tax assets	1,319	1,351
Property, plant and equipment, net	4,033	3,711
Goodwill	6,358	6,323
Other intangible assets, net	1,541	1,653
Other assets	4,436	4,037
Total assets	$37,479	$35,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,429	$2,248
Payroll and other benefits related liabilities	1,149	1,053
Unearned revenues	540	568
Short-term debt	500	500
Other current liabilities	4,605	4,303
Total current liabilities	9,223	8,672
Unearned revenues	644	761
Income taxes payable	1,855	1,872
Long-term debt	15,231	15,226
Other liabilities	3,146	2,986
Total liabilities	30,099	29,517

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,136 and 1,131 shares issued and outstanding, respectively	113	586
Retained earnings	6,974	5,284
Accumulated other comprehensive income	293	207
Total stockholders’ equity	7,380	6,077
Total liabilities and stockholders’ equity	$37,479	$35,594

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 27, 2020	December 29, 2019
Revenues:
Equipment and services	$6,442	$3,534
Licensing	1,793	1,543
Total revenues	8,235	5,077
Costs and expenses:
Cost of revenues	3,489	2,113
Research and development	1,653	1,406
Selling, general and administrative	567	528
Total costs and expenses	5,709	4,047
Operating income	2,526	1,030
Interest expense	(141)	(148)
Investment and other income, net	219	65
Income before income taxes	2,604	947
Income tax expense	(149)	(22)
Net income	$2,455	$925

Basic earnings per share	$2.16	$0.81
Diluted earnings per share	$2.12	$0.80
Shares used in per share calculations:
Basic	1,134	1,144
Diluted	1,156	1,159

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	December 27, 2020	December 29, 2019
Net income	$2,455	$925
Other comprehensive income, net of income taxes:
Foreign currency translation gains	87	31
Net unrealized gains on available-for-sale securities	3	—
Net unrealized gains on derivative instruments	10	3
Other (losses) gains	(3)	8
Certain reclassifications included in net income	(11)	(5)
Total other comprehensive income	86	37
Comprehensive income	$2,541	$962

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 27, 2020	December 29, 2019
Operating Activities:
Net income	$2,455	$925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	364	351
Income tax provision in excess of (less than) income tax payments	53	(131)
Share-based compensation expense	392	294
Net gains on marketable securities and other investments	(195)	(79)
Impairment losses on other investments	1	72
Other items, net	(19)	(26)
Changes in assets and liabilities:
Accounts receivable, net	(141)	(262)
Inventories	62	(17)
Other assets	(97)	(119)
Trade accounts payable	129	396
Payroll, benefits and other liabilities	278	(171)
Unearned revenues	(107)	(115)
Net cash provided by operating activities	3,175	1,118
Investing Activities:
Capital expenditures	(469)	(296)
Purchases of debt and equity marketable securities	(2,248)	(10)
Proceeds from sales and maturities of debt and equity marketable securities	1,612	129
Acquisitions and other investments, net of cash acquired	(138)	(75)
Other items, net	41	49
Net cash used by investing activities	(1,202)	(203)
Financing Activities:
Proceeds from short-term debt	819	558
Repayment of short-term debt	(818)	(558)
Repurchases and retirements of common stock	(444)	(762)
Dividends paid	(739)	(710)
Payments of tax withholdings related to vesting of share-based awards	(449)	(203)
Other items, net	(14)	16
Net cash used by financing activities	(1,645)	(1,659)
Effect of exchange rate changes on cash and cash equivalents	41	14
Net increase (decrease) in total cash and cash equivalents	369	(730)
Total cash and cash equivalents at beginning of period	6,707	11,839
Total cash and cash equivalents at end of period	$7,076	$11,109
See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 27, 2020	December 29, 2019
Total stockholders’ equity, beginning balance	$6,077	$4,909

Common stock and paid-in capital:
Balance at beginning of period	$586	$343
Common stock issued under employee benefit plans	1	23
Repurchases and retirements of common stock	(444)	(481)
Share-based compensation	419	318
Tax withholdings related to vesting of share-based payments	(449)	(203)
Balance at end of period	113	—

Retained earnings:
Balance at beginning of period	5,284	4,466
Net income	2,455	925
Repurchases and retirements of common stock	—	(281)
Dividends	(765)	(734)
Balance at end of period	6,974	4,376

Accumulated other comprehensive income:
Balance at beginning of period	207	100
Other comprehensive income	86	37
Balance at end of period	293	137

Total stockholders’ equity, ending balance	$7,380	$4,513

Dividends per share announced	$0.65	$0.62
See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies Update
Financial Statement Preparation. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended September 27, 2020. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three months ended December 27, 2020 and December 29, 2019 included 13 weeks.
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
Recently Adopted Accounting Guidance.
Financial Assets: In June 2016, the Financial Accounting Standards Board (FASB) issued new accounting guidance that changes the accounting for recognizing impairments of financial assets. Under the new accounting guidance, credit losses for financial assets held at amortized cost (such as accounts receivable) are estimated based on expected losses rather than the previous incurred loss impairment model. The new accounting guidance also eliminated the concept of other-than-temporary impairment with credit losses related to available-for-sale debt securities recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. We adopted the new accounting guidance in the first quarter of fiscal 2021 under the modified retrospective transition method, except for certain available-for-sale debt securities where the prospective transition method was required, and as a result, prior period results have not been restated. The impact upon adoption was not material to our condensed consolidated financial statements. The future impact of such accounting guidance will largely depend on the future composition and credit quality of our investment portfolio and accounts receivable, as well as future economic conditions.
Accounting Policy Update.
Marketable Securities: As a result of the adoption of the new accounting guidance described above, we revised our accounting policy beginning in fiscal 2021 as follows.
Marketable securities include marketable equity securities, available-for-sale debt securities and, from time-to-time, certain time deposits. We classify marketable securities as current or noncurrent based on the nature of the securities and their availability for use in current operations. Marketable securities are stated at fair value with all realized and unrealized gains and losses on investments in marketable equity securities and realized gains and losses on available-for-sale debt securities recognized in investment and other income, net. Debt securities are classified as available for sale or held to maturity at the time of purchase and reevaluated at each balance sheet date. The realized and unrealized gains and losses on marketable securities are determined using the specific identification method.
If a debt security has an unrealized loss and we either intend to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery, we record an impairment charge to investment and other income, net for the entire amount of the unrealized loss and adjust the amortized cost basis of the security. For the remaining debt securities, if an unrealized loss exists, we separate the impairment into the portion of the loss related to credit factors and the portion of the loss that is not related to credit factors. Unrealized gains or unrealized losses that are not related to credit factors on available-for-sale debt securities are recorded as a component of accumulated other comprehensive income, net of income taxes. Unrealized losses that are related to credit loss factors on available-for-sale debt securities and subsequent adjustments to the credit loss are recorded as an allowance for credit losses, which is included in investment and other income, net. In evaluating whether a credit loss exists, we consider a variety of factors, including the significance of the decline in value as compared to the cost basis; underlying factors contributing to a decline in the prices of securities in a single asset class; the security’s relative performance versus its peers, sector or asset class; the market and economy in general; views of external investment managers; news or financial information that has been released specific to the investee; and the outlook for the overall industry in which the investee operates.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2. Composition of Certain Financial Statement Items

Inventories (in millions)
	December 27, 2020	September 27, 2020
Raw materials	$138	$94
Work-in-process	1,192	1,155
Finished goods	1,222	1,349
	$2,552	$2,598
Revolving Credit Facility. On December 8, 2020, we entered into a Revolving Credit Facility replacing our prior Amended and Restated Revolving Credit Facility. There were no outstanding borrowings under the Amended and Restated Revolving Credit Facility at the time of termination. The Revolving Credit Facility provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.5 billion, which expires on December 8, 2025. At December 27, 2020, no amounts were outstanding under the Revolving Credit Facility. The Revolving Credit Facility requires that we comply with certain financial covenants, including that we maintain an interest coverage ratio, as defined in the agreement. At December 27, 2020, we were in compliance with the applicable covenants under the Revolving Credit Facility.
Revenues. We disaggregate our revenues by segment (Note 6) and type of products and services (as presented on our condensed consolidated statement of operations), and for our QCT segment by revenue stream, which is based on industry segment or application in which our products are sold (as presented below). In certain cases, the determination of QCT revenues by industry segment or application requires the use of certain assumptions. Substantially all of QCT’s revenues consist of equipment revenues that are recognized at a point in time, and substantially all of QTL’s revenues represent licensing revenues that are recognized over time and are principally from royalties generated through our licensees’ sales of mobile handsets. QCT revenue streams were as follows (in millions):

	Three Months Ended
	December 27, 2020	December 29, 2019
Handsets (1)	$4,216	$2,352
RFFE (2)	1,061	413
Automotive (3)	212	147
IoT (4)	1,044	706
Total QCT revenues	$6,533	$3,618
(1) Includes revenues from products sold for use in mobile handsets, excluding RFFE (radio frequency front-end) components.
(2) Includes all revenues from sales of 4G, 5G sub-6 and 5G millimeter wave RFFE products (a substantial portion of which are sold for use in handsets).
(3) Includes revenues from products sold for use in automobiles, including telematics, connectivity and digital cockpit.
(4) Internet of things (IoT) revenues primarily include products sold for use in cellular and non-cellular connected devices within the following industry segments or applications: consumer, computing, industrial, fixed wireless broadband, voice and music and wireless networking.
Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were $110 million and $92 million for the three months ended December 27, 2020 and December 29, 2019, respectively, and primarily related to QTL royalty revenues recognized related to devices sold in prior periods (including adjustments to prior period royalty estimates, in part based on actual reporting of royalties by our licensees) and certain QCT customer incentives.
Unearned revenues (which are considered contract liabilities) consist primarily of license fees for intellectual property with continuing performance obligations. In the three months ended December 27, 2020 and December 29, 2019, we recognized revenues of $185 million and $178 million, respectively, that were recorded as unearned revenues at September 27, 2020 and September 29, 2019, respectively.
Remaining performance obligations, substantially all of which are included in unearned revenues, represent the aggregate amount of the transaction price of certain customer contracts yet to be recognized as revenues as of the end of the reporting period and exclude revenues related to (a) contracts that have an original expected duration of one year or less and

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(b) sales-based royalties (i.e., future royalty revenues) pursuant to our license agreements. Our remaining performance obligations are primarily comprised of certain customer contracts for which QTL received license fees upfront. At December 27, 2020, we had $1.2 billion of remaining performance obligations, of which $403 million, $496 million, $238 million, $65 million and $26 million was expected to be recognized as revenues for the remainder of fiscal 2021 and each of the subsequent four years from fiscal 2022 through 2025, respectively, and no amounts thereafter.
Concentrations. A significant portion of our revenues are concentrated with a small number of customers/licensees of our QCT and QTL segments. Revenues from three customers/licensees comprised 34%, 13% and 10% of total consolidated revenues in the first quarter fiscal 2021, as compared to 14%, 17% and 13% of total consolidated revenues in the first quarter of fiscal 2020. In the first quarter of fiscal 2020, one additional customer/licensee also comprised 12% of total consolidated revenues. The comparability of customer/licensee concentrations for the interim periods presented are impacted by the timing of customer/licensee device launches and/or innovation cycles and other seasonal trends, among other fluctuations in demand.
Accounts receivable at December 27, 2020 and September 27, 2020 included $1.2 billion and $1.3 billion, respectively, excluding the impact of foreign withholding taxes, from Huawei related to the remaining amounts due under the previously disclosed settlement agreement to be paid in installments by the end of June 2021 and estimated royalties for sales made in the December 2020 and September 2020 quarters, respectively, under the global patent license agreement with Huawei. Subsequent to December 27, 2020, Huawei paid the second installment of $500 million (excluding the impact of foreign withholding taxes) under the settlement agreement in accordance with the agreed upon payment schedule.

Investment and Other Income, Net (in millions)
	Three Months Ended
	December 27, 2020	December 29, 2019
Interest and dividend income	$21	$59
Net gains on marketable securities	118	11
Net gains on other investments	34	48
Net gains on deferred compensation plan assets	54	30
Impairment losses on other investments	(1)	(72)
Net gains on derivative investments	9	2
Equity in net losses of investees	(2)	(10)
Net losses on foreign currency transactions	(14)	(3)
	$219	$65
Note 3. Income Taxes
As of the first quarter of fiscal 2021, we estimated our annual effective income tax rate to be 11% for fiscal 2021, which is lower than the U.S. federal statutory rate, primarily due to a significant portion of our income qualifying for preferential treatment as foreign-derived intangible income (FDII) at a 13% effective tax rate and due to benefits from our federal research and development tax credit. The effective tax rate of 6% for the first quarter of fiscal 2021 was lower than the estimated annual effective tax rate of 11% primarily due to $212 million of discrete net tax benefits recorded in the first quarter of fiscal 2021, which principally related to excess tax benefits associated with share-based awards that vested in the first fiscal quarter, foreign currency gains on a noncurrent receivable related to our refund claim of Korean withholding tax and valuation allowance release on foreign tax credit carryforwards. The effective tax rate of 2% for the first quarter of fiscal 2020 included $102 million of discrete net tax benefits recorded in the first quarter of fiscal 2020, which principally related to excess tax benefits associated with share-based awards that vested in the first fiscal quarter of fiscal 2020, valuation allowance release on capital loss carryforwards and foreign currency gains on a noncurrent receivable related to our refund claim of Korean withholding tax.
In the first quarter of fiscal 2021, the United States Treasury Department issued final regulations on the foreign tax credit, which generally are applicable beginning in fiscal 2021, with certain provisions retroactive to fiscal 2019. As a result of these regulations, our fiscal 2021 estimated annual effective tax rate increased by approximately 1%. The retroactive impact resulting from these new regulations, which was related to fiscal 2019 and fiscal 2020 and recorded discretely in the first quarter of fiscal 2021, was not significant.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unrecognized tax benefits were $2.0 billion and $1.9 billion at December 27, 2020 and September 27, 2020, respectively, and primarily related to our refund claim of Korean withholding tax. If successful, the refund will result in a corresponding reduction in U.S. foreign tax credits. We expect that the total amount of unrecognized tax benefits at December 27, 2020 will increase in the next 12 months as licensees in Korea continue to withhold taxes on future payments due under their licensing agreements at a rate higher than we believe is owed; such increase is not expected to have a significant impact on our income tax provision.
Note 4. Capital Stock
Stock Repurchase Program. On July 26, 2018, we announced a stock repurchase program authorizing us to repurchase up to $30 billion of our common stock. The stock repurchase program has no expiration date. In the first quarter of fiscal 2021, we resumed stock repurchases under the stock repurchase program, which we had suspended in the third quarter of fiscal 2020 in light of the COVID-19 pandemic.
In the three months ended December 27, 2020 and December 29, 2019, we repurchased and retired 3 million and 9 million shares, respectively, for $444 million and $762 million, respectively, before commissions. To reflect share repurchases in the consolidated balance sheet, we (i) reduce common stock for the par value of the shares, (ii) reduce paid-in capital for the amount in excess of par to zero during the quarter in which the shares are repurchased and (iii) record the residual amount, if any, to retained earnings. At December 27, 2020, $4.2 billion remained authorized for repurchase under our stock repurchase program. Since December 27, 2020, we repurchased and retired 2 million shares of common stock for $311 million.
Dividends. On January 20, 2021, we announced a cash dividend of $0.65 per share on our common stock, payable on March 25, 2021 to stockholders of record as of the close of business on March 4, 2021.
Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed by dividing net income by the combination of the weighted-average number of dilutive common share equivalents, comprised of shares issuable under our share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. The following table provides information about the diluted earnings per share calculation (in millions):

	Three Months Ended
	December 27, 2020	December 29, 2019
Dilutive common share equivalents included in diluted shares	22	15
Shares of common stock equivalents not included because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period	—	—
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
In re Qualcomm/Broadcom Merger Securities Litigation: On June 8, 2018 and June 26, 2018, securities class action complaints were filed by purported stockholders of us in the United States District Court for the Southern District of California against us and two of our then current officers. The complaints alleged, among other things, that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by failing to

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
disclose that we had submitted a notice to the Committee on Foreign Investment in the United States (CFIUS) in January 2018. The complaints sought unspecified damages, interest, fees and costs. On January 22, 2019, the court appointed the lead plaintiff in the action. On March 18, 2019, the plaintiffs filed a consolidated complaint asserting the same basic theories of liability and requesting the same basic relief. On May 10, 2019, we filed a motion to dismiss the consolidated complaint, and on March 10, 2020, the court granted our motion. On May 11, 2020, the plaintiffs filed a second amended complaint, and on October 8, 2020, the court granted our motion to dismiss the case with prejudice. On November 7, 2020, the plaintiffs filed a notice of appeal. No hearing date has been set. We believe the plaintiffs’ claims are without merit.
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
ParkerVision, Inc. v. QUALCOMM Incorporated: On May 1, 2014, ParkerVision filed a complaint against us in the United States District Court for the Middle District of Florida alleging that certain of our products infringed seven ParkerVision patents. On August 21, 2014, ParkerVision amended the complaint, then captioned ParkerVision, Inc. v. QUALCOMM Incorporated, Qualcomm Atheros, Inc., HTC Corporation, HTC America, Inc., Samsung Electronics Co., LTD., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC, broadening the allegations. ParkerVision alleged that we infringed 11 ParkerVision patents and sought damages and injunctive and other relief. ParkerVision has subsequently reduced the number of patents asserted to four, granted covenants not to sue on the other patents and dismissed the Samsung and HTC entities from the case. The asserted patents are now expired, and injunctive relief is no longer available. ParkerVision continues to seek damages related to the sale of many of our radio frequency (RF) products sold between 2008 and 2018. Trial is expected to begin no earlier than June 2021. We have previously prevailed on infringement claims asserted by ParkerVision in related lawsuits and have successfully invalidated a number of their patent claims in patent office proceedings. We believe that ParkerVision’s claims are without merit.
Korea Fair Trade Commission (KFTC) Investigation (2015): On March 17, 2015, the KFTC notified us that it was conducting an investigation of us relating to the Korean Monopoly Regulation and Fair Trade Act (MRFTA). On December 27, 2016, the KFTC announced that it had reached a decision in the investigation, finding that we violated provisions of the MRFTA. On January 22, 2017, we received the KFTC’s formal written decision, which found that the following conducts violate the MRFTA: (i) refusing to license, or imposing restrictions on licenses for, cellular communications standard-essential patents with competing modem chipset makers; (ii) conditioning the supply of modem chipsets to handset suppliers on their execution and performance of license agreements with us; and (iii) coercing agreement terms including portfolio license terms, royalty terms and free cross-grant terms in executing patent license agreements with handset makers. The KFTC’s decision orders us to: (a) upon request by modem chipset companies, engage in good-faith negotiations for patent license agreements, without offering unjustifiable conditions, and if necessary submit to a determination of terms by an

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
independent third party; (b) not demand that handset companies execute and perform under patent license agreements as a precondition for purchasing modem chipsets; (c) not demand unjustifiable conditions in our license agreements with handset companies and, upon request, renegotiate existing patent license agreements; and (d) notify modem chipset companies and handset companies of the decision and order imposed on us and report to the KFTC new or amended agreements. According to the KFTC’s decision, the foregoing will apply to transactions between us and the following enterprises: (1) handset manufacturers headquartered in Korea and their affiliate companies; (2) enterprises that sell handsets in or to Korea and their affiliate companies; (3) enterprises that supply handsets to companies referred to in (2) above and the affiliate companies of such enterprises; (4) modem chipset manufacturers headquartered in Korea and their affiliate companies; and (5) enterprises that supply modem chipsets to companies referred to in (1), (2) or (3) above and the affiliate companies of such enterprises. The KFTC’s decision also imposed a fine of 1.03 trillion Korean won (approximately $927 million), which we paid on March 30, 2017.
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
Korea Fair Trade Commission (KFTC) Investigation (2020): On June 8, 2020, the KFTC informed us that it was conducting an investigation of us relating to the MRFTA. The KFTC has not provided a formal notice on the scope of their investigation, but we believe it concerns our business practices in connection with our sale of radio frequency front-end (RFFE) components. If a violation is found, a broad range of remedies is potentially available to the KFTC, including imposing a fine (of up to 3% of our sales in the relevant markets during the alleged period of violation) and/or injunctive relief prohibiting or restricting certain business practices. It is difficult to predict the outcome of this matter or what remedies, if any, may be imposed by the KFTC. We believe that our business practices do not violate the MRFTA.
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
In the third quarter of fiscal 2019, we recorded a charge of $275 million to other expenses related to this EC fine. We provided a financial guarantee in the first quarter of fiscal 2020 to satisfy the obligation in lieu of cash payment while we appeal the EC’s decision. The fine is accruing interest at a rate of 1.50% per annum while it is outstanding. In the fourth quarter of fiscal 2019, we designated the liability as a hedge of our net investment in certain foreign subsidiaries, with gains and losses recorded in accumulated other comprehensive income as a component of the foreign currency translation adjustment. At December 27, 2020, the liability, including related foreign currency losses and accrued interest (which, to the extent they were not related to the net investment hedge, were recorded in investment and other income, net), was $301 million and included in other current liabilities.
European Commission (EC) Investigation: On October 15, 2014, the EC notified us that it was conducting an investigation of us relating to Articles 101 and/or 102 of the Treaty on the Functioning of the European Union (TFEU). On July 16, 2015, the EC announced that it had initiated formal proceedings in this matter. On January 24, 2018, the EC issued a decision finding that pursuant to an agreement with Apple Inc. we paid significant amounts to Apple on the condition that it exclusively use our baseband chipsets in its smartphones and tablets, reducing Apple’s incentives to source baseband chipsets from our competitors and harming competition and innovation for certain baseband chipsets, and imposed a fine of 997 million euros. On April 6, 2018, we filed an appeal of the EC’s decision with the General Court of the European Union. A

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
hearing before the court is scheduled for May 4-6, 2021. We believe that our business practices do not violate the EU competition rules.
In the first quarter of fiscal 2018, we recorded a charge of $1.2 billion to other expenses related to this EC fine. We provided financial guarantees in the third quarter of fiscal 2018 to satisfy the obligation in lieu of cash payment while we appeal the EC’s decision. The fine is accruing interest at a rate of 1.50% per annum while it is outstanding. In the first quarter of fiscal 2019, we designated the liability as a hedge of our net investment in certain foreign subsidiaries, with gains and losses recorded in accumulated other comprehensive income as a component of the foreign currency translation adjustment. At December 27, 2020, the liability, including related foreign currency losses and accrued interest (which, to the extent they were not related to the net investment hedge, were recorded in investment and other income, net), was $1.3 billion and included in other current liabilities.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Contingent losses and other considerations: We will continue to vigorously defend ourselves in the foregoing matters. However, litigation and investigations are inherently uncertain, and we face difficulties in evaluating or estimating likely outcomes or ranges of possible loss in antitrust and trade regulation investigations in particular. Other than with respect to the EC fines, we have not recorded any accrual at December 27, 2020 for contingent losses associated with these matters based on our belief that losses, while reasonably possible, are not probable. Further, any possible amount or range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. We are engaged in numerous other legal actions not described above arising in the ordinary course of our business (for example, proceedings relating to employment matters or the initiation or defense of proceedings relating to intellectual property rights) and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
The table below presents revenues and EBT for reportable segments (in millions):

	Three Months Ended
	December 27, 2020	December 29, 2019
Revenues
QCT	$6,533	$3,618
QTL	1,660	1,404
QSI	9	20
Reconciling items	33	35
Total	$8,235	$5,077
EBT
QCT	$1,919	$479
QTL	1,270	1,017
QSI	158	(3)
Reconciling items	(743)	(546)
Total	$2,604	$947
Reconciling items for revenues and EBT in the previous table were as follows (in millions):

	Three Months Ended
	December 27, 2020	December 29, 2019
Revenues
Nonreportable segments	$33	$35
	$33	$35
EBT
Unallocated cost of revenues	$(74)	$(90)
Unallocated research and development expenses	(406)	(259)
Unallocated selling, general and administrative expenses	(178)	(117)
Unallocated interest expense	(142)	(147)
Unallocated investment and other income, net	71	82
Nonreportable segments	(14)	(15)
	$(743)	$(546)

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7. Fair Value Measurements
The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 27, 2020 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,970	$3,684	$—	$5,654
Marketable securities:
U.S. Treasury securities and government-related securities	19	8	—	27
Corporate bonds and notes	—	4,675	—	4,675
Mortgage- and asset-backed and auction rate securities	—	95	35	130
Equity securities	425	—	—	425
Total marketable securities	444	4,778	35	5,257
Derivative instruments	—	60	—	60
Other investments	590	—	9	599
Total assets measured at fair value	$3,004	$8,522	$44	$11,570
Liabilities
Derivative instruments	$—	$19	$—	$19
Other liabilities	590	—	—	590
Total liabilities measured at fair value	$590	$19	$—	$609
Activity within Level 3 of the Fair Value Hierarchy. Other investments included in Level 3 at December 27, 2020 were comprised of non-marketable debt instruments. Activity for marketable securities and other investments classified within Level 3 was insignificant during the three months ended December 27, 2020 (primarily related to settlements of non-marketable debt instruments) and the three months ended December 29, 2019 (primarily related to purchases of non-marketable debt instruments). Activity for other liabilities classified within Level 3 was insignificant during the three months ended December 29, 2019.
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis. We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include equity method and non-marketable equity investments, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the three months ended December 27, 2020 and December 29, 2019, certain of our non-marketable equity investments were written down to their estimated fair values, which was recorded as a component of impairment losses on other investments in investment and other income, net (Note 2), and certain other non-marketable equity investments were remeasured to their estimated fair values based on observable price changes in orderly transactions for identical or similar securities, which is recorded as a component of net gains on other investments in investment and other income, net (Note 2). The estimation of fair value used in the fair value measurements required the use of significant unobservable inputs, and as a result, the fair value measurements were classified as Level 3.
Long-term Debt. At December 27, 2020 and September 27, 2020, the aggregate fair value of our outstanding floating- and fixed-rate notes, based on Level 2 inputs, was approximately $17.7 billion and $17.5 billion, respectively.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8. Marketable Securities
We classify marketable securities as current or noncurrent based on the nature of the securities and their availability for use in current operations. Our marketable securities were comprised as follows (in millions):

	Current		Noncurrent (1)
	December 27, 2020	September 27, 2020	December 27, 2020	September 27, 2020
Available-for-sale debt securities:
U.S. Treasury securities and government-related securities	$27	$10	$—	$—
Corporate bonds and notes	4,675	4,049	—	—
Mortgage- and asset-backed and auction rate securities	95	66	35	35
Total available-for-sale debt securities	4,797	4,125	35	35
Equity securities	425	352	—	—
Time deposit (2)	—	30	—	—
Total marketable securities	$5,222	$4,507	$35	$35
(1) Noncurrent marketable securities were included in other assets.
(2) At September 27, 2020, marketable securities also included a time deposit with an original maturity of greater than 90 days.
The contractual maturities of available-for-sale debt securities were as follows (in millions):

December 27, 2020
Years to Maturity
Less than one year	$2,810
One to five years	1,892
No single maturity date	130
Total	$4,832
Debt securities with no single maturity date included mortgage- and asset-backed securities and auction rate securities.
Note 9. Subsequent Events
In January 2021, we announced that we entered into a definitive agreement to acquire NuVia, Inc. (NUVIA) for approximately $1.4 billion before working capital and other adjustments, a substantial portion of which will be paid in cash and the remaining amount of which relates to unvested NUVIA equity awards that will be assumed or replaced in connection with the acquisition and will be recognized as compensation expense over the related post-acquisition service vesting period. NUVIA has certain in-process technologies and is comprised of a CPU (central processing unit) and technology design team with expertise in high performance processors, SoC (system-on-chip) and power management for compute-intensive devices and applications. Upon completion of development, NUVIA’s technologies are expected to be integrated into certain QCT products. The acquisition has been approved by the requisite number of NUVIA’s stockholders and is subject to receipt of regulatory approval in the United States and other customary closing conditions. The acquisition is expected to close in the second quarter of fiscal 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in “Part I, Item 1” of this Quarterly Report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended September 27, 2020 contained in our 2020 Annual Report on Form 10-K.
This Quarterly Report (including but not limited to this section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, investments, financial condition, results of operations, cash flows and prospects. Forward-looking statements also include but are not limited to statements regarding the coronavirus (COVID-19) pandemic and its potential future impact on: the global economy, economic uncertainty and consumer and business confidence; demand for devices that incorporate our products and intellectual property; our and the global wireless industry’s supply chains, transportation and distribution networks and workforces; 5G network deployments; and our business, revenues, results of operations, cash flows and financial condition; as well as statements regarding our planning assumptions, workforce practices, the duration and severity of the pandemic, and government and other actions to mitigate the spread of, and to treat, COVID-19. Forward-looking statements further include but are not limited to statements regarding industry, market, business, product, technology, commercial, competitive or consumer trends, including seasonality; the 5G transition; our businesses, growth potential or strategies, or factors that may impact them; challenges to our licensing business, including by licensees, governments, governmental agencies or regulators, standards bodies or others; challenges to our QCT business; other legal or regulatory matters; competition; new or expanded product areas, adjacent industry segments or applications; costs or expenditures including research and development, selling, general and administrative, restructuring or restructuring-related charges, working capital or information technology systems; our debt, financing, stock repurchase or dividend programs; our liquidity and capital resources; strategic investments or acquisitions, and the anticipated timing or benefits thereof; adoption and application of future accounting guidance; tax law changes; our tax structure or strategies; U.S./China trade or national security policies; and the potential business or financial statement impacts of any of the above, among others. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report.
Although forward-looking statements in this Quarterly Report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Quarterly Report. Further, see the Risk Factor titled “The coronavirus (COVID-19) pandemic has had an adverse effect on our business and results of operations, and may continue to impact us in the future,” and note that many of the risks and uncertainties set forth in other Risk Factors will be exacerbated by the COVID-19 pandemic, government and business responses thereto and any further resulting decline in the global business and economic environment, as well as the extent and/or speed of global economic recovery. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.
First Quarter Fiscal 2021 Overview and Other Recent Events
Revenues for the first quarter of fiscal 2021 were $8.2 billion, an increase of 62% compared to the year ago quarter, with net income of $2.5 billion, an increase of 165% compared to the year ago quarter. Highlights and other key developments from the first quarter of fiscal 2021 and other recent events included:
•QCT and QTL results were positively impacted by Apple’s fall device launches in advance of the holiday season.
•QCT revenues increased by 81% in the first quarter of fiscal 2021 compared to the year ago quarter, primarily due to an increase in demand for 5G products across handsets and RFFE, along with higher automotive and IoT revenues.
•QTL revenues increased by 18% in the first quarter of fiscal 2021 compared to the year ago quarter, primarily due an increase in estimated sales of 3G/4G/5G-based multimode products from our key licensees (in part due to the new license agreement with Huawei), partially offset by the negative impact of COVID-19 and lower demand in China for licensees’ products that incorporate our intellectual property.

•In January 2021, we announced that we entered into a definitive agreement to acquire NuVia, Inc. (NUVIA) for approximately $1.4 billion. NUVIA is comprised of a CPU (central processing unit) and technology design team with expertise in high performance processors, SoC (system-on-chip) and power management for compute-intensive devices and applications. Upon development, NUVIA’s technologies are expected to be integrated into certain QCT products. The acquisition is expected to close in the second quarter of fiscal 2021.
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
Seasonality. Many of our products and much of our intellectual property are incorporated into consumer wireless devices, which are subject to seasonality and other fluctuations in demand. Our revenues have historically fluctuated based on consumer demand for devices, as well as on the timing of customer/licensee device launches and/or innovation cycles (such as the transition to the next generation of wireless technologies). This has resulted in fluctuations in QCT revenues in advance of and during device launches incorporating our products and in QTL revenues when licensees’ sales occur. We expect QCT revenues to continue to be impacted by seasonal trends related to product launch timing for sales made to Apple under our multi-year chipset supply agreement. These trends may or may not continue in the future and have been impacted by the decline in consumer demand resulting from COVID-19. Further, the trends for QTL have been, and may in the future be, impacted by disputes and/or resolutions with licensees and/or governmental investigations or proceedings.
Results of Operations

Revenues (in millions)
	Three Months Ended
	December 27, 2020	December 29, 2019	Change
Equipment and services	$6,442	$3,534	$2,908
Licensing	1,793	1,543	250
	$8,235	$5,077	$3,158
First quarter 2021 vs. 2020
The increase in revenues in the first quarter of fiscal 2021 was primarily due to:
+    $2.9 billion in higher equipment and services revenues from our QCT segment
+    $256 million in higher licensing revenues from our QTL segment

Costs and Expenses (in millions, except percentages)
	Three Months Ended
	December 27, 2020	December 29, 2019	Change
Cost of revenues	$3,489	$2,113	$1,376
Gross margin	58%	58%
First quarter 2021 vs. 2020
Gross margin percentage remained flat in the first quarter of fiscal 2021 primarily due to:
-    decrease in higher margin QTL licensing revenues in proportion to QCT revenues
+    increase in QCT gross margin

	Three Months Ended
	December 27, 2020	December 29, 2019	Change
Research and development	$1,653	$1,406	$247
% of revenues	20%	28%
First quarter 2021 vs. 2020
The increase in research and development expenses in the first quarter of fiscal 2021 was primarily due to:
+    $170 million increase driven by higher costs related to the development of wireless and integrated circuit technologies, including 5G and application processor technologies
+    $74 million increase in share-based compensation expense

	Three Months Ended
	December 27, 2020	December 29, 2019	Change
Selling, general and administrative	$567	$528	$39
% of revenues	7%	10%
First quarter 2021 vs. 2020
The increase in selling, general and administrative expenses in the first quarter of fiscal 2021 was primarily due to:
+    $22 million increase in share-based compensation expense
+    $20 million in higher expenses driven by revaluation of our deferred compensation obligation on strong stock market performance (which resulted in a corresponding increase in net gains on deferred compensation plan assets within investment and other income, net due to the revaluation of the related assets)

Interest Expense and Investment and Other Income, Net (in millions)
	Three Months Ended
	December 27, 2020	December 29, 2019	Change
Interest expense	$141	$148	$(7)
Investment and other income, net
Interest and dividend income	$21	$59	$(38)
Net gains on marketable securities	118	11	107
Net gains on other investments	34	48	(14)
Net gains on deferred compensation plan assets	54	30	24
Impairment losses on other investments	(1)	(72)	71
Net gains on derivative instruments	9	2	7
Equity in net losses of investees	(2)	(10)	8
Net losses on foreign currency transactions	(14)	(3)	(11)
	$219	$65	$154

Income Tax Expense (in millions, except percentages)
The following table summarizes the primary factors that caused our income tax provision to differ from the expected income tax provision at the U.S. federal statutory rate:

	Three Months Ended
	December 27, 2020	December 29, 2019
Expected income tax provision at federal statutory tax rate	$547	$199
Excess tax benefit associated with share-based awards	(163)	(47)
Foreign currency gain related to foreign withholding tax receivable	(79)	(43)
Benefit from foreign-derived intangible income (FDII) deduction	(75)	(46)
Benefit related to the research and development tax credit	(59)	(25)
Benefit from releasing valuation allowance on capital losses	(8)	(44)
Other	(14)	28
Income tax expense	$149	$22
Effective tax rate	6%	2%
As of the first quarter of fiscal 2021, we estimated our annual effective income tax rate to be 11% for fiscal 2021, which is lower than the U.S. federal statutory rate, primarily due to a significant portion of our income qualifying for preferential treatment as foreign-derived intangible income (FDII) at a 13% effective tax rate and due to benefits from our federal research and development tax credit.
In the first quarter of fiscal 2021, the United States Treasury Department issued final regulations on the foreign tax credit, which generally are applicable beginning in fiscal 2021, with certain provisions retroactive to fiscal 2019. As a result of these regulations, our fiscal 2021 estimated annual effective tax rate increased by approximately 1%. The retroactive impact resulting from these new regulations, which was related to fiscal 2019 and fiscal 2020 and recorded discretely in the first quarter of fiscal 2021, was not significant.

Segment Results
The following should be read in conjunction with our financial results for the first quarter of fiscal 2021 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Segment Information.”
QCT Segment (in millions, except percentages)

	Three Months Ended
	December 27, 2020	December 29, 2019	Change
Revenues
Handsets (1)	$4,216	$2,352	$1,864
RFFE (2)	1,061	413	648
Automotive (3)	212	147	65
IoT (4)	1,044	706	338
Total revenues	$6,533	$3,618	$2,915
EBT (5)	$1,919	$479	$1,440
EBT as a % of revenues	29%	13%	16%
(1) Includes revenues from products sold for use in mobile handsets, excluding RFFE (radio frequency front-end) components.
(2) Includes all revenues from sales of 4G, 5G sub-6 and 5G millimeter wave RFFE products (a substantial portion of which are sold for use in handsets).
(3) Includes revenues from products sold for use in automobiles, including telematics, connectivity and digital cockpit.
(4) Internet of things (IoT) revenues primarily include products sold for use in cellular and non-cellular connected devices within the following industry segments or applications: consumer, computing, industrial, fixed wireless broadband, voice and music and wireless networking.
(5) Earnings (loss) before taxes.
Substantially all of QCT’s revenues consist of equipment and services revenues, which were $6.4 billion and $3.5 billion in the first quarter of fiscal 2021 and fiscal 2020, respectively. QCT handsets, automotive and IoT revenues mostly relate to sales of our stand-alone Mobile Data Modems, Snapdragon platforms (which include processors and modems), radio frequency, power management and wireless connectivity integrated chipsets.
First quarter 2021 vs. 2020
The increase in QCT revenues in the first quarter of fiscal 2021 was primarily due to:
+    higher handsets revenues, primarily driven by $926 million in higher revenues per chipset and $899 million in higher chipset shipments, both of which are primarily due to an increase in demand for 5G products, a substantial portion of which is attributable to higher sales to Apple
+    higher RFFE revenues, primarily driven by an increase in demand for 5G products from Apple and other major OEMs
+    higher automotive revenues, primarily driven by an increase in demand for telematics products
+    higher IoT revenues, primarily driven by an increase in demand for connected devices due to the continued work and learn from home environment
QCT EBT as a percentage of revenues increased in the first quarter of fiscal 2021 primarily due to:
+    higher revenues
+    higher gross margin percentage, primarily driven by favorable mix from an increase in demand for 5G products
-    higher operating expenses, primarily driven by higher research and development costs

QTL Segment (in millions, except percentages)

	Three Months Ended
	December 27, 2020	December 29, 2019	Change
Licensing revenues	$1,660	$1,404	$256
EBT	1,270	1,017	253
EBT as a % of revenues	77%	72%	5%
As a result of the global patent license agreement entered into with Huawei in July 2020, QTL results for the first quarter of fiscal 2021 included revenues for royalties due on sales made by Huawei in the December 2020 quarter. We did not record any revenues in the first quarter of fiscal 2020 for royalties due on the sales of Huawei’s consumer wireless products.
First quarter 2021 vs. 2020
The increase in QTL licensing revenues in the first quarter of fiscal 2021 was primarily due to an increase in estimated sales of 3G/4G/5G-based multimode products from our key licensees (in part due to the new license agreement with Huawei), partially offset by the negative impact of COVID-19 and lower demand in China for licensees’ products that incorporate our intellectual property.
QTL EBT as a percentage of revenues increased in the first quarter of fiscal 2021 primarily due to higher revenues.
QSI Segment (in millions)

	Three Months Ended
	December 27, 2020	December 29, 2019	Change
Equipment and services revenues	$9	$20	$(11)
EBT	158	(3)	161
First quarter 2021 vs. 2020
The increase in QSI EBT in the first quarter of fiscal 2021 was primarily due to:
+     $88 million increase in net gains on investments, primarily driven by unrealized gains on marketable equity investments
+    $71 million decrease in impairment losses on non-marketable equity investments
Looking Forward
In the coming years, we expect new consumer demand for 3G/4G/5G multimode and 5G products and services to ramp around the world as we transition from 3G/4G multimode and 4G products and services. We believe that 5G will drive growth and transformation in emerging device categories and industries that will create new business models and new services, resulting from the expanding adoption of certain technologies that are already commonly used in smartphones by industry segments or applications beyond mobile, such as automotive and IoT. We believe it is important that we remain a leader in 5G technology development, standardization, intellectual property creation and licensing of 5G technologies, and to be a leading developer and supplier of 5G integrated circuit products in order to sustain and grow our business long-term.
As we look forward to the next several months and beyond, our business may be impacted by the following key items:
•The COVID-19 pandemic has resulted in significant economic uncertainty and has led to a global recession. While the pandemic has had a negative impact on consumer demand for some devices that incorporate our products and intellectual property, as compared to economic conditions and consumer demand prior to the pandemic, we currently do not expect a significant impact on our results of operations in the future. We have not experienced, and we currently do not anticipate a material adverse impact on our ability, or our suppliers’ ability, to manufacture and test our products or on our ability to provide our products to our customers due to the pandemic. Workforce changes that we implemented in fiscal 2020 are expected to remain in effect in the near term. The degree to which the COVID-19 pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain. See “Risk Factors” in this Quarterly Report, specifically the Risk Factor titled “The coronavirus (COVID-19) pandemic has had an adverse effect on our business and results of operations, and may continue to impact us in the future.”
•In May 2019, in United States Federal Trade Commission (FTC) v. QUALCOMM Incorporated, the district court issued an Order ruling against us and imposing certain injunctive relief. On August 11, 2020, on appeal, the Ninth Circuit reversed the district court’s judgment, vacated its injunction and vacated its partial grant of summary judgment. On September 25, 2020, the FTC filed a Petition for Rehearing En Banc. On October 28, 2020, the Ninth Circuit denied the FTC’s petition. Regulatory authorities in certain other jurisdictions are investigating and/or have investigated our business practices and instituted proceedings against us, and they or other regulatory authorities may do so in the future. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, revenues, results of operations, financial condition and cash flows. See “Notes to Condensed Consolidated Financial Statements, Note 5. Commitments and Contingencies” and “Risk Factors” in this Quarterly Report, including the Risk Factors titled “Changes in our patent licensing practices, whether due to governmental investigations or private legal proceedings challenging those practices, or otherwise, could adversely impact our business and results of operations” and “Our business may suffer as a result of adverse rulings in government investigations or proceedings.”
•We expect QCT revenues to continue to be favorably impacted compared to the prior year as we make shipments to support Apple’s iPhone products, as well as reflect increased demand for connected devices resulting from the continued work and learn from home environment.
•We have seen and expect to continue to see increased demand from certain Chinese OEMs as they position to gain device share, particularly in China. Since it will take time for us to adapt our supply chain process, and due to the limited supply capacity across the semiconductor industry, primarily at the leading node, we do not expect to realize the full benefit from this increased demand from OEMs.
•We expect commercial 5G network deployments and device launches will continue through calendar 2021 and beyond.
•We expect our research and development costs will increase, primarily due to increased investment towards advancements in 5G and application processor technologies and certain other long-term initiatives, as well as an increase in share-based compensation expense.
•We expect continued intense competition, particularly in China, as our competitors expand their product offerings and/or reduce the prices of their products as part of a strategy to attract new and/or retain existing customers.
•Current U.S./China trade relations and/or national security protection policies may negatively impact our business, growth prospects and results of operations. See “Risk Factors” in this Quarterly Report, including the Risk Factor titled “A significant portion of our business is concentrated in China, and the risks of such concentration are exacerbated by U.S./China trade and national security tensions.”
In addition to the foregoing business and market-based matters, we continue to devote resources to working with and educating participants in the wireless value chain and governments as to the benefits of our licensing program and our extensive technology investments in promoting a highly competitive and innovative wireless industry. However, we expect that certain companies may continue to be dissatisfied with the need to pay reasonable royalties for the use of our technologies and not welcome the success of our licensing program in enabling new, highly cost-effective competitors to their products. Accordingly, such companies, and/or governments or regulators, may continue to challenge our business model in various forums throughout the world.
Further discussion of risks related to our business is provided in the section labeled “Risk Factors” included in this Quarterly Report.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and cash provided by our debt programs. The following tables present selected financial information related to our liquidity at December 27, 2020 and September 27, 2020 and for the first three months of fiscal 2021 and 2020 (in millions):

	December 27, 2020	September 27, 2020	Change
Cash, cash equivalents and marketable securities	$12,333	$11,249	$1,084
Accounts receivable, net	4,148	4,003	145
Inventories	2,552	2,598	(46)
Short-term debt	500	500	—
Long-term debt	15,231	15,226	5
Noncurrent income taxes payable	1,855	1,872	(17)

	Three Months Ended
	December 27, 2020	December 29, 2019	Change
Net cash provided by operating activities	$3,175	$1,118	$2,057
Net cash used by investing activities	(1,202)	(203)	(999)
Net cash used by financing activities	(1,645)	(1,659)	14
The net increase in cash, cash equivalents and marketable securities was primarily due to net cash provided by operating activities, partially offset by $739 million in cash dividends paid, $469 million in capital expenditures, $449 million in payments of tax withholdings related to the vesting of share-based awards and $444 million in payments to repurchase shares of our common stock.
The increase in accounts receivable was primarily due to an increase in QCT revenues, partially offset by timing of QCT integrated circuit shipments during the quarter. Accounts receivable from Huawei related to the remaining amounts due under the previously disclosed settlement agreement remained unchanged during the first three months of fiscal 2021 as Huawei paid the second installment of $500 million (excluding the impact of foreign withholding taxes) subsequent to December 27, 2020 in accordance with the agreed upon payment schedule.
Debt. At December 27, 2020, we had $15.5 billion of principal floating- and fixed-rate notes outstanding. Our remaining debt has maturity dates in 2022 through 2050.
We have an unsecured commercial paper program, which provides for the issuance of up to $4.5 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. At December 27, 2020, we had $500 million of commercial paper outstanding.
On December 8, 2020, we entered into a Revolving Credit Facility replacing our prior Amended and Restated Revolving Credit Facility. There were no outstanding borrowings under the Amended and Restated Revolving Credit Facility at the time of termination. The Revolving Credit Facility provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.5 billion, which expires on December 8, 2025. At December 27, 2020, no amounts were outstanding under the Revolving Credit Facility.
We may issue new debt in the future. COVID-19 has led to disruption and volatility in the global capital markets, which may adversely impact the cost of and access to capital. The amount and timing of additional borrowings, if any, will depend on a number of factors, including but not limited to maturities of our existing debt, acquisitions and strategic investments, favorable and/or acceptable interest rates and changes in corporate income tax law. Additional information regarding our outstanding debt is provided in “Notes to Consolidated Financial Statements, Note 6. Debt” in our 2020 Annual Report on Form 10-K.
Income Taxes. At December 27, 2020, we estimated remaining future payments of $2.0 billion for the one-time U.S. repatriation tax accrued in fiscal 2018 (Toll Charge), after application of certain tax credits, which is payable in installments over the next six years. At December 27, 2020, other current liabilities included $177 million, reflecting the installment paid in January 2021. We estimate the next installment due in January 2022 to be $189 million. Additional information regarding our income taxes is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 3. Income Taxes.”
Capital Return Program. In fiscal 2018, we announced a stock repurchase program authorizing us to repurchase up to $30 billion of our common stock. The stock repurchase program has no expiration date. In the first quarter of fiscal 2021, we resumed stock repurchases under the stock repurchase program, which we had suspended in the third quarter of fiscal 2020 in light of the COVID-19 pandemic, and we repurchased and retired 3 million shares of our common stock for $444 million, before commissions. At December 27, 2020, $4.2 billion remained authorized for repurchase under the stock repurchase program. Since December 27, 2020, we repurchased and retired 2 million shares of common stock for $311 million. Our stock repurchase program is subject to periodic evaluations to determine when and if repurchases are in the best interests of our stockholders, and we may accelerate, suspend, delay or discontinue repurchases at any time.
In the first quarter of fiscal 2021, we paid cash dividends totaling $739 million, or $0.65 per share. On January 20, 2021, we announced a cash dividend of $0.65 per share on our common stock, payable on March 25, 2021 to stockholders of record as of the close of business on March 4, 2021. We currently intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability, which may be impacted by COVID-19, and our view that cash dividends are in the best interests of our stockholders, among other factors.

Acquisitions. In January 2021, we announced that we entered into a definitive agreement to acquire NUVIA for approximately $1.4 billion before working capital and other adjustments, a substantial portion of which will be paid in cash and the remaining amount of which relates to unvested NUVIA equity awards that will be assumed or replaced in connection with the acquisition and will be recognized as compensation expense over the related post-acquisition service vesting period. The acquisition has been approved by the requisite number of NUVIA’s stockholders and is subject to receipt of regulatory approval in the United States and other customary closing conditions. We expect to use existing cash resources to fund the acquisition, which is expected to close in the second quarter of fiscal 2021.
Additional Capital Requirements. Expected working and other capital requirements are described in our 2020 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At December 27, 2020, other than changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no material changes to our expected working and other capital requirements or contractual obligations described in our 2020 Annual Report on Form 10-K.
Further, regulatory authorities in certain jurisdictions have investigated our business practices and instituted proceedings against us and they or other regulatory authorities may do so in the future. Additionally, certain of our direct and indirect customers and licensees, have pursued, and others may in the future pursue, litigation, arbitration or other strategies against us related to our business. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, revenues, results of operations, financial condition and cash flows. See “Notes to Condensed Consolidated Financial Statements, Note 5. Commitments and Contingencies” and “Risk Factors” in this Quarterly Report.
We believe, based on our current business plan and the facts and factors known by us, our cash, cash equivalents and marketable securities, our expected cash flow generated from operations and our expected financing activities will satisfy our working and other capital requirements for at least the next 12 months and thereafter for the foreseeable future. See “Risk Factors” in this Quarterly Report, including the Risk Factor titled “The coronavirus (COVID-19) pandemic has had an adverse effect on our business and results of operations, and may continue to impact us in the future.”
Recent Accounting Guidance
Information regarding recent accounting guidance and the impact of such guidance on our condensed consolidated financial statements is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 1. Basis of Presentation and Significant Accounting Policies Update.”
Risk Factors
You should consider each of the following factors in evaluating our business and our prospects. However, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also negatively impact our business, results of operations, cash flows and financial condition, and require significant management time and attention. In that case, the trading price of our common stock could decline. In addition to the risks and uncertainties set forth in the Risk Factor below titled “The coronavirus (COVID-19) pandemic has had an adverse effect on our business and results of operations, and may continue to impact us in the future,” many of the risks and uncertainties set forth in the other Risk Factors below are exacerbated by the COVID-19 pandemic, government and business responses thereto and any further resulting decline in the global business and economic environment, and may be impacted by the extent and speed of the global economic recovery. You should also consider the other information set forth in this Quarterly Report in evaluating our business and our prospects, including but not limited to our financial statements and the related notes, and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” References to “and,” “or” and “and/or” should be read to include the others, as appropriate.
RISKS RELATED TO THE CORONAVIRUS (COVID-19) PANDEMIC
The coronavirus (COVID-19) pandemic has had an adverse effect on our business and results of operations, and may continue to impact us in the future.
The rapid, global spread of COVID-19 and the fear it has created has resulted in significant economic uncertainty, significant declines in business and consumer confidence and global demand in the wireless industry (among others), a global economic slowdown, and has led to a global recession. Specifically, the decline in demand for smartphones and other consumer devices sold by our customers or licensees has resulted in decreased demand for our integrated circuit products (which are incorporated into such devices) and a decrease in the royalties we earn on the licensing of our intellectual property

(which is dependent upon the number of such devices sold that utilize our intellectual property). However, we currently do not expect a significant impact on our results of operations in the future.
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
We develop, patent and commercialize technology and products based on CDMA, OFDMA and other communications technologies, which are primarily wireless. We depend on our customers and licensees to develop devices and services based on these technologies with value-added features to drive consumer demand for new 3G/4G and 3G/4G/5G multimode devices, as well as 3G and 4G single-mode devices, and to establish the selling prices for such devices. Further, the timing of our shipment of our products is dependent on the timing of our customers’ and licensees’ deployments of new devices and services based on these technologies. Increasingly, we also depend on operators of wireless networks, our customers and licensees and other third parties to incorporate these technologies into new device types and into industries and applications beyond mobile, such as automotive and IoT, among others.
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
Our revenues and growth in revenues could be negatively impacted, our business may be harmed and our substantial investments in these technologies may not provide us an adequate return if: our customers’ and licensees’ revenues and sales of products, particularly premium-tier products, and services using these technologies, and average selling prices of such products, decline due to, for example, the maturity of smartphone penetration in developed regions and China; our intellectual property and technical leadership included in the continued 5G standardization effort is less than in 3G and 4G standards; we are unable to drive the adoption of our products into networks and devices, including devices beyond mobile; or consumers’ rates of replacement of smartphones and other computing devices decline.

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
In addition, certain of our largest integrated circuit customers have in the past utilized, currently utilize and may in the future utilize our competitors’ integrated circuit products in some (or all) of their devices, rather than our products. Further, certain of those customers have developed, are developing or may develop their own integrated circuit products (effectively making them competitors), which they have in the past utilized, currently utilize and may in the future utilize in some (or all) of their devices, rather than our products. See also the Risk Factor titled “Our business, particularly our semiconductor business, may suffer as a result of our customers vertically integrating (i.e., developing their own integrated circuit products).” Further, political actions, including trade and/or national security protection policies, or other actions by governments, particularly the U.S. and Chinese governments, have in the past, currently are and could in the future limit or prevent us from transacting business with certain of our customers or suppliers, limit, prevent or discourage certain of our customers or suppliers from transacting business with us, or make it more expensive to do so. This could advantage our competitors by enabling them with increased sales, economies of scale, operating income and/or cash flows and/or enable critical technology transfer, allowing them to increase their investments in technology development, research and development and commercialization of products. See also the Risk Factor titled “A significant portion of our business is concentrated in China, and the risks of such concentration are exacerbated by U.S./China trade and national security tensions.” Further, certain of our competitors develop and sell multiple components (including integrated circuit products) for use in devices and sell those components together to OEMs. Our competitors’ sales of multiple components put us (and our discrete integrated circuit products) at a competitive disadvantage. Certain of our competitors also develop and sell infrastructure equipment for wireless networks and can optimize their integrated circuit products to perform on such networks to a degree that we are not able to, which again puts us at a competitive disadvantage.
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
We derive a significant portion of our revenues from a small number of customers and licensees, and particularly from their sale of premium tier devices, and we expect this trend to continue in the foreseeable future. Our industry is experiencing and may continue to experience concentration of device share among a few companies, particularly at the premium tier, contributing to this trend. Chinese OEMs continue to grow their device share in China and are increasing their device share in regions outside of China, and we derive a significant portion of our revenues from a small number of these OEMs as well. See also “Notes to Condensed Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items - Concentrations.”
In addition, a number of our largest integrated circuit customers have developed, are developing or may develop their own integrated circuit products, or may choose our competitors’ integrated circuit products, which they have in the past utilized, currently utilize and may in the future utilize in some (or all) of their devices, rather than our products, which could significantly reduce the revenues we derive from these customers. See also the Risk Factor titled “Our business, particularly our semiconductor business, may suffer as a result of our customers vertically integrating (i.e., developing their own integrated circuit products).”
Further, political actions, including trade and/or national security protection policies, or other actions by governments, particularly the U.S. and Chinese governments, have in the past and could in the future limit or prevent us from transacting business with some of our largest customers, limit, prevent or discourage those customers from transacting business with us, or make it more expensive to do so, any of which could also significantly reduce the revenues we derive from these customers. See also the Risk Factor titled “A significant portion of our business is concentrated in China, and the risks of such concentration are exacerbated by U.S./China trade and national security tensions.”
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
Although we have more than 300 licensees, we derive a significant portion of our licensing revenues from a limited number of licensees, which includes a number of Chinese OEMs. In the event that one or more of our significant licensees fail to meet their reporting and payment obligations, or we are unable to renew or modify one or more of their license agreements under similar terms as their existing agreements, our revenues, results of operations and cash flows would be adversely impacted. Moreover, the future growth and success of our core licensing business will depend in part on the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain customer acceptance. We do not have control over the product development, sales efforts or pricing of products by our licensees, and our licensees might not be successful. Reductions in sales of our licensees’ products, or reductions in the average selling prices of wireless devices sold by our licensees without a sufficient increase in the volumes of such devices sold, would generally have an adverse effect on our licensing revenues. Such adverse impact may be mitigated by our per unit royalty caps that apply to certain categories of our licensees’ complete wireless devices, namely smartphones, tablets, laptops and smartwatches.
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
Apple has utilized modem products of one of our competitors in some of its devices rather than our products, and solely utilized one of our competitors’ products in several of its prior device launches. In April 2019, we entered into a new multi-year chipset supply agreement with Apple and began shipping modems under this agreement in the third quarter of fiscal 2020. In December 2019, Apple acquired Intel’s modem assets and is developing its own modem products using these assets. Accordingly, Apple is expected to use its own modem products, rather than our products, in some (or all) of its future devices.
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
If some or all of our largest customers and/or the largest smartphone OEMs utilize their own integrated circuit/modem products in some (or all) of their devices rather than our products, our business, revenues, results of operations, cash flows and financial position could be materially adversely impacted. See also the Risk Factor titled “We derive a significant portion of our revenues from a small number of customers and licensees, and particularly from their sale of premium tier devices. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuates, our business and results of operations could be negatively affected.”
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
Political actions, including trade protection and national security policies of the U.S. and Chinese governments, such as tariffs, bans or placing companies on restricted entity lists, have in the past, currently are and could in the future limit or prevent us from transacting business with certain of our Chinese customers or suppliers, limit, prevent or discourage certain of our Chinese customers or suppliers from transacting business with us, or make it more expensive to do so. Given our revenue concentration in China, if, due to actual, threatened or potential U.S. or Chinese government actions or policies, we were further limited in, or prohibited from, selling our integrated circuit products to Chinese OEMs; if our non-Chinese OEM customers were limited in, or prohibited from, selling devices into China that incorporate our integrated circuit products; if Chinese OEMs develop and use their own integrated circuit products or use our competitors’ integrated circuit products in some (or all) of their devices rather than our integrated circuit products; if Chinese tariffs on our integrated circuit products or on devices which incorporate our integrated circuit products made purchasing such products or devices more expensive to Chinese OEMs or Chinese consumers; or if our Chinese licensees delay or cease making payments of license fees they owe us, our business, revenues, results of operations, cash flows and financial position could be materially harmed. Similarly, if, due to U.S. or Chinese government actions or policies, we were limited in or prohibited from obtaining critical integrated circuit products from our suppliers in China, our business, revenues, results of operations, cash flows and financial position could be materially harmed.
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
We have been in the past and are currently subject to various litigation and governmental investigations and proceedings. Certain of these matters are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Commitments and Contingencies.” We may become subject to other litigation or governmental investigations or proceedings in the future. Additionally, certain of our direct and indirect customers and licensees have pursued, and others may in the future pursue, litigation or arbitration against us related to our business. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, revenues, results of operations, cash flows and financial condition. See also the Risk Factors below titled “Our business may suffer as a result of adverse rulings in government investigations or proceedings” and “Changes in our patent licensing practices, whether due to governmental investigations or private legal proceedings challenging those practices, or otherwise, could adversely impact our business and results of operations.”
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
Further, some third parties have proposed significant changes to existing intellectual property policies for implementation by SDOs and other industry organizations with the goal of significantly devaluing standard-essential patents. For example, some have put forth proposals which would require a maximum aggregate intellectual property royalty rate for the use of all standard-essential patents owned by all of the member companies to be applied to the selling price of any product implementing the relevant standard. They have further proposed that such maximum aggregate royalty rate be apportioned to each member company with standard-essential patents based upon the number of standard-essential patents held by such company. Others have proposed that injunctions should not be an available remedy for infringement of standard-essential patents and have made proposals that could severely limit damage awards and other remedies by courts for patent infringement (e.g., by severely limiting the base upon which the royalty rate may be applied). A number of these strategies are purportedly based on interpretations of the policies of certain SDOs concerning the licensing of patents that are or may be essential to industry standards and on our (or other companies’) alleged failure to abide by these policies.
Some SDOs, courts and governmental agencies have adopted, and may in the future adopt, some or all of these interpretations or proposals in a manner adverse to our interests, including in litigation to which we may not be a party. Further, SDOs in certain countries may attempt to modify widely accepted standards and claim the resulting standard as their own.
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
•an inability to procure or utilize raw materials, components or products from our suppliers due to government prohibitions or restrictions on transactions with certain countries and/or companies, and alternative suppliers, raw material sources or raw materials are not available or not available in acceptable time frames or upon acceptable terms;
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
While we have established alternate suppliers for certain technologies, there are a limited number of such suppliers, and even fewer who are capable of operating at the leading process technology nodes or who are willing to operate at older process technology nodes. We rely on sole- or limited-source suppliers for certain products, which may exacerbate the risks identified above, and subject us to other significant risks, including: poor product performance and reduced control over delivery schedules, manufacturing capability and yields, quality assurance, quantity and costs. To the extent we have established alternate suppliers, these suppliers may require significant amounts of time and levels of support to bring such technologies to production, both of which may increase for complex or leading process technologies. As a result, we may invest a significant amount of effort and resources and incur higher costs to support and maintain such alternate suppliers. Further, the elimination or limitation of a foundry supplier’s ability to manufacture components or products for us due to trade or national security protection policies could increase our vulnerability to sole- or limited-source arrangements and limit or prevent us from procuring critical components or products from those suppliers. Future consolidation of foundry suppliers could also increase our vulnerability to sole- or limited-source arrangements and reduce our suppliers’ willingness to negotiate pricing, which could negatively impact our ability to achieve cost reductions, increase our manufacturing costs and limit the amount of capacity available to us. Our arrangements with our suppliers may obligate us to incur costs to manufacture and test our products that do not decrease at the same rate as decreases in pricing to our customers. Our ability, and that of our suppliers, to develop or maintain leading process technologies, including transitions to smaller geometry process technologies (which adds risk to manufacturing yields and reliability), and to effectively compete with the manufacturing processes and performance of our competitors, could impact our ability to introduce new products and meet customer demand, could increase our costs (possibly decreasing our margins) and could subject us to the risk of excess inventories. Any of the above could negatively impact our business, results of operations and cash flows.
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
We own and operate various facilities that manufacture certain of our RFFE modules and RF filter products. Manufacturing facilities are characterized by a higher portion of fixed costs relative to a fabless model. We may be faced with a decline in the utilization rates of our manufacturing facilities due to decreases in demand for our products, including in less favorable industry environments, or due to our failure to win and/or retain designs with OEMs. During such periods, our manufacturing facilities could operate at lower capacity levels, while the fixed costs associated with such facilities would continue to be incurred, resulting in lower gross profit.
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
Our manufacturing operations depend on securing raw materials and other supplies in adequate quality and quantity in a timely manner from multiple suppliers, and in some cases, we rely on a limited number of suppliers, including in some cases sole suppliers, particularly in Asia. There may be cases where supplies of raw materials and other products are interrupted by disaster, accident or some other event at a supplier; supply is suspended due to quality or other issues; there is a shortage of supply due to a rapid increase in demand; and/or we or our suppliers are prohibited from utilizing certain raw materials, or products or components that incorporate such raw materials, due to government restrictions related to the countries from which such raw materials originate, and acceptable alternative suppliers, raw materials or raw materials sources are not available or not available in acceptable time frames or upon acceptable terms, among others, which could impact production and prevent us from supplying our products to our customers. If the supply-demand balance is disrupted, it may considerably increase costs of manufacturing due to increased prices we pay for raw materials. From time to time, suppliers may extend lead times, limit amounts supplied to us or increase prices due to capacity constraints or other factors. Additionally, supply and costs of raw materials may be negatively impacted by trade and/or national security protection policies, such as tariffs, or actions by governments that limit or prevent us from transacting business with certain countries or companies or that limit or prevent certain companies from transacting business with us, or trade tensions, particularly with countries in Asia. Further, it may be difficult or impossible to substitute one piece of equipment for another or replace one type of material with another. A failure by our suppliers to deliver our requirements could result in disruptions to our manufacturing operations.
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
Third parties regularly attempt to gain unauthorized access to our information technology systems, and many such attempts are increasingly more sophisticated. The perception that the COVID-19 pandemic has made companies’ information technology systems more vulnerable has increased the already significant volume of such attempts. These attempts, which might be related to industrial, corporate or other espionage, criminal hackers or state-sponsored intrusions, include trying to covertly introduce malware to our computers and networks, including those in our manufacturing operations, and impersonating authorized users, among others. We may also be subject to ransom-style cyber-attacks, which could impact our information technology systems and cause widespread disruption to our business, including our manufacturing operations, and expose our confidential or propriety information. In addition, third parties that we may rely on to store and/or process our confidential information may also be subject to similar threats. Such threats could result in the misappropriation, theft, misuse, disclosure, loss or destruction of the technology, intellectual property, or the proprietary, confidential or personal information, of us or our employees, customers, licensees, suppliers or other third parties, as well as damage to or disruptions in our information technology systems. These threats are constantly evolving, increasing the difficulty of successfully defending against them or implementing adequate preventative measures. We seek to detect and investigate all security incidents and to prevent their recurrence, but attempts to gain unauthorized access to our information technology systems or other attacks have in the past, in certain instances and to certain degrees, been successful (but have not caused significant harm), and may in the future be successful, and in some cases, we might be unaware of an incident or its magnitude and effects.

In addition, employees and former employees, in particular former employees who become employees of our competitors, customers, licensees or other third parties, including state actors, have in the past and may in the future misappropriate, use, publish or provide to our competitors, customers, licensees or other third parties, including state actors, our technology, intellectual property or other proprietary or confidential information. This risk is exacerbated as competitors for talent, particularly engineering talent, increasingly attempt to hire our employees. See also the Risk Factor titled “We may not be able to attract and retain qualified employees.” Similarly, we provide access to certain of our technology, intellectual property and other proprietary or confidential information to our direct and indirect customers and licensees and certain of our consultants, who have in the past and may in the future wrongfully use such technology, intellectual property or information, or wrongfully disclose such technology, intellectual property or information to third parties, including our competitors or state actors. We also provide access to certain of our technology, intellectual property and other proprietary or confidential information to certain of our joint venture partners, including those affiliated with state actors and including in foreign jurisdictions where ownership restrictions may require us to take a minority ownership interest in the joint venture. Such joint venture partners may wrongfully use such technology, intellectual property or information, or wrongfully disclose such technology, intellectual property or information to third parties, including our competitors or state actors.
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
We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements, international treaties and other methods, to protect our intellectual property, including our patent portfolio. Policing unauthorized use of our products, technologies and intellectual property is difficult and time consuming. The steps we have taken have not always prevented, and we cannot be certain the steps we will take in the future will prevent, the misappropriation or unauthorized use of our products, technologies or intellectual property, particularly in foreign countries where the laws may not protect our rights as fully or as readily as U.S. laws or where the enforcement of such laws may be lacking or ineffective. See also the Risk Factor titled “Our business and operations could suffer in the event of security breaches of our information technology systems, or other misappropriation of our technology, intellectual property or other proprietary or confidential information.”
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
We have had and may in the future have difficulty in certain circumstances in protecting or enforcing our intellectual property and contracts, including collecting royalties for use of our patent portfolio due to, among others: refusal by certain licensees to report and pay all or a portion of the royalties they owe to us; policies or political actions of governments, including trade protection and national security policies; challenges to our licensing practices under competition laws; adoption of mandatory licensing provisions by foreign jurisdictions; failure of foreign courts to recognize and enforce judgments of contract breach and damages issued by courts in the United States; and challenges before competition agencies to our licensing business and the pricing and integration of additional features and functionality into our chipset products. See also the Risk Factors titled “Efforts by some OEMs to avoid paying fair and reasonable royalties for the use of our intellectual property may require the investment of substantial management time and financial resources and may result in legal decisions or actions by governments, courts, regulators or agencies, Standards Development Organizations (SDOs) or other industry organizations that harm our business” and “Our business may suffer as a result of adverse rulings in government investigations or proceedings.”
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
Additionally, although our license agreements provide us with the right to audit the books and records of licensees, audits can be expensive, time consuming, incomplete and subject to dispute. Further, certain licensees may not comply with the obligation to provide full access to their books and records. To the extent we do not aggressively enforce our rights under our license agreements, licensees may not comply with their existing license agreements, and to the extent we do not aggressively pursue unlicensed companies to enter into license agreements with us for their use of our intellectual property, other unlicensed companies may not enter into license agreements. Similarly, we provide access to certain of our intellectual property and proprietary and confidential business information to our direct and indirect customers and licensees, who have in the past and may in the future wrongfully use such intellectual property and information or wrongfully disclose such intellectual property and information to third parties, including our competitors. See also the Risk Factor titled “Efforts by some OEMs to avoid paying fair and reasonable royalties for the use of our intellectual property may require the investment of substantial management time and financial resources and may result in legal decisions or actions by governments, courts, regulators or agencies, Standards Development Organizations (SDOs) or other industry organizations that harm our business.”
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
Our business and products, and those of our customers and licensees, are subject to various laws, rules and regulations globally as well as government policies and the specifications of international, national and regional communications standards bodies (collectively, Regulations). Compliance with, or changes in the interpretation of, existing Regulations, changes in the oversight of our activities by governments or standards bodies, or rulings in court, regulatory, administrative or other proceedings relating to such Regulations, including, among others, Regulations affecting patent licensing practices; antitrust, competition and competitive business practices; the flow of funds out of certain countries (e.g., China); cybersecurity; import and export regulations such as the U.S. Export Administration Regulations administered by the U.S. Department of Commerce; protection of intellectual property; trade and trade protection including tariffs; foreign policy and national security; environmental protection, health and safety; supply chain, responsible sourcing, including the use of conflict minerals, and human rights; spectrum availability and license issuance; adoption of standards; taxation; privacy and data protection; labor, employment and human capital; corporate governance; public disclosure; or business conduct, could have an adverse effect on our business and results of operations. See also the Risk Factors titled “Our business may suffer as a result of adverse rulings in government investigations or proceedings,” “Changes in our patent licensing practices, whether due to governmental investigations or private legal proceedings challenging those practices, or otherwise, could adversely impact our business and results of operations,” “A significant portion of our business is concentrated in China, and the risks of such concentration are exacerbated by U.S./China trade and national security tensions,” “There are numerous risks associated with the operation and control of our manufacturing facilities, including a higher portion of fixed costs relative to a fabless model, environmental compliance and liability, issues related to climate change, exposure to natural disasters, timely supply of equipment and materials, and various manufacturing issues,” and “Tax liabilities could adversely affect our results of operations.”
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
We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes. We regularly are subject to examination of our tax returns and reports by taxing authorities in the United States federal jurisdiction and various state and foreign jurisdictions, most notably in countries where we earn a routine return and the tax authorities believe substantial value-add activities are performed, as well as countries where we own intellectual property. Although we believe that our tax estimates are reasonable, the final determination of tax audits and any related legal proceedings could materially differ from amounts reflected in our income tax provisions and accruals. In such case, our income tax provision, results of operations and cash flows in the period or periods in which that determination is made could be negatively affected.
Tax rules may change in a manner that adversely affects our future reported results of operations or the way we conduct our business. In response to the 2017 Tax Cuts and Jobs Act and to better align our profits with our activities, we implemented certain restructuring in fiscal 2018 and 2019. After our restructuring, most of our income is taxable in the United States with a significant portion qualifying for preferential treatment as FDII (foreign-derived intangible income). Beginning in fiscal 2027, the effective tax rate for FDII increases from 13% to 16%. Further, if U.S. tax rates increase or the FDII deduction is eliminated or reduced, our provision for income taxes, results of operations and cash flows would be adversely affected. Also, if our customers move manufacturing operations to the United States, our FDII deduction may be reduced.
We have tax incentives in Singapore that require we meet specified employment and other criteria. Although our profit in Singapore has declined as a result of our 2018 restructuring, failure to meet these incentive requirements near the end of March 2021 and March 2022 could result in a retroactive Singapore tax increase for 2017 and 2018.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2020 Annual Report on Form 10-K. At December 27, 2020, the recorded value of our marketable equity securities was $425 million, which primarily consisted of holdings in certain Chinese companies that we are required to divest by November 11, 2021 as a result of recent regulations in the U.S., which regulations may in the future affect the price and/or volatility of such investments. At December 27, 2020, there have been no other material changes to the financial market risks described at September 27, 2020. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting in the first quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our purchases of equity securities in the first quarter of fiscal 2021 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
September 28, 2020 to October 25, 2020	3	$124.99	3	$4,613
October 26, 2020 to November 22, 2020	827	123.83	827	4,511
November 23, 2020 to December 27, 2020	2,275	149.82	2,275	4,170
Total	3,105		3,105
(1)Average Price Paid Per Share excludes cash paid for commissions.
(2)On July 26, 2018, we announced a repurchase program authorizing us to repurchase up to $30 billion of our common stock. At December 27, 2020, $4.2 billion remained authorized for repurchase. The stock repurchase program has no expiration date. Since December 27, 2020, we repurchased and retired 2 million shares of common stock for $311 million. Shares withheld to satisfy statutory tax withholding requirements related to the vesting of share-based awards are not issued or considered stock repurchases under our stock repurchase program and, therefore, are excluded from the table above.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of January 12, 2021, among Qualcomm Technologies, Inc., Nile Acquisition Corporation and NuVia, Inc. (1)	8-K	1/13/2021	2.1
3.1	Amended and Restated Certificate of Incorporation.	8-K	4/20/2018	3.1
3.2	Amended and Restated Bylaws.	8-K	7/17/2018	3.1
4.1	Indenture, dated May 20, 2015, between the Company and U.S. Bank National Association, as trustee.	8-K	5/21/2015	4.1
4.2	Officers’ Certificate, dated May 20, 2015, for the Floating Rate Notes due 2018, the Floating Rate Notes due 2020, the 1.400% Notes due 2018, the 2.250% Notes due 2020, the 3.000% Notes due 2022, the 3.450% Notes due 2025, the 4.650% Notes due 2035 and the 4.800% Notes due 2045.	8-K	5/21/2015	4.2
4.3	Form of 3.000% Notes due 2022.	8-K	5/21/2015	4.7
4.4	Form of 3.450% Notes due 2025.	8-K	5/21/2015	4.8
4.5	Form of 4.650% Notes due 2035.	8-K	5/21/2015	4.9
4.6	Form of 4.800% Notes due 2045.	8-K	5/21/2015	4.10
4.7	Officers’ Certificate, dated May 26, 2017, for the Floating Rate Notes due 2019, the Floating Rate Notes due 2020, the Floating Rate Notes due 2023, the 1.850% Notes due 2019, the 2.100% Notes due 2020, the 2.600% Notes due 2023, the 2.900% Notes due 2024, the 3.250% Notes due 2027 and the 4.300% Notes due 2047.	8-K	5/31/2017	4.2
4.8	Form of Floating Rate Notes due 2023.	8-K	5/31/2017	4.5
4.9	Form of 2.600% Notes due 2023.	8-K	5/31/2017	4.8
4.10	Form of 2.900% Notes due 2024.	8-K	5/31/2017	4.9
4.11	Form of 3.250% Notes due 2027.	8-K	5/31/2017	4.10
4.12	Form of 4.300% Notes due 2047.	8-K	5/31/2017	4.11
4.13	Officers’ Certificate, dated May 8, 2020, for the 2.150% Notes due 2030 and the 3.250% Notes due 2050.	8-K	5/11/2020	4.2
4.14	Form of 2.150% Notes due 2030.	8-K	5/11/2020	4.3
4.15	Form of 3.250% Notes due 2050.	8-K	5/11/2020	4.4
4.16	Officers’ Certificate, dated August 14, 2020, for the 1.300% Notes due 2028 and the 1.650% Notes due 2032.	8-K	8/18/2020	4.2
4.17	Form of 1.300% Rule 144A Global Notes due 2028.	8-K	8/18/2020	4.3
4.18	Form of 1.300% Regulation S Global Notes due 2028.	8-K	8/18/2020	4.4
4.19	Form of 1.650% Rule 144A Global Notes due 2032.	8-K	8/18/2020	4.5
4.20	Form of 1.650% Regulation S Global Notes due 2032.	8-K	8/18/2020	4.6
4.21	Registration Rights Agreement, dated as of August 14, 2020.	8-K	8/18/2020	4.7

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
4.23	Officers’ Certificate, dated January 6, 2021, for the 1.300% Notes due 2028 and the 1.650% Notes due 2032.				X
4.24	Form of 1.300% Notes due 2028.				X
4.25	Form of 1.650% Notes due 2032.				X
10.5	Credit Agreement among QUALCOMM Incorporated, the lenders party thereto, the letter of credit issuers party thereto and Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, dated as of December 8, 2020.	8-K	12/10/2020	10.1
10.16	Qualcomm Incorporated Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2021. (2)				X
10.19	Form of 2021 Annual Cash Incentive Plan Performance Unit Agreement. (2)				X
10.20	Form of Qualcomm Incorporated 2016 Long-Term Incentive Plan Executive Restricted Stock Unit Grant Notice and Executive Restricted Stock Unit Agreement (2020 Form). (2)				X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steve Mollenkopf.				X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Akash Palkhiwala.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Steve Mollenkopf.				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Akash Palkhiwala.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

QUALCOMM Incorporated
Dated: February 3, 2021	/s/ Akash Palkhiwala
Akash Palkhiwala
Executive Vice President and Chief Financial Officer