Form 10-Q
period 2021-03-28
QUALCOMM INC/DE
filed 2021-04-28
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2021
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock was 1,128 million at April 26, 2021.

QUALCOMM Incorporated
Form 10-Q
For the Quarter Ended March 28, 2021

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

RISKS RELATED TO NEW AND ADJACENT INITIATIVES
•Our growth depends in part on our ability to extend our technologies and products into new and expanded product areas, and adjacent industry segments and applications beyond mobile. Our research, development and other investments in these new and expanded product areas, industry segments and applications, and related technologies and products, as well as in our existing technologies and products, and new technologies, may not generate operating income or contribute to future results of operations that meet our expectations.
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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)
(Unaudited)

	March 28, 2021	September 27, 2020
ASSETS
Current assets:
Cash and cash equivalents	$6,000	$6,707
Marketable securities	5,526	4,507
Accounts receivable, net	3,346	4,003
Inventories	2,668	2,598
Other current assets	759	704
Total current assets	18,299	18,519
Deferred tax assets	1,325	1,351
Property, plant and equipment, net	4,186	3,711
Goodwill	7,220	6,323
Other intangible assets, net	1,662	1,653
Other assets	4,476	4,037
Total assets	$37,168	$35,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,548	$2,248
Payroll and other benefits related liabilities	994	1,053
Unearned revenues	586	568
Short-term debt	500	500
Other current liabilities	4,442	4,303
Total current liabilities	9,070	8,672
Unearned revenues	563	761
Income taxes payable	1,715	1,872
Long-term debt	15,235	15,226
Other liabilities	3,161	2,986
Total liabilities	29,744	29,517

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,129 and 1,131 shares issued and outstanding, respectively	—	586
Retained earnings	7,143	5,284
Accumulated other comprehensive income	281	207
Total stockholders’ equity	7,424	6,077
Total liabilities and stockholders’ equity	$37,168	$35,594

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Revenues:
Equipment and services	$6,239	$4,050	$12,681	$7,583
Licensing	1,696	1,166	3,489	2,709
Total revenues	7,935	5,216	16,170	10,292
Costs and expenses:
Cost of revenues	3,432	2,297	6,921	4,410
Research and development	1,780	1,468	3,433	2,873
Selling, general and administrative	557	483	1,124	1,011
Other	—	(23)	—	(23)
Total costs and expenses	5,769	4,225	11,478	8,271
Operating income	2,166	991	4,692	2,021
Interest expense	(141)	(146)	(283)	(294)
Investment and other income (expense), net	104	(247)	323	(182)
Income before income taxes	2,129	598	4,732	1,545
Income tax expense	(367)	(130)	(515)	(152)
Net income	$1,762	$468	$4,217	$1,393

Basic earnings per share	$1.55	$0.41	$3.72	$1.22
Diluted earnings per share	$1.53	$0.41	$3.66	$1.21
Shares used in per share calculations:
Basic	1,133	1,139	1,134	1,142
Diluted	1,151	1,151	1,154	1,155

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Net income	$1,762	$468	$4,217	$1,393
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation (losses) gains	(33)	(44)	54	(13)
Net unrealized losses on available-for-sale securities	(9)	(5)	(6)	(5)
Net unrealized gains (losses) on derivative instruments	36	(31)	46	(28)
Other (losses) gains	—	(1)	(3)	7
Certain reclassifications included in net income	(6)	(1)	(17)	(6)
Total other comprehensive (loss) income	(12)	(82)	74	(45)
Comprehensive income	$1,750	$386	$4,291	$1,348

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	March 28, 2021	March 29, 2020
Operating Activities:
Net income	$4,217	$1,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	751	691
Income tax provision less than income tax payments	(235)	(350)
Share-based compensation expense	814	603
Net gains on marketable securities and other investments	(301)	(49)
Impairment losses on other investments	16	337
Other items, net	(48)	(75)
Changes in assets and liabilities:
Accounts receivable, net	658	(607)
Inventories	(60)	(297)
Other assets	(60)	(71)
Trade accounts payable	291	755
Payroll, benefits and other liabilities	148	24
Unearned revenues	(105)	(153)
Net cash provided by operating activities	6,086	2,201
Investing Activities:
Capital expenditures	(952)	(641)
Purchases of debt and equity marketable securities	(4,192)	(1,312)
Proceeds from sales and maturities of debt and equity marketable securities	3,147	256
Acquisitions and other investments, net of cash acquired	(1,236)	(128)
Proceeds from other investments	167	33
Other items, net	32	23
Net cash used by investing activities	(3,034)	(1,769)
Financing Activities:
Proceeds from short-term debt	1,579	1,116
Repayment of short-term debt	(1,579)	(1,116)
Proceeds from issuance of common stock	174	174
Repurchases and retirements of common stock	(1,965)	(2,340)
Dividends paid	(1,473)	(1,415)
Payments of tax withholdings related to vesting of share-based awards	(501)	(235)
Other items, net	(23)	(52)
Net cash used by financing activities	(3,788)	(3,868)
Effect of exchange rate changes on cash and cash equivalents	29	—
Net decrease in total cash and cash equivalents	(707)	(3,436)
Total cash and cash equivalents at beginning of period	6,707	11,839
Total cash and cash equivalents at end of period	$6,000	$8,403
See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Total stockholders’ equity, beginning balance	$7,380	$4,513	$6,077	$4,909

Common stock and paid-in capital:
Balance at beginning of period	$113	$—	$586	$343
Common stock issued under employee benefit plans	173	151	174	174
Repurchases and retirements of common stock	(685)	(451)	(1,129)	(932)
Share-based compensation	441	331	860	650
Tax withholdings related to vesting of share-based payments	(52)	(31)	(501)	(235)
Stock awards assumed in acquisition	10	—	10	—
Balance at end of period	—	—	—	—

Retained earnings:
Balance at beginning of period	6,974	4,376	5,284	4,466
Net income	1,762	468	4,217	1,393
Repurchases and retirements of common stock	(836)	(1,127)	(836)	(1,408)
Dividends	(757)	(727)	(1,522)	(1,461)
Balance at end of period	7,143	2,990	7,143	2,990

Accumulated other comprehensive income:
Balance at beginning of period	293	137	207	100
Other comprehensive (loss) income	(12)	(82)	74	(45)
Balance at end of period	281	55	281	55

Total stockholders’ equity, ending balance	$7,424	$3,045	$7,424	$3,045

Dividends per share announced	$0.65	$0.62	$1.30	$1.24
See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies Update
Financial Statement Preparation. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended September 27, 2020. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three and six months ended March 28, 2021 and March 29, 2020 included 13 weeks and 26 weeks, respectively.
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
Marketable securities include marketable equity securities, available-for-sale debt securities and, from time-to-time, certain time deposits. We classify marketable securities as current or noncurrent based on the nature of the securities and their availability for use in current operations. Marketable securities are stated at fair value with all realized and unrealized gains and losses on investments in marketable equity securities and realized gains and losses on available-for-sale debt securities recognized in investment and other income (expense), net. Debt securities are classified as available for sale or held to maturity at the time of purchase and reevaluated at each balance sheet date. The realized and unrealized gains and losses on marketable securities are determined using the specific identification method.
If a debt security has an unrealized loss and we either intend to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery, we record an impairment charge to investment and other income (expense), net for the entire amount of the unrealized loss and adjust the amortized cost basis of the security. For the remaining debt securities, if an unrealized loss exists, we separate the impairment into the portion of the loss related to credit factors and the portion of the loss that is not related to credit factors. Unrealized gains or unrealized losses that are not related to credit factors on available-for-sale debt securities are recorded as a component of accumulated other comprehensive income, net of income taxes. Unrealized losses that are related to credit loss factors on available-for-sale debt securities and subsequent adjustments to the credit loss are recorded as an allowance for credit losses, which is included in investment and other income, net. In evaluating whether a credit loss exists, we consider a variety of factors, including the significance of the decline in value as compared to the cost basis; underlying factors contributing to a decline in the prices of securities in a single asset class; the security’s relative performance versus its peers, sector or asset class; the market and economy in general; views of external investment managers; news or financial information that has been released specific to the investee; and the outlook for the overall industry in which the investee operates.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2. Composition of Certain Financial Statement Items

Inventories (in millions)
	March 28, 2021	September 27, 2020
Raw materials	$167	$94
Work-in-process	1,207	1,155
Finished goods	1,294	1,349
	$2,668	$2,598
Revolving Credit Facility. On December 8, 2020, we entered into a Revolving Credit Facility replacing our prior Amended and Restated Revolving Credit Facility. There were no outstanding borrowings under the Amended and Restated Revolving Credit Facility at the time of termination. The Revolving Credit Facility provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.5 billion, which expires on December 8, 2025. At March 28, 2021, no amounts were outstanding under the Revolving Credit Facility. The Revolving Credit Facility requires that we comply with certain financial covenants, including that we maintain an interest coverage ratio, as defined in the agreement. At March 28, 2021, we were in compliance with the applicable covenants under the Revolving Credit Facility.
Interest Rate Swaps. Beginning in the second quarter of 2021, we entered into forward-starting interest rate swaps to hedge the variability of forecasted interest payments on anticipated debt issuances through 2025. At March 28, 2021, the notional amount of the forward-starting interest rate swaps outstanding, which are denominated in U.S. dollars, was $1.2 billion. The fair values of the forward-starting interest rate swaps recorded in other noncurrent assets and other noncurrent liabilities were $23 million and negligible, respectively, at March 28, 2021. Since March 28, 2021, we entered into additional forward-starting interest rate swaps with an aggregate notional amount of $1.1 billion.
Revenues. We disaggregate our revenues by segment (Note 6) and type of products and services (as presented on our condensed consolidated statement of operations), and for our QCT (Qualcomm CDMA Technologies) segment by revenue stream, which is based on industry segment and application in which our products are sold (as presented below). In certain cases, the determination of QCT revenues by industry segment and application requires the use of certain assumptions. Substantially all of QCT’s revenues consist of equipment revenues that are recognized at a point in time, and substantially all of QTL’s (Qualcomm Technology Licensing) revenues represent licensing revenues that are recognized over time and are principally from royalties generated through our licensees’ sales of mobile handsets. QCT revenue streams were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Handsets (1)	$4,065	$2,652	$8,281	$5,004
RFFE (2)	903	650	1,964	1,063
Automotive (3)	240	171	452	318
IoT (Internet of Things) (4)	1,073	627	2,117	1,334
Total QCT revenues	$6,281	$4,100	$12,814	$7,719
(1) Includes revenues from products sold for use in mobile handsets, excluding RFFE (radio frequency front-end) components.
(2) Includes all revenues from sales of 4G, 5G sub-6 and 5G millimeter wave RFFE products (a substantial portion of which are sold for use in handsets).
(3) Includes revenues from products sold for use in automobiles, including telematics, connectivity and digital cockpit.
(4) Primarily includes products sold for use in cellular and non-cellular connected devices within the following industry segments and applications: consumer, computing, industrial, fixed wireless broadband, voice and music and wireless networking.
Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were $122 million and $150 million for the three months ended March 28, 2021 and March 29, 2020, respectively, and $176 million and $178 million for the six months ended March 28, 2021 and March 29, 2020, respectively, and primarily related to QTL royalty revenues recognized related to devices sold in prior periods (including adjustments to prior period royalty estimates, in part based on actual reporting of royalties by our licensees) and certain QCT customer incentives.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unearned revenues (which are considered contract liabilities) consist primarily of license fees for intellectual property with continuing performance obligations. In the six months ended March 28, 2021 and March 29, 2020, we recognized revenues of $314 million and $307 million, respectively, that were recorded as unearned revenues at September 27, 2020 and September 29, 2019, respectively.
Remaining performance obligations, substantially all of which are included in unearned revenues, represent the aggregate amount of the transaction price of certain customer contracts yet to be recognized as revenues as of the end of the reporting period and exclude revenues related to (a) contracts that have an original expected duration of one year or less and (b) sales-based royalties (i.e., future royalty revenues) pursuant to our license agreements. Our remaining performance obligations are primarily comprised of certain customer contracts for which QTL received license fees upfront. At March 28, 2021, we had $1.2 billion of remaining performance obligations, of which $272 million, $535 million, $258 million, $75 million and $26 million was expected to be recognized as revenues for the remainder of fiscal 2021 and each of the subsequent four years from fiscal 2022 through 2025, respectively, and no amounts thereafter.
Concentrations. A significant portion of our revenues are concentrated with a small number of customers/licensees of our QCT and QTL segments. The comparability of customer/licensee concentrations for the interim periods presented are impacted by the timing of customer/licensees device launches and/or innovation cycles and other seasonal trends, among other fluctuations in demand. Revenues from each customer/licensee that were 10% or greater of total revenues were as follows:

	Three Months Ended		Six Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Customer/licensee (w)	16%	*	25%	10%
Customer/licensee (x)	16	25%	14	21
Customer/licensee (y)	15	19	13	16
Customer/licensee (z)	13	*	11	*
* Less than 10%
Accounts receivable at March 28, 2021 and September 27, 2020 included approximately $700 million and $1.3 billion, respectively, excluding the impact of foreign withholding taxes, from Huawei related to the remaining amounts due under the previously disclosed settlement agreement to be paid in installments by the end of June 2021 and estimated royalties for sales made in the March 2021 and September 2020 quarters, respectively, under the global patent license agreement with Huawei. Subsequent to March 28, 2021, Huawei paid the third installment of $300 million (excluding the impact of foreign withholding taxes) under the settlement agreement in accordance with the agreed upon payment schedule.
Other Income, Costs and Expenses. Other income in the three and six months ended March 29, 2020 consisted of a $23 million gain related to a favorable legal settlement.

Investment and Other Income (Expense), Net (in millions)
	Three Months Ended		Six Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Interest and dividend income	$22	$47	$42	$107
Net (losses) gains on marketable securities	(85)	55	33	66
Net gains (losses) on other investments	176	(12)	209	36
Net gains (losses) on deferred compensation plan assets	23	(72)	77	(42)
Impairment losses on other investments	(15)	(265)	(16)	(337)
Net (losses) gains on derivative investments	(17)	—	(7)	1
Equity in net earnings (losses) of investees	12	(6)	11	(16)
Net (losses) gains on foreign currency transactions	(12)	6	(26)	3
	$104	$(247)	$323	$(182)

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3. Income Taxes
We estimate our annual effective income tax rate to be 12% for fiscal 2021, which is lower than the U.S. federal statutory rate, primarily due to a significant portion of our income qualifying for preferential treatment as foreign-derived intangible income (FDII) at a 13% effective tax rate, benefits from our federal research and development tax credit and excess tax benefits associated with share-based awards. The effective tax rate of 17% for the second quarter of fiscal 2021 was higher than the estimated annual effective tax rate of 12% primarily due to $87 million of discrete net tax charges recorded in the second quarter of fiscal 2021, which principally related to a tax audit settlement with the Internal Revenue Service and foreign currency losses on a noncurrent receivable related to our refund claim of Korean withholding tax. The effective tax rate of 22% for the second quarter of fiscal 2020 included $28 million of discrete net tax charges recorded in the second quarter of fiscal 2020, which principally related to foreign currency losses on a noncurrent receivable related to our refund claim of Korean withholding tax.
Unrecognized tax benefits were $2.0 billion and $1.9 billion at March 28, 2021 and September 27, 2020, respectively, and primarily related to our refund claim of Korean withholding tax. If successful, the refund will result in a corresponding reduction in U.S. foreign tax credits. We expect that the total amount of unrecognized tax benefits at March 28, 2021 will increase in the next 12 months as licensees in Korea continue to withhold taxes on future payments due under their licensing agreements at a rate higher than we believe is owed; such increase is not expected to have a significant impact on our income tax provision.
Note 4. Capital Stock
Stock Repurchase Program. On July 26, 2018, we announced a stock repurchase program authorizing us to repurchase up to $30 billion of our common stock. The stock repurchase program has no expiration date.
In the six months ended March 28, 2021 and March 29, 2020, we repurchased and retired 14 million and 29 million shares, respectively, for $2.0 billion and $2.3 billion, respectively, before commissions. To reflect share repurchases in the consolidated balance sheet, we (i) reduce common stock for the par value of the shares, (ii) reduce paid-in capital for the amount in excess of par to zero during the quarter in which the shares are repurchased and (iii) record the residual amount, if any, to retained earnings. At March 28, 2021, $2.6 billion remained authorized for repurchase under our stock repurchase program.
Dividends. On March 10, 2021, we announced a 5% increase in our quarterly dividend per share of common stock from $0.65 to $0.68, which is effective for dividends payable after March 25, 2021. On April 14, 2021, we announced a cash dividend of $0.68 per share on our common stock, payable on June 24, 2021 to stockholders of record as of the close of business on June 3, 2021.
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

	Three Months Ended		Six Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Dilutive common share equivalents included in diluted shares	18	12	20	13
Shares of common stock equivalents not included because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period	—	—	—	—
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
Since November 2017, several other consumer class action complaints have been filed against us in Canada (in the Ontario Superior Court of Justice, the Supreme Court of British Columbia and the Quebec Superior Court), Israel (in the Haifa District Court) and the United Kingdom (in the Competition Appeal Tribunal), each on behalf of a putative class of purchasers of cellular phones and other cellular devices, alleging violations of certain of those countries’ competition and consumer protection laws. The claims in these complaints are similar to those in the U.S. consumer class action complaints. The complaints seek damages. We believe the plaintiffs’ claims are without merit.
ParkerVision, Inc. v. QUALCOMM Incorporated: On May 1, 2014, ParkerVision filed a complaint against us in the United States District Court for the Middle District of Florida alleging that certain of our products infringed seven ParkerVision patents. On August 21, 2014, ParkerVision amended the complaint, then captioned ParkerVision, Inc. v. QUALCOMM Incorporated, Qualcomm Atheros, Inc., HTC Corporation, HTC America, Inc., Samsung Electronics Co., LTD., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC, broadening the allegations. ParkerVision alleged that we infringed 11 ParkerVision patents and sought damages and injunctive and other relief. ParkerVision has subsequently reduced the number of patents asserted to four, granted covenants not to sue on the other patents and dismissed the Samsung and HTC entities from the case. The asserted patents are now expired, and injunctive relief is no longer available. ParkerVision continues to seek damages related to the sale of many of our radio frequency (RF) products sold between 2008 and 2018. On March 26, 2021, the court issued an order stating that trial is extremely unlikely to occur before November or December 2021, if then. We believe that ParkerVision’s claims are without merit.

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
Korea Fair Trade Commission (KFTC) Investigation (2020): On June 8, 2020, the KFTC informed us that it was conducting an investigation of us relating to the MRFTA. The KFTC has not provided a formal notice on the scope of their investigation, but we believe it concerns our business practices in connection with our sale of radio frequency front-end (RFFE) components. We continue to cooperate with the KFTC as it conducts its investigation. If a violation is found, a broad range of remedies is potentially available to the KFTC, including imposing a fine (of up to 3% of our sales in the relevant markets during the alleged period of violation) and/or injunctive relief prohibiting or restricting certain business practices. It is difficult to predict the outcome of this matter or what remedies, if any, may be imposed by the KFTC. We believe that our business practices do not violate the MRFTA.
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
In the third quarter of fiscal 2019, we recorded a charge of $275 million to other expenses related to this EC fine. We provided a financial guarantee in the first quarter of fiscal 2020 to satisfy the obligation in lieu of cash payment while we appeal the EC’s decision. The fine is accruing interest at a rate of 1.50% per annum while it is outstanding. In the fourth quarter of fiscal 2019, we designated the liability as a hedge of our net investment in certain foreign subsidiaries, with gains and losses recorded in accumulated other comprehensive income as a component of the foreign currency translation

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
adjustment. At March 28, 2021, the liability, including related foreign currency losses and accrued interest (which, to the extent they were not related to the net investment hedge, were recorded in investment and other income, net), was $292 million and included in other current liabilities.
European Commission (EC) Investigation: On October 15, 2014, the EC notified us that it was conducting an investigation of us relating to Articles 101 and/or 102 of the Treaty on the Functioning of the European Union (TFEU). On July 16, 2015, the EC announced that it had initiated formal proceedings in this matter. On January 24, 2018, the EC issued a decision finding that pursuant to an agreement with Apple Inc. we paid significant amounts to Apple on the condition that it exclusively use our baseband chipsets in its smartphones and tablets, reducing Apple’s incentives to source baseband chipsets from our competitors and harming competition and innovation for certain baseband chipsets, and imposed a fine of 997 million euros. On April 6, 2018, we filed an appeal of the EC’s decision with the General Court of the European Union. A hearing before the court is scheduled for May 4-6, 2021. We believe that our business practices do not violate the EU competition rules.
In the first quarter of fiscal 2018, we recorded a charge of $1.2 billion to other expenses related to this EC fine. We provided financial guarantees in the third quarter of fiscal 2018 to satisfy the obligation in lieu of cash payment while we appeal the EC’s decision. The fine is accruing interest at a rate of 1.50% per annum while it is outstanding. In the first quarter of fiscal 2019, we designated the liability as a hedge of our net investment in certain foreign subsidiaries, with gains and losses recorded in accumulated other comprehensive income as a component of the foreign currency translation adjustment. At March 28, 2021, the liability, including related foreign currency gains and accrued interest (which, to the extent they were not related to the net investment hedge, were recorded in investment and other income, net), was $1.2 billion and included in other current liabilities.
European Commission (EC) Investigation regarding Radio Frequency Front End (RFFE): On December 3, 2019, we received a Request for Information from the EC notifying us that it was investigating whether we engaged in anti-competitive behavior in the European Union (EU)/European Economic Area (EEA) by leveraging our market position in 5G baseband processors in the RFFE space. We responded to the Request for Information and had several discussions with the EC. In March 2021, the EC informed us that it had closed its investigation.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
On August 11, 2020, the Ninth Circuit issued its opinion, which reversed the district court’s judgment, vacated its injunction and vacated its partial grant of summary judgment. The Ninth Circuit stated that the district court erred in holding that we are under an antitrust duty to license rival chip manufacturers and noted that our practice of licensing our standard-essential patents exclusively at the OEM level does not violate the antitrust laws. The Ninth Circuit also held that the district court’s “anticompetitive surcharge” theory failed to state a cogent theory of anticompetitive harm and that our patent-licensing royalties and “no license, no chips” policy do not impose an anticompetitive surcharge on rivals’ modem chip sales and do not undermine competition in either the CDMA or premium LTE chip markets. While agreeing with the district court that our 2011 and 2013 agreements with Apple were structured like exclusive dealing contracts, the Ninth Circuit nonetheless held that neither agreement had the actual or practical effect of substantially foreclosing competition in the CDMA modem chip market, and because Apple terminated these agreements years ago, the district court had improperly issued an injunction. The Ninth Circuit noted that neither the Sherman Act nor any other law prohibits companies like us from (1) licensing their standard-essential patents independently from their chip sales and collecting royalties, and/or (2) limiting their chip customer base to licensed OEMs. On September 25, 2020, the FTC filed a Petition for Rehearing En Banc. On October 28, 2020, the Ninth Circuit denied the FTC’s petition. On March 26, 2021, the FTC’s deadline for filing a petition for certiorari with the U.S. Supreme Court to seek review of the Ninth Circuit’s decision expired. The case is now over.
Contingent losses and other considerations: We will continue to vigorously defend ourselves in the foregoing matters. However, litigation and investigations are inherently uncertain, and we face difficulties in evaluating or estimating likely outcomes or ranges of possible loss in antitrust and trade regulation investigations in particular. Other than with respect to the EC fines, we have not recorded any accrual at March 28, 2021 for contingent losses associated with these matters based on our belief that losses, while reasonably possible, are not probable. Further, any possible amount or range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. We are engaged in numerous other legal actions not described above arising in the ordinary course of our business (for example, proceedings relating to employment matters or the initiation or defense of proceedings relating to intellectual property rights) and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
QCT develops and supplies integrated circuits and system software based on 3G/4G/5G and other technologies for use in mobile devices, wireless networks, devices used in the IoT, broadband gateway equipment, consumer electronic devices and automotive systems for telematics and infotainment. QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture, sale or use of certain wireless products. Our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments and includes revenues and related costs associated with development contracts with an investee. We also have nonreportable segments, including QGOV (Qualcomm Government Technologies), our cloud AI inference processing initiative and other technology and service initiatives.
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
The table below presents revenues and EBT for reportable segments (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Revenues
QCT	$6,281	$4,100	$12,814	$7,719
QTL	1,614	1,072	3,273	2,477
QSI	10	10	19	30
Reconciling items	30	34	64	66
Total	$7,935	$5,216	$16,170	$10,292
EBT
QCT	$1,584	$667	$3,503	$1,145
QTL	1,191	671	2,461	1,689
QSI	98	(208)	256	(210)
Reconciling items	(744)	(532)	(1,488)	(1,079)
Total	$2,129	$598	$4,732	$1,545

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Reconciling items for revenues and EBT in the previous table were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Revenues
Nonreportable segments	$30	$34	$64	$66
EBT
Unallocated cost of revenues	$(72)	$(84)	$(148)	$(175)
Unallocated research and development expenses	(415)	(216)	(821)	(475)
Unallocated selling, general and administrative expenses	(113)	(56)	(291)	(172)
Unallocated other income (Note 2)	—	23	—	23
Unallocated interest expense	(141)	(145)	(282)	(293)
Unallocated investment and other income (expense), net	14	(30)	85	52
Nonreportable segments	(17)	(24)	(31)	(39)
	$(744)	$(532)	$(1,488)	$(1,079)
Note 7. Acquisitions
On March 16, 2021 (the Closing Date), we completed the acquisition of NuVia, Inc. (NUVIA) for $1.1 billion (net of cash acquired), substantially all of which was paid in cash. In connection with the acquisition, we assumed or replaced unvested NUVIA stock awards with Qualcomm stock awards with an estimated fair value of $258 million, for which $10 million was attributable to pre-acquisition services and included in the purchase price, and the remaining amount will be recognized as compensation expense over the related post-acquisition requisite service period of up to four years.
NUVIA has certain in-process technologies and is comprised of a CPU (central processing unit) and technology design team with expertise in high performance processors, SoC (system-on-chip) and power management for compute-intensive devices and applications. Upon completion of development, NUVIA’s technologies are expected to be integrated into certain QCT products.
We have not finalized the purchase price allocation. Accordingly, the preliminary purchase price allocation shown below could change as the fair values of the tangible and intangible assets acquired and liabilities assumed, and the related income tax effects, are finalized during the remainder of the measurement period (which will not exceed 12 months from the Closing Date). The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values was as follows (in millions):

Cash	$174
In-process research and development (IPR&D)	247
Goodwill	887
Other assets	25
Total assets	1,333
Liabilities	(69)
Net assets acquired	$1,264
Goodwill recognized in this transaction is not deductible for tax purposes and was allocated to our QCT segment for annual impairment testing purposes. Goodwill is primarily attributable to assembled workforce and certain revenue and cost synergies expected to arise after the acquisition. IPR&D related to a single project, which is expected to be completed in fiscal 2023 and, upon completion, will be amortized over its useful life (which is expected to be 7 years). The estimated fair value of the IPR&D asset acquired was determined using an income approach based on significant inputs that were not observable.
Our results of operations for the second quarter of fiscal 2021 included the operating results of NUVIA since the Closing Date, the amounts of which were not material. Pro forma results of operations have not been presented because the effects of this acquisition were not material to our condensed consolidated results of operations.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8. Fair Value Measurements
The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 28, 2021 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,789	$2,869	$—	$4,658
Marketable securities:
U.S. Treasury securities and government-related securities	—	11	—	11
Corporate bonds and notes	—	5,003	—	5,003
Mortgage- and asset-backed and auction rate securities	—	176	35	211
Equity securities	336	—	—	336
Total marketable securities	336	5,190	35	5,561
Derivative instruments	—	78	—	78
Other investments	617	—	10	627
Total assets measured at fair value	$2,742	$8,137	$45	$10,924
Liabilities
Derivative instruments	$—	$18	$—	$18
Other liabilities	617	—	—	617
Total liabilities measured at fair value	$617	$18	$—	$635
Activity within Level 3 of the Fair Value Hierarchy. Other investments included in Level 3 at March 28, 2021 were comprised of non-marketable debt instruments. Activity for marketable securities and other investments classified within Level 3 was insignificant during the six months ended March 28, 2021 (primarily related to settlements of non-marketable debt instruments) and the six months ended March 29, 2020 (primarily related to impairments of certain non-marketable debt instruments and purchases of non-marketable debt instruments). Activity for other liabilities classified within Level 3 was insignificant during the six months ended March 29, 2020.
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis. We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include equity method and non-marketable equity investments, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the six months ended March 28, 2021 and March 29, 2020, certain of our non-marketable equity investments were written down to their estimated fair values, which was recorded as a component of impairment losses on other investments in investment and other income (expense), net (Note 2), and certain other non-marketable equity investments were remeasured to their estimated fair values based on observable price changes in orderly transactions for identical or similar securities, which is recorded as a component of net gains on other investments in investment and other income (expense), net (Note 2). The estimation of fair value used in the fair value measurements required the use of significant unobservable inputs, and as a result, the fair value measurements were classified as Level 3.
Long-term Debt. At March 28, 2021 and September 27, 2020, the aggregate fair value of our outstanding floating- and fixed-rate notes, based on Level 2 inputs, was approximately $16.6 billion and $17.5 billion, respectively.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9. Marketable Securities
Our marketable securities were comprised as follows (in millions):

	Current		Noncurrent (1)
	March 28, 2021	September 27, 2020	March 28, 2021	September 27, 2020
Available-for-sale debt securities:
U.S. Treasury securities and government-related securities	$11	$10	$—	$—
Corporate bonds and notes	5,003	4,049	—	—
Mortgage- and asset-backed and auction rate securities	176	66	35	35
Total available-for-sale debt securities	5,190	4,125	35	35
Equity securities	336	352	—	—
Time deposit (2)	—	30	—	—
Total marketable securities	$5,526	$4,507	$35	$35
(1) Noncurrent marketable securities were included in other assets.
(2) At September 27, 2020, marketable securities also included a time deposit with an original maturity of greater than 90 days.
The contractual maturities of available-for-sale debt securities were as follows (in millions):

March 28, 2021
Years to Maturity
Less than one year	$2,103
One to five years	2,911
No single maturity date	211
Total	$5,225
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
This Quarterly Report (including but not limited to this section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, investments, financial condition, results of operations, cash flows and prospects. Forward-looking statements also include but are not limited to statements regarding the coronavirus (COVID-19) pandemic and its potential future impact on the global economy, economic uncertainty and consumer and business confidence; demand for devices that incorporate our products and intellectual property; our and the global wireless industry’s supply chains, transportation and distribution networks and workforces; 5G network deployments; and our business, revenues, results of operations, cash flows and financial condition; as well as statements regarding our planning assumptions, workforce practices, the duration and severity of the pandemic, and government and other actions to mitigate the spread of, and to treat, COVID-19. Forward-looking statements further include but are not limited to statements regarding industry, market, business, product, technology, commercial, competitive or consumer trends, including seasonality; the 5G transition; our businesses, growth potential or strategies, or factors that may impact them; challenges to our licensing business, including by licensees, governments, governmental agencies or regulators, standards bodies or others; challenges to our QCT business; other legal or regulatory matters; competition; new or expanded product areas, adjacent industry segments and applications; costs or expenditures including research and development, selling, general and administrative, restructuring or restructuring-related charges, working capital or information technology systems; our debt, financing, stock repurchase or dividend programs; our liquidity and capital resources, including our expected increase in operating cash outflows to secure long-term capacity commitments with certain of our suppliers; strategic investments or acquisitions, and the anticipated timing or benefits thereof; adoption and application of future accounting guidance; tax law changes; our tax structure or strategies; U.S./China trade or national security policies; and the potential business or financial statement impacts of any of the above, among others. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report.
Although forward-looking statements in this Quarterly Report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Quarterly Report. Further, see the Risk Factor titled “The coronavirus (COVID-19) pandemic has had an adverse effect on our business and results of operations, and may continue to impact us in the future,” and note that many of the risks and uncertainties set forth in other Risk Factors could be exacerbated by the COVID-19 pandemic, government and business responses thereto and any further resulting decline in the global business and economic environment, as well as the extent and speed of global economic recovery. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.
Second Quarter Fiscal 2021 Overview
Revenues for the second quarter of fiscal 2021 were $7.9 billion, an increase of 52% compared to the year ago quarter, with net income of $1.8 billion, an increase of 276% compared to the year ago quarter. Highlights from the second quarter of fiscal 2021 and other recent events included:
•QCT revenues increased by 53% in the second quarter of fiscal 2021 compared to the year ago quarter, primarily due to an increase in demand for 5G products across handsets and RFFE, along with higher automotive and IoT revenues.

•QTL revenues increased by 51% in the second quarter of fiscal 2021 compared to the year ago quarter, primarily due to an increase in estimated sales of 3G/4G/5G-based multimode products, which was primarily driven by a recovery from the negative impacts of COVID-19.
•On March 16, 2021, we completed the acquisition of NuVia, Inc. (NUVIA) for $1.1 billion, net of cash acquired. NUVIA has certain in-process technologies and is comprised of a CPU (central processing unit) and technology design team with expertise in high performance processors, SoC (system-on-chip) and power management for compute-intensive devices and applications. Upon completion of development, NUVIA’s technologies are expected to be integrated into certain QCT products.
•On March 26, 2021, the FTC’s deadline for filing a petition for certiorari with the U.S. Supreme Court to seek review of the Ninth Circuit’s decision in United States Federal Trade Commission (FTC) v. QUALCOMM Incorporated expired. The case is now over.
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
Seasonality. Many of our products and much of our intellectual property are incorporated into consumer wireless devices, which are subject to seasonality and other fluctuations in demand. Our revenues have historically fluctuated based on consumer demand for devices, as well as on the timing of customer/licensee device launches and/or innovation cycles (such as the transition to the next generation of wireless technologies). This has resulted in fluctuations in QCT revenues in advance of and during device launches incorporating our products and in QTL revenues when licensees’ sales occur. We expect QCT revenues to continue to be impacted by seasonal trends related to product launch timing for sales made to Apple under our multi-year chipset supply agreement. These trends may or may not continue in the future and have been impacted by past declines in consumer demand resulting from COVID-19. Further, the trends for QTL have been, and may in the future be, impacted by disputes and/or resolutions with licensees and/or governmental investigations or proceedings.
Results of Operations

Revenues (in millions)
	Three Months Ended			Six Months Ended
	March 28, 2021	March 29, 2020	Change	March 28, 2021	March 29, 2020	Change
Equipment and services	$6,239	$4,050	$2,189	$12,681	$7,583	$5,098
Licensing	1,696	1,166	530	3,489	2,709	780
	$7,935	$5,216	$2,719	$16,170	$10,292	$5,878
Second quarter 2021 vs. 2020
The increase in revenues in the second quarter of fiscal 2021 was primarily due to:
+    $2.2 billion in higher equipment and services revenues from our QCT segment
+    $542 million in higher licensing revenues from our QTL segment

First six months 2021 vs. 2020
The increase in revenues in the first six months of fiscal 2021 was primarily due to:
+    $5.1 billion in higher equipment and services revenues from our QCT segment
+    $796 million in higher licensing revenues from our QTL segment

Costs and Expenses (in millions, except percentages)
	Three Months Ended			Six Months Ended
	March 28, 2021	March 29, 2020	Change	March 28, 2021	March 29, 2020	Change
Cost of revenues	$3,432	$2,297	$1,135	$6,921	$4,410	$2,511
Gross margin	57%	56%		57%	57%
Second quarter 2021 vs. 2020
Gross margin percentage increased in the second quarter of fiscal 2021 primarily due to a decrease in charges related to the amortization of intangible assets as a percentage of revenues.
First six months 2021 vs. 2020
Gross margin percentage remained flat in the first six months of fiscal 2021 primarily due to:
-    decrease in higher margin QTL licensing revenues in proportion to QCT revenues
+    increase in QCT gross margin
+    decrease in charges related to the amortization of intangible assets as a percentage of revenues

	Three Months Ended			Six Months Ended
	March 28, 2021	March 29, 2020	Change	March 28, 2021	March 29, 2020	Change
Research and development	$1,780	$1,468	$312	$3,433	$2,873	$560
% of revenues	22%	28%		21%	28%
Second quarter 2021 vs. 2020
The increase in research and development expenses in the second quarter of fiscal 2021 was primarily due to:
+    $167 million increase driven by higher costs related to the development of wireless and integrated circuit technologies (including 5G and application processor technologies), a portion of which was attributable to higher employee cash incentive program costs
+    $90 million increase in share-based compensation expense
+    $56 million increase in expenses driven by revaluation of our deferred compensation obligation on improved stock market performance (which resulted in a corresponding increase in net gains on deferred compensation plan assets within investment and other income (expense), net due to the revaluation of the related assets)
First six months 2021 vs. 2020
The increase in research and development expenses in the first six months of fiscal 2021 was primarily due to:
+    $337 million increase driven by higher costs related to the development of wireless and integrated circuit technologies (including 5G and application processor technologies), a portion of which was attributable to higher employee cash incentive program costs
+    $164 million increase in share-based compensation expense
+    $59 million increase in expenses driven by revaluation of our deferred compensation obligation on improved stock market performance (which resulted in a corresponding increase in net gains on deferred compensation plan assets within investment and other income (expense), net due to the revaluation of the related assets)

	Three Months Ended			Six Months Ended
	March 28, 2021	March 29, 2020	Change	March 28, 2021	March 29, 2020	Change
Selling, general and administrative	$557	$483	$74	$1,124	$1,011	$113
% of revenues	7%	9%		7%	10%

Second quarter 2021 vs. 2020
The increase in selling, general and administrative expenses in the second quarter of fiscal 2021 was primarily due to:
+    $38 million increase in expenses driven by revaluation of our deferred compensation obligation on improved stock market performance (which resulted in a corresponding increase in net gains on deferred compensation plan assets within investment and other income (expense), net due to the revaluation of the related assets)
+    $31 million increase in employee-related expenses driven primarily by higher employee cash incentive program costs
+    $21 million increase in share-based compensation expense
-    $20 million decrease in litigation costs
First six months 2021 vs. 2020
The increase in selling, general and administrative expenses in the first six months of fiscal 2021 was primarily due to:
+    $58 million increase in expenses driven by revaluation of our deferred compensation obligation on improved stock market performance (which resulted in a corresponding increase in net gains on deferred compensation plan assets within investment and other income (expense), net due to the revaluation of the related assets)
+    $43 million increase in share-based compensation expense
+    $19 million increase in employee-related expenses driven by higher employee cash incentive program costs
-    $38 million decrease in litigation costs

	Three Months Ended			Six Months Ended
	March 28, 2021	March 29, 2020	Change	March 28, 2021	March 29, 2020	Change
Other income	$—	$(23)	$23	$—	$(23)	$23
Second quarter and first six months 2020
Other income in the second quarter and first six months of fiscal 2020 consisted of:
+    $23 million gain related to a favorable legal settlement

Interest Expense and Investment and Other Income (Expense), Net (in millions)
	Three Months Ended			Six Months Ended
	March 28, 2021	March 29, 2020	Change	March 28, 2021	March 29, 2020	Change
Interest expense	$141	$146	$(5)	$283	$294	$(11)
Investment and other income (expense), net
Interest and dividend income	$22	$47	$(25)	$42	$107	$(65)
Net (losses) gains on marketable securities	(85)	55	(140)	33	66	(33)
Net gains (losses) on other investments	176	(12)	188	209	36	173
Net gains (losses) on deferred compensation plan assets	23	(72)	95	77	(42)	119
Impairment losses on other investments	(15)	(265)	250	(16)	(337)	321
Net (losses) gains on derivative instruments	(17)	—	(17)	(7)	1	(8)
Equity in net earnings (losses) of investees	12	(6)	18	11	(16)	27
Net (losses) gains on foreign currency transactions	(12)	6	(18)	(26)	3	(29)
	$104	$(247)	$351	$323	$(182)	$505
Net gains on other investments for the three and six months ended March 28, 2021 was driven primarily by realized gains resulting from the sale of certain of our QSI non-marketable investments.

The impairment losses on other investments for the three and six months ended March 29, 2020 were due in part to the impact COVID-19 had on certain of our investees. A significant portion of the impairment losses related to our investment in OneWeb who filed for bankruptcy in the second quarter of fiscal 2020. Additionally, COVID-19 had a negative impact on the fair values of our deferred compensation plan assets, resulting in a net loss on such assets in the three and six months ended March 29, 2020.
Income Tax Expense (in millions, except percentages)
The following table summarizes the primary factors that caused our income tax provision to differ from the expected income tax provision at the U.S. federal statutory rate:

	Three Months Ended		Six Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Expected income tax provision at federal statutory tax rate	$447	$126	$994	$324
Benefit from foreign-derived intangible income (FDII) deduction	(115)	(43)	(189)	(89)
Excess tax benefit associated with share-based awards	(22)	(10)	(184)	(56)
Benefit related to the research and development tax credit	(39)	(35)	(98)	(60)
Audit settlement with Internal Revenue Service	55	—	55	—
Foreign currency loss (gain) related to foreign withholding tax receivable	33	47	(46)	4
Other	8	45	(17)	29
Income tax expense	$367	$130	$515	$152
Effective tax rate	17%	22%	11%	10%
We estimate our annual effective income tax rate to be 12% for fiscal 2021, which is lower than the U.S. federal statutory rate, primarily due to a significant portion of our income qualifying for preferential treatment as foreign-derived intangible income (FDII) at a 13% effective tax rate, benefits from our federal research and development tax credit and excess tax benefits associated with share-based awards.
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

Segment Results
The following should be read in conjunction with our financial results for the second quarter and first six months of fiscal 2021 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Segment Information.”
QCT Segment (in millions, except percentages)

	Three Months Ended			Six Months Ended
	March 28, 2021	March 29, 2020	Change	March 28, 2021	March 29, 2020	Change
Revenues
Handsets (1)	$4,065	$2,652	$1,413	$8,281	$5,004	$3,277
RFFE (2)	903	650	253	1,964	1,063	901
Automotive (3)	240	171	69	452	318	134
IoT (Internet of Things) (4)	1,073	627	446	2,117	1,334	$783
Total revenues	$6,281	$4,100	$2,181	$12,814	$7,719	$5,095
EBT (5)	$1,584	$667	$917	$3,503	$1,145	$2,358
EBT as a % of revenues	25%	16%	9 points	27%	15%	12 points
(1) Includes revenues from products sold for use in mobile handsets, excluding RFFE (radio frequency front-end) components.
(2) Includes all revenues from sales of 4G, 5G sub-6 and 5G millimeter wave RFFE products (a substantial portion of which are sold for use in handsets).
(3) Includes revenues from products sold for use in automobiles, including telematics, connectivity and digital cockpit.
(4) Primarily includes products sold for use in cellular and non-cellular connected devices within the following industry segments and applications: consumer, computing, industrial, fixed wireless broadband, voice and music and wireless networking.
(5) Earnings (loss) before income taxes.
Substantially all of QCT’s revenues consist of equipment and services revenues, which were $6.2 billion and $4.0 billion in the second quarter of fiscal 2021 and 2020, respectively, and $12.6 billion and $7.5 billion in the first six months of fiscal 2021 and 2020, respectively. QCT handsets, automotive and IoT revenues mostly relate to sales of our stand-alone Mobile Data Modems, Snapdragon platforms (which include processors and modems), radio frequency, power management and wireless connectivity integrated chipsets.
Second quarter 2021 vs. 2020
The increase in QCT revenues in the second quarter of fiscal 2021 was primarily due to:
+    higher handsets revenues, primarily driven by $1.5 billion in higher chipset shipments, which was primarily due to an increase in demand for 5G products from major OEMs, including Apple, partially offset by $155 million in lower revenues per chipset primarily due to unfavorable mix
+    higher RFFE revenues, primarily driven by an increase in demand for 4G/5G products from major OEMs, including Apple
+    higher automotive revenues, primarily driven by an increase in demand for infotainment and telematics products
+    higher IoT revenues, primarily driven by an increase in demand for connected devices due to the continued work and learn from home environment
QCT EBT as a percentage of revenues increased in the second quarter of fiscal 2021 primarily due to:
+    higher revenues
-    higher operating expenses, primarily driven by higher research and development expenses
First six months 2021 vs. 2020
The increase in QCT revenues in the first six months of fiscal 2021 was primarily due to:
+    higher handsets revenues, primarily driven by $2.3 billion in higher chipset shipments and $904 million in higher revenues per chipset, both of which were primarily due to an increase in demand for 5G products from Apple and other major OEMs
+    higher RFFE revenues, primarily driven by an increase in demand for 4G/5G products from Apple and other major OEMs
+    higher automotive revenues, primarily driven by an increase in demand for telematics and infotainment products
+    higher IoT revenues, primarily driven by an increase in demand for connected devices due to the continued work and learn from home environment

QCT EBT as a percentage of revenues increased in the first six months of fiscal 2021 primarily due to:
+    higher revenues
+    higher gross margin percentage, primarily driven by higher average selling prices, partially offset by higher average unit costs
-    higher research and development expenses
QTL Segment (in millions, except percentages)

	Three Months Ended			Six Months Ended
	March 28, 2021	March 29, 2020	Change	March 28, 2021	March 29, 2020	Change
Licensing revenues	$1,614	$1,072	$542	$3,273	$2,477	$796
EBT	1,191	671	520	2,461	1,689	772
EBT as a % of revenues	74%	63%	11 points	75%	68%	7 points
As a result of the global patent license agreement entered into with Huawei in July 2020, QTL results for the first six months of fiscal 2021 included revenues for royalties due on sales made by Huawei in the December 2020 and March 2021 quarters. We did not record any revenues in the first six months of fiscal 2020 for royalties due on the sales of Huawei’s consumer wireless products.
Second quarter 2021 vs. 2020
The increase in QTL licensing revenues in the second quarter of fiscal 2021 was primarily due to:
+    $561 million in higher estimated sales of 3G/4G/5G-based multimode products, primarily due to a recovery from the negative impacts of COVID-19 and to a lesser extent, due to the new license agreement with Huawei
+    $58 million in higher estimated revenues per unit, primarily due to favorable OEM mix
-    $78 million in lower royalty revenues recognized related to devices sold in prior periods
QTL EBT as a percentage of revenues increased in the second quarter of fiscal 2021 primarily due to:
+    higher revenues
-    higher research and development expenses
First six months 2021 vs. 2020
The increase in QTL licensing revenues in the first six months of fiscal 2021 was primarily due to:
+    $765 million in higher estimated sales of 3G/4G/5G-based multimode products, primarily due to a recovery from the negative impacts of COVID-19 and to a lesser extent, due to the new license agreement with Huawei
+    $104 million in higher estimated revenues per unit, primarily due to favorable OEM mix
-    $72 million in lower royalty revenues recognized related to devices sold in prior periods
QTL EBT as a percentage of revenues increased in the first six months of fiscal 2021 primarily due to:
+    higher revenues
-    higher research and development expenses
QSI Segment (in millions)

	Three Months Ended			Six Months Ended
	March 28, 2021	March 29, 2020	Change	March 28, 2021	March 29, 2020	Change
Equipment and services revenues	$10	$10	$—	$19	$30	$(11)
EBT	98	(208)	306	256	(210)	466
Second quarter 2021 vs. 2020
The increase in QSI EBT in the second quarter of fiscal 2021 was primarily due to:
+    $247 million decrease in impairment losses on other investments, of which a significant portion related to our investment in OneWeb
+    $41 million increase in net gains on investments

First six months 2021 vs. 2020
The increase in QSI EBT in the first six months of fiscal 2021 was primarily due to:
+     $318 million decrease in impairment losses on other investments, of which a significant portion related to our investment in OneWeb
+     $129 million increase in net gains on investments
Looking Forward
In the coming years, we expect new consumer demand for 3G/4G/5G multimode and 5G products and services to continue to ramp around the world as we transition from 3G/4G multimode and 4G products and services. We believe that 5G will continue to drive adoption of certain technologies that are already commonly used in smartphones by industry segments and applications beyond mobile, such as automotive and IoT. We believe it is important that we remain a leader in 5G technology development, standardization, intellectual property creation and licensing, and a leading developer and supplier of 5G integrated circuit products in order to sustain and grow our business long-term.
As we look forward to the next several months and beyond, our business may be impacted by the following key items:
•We expect QCT revenues to continue to be favorably impacted compared to the prior year as we make shipments to support Apple’s iPhone products, as well as to reflect increased demand for connected devices resulting from the continued work and learn from home environment.
•We have also seen and expect to continue to see increased demand for integrated circuit products, particularly from certain Chinese OEMs as they position to gain device share in China. However, since it will take time for us to adapt our supply chain processes, and due to the limited supply capacity across the semiconductor industry, we do not expect to realize the full benefit from this increased demand. We currently expect to see improvements in supply capacity by the end of the calendar year.
•We expect commercial 5G network deployments and device launches will continue through calendar 2021 and beyond.
•We expect our research and development costs will increase compared to the prior year, primarily due to increased investment towards advancements in 5G and application processor technologies and certain other long-term initiatives, as well as an increase in share-based compensation expense.
•We expect continued intense competition, particularly in China.
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
•The COVID-19 pandemic has resulted in significant economic uncertainty, which resulted in a global recession. While the pandemic has had a negative impact on consumer demand for some devices that incorporate our products and intellectual property, as compared to economic conditions and consumer demand prior to the pandemic, we currently do not expect a significant impact on our results of operations in the future. The degree to which the COVID-19 pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain. See “Risk Factors” in this Quarterly Report, specifically the Risk Factor titled “The coronavirus (COVID-19) pandemic has had an adverse effect on our business and results of operations, and may continue to impact us in the future.”
In addition to the foregoing business and market-based matters, we continue to devote resources to working with and educating participants in the wireless industry and governments as to the benefits of our licensing program and our extensive technology investments in promoting a highly competitive and innovative wireless industry. However, we expect that certain companies may continue to be dissatisfied with the need to pay reasonable royalties for the use of our technologies and not welcome the success of our licensing program in enabling new, highly cost-effective competitors to their products. Accordingly, such companies, and/or governments or regulators, may continue to challenge our business model in various forums throughout the world.
Further discussion of risks related to our business is provided in the section labeled “Risk Factors” included in this Quarterly Report.

Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and cash provided by our debt programs. The following tables present selected financial information related to our liquidity at March 28, 2021 and September 27, 2020 and for the first six months of fiscal 2021 and 2020 (in millions):

	March 28, 2021	September 27, 2020	Change
Cash, cash equivalents and marketable securities	$11,561	$11,249	$312
Accounts receivable, net	3,346	4,003	(657)
Inventories	2,668	2,598	70
Short-term debt	500	500	—
Long-term debt	15,235	15,226	9
Noncurrent income taxes payable	1,715	1,872	(157)

	Six Months Ended
	March 28, 2021	March 29, 2020	Change
Net cash provided by operating activities	$6,086	$2,201	$3,885
Net cash used by investing activities	(3,034)	(1,769)	(1,265)
Net cash used by financing activities	(3,788)	(3,868)	80
The net increase in cash, cash equivalents and marketable securities was primarily due to net cash provided by operating activities, $174 million in proceeds from the issuance of common stock (primarily under our Employee Stock Purchase Plan), and $167 million in proceeds from other investments, partially offset by $2.0 billion in payments to repurchase shares of our common stock, $1.5 billion in cash dividends paid, $1.2 billion in cash paid for acquisitions and other investments (primarily related to the acquisition of NUVIA), $952 million in capital expenditures and $501 million in payments of tax withholdings related to the vesting of share-based awards.
The decrease in accounts receivable was primarily due to the payment of the second installment of $500 million (excluding the impact of foreign withholding taxes) under the previously disclosed settlement agreement with Huawei. Huawei paid the third installment of $300 million (excluding the impact of foreign withholding taxes) subsequent to March 28, 2021 in accordance with the agreed upon payment schedule. The decrease in accounts receivable was also attributable to the timing of settlement of certain QCT incentives, partially offset by an increase in QCT revenues during the quarter.
Debt. At March 28, 2021, we had $15.5 billion of principal floating- and fixed-rate notes outstanding. Our remaining debt has maturity dates in 2022 through 2050.
We have an unsecured commercial paper program, which provides for the issuance of up to $4.5 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. At March 28, 2021, we had $500 million of commercial paper outstanding.
On December 8, 2020, we entered into a Revolving Credit Facility replacing our prior Amended and Restated Revolving Credit Facility. There were no outstanding borrowings under the Amended and Restated Revolving Credit Facility at the time of termination. The Revolving Credit Facility provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.5 billion, which expires on December 8, 2025. At March 28, 2021, no amounts were outstanding under the Revolving Credit Facility.
We expect to issue new debt in the future. The amount and timing of any such new debt will depend on a number of factors, including but not limited to maturities of our existing debt, acquisitions and strategic investments, favorable and/or acceptable interest rates and changes in corporate income tax law. Additional information regarding our outstanding debt is provided in “Notes to Consolidated Financial Statements, Note 6. Debt” in our 2020 Annual Report on Form 10-K.
Income Taxes. At March 28, 2021, we estimated remaining future payments of $1.9 billion for the one-time U.S. repatriation tax accrued in fiscal 2018, after application of certain tax credits, which is payable in installments over the next five years. At March 28, 2021, other current liabilities included $213 million for the next installment due in January 2022. Additional information regarding our income taxes is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 3. Income Taxes.”

Capital Return Program. In fiscal 2018, we announced a stock repurchase program authorizing us to repurchase up to $30 billion of our common stock. The stock repurchase program has no expiration date. In the first six months of fiscal 2021, we repurchased and retired 14 million shares of our common stock for $2.0 billion, before commissions. At March 28, 2021, $2.6 billion remained authorized for repurchase under the stock repurchase program. Our stock repurchase program is subject to periodic evaluations to determine when and if repurchases are in the best interests of our stockholders, and we may accelerate, suspend, delay or discontinue repurchases at any time.
On March 10, 2021, we announced a 5% increase in our quarterly dividend per share of common stock from $0.65 to $0.68, which is effective for dividends payable after March 25, 2021. In the first six months of fiscal 2021, we paid cash dividends totaling $1.5 billion, or $1.30 per share. On April 14, 2021, we announced a cash dividend of $0.68 per share on our common stock, payable on June 24, 2021 to stockholders of record as of the close of business on June 3, 2021. We currently intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders, among other factors.
Additional Capital Requirements. Expected working and other capital requirements are described in our 2020 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We expect an increase in operating cash outflows to secure long-term capacity commitments with certain suppliers of our integrated circuit products. At March 28, 2021, other than for the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements or contractual obligations described in our 2020 Annual Report on Form 10-K.
Further, regulatory authorities in certain jurisdictions have investigated our business practices and instituted proceedings against us and they or other regulatory authorities may do so in the future. Additionally, certain of our direct and indirect customers and licensees have pursued, and others may in the future pursue, litigation, arbitration or other strategies against us related to our business. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, revenues, results of operations, financial condition and cash flows. See “Notes to Condensed Consolidated Financial Statements, Note 5. Commitments and Contingencies” and “Risk Factors” in this Quarterly Report.
We believe, based on our current business plan and the facts and factors known by us, our cash, cash equivalents and marketable securities, our expected cash flow generated from operations and our expected financing activities will satisfy our working and other capital requirements for at least the next 12 months and thereafter for the foreseeable future. See “Risk Factors” in this Quarterly Report.
Recent Accounting Guidance
Information regarding recent accounting guidance and the impact of such guidance on our condensed consolidated financial statements is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 1. Basis of Presentation and Significant Accounting Policies Update.”
Risk Factors
You should consider each of the following factors in evaluating our business and our prospects. However, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also negatively impact our business, results of operations, cash flows and financial condition, and require significant management time and attention. In that case, the trading price of our common stock could decline. In addition to the risks and uncertainties set forth in the Risk Factor below titled “The coronavirus (COVID-19) pandemic has had an adverse effect on our business and results of operations, and may continue to impact us in the future,” many of the risks and uncertainties set forth in the other Risk Factors below could be exacerbated by the COVID-19 pandemic, government and business responses thereto and any further resulting decline in the global business and economic environment, and may be impacted by the extent and speed of the global economic recovery. You should also consider the other information set forth in this Quarterly Report in evaluating our business and our prospects, including but not limited to our financial statements and the related notes, and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” References to “and,” “or” and “and/or” should be read to include the others, as appropriate.

RISKS RELATED TO THE CORONAVIRUS (COVID-19) PANDEMIC
The coronavirus (COVID-19) pandemic has had an adverse effect on our business and results of operations, and may continue to impact us in the future.
The rapid, global spread of COVID-19 and the fear it has created has resulted in significant economic uncertainty, significant declines in business and consumer confidence and global demand in the wireless industry (among others) and a global economic slowdown, which resulted in a global recession. Specifically, the decline in demand for smartphones and other consumer devices sold by our customers or licensees has resulted in decreased demand for our integrated circuit products (which are incorporated into such devices) and a decrease in the royalties we earn on the licensing of our intellectual property (which is dependent upon the number of such devices sold that utilize our intellectual property). However, we currently do not expect a significant impact on our results of operations in the future.
Further, while to date we have not seen a significant impact on our manufacturing facilities or our supply chain due to the COVID-19 pandemic, the ability of our suppliers to deliver on their commitments to us, or our ability to ship our products to our customers, may be negatively impacted by the pandemic and/or government responses thereto, such as travel bans and restrictions, quarantines, shelter-in-place and social distancing orders, declarations of states of emergency and shutdowns.
Although the spread of COVID-19 has caused us to modify our workforce practices, such as having the vast majority of our employees working from home, we have not experienced a significant negative impact to our business or results of operations. However, we could be negatively affected in the future if, among others, a significant number of our employees, or employees who perform critical functions, become ill and/or are quarantined as the result of exposure to COVID-19, or if government policies restrict the ability of those employees to perform their critical functions. For example, we have offices and a significant number of employees located in India, which is currently experiencing a high rate of COVID-19 infections.
The COVID-19 pandemic could also impact our business, results of operations and financial condition through delayed, reduced or cancelled customer orders; the inability of our customers or licensees to purchase or pay for our products or technologies; the insolvency of key suppliers, customers or licensees; delays in reporting or payments from our customers or licensees; or failures by other counterparties. Additionally, federal, state or foreign governments may in the future increase corporate tax rates, increase employer payroll tax obligations and/or otherwise change tax laws to pay for stimulus and other actions that may be taken as a result of COVID-19.
The degree to which the COVID-19 pandemic impacts our future business, results of operations and financial condition will depend on future developments, which are uncertain, including but not limited to the duration, spread and severity of the pandemic, the availability, adoption and efficacy of vaccines, government responses and other actions to mitigate the spread of and to treat COVID-19, and when and to what extent normal business, economic and social activity and conditions resume. We are similarly unable to predict the extent to which the pandemic impacts our customers, licensees, suppliers and other partners and their financial conditions, but adverse effects on these parties could also adversely affect us. Finally, the COVID-19 pandemic makes it challenging for management to estimate the future performance of our business.
RISKS RELATED TO INDUSTRY DYNAMICS AND COMPETITION
Our revenues depend on our customers’ and licensees’ sales of products and services based on CDMA, OFDMA and other communications technologies, including 5G, and customer demand for our products based on these technologies.
We develop, patent and commercialize technology and products based on CDMA, OFDMA and other communications technologies, which are primarily wireless. We depend on our customers and licensees to develop devices and services based on these technologies with value-added features to drive consumer demand for new 3G/4G and 3G/4G/5G multimode devices, as well as 3G and 4G single-mode devices, and to establish the selling prices for such devices. Further, the timing of our shipments of our products is dependent on the timing of our customers’ and licensees’ deployments of new devices and services based on these technologies. Increasingly, we also depend on operators of wireless networks, our customers and licensees and other third parties to incorporate these technologies into new device types and into industries and applications beyond mobile, such as automotive and IoT, among others.
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
Our products and technologies face significant competition. Competition may intensify as our current competitors expand their product offerings, improve their products or reduce the prices of their products as part of a strategy to maintain existing business and customers or attract new business and customers, as new opportunities develop, and as new competitors enter the industry. Competition in wireless communications is affected by various factors that include, among others: OEM concentrations; vertical integration; competition in certain geographic regions; government intervention or support of national industries or competitors; the ability to maintain product differentiation as the result of evolving industry standards and speed of technological change (including the transition to smaller geometry process technologies and the demand for always on, always connected capabilities); access to capacity in the supply chain; and value-added features that drive selling prices and consumer demand for new 3G/4G and 3G/4G/5G multimode devices, as well as 3G and 4G single-mode devices.
We anticipate that additional competitors will introduce products as a result of growth opportunities in wireless communications, the trend toward global expansion by foreign and domestic competitors, and technological and public policy changes. Additionally, the semiconductor industry has experienced and may continue to experience consolidation, which could result in significant changes to the competitive landscape. For example, if any key supplier of technologies and intellectual property to the semiconductor industry was sold to one of our competitors, it could negatively affect our ability to procure or license such technologies and intellectual property in the future, at all or upon acceptable terms, which could have wide-ranging impacts on our business and operations.
We expect that our future success will depend on, among other factors, our ability to:
•differentiate our integrated circuit products with innovative technologies across multiple products and features (e.g., modem, radio frequency front-end (RFFE), including millimeter wave (mmWave), graphics and other processors, camera and connectivity) and with smaller geometry process technologies that drive both performance and lower power consumption;
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
•increase or accelerate adoption of our technologies and products in industry segments and applications outside of mobile, including automotive and IoT;
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
•maintain access to sufficient capacity in the supply chain relative to our competitors to meet customer demand;
•create standalone value and contribute to the success of our existing businesses through acquisitions, joint ventures and other transactions, and by developing customer, licensee, vendor, distributor and other channel relationships in new industry segments and applications and with disruptive technologies and products;

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
We compete with many different semiconductor companies, ranging from multinational companies with integrated research and development, manufacturing, sales and marketing organizations across a broad spectrum of product lines, to companies that are focused on a single application, industry segment or standard product, including those that produce products for mobile, automotive and IoT, among others. Most of these competitors compete with us with respect to some, but not all, of our businesses or product lines. Companies that design integrated circuits based on CDMA, OFDMA, Wi-Fi or their derivatives are generally competitors or potential competitors. Examples (some of which are strategic partners of ours in other areas) include Broadcom, HiSilicon, MediaTek, Nvidia, NXP Semiconductors, Qorvo, Samsung, Skyworks, Texas Instruments and UNISOC (formally known as Spreadtrum Communications). Some of these current and potential competitors may have advantages over us that include, among others: motivation by our customers in certain circumstances to use our competitors’ integrated circuit products, to utilize their own internally-developed integrated circuit products, or sell such products to others, or to utilize alternative technologies; lower cost structures or a willingness and ability to accept lower prices or lower margins for their products, particularly in China; foreign government support of other technologies, competitors or OEMs that sell devices that do not contain our integrated circuit products; better known brand names; ownership and control of manufacturing facilities and greater expertise in manufacturing processes; more extensive relationships with local distribution companies and OEMs in certain geographic regions (such as China); more experience in adjacent industry segments and applications beyond mobile (such as automotive and IoT); and a more established presence in certain regions.
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
Further, political actions, including trade and/or national security protection policies, or other actions by governments, particularly the U.S. and Chinese governments, have in the past, currently are and could in the future limit or prevent us from transacting business with certain of our customers, limit, prevent or discourage those customers from transacting business with us, or make it more expensive to do so, any of which could also significantly reduce the revenues we derive from these customers. See also the Risk Factor titled “A significant portion of our business is concentrated in China, and the risks of such concentration are exacerbated by U.S./China trade and national security tensions.”
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
We have been in the past and are currently subject to various litigation and governmental investigations and proceedings. Certain of these matters are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Commitments and Contingencies.” We may become subject to other litigation or governmental investigations or proceedings in the future. Additionally, certain of our direct and indirect customers and licensees have pursued, and others may in the future pursue, litigation or arbitration against us related to our business. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, revenues, results of operations, cash flows and financial condition. See also the Risk Factors below titled “Changes in our patent licensing practices, whether due to governmental investigations or private legal proceedings challenging those practices, or otherwise, could adversely impact our business and results of operations” and “Our business may suffer as a result of adverse rulings in government investigations or proceedings.”
In addition, in connection with our participation in SDOs, we, like other patent owners, generally have made contractual commitments to such organizations to license those of our patents that would necessarily be infringed by standard-compliant products as set forth in those commitments (referred to as standard-essential patents). Some manufacturers and users of standard-compliant products advance interpretations of these commitments that are adverse to our licensing business, including interpretations that would limit the amount of royalties that we could collect on the licensing of our standard-essential patent portfolio.
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
As described in the Risk Factor below titled “Our business may suffer as a result of adverse rulings in government investigations or proceedings,” we have been in the past and are currently subject to various governmental investigations and proceedings, as well as private legal proceedings, challenging our patent licensing and chipset sales practices. Certain of these matters are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Commitments and Contingencies.” We believe that one intent of certain of these investigations and legal proceedings has been to reduce the amount of royalties that licensees are required to pay to us for their use of our intellectual property. We may become subject to other litigation or governmental investigations or proceedings in the future.
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
Further, the licenses granted to and from us under a number of our license agreements include only patents that are either filed or issued prior to a certain date. As a result, there are agreements with some licensees where later patents are not licensed by or to us. Additionally, our patent license agreements in effect that constitute a significant portion of our licensing revenues are effective for a specified term. In order to license or to obtain a license to such later patents, or after the expiration of the specified term, and to receive royalties after the expiration date of the specified term, we will need to extend or modify such license agreements or enter into new license agreements with such licensees more frequently than we have done historically. We might not be able to extend or modify license agreements, or enter into new license agreements, in the future without negatively affecting the material terms and conditions of our license agreements with such licensees, and such modifications or new agreements may negatively impact our revenues. In some circumstances, we may extend, modify or enter into new license agreements as a result of arbitration or litigation, and terms imposed by arbitrators or courts may be less favorable to us than existing terms and may impact the financial or other terms of license agreements not subject to the litigation or arbitration. If there is a delay in extending, modifying or entering into a new license agreement with a licensee, there would be a delay in our ability to recognize revenues related to that licensee’s product sales. Further, if we are unable to reach agreement on such modifications or new agreements, it could result in patent infringement litigation with such licensees.
RISKS RELATED TO REGULATORY AND LEGAL CHALLENGES
Our business may suffer as a result of adverse rulings in government investigations or proceedings.
We have been in the past and are currently subject to various governmental investigations and proceedings. Certain of these matters are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Commitments and Contingencies.” Key allegations or findings in those matters include, among others, that we violate FRAND licensing commitments by refusing to grant licenses to chipset manufacturers; that our royalty rates are too high; that the base on which our royalties are calculated should be something less than the wholesale (i.e., licensee’s) selling price of the applicable device (minus certain permitted deductions); that we unlawfully require customers to execute a patent license before we sell them cellular modem chipsets; that we have entered into exclusive agreements with chipset customers that foreclose competition; that we leverage our position in baseband chipsets in the RFFE space; and that we violate antitrust laws, and engage in anticompetitive conduct and unfair methods of competition. We may become subject to other litigation or governmental investigations or proceedings in the future.
Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, revenues, results of operations, cash flows and financial condition. Depending on the matter, various remedies that could result from an unfavorable resolution include, among others: the loss of our ability to enforce one or more of our patents; injunctions; monetary damages or fines or other orders to pay money; the issuance of orders to cease certain conduct or modify our business practices, such as requiring us to reduce our royalty rates, reduce the base on which our royalties are calculated, grant patent licenses to chipset manufacturers, sell chipsets to unlicensed OEMs or modify or renegotiate some or all of our existing license agreements; and determinations that some or all of our license agreements are invalid or unenforceable. If some or all of our license agreements are declared invalid or unenforceable and/or we are required to renegotiate these license agreements, we may not receive, or may not be able to recognize, some or any licensing or royalty revenues under the impacted license agreements unless and until we enter into new license agreements; and even licensees whose license agreements are not impacted may demand to renegotiate their agreements or invoke the dispute resolution provision in their agreements, and we may not be able to recognize some or any licensing or royalty revenues under such agreements. The renegotiation of license agreements could result in terms which are less favorable to us than existing terms, or lead to arbitration or litigation to resolve the licensing terms, which could also be less favorable to us than existing terms, and each of which could take months or possibly years. Licensees may underreport, underpay, not report or not pay royalties owed to us pending the conclusion of such negotiations, arbitration or litigation. In addition, we may be sued for alleged overpayments of past royalties paid to us, including private antitrust actions seeking treble damages under U.S. antitrust laws. The occurrence of any of the above could have a material adverse effect on our business, revenues, results of operations, cash flows and financial condition, and our stock price could decline, possibly significantly, in which case we may have to significantly cut costs and other uses of cash, including in research and development, significantly impairing our ability to maintain product and technology leadership and invest in next generation technologies such as 5G. Further, depending on the breadth and severity of the circumstances above, we may have to reduce, suspend or eliminate our capital return programs, and our ability to timely pay our indebtedness may be impacted. In addition, a governmental body in a particular country or region may successfully assert and impose remedies with effects that extend beyond the borders of that country or region.
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
We primarily utilize a fabless production model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Other than the facilities we own that manufacture certain of our RFFE modules and RF (radio frequency) filter products, we rely on third-party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. There are a limited number of such third-party suppliers, and even fewer who are capable of manufacturing at the leading process technology nodes. We employ both turnkey and two-stage manufacturing models to purchase our integrated circuits. Under the turnkey model, our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing model, we purchase die in singular or wafer form from semiconductor manufacturing foundries and contract with separate third-party suppliers for manufacturing services such as wafer bump, probe, assembly and the majority of our final test requirements. The semiconductor manufacturing foundries that supply our products are primarily located in Asia, as are our primary warehouses where we store finished goods for fulfillment of customer orders.
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
•natural disasters, the effects of climate change or geopolitical conflicts impacting our suppliers;
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
While we have established alternate suppliers for certain technologies, there are a limited number of such suppliers, and even fewer who are capable of operating at the leading process technology nodes or who are willing to operate at older process technology nodes. We rely on sole- or limited-source suppliers for certain products, which may exacerbate the risks identified above, and subject us to other significant risks, including: poor product performance and reduced control over delivery schedules, manufacturing capability and yields, quality assurance, quantity and costs. To the extent we have established or in the future establish alternate suppliers, these suppliers may require significant amounts of time and levels of support to bring such technologies to production, both of which may increase for complex or leading process technologies. As a result, we may invest a significant amount of effort and resources and incur higher costs to support and maintain such alternate suppliers. Further, the elimination or limitation of a foundry supplier’s ability to manufacture components or products for us due to trade or national security protection policies could increase our vulnerability to sole- or limited-source arrangements and limit or prevent us from procuring critical components or products from those suppliers. Future consolidation of foundry suppliers could also increase our vulnerability to sole- or limited-source arrangements and reduce our suppliers’ willingness to negotiate pricing, which could negatively impact our ability to achieve cost reductions, increase our manufacturing costs and limit the amount of capacity available to us. Our arrangements with our suppliers may obligate us to incur costs to manufacture and test our products that do not decrease at the same rate as decreases in pricing to our customers. Our ability, and that of our suppliers, to develop or maintain leading process technologies, including transitions to smaller geometry process technologies (which adds risk to manufacturing yields and reliability), and to effectively compete with the manufacturing processes and performance of our competitors, could impact our ability to introduce new products and meet customer demand, could increase our costs (possibly decreasing our margins) and could subject us to the risk of excess inventories. Any of the above could negatively impact our business, results of operations and cash flows.
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
Our suppliers or potential alternate suppliers may manufacture integrated circuits, for themselves or for other companies, that compete with our products. Such suppliers have in the past and could again elect to allocate raw materials and manufacturing capacity to their own products or products of our competitors and reduce or limit the production of our products.
In addition, we may not receive reasonable pricing, manufacturing or delivery terms from our suppliers, and our ability to obtain favorable terms may be diminished during times of high demand and/or limited manufacturing capacity for integrated circuit products. We cannot guarantee that the actions of our suppliers will not cause disruptions in our operations that could harm our ability to meet our delivery obligations to our customers or increase our cost of sales. To the extent we are unable to obtain adequate supply, we may be obligated to make payment to our customers for such shortfalls.
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
Conversely, if we or our customers underestimate demand, or if demand increases significantly and/or rapidly, we have in the past been, currently are and may in the future be unable to obtain, on a timely basis or at all, the additional manufacturing and test capacity necessary to meet such demand, which could result in lost sales opportunities, reduced revenue growth and harm to our customer relationships. Currently, the global semiconductor industry is experiencing demand for integrated circuits that exceeds the industry’s capacity to meet that demand.
See also the Risk Factor below titled “There are numerous risks associated with the operation and control of our manufacturing facilities, including a higher portion of fixed costs relative to a fabless model, environmental compliance and liability, impacts related to climate change, exposure to natural disasters, timely supply of equipment and materials, and various manufacturing issues” for additional risks that may also be applicable to our third-party suppliers’ manufacturing facilities, which could result in disruptions to our business or additional costs to us, and negatively impact our results of operations.
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
Climate change concerns and the potential resulting environmental impact may result in new environmental, health and safety laws and regulations that may affect us, our suppliers and our customers. Such laws or regulations could cause us to incur additional direct costs for compliance, including costs associated with changes to manufacturing processes or the procurement of raw materials used in manufacturing processes, as well as increased indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that are passed on to us. These costs may adversely impact our results of operations and financial condition. In addition, climate change could cause certain natural disasters, such as drought, wildfires, storms, flooding or rising sea levels, to occur more frequently or with greater intensity, which could pose physical risks to our manufacturing facilities or our suppliers’ facilities; could disrupt the availability of water necessary for the operation of our manufacturing facilities or our suppliers’ facilities; and could increase or decrease temperatures resulting in increased operating costs and/or business disruption.

We have manufacturing facilities in Asia and Europe. If tsunamis, flooding, earthquakes, volcanic eruptions, drought or other natural disasters, effects of climate change or geopolitical conflicts, were to damage, destroy or disrupt our manufacturing facilities, it could disrupt our operations, delay production and shipments of inventory and result in costly repairs, replacements or other costs. In addition, natural disasters, effects of climate change or geopolitical conflicts may result in disruptions in transportation, distribution channels and supply chains, and significant increases in the prices of raw materials. Further, health crises, including epidemics or pandemics, such as the COVID-19 pandemic, and government and business responses thereto, could affect our manufacturing facilities, including by resulting in quarantines and/or closures, which would result in disruptions to and potential closures of our manufacturing operations.
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
RISKS RELATED TO NEW AND ADJACENT INITIATIVES
Our growth depends in part on our ability to extend our technologies and products into new and expanded product areas, and adjacent industry segments and applications beyond mobile. Our research, development and other investments in these new and expanded product areas, industry segments and applications, and related technologies and products, as well as in our existing technologies and products, and new technologies, may not generate operating income or contribute to future results of operations that meet our expectations.
While we continue to invest significant resources toward advancements primarily in support of 4G- and 5G-based technologies, we also invest in new and expanded product areas, and adjacent industry segments and applications, by utilizing our existing technical and business expertise and through acquisitions.
In particular, our future growth depends in part on new and expanded product areas, such as RFFE, and adjacent industry segments and applications beyond mobile, such as automotive and IoT; our ability to develop leading and cost-effective technologies and products for new and expanded product areas, adjacent industry segments and applications; and third parties incorporating our technologies and products into devices used in these product areas, industry segments and applications. Accordingly, we intend to continue to make substantial investments in these new and expanded product areas and adjacent industry segments and applications, and in developing new products and technologies for these product areas, industry segments and applications. Our growth also depends significantly on our ability to develop and patent 5G technologies, and to develop and commercialize products using 5G technologies.
However, our research, development and other investments in these new and expanded product areas and adjacent industry segments and applications, and corresponding technologies and products, as well as in our existing, technologies and products and new technologies, such as 5G, use of licensed, shared and unlicensed spectrum and convergence of cellular and Wi-Fi, may not succeed because, among other reasons: we may not be issued patents on the technologies we develop; the technologies we develop may not be incorporated into relevant standards; new and expanded product areas, adjacent industry segments and applications, and consumer demand therein, may not develop or grow as anticipated; our strategies or the strategies of our customers, licensees or partners may not be successful; alternate technologies may be better or may reduce the advantages we anticipate from our investments; competitors’ technologies or products may be more cost effective, have more capabilities or fewer limitations or be brought to market faster than our new technologies or products; we may not be able to develop, or our competitors may have more established and/or stronger, customer, vendor, distributor or other channel relationships; and competitors may have longer operating histories in industry segments and applications that are new to us. We may also underestimate the costs of or overestimate the future revenues or margins that could result from these investments, and these investments may not, or may take many years to, generate material returns.
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
We engage in strategic acquisitions and other transactions, including joint ventures, and make investments, which we believe are important to the future of our business, with the goal of maximizing stockholder value. From time to time, we acquire businesses and other assets, including patents, technology and other intangible assets, enter into joint ventures or other strategic transactions and purchase minority equity interests in or make loans to companies, including those that may be private and early-stage. Our strategic activities are generally focused on opening or expanding opportunities for our products and technologies and supporting the design and introduction of new products (or enhancing existing products) for mobile, and for new industry segments and applications beyond mobile. Many of our strategic activities entail a high degree of risk and require the use of significant amounts of capital, and investments may not become liquid for several years after the date of the investment, if at all. Our strategic activities may not generate financial returns or result in increased adoption or continued use of our technologies or products. We may underestimate the costs or overestimate the benefits, including product, revenue, cost and other synergies and growth opportunities that we expect to realize, and we may not achieve those benefits. In some cases, we may be required to consolidate or record our share of the earnings or losses of companies in which we have acquired ownership interests. In addition, we have in the past and may record impairment charges in the future related to our strategic activities. Any losses or impairment charges that we incur related to strategic activities will have a negative impact on our results of operations and financial condition, and we may continue to incur new or additional losses related to strategic assets or investments that we have not fully impaired or exited.
Achieving the anticipated benefits of business acquisitions, including joint ventures and other strategic investments in which we have management and operational control, depends in part upon our ability to integrate the businesses in an efficient and effective manner and achieve anticipated synergies, and we may not be successful in these efforts. Such integration is complex and time consuming and involves significant challenges, including, among others: retaining key employees; successfully integrating new employees, facilities, technology, products, processes, operations (including supply and manufacturing operations), sales and distribution channels, business models and business systems; retaining customers and suppliers of the businesses; consolidating research and development operations; minimizing the diversion of management’s attention from ongoing business matters; consolidating corporate and administrative infrastructures; and managing the increased scale, complexity and globalization of our business, operations and employee base. We may not derive any commercial value from associated technologies or products or from future technologies or products based on these technologies, and we may be subject to liabilities that are not covered by indemnification protection that we may obtain, and we may become subject to litigation. Additionally, we may not be successful in entering or expanding into new sales or distribution channels, business or operational models, geographic regions, industry segments and applications served by or adjacent to the associated businesses or in addressing potential new opportunities that may arise out of our strategic acquisitions.

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
Third parties regularly attempt to gain unauthorized access to our information technology systems, and many such attempts are increasingly more sophisticated. The perception that the COVID-19 pandemic has made companies’ information technology systems more vulnerable has increased the already significant volume of such attempts. These attempts, which might be related to industrial, corporate or other espionage, criminal hackers or state-sponsored intrusions, include trying to covertly introduce malware to our computers and networks, including those in our manufacturing operations, and impersonating authorized users, among others. We may also be subject to ransom-style cyber-attacks, which could impact our information technology systems and cause widespread disruption to our business, including our manufacturing operations, and expose our confidential or propriety information. In addition, third parties that we may rely on to store and/or process our confidential information may also be subject to similar threats. Such threats could result in the misappropriation, theft, misuse, disclosure, loss or destruction of the technology, intellectual property, or the proprietary, confidential or personal information, of us or our employees, customers, licensees, suppliers or other third parties, as well as damage to or disruptions in our information technology systems. We believe that we have a robust cybersecurity program that is aligned to international cybersecurity frameworks, and that we leverage industry best practices across people, processes and technologies in an attempt to mitigate cybersecurity threats. However, we may not be able to anticipate, detect, repel or implement effective preventative measures against all cybersecurity threats, particularly because the techniques used are increasingly sophisticated and constantly evolving. Attempts to gain unauthorized access to our information technology systems or other attacks have in the past, in certain instances and to certain degrees, been successful (but have not caused significant harm), and may in the future be successful, and in some cases, we might be unaware of an incident or its magnitude and effects.
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
Additionally, although our license agreements generally provide us with the right to audit the books and records of licensees, audits can be expensive, time consuming, incomplete and subject to dispute. Further, certain licensees may not comply with the obligation to provide full access to their books and records. To the extent we do not aggressively enforce our rights under our license agreements, licensees may not comply with their existing license agreements, and to the extent we do not aggressively pursue unlicensed companies to enter into license agreements with us for their use of our intellectual property, other unlicensed companies may not enter into license agreements. Similarly, we provide access to certain of our intellectual property and proprietary and confidential business information to our direct and indirect customers and licensees, who have in the past and may in the future wrongfully use such intellectual property and information or wrongfully disclose such intellectual property and information to third parties, including our competitors. See also the Risk Factor titled “Efforts by some OEMs to avoid paying fair and reasonable royalties for the use of our intellectual property may require the investment of substantial management time and financial resources and may result in legal decisions or actions by governments, courts, regulators or agencies, Standards Development Organizations (SDOs) or other industry organizations that harm our business.”
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
We may continue to be involved in litigation and may have to appear in front of administrative bodies (such as the United States International Trade Commission) to defend against patent assertions against our products by companies, some of whom are attempting to gain competitive advantage or leverage in licensing negotiations. We may not be successful in such proceedings, and if we are not, the range of possible outcomes is very broad and may include, for example, monetary damages or fines or other orders to pay money, royalty payments, injunctions on the sale of certain of our integrated circuit products (or on the sale of our customers’ devices using such products) or the issuance of orders to cease certain conduct or modify our business practices. Further, a governmental body in a particular country or region may assert, and may be successful in imposing, remedies with effects that extend beyond the borders of that country or region. In addition, a negative outcome in any such proceeding could severely disrupt the business of our chipset customers and their wireless operator customers, which in turn could harm our relationships with them and could result in a decline in our chipset sales or a reduction in our licensees’ sales, causing corresponding declines in our chipset or licensing revenues.
Certain legal matters, which may include certain claims by other companies that we infringe their intellectual property, are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Commitments and Contingencies.”
Our use of open source software may harm our business.
Certain of our software and our suppliers’ software may contain or may be derived from “open source” software, and we have seen, and believe that we will continue to see, customers request that we develop products, including software associated with our integrated circuit products, that incorporate open source software elements and operate in an open source environment, which, under certain open source licenses, may offer accessibility to a portion of our products’ source code and may expose our related intellectual property to adverse licensing conditions. Licensing of such software may impose certain obligations on us if we were to distribute derivative works of that software. For example, these obligations may require us to make source code for the derivative works available to our customers in a manner that allows them to make such source code available to their customers or license such derivative works under a particular type of license that is different than what we customarily use to license our software. Furthermore, in the course of product development, we may make contributions to third-party open source projects that could subject our intellectual property to adverse licensing conditions. For example, to encourage the growth of a software ecosystem that is interoperable with our products, we may need to contribute certain implementations under the open source licensing terms that govern such projects, which may adversely impact our associated intellectual property. Developing open source products, while adequately protecting the intellectual property upon which our licensing program depends, may prove burdensome and time-consuming under certain circumstances, thereby placing us at a competitive disadvantage, and we may not adequately protect our intellectual property. Also, our use and our customers’ use of open source software may subject our products and our customers’ products to governmental and third-party scrutiny and delays in product certification, which could cause customers to view our products as less desirable than our competitors’ products. While we believe we have taken appropriate steps and employ adequate controls to protect our intellectual property, our contributions to and use of open source software presents risks that could have an adverse effect on these and on our business.
RISKS RELATED TO HUMAN CAPITAL MANAGEMENT
We may not be able to attract and retain qualified employees.
Our future success depends upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to identify, attract, retain and motivate them. Implementing our business strategy requires specialized engineering and other talent, as our revenues are highly dependent on technological and product innovations. The market for employees in our industry is extremely competitive, and competitors for talent, particularly engineering talent, increasingly attempt to hire, and to varying degrees have been successful in hiring, our employees, including by establishing or expanding local offices near our headquarters in San Diego, California or by allowing employees to permanently work from home. A number of such competitors for talent are significantly larger than us and are able to offer compensation in excess of what we are able to offer. Further, existing immigration laws make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the United States, making the pool of available talent even smaller. If we are unable to attract and retain qualified employees, our business may be harmed.
RISKS RELATED TO PRODUCT DEFECTS OR SECURITY VULNERABILITIES
Failures in our products, or in the products of our customers or licensees, including those resulting from security vulnerabilities, defects or errors, could harm our business.
Our products (including related software) and the technology we use (which may be developed by us or third parties, and may be designed to meet industry standards) are complex and may contain defects, errors or security vulnerabilities, or experience failures or unsatisfactory performance, due to any number of issues, including issues in materials, design, fabrication, packaging and/or use within a system. Further, because of the complexity of our products, defects, errors or security vulnerabilities might only be detected when the products are in use. Development of products in new domains of technology, such as the transition to 5G, and the migration to integrated circuit technologies with smaller geometric feature sizes, increases complexity and adds risk to manufacturing yields and reliability, and increases the likelihood of product defects, errors or security vulnerabilities. Risks associated with product or technology defects, errors or security vulnerabilities are exacerbated by the fact that our customers typically integrate our products into consumer and other devices.
The use of devices containing our products to interact with untrusted systems or otherwise access untrusted content creates a risk of exposing the system hardware and software in those devices to malicious attacks. Security vulnerabilities in our products or the technologies we use could expose our customers or end users to hackers or other unscrupulous third parties who develop and deploy viruses, worms and other malicious software programs that could attack our products or those of our customers. While we continue to focus on this issue and take measures to safeguard our products from cybersecurity threats, device capabilities continue to evolve, enabling more elaborate functionality and applications, and increasing the risk of security failures, and techniques used to perpetrate cybersecurity attacks are increasingly sophisticated and constantly evolving.
Our products may be responsible for critical functions in our customers’ products and networks. Failure of our products to perform to specifications, or other product defects, errors or security vulnerabilities, could lead to substantial damage to the products we sell to our customers, the devices into which our products are integrated and to the end users of such devices. Such defects, errors or security vulnerabilities could give rise to significant costs, including costs related to developing solutions, recalling products, repairing or replacing defective products, writing down defective inventory, or indemnification obligations under our agreements, and could result in the loss of sales and divert the attention of our engineering personnel from our product development efforts. In addition, defects, errors or security vulnerabilities in our products could result in failure to achieve market acceptance, a loss of design wins, a shifting of business to our competitors, and litigation or regulatory action against us, and could harm our reputation, our relationships with customers and partners and our ability to attract new customers, as well as the perceptions of our brand. Other potential adverse impacts of product defects, errors or security vulnerabilities include shipment delays, write-offs of property, plant and equipment and intangible assets, and losses on unfavorable purchase commitments. In addition, defects, errors or security vulnerabilities in the products of our customers or licensees could cause a delay or decrease in demand for the products into which our products are integrated, and thus for our products.
In addition, the occurrence of defects, errors or security vulnerabilities may give rise to product liability claims, particularly if such defects, errors or security vulnerabilities in our products or the technology we use, or the products into which they are integrated, result in personal injury or death, and could result in significant costs, expenses and losses. If a product liability claim is brought against us, the cost of defending the claim could be significant, and could divert the efforts of our technical and management personnel and harm our business, even if we are successful. We may be named in product liability claims even if there is no evidence that our products caused the damage in question, and even though we may have indemnity from our customers, and such claims could result in significant costs and expenses. Further, our business liability insurance may be inadequate, or future coverage may be unavailable on acceptable terms, which could adversely impact our financial results. The above is exacerbated by the fact that our products may be used, and perform critical functions, in various high-risk applications such as automobiles, including autonomous driver assistance programs; cameras and artificial intelligence, including home and enterprise security; home automation, including smoke and noxious gas detectors; medical condition monitoring; location and asset tracking and management, including wearables for child safety and elderly health; robotics, including public safety drones and autonomous municipality vehicles; and extended reality (XR) for treatment of phobias or PTSD, early detection of disorders or special needs, among others.
Accordingly, defects, errors or security vulnerabilities in our products or the technologies we use could have an adverse impact on us, on our customers and the end users of our customers’ products. If any of these risks materialize, there could be a material adverse effect on our business, results of operations and financial condition.
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
Our outstanding debt and any additional debt we incur may have negative consequences on our business, including, among others: requiring us to use cash to pay the principal of and interest on our debt, thereby reducing the amount of cash available for other purposes; limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions, stock repurchases, dividends, general corporate or other purposes; and limiting our flexibility in planning for, or reacting to, changes in our business, industries or the market. Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which is subject to economic and political conditions, industry cycles and financial, business and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to, among other things: refinance or restructure all or a portion of our debt; reduce or delay planned capital or operating expenditures; reduce, suspend or eliminate our dividend payments and/or our stock repurchase program; or sell selected assets. Such measures might not be sufficient to enable us to service our debt. In addition, any such refinancing, restructuring or sale of assets might not be available on economically favorable terms or at all, and if prevailing interest rates at the time of any such refinancing or restructuring are higher than our current rates, interest expense related to such refinancing or restructuring would increase. Further, if there are adverse changes in the ratings assigned to our debt securities by credit rating agencies, our borrowing costs, our ability to access debt financing in the future and the terms of such debt could be adversely affected.
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
Tax rules may change in a manner that adversely affects our future reported results of operations or the way we conduct our business. In response to the 2017 Tax Cuts and Jobs Act and to better align our profits with our activities, we implemented certain restructuring in fiscal 2018 and 2019. After our restructuring, most of our income is taxable in the United States with a significant portion qualifying for preferential treatment as FDII (foreign-derived intangible income). Beginning in fiscal 2027, the effective tax rate for FDII increases from 13% to 16%. Further, if U.S. tax rates increase and/or the FDII deduction is eliminated or reduced, both of which have been proposed by the current U.S. presidential administration and Congress, our provision for income taxes, results of operations and cash flows would be adversely (potentially materially) affected. Also, if our customers move manufacturing operations to the United States, our FDII deduction may be reduced.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2020 Annual Report on Form 10-K. At March 28, 2021, the recorded value of our marketable equity securities was $336 million, which primarily consisted of holdings in certain Chinese companies that we may be required to divest by November 11, 2021 as a result of regulations in the U.S., which are subject to pending litigation between one of the Chinese companies and the U.S. government. As a result, the price and/or volatility of such investments may be affected in the future. At March 28, 2021, there have been no other material changes to the financial market risks described at September 27, 2020. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting in the second quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
We have provided updated Risk Factors in the section labeled “Risk Factors” in “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We do not believe those updates have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our 2020 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In January 2021, we entered into an Agreement and Plan of Merger (the Merger Agreement) for the acquisition of NuVia, Inc. (NUVIA), which transaction closed in March 2021. Pursuant to the Merger Agreement, we are obligated to issue shares of our common stock to three specific founders of NUVIA and certain affiliated entities of such founders from time to time upon the satisfaction of certain conditions specified in the Merger Agreement. These shares will be issued in transactions not involving a public offering pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act. During the quarter ended March 28, 2021, we became obligated to issue an aggregate of 104,013 shares of our common stock to the three founders of NUVIA and their affiliates, each of whom had advised us that he or such entity was an accredited investor.
Our purchases of our equity securities in the second quarter of fiscal 2021 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
December 28, 2020 to January 24, 2021	1,383	$154.23	1,383	$3,957
January 25, 2021 to February 21, 2021	3,949	148.98	3,949	3,368
February 22, 2021 to March 28, 2021	5,209	138.18	5,209	2,649
Total	10,541		10,541
(1)Average Price Paid Per Share excludes cash paid for commissions.
(2)On July 26, 2018, we announced a repurchase program authorizing us to repurchase up to $30 billion of our common stock. At March 28, 2021, $2.6 billion remained authorized for repurchase. The stock repurchase program has no expiration date. Shares withheld to satisfy statutory tax withholding requirements related to the vesting of share-based awards are not issued or considered stock repurchases under our stock repurchase program and, therefore, are excluded from the table above.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of January 12, 2021, among Qualcomm Technologies, Inc., Nile Acquisition Corporation and NuVia, Inc. (1)	8-K	1/13/2021	2.1
3.1	Amended and Restated Certificate of Incorporation.	8-K	4/20/2018	3.1
3.2	Amended and Restated Bylaws.	8-K	7/17/2018	3.1
4.1	Indenture, dated May 20, 2015, between the Company and U.S. Bank National Association, as trustee.	8-K	5/21/2015	4.1
4.2	Officers’ Certificate, dated May 20, 2015, for the Floating Rate Notes due 2018, the Floating Rate Notes due 2020, the 1.400% Notes due 2018, the 2.250% Notes due 2020, the 3.000% Notes due 2022, the 3.450% Notes due 2025, the 4.650% Notes due 2035 and the 4.800% Notes due 2045.	8-K	5/21/2015	4.2
4.3	Form of 3.000% Notes due 2022.	8-K	5/21/2015	4.7
4.4	Form of 3.450% Notes due 2025.	8-K	5/21/2015	4.8
4.5	Form of 4.650% Notes due 2035.	8-K	5/21/2015	4.9
4.6	Form of 4.800% Notes due 2045.	8-K	5/21/2015	4.10
4.7	Officers’ Certificate, dated May 26, 2017, for the Floating Rate Notes due 2019, the Floating Rate Notes due 2020, the Floating Rate Notes due 2023, the 1.850% Notes due 2019, the 2.100% Notes due 2020, the 2.600% Notes due 2023, the 2.900% Notes due 2024, the 3.250% Notes due 2027 and the 4.300% Notes due 2047.	8-K	5/31/2017	4.2
4.8	Form of Floating Rate Notes due 2023.	8-K	5/31/2017	4.5
4.9	Form of 2.600% Notes due 2023.	8-K	5/31/2017	4.8
4.10	Form of 2.900% Notes due 2024.	8-K	5/31/2017	4.9
4.11	Form of 3.250% Notes due 2027.	8-K	5/31/2017	4.10
4.12	Form of 4.300% Notes due 2047.	8-K	5/31/2017	4.11
4.13	Officers’ Certificate, dated May 8, 2020, for the 2.150% Notes due 2030 and the 3.250% Notes due 2050.	8-K	5/11/2020	4.2
4.14	Form of 2.150% Notes due 2030.	8-K	5/11/2020	4.3
4.15	Form of 3.250% Notes due 2050.	8-K	5/11/2020	4.4
4.16	Officers’ Certificate, dated August 14, 2020, for the 1.300% Notes due 2028 and the 1.650% Notes due 2032.	8-K	8/18/2020	4.2
4.17	Form of 1.300% Rule 144A Global Notes due 2028.	8-K	8/18/2020	4.3
4.18	Form of 1.300% Regulation S Global Notes due 2028.	8-K	8/18/2020	4.4
4.19	Form of 1.650% Rule 144A Global Notes due 2032.	8-K	8/18/2020	4.5
4.20	Form of 1.650% Regulation S Global Notes due 2032.	8-K	8/18/2020	4.6
4.21	Registration Rights Agreement, dated as of August 14, 2020.	8-K	8/18/2020	4.7

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
4.23	Officers’ Certificate, dated January 6, 2021, for the 1.300% Notes due 2028 and the 1.650% Notes due 2032.	10-Q	2/3/2021	4.23
4.24	Form of 1.300% Notes due 2028.	10-Q	2/3/2021	4.24
4.25	Form of 1.650% Notes due 2032.	10-Q	2/3/2021	4.25
10.4
Forms of Non-Employee Director Deferred Stock Unit Grant Notices and Non-Employee Director Deferred Stock Unit Agreements under the 2016 Long-Term Incentive Plan for Non-Employee Directors in Hong Kong. (2)
X
10.8
Forms of Non-Employee Director Deferred Stock Unit Grant Notices and Non-Employee Director Deferred Stock Unit Agreements under the 2016 Long-Term Incentive Plan for Non-Employee Directors in Singapore. (2)
X
10.23	Special Advisor Employment Agreement between the Company and Steven M. Mollenkopf dated as of January 4, 2021. (2)				X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Steve Mollenkopf.				X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Akash Palkhiwala.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Steve Mollenkopf.				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Akash Palkhiwala.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

QUALCOMM Incorporated
Dated: April 28, 2021	/s/ Akash Palkhiwala
Akash Palkhiwala
Executive Vice President and Chief Financial Officer