Form 10-Q
period 2021-06-27
QUALCOMM INC/DE
filed 2021-07-28
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2021
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock was 1,128 million at July 26, 2021.

QUALCOMM Incorporated
Form 10-Q
For the Quarter Ended June 27, 2021

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
•Changes in our patent licensing practices, whether due to governmental investigations, legal challenges or otherwise, could adversely impact our business and results of operations.
•The continued and future success of our licensing programs requires us to continue to evolve our patent portfolio and to renew or renegotiate license agreements that are expiring.
RISKS RELATED TO REGULATORY AND LEGAL CHALLENGES
•Our business may suffer as a result of adverse rulings in government investigations or proceedings.
RISKS RELATED TO SUPPLY AND MANUFACTURING
•We depend on a limited number of third-party suppliers for the procurement, manufacture, assembly and testing of our products manufactured in a fabless production model. If we fail to execute supply strategies that provide supply assurance, technology leadership and reasonable margins, our business and results of operations may be harmed. We are also subject to order and shipment uncertainties that could negatively impact our results of operations.
•There are numerous risks associated with the operation and control of our manufacturing facilities, including: a higher portion of fixed costs relative to a fabless model; environmental compliance and liability; impacts related to climate change; exposure to natural disasters, health crises and cyber-attacks; timely supply of equipment and materials; and various manufacturing issues.

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
RISKS RELATED TO CYBERSECURITY OR MISAPPROPRIATION OF OUR CRITICAL INFORMATION
•Our business and operations could suffer in the event of security breaches of our IT systems, or other misappropriation of our technology, intellectual property or other proprietary or confidential information.
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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)
(Unaudited)

	June 27, 2021	September 27, 2020
ASSETS
Current assets:
Cash and cash equivalents	$7,399	$6,707
Marketable securities	5,508	4,507
Accounts receivable, net	2,952	4,003
Inventories	3,133	2,598
Other current assets	701	704
Total current assets	19,693	18,519
Deferred tax assets	1,450	1,351
Property, plant and equipment, net	4,424	3,711
Goodwill	7,229	6,323
Other intangible assets, net	1,542	1,653
Other assets	4,431	4,037
Total assets	$38,769	$35,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,709	$2,248
Payroll and other benefits related liabilities	1,503	1,053
Unearned revenues	618	568
Short-term debt	2,045	500
Other current liabilities	4,585	4,303
Total current liabilities	11,460	8,672
Unearned revenues	475	761
Income taxes payable	1,714	1,872
Long-term debt	13,695	15,226
Other liabilities	3,248	2,986
Total liabilities	30,592	29,517

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,128 and 1,131 shares issued and outstanding, respectively	—	586
Retained earnings	7,993	5,284
Accumulated other comprehensive income	184	207
Total stockholders’ equity	8,177	6,077
Total liabilities and stockholders’ equity	$38,769	$35,594

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Revenues:
Equipment and services	$6,428	$3,794	$19,109	$11,376
Licensing	1,632	1,099	5,121	3,809
Total revenues	8,060	4,893	24,230	15,185
Costs and expenses:
Cost of revenues	3,404	2,080	10,325	6,489
Research and development	1,864	1,520	5,297	4,393
Selling, general and administrative	597	511	1,721	1,523
Other	—	—	—	(23)
Total costs and expenses	5,865	4,111	17,343	12,382
Operating income	2,195	782	6,887	2,803
Interest expense	(138)	(143)	(421)	(436)
Investment and other income, net	200	229	523	46
Income before income taxes	2,257	868	6,989	2,413
Income tax expense	(230)	(23)	(744)	(175)
Net income	$2,027	$845	$6,245	$2,238

Basic earnings per share	$1.80	$0.75	$5.52	$1.97
Diluted earnings per share	$1.77	$0.74	$5.43	$1.95
Shares used in per share calculations:
Basic	1,129	1,127	1,132	1,137
Diluted	1,145	1,139	1,151	1,150

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Net income	$2,027	$845	$6,245	$2,238
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation gains (losses)	10	8	64	(5)
Net unrealized gains (losses) on available-for-sale debt securities	2	22	(4)	17
Net unrealized (losses) gains on derivative instruments	(91)	30	(45)	2
Other (losses) gains	—	—	(3)	7
Certain reclassifications included in net income	(18)	(3)	(35)	(9)
Total other comprehensive (loss) income	(97)	57	(23)	12
Comprehensive income	$1,930	$902	$6,222	$2,250

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	June 27, 2021	June 28, 2020
Operating Activities:
Net income	$6,245	$2,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,157	1,054
Income tax provision less than income tax payments	(358)	(459)
Share-based compensation expense	1,238	899
Net gains on marketable securities and other investments	(487)	(269)
Impairment losses on other investments	24	349
Other items, net	(73)	(108)
Changes in assets and liabilities:
Accounts receivable, net	1,052	622
Inventories	(509)	(938)
Other assets	39	(139)
Trade accounts payable	449	745
Payroll, benefits and other liabilities	805	277
Unearned revenues	(123)	(198)
Net cash provided by operating activities	9,459	4,073
Investing Activities:
Capital expenditures	(1,458)	(1,059)
Purchases of debt and equity marketable securities	(5,458)	(4,818)
Proceeds from sales and maturities of debt and equity marketable securities	4,482	1,011
Acquisitions and other investments, net of cash acquired	(1,284)	(159)
Proceeds from other investments	234	58
Other items, net	78	42
Net cash used by investing activities	(3,406)	(4,925)
Financing Activities:
Proceeds from short-term debt	2,185	2,286
Repayment of short-term debt	(2,185)	(2,285)
Proceeds from long-term debt	—	1,989
Repayment of long-term debt	—	(2,000)
Proceeds from issuance of common stock	174	176
Repurchases and retirements of common stock	(2,595)	(2,450)
Dividends paid	(2,240)	(2,148)
Payments of tax withholdings related to vesting of share-based awards	(710)	(329)
Other items, net	(25)	(110)
Net cash used by financing activities	(5,396)	(4,871)
Effect of exchange rate changes on cash and cash equivalents	35	4
Net increase (decrease) in total cash and cash equivalents	692	(5,719)
Total cash and cash equivalents at beginning of period	6,707	11,839
Total cash and cash equivalents at end of period	$7,399	$6,120
See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Total stockholders’ equity, beginning balance	$7,424	$3,045	$6,077	$4,909

Common stock and paid-in capital:
Balance at beginning of period	$—	$—	$586	$343
Common stock issued under employee benefit plans	—	—	174	174
Repurchases and retirements of common stock	(240)	(110)	(1,369)	(1,042)
Share-based compensation	449	317	1,309	967
Tax withholdings related to vesting of share-based payments	(209)	(94)	(710)	(329)
Stock awards assumed in acquisition	—	—	10	—
Balance at end of period	—	113	—	113

Retained earnings:
Balance at beginning of period	7,143	2,990	5,284	4,466
Net income	2,027	845	6,245	2,238
Repurchases and retirements of common stock	(390)	—	(1,226)	(1,408)
Dividends	(787)	(754)	(2,310)	(2,215)
Balance at end of period	7,993	3,081	7,993	3,081

Accumulated other comprehensive income:
Balance at beginning of period	281	55	207	100
Other comprehensive (loss) income	(97)	57	(23)	12
Balance at end of period	184	112	184	112

Total stockholders’ equity, ending balance	$8,177	$3,306	$8,177	$3,306

Dividends per share announced	$0.68	$0.65	$1.98	$1.89
See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies Update
Financial Statement Preparation. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended September 27, 2020. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three and nine months ended June 27, 2021 and June 28, 2020 included 13 weeks and 39 weeks, respectively.
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
Recently Adopted Accounting Guidance.
Financial Assets: In June 2016, the Financial Accounting Standards Board (FASB) issued new accounting guidance that changed the accounting for recognizing impairments of financial assets. Under the new accounting guidance, credit losses for financial assets held at amortized cost (such as accounts receivable) are estimated based on expected losses rather than the previous incurred loss impairment model. The new accounting guidance also eliminated the concept of other-than-temporary impairment with credit losses related to available-for-sale debt securities recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. We adopted the new accounting guidance in the first quarter of fiscal 2021 under the modified retrospective transition method, except for certain available-for-sale debt securities where the prospective transition method was required, and as a result, prior period results have not been restated. The impact upon adoption was not material to our condensed consolidated financial statements. The future impact of such accounting guidance will largely depend on the future composition and credit quality of our investment portfolio and accounts receivable, as well as future economic conditions.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2. Composition of Certain Financial Statement Items

Inventories (in millions)
	June 27, 2021	September 27, 2020
Raw materials	$231	$94
Work-in-process	1,422	1,155
Finished goods	1,480	1,349
	$3,133	$2,598

Short-term Debt (in millions)
	June 27, 2021	September 27, 2020
Commercial paper	$500	$500
Current portion of long-term debt	1,545	—
	$2,045	$500
Revolving Credit Facility. On December 8, 2020, we entered into a Revolving Credit Facility replacing our prior Amended and Restated Revolving Credit Facility. There were no outstanding borrowings under the Amended and Restated Revolving Credit Facility at the time of termination. The Revolving Credit Facility provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.5 billion, which expires on December 8, 2025. At June 27, 2021, no amounts were outstanding under the Revolving Credit Facility. The Revolving Credit Facility requires that we comply with certain financial covenants, including that we maintain an interest coverage ratio, as defined in the agreement. At June 27, 2021, we were in compliance with the applicable covenants under the Revolving Credit Facility.
Interest Rate Swaps. During the nine months ended June 27, 2021, we entered into forward-starting interest rate swaps to hedge the variability of forecasted interest payments on anticipated debt issuances through 2025. At June 27, 2021, the notional amount of the forward-starting interest rate swaps outstanding, which are denominated in U.S. dollars, was $2.6 billion. The fair values of the forward-starting interest rate swaps recorded in other current liabilities and other noncurrent liabilities were $38 million and $38 million, respectively, at June 27, 2021.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Handsets (1)	$3,863	$2,457	$12,144	$7,461
RFFE (2)	957	447	2,921	1,509
Automotive (3)	253	138	705	456
IoT (internet of things) (4)	1,399	765	3,517	2,100
Total QCT revenues	$6,472	$3,807	$19,287	$11,526
(1) Includes revenues from products sold for use in mobile handsets, excluding RFFE (radio frequency front-end) components.
(2) Includes all revenues from sales of 4G, 5G sub-6 and 5G millimeter wave RFFE products (a substantial portion of which are sold for use in handsets) and excludes radio frequency transceiver components.
(3) Includes revenues from products sold for use in automobiles, including telematics, connectivity and infotainment (also known as digital cockpit).
(4) Primarily includes products sold for use in the following industry segments and applications: consumer (including computing, voice and music and XR), industrial (including handhelds, retail, transportation and logistics, and utilities) and edge networking (including mobile broadband and wireless access points).
Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were $170 million and $258 million for the three and nine months ended June 27, 2021, respectively, and primarily related to certain QCT customer incentives, the release of a variable constraint against revenues not previously allocated to our segment results (Note 6), and QTL royalty revenues recognized related to devices sold in prior periods (including adjustments to prior period royalty estimates, which includes the impact of the reporting by our licensees of actual royalties due). Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were $141 million and $258 million for the three and nine months ended June 28, 2020, respectively, and primarily related to QTL royalty revenues recognized related to devices sold in prior periods (including adjustments to prior period royalty estimates, which includes the impact of the reporting by our licensees of actual royalties due) and certain QCT customer incentives.
Unearned revenues (which are considered contract liabilities) consist primarily of license fees for intellectual property with continuing performance obligations. In the nine months ended June 27, 2021 and June 28, 2020, we recognized revenues of $437 million and $424 million, respectively, that were recorded as unearned revenues at September 27, 2020 and September 29, 2019, respectively.
Remaining performance obligations, substantially all of which are included in unearned revenues, represent the aggregate amount of the transaction price of certain customer contracts yet to be recognized as revenues as of the end of the reporting period and exclude revenues related to (a) contracts that have an original expected duration of one year or less and (b) sales-based royalties (i.e., future royalty revenues) pursuant to our license agreements. Our remaining performance obligations are primarily comprised of certain customer contracts for which QTL received license fees upfront. At June 27, 2021, we had $1.1 billion of remaining performance obligations, of which $143 million, $567 million, $274 million, $88 million and $31 million was expected to be recognized as revenues for the remainder of fiscal 2021 and each of the subsequent four years from fiscal 2022 through 2025, respectively, and $2 million thereafter.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Customer/licensee (v)	16%	*	22%	*
Customer/licensee (w)	16	14%	14	15%
Customer/licensee (x)	13	17	14	20
Customer/licensee (y)	10	11	10	10
Customer/licensee (z)	*	10	*	*
* Less than 10%
Accounts receivable at September 27, 2020 included approximately $1.3 billion, excluding the impact of foreign withholding taxes, from Huawei related to the remaining amounts due under the previously disclosed settlement agreement and estimated royalties for sales made in the September 2020 quarter. Since September 27, 2020 and subsequent to June 27, 2021, Huawei paid all such amounts, including the final installment under the settlement agreement in accordance with the agreed upon payment schedule.
Other Income, Costs and Expenses. Other income in the nine months ended June 28, 2020 consisted of a $23 million gain related to a favorable legal settlement.

Investment and Other Income, Net (in millions)
	Three Months Ended		Nine Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Interest and dividend income	$21	$30	$63	$135
Net gains on marketable securities	53	117	86	183
Net gains on other investments	97	48	307	84
Net gains on deferred compensation plan assets	38	57	115	16
Impairment losses on other investments	(7)	(12)	(24)	(349)
Net gains (losses) on derivative investments	—	1	(7)	2
Equity in net earnings (losses) of investees	1	(6)	12	(21)
Net losses on foreign currency transactions	(3)	(6)	(29)	(4)
	$200	$229	$523	$46
Note 3. Income Taxes
We estimate our annual effective income tax rate to be 11% for fiscal 2021, which is lower than the U.S. federal statutory rate, primarily due to a significant portion of our income qualifying for preferential treatment as foreign-derived intangible income (FDII) at a 13% effective tax rate, excess tax benefits associated with share-based awards and benefits from our federal research and development tax credit. The effective tax rate of 10% for the third quarter of fiscal 2021 was lower than the estimated annual effective tax rate of 11% primarily due to $64 million of discrete net tax benefits recorded in the third quarter of fiscal 2021, which principally related to excess tax benefits associated with share-based awards that vested in the third fiscal quarter. The effective tax rate of 3% for the third quarter of fiscal 2020 included benefits recorded in the third quarter of fiscal 2020, which principally related to certain releases of our valuation allowance on capital losses, a higher FDII deduction and foreign tax credit utilization.
Unrecognized tax benefits were $2.0 billion and $1.9 billion at June 27, 2021 and September 27, 2020, respectively, and primarily related to our refund claim of Korean withholding tax. If successful, the refund will result in a corresponding reduction in U.S. foreign tax credits. We expect that the total amount of unrecognized tax benefits at June 27, 2021 will increase in the next 12 months as licensees in Korea continue to withhold taxes on future payments due under their licensing agreements at a rate higher than we believe is owed; such increase is not expected to have a significant impact on our income tax provision.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4. Capital Stock
Stock Repurchase Program. On July 26, 2018, we announced a stock repurchase program authorizing us to repurchase up to $30 billion of our common stock. The stock repurchase program has no expiration date.
In the nine months ended June 27, 2021 and June 28, 2020, we repurchased and retired 18 million and 31 million shares, respectively, for $2.6 billion and $2.5 billion, respectively, before commissions. To reflect share repurchases in the consolidated balance sheet, we (i) reduce common stock for the par value of the shares, (ii) reduce paid-in capital for the amount in excess of par to zero during the quarter in which the shares are repurchased and (iii) record the residual amount, if any, to retained earnings. At June 27, 2021, $2.0 billion remained authorized for repurchase under our stock repurchase program.
Dividends. On July 14, 2021, we announced a cash dividend of $0.68 per share on our common stock, payable on September 23, 2021 to stockholders of record as of the close of business on September 2, 2021.
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

	Three Months Ended		Nine Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Dilutive common share equivalents included in diluted shares	16	12	19	13
Shares of common stock equivalents not included because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period	—	3	—	1
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
In the third quarter of fiscal 2019, we recorded a charge of $275 million to other expenses related to this EC fine. We provided a financial guarantee in the first quarter of fiscal 2020 to satisfy the obligation in lieu of cash payment while we appeal the EC’s decision. The fine is accruing interest at a rate of 1.50% per annum while it is outstanding. In the fourth quarter of fiscal 2019, we designated the liability as a hedge of our net investment in certain foreign subsidiaries, with gains and losses recorded in accumulated other comprehensive income as a component of the foreign currency translation adjustment. At June 27, 2021, the liability, including related foreign currency losses and accrued interest (which, to the extent they were not related to the net investment hedge, were recorded in investment and other income, net), was $296 million and included in other current liabilities.
European Commission (EC) Investigation: On October 15, 2014, the EC notified us that it was conducting an investigation of us relating to Articles 101 and/or 102 of the Treaty on the Functioning of the European Union (TFEU). On July 16, 2015, the EC announced that it had initiated formal proceedings in this matter. On January 24, 2018, the EC issued a decision finding that pursuant to an agreement with Apple Inc. we paid significant amounts to Apple on the condition that it exclusively use our baseband chipsets in its smartphones and tablets, reducing Apple’s incentives to source baseband chipsets from our competitors and harming competition and innovation for certain baseband chipsets, and imposed a fine of 997 million euros. On April 6, 2018, we filed an appeal of the EC’s decision with the General Court of the European Union. From May 4, 2021 to May 6, 2021, a hearing on our appeal was held before the court. The court has not yet issued a ruling. We believe that our business practices do not violate the EU competition rules.
In the first quarter of fiscal 2018, we recorded a charge of $1.2 billion to other expenses related to this EC fine. We provided financial guarantees in the third quarter of fiscal 2018 to satisfy the obligation in lieu of cash payment while we appeal the EC’s decision. The fine is accruing interest at a rate of 1.50% per annum while it is outstanding. In the first quarter of fiscal 2019, we designated the liability as a hedge of our net investment in certain foreign subsidiaries, with gains and losses recorded in accumulated other comprehensive income as a component of the foreign currency translation adjustment. At June 27, 2021, the liability, including related foreign currency losses and accrued interest (which, to the extent they were

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
not related to the net investment hedge, were recorded in investment and other income, net), was $1.2 billion and included in other current liabilities.
Contingent losses and other considerations: We will continue to vigorously defend ourselves in the foregoing matters. However, litigation and investigations are inherently uncertain, and we face difficulties in evaluating or estimating likely outcomes or ranges of possible loss in antitrust and trade regulation investigations in particular. Other than with respect to the EC fines, we have not recorded any accrual at June 27, 2021 for contingent losses associated with these matters based on our belief that losses, while reasonably possible, are not probable. Further, any possible amount or range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. We are engaged in numerous other legal actions not described above arising in the ordinary course of our business (for example, proceedings relating to employment matters or the initiation or defense of proceedings relating to intellectual property rights) and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
Long-term Capacity Commitments. In the third quarter of fiscal 2021, we entered into several multi-year capacity purchase commitments with certain suppliers of our integrated circuit products. Failure to meet future minimum purchase volumes may result in incremental fees or the loss of amounts paid in advance. We currently expect to meet all future minimum purchase volume commitments in addition to other requirements related to advance and/or ongoing payment obligations. As a result of these arrangements, our future purchase obligation commitments have increased materially since September 27, 2020. As of June 27, 2021, approximately $900 million remained unpaid related to advance and/or ongoing payments under these agreements.
Note 6. Segment Information
We are organized on the basis of products and services and have three reportable segments. Our operating segments reflect the way our businesses and management/reporting structure are organized internally and the way our Chief Operating Decision Maker (CODM), who is our CEO, reviews financial information, makes operating decisions and assesses business performance. We also consider, among other items, the way budgets and forecasts are prepared and reviewed and the basis on which executive compensation is determined, as well as the similarity of business activities within our operating segments, such as the nature of products, the level of shared products, technology and other resources, production processes and customer base. We conduct business primarily through our QCT semiconductor business and our QTL licensing business. QCT develops and supplies integrated circuits and system software based on 3G/4G/5G and other technologies for use in mobile devices, wireless networks, devices used in IoT, broadband gateway equipment, consumer electronic devices and automotive systems for telematics and infotainment. QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture, sale or use of certain wireless products. Our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments and includes revenues and related costs associated with development contracts with an investee. We also have nonreportable segments, including QGOV (Qualcomm Government Technologies), our cloud AI inference processing initiative and other technology and service initiatives.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below presents revenues and EBT for reportable segments (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Revenues
QCT	$6,472	$3,807	$19,287	$11,526
QTL	1,489	1,044	4,762	3,520
QSI	11	3	30	33
Reconciling items	88	39	151	106
Total	$8,060	$4,893	$24,230	$15,185
EBT
QCT	$1,795	$603	$5,299	$1,748
QTL	1,053	646	3,514	2,335
QSI	156	153	412	(58)
Reconciling items	(747)	(534)	(2,236)	(1,612)
Total	$2,257	$868	$6,989	$2,413
Reconciling items for revenues and EBT in the previous table were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Revenues
Nonreportable segments	$34	$39	$97	$106
Unallocated revenues (Note 2)	54	—	54	—
	$88	$39	$151	$106
EBT
Unallocated revenues (Note 2)	$54	$—	$54	$—
Unallocated cost of revenues	(73)	(87)	(220)	(262)
Unallocated research and development expenses	(505)	(271)	(1,325)	(746)
Unallocated selling, general and administrative expenses	(125)	(103)	(418)	(275)
Unallocated other income (Note 2)	—	—	—	23
Unallocated interest expense	(138)	(142)	(420)	(434)
Unallocated investment and other income, net	55	76	140	129
Nonreportable segments	(15)	(7)	(47)	(47)
	$(747)	$(534)	$(2,236)	$(1,612)
Note 7. Acquisitions
On March 16, 2021 (the Closing Date), we completed the acquisition of NuVia, Inc. (NUVIA) for $1.1 billion (net of cash acquired), substantially all of which was paid in cash. In connection with the acquisition, we assumed or replaced unvested NUVIA stock awards with Qualcomm stock awards with an estimated fair value of $258 million, for which $10 million was attributable to pre-acquisition services and included in the purchase price, and the remaining amount is recognized as compensation expense over the related post-acquisition requisite service period of up to four years.
NUVIA has certain in-process technologies and is comprised of a CPU (central processing unit) and technology design team with expertise in high performance processors, SoC (system-on-chip) and power management for compute-intensive devices and applications. Upon completion of development, NUVIA’s technologies are expected to be integrated into certain QCT products.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We have not finalized the purchase price allocation. Accordingly, the preliminary purchase price allocation shown below could change as the fair values of the assets acquired and liabilities assumed, and the related income tax effects, are finalized during the remainder of the measurement period (which will not exceed 12 months from the Closing Date). The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values was as follows (in millions):

Cash	$174
In-process research and development (IPR&D)	247
Goodwill	887
Other assets	25
Total assets	1,333
Liabilities	(69)
Net assets acquired	$1,264
Goodwill recognized in this transaction is not deductible for tax purposes and was allocated to our QCT segment for annual impairment testing purposes. Goodwill is primarily attributable to assembled workforce and certain revenue and cost synergies expected to arise after the acquisition. IPR&D is related to a single project, which is expected to be completed in fiscal 2023 and, upon completion, will be amortized over its useful life, which is expected to be seven years. The estimated fair value of the IPR&D asset acquired was determined using an income approach based on significant inputs that were not observable.
Our results of operations for the three and nine months ended June 27, 2021 included the operating results of NUVIA since the Closing Date, the amounts of which were not material. Pro forma results of operations have not been presented because the effects of this acquisition were not material to our condensed consolidated results of operations.
Note 8. Fair Value Measurements
The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 27, 2021 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$3,147	$3,022	$—	$6,169
Marketable securities:
Corporate bonds and notes	—	5,035	—	5,035
Equity securities	303	—	—	303
Mortgage- and asset-backed securities	—	160	—	160
U.S. Treasury securities and government-related securities	—	10	—	10
Total marketable securities	303	5,205	—	5,508
Derivative instruments	—	40	—	40
Other investments	664	—	9	673
Total assets measured at fair value	$4,114	$8,267	$9	$12,390
Liabilities
Derivative instruments	$—	$88	$—	$88
Other liabilities	664	—	—	664
Total liabilities measured at fair value	$664	$88	$—	$752
Activity within Level 3 of the Fair Value Hierarchy. Other investments included in Level 3 at June 27, 2021 were comprised of non-marketable debt instruments. Activity for marketable securities and other investments classified within Level 3 was insignificant during the nine months ended June 27, 2021 (primarily related to sales of auction rate securities and settlements of non-marketable debt instruments) and the nine months ended June 28, 2020 (primarily related to impairments of certain non-marketable debt instruments and purchases of non-marketable debt instruments). Activity for other liabilities

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
classified within Level 3 was insignificant during the nine months ended June 28, 2020 (primarily related to payments of contingent consideration related to a certain business acquisition).
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis. We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include equity method and non-marketable equity investments, assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the nine months ended June 27, 2021 and June 28, 2020, certain of our non-marketable equity investments were written down to their estimated fair values, which was recorded as a component of impairment losses on other investments in investment and other income, net (Note 2), and certain other non-marketable equity investments were remeasured to their estimated fair values based on observable price changes in orderly transactions for identical or similar securities, which is recorded as a component of net gains on other investments in investment and other income, net (Note 2). The estimation of fair value used in the fair value measurements required the use of significant unobservable inputs, and as a result, the fair value measurements were classified as Level 3.
Long-term Debt. At June 27, 2021 and September 27, 2020, the aggregate fair value of our outstanding floating- and fixed-rate notes, based on Level 2 inputs, was approximately $17.0 billion and $17.5 billion, respectively.
Note 9. Marketable Securities
Our marketable securities were comprised as follows (in millions):

	Current		Noncurrent (1)
	June 27, 2021	September 27, 2020	June 27, 2021	September 27, 2020
Available-for-sale debt securities:
Corporate bonds and notes	$5,035	$4,049	$—	$—
Mortgage- and asset-backed and auction rate securities	160	66	—	35
U.S. Treasury securities and government-related securities	10	10	—	—
Total available-for-sale debt securities	5,205	4,125	—	35
Equity securities	303	352	—	—
Time deposit (2)	—	30	—	—
Total marketable securities	$5,508	$4,507	$—	$35
(1) Noncurrent marketable securities were included in other assets.
(2) At September 27, 2020, marketable securities also included a time deposit with an original maturity of greater than 90 days.
The contractual maturities of available-for-sale debt securities were as follows (in millions):

June 27, 2021
Years to Maturity
Less than one year	$1,938
One to five years	3,107
No single maturity date	160
Total	$5,205
Debt securities with no single maturity date included mortgage- and asset-backed securities.

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
This Quarterly Report (including but not limited to this section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, investments, financial condition, results of operations, cash flows and prospects. Forward-looking statements further include but are not limited to statements regarding industry, market, business, product, technology, commercial, competitive or consumer trends, including seasonality; the 5G transition; our businesses, growth potential or strategies, or factors that may impact them; challenges to our licensing business, including by licensees, governments, governmental agencies or regulators, standards bodies or others; challenges to our QCT business; other legal or regulatory matters; competition; new or expanded product areas, adjacent industry segments and applications; costs or expenditures including research and development, selling, general and administrative, restructuring or restructuring-related charges, working capital or information technology (IT) systems; our debt, financing, stock repurchase or dividend programs; our liquidity and capital resources, including our expected increase in operating cash outflows to secure long-term capacity commitments with certain of our suppliers; strategic investments or acquisitions, and the anticipated timing or benefits thereof; the potential impacts of the COVID-19 pandemic; adoption and application of future accounting guidance; tax law changes; our tax structure or strategies; U.S./China trade or national security policies; and the potential business or financial statement impacts of any of the above, among others. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report.
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
Third Quarter Fiscal 2021 Overview
Revenues for the third quarter of fiscal 2021 were $8.1 billion, an increase of 65% compared to the year ago quarter, with net income of $2.0 billion, an increase of 140% compared to the year ago quarter. Highlights from the third quarter of fiscal 2021 included:
•QCT revenues increased by 70% in the third quarter of fiscal 2021 compared to the year ago quarter, primarily due to an increase in demand for 5G products across handsets and RFFE, in part reflecting a recovery of the negative impacts of COVID-19, along with higher automotive and IoT revenues.
•QTL revenues increased by 43% in the third quarter of fiscal 2021 compared to the year ago quarter, primarily due to an increase in estimated sales of 3G/4G/5G-based multimode products, which was primarily driven by a recovery from the negative impacts of COVID-19.
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
Seasonality. Many of our products and much of our intellectual property are incorporated into consumer wireless devices, which are subject to seasonality and other fluctuations in demand. Our revenues have historically fluctuated based on consumer demand for devices, as well as on the timing of customer/licensee device launches and/or innovation cycles (such as the transition to the next generation of wireless technologies). This has resulted in fluctuations in QCT revenues in advance of and during device launches incorporating our products and in QTL revenues when licensees’ sales occur. We expect QCT revenues to continue to be impacted by seasonal trends related to product launch timing for sales made to Apple under our multi-year chipset supply agreement. These trends may or may not continue in the future and have been impacted in the past by declines in consumer demand resulting from COVID-19. Further, the trends for QTL have been, and may in the future be, impacted by disputes and/or resolutions with licensees and/or governmental investigations or proceedings.
Results of Operations

Revenues (in millions)
	Three Months Ended			Nine Months Ended
	June 27, 2021	June 28, 2020	Change	June 27, 2021	June 28, 2020	Change
Equipment and services	$6,428	$3,794	$2,634	$19,109	$11,376	$7,733
Licensing	1,632	1,099	533	5,121	3,809	1,312
	$8,060	$4,893	$3,167	$24,230	$15,185	$9,045
Third quarter 2021 vs. 2020
The increase in revenues in the third quarter of fiscal 2021 was primarily due to:
+    $2.6 billion in higher equipment and services revenues from our QCT segment
+    $445 million in higher licensing revenues from our QTL segment
First nine months 2021 vs. 2020
The increase in revenues in the first nine months of fiscal 2021 was primarily due to:
+    $7.7 billion in higher equipment and services revenues from our QCT segment
+    $1.2 billion in higher licensing revenues from our QTL segment

Costs and Expenses (in millions, except percentages)
	Three Months Ended			Nine Months Ended
	June 27, 2021	June 28, 2020	Change	June 27, 2021	June 28, 2020	Change
Cost of revenues	$3,404	$2,080	$1,324	$10,325	$6,489	$3,836
Gross margin	58%	57%		57%	57%
Third quarter 2021 vs. 2020
Gross margin percentage increased in the third quarter of fiscal 2021 primarily due to higher QTL revenues.
First nine months 2021 vs. 2020
Gross margin percentage remained flat in the first nine months of fiscal 2021.

	Three Months Ended			Nine Months Ended
	June 27, 2021	June 28, 2020	Change	June 27, 2021	June 28, 2020	Change
Research and development	$1,864	$1,520	$344	$5,297	$4,393	$904
% of revenues	23%	31%		22%	29%
Third quarter 2021 vs. 2020
The increase in research and development expenses in the third quarter of fiscal 2021 was primarily due to:
+    $248 million increase driven by higher costs related to the development of wireless and integrated circuit technologies (including 5G and application processor technologies), a portion of which was attributable to higher employee cash incentive program costs
+    $103 million increase in share-based compensation expense
First nine months 2021 vs. 2020
The increase in research and development expenses in the first nine months of fiscal 2021 was primarily due to:
+    $585 million increase driven by higher costs related to the development of wireless and integrated circuit technologies (including 5G and application processor technologies), a portion of which was attributable to higher employee cash incentive program costs
+    $267 million increase in share-based compensation expense
+    $52 million increase in expenses driven by revaluation of our deferred compensation obligation on improved stock market performance (which resulted in a corresponding increase in net gains on deferred compensation plan assets within investment and other income, net due to the revaluation of the related assets)

	Three Months Ended			Nine Months Ended
	June 27, 2021	June 28, 2020	Change	June 27, 2021	June 28, 2020	Change
Selling, general and administrative	$597	$511	$86	$1,721	$1,523	$198
% of revenues	7%	10%		7%	10%
Third quarter 2021 vs. 2020
The increase in selling, general and administrative expenses in the third quarter of fiscal 2021 was primarily due to:
+    $101 million increase in employee-related expenses, a portion of which was attributable to higher employee cash incentive program costs
+    $23 million increase in share-based compensation expense
-    $23 million decrease in litigation costs
First nine months 2021 vs. 2020
The increase in selling, general and administrative expenses in the first nine months of fiscal 2021 was primarily due to:
+    $120 million increase in employee-related expenses, primarily driven by higher employee cash incentive program costs
+    $66 million increase in share-based compensation expense
+    $46 million increase in expenses driven by revaluation of our deferred compensation obligation on improved stock market performance (which resulted in a corresponding increase in net gains on deferred compensation plan assets within investment and other income, net due to the revaluation of the related assets)
-    $61 million decrease in litigation costs

	Three Months Ended			Nine Months Ended
	June 27, 2021	June 28, 2020	Change	June 27, 2021	June 28, 2020	Change
Other	$—	$—	$—	$—	$(23)	$23
First nine months 2020
Other income in the first nine months of fiscal 2020 consisted of a $23 million gain related to a favorable legal settlement.

Interest Expense and Investment and Other Income, Net (in millions)
	Three Months Ended			Nine Months Ended
	June 27, 2021	June 28, 2020	Change	June 27, 2021	June 28, 2020	Change
Interest expense	$138	$143	$(5)	$421	$436	$(15)
Investment and other income, net
Interest and dividend income	$21	$30	$(9)	$63	$135	$(72)
Net gains on marketable securities	53	117	(64)	86	183	(97)
Net gains on other investments	97	48	49	307	84	223
Net gains on deferred compensation plan assets	38	57	(19)	115	16	99
Impairment losses on other investments	(7)	(12)	5	(24)	(349)	325
Net gains (losses) on derivative instruments	—	1	(1)	(7)	2	(9)
Equity in net earnings (losses) of investees	1	(6)	7	12	(21)	33
Net losses on foreign currency transactions	(3)	(6)	3	(29)	(4)	(25)
	$200	$229	$(29)	$523	$46	$477
Net gains on other investments for the nine months ended June 27, 2021 was driven primarily by realized gains resulting from the sale of certain of our QSI non-marketable investments. The impairment losses on other investments for the nine months ended June 28, 2020 were due in part to the impact COVID-19 had on certain of our investees. A significant portion of the impairment losses related to our investment in OneWeb who filed for bankruptcy in the second quarter of fiscal 2020.
Income Tax Expense (in millions, except percentages)
The following table summarizes the primary factors that caused our income tax provision to differ from the expected income tax provision at the U.S. federal statutory rate:

	Three Months Ended		Nine Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Expected income tax provision at federal statutory tax rate	$474	$182	$1,468	$507
Benefit from foreign-derived intangible income (FDII) deduction	(119)	(52)	(308)	(140)
Excess tax benefit associated with share-based awards	(74)	(20)	(258)	(76)
Benefit related to the research and development tax credit	(40)	(24)	(138)	(84)
Audit settlement with Internal Revenue Service	—	—	55	—
Foreign currency gains related to foreign withholding tax receivable	(1)	(11)	(47)	(7)
Benefit from releasing valuation allowance on capital losses	(5)	(41)	(21)	(72)
Other	(5)	(11)	(7)	47
Income tax expense	$230	$23	$744	$175
Effective tax rate	10%	3%	11%	7%
We estimate our annual effective income tax rate to be 11% for fiscal 2021, which is lower than the U.S. federal statutory rate, primarily due to a significant portion of our income qualifying for preferential treatment as foreign-derived intangible income (FDII) at a 13% effective tax rate, excess tax benefits associated with share-based awards and benefits from our federal research and development tax credit.
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
Segment Results
The following should be read in conjunction with our financial results for the third quarter and first nine months of fiscal 2021 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Segment Information.”
QCT Segment (in millions, except percentages)

	Three Months Ended			Nine Months Ended
	June 27, 2021	June 28, 2020	Change	June 27, 2021	June 28, 2020	Change
Revenues
Handsets (1)	$3,863	$2,457	$1,406	$12,144	$7,461	$4,683
RFFE (2)	957	447	510	2,921	1,509	1,412
Automotive (3)	253	138	115	705	456	249
IoT (internet of things) (4)	1,399	765	634	3,517	2,100	1,417
Total revenues	$6,472	$3,807	$2,665	$19,287	$11,526	$7,761
EBT (5)	$1,795	$603	$1,192	$5,299	$1,748	$3,551
EBT as a % of revenues	28%	16%	12 points	27%	15%	12 points
(1) Includes revenues from products sold for use in mobile handsets, excluding RFFE (radio frequency front-end) components.
(2) Includes all revenues from sales of 4G, 5G sub-6 and 5G millimeter wave RFFE products (a substantial portion of which are sold for use in handsets) and excludes radio frequency transceiver components.
(3) Includes revenues from products sold for use in automobiles, including telematics, connectivity and infotainment (also known as digital cockpit).
(4) Primarily includes products sold for use in the following industry segments and applications: consumer (including computing, voice and music and XR), industrial (including handhelds, retail, transportation and logistics, and utilities) and edge networking (including mobile broadband and wireless access points).
(5) Earnings (loss) before income taxes.
Substantially all of QCT’s revenues consist of equipment and services revenues, which were $6.4 billion and $3.8 billion in the third quarter of fiscal 2021 and 2020, respectively, and $19.0 billion and $11.3 billion in the first nine months of fiscal 2021 and 2020, respectively. QCT handsets, automotive and IoT revenues mostly relate to sales of our stand-alone Mobile Data Modems, Snapdragon platforms (which include processors and modems), radio frequency transceiver, power management and wireless connectivity integrated chipsets.
QCT results for the third quarter and first nine months of fiscal 2021 compared to the prior year reflect a recovery from the negative impacts of COVID-19.
Third quarter 2021 vs. 2020
The increase in QCT revenues in the third quarter of fiscal 2021 was primarily due to:
+    higher handsets revenues, primarily driven by $893 million in higher chipset shipments and $445 million in higher revenues per chipset, both of which were primarily due to an increase in demand for 5G products from Apple and other major OEMs
+    higher RFFE revenues, primarily driven by an increase in demand for 4G/5G products from major OEMs
+    higher automotive revenues, primarily driven by an increase in demand for telematics and infotainment products
+    higher IoT revenues, primarily driven by an increase in demand across consumer, edge networking and industrial
QCT EBT as a percentage of revenues increased in the third quarter of fiscal 2021 primarily due to:
+    higher revenues
-    higher operating expenses, primarily driven by higher research and development expenses
First nine months 2021 vs. 2020
The increase in QCT revenues in the first nine months of fiscal 2021 was primarily due to:
+    higher handsets revenues, primarily driven by $3.2 billion in higher chipset shipments and $1.3 billion in higher revenues per chipset, both of which were primarily due to an increase in demand for 5G products from Apple and other major OEMs

+    higher RFFE revenues, primarily driven by an increase in demand for 4G/5G products from Apple and other major OEMs
+    higher automotive revenues, primarily driven by an increase in demand for telematics and infotainment products
+    higher IoT revenues, primarily driven by an increase in demand across consumer, edge networking and industrial
QCT EBT as a percentage of revenues increased in the first nine months of fiscal 2021 primarily due to:
+    higher revenues
-    higher operating expenses, primarily driven by higher research and development expenses
QTL Segment (in millions, except percentages)

	Three Months Ended			Nine Months Ended
	June 27, 2021	June 28, 2020	Change	June 27, 2021	June 28, 2020	Change
Licensing revenues	$1,489	$1,044	$445	$4,762	$3,520	$1,242
EBT	1,053	646	407	3,514	2,335	1,179
EBT as a % of revenues	71%	62%	9 points	74%	66%	8 points
As a result of the global patent license agreement entered into with Huawei in July 2020, QTL results for the first nine months of fiscal 2021 included revenues for royalties due on sales made by Huawei in the December 2020, March 2021 and June 2021 quarters. We did not record any revenues in the first nine months of fiscal 2020 for royalties due on the sales of Huawei’s consumer wireless products.
Third quarter 2021 vs. 2020
The increase in QTL licensing revenues in the third quarter of fiscal 2021 was primarily due to:
+    $380 million in higher estimated sales of 3G/4G/5G-based multimode products, primarily due to a recovery from the negative impacts of COVID-19 and, to a lesser extent, due to the new license agreement with Huawei
+    $77 million in higher estimated revenues per unit, primarily due to favorable mix
QTL EBT as a percentage of revenues increased in the third quarter of fiscal 2021 primarily due to:
+    higher revenues
-    higher operating expenses, primarily driven by higher research and development expenses
First nine months 2021 vs. 2020
The increase in QTL licensing revenues in the first nine months of fiscal 2021 was primarily due to:
+    $1.2 billion in higher estimated sales of 3G/4G/5G-based multimode products, primarily due to a recovery from the negative impacts of COVID-19 and, to a lesser extent, due to the new license agreement with Huawei
+    $190 million in higher estimated revenues per unit, primarily due to favorable mix
-    $109 million in lower royalty revenues related to devices sold in prior periods
QTL EBT as a percentage of revenues increased in the first nine months of fiscal 2021 primarily due to:
+    higher revenues
-    higher operating expenses, primarily driven by higher research and development expenses
QSI Segment (in millions)

	Three Months Ended			Nine Months Ended
	June 27, 2021	June 28, 2020	Change	June 27, 2021	June 28, 2020	Change
Equipment and services revenues	$11	$3	$8	$30	$33	$(3)
EBT	156	153	3	412	(58)	470
Third quarter 2021 vs. 2020
QSI EBT remained approximately flat in the third quarter of fiscal 2021.
First nine months 2021 vs. 2020
The increase in QSI EBT in the first nine months of fiscal 2021 was primarily due to:
+    $322 million decrease in impairment losses on other investments, of which a significant portion related to our investment in OneWeb
+    $113 million increase in net gains on investments
+    $37 million increase in our share of earnings in equity method investments

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
As we look forward to the next several months and beyond, our business may be impacted by the following key items:
•We expect QCT revenues in the fourth quarter of fiscal 2021 to continue to be favorably impacted compared to the prior year due to increased demand across handset, RFFE and IoT revenue streams.
•We have entered into several, and we expect to enter into additional, multi-year capacity purchase commitments with certain suppliers of our integrated circuit products in an effort to secure commitments for future supply, which we expect will allow us to realize benefits from increased demand for integrated circuit products by the end of the calendar year, particularly from certain Chinese OEMs as they continue to position to gain device share.
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
•The COVID-19 pandemic has resulted in significant economic uncertainty, which resulted in a global recession. While the pandemic has had a negative impact on consumer demand for some devices that incorporate our products and intellectual property, as compared to economic conditions and consumer demand prior to the pandemic, we currently do not expect a significant impact on our results of operations in the future due to COVID-19. The degree to which the COVID-19 pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain. See “Risk Factors” in this Quarterly Report, specifically the Risk Factor titled “The coronavirus (COVID-19) pandemic has had an adverse effect on our business and results of operations, and may continue to impact us in the future.”
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
Further discussion of risks related to our business is provided in the section titled “Risk Factors” included in this Quarterly Report.

Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and cash provided by our debt programs. The following tables present selected financial information related to our liquidity at June 27, 2021 and September 27, 2020 and for the first nine months of fiscal 2021 and 2020 (in millions):

	June 27, 2021	September 27, 2020	Change
Cash, cash equivalents and marketable securities	$12,907	$11,249	$1,658
Accounts receivable, net	2,952	4,003	(1,051)
Inventories	3,133	2,598	535
Short-term debt	2,045	500	1,545
Long-term debt	13,695	15,226	(1,531)
Noncurrent income taxes payable	1,714	1,872	(158)

	Nine Months Ended
	June 27, 2021	June 28, 2020	Change
Net cash provided by operating activities	$9,459	$4,073	$5,386
Net cash used by investing activities	(3,406)	(4,925)	1,519
Net cash used by financing activities	(5,396)	(4,871)	(525)
The net increase in cash, cash equivalents and marketable securities was primarily due to net cash provided by operating activities, $234 million in proceeds from other investments and $174 million in proceeds from the issuance of common stock (primarily under our Employee Stock Purchase Plan), partially offset by $2.6 billion in payments to repurchase shares of our common stock, $2.2 billion in cash dividends paid, $1.5 billion in capital expenditures, $1.3 billion in cash paid for acquisitions and other investments (primarily related to the acquisition of NUVIA) and $710 million in payments of tax withholdings related to the vesting of share-based awards.
The decrease in accounts receivable was primarily due to payments under the previously disclosed settlement agreement with Huawei. Huawei paid the final installment under such agreement subsequent to June 27, 2021 in accordance with the agreed upon payment schedule. The decrease in accounts receivable was also partially attributable to the timing of collection of payments from certain of our QTL licensees. The increase in inventories was primarily driven by the increase in demand for 5G products.
Debt. At June 27, 2021, we had $15.5 billion of principal floating- and fixed-rate notes outstanding, $1.5 billion of which matures in May 2022. The remaining debt has maturity dates in 2023 through 2050.
We have an unsecured commercial paper program, which provides for the issuance of up to $4.5 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. At June 27, 2021, we had $500 million of commercial paper outstanding.
On December 8, 2020, we entered into a Revolving Credit Facility replacing our prior Amended and Restated Revolving Credit Facility. There were no outstanding borrowings under the Amended and Restated Revolving Credit Facility at the time of termination. The Revolving Credit Facility provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.5 billion, which expires on December 8, 2025. At June 27, 2021, no amounts were outstanding under the Revolving Credit Facility.
We expect to issue debt in the future. The amount and timing of such debt will depend on a number of factors, including but not limited to maturities of our existing debt, acquisitions and strategic investments, favorable and/or acceptable interest rates and changes in corporate income tax law. Additional information regarding our outstanding debt is provided in “Notes to Consolidated Financial Statements, Note 6. Debt” in our 2020 Annual Report on Form 10-K.
Income Taxes. At June 27, 2021, we estimated remaining future payments of $1.9 billion for the one-time U.S. repatriation tax accrued in fiscal 2018, after application of certain tax credits, which is payable in installments over the next five years. At June 27, 2021, other current liabilities included $196 million for the next installment due in January 2022. Additional information regarding our income taxes is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 3. Income Taxes.”

Capital Return Program. In fiscal 2018, we announced a stock repurchase program authorizing us to repurchase up to $30 billion of our common stock. The stock repurchase program has no expiration date. In the first nine months of fiscal 2021, we repurchased and retired 18 million shares of our common stock for $2.6 billion, before commissions. At June 27, 2021, $2.0 billion remained authorized for repurchase under the stock repurchase program. Our stock repurchase program is subject to periodic evaluations to determine when and if repurchases are in the best interests of our stockholders, and we may accelerate, suspend, delay or discontinue repurchases at any time.
In the first nine months of fiscal 2021, we paid cash dividends totaling $2.2 billion, or $1.98 per share. On July 14, 2021, we announced a cash dividend of $0.68 per share on our common stock, payable on September 23, 2021 to stockholders of record as of the close of business on September 2, 2021. We currently intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders, among other factors.
Long-term Capacity Commitments. In the third quarter of fiscal 2021, we entered into several multi-year capacity purchase commitments with certain suppliers of our integrated circuit products. Failure to meet future minimum purchase volumes may result in incremental fees or the loss of amounts paid in advance. We currently expect to meet all future minimum purchase volume commitments in addition to other requirements related to advance and/or ongoing payment obligations. As a result of these arrangements, our future purchase obligation commitments have increased materially since September 27, 2020. As of June 27, 2021, approximately $900 million remained unpaid related to advance and/or ongoing payments under these agreements. We expect an increase in operating cash outflows as we make payment under these arrangements and as we enter into additional agreements with certain suppliers of our integrated circuit products.
Additional Capital Requirements. Expected working and other capital requirements are described in our 2020 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At June 27, 2021, other than for the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements or contractual obligations described in our 2020 Annual Report on Form 10-K.
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
The rapid, global spread of COVID-19 and the fear it created resulted in significant economic uncertainty, significant declines in business and consumer confidence and global demand in the wireless industry (among others) and a global economic slowdown, which resulted in a global recession. Specifically, the decline in demand for smartphones and other consumer devices sold by our customers or licensees resulted in decreased demand for our integrated circuit products (which are incorporated into such devices) and a decrease in the royalties we earned on the licensing of our intellectual property (which is dependent upon the number of such devices sold that utilize our intellectual property). However, we currently do not expect a significant impact on our results of operations in the future due to the COVID-19 pandemic.
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
Although the spread of COVID-19 has caused us to modify our workforce practices, such as having the vast majority of our employees working from home, we have not experienced a significant negative impact to our business or results of operations. However, we could be negatively affected in the future if, among others, a significant number of our employees, or employees who perform critical functions, become ill and/or are quarantined as the result of exposure to COVID-19, or if government policies restrict the ability of those employees to perform their critical functions. For example, we have offices and a significant number of employees located in India, which recently experienced a significant spike in COVID-19 infections.
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
The degree to which the COVID-19 pandemic impacts our future business, results of operations and financial condition will depend on future developments, which are uncertain, including but not limited to the duration, spread and severity of the pandemic; the availability, adoption and efficacy of vaccines; the spread and severity of variants of COVID-19, and the protection afforded by vaccines against such variants; government responses and other actions to mitigate the spread of and to treat COVID-19; and when and to what extent normal business, economic and social activity and conditions resume. We are similarly unable to predict the extent to which the pandemic impacts our customers, licensees, suppliers and other partners and their financial conditions, but adverse effects on these parties could also adversely affect us. Finally, the COVID-19 pandemic may make it harder for management to estimate the future performance of our business.
RISKS RELATED TO INDUSTRY DYNAMICS AND COMPETITION
Our revenues depend on our customers’ and licensees’ sales of products and services based on CDMA, OFDMA and other communications technologies, including 5G, and customer demand for our products based on these technologies.
We develop, patent and commercialize technology and products based on CDMA, OFDMA and other communications technologies, which are primarily wireless. We depend on our customers and licensees to develop devices and services based on these technologies with value-added features to drive consumer demand for new 3G/4G and 3G/4G/5G multimode devices, as well as 4G single-mode devices, and to establish the selling prices for such devices. Further, the timing of our shipments of our products is dependent on the timing of our customers’ and licensees’ deployments of new devices and services based on these technologies. Increasingly, we also depend on operators of wireless networks, our customers and licensees and other third parties to incorporate these technologies into new device types and into industries and applications beyond mobile, such as automotive and IoT, among others.
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
Our revenues and growth in revenues could be negatively impacted, our business may be harmed and our substantial investments in these technologies may not provide us an adequate return if: our customers’ and licensees’ revenues and sales of products, particularly premium-tier products, and services using these technologies, and average selling prices of such products, decline due to, for example, the maturity of smartphone penetration in developed regions and China; we do not continue to maintain our intellectual property and technical leadership in 5G; we are unable to drive the adoption of our products into networks and devices, including devices beyond mobile; or consumers’ rates of replacement of smartphones and other computing devices decline.
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
The loss of any one of our significant customers, a reduction in the purchases of our products by such customers or the cancellation of significant purchases by any of these customers, whether due to the use of their own integrated circuit products or our competitors’ integrated circuit products, government restrictions, the COVID-19 pandemic or otherwise, would reduce our revenues and could harm our ability to achieve or sustain expected results of operations, and a delay of significant purchases, even if only temporary, would reduce our revenues in the period of the delay. Any such reduction in revenues would also impact our cash resources available for other purposes, such as research and development.
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
We have been in the past and are currently subject to various litigation and governmental investigations and proceedings. Certain of these matters are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Commitments and Contingencies.” We may become subject to other litigation or governmental investigations or proceedings in the future. Additionally, certain of our direct and indirect customers and licensees have pursued, and others may in the future pursue, litigation or arbitration against us related to our business. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, revenues, results of operations, cash flows and financial condition. See also the Risk Factors below titled “Changes in our patent licensing practices, whether due to governmental investigations, legal challenges or otherwise, could adversely impact our business and results of operations” and “Our business may suffer as a result of adverse rulings in government investigations or proceedings.”
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
Changes in our patent licensing practices, whether due to governmental investigations, legal challenges or otherwise, could adversely impact our business and results of operations.
As described in the Risk Factor below titled “Our business may suffer as a result of adverse rulings in government investigations or proceedings,” we have been in the past subject to various governmental investigations and legal proceedings challenging our patent licensing (or chipset sales) practices. We are currently subject to certain governmental investigations and/or legal proceedings described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Commitments and Contingencies.” We believe that one intent of certain of these governmental investigations and legal proceedings has been to reduce the amount of royalties that licensees are required to pay to us for their use of our intellectual property. We may become subject to other governmental investigations or legal proceedings challenging our patent licensing practices in the future.
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
The continued and future success of our licensing programs requires us to continue to evolve our patent portfolio and to renew or renegotiate license agreements that are expiring.
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
We have been in the past and are currently subject to various governmental investigations and proceedings. Certain of these matters are described more fully in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Commitments and Contingencies.” Key allegations or findings in those matters include or have in the past included, among others, that we violate FRAND licensing commitments by refusing to grant licenses to chipset manufacturers; that our royalty rates are too high; that the base on which our royalties are calculated should be something less than the wholesale (i.e., licensee’s) selling price of the applicable device (minus certain permitted deductions); that we unlawfully require customers to execute a patent license before we sell them cellular modem chipsets; that we have entered into exclusive agreements with chipset customers that foreclose competition; that we leverage our position in baseband chipsets in the RFFE space; and that we violate antitrust laws and engage in anticompetitive conduct and unfair methods of competition. We may become subject to other litigation or governmental investigations or proceedings in the future.
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
RISKS RELATED TO SUPPLY AND MANUFACTURING
We depend on a limited number of third-party suppliers for the procurement, manufacture, assembly and testing of our products manufactured in a fabless production model. If we fail to execute supply strategies that provide supply assurance, technology leadership and reasonable margins, our business and results of operations may be harmed. We are also subject to order and shipment uncertainties that could negatively impact our results of operations.
We primarily utilize a fabless production model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Other than the facilities we own that manufacture certain of our RFFE modules and RF (radio frequency) filter products, we rely on third-party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. There are a limited number of such third-party suppliers, and even fewer who are capable of manufacturing at the leading process technology nodes or who are willing to operate at older process technology nodes. We employ both turnkey and two-stage manufacturing models to purchase our integrated circuits. Under the turnkey model, our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing model, we purchase die in singular or wafer form from semiconductor manufacturing foundries and contract with separate third-party suppliers for manufacturing services such as wafer bump, probe, assembly and the majority of our final test requirements. The semiconductor manufacturing foundries that supply our products are primarily located in Asia, as are our primary warehouses where we store finished goods for fulfillment of customer orders.
The following issues related to our third-party suppliers could have an adverse effect on our ability to meet customer demand and negatively impact our revenues, business operations, profitability and cash flows:
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
•a failure by our suppliers to allocate adequate manufacturing, assembly or test capacity for our products;
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
•cyber-attacks on our suppliers’ information technology (IT) systems, including those related to their manufacturing foundries or assembly, test or other facilities; and
•trade or national security protection policies, particularly U.S. or Chinese government policies, that limit or prevent us from transacting business with suppliers of critical integrated circuit products, or that limit or prevent such suppliers from transacting business with us or from procuring materials, machinery or technology necessary to manufacture goods for us.
While we have established alternate suppliers for certain technologies, there are a limited number of such suppliers, and even fewer who are capable of operating at the leading process technology nodes or who are willing to operate at older process technology nodes. We rely on sole- or limited-source suppliers for certain products, which may exacerbate the risks identified above, and subject us to other significant risks, including poor product performance and reduced control over delivery schedules, manufacturing capability and yields, quality assurance, quantity and costs. To the extent we have established or in the future establish alternate suppliers, these suppliers may require significant amounts of time and levels of support to bring such technologies to production, both of which may increase for complex or leading process technologies. As a result, we may invest a significant amount of effort and resources and incur higher costs to support and maintain such alternate suppliers. Further, the elimination or limitation of a foundry supplier’s ability to manufacture components or products for us due to trade or national security protection policies could increase our vulnerability to sole- or limited-source arrangements and limit or prevent us from procuring critical components or products from those suppliers. Future consolidation of foundry suppliers could also increase our vulnerability to sole- or limited-source arrangements and reduce our suppliers’ willingness to negotiate pricing, which could negatively impact our ability to achieve cost reductions, increase our manufacturing costs and limit the amount of capacity available to us. Our arrangements with our suppliers may obligate us to incur costs to manufacture, assemble and test our products that do not decrease at the same rate as decreases in pricing to our customers. Our ability, and that of our suppliers, to develop or maintain leading process technologies, including transitions to smaller geometry process technologies (which adds risk to manufacturing yields and reliability), and to effectively compete with the manufacturing processes and performance of our competitors, could impact our ability to introduce new products and meet customer demand, could increase our costs (possibly decreasing our margins) and could subject us to the risk of excess inventories. Any of the above could negatively impact our business, results of operations and cash flows.
Although we have long-term contracts with our suppliers, some of these contracts do not provide for long-term capacity commitments. To the extent we do not have firm commitments from our suppliers over a specific time period or for any specific quantity, our suppliers may allocate, and in the past have allocated, capacity to the manufacture, assembly and testing of products for their other customers while reducing or limiting capacity to manufacture, assemble or test our products, and such capacity may be limited based on our suppliers’ ability and willingness to invest in the capital required to manufacture in the leading process technologies. Accordingly, capacity for our products may not be available when we need it or at reasonable prices. To the extent we do obtain long-term capacity commitments, we may incur additional costs related to those commitments or make non-refundable payments for capacity commitments that are not used.
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
Additionally, we place orders with our suppliers using our and our customers’ forecasts of demand for our products, which are based on a number of assumptions and estimates. As we move to smaller geometry process technologies, the manufacturing lead-time increases. As a result, the orders we place with our suppliers are generally only partially covered by commitments from our customers. If we, or our customers, overestimate demand, or if demand is impacted by factors outside of our or our customers’ control, such as the COVID-19 pandemic, and such demand is not covered by a binding commitment from our customers, we may experience increased excess or obsolete inventory, which would negatively impact our results of operations.
Conversely, if we or our customers underestimate demand, or if demand increases significantly and/or rapidly, we have in the past been, currently are and may in the future be unable to obtain, on a timely basis or at all, the additional manufacturing, assembly and test capacity necessary to meet such demand, which could result in lost sales opportunities, reduced revenue growth and harm to our customer relationships. Currently, the global semiconductor industry is experiencing demand for integrated circuits that exceeds the industry’s capacity to meet that demand.
See also the Risk Factor below titled “There are numerous risks associated with the operation and control of our manufacturing facilities, including: a higher portion of fixed costs relative to a fabless model; environmental compliance and liability; impacts related to climate change; exposure to natural disasters, health crises and cyber-attacks; timely supply of equipment and materials; and various manufacturing issues” for additional risks that may also be applicable to our third-party suppliers’ manufacturing facilities, which could result in disruptions to our business or additional costs to us, and negatively impact our results of operations.
There are numerous risks associated with the operation and control of our manufacturing facilities, including: a higher portion of fixed costs relative to a fabless model; environmental compliance and liability; impacts related to climate change; exposure to natural disasters, health crises and cyber-attacks; timely supply of equipment and materials; and various manufacturing issues.
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
Climate change concerns and the potential resulting environmental impact may result in new environmental, health and safety laws and regulations that may affect us, our suppliers and our customers. Such laws or regulations could cause us to incur additional direct costs for compliance, including costs associated with changes to manufacturing processes or the procurement of raw materials used in manufacturing processes, as well as increased indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that are passed on to us. These costs may adversely impact our results of operations and financial condition. In addition, climate change could cause certain natural disasters, such as drought, wildfires, storms, flooding or rising sea levels, to occur more frequently or with greater intensity, which could pose physical risks to our manufacturing facilities or our suppliers’ facilities, could disrupt the availability of water necessary for the operation of our manufacturing facilities or our suppliers’ facilities, and could increase or decrease temperatures resulting in increased operating costs and/or business disruption.
We have manufacturing facilities in Asia and Europe. If tsunamis, flooding, earthquakes, volcanic eruptions, drought or other natural disasters, effects of climate change or geopolitical conflicts, were to damage, destroy or disrupt our manufacturing facilities, it could disrupt our operations, delay production and shipments of inventory and result in costly repairs, replacements or other costs. In addition, natural disasters, effects of climate change or geopolitical conflicts may result in disruptions in transportation, distribution channels and supply chains, and significant increases in the prices of raw materials. Further, health crises, including epidemics or pandemics, such as the COVID-19 pandemic, and government and business responses thereto, could affect our manufacturing facilities, including by resulting in quarantines and/or closures, which would result in disruptions to and potential closures of our manufacturing operations. Our manufacturing operations could also be disrupted by cyber-attacks on our IT systems, as described in the Risk Factor below titled “Our business and operations could suffer in the event of security breaches of our IT systems, or other misappropriation of our technology, intellectual property or other proprietary or confidential information.”
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
Finally, we typically begin manufacturing our products using our or our customers’ forecasts of demand for our products, which are based on a number of assumptions and estimates and may not be covered by long-term purchase commitments. As a result, we incur inventory and manufacturing costs in advance of anticipated sales, which sales ultimately may not materialize or may be lower than expected. If we or our customers overestimate demand, or if demand is impacted by factors outside of our or our customers’ control such as the COVID-19 pandemic or trade or national security protection policies, that is not under a binding commitment from our customers, we may experience higher inventory carrying and operating costs and/or increased excess or obsolete inventory, which would negatively impact our results of operations.
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
While we continue to invest significant resources toward advancements primarily in support of 4G- and 5G-based technologies, we also invest in new and expanded product areas, and adjacent industry segments and applications, by utilizing our existing technical and business expertise and through acquisitions or other strategic transactions.

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
RISKS RELATED TO CYBERSECURITY OR MISAPPROPRIATION OF OUR CRITICAL INFORMATION
Our business and operations could suffer in the event of security breaches of our IT systems, or other misappropriation of our technology, intellectual property or other proprietary or confidential information.
Third parties regularly attempt to gain unauthorized access to our IT systems, and many such attacks are increasingly more sophisticated. The perception that the COVID-19 pandemic has made companies’ IT systems more vulnerable has increased the already significant volume of such attacks. These attacks, which might be related to industrial, corporate or other espionage, criminal hackers or state-sponsored intrusions, include trying to covertly introduce malware to our computers and networks, including those in our manufacturing operations, and impersonating authorized users, among others. We may also be subject to ransom-style cyber-attacks, which could impact our IT systems and cause widespread disruption to our business, including our manufacturing operations, and expose our confidential or propriety information. Third parties that store and/or process our confidential information, or that provide products, software or services used in our IT infrastructure (including applications), may be subject to similar attacks, which could also result in malware being introduced into our IT infrastructure, e.g., through the third parties’ software updates. Such attacks could result in the misappropriation, theft, misuse, disclosure, loss or destruction of the technology, intellectual property, or the proprietary, confidential or personal information, of us or our employees, customers, licensees, suppliers or other third parties, as well as damage to or disruptions in our IT systems. We believe that we have a robust cybersecurity program that is aligned to international cybersecurity frameworks, and that we leverage industry best practices across people, processes and technologies in an attempt to mitigate cybersecurity threats. However, we may not be able to anticipate, detect, repel or implement effective preventative measures against all cybersecurity threats, particularly because the techniques used are increasingly sophisticated and constantly evolving. Attempts to gain unauthorized access to our IT systems or other attacks have in the past, in certain instances and to certain degrees, been successful (but have not caused significant harm), and may in the future be successful, and in some cases, we might be unaware of an incident or its magnitude and effects.
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
The misappropriation, theft, misuse, disclosure, loss or destruction of the technology, intellectual property, or the proprietary, confidential or personal information, of us or our employees, customers, licensees, suppliers or other third parties, could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives, cause us to lose business, damage our reputation, subject us to legal or regulatory proceedings, cause us to incur other loss or liability and otherwise adversely affect our business. We expect to continue to devote significant resources to the security of our IT systems, and our technology, intellectual property and proprietary and confidential information.
Further, China has implemented, and other countries or regions may implement, cybersecurity laws that require our overall IT security environment to meet certain standards and/or be certified. Such laws may be complex, ambiguous and subject to interpretation, which may create uncertainty regarding compliance. As a result, our efforts to comply with such laws may be expensive and may fail, which could adversely affect our business, results of operations and cash flows.
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
We rely primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure and confidentiality agreements, international treaties and other methods, to protect our intellectual property, including our patent portfolio. Policing unauthorized use of our products, technologies and intellectual property is difficult and time consuming. The steps we have taken have not always prevented, and we cannot be certain the steps we will take in the future will prevent, the misappropriation or unauthorized use of our products, technologies or intellectual property, particularly in foreign countries where the laws may not protect our rights as fully or as readily as U.S. laws or where the enforcement of such laws may be lacking or ineffective. See also the Risk Factor titled “Our business and operations could suffer in the event of security breaches of our IT systems, or other misappropriation of our technology, intellectual property or other proprietary or confidential information.”
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
Our products (including for purposes of this Risk Factor, related software) and the technology we use (which may be developed by us or third parties, and may be designed to meet industry standards) are complex and may contain defects, errors or security vulnerabilities, or experience failures or unsatisfactory performance, due to any number of issues, including issues in materials, design, fabrication, packaging and/or use within a system. Development of products in new domains of technology, such as the transition to 5G, and the migration to integrated circuit technologies with smaller geometric feature sizes, increases complexity and adds risk to manufacturing yields and reliability, and increases the likelihood of product defects, errors or security vulnerabilities. Defects, errors, security vulnerabilities or other unintended functionality could also be introduced into our products by cyber-attacks or other actions by malicious actors, either directly or through third-party products or software used in our products or IT infrastructure (including applications). Further, because of the complexity of our products, defects, errors or security vulnerabilities might only be detected when the products are in use. Risks associated with product or technology defects, errors or security vulnerabilities are exacerbated by the fact that our customers typically integrate our products into consumer and other devices.
The use of devices containing our products to interact with untrusted systems or otherwise access untrusted content creates a risk of exposing the system hardware and software in those devices to malicious attacks. Further, security vulnerabilities in our products or the technologies we use could expose our customers, or end users of our customers’ products, to hackers or other unscrupulous third parties who develop and deploy malware that could attack our products or our customers’ products or IT infrastructure. Such attacks could result in the disruption of our customers’ businesses or the misappropriation, theft, misuse, disclosure, loss or destruction of the technology or intellectual property, or the proprietary, confidential or personal information, of our customers, their employees or the end users of our customers’ devices. While we continue to focus on this issue and take measures to safeguard our products from cybersecurity threats, device capabilities continue to evolve, enabling more elaborate functionality and applications, and increasing the risk of security failures, and techniques used to perpetrate cybersecurity attacks are increasingly sophisticated and constantly evolving. See also the Risk Factor titled “Our business and operations could suffer in the event of security breaches of our IT systems, or other misappropriation of our technology, intellectual property or other proprietary or confidential information.”
Our products may be responsible for critical functions in our customers’ products and networks. Failure of our products to perform to specifications, or other product defects, errors or security vulnerabilities, could lead to substantial damage to the products we sell to our customers, the devices into which our products are integrated and the end users of such devices, and, potentially, to our customers’ IT infrastructure. Such defects, errors or security vulnerabilities could give rise to significant costs, including costs related to developing solutions, recalling products, repairing or replacing defective products, writing down defective inventory, or indemnification obligations under our agreements, and could result in the loss of sales and divert the attention of our engineering personnel from our product development efforts. In addition, defects, errors or security vulnerabilities in our products could result in failure to achieve market acceptance, a loss of design wins, a shifting of business to our competitors, and litigation or regulatory action against us, and could harm our reputation, our relationships with customers and partners and our ability to attract new customers, as well as the perceptions of our brand. Other potential adverse impacts of product defects, errors or security vulnerabilities include shipment delays, write-offs of property, plant and equipment and intangible assets, and losses on unfavorable purchase commitments. In addition, defects, errors or security vulnerabilities in the products of our customers or licensees could cause a delay or decrease in demand for the products into which our products are integrated, and thus for our products.
In addition, the occurrence of defects, errors or security vulnerabilities may give rise to product liability claims, particularly if such defects, errors or security vulnerabilities in our products or the technology we use, or the products into which they are integrated, result in personal injury or death, and could result in significant costs, expenses and losses. If a product liability claim is brought against us, the cost of defending the claim could be significant, and could divert the efforts of our technical and management personnel and harm our business, even if we are successful. We may be named in product liability claims even if there is no evidence that our products caused the damage in question, and even though we may have indemnity from our customers, and such claims could result in significant costs and expenses. Further, our business liability insurance may be inadequate, or future coverage may be unavailable on acceptable terms, which could adversely impact our financial results. The above is exacerbated by the fact that our products may be used, and perform critical functions, in various high-risk applications such as (i) automobiles, including autonomous driver assistance programs; (ii) cameras and artificial intelligence, including home and enterprise security; (iii) home automation, including smoke and noxious gas detectors; (iv) medical condition monitoring; (v) location and asset tracking and management, including wearables for child safety and elderly health; (vi) robotics, including public safety drones and autonomous municipality vehicles; and (vii) extended reality (XR) for treatment of phobias or PTSD, early detection of disorders or special needs, among others.
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
A decline in global, regional or local economic conditions or a slow-down in economic growth, particularly in geographic regions with high concentrations of wireless voice and data users or high concentrations of our customers or licensees, could also have adverse, wide-ranging effects on our business and financial results, including a decrease in demand for our products and technologies; a decrease in demand for the products and services of our customers or licensees; the inability of our suppliers to deliver on their supply commitments to us, our inability to supply our products to our customers and/or the inability of our customers or licensees to supply their products to end users; the insolvency of key suppliers, customers or licensees; delays in reporting or payments from our customers or licensees; failures by counterparties; and/or negative effects on wireless device inventories. In addition, our customers’ and licensees’ ability to purchase or pay for our products and intellectual property and network operators’ ability to upgrade their wireless networks could be adversely affected, potentially leading to a reduction, cancellation or delay of orders for our products.
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
Our business and products, and those of our customers and licensees, are subject to various laws, rules and regulations globally as well as government policies and the specifications of international, national and regional communications standards bodies (collectively, Regulations). Compliance with, or changes in the interpretation of, existing Regulations, changes in the oversight of our activities by governments or standards bodies, or rulings in court, regulatory, administrative or other proceedings relating to such Regulations, including, among others, Regulations affecting patent licensing practices; antitrust, competition and competitive business practices; the flow of funds out of certain countries (e.g., China); cybersecurity; import and export regulations, such as the U.S. Export Administration Regulations administered by the U.S. Department of Commerce; protection of intellectual property; trade and trade protection including tariffs; foreign policy and national security; environmental protection, health and safety; supply chain, responsible sourcing, including the use of conflict minerals, and human rights; spectrum availability and license issuance; adoption of standards; taxation; privacy and data protection; labor, employment and human capital; corporate governance; public disclosure; or business conduct, could have an adverse effect on our business and results of operations. See also the Risk Factors titled “Our business may suffer as a result of adverse rulings in government investigations or proceedings,” “Changes in our patent licensing practices, whether due to governmental investigations, legal challenges or otherwise, could adversely impact our business and results of operations,” “A significant portion of our business is concentrated in China, and the risks of such concentration are exacerbated by U.S./China trade and national security tensions,” “There are numerous risks associated with the operation and control of our manufacturing facilities, including: a higher portion of fixed costs relative to a fabless model; environmental compliance and liability; impacts related to climate change; exposure to natural disasters, health crises and cyber-attacks; timely supply of equipment and materials; and various manufacturing issues,” and “Tax liabilities could adversely affect our results of operations.”
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2020 Annual Report on Form 10-K. At June 27, 2021, there have been no material changes to the financial market risks described at September 27, 2020.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting in the third quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Commitments and Contingencies.” We are also engaged in numerous other legal actions arising in the ordinary course of our business, and while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In January 2021, we entered into an Agreement and Plan of Merger (the Merger Agreement) for the acquisition of NuVia, Inc. (NUVIA), which transaction closed in March 2021. Pursuant to the Merger Agreement, we are obligated to issue shares of our common stock to three specific founders of NUVIA and certain affiliated entities of such founders from time to time upon the satisfaction of certain conditions specified in the Merger Agreement. During the quarter ended June 27, 2021, we issued an aggregate of 104,013 additional shares of our common stock to the three founders of NUVIA and their affiliates, each of whom had advised us that he or such entity was an accredited investor. These shares were issued in transactions not involving a public offering pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act.
Our purchases of our equity securities in the third quarter of fiscal 2021 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
March 29, 2021 to April 25, 2021	309	$136.18	309	$2,607
April 26, 2021 to May 23, 2021	2,356	129.86	2,356	2,301
May 24, 2021 to June 27, 2021	2,119	132.90	2,119	2,019
Total	4,784		4,784
(1)Average Price Paid Per Share excludes cash paid for commissions.
(2)On July 26, 2018, we announced a repurchase program authorizing us to repurchase up to $30 billion of our common stock. At June 27, 2021, $2.0 billion remained authorized for repurchase. The stock repurchase program has no expiration date. Shares withheld to satisfy statutory tax withholding requirements related to the vesting of share-based awards are not issued or considered stock repurchases under our stock repurchase program and, therefore, are excluded from the table above.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of January 12, 2021, among Qualcomm Technologies, Inc., Nile Acquisition Corporation and NuVia, Inc. (1)	8-K	1/13/2021	2.1
3.1	Amended and Restated Certificate of Incorporation.	8-K	4/20/2018	3.1
3.2	Amended and Restated Bylaws.	8-K	7/23/2021	3.2
4.1	Indenture, dated May 20, 2015, between the Company and U.S. Bank National Association, as trustee.	8-K	5/21/2015	4.1
4.2	Officers’ Certificate, dated May 20, 2015, for the Floating Rate Notes due 2018, the Floating Rate Notes due 2020, the 1.400% Notes due 2018, the 2.250% Notes due 2020, the 3.000% Notes due 2022, the 3.450% Notes due 2025, the 4.650% Notes due 2035 and the 4.800% Notes due 2045.	8-K	5/21/2015	4.2
4.3	Form of 3.000% Notes due 2022.	8-K	5/21/2015	4.7
4.4	Form of 3.450% Notes due 2025.	8-K	5/21/2015	4.8
4.5	Form of 4.650% Notes due 2035.	8-K	5/21/2015	4.9
4.6	Form of 4.800% Notes due 2045.	8-K	5/21/2015	4.10
4.7	Officers’ Certificate, dated May 26, 2017, for the Floating Rate Notes due 2019, the Floating Rate Notes due 2020, the Floating Rate Notes due 2023, the 1.850% Notes due 2019, the 2.100% Notes due 2020, the 2.600% Notes due 2023, the 2.900% Notes due 2024, the 3.250% Notes due 2027 and the 4.300% Notes due 2047.	8-K	5/31/2017	4.2
4.8	Form of Floating Rate Notes due 2023.	8-K	5/31/2017	4.5
4.9	Form of 2.600% Notes due 2023.	8-K	5/31/2017	4.8
4.10	Form of 2.900% Notes due 2024.	8-K	5/31/2017	4.9
4.11	Form of 3.250% Notes due 2027.	8-K	5/31/2017	4.10
4.12	Form of 4.300% Notes due 2047.	8-K	5/31/2017	4.11
4.13	Officers’ Certificate, dated May 8, 2020, for the 2.150% Notes due 2030 and the 3.250% Notes due 2050.	8-K	5/11/2020	4.2
4.14	Form of 2.150% Notes due 2030.	8-K	5/11/2020	4.3
4.15	Form of 3.250% Notes due 2050.	8-K	5/11/2020	4.4
4.16	Officers’ Certificate, dated August 14, 2020, for the 1.300% Notes due 2028 and the 1.650% Notes due 2032.	8-K	8/18/2020	4.2
4.17	Form of 1.300% Rule 144A Global Notes due 2028.	8-K	8/18/2020	4.3
4.18	Form of 1.300% Regulation S Global Notes due 2028.	8-K	8/18/2020	4.4
4.19	Form of 1.650% Rule 144A Global Notes due 2032.	8-K	8/18/2020	4.5
4.20	Form of 1.650% Regulation S Global Notes due 2032.	8-K	8/18/2020	4.6
4.21	Registration Rights Agreement, dated as of August 14, 2020.	8-K	8/18/2020	4.7

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
4.23	Officers’ Certificate, dated January 6, 2021, for the 1.300% Notes due 2028 and the 1.650% Notes due 2032.	10-Q	2/3/2021	4.23
4.24	Form of 1.300% Notes due 2028.	10-Q	2/3/2021	4.24
4.25	Form of 1.650% Notes due 2032.	10-Q	2/3/2021	4.25
10.7	Qualcomm Incorporated Non-Executive Officer Change in Control Severance Plan (as amended and restated).				X
10.11	Qualcomm Incorporated Executive Officer Change in Control Severance Plan (as amended and restated). (2)				X
10.12	Qualcomm Incorporated Executive Officer Severance Plan (as amended and restated). (2)				X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cristiano R. Amon.				X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Akash Palkhiwala.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Cristiano R. Amon.				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Akash Palkhiwala.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

QUALCOMM Incorporated
Dated: July 28, 2021	/s/ Akash Palkhiwala
Akash Palkhiwala
Chief Financial Officer