Form 10-Q
period 2021-12-26
QUALCOMM INC/DE
filed 2022-02-02
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2021
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock was 1,127 million at January 31, 2022.

QUALCOMM Incorporated
Form 10-Q
For the Quarter Ended December 26, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)
(Unaudited)

	December 26, 2021	September 26, 2021
ASSETS
Current assets:
Cash and cash equivalents	$6,607	$7,116
Marketable securities	4,703	5,298
Accounts receivable, net	4,032	3,579
Inventories	3,861	3,228
Other current assets	1,019	854
Total current assets	20,222	20,075
Deferred tax assets	1,454	1,591
Property, plant and equipment, net	4,723	4,559
Goodwill	7,264	7,246
Other intangible assets, net	1,373	1,458
Other assets	7,784	6,311
Total assets	$42,820	$41,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,526	$2,750
Payroll and other benefits related liabilities	1,440	1,531
Unearned revenues	604	612
Short-term debt	2,042	2,044
Other current liabilities	4,661	5,014
Total current liabilities	12,273	11,951
Unearned revenues	257	364
Income taxes payable	1,687	1,713
Long-term debt	13,708	13,701
Other liabilities	3,562	3,561
Total liabilities	31,487	31,290

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,125 and 1,125 shares issued and outstanding, respectively	—	—
Retained earnings	11,275	9,822
Accumulated other comprehensive income	58	128
Total stockholders’ equity	11,333	9,950
Total liabilities and stockholders’ equity	$42,820	$41,240

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 26, 2021	December 27, 2020
Revenues:
Equipment and services	$8,682	$6,442
Licensing	2,023	1,793
Total revenues	10,705	8,235
Costs and expenses:
Cost of revenues	4,303	3,489
Research and development	1,930	1,653
Selling, general and administrative	608	567
Total costs and expenses	6,841	5,709
Operating income	3,864	2,526
Interest expense	(139)	(141)
Investment and other income, net	140	219
Income before income taxes	3,865	2,604
Income tax expense	(466)	(149)
Net income	$3,399	$2,455

Basic earnings per share	$3.02	$2.16
Diluted earnings per share	$2.98	$2.12
Shares used in per share calculations:
Basic	1,124	1,134
Diluted	1,142	1,156

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	December 26, 2021	December 27, 2020
Net income	$3,399	$2,455
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation (losses) gains	(42)	87
Net unrealized (losses) gains on available-for-sale debt securities	(19)	3
Net unrealized gains on derivative instruments	2	10
Other losses	—	(3)
Certain reclassifications included in net income	(11)	(11)
Total other comprehensive (loss) income	(70)	86
Comprehensive income	$3,329	$2,541

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 26, 2021	December 27, 2020
Operating Activities:
Net income	$3,399	$2,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	406	364
Income tax provision in excess of income tax payments	272	53
Share-based compensation expense	496	392
Net gains on marketable securities and other investments	(103)	(195)
Other items, net	(25)	(18)
Changes in assets and liabilities:
Accounts receivable, net	(454)	(141)
Inventories	(638)	62
Other assets	(1,504)	(97)
Trade accounts payable	781	129
Payroll, benefits and other liabilities	(495)	278
Unearned revenues	(78)	(107)
Net cash provided by operating activities	2,057	3,175
Investing Activities:
Capital expenditures	(583)	(469)
Purchases of debt and equity marketable securities	(517)	(2,248)
Proceeds from sales and maturities of debt and equity marketable securities	1,133	1,612
Acquisitions and other investments, net of cash acquired	(238)	(138)
Proceeds from other investments	93	10
Other items, net	—	31
Net cash used by investing activities	(112)	(1,202)
Financing Activities:
Proceeds from short-term debt	710	819
Repayment of short-term debt	(710)	(818)
Repurchases and retirements of common stock	(1,178)	(444)
Dividends paid	(765)	(739)
Payments of tax withholdings related to vesting of share-based awards	(500)	(449)
Other items, net	(3)	(14)
Net cash used by financing activities	(2,446)	(1,645)
Effect of exchange rate changes on cash and cash equivalents	(8)	41
Net (decrease) increase in total cash and cash equivalents	(509)	369
Total cash and cash equivalents at beginning of period	7,116	6,707
Total cash and cash equivalents at end of period	$6,607	$7,076
See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 26, 2021	December 27, 2020
Total stockholders’ equity, beginning balance	$9,950	$6,077

Common stock and paid-in capital:
Balance at beginning of period	$—	$586
Common stock issued under employee benefit plans	1	1
Repurchases and retirements of common stock	(22)	(444)
Share-based compensation	521	419
Tax withholdings related to vesting of share-based payments	(500)	(449)
Balance at end of period	—	113

Retained earnings:
Balance at beginning of period	9,822	5,284
Net income	3,399	2,455
Repurchases and retirements of common stock	(1,156)	—
Dividends	(790)	(765)
Balance at end of period	11,275	6,974

Accumulated other comprehensive income:
Balance at beginning of period	128	207
Other comprehensive (loss) income	(70)	86
Balance at end of period	58	293

Total stockholders’ equity, ending balance	$11,333	$7,380

Dividends per share announced	$0.68	$0.65
See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies Update
Financial Statement Preparation. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended September 26, 2021. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three months ended December 26, 2021 and December 27, 2020 included 13 weeks.
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
Note 2. Composition of Certain Financial Statement Items

Inventories (in millions)
	December 26, 2021	September 26, 2021
Raw materials	$243	$267
Work-in-process	2,125	1,475
Finished goods	1,493	1,486
	$3,861	$3,228
Revenues. We disaggregate our revenues by segment (Note 6), by products and services (as presented on our condensed consolidated statement of operations), and for our QCT (Qualcomm CDMA Technologies) segment, by revenue stream, which is based on industry and application in which our products are sold (as presented below). In certain cases, the determination of QCT revenues by industry and application requires the use of certain assumptions. Substantially all of QCT’s revenues consist of equipment revenues that are recognized at a point in time, and substantially all of QTL’s (Qualcomm Technology Licensing) revenues represent licensing revenues that are recognized over time and are principally from royalties generated through our licensees’ sales of mobile handsets. QCT revenue streams were as follows (in millions):

	Three Months Ended
	December 26, 2021	December 27, 2020
Handsets (1)	$5,983	$4,216
RFFE (2)	1,132	1,061
Automotive (3)	256	212
IoT (internet of things) (4)	1,476	1,044
Total QCT revenues	$8,847	$6,533
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
(4) Primarily includes products sold for use in the following industries and applications: consumer (including computing, voice and music and XR), edge networking (including mobile broadband and wireless access points) and industrial (including handhelds, retail, transportation and logistics and utilities).

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were as follows (in millions):

	Three Months Ended
	December 26, 2021 (1)	December 27, 2020 (2)
Revenues recognized from previously satisfied performance obligations	$242	$110
(1) Primarily related to certain QCT sales-based royalty revenues related to system software, QTL royalty revenues recognized related to devices sold in prior periods (including adjustments to prior period royalty estimates, which includes the impact of the reporting by our licensees of actual royalties due) and certain QCT customer incentives.
(2) Primarily related to QTL royalty revenues recognized related to devices sold in prior periods (including adjustments to prior period royalty estimates, which includes the impact of the reporting by our licensees of actual royalties due) and certain QCT customer incentives.
Unearned revenues (which are considered contract liabilities) consist primarily of license fees for intellectual property with continuing performance obligations. In the three months ended December 26, 2021 and December 27, 2020, we recognized revenues of $187 million and $185 million, respectively, that were recorded as unearned revenues at September 26, 2021 and September 27, 2020, respectively.
Remaining performance obligations, substantially all of which are included in unearned revenues, represent the aggregate amount of the transaction price of certain customer contracts yet to be recognized as revenues as of the end of the reporting period and exclude revenues related to (a) contracts that have an original expected duration of one year or less and (b) sales-based royalties (i.e., future royalty revenues) pursuant to our license agreements. Our remaining performance obligations are primarily comprised of certain customer contracts for which QTL received license fees upfront. At December 26, 2021, we had $969 million of remaining performance obligations, of which $508 million, $332 million, $94 million, $33 million and $2 million was expected to be recognized as revenues for the remainder of fiscal 2022 and each of the subsequent four years from fiscal 2023 through 2026, respectively, and no amounts expected thereafter.
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

	Three Months Ended
	December 26, 2021	December 27, 2020
Customer/licensee (x)	26%	34%
Customer/licensee (y)	19	13
Customer/licensee (z)	*	10
* Less than 10%

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investment and Other Income, Net (in millions)
	Three Months Ended
	December 26, 2021	December 27, 2020
Interest and dividend income	$17	$21
Net gains on marketable securities	17	118
Net gains on other investments	93	34
Net gains on deferred compensation plan assets	13	54
Impairment losses on other investments	(1)	(1)
Net (losses) gains on derivative investments	(13)	9
Equity in net earnings (losses) of investees	7	(2)
Net gains (losses) on foreign currency transactions	7	(14)
	$140	$219
Note 3. Income Taxes
We estimate our annual effective income tax rate to be 14% for fiscal 2022, which is lower than the U.S. federal statutory rate primarily due to a significant portion of our income qualifying for preferential treatment as foreign-derived intangible income (FDII) at a 13% effective tax rate, excess tax benefits associated with share-based awards and benefits from our federal research and development tax credit. Our effective tax rate of 12% for the first quarter of fiscal 2022 was lower than our estimated annual effective tax rate of 14% primarily due to $103 million of discrete net tax benefits recorded in the first quarter of fiscal 2022, which principally related to excess tax benefits associated with share-based awards that vested in the first fiscal quarter. Our effective tax rate of 6% for the first quarter of fiscal 2021 included $212 million of discrete net tax benefits recorded in the first quarter of fiscal 2021, which principally related to excess tax benefits associated with share-based awards that vested in that quarter, foreign currency gains on a noncurrent receivable related to our refund claim of Korean withholding tax and valuation allowance release on foreign tax credit carryforwards.
Unrecognized tax benefits were $2.1 billion at both December 26, 2021 and September 26, 2021 and primarily related to our refund claim of Korean withholding tax. If successful, the refund will result in a corresponding reduction in U.S. foreign tax credits. We expect that the total amount of unrecognized tax benefits at December 26, 2021 will increase in the next 12 months as licensees in Korea continue to withhold taxes on future payments due under their licensing agreements at a rate higher than we believe is owed; such increase is not expected to have a significant impact on our income tax provision.
Note 4. Capital Stock
Stock Repurchase Program. On October 12, 2021, we announced a new $10.0 billion stock repurchase program, which was in addition to the then-remaining repurchase authority of $0.9 billion under the previous program. The stock repurchase programs have no expiration date. At December 26, 2021, $10.1 billion remained authorized for repurchase under our stock repurchase programs.
Shares Outstanding. Shares of common stock outstanding at December 26, 2021 were as follows (in millions):

Three Months Ended
December 26, 2021
Balance at beginning of period	1,125
Issued	8
Repurchased	(8)
Balance at end of period	1,125
Dividends. On January 18, 2022, we announced a cash dividend of $0.68 per share on our common stock, payable on March 24, 2022 to stockholders of record as of the close of business on March 3, 2022.

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

	Three Months Ended
	December 26, 2021	December 27, 2020
Dilutive common share equivalents included in diluted shares	18	22
Shares of common stock equivalents not included because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period	—	—
Note 5. Commitments and Contingencies
Legal and Regulatory Proceedings.
Consolidated Securities Class Action Lawsuit: On January 23, 2017 and January 26, 2017, securities class action complaints were filed by purported stockholders of us in the United States District Court for the Southern District of California against us and certain of our former officers and directors. The complaints alleged, among other things, that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with certain allegations that we are or were engaged in anticompetitive conduct. The complaints sought unspecified damages, interest, fees and costs. On May 4, 2017, the court consolidated the two actions. On July 3, 2017, the plaintiffs filed a consolidated amended complaint asserting the same basic theories of liability and requesting the same basic relief. On September 1, 2017, we filed a motion to dismiss the consolidated amended complaint, and on March 18, 2019, the court denied our motion. On January 15, 2020, we filed a motion for judgment on the pleadings. A hearing on the motion was held on February 2, 2022. We believe the plaintiffs’ claims are without merit.
In re Qualcomm/Broadcom Merger Securities Litigation: On June 8, 2018 and June 26, 2018, securities class action complaints were filed by purported stockholders of us in the United States District Court for the Southern District of California against us and two of our then current officers. The complaints alleged, among other things, that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by failing to disclose that we had submitted a notice to the Committee on Foreign Investment in the United States (CFIUS) in January 2018. The complaints sought unspecified damages, interest, fees and costs. On March 18, 2019, the plaintiffs filed a consolidated complaint asserting the same basic theories of liability and requesting the same basic relief. On May 10, 2019, we filed a motion to dismiss the consolidated complaint, and on March 10, 2020, the court granted our motion. On May 11, 2020, the plaintiffs filed a second amended complaint, and on October 8, 2020, the court granted our motion to dismiss the case with prejudice. On November 7, 2020, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit (Ninth Circuit), and a hearing on the appeal was held on November 16, 2021. The Ninth Circuit has not yet issued a ruling. We believe the plaintiffs’ claims are without merit.
Consumer Class Action Lawsuits: Since January 18, 2017, a number of consumer class action complaints have been filed against us in the United States District Courts for the Southern and Northern Districts of California, each on behalf of a putative class of purchasers of cellular phones and other cellular devices. In April 2017, the Judicial Panel on Multidistrict Litigation transferred the cases that had been filed in the Southern District of California to the Northern District of California. On July 11, 2017, the plaintiffs filed a consolidated amended complaint alleging that we violated California and federal antitrust and unfair competition laws by, among other things, refusing to license standard-essential patents to our competitors, conditioning the supply of certain of our baseband chipsets on the purchaser first agreeing to license our entire patent portfolio, entering into exclusive deals with companies, including Apple Inc., and charging unreasonably high royalties that do not comply with our commitments to standard setting organizations. The complaint seeks unspecified damages and disgorgement and/or restitution, as well as an order that we be enjoined from further unlawful conduct. On August 11, 2017, we filed a motion to dismiss the consolidated amended complaint. On November 10, 2017, the court denied our motion, except to the extent that certain claims seek damages under the Sherman Antitrust Act. On July 5, 2018, the plaintiffs filed a motion for class certification, and on September 27, 2018, the court granted that motion. On January 23, 2019, the Ninth

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Circuit granted us permission to appeal the court’s class certification order, and on January 24, 2019, the court stayed the case pending our appeal. On December 2, 2019, a hearing on our appeal of the class certification order was held before the Ninth Circuit, and on September 29, 2021, the Ninth Circuit vacated the district court’s class certification order, ruling that the court had failed to correctly assess the propriety of applying California law to a nationwide class. The Ninth Circuit remanded the case to the district court and instructed the court to consider the effect of United States Federal Trade Commission (FTC) v. QUALCOMM Incorporated (which the Ninth Circuit decided in favor of Qualcomm in August 2020) on this case. We believe the plaintiffs’ claims are without merit.
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
ParkerVision, Inc. v. QUALCOMM Incorporated: On May 1, 2014, ParkerVision filed a complaint against us in the United States District Court for the Middle District of Florida alleging that certain of our products infringed seven ParkerVision patents. On August 21, 2014, ParkerVision amended the complaint, alleging that we infringed 11 ParkerVision patents and sought damages and injunctive and other relief. ParkerVision has subsequently reduced the number of patents asserted to three. The asserted patents are now expired, and injunctive relief is no longer available. ParkerVision continues to seek damages related to the sale of many of our radio frequency (RF) products sold between 2008 and 2018. From January 24, 2022 to January 25, 2022, the court held a hearing on various summary judgment and evidentiary motions. The court has not yet ruled on the motions, and no trial date has been set. We believe that ParkerVision’s claims are without merit.
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
On February 21, 2017, we filed an action in the Seoul High Court to cancel the KFTC’s decision. The Seoul High Court held hearings concluding on August 14, 2019, and on December 4, 2019, announced its judgment affirming certain portions of the KFTC’s decision and finding other portions of the KFTC’s decision unlawful. The Seoul High Court cancelled the KFTC’s remedial orders described in (c) above, and solely insofar as they correspond thereto, the Seoul High Court cancelled the KFTC’s remedial orders described in (d) above. The Seoul High Court dismissed the remainder of our action to cancel the KFTC’s decision. On December 19, 2019, we filed a notice of appeal to the Korea Supreme Court challenging those portions of the Seoul High Court decision that are not in our favor. The KFTC filed a notice of appeal to the Korea Supreme Court challenging the portions of the Seoul High Court decision that are not in its favor. Both we and the KFTC have filed briefs on the merits. The Korea Supreme Court has not yet ruled on our appeal or that of the KFTC. We believe that our business practices do not violate the MRFTA.

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
In the third quarter of fiscal 2019, we recorded a charge of $275 million to other expenses related to this EC fine. We provided a financial guarantee in the first quarter of fiscal 2020 to satisfy the obligation in lieu of cash payment while we appeal the EC’s decision. The fine is accruing interest at a rate of 1.50% per annum while it is outstanding. In the fourth quarter of fiscal 2019, we designated the liability as a hedge of our net investment in certain foreign subsidiaries, with gains and losses recorded in accumulated other comprehensive income as a component of the foreign currency translation adjustment. At December 26, 2021, the liability, including related foreign currency gains and accrued interest (which, to the extent they were not related to the net investment hedge, were recorded in investment and other income, net), was $283 million and included in other current liabilities.
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
In the first quarter of fiscal 2018, we recorded a charge of $1.2 billion to other expenses related to this EC fine. We provided financial guarantees in the third quarter of fiscal 2018 to satisfy the obligation in lieu of cash payment while we appeal the EC’s decision. The fine is accruing interest at a rate of 1.50% per annum while it is outstanding. In the first quarter of fiscal 2019, we designated the liability as a hedge of our net investment in certain foreign subsidiaries, with gains and losses recorded in accumulated other comprehensive income as a component of the foreign currency translation adjustment. At December 26, 2021, the liability, including related foreign currency gains and accrued interest (which, to the extent they were not related to the net investment hedge, were recorded in investment and other income, net), was $1.2 billion and included in other current liabilities.
Contingent Losses and Other Considerations: We will continue to vigorously defend ourselves in the foregoing matters. However, litigation and investigations are inherently uncertain, and we face difficulties in evaluating or estimating likely outcomes or ranges of possible loss, particularly in antitrust and trade regulation investigations. Other than with respect to the EC fines, we have not recorded any accrual at December 26, 2021 for contingent losses associated with these matters based on our belief that losses, while reasonably possible, are not probable. Further, any possible amount or range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. We are engaged in numerous other legal actions not described above arising in the ordinary course of our business (for example, proceedings relating to employment matters or the initiation or defense of proceedings relating to intellectual property rights) and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

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
Our CODM allocates resources to and evaluates the performance of our segments based on revenues and earnings (loss) before income taxes (EBT). Segment EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to unallocated corporate assets. Certain income and charges are not allocated to segments in our management reports because they are not considered in evaluating the segments’ operating performance. Unallocated income and charges include certain interest expense, certain net investment income, certain share-based compensation, gains and losses on our deferred compensation plan liabilities and related assets and certain research and development expenses, certain selling, general and administrative expenses and other expenses or income that were deemed to be not directly related to the businesses of the segments. Additionally, unallocated charges include recognition of the step-up of inventories and property, plant and equipment to fair value, amortization of certain intangible assets and certain other acquisition-related charges, third-party acquisition and integration services costs and certain other items, which may include major restructuring and restructuring-related costs, asset impairment charges and awards, settlements and/or damages arising from legal or regulatory matters. Our CODM does not evaluate our operating segments using discrete asset information.
The table below presents revenues and EBT for reportable segments (in millions):

	Three Months Ended
	December 26, 2021	December 27, 2020
Revenues
QCT	$8,847	$6,533
QTL	1,818	1,660
QSI	8	9
Reconciling items	32	33
Total	$10,705	$8,235
EBT
QCT	$3,114	$1,919
QTL	1,406	1,270
QSI	122	158
Reconciling items	(777)	(743)
Total	$3,865	$2,604

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Reconciling items for revenues and EBT in the previous table were as follows (in millions):

	Three Months Ended
	December 26, 2021	December 27, 2020
Revenues
Nonreportable segments	$32	$33
EBT
Unallocated cost of revenues	$(53)	$(74)
Unallocated research and development expenses	(453)	(406)
Unallocated selling, general and administrative expenses	(152)	(178)
Unallocated interest expense	(139)	(142)
Unallocated investment and other income, net	23	71
Nonreportable segments	(3)	(14)
	$(777)	$(743)
Note 7. Acquisitions
Completed. On March 16, 2021 (the Closing Date), we completed the acquisition of NuVia, Inc. (NUVIA) for $1.1 billion (net of $174 million cash acquired), substantially all of which was paid in cash. In connection with the acquisition, we assumed or replaced unvested NUVIA stock awards with Qualcomm stock awards with an estimated fair value of $258 million, which have post-acquisition requisite service periods of up to four years. NUVIA has certain in-process technologies and is comprised of a CPU (central processing unit) and technology design team with expertise in high performance processors, SoC (system-on-chip) and power management for compute-intensive devices and applications. Upon completion of development, NUVIA’s technologies are expected to be integrated into certain QCT products. We recorded $885 million of goodwill which is not deductible for tax purposes and was allocated to our QCT segment for annual impairment testing purposes. Goodwill is primarily attributable to assembled workforce and certain revenue and cost synergies expected to arise after the acquisition. We also recorded a $247 million in-process research and development intangible asset related to a single project, which is expected to be completed in fiscal 2023 and, upon completion, will be amortized over its useful life, which is expected to be seven years. Our results of operations for fiscal 2021 included the operating results of NUVIA since the Closing Date, the amounts of which were not material.
Pending. On October 4, 2021, we and SSW Partners, a New York-based investment partnership, entered into a definitive agreement (the Merger Agreement) to acquire Veoneer, Inc. (Veoneer) for $37.00 per share in cash, which values the estimated total cash consideration to be paid to Veoneer’s shareholders, inclusive of amounts expected to be paid at closing for Veoneer’s outstanding equity awards and convertible senior notes due 2024, at approximately $4.5 billion. At closing, SSW Partners will acquire all of the outstanding capital stock of Veoneer, shortly after which it will sell Veoneer’s Arriver business to Qualcomm and retain Veoneer’s Tier-1 automotive supplier businesses. Following the close of the Arriver business sale, we intend to incorporate Arriver’s computer vision, drive policy and driver assistance technologies into our Snapdragon automotive platform to deliver an ADAS (advanced driver assistance systems) platform for automakers and Tier-1 automotive suppliers. The Merger Agreement was approved by Veoneer’s shareholders on December 16, 2021. The acquisition is subject to certain other closing conditions. The Merger Agreement also provides that Qualcomm and SSW Partners are not required to complete the acquisition prior to April 4, 2022. Subject to the satisfaction of these conditions, the acquisition is expected to close in 2022.
We will fund substantially all of the cash consideration that SSW Partners will pay to Veoneer’s shareholders in exchange for (i) our right to acquire, and SSW Partners’ obligation to sell to us, Veoneer’s Arriver business and (ii) our right to receive a portion of the proceeds upon the sale of Veoneer’s Tier-1 automotive supplier businesses by SSW Partners. In addition, we entered into a loan facility under which we will provide financing to Veoneer to support the Arriver business, to the extent requested by Veoneer, in the event that the acquisition has not closed, for the quarter commencing April 1, 2022 and each of the two subsequent quarters of up to $120 million per quarter (up to $360 million in the aggregate), which amounts may be forgiven in certain circumstances in which the Merger Agreement is terminated. An additional amount of up to $120 million for the first quarter of calendar 2023 may be provided under the loan facility if the final outside date, as defined in the Merger Agreement, is extended to April 4, 2023.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In accordance with the Merger Agreement, we paid to Magna International Inc. (Magna) a termination fee of $110 million in the first quarter of fiscal 2022 on behalf of Veoneer in connection with the termination of the previously announced agreement and plan of merger, dated as of July 22, 2021, by and among Magna and Veoneer. The termination fee was recorded in other noncurrent assets as advanced consideration for the acquisition at December 26, 2021 and was classified as cash used by investing activities in the condensed consolidated statements of cash flows in the three months ended December 26, 2021.
Note 8. Fair Value Measurements
The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 26, 2021 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$3,452	$1,376	$—	$4,828
Marketable securities:
Corporate bonds and notes	—	3,856	—	3,856
Equity securities	700	—	—	700
Mortgage- and asset-backed securities	—	137	—	137
U.S. Treasury securities and government-related securities	—	10	—	10
Total marketable securities	700	4,003	—	4,703
Derivative instruments	—	46	—	46
Other investments	751	—	50	801
Total assets measured at fair value	$4,903	$5,425	$50	$10,378
Liabilities
Derivative instruments	$—	$117	$—	$117
Other liabilities	751	—	—	751
Total liabilities measured at fair value	$751	$117	$—	$868
Long-term Debt. At December 26, 2021, the aggregate fair value of our outstanding floating- and fixed-rate notes, based on Level 2 inputs, was approximately $16.9 billion.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9. Marketable Securities
Our marketable securities were all classified as current and were comprised as follows (in millions):

	December 26, 2021	September 26, 2021
Available-for-sale debt securities:
Corporate bonds and notes	$3,856	$4,459
Mortgage- and asset-backed securities	137	147
U.S. Treasury securities and government-related securities	10	10
Total available-for-sale debt securities	4,003	4,616
Equity securities	700	682
Total marketable securities	$4,703	$5,298
The contractual maturities of available-for-sale debt securities were as follows (in millions):

December 26, 2021
Years to Maturity
Less than one year	$566
One to five years	3,300
No single maturity date	137
Total	$4,003
Debt securities with no single maturity date included mortgage- and asset-backed securities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in “Part I, Item 1” of this Quarterly Report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended September 26, 2021 contained in our 2021 Annual Report on Form 10-K.
This Quarterly Report (including but not limited to this section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. Additionally, statements concerning future matters such as our future business, prospects, results of operations, financial condition or research and development or technology investments; new or enhanced products, services or technologies; emerging industries or business models; design wins or product launches; industry, market, business, product, technology, commercial, competitive or consumer trends, including seasonality; the 5G transition; our expectations regarding future demand or supply conditions; strategic investments or acquisitions, and the anticipated timing or benefits thereof; potential impacts of the COVID-19 pandemic, legal or regulatory matters, U.S./China trade or national security tensions or vertical integration by our customers; competition; and other statements regarding matters that are not historical are also forward-looking statements.
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
First Quarter Fiscal 2022 Overview
Revenues for the first quarter of fiscal 2022 were $10.7 billion, an increase of 30% compared to the year ago quarter, with net income of $3.4 billion, an increase of 38% compared to the year ago quarter. Highlights from the first quarter of fiscal 2022 included:
•QCT revenues increased by 35% in the first quarter of fiscal 2022 compared to the year ago quarter, primarily due to an increase in average selling prices and favorable mix toward higher-tier 5G products in handsets, in part reflecting demand from certain Chinese OEMs as they continue to gain device share, along with higher IoT revenues.
•QTL revenues increased by 10% in the first quarter of fiscal 2022 compared to the year ago quarter, primarily due to higher estimated revenues per unit, which was primarily driven by favorable mix, including 5G.
•On October 4, 2021, we and SSW Partners, a New York-based investment partnership, entered into a definitive agreement to acquire Veoneer, Inc. (Veoneer) for $37.00 per share in cash, which values the estimated total cash consideration to be paid to Veoneer’s shareholders, inclusive of amounts expected to be paid at closing for Veoneer’s outstanding equity awards and convertible senior notes due 2024, at approximately $4.5 billion. At closing, SSW Partners will acquire all of the outstanding capital stock of Veoneer, shortly after which it will sell Veoneer’s Arriver business to Qualcomm and retain Veoneer’s Tier-1 automotive supplier businesses. Following close of the Arriver business sale, we intend to incorporate Arriver’s computer vision, drive policy and driver assistance technologies into our Snapdragon automotive platform to deliver an ADAS (advanced driver assistance systems) platform for automakers and Tier-1 automotive suppliers. The acquisition is expected to close in 2022, subject to certain closing conditions.
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
Our reportable segments are operated by QUALCOMM Incorporated and its direct and indirect subsidiaries. QTL is operated by QUALCOMM Incorporated, which owns the vast majority of our patent portfolio. Substantially all of our products and services businesses, including QCT, and substantially all of our engineering and research and development functions, are operated by Qualcomm Technologies, Inc. (QTI), a wholly-owned subsidiary of QUALCOMM Incorporated, and QTI’s subsidiaries. Neither QTI nor any of its subsidiaries has any right, power or authority to grant any licenses or other rights under or to any patents owned by QUALCOMM Incorporated.
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
Results of Operations

Revenues (in millions)
	Three Months Ended
	December 26, 2021	December 27, 2020	Change
Equipment and services	$8,682	$6,442	$2,240
Licensing	2,023	1,793	230
	$10,705	$8,235	$2,470
First quarter 2022 vs. 2021
The increase in revenues in the first quarter of fiscal 2022 was primarily due to:
+    $2.2 billion in higher equipment and services revenues from our QCT segment
+    $158 million in higher licensing revenues from our QTL segment

Costs and Expenses (in millions, except percentages)
	Three Months Ended
	December 26, 2021	December 27, 2020	Change
Cost of revenues	$4,303	$3,489	$814
Gross margin	60%	58%
First quarter 2022 vs. 2021
Gross margin percentage increased in the first quarter of fiscal 2022 primarily due to:
+ increase in QCT gross margin
- decrease in higher margin QTL licensing revenues in proportion to QCT revenues

	Three Months Ended
	December 26, 2021	December 27, 2020	Change
Research and development	$1,930	$1,653	$277
% of revenues	18%	20%
First quarter 2022 vs. 2021
The increase in research and development expenses in the first quarter of fiscal 2022 was primarily due to:
+    $197 million increase driven by higher costs related to the development of wireless and integrated circuit technologies (including 5G and application processor technologies), primarily driven by an increase in employee-related expenses
+    $91 million increase in share-based compensation expense

	Three Months Ended
	December 26, 2021	December 27, 2020	Change
Selling, general and administrative	$608	$567	$41
% of revenues	6%	7%
First quarter 2022 vs. 2021
The increase in selling, general and administrative expenses in the first quarter of fiscal 2022 was primarily due to:
+    $69 million increase in employee-related expenses
-    $29 million decrease in expenses driven by revaluation of our deferred compensation obligation on lower relative stock market performance (which resulted in a corresponding decrease in net gains on deferred compensation plan assets within investment and other income, net due to the revaluation of the related assets)

Interest Expense and Investment and Other Income, Net (in millions)
	Three Months Ended
	December 26, 2021	December 27, 2020	Change
Interest expense	$139	$141	$(2)
Investment and other income, net
Interest and dividend income	$17	$21	$(4)
Net gains on marketable securities	17	118	(101)
Net gains on other investments	93	34	59
Net gains on deferred compensation plan assets	13	54	(41)
Impairment losses on other investments	(1)	(1)	—
Net (losses) gains on derivative instruments	(13)	9	(22)
Equity in net earnings (losses) of investees	7	(2)	9
Net gains (losses) on foreign currency transactions	7	(14)	21
	$140	$219	$(79)

Income Tax Expense (in millions, except percentages)
The following table summarizes the primary factors that caused our income tax provision to differ from the expected income tax provision at the U.S. federal statutory rate:

	Three Months Ended
	December 26, 2021	December 27, 2020
Expected income tax provision at federal statutory tax rate	$812	$547
Excess tax benefit associated with share-based awards	(188)	(163)
Benefit from foreign-derived intangible income (FDII) deduction	(140)	(75)
Benefit related to the research and development tax credit	(58)	(59)
Foreign currency loss (gains) related to foreign withholding tax receivable	12	(79)
Other	28	(22)
Income tax expense	$466	$149
Effective tax rate	12%	6%
We estimate our annual effective income tax rate to be 14% for fiscal 2022, which is lower than the U.S. federal statutory rate, primarily due to a significant portion of our income qualifying for preferential treatment as FDII at a 13% effective tax rate, excess tax benefits associated with share-based awards and benefits from our federal research and development tax credit.
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
Segment Results
The following should be read in conjunction with our financial results for the first quarter of fiscal 2022 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Segment Information.”
QCT Segment (in millions, except percentages)

	Three Months Ended
	December 26, 2021	December 27, 2020	Change
Revenues
Handsets (1)	$5,983	$4,216	$1,767
RFFE (2)	1,132	1,061	71
Automotive (3)	256	212	44
IoT (internet of things) (4)	1,476	1,044	432
Total revenues	$8,847	$6,533	$2,314
EBT (5)	$3,114	$1,919	$1,195
EBT as a % of revenues	35%	29%	6 points
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
(4) Primarily includes products sold for use in the following industries and applications: consumer (including computing, voice and music and XR), edge networking (including mobile broadband and wireless access points) and industrial (including handhelds, retail, transportation and logistics and utilities).
(5) Earnings (loss) before income taxes.
Substantially all of QCT’s revenues consist of equipment and services revenues, which were $8.6 billion and $6.4 billion in the first quarter of fiscal 2022 and 2021, respectively. QCT handsets, automotive and IoT revenues mostly relate to sales of our Snapdragon platforms (which include processors and modems), stand-alone Mobile Data Modems, radio frequency transceiver, power management and wireless connectivity integrated chipsets.
First quarter 2022 vs. 2021
The increase in QCT revenues in the first quarter of fiscal 2022 was primarily due to:
+    higher handsets revenues, primarily driven by $1.9 billion in higher revenues per chipset, which was primarily due to increases in average selling prices and favorable mix toward higher-tier 5G products, particularly from certain Chinese OEMs as they continue to gain device share
+    higher RFFE revenues, primarily driven by an increase in demand for 4G/5G products from major OEMs
+    higher automotive revenues, primarily driven by an increase in demand for digital cockpit products
+    higher IoT revenues, primarily driven by a $245 million increase in revenues per unit due to an increase in average selling prices and favorable mix primarily in consumer products and a $187 million increase in demand across edge networking and industrial products
QCT EBT as a percentage of revenues increased in the first quarter of fiscal 2022 primarily due to:
+    higher revenues
+    higher gross margin percentage, primarily driven by higher average selling prices and favorable mix due to an increase in demand for 5G products, partially offset by higher product costs
-    higher operating expenses, primarily driven by higher research and development expenses
QTL Segment (in millions, except percentages)

	Three Months Ended
	December 26, 2021	December 27, 2020	Change
Licensing revenues	$1,818	$1,660	$158
EBT	1,406	1,270	136
EBT as a % of revenues	77%	77%	—
First quarter 2022 vs. 2021
The increase in QTL licensing revenues in the first quarter of fiscal 2022 was primarily due to a $144 million increase in estimated revenues per unit, primarily driven by favorable mix, including 5G.
QTL EBT as a percentage of revenues remained flat in the first quarter of fiscal 2022 primarily due to:
+    higher revenues
-    higher operating expenses, primarily driven by higher selling, general and administrative expenses
QSI Segment (in millions)

	Three Months Ended
	December 26, 2021	December 27, 2020	Change
Equipment and services revenues	$8	$9	$(1)
EBT	122	158	(36)
First quarter 2022 vs. 2021
The decrease in QSI EBT in the first quarter of fiscal 2022 was primarily due to a $36 million decrease in net gains on investments.
Looking Forward
In the coming years, we expect consumer demand for 3G/4G/5G multimode and 5G products and services to continue to ramp around the world as we continue to transition from 3G/4G multimode and 4G products and services. We believe that 5G will continue to drive adoption of certain technologies that are already commonly used in smartphones by industries and applications beyond mobile handsets, such as automotive and IoT. We believe it is important that we remain a leader in 5G technology development, standardization, intellectual property creation and licensing, and a leading developer and supplier of 5G integrated circuit products in order to sustain and grow our business long-term.
As we look forward to the next several quarters, our business may be impacted by the following key items:
•We expect QCT revenues to continue to be favorably impacted compared to the prior year, reflecting continued strength across handsets, RFFE, automotive and IoT revenue streams.

•While we and the semiconductor industry continue to experience capacity constraints, we have entered into several, and we expect to enter into additional, multi-year capacity purchase commitments with certain suppliers of our integrated circuit products in an effort to secure commitments for future supply, which we expect will allow us to continue to realize benefits from increased demand for integrated circuit products, particularly from certain Chinese OEMs as they continue to gain device share. Despite these realized benefits, there continues to be supply chain complexities and challenges that have prevented, and we expect will continue to prevent, us from securing supply to fully realize the benefits of increased customer demand.
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
•We currently do not expect a significant impact on our results of operations in the future due to COVID-19. The degree to which the COVID-19 pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain. See “Risk Factors” in this Quarterly Report, specifically the Risk Factor titled “The coronavirus (COVID-19) pandemic had an adverse effect on our business and results of operations, and may continue to impact us in the future.”
In addition to the foregoing business and market-based matters, we continue to devote resources to working with and educating participants in the wireless industry and governments as to the benefits of our licensing program and our extensive technology investments in promoting a highly competitive and innovative wireless industry. However, we expect that certain companies may be dissatisfied with the need to pay reasonable royalties for the use of our technologies and not welcome the success of our licensing program in enabling new, highly cost-effective competitors to their products. Accordingly, such companies and/or governments or regulators may continue to challenge our business model in various forums throughout the world.
Further discussion of risks related to our business is provided in the section titled “Risk Factors” included in this Quarterly Report.
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and cash provided by our debt programs. The following tables present selected financial information related to our liquidity at December 26, 2021 and September 26, 2021 and for the first three months of fiscal 2022 and 2021 (in millions):

	December 26, 2021	September 26, 2021	Change
Cash and cash equivalents	$6,607	$7,116	$(509)
Marketable securities	4,703	5,298	(595)
Cash, cash equivalents and marketable securities	$11,310	$12,414	$(1,104)

	Three Months Ended
	December 26, 2021	December 27, 2020	Change
Net cash provided by operating activities	$2,057	$3,175	$(1,118)
Net cash used by investing activities	(112)	(1,202)	1,090
Net cash used by financing activities	(2,446)	(1,645)	(801)
Cash, cash equivalents and marketable securities. The net decrease in cash, cash equivalents and marketable securities was primarily due to $1.2 billion in payments to repurchase shares of our common stock, $765 million in cash dividends paid, $583 million in capital expenditures, $500 million in payments of tax withholdings related to the vesting of share-based awards and $238 million in cash paid for acquisitions and other investments. This was partially offset by net cash provided by operating activities, which was impacted by advanced payments of $1.4 billion made to suppliers of our integrated circuit products under multi-year capacity commitments, as well as $1.0 billion of net changes in other operating assets and liabilities, consisting of increased working capital, including higher inventory and related operating liabilities to support QCT demand, an increase in accounts receivable as a result of higher revenues (net of an increase in amounts accrued for customer incentive arrangements recorded as a reduction to accounts receivable) and the timing of payments related to payroll, benefits and other liabilities. We currently expect our working capital requirements to increase in the near term to support QCT demand.
Capital Return Program. On October 12, 2021, we announced a new $10.0 billion stock repurchase program, which was in addition to the then-remaining repurchase authority of $0.9 billion under the previous program. The stock repurchase programs have no expiration date. In the first three months of fiscal 2022, we repurchased and retired 8 million shares of our common stock for $1.2 billion, before commissions. At December 26, 2021, $10.1 billion remained authorized for repurchase under our stock repurchase programs. Our stock repurchase program is subject to periodic evaluations to determine when and if repurchases are in the best interests of our stockholders, and we may accelerate, suspend, delay or discontinue repurchases at any time.
In the first quarter of fiscal 2022, we paid cash dividends totaling $765 million, or $0.68 per share. On January 18, 2022, we announced a cash dividend of $0.68 per share on our common stock, payable on March 24, 2022 to stockholders of record as of the close of business on March 3, 2022. We currently intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders, among other factors.
Debt. At December 26, 2021, we had $15.5 billion of principal floating- and fixed-rate notes outstanding, $1.5 billion of which matures in May 2022. The remaining debt has maturity dates in 2023 through 2050. We have an unsecured commercial paper program, which provides for the issuance of up to $4.5 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. At December 26, 2021, we had $500 million of commercial paper outstanding. We also have a Revolving Credit Facility, which provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.5 billion, which expires on December 8, 2025. At December 26, 2021, no amounts were outstanding under the Revolving Credit Facility. We expect to issue debt in the future. The amount and timing of such debt will depend on a number of factors, including but not limited to maturities of our existing debt, acquisitions and strategic investments, favorable and/or acceptable interest rates and changes in corporate income tax law. Additional information regarding our outstanding debt is provided in “Notes to Consolidated Financial Statements, Note 6. Debt” in our 2021 Annual Report on Form 10-K.
Acquisitions. In October 2021, we and SSW Partners entered into a definitive agreement to acquire Veoneer for total estimated cash consideration of approximately $4.5 billion, substantially all of which will be funded by Qualcomm, and in the first quarter of fiscal 2022, we paid a $110 million termination fee to Magna International Inc. on behalf of Veoneer. Further, we have entered into a loan facility under which we will provide financing to Veoneer of up to $480 million under certain conditions. The acquisition is expected to close in 2022, subject to certain closing conditions. Additional information related to this definitive agreement to acquire Veoneer and our obligations under the loan facility is included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 7. Acquisitions.” We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly, to open new opportunities for our technologies, obtain development resources, grow our patent portfolio or pursue new businesses.
Long-term Capacity Commitments. We have entered into several multi-year capacity purchase commitments with certain suppliers of our integrated circuit products. In the first quarter of fiscal 2022, we made $1.4 billion in advance payments related to certain obligations under these purchase agreements, which were included within other assets and other current assets at December 26, 2021. Additional information regarding long-term capacity commitments and other purchase obligations is provided in “Notes to Consolidated Financial Statements, Note 7. Commitments and Contingencies” in our 2021 Annual Report on Form 10-K.
Additional Capital Requirements. Expected working and other capital requirements are described in our 2021 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At December 26, 2021, other than for the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our 2021 Annual Report on Form 10-K.
Further, regulatory authorities in certain jurisdictions have investigated our business practices and instituted proceedings against us and they or other regulatory authorities may do so in the future. Additionally, certain of our direct and indirect customers and licensees have pursued, and they or others may in the future pursue, litigation, arbitration or other strategies against us related to our business. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, revenues, results of operations, financial condition and cash flows. See “Notes to Condensed Consolidated Financial Statements, Note 5. Commitments and Contingencies” and “Risk Factors” in this Quarterly Report.
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
Risk Factors
You should consider each of the following factors in evaluating our business and our prospects, any of which could negatively impact our business, results of operations, cash flows and financial condition, and require significant management time and attention. Further, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also negatively impact our business, results of operations, cash flows and financial condition, and require significant management time and attention. In such cases, the trading price of our common stock could decline. You should also consider the other information set forth in this Quarterly Report in evaluating our business and our prospects, including but not limited to our financial statements and the related notes, and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” References to “and,” “or” and “and/or” should be read to include the others, as appropriate.
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
The COVID-19 pandemic could impact our business, results of operations and financial condition in the future as described above, and/or through delayed, reduced or cancelled customer orders; disruptions or delays in our supply chain; the inability of our customers or licensees to purchase or pay for our products or technologies; the insolvency of key suppliers, customers or licensees; delays in reporting or payments from our customers or licensees; or failures by other counterparties. Additionally, federal, state or foreign governments may in the future increase corporate tax rates, increase employer payroll tax obligations and/or otherwise change tax laws to pay for stimulus and other actions that have been and may in the future be taken as a result of the COVID-19 pandemic.
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
Apple has utilized modem products of one of our competitors in some of its devices rather than our products, and solely utilized one of our competitors’ products in several of its prior device launches. In April 2019, we entered into a multi-year chipset supply agreement with Apple and began shipping modems under this agreement in the third quarter of fiscal 2020. In December 2019, Apple acquired Intel’s modem assets and is developing its own modem products using these assets. Accordingly, Apple is expected to use its own modem products, rather than our products, in some or all of its future devices.
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
Due to various factors, including pressure, encouragement or incentives from, or policies of, the Chinese government (including its Made in China 2025 campaign), concerns over losing access to our integrated circuit products as a result of actual, threatened or potential U.S. or Chinese government actions or policies, including trade protection or national security policies, or other reasons, some of our Chinese integrated circuit customers have developed, and others may in the future develop, their own integrated circuit products and use such integrated circuit products in their devices, or use our competitors’ integrated circuit products in their devices, rather than our products, which could materially harm our business, revenues, results of operations, cash flows and financial position. See also the Risk Factor titled “Our business, particularly our semiconductor business, may suffer as a result of our customers vertically integrating (i.e., developing their own integrated circuit products).”
Political actions, including trade protection and national security policies of the U.S. and Chinese governments, such as tariffs, bans or placing companies on restricted entity lists, have in the past, currently are and could in the future limit or prevent us from transacting business with certain of our Chinese customers or suppliers, limit, prevent or discourage certain of our Chinese customers or suppliers from transacting business with us, or make it more expensive to do so. Given our revenue concentration in China, if, due to actual, threatened or potential U.S. or Chinese government actions or policies: we were further limited in, or prohibited from, selling our integrated circuit products to Chinese OEMs; our non-Chinese OEM customers were limited in, or prohibited from, selling devices into China that incorporate our integrated circuit products; Chinese OEMs develop and use their own integrated circuit products or use our competitors’ integrated circuit products in some (or all) of their devices rather than our integrated circuit products; Chinese tariffs on our integrated circuit products or on devices which incorporate our integrated circuit products made purchasing such products or devices more expensive to Chinese OEMs or Chinese consumers; or our Chinese licensees delay or cease making payments of license fees they owe us, our business, revenues, results of operations, cash flows and financial position could be materially harmed. Similarly, if, due to U.S. or Chinese government actions or policies, we were limited in or prohibited from obtaining critical integrated circuit products from our suppliers in China, our business, revenues, results of operations, cash flows and financial position could be materially harmed. See also the Risk Factor titled “We derive a significant portion of our revenues from a small number of customers and licensees, and particularly from their sale of premium tier devices. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuates, our business and results of operations could be negatively affected.”
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
However, our research, development and other investments in these new and expanded product areas, industries and applications, and corresponding technologies and products, as well as in our existing, technologies and products and new technologies, such as 5G, use of licensed, shared and unlicensed spectrum and convergence of cellular and Wi-Fi, may not succeed because, among other reasons: we may not be issued patents on the technologies we develop; the technologies we develop may not be incorporated into relevant standards; new and expanded product areas, industries and applications beyond mobile handsets, and consumer demand therein, may not develop or grow as anticipated; we may be unable to attract or retain employees with the necessary skills in such new and expanded product areas, industries and applications; our strategies or the strategies of our customers, licensees or partners may not be successful; alternate technologies or products may be better or may reduce the advantages we anticipate from our investments; competitors’ technologies or products may be more cost effective, have more capabilities or fewer limitations or be brought to market faster than our new technologies or products; we may not be able to develop, or our competitors may have more established and/or stronger, customer, vendor, distributor or other channel relationships; and competitors may have longer operating histories in industries and applications that are new to us. We may also underestimate the costs of, or overestimate the future revenues or margins that could result from, these investments, and these investments may not, or may take many years to, generate material returns.
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
If we are not successful in extending our technologies and products into new and expanded product areas, and industries and applications beyond mobile handsets, if our new technologies and products are not successful, or if we are not successful in the time frames we anticipate, we may incur significant costs and asset impairments, our business and revenues may not grow or grow as anticipated, our revenues and margins may be negatively impacted, our stock price may decline and our reputation may be harmed.
We may engage in acquisitions and other strategic transactions or make investments, or be unable to consummate planned strategic acquisitions, which could adversely affect our results of operations or fail to enhance stockholder value.
We engage in acquisitions and other strategic transactions, including joint ventures, and make investments, which we believe are important to the future of our business, with the goal of maximizing stockholder value. From time to time, we acquire businesses and other assets, including patents, technology and other intangible assets, enter into joint ventures or other strategic transactions and purchase minority equity interests in or make loans to companies, including those that may be private and early-stage. Our strategic activities are generally focused on opening or expanding opportunities for our products and technologies and supporting the design and introduction of new products (or enhancing existing products) for mobile handsets, and for new industries and applications beyond mobile handsets. Many of our strategic activities entail a high degree of risk and require the use of significant amounts of capital, and investments may not become liquid for several years after the date of the investment, if at all. Our strategic activities may not be successful, generate financial returns or result in increased adoption or continued use of our technologies or products. We may underestimate the costs or overestimate the benefits, including product, revenue, cost and other synergies and growth opportunities that we expect to realize, and we may not achieve those benefits. In some cases, we may be required to consolidate or record our share of the earnings or losses of companies in which we have acquired ownership or variable interests. In addition, we have in the past recorded, and may in the future record, impairment or other charges related to our strategic activities. Any losses or impairment charges that we incur related to strategic activities will have a negative impact on our results of operations and financial condition, and we may continue to incur new or additional losses related to strategic assets or investments that we have not fully impaired or exited.
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
•demand for integrated circuits that exceeds suppliers’ capacity to meet that demand;
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
•natural disasters, the effects of climate change or geopolitical conflicts impacting our suppliers and their manufacturing foundries or assembly, test or other facilities;
•health crises, including epidemics or pandemics such as the COVID-19 pandemic, and government and business responses thereto, which impact our suppliers, including as a result of quarantines or closures;
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
Although we have long-term contracts with our suppliers, some of these contracts do not provide for long-term capacity commitments. To the extent we do not have firm commitments from our suppliers over a specific time period or for any specific quantity, our suppliers may allocate, and in the past have allocated, capacity to the manufacture, assembly and testing of products for their other customers (including our competitors) while reducing or limiting capacity to manufacture, assemble or test our products, and such capacity may be limited based on our suppliers’ ability and willingness to invest in the capital required to manufacture in the leading process technologies. Our suppliers or potential alternate suppliers may also manufacture their own integrated circuits that compete with our products. Such suppliers have in the past allocated and may again allocate raw materials and manufacturing capacity to their own products and reduce or limit the production of our products. Accordingly, capacity for our products may not be available when we need it. To the extent we do obtain long-term capacity commitments, we may incur additional costs related to those commitments or make non-refundable payments for capacity commitments that are not used. In addition, we may not receive reasonable pricing, manufacturing or delivery terms from our suppliers, and our ability to obtain favorable terms may be diminished during times of high demand and/or limited manufacturing capacity for integrated circuit products.
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
We are subject to many complex environmental, health and safety laws, regulations and rules in each jurisdiction in which we operate our manufacturing (and research and development) facilities. The regulatory landscape in these areas continues to evolve, and we anticipate additional laws, regulations and rules in the future. In particular, new, or changes in, environmental and climate change laws, regulations or rules, including relating to GHG emissions, could lead to new or additional investments in production processes and could increase environmental compliance expenditures. In addition, certain environmental laws impose strict, and in certain circumstances joint and several, liability on current or previous owners or operators of real property, or parties who arranged for hazardous substances to be sent to disposal or treatment facilities, for the cost of investigation, removal or remediation of hazardous substances. As a result, we may incur clean-up costs in connection with any such removal or remediation efforts, as well as other third-party claims in connection with contaminated sites. In addition, we could be held liable for consequences arising out of human exposure to hazardous substances or other environmental damage. If we, or companies or facilities we acquire or have acquired, in the past failed or in the future fail to comply with any such laws and regulations, then we could incur regulatory penalties, fines and legal liabilities; suspension of production; significant compliance requirements; alteration of our manufacturing, assembly or test processes; restriction on our ability to modify or expand our facilities; damage to our reputation; and restrictions on our operations or sales. We are also required to obtain and maintain environmental permits from governmental authorities for certain of our operations. We cannot make assurances that we will at all times be in compliance with such laws, regulations, rules and permits. See also the risk factor titled “Our business may suffer due to the impact of, or our failure to comply with, the various existing, new or amended laws, regulations, policies or standards to which we are subject.”
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
We have manufacturing facilities in Asia and Europe. If tsunamis, flooding, earthquakes, volcanic eruptions, drought or other natural disasters, effects of climate change or geopolitical conflicts, were to damage, destroy or disrupt our manufacturing facilities, it could disrupt our operations, cease or delay production and shipments of inventory and result in costly repairs, replacements or other costs and lost business. In addition, natural disasters, effects of climate change or geopolitical conflicts may result in disruptions in transportation, distribution channels and supply chains, and significant increases in the prices of raw materials. Further, health crises, including epidemics or pandemics, such as the COVID-19 pandemic, and government and business responses thereto, could affect our manufacturing facilities, including by resulting in quarantines and/or closures, which would result in disruptions to and potential closures of our manufacturing operations. Our manufacturing operations could also be disrupted by cyber-attacks on our IT systems, as described in the Risk Factor below titled “Our business and operations could suffer in the event of security breaches of our IT systems, or other misappropriation of our technology, intellectual property or other proprietary or confidential information.”
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
From time to time, we begin to purchase equipment to meet expected customer demand in advance of any purchase orders or long-term purchase commitments. Further, we typically begin manufacturing our products using our or our customers’ forecasts of demand for our products, which are based on a number of assumptions and estimates and may not be covered by long-term purchase commitments. As a result, we may incur increased inventory and manufacturing costs and/or record impairment charges to the extent anticipated sales ultimately do not materialize or are lower than expected. If we or our customers overestimate demand, or if demand is impacted by factors outside of our or our customers’ control such as the COVID-19 pandemic or trade or national security protection policies, that is not under a binding commitment from our customers, we may experience higher inventory carrying and operating costs and/or increased excess or obsolete inventory, which would negatively impact our results of operations
RISKS RELATED TO CYBERSECURITY OR MISAPPROPRIATION OF OUR CRITICAL INFORMATION
Our business and operations could suffer in the event of security breaches of our IT systems, or other misappropriation of our technology, intellectual property or other proprietary or confidential information.
Third parties regularly attempt to gain unauthorized access to our IT systems, and many such attacks are increasingly more sophisticated. These attacks, which might be related to industrial, corporate or other espionage, criminal hackers or state-sponsored intrusions, include trying to covertly introduce malware to our computers and networks, including those in our manufacturing operations, exploiting vulnerabilities in hardware, software or other IT infrastructure and impersonating authorized users, among others. We may also be subject to ransom-style cyber-attacks, which could impact our IT systems and cause widespread disruption to our business, including our manufacturing operations, and expose our confidential or propriety information. Third parties that store and/or process our confidential information, or that provide products, software or services used in our IT infrastructure (including applications), may be subject to similar attacks, which could also result in malware being introduced into our IT infrastructure, e.g., through the third parties’ software and/or software updates. Such attacks could result in the misappropriation, theft, misuse, disclosure, loss or destruction of the technology, intellectual property, or the proprietary, confidential or personal information, of us or our employees, customers, licensees, suppliers or other third parties, as well as damage to or disruptions in our IT systems. We believe that we have a robust cybersecurity program that is aligned to international cybersecurity frameworks, and that we leverage industry best practices across people, processes and technologies in an attempt to mitigate cybersecurity threats. However, we may not be able to anticipate, detect, repel or implement effective preventative measures against all cybersecurity threats, particularly because the techniques used are increasingly sophisticated and constantly evolving. As part of our cybersecurity program, we seek to identify and remediate vulnerabilities in our IT systems and software (including third party software used in our IT systems) that could be exploited by hackers or other malicious actors. However, we may not be aware of all such vulnerabilities, and we may fail to identify and/or remediate such vulnerabilities before they are exploited. Attempts to gain unauthorized access to our IT systems or other attacks have in the past, in certain instances and to certain degrees, been successful (but have not caused significant harm), and may in the future be successful, and in some cases, we might be unaware of an incident or its magnitude and effects.
In addition, employees and former employees, in particular former employees who become employees of our competitors, customers, licensees or other third parties, including state actors, have in the past and may in the future misappropriate, wrongfully use, publish or provide to our competitors, customers, licensees or other third parties, including state actors, our technology, intellectual property or other proprietary or confidential information. This risk is exacerbated as competitors for talent, particularly engineering talent, increasingly attempt to hire our employees. See also the Risk Factor titled “We may not be able to attract and retain qualified employees, and our attempts to fully reopen our offices and operate under a hybrid working environment may not be successful.” Similarly, we provide access to certain of our technology, intellectual property and other proprietary or confidential information to our direct and indirect customers and licensees and certain of our consultants, who have in the past and may in the future wrongfully use such technology, intellectual property or information, or wrongfully disclose such technology, intellectual property or information to third parties, including our competitors or state actors. We also provide access to certain of our technology, intellectual property and other proprietary or confidential information to certain of our joint venture partners, including those affiliated with state actors and including in foreign jurisdictions where ownership restrictions may require us to take a minority ownership interest in the joint venture. Such joint venture partners may wrongfully use such technology, intellectual property or information, or wrongfully disclose such technology, intellectual property or information to third parties, including our competitors or state actors.
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
Further, China has implemented, and other countries or regions may implement, cybersecurity laws that require our overall IT security environment to meet certain standards and/or be certified. Such laws may be complex, ambiguous and subject to interpretation, which may create uncertainty regarding compliance. As a result, our efforts to comply with such laws may be expensive and may fail, which could adversely affect our business, results of operations and cash flows. In addition, our contracts with certain of our customers will require us to obtain cybersecurity certifications for our IT systems. Failure to obtain or maintain the necessary cybersecurity certifications could result in loss of future revenues, damage to our customer relationships and reputation, and a shifting of business to our competitors.
RISKS RELATED TO HUMAN CAPITAL MANAGEMENT
We may not be able to attract and retain qualified employees, and our attempts to fully reopen our offices and operate under a hybrid working environment may not be successful.
Our future success depends upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to identify, attract, retain and motivate them. Implementing our business strategy requires specialized engineering and other talent, as our revenues are highly dependent on technological and product innovations. In addition, in order to extend our business into certain new and expanded product areas and industries and applications beyond mobile handsets, we will be required to attract, retain and motivate engineering and other technical personnel with specialized skills in these areas, and these skills are in high demand among our competitors. The market for employees in our industry is extremely competitive, and competitors for talent, particularly engineering talent, increasingly attempt to hire, and to varying degrees have been successful in hiring, our employees or employment candidates, including by establishing or expanding local offices near our headquarters in San Diego, California. Further, the increased availability of remote working arrangements, largely driven by the COVID-19 pandemic, has expanded the pool of companies that can compete for our employees and employment candidates. A number of such competitors for talent are significantly larger than us and are able to offer compensation in excess of what we are able to offer or other benefits that we generally do not offer, such as the ability to permanently work from home. Further, existing immigration laws make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the United States, making the pool of available talent even smaller. If we are unable to attract and retain qualified employees, our business may be harmed.
The COVID-19 pandemic caused us to modify our workforce practices, including having the vast majority of our employees work from home. As we reopen our offices, we intend to operate under a “hybrid” working environment, meaning that the majority of our employees will have the flexibility to work remotely at least some of the time for the foreseeable future. The hybrid working environment may impair our ability to maintain our collaborative and innovative culture, and may cause disruptions among our employees, including decreases in productivity, challenges in communications between on-site and off-site employees and, potentially, employee dissatisfaction and attrition. If our attempts to safely reopen our offices and operate under a hybrid working environment are not successful, our business could be adversely impacted.

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
Our patent license agreements in effect that generate a significant portion of our licensing revenues are effective for a specified term. To receive royalties after the expiration date of the specified term, we will need to extend or modify such license agreements or enter into new license agreements with such licensees. We might not be able to extend or modify license agreements, or enter into new license agreements, in the future without negatively affecting the material terms and conditions of our license agreements with such licensees, and such modifications or new agreements may negatively impact our revenues. In some circumstances, we may extend, modify or enter into new license agreements as a result of arbitration or litigation, and terms imposed by arbitrators or courts may be less favorable to us than existing terms, and may impact the financial or other terms of license agreements not subject to the litigation or arbitration. If there is a delay in extending, modifying or entering into a new license agreement with a licensee, there would be a delay in our ability to recognize revenues related to that licensee’s product sales. Further, if we are unable to reach agreement on such modifications or new agreements, it could result in patent infringement litigation with such licensees.
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
We have been in the past and are currently subject to various litigation and/or governmental investigations and proceedings. Certain of these matters are described in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Commitments and Contingencies.” We may become subject to other litigation or governmental investigations or proceedings in the future. Additionally, certain of our direct and indirect customers and licensees have pursued, and others may in the future pursue, litigation or arbitration against us related to our business. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, revenues, results of operations, cash flows and financial condition. See also the Risk Factors below titled “Changes in our patent licensing practices, whether due to governmental investigations, legal challenges or otherwise, could adversely impact our business and results of operations” and “Our business may suffer as a result of adverse rulings in governmental investigations or proceedings.”

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
As described in the Risk Factor below titled “Our business may suffer as a result of adverse rulings in governmental investigations or proceedings,” we have been in the past, currently are and may in the future be subject to various governmental investigations and legal proceedings challenging our patent licensing (or chipset sales) practices. We are currently subject to certain governmental investigations and/or legal proceedings, including those described in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Commitments and Contingencies.” We believe that one intent of certain of these governmental investigations and legal proceedings has been to reduce the amount of royalties that licensees are required to pay to us for their use of our intellectual property.
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

If we were required to sell chipsets to OEMs that do not have a license to our patents, our licensing program could be negatively impacted by patent exhaustion claims raised by such unlicensed OEMs (i.e., claims that our sale of chipsets to such OEMs forecloses us from asserting any patents substantially embodied by the chipsets against such OEMs). Such sales could provide OEMs with a defense in the event we asserted our patents against them to obtain licensing revenue for those patents. This could have a material adverse effect on our licensing program and our results of operations, cash flows and financial condition.
To the extent that we were required to implement any of these licensing and/or business practices, including by modifying or renegotiating our existing license agreements or pursuing other commercial arrangements, we would incur additional transaction costs, which may be significant, we could incur delays in recognizing revenues until license negotiations were completed, and our business, revenues, results of operations, cash flows and financial condition could be harmed. The impact of any such changes to our licensing practices could vary widely and by jurisdiction, depending on the specific outcomes and the geographic scope of such outcomes. In addition, if we were required to make modifications to our licensing practices in one jurisdiction, licensees or governmental agencies in other jurisdictions may attempt to obtain similar outcomes for themselves or for such other jurisdictions, as applicable, which could result in increased legal costs and further harm to our business, revenues, results of operations, cash flows and financial condition.
RISKS RELATED TO REGULATORY AND LEGAL CHALLENGES
Our business may suffer as a result of adverse rulings in governmental investigations or proceedings.
We have been in the past and currently are subject to various governmental investigations and proceedings. Certain of these matters are described in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Commitments and Contingencies.” Key allegations or findings in those matters include or have in the past included, among others: that we violate FRAND licensing commitments by refusing to grant licenses to chipset manufacturers; that our royalty rates are too high; that the base on which our royalties are calculated should be something less than the wholesale (i.e., licensee’s) selling price of the applicable device (minus certain permitted deductions); that we unlawfully require customers to execute a patent license before we sell them cellular modem chipsets; that we have entered into exclusive agreements with chipset customers that foreclose competition; that we leverage our position in baseband chipsets in the RFFE space; and that we violate antitrust laws and engage in anticompetitive conduct and unfair methods of competition. We may become subject to other litigation or governmental investigations or proceedings in the future.
Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, revenues, results of operations, cash flows and financial condition. Depending on the matter, various remedies that could result from an unfavorable resolution include, among others: the loss of our ability to enforce one or more of our patents; injunctions; monetary damages, fines or other orders to pay money; the issuance of orders to cease certain conduct or modify our business practices, such as requiring us to reduce our royalty rates, reduce the base on which our royalties are calculated, grant patent licenses to chipset manufacturers, sell chipsets to unlicensed OEMs or modify or renegotiate some or all of our existing license agreements; and determinations that some or all of our license agreements are invalid or unenforceable. In addition, a governmental body in a particular country or region may successfully assert and impose remedies with effects that extend beyond the borders of that country or region. If some or all of our license agreements are declared invalid or unenforceable and/or we are required to renegotiate these license agreements, we may not receive, or may not be able to recognize, some or any licensing or royalty revenues under the impacted license agreements unless and until we enter into new license agreements; and even licensees whose license agreements are not impacted may demand to renegotiate their agreements or invoke the dispute resolution provision in their agreements, and we may not be able to recognize some or any revenues under such agreements. The renegotiation of license agreements could result in terms that are less favorable to us than existing terms, or lead to arbitration or litigation to resolve the licensing terms, which could also be less favorable to us than existing terms, and each of which could take months or possibly years. Licensees may underreport, underpay, not report or not pay royalties owed to us pending the conclusion of such negotiations, arbitration or litigation. In addition, we may be sued for alleged overpayments of past royalties paid to us, including private antitrust actions seeking treble damages under U.S. antitrust laws. The occurrence of any of the above could have a material adverse effect on our business, revenues, results of operations, cash flows and financial condition, and our stock price could decline, possibly significantly, in which case we may have to significantly cut costs and other uses of cash, including in research and development, significantly impairing our ability to maintain product and technology leadership and invest in next generation technologies. Further, depending on the breadth and severity of the circumstances above, we may have to reduce, suspend or eliminate our capital return programs, and our ability to timely pay our indebtedness may be impacted.
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
We develop, patent and commercialize technology and products based on CDMA, OFDMA and other communications technologies, which are primarily wireless. We depend on our customers and licensees to develop devices and services based on these technologies to drive consumer demand for new 3G/4G and 3G/4G/5G multimode and single-mode devices, and to establish the selling prices for such devices. Further, the timing of our shipments of our products is dependent on the timing of our customers’ and licensees’ deployments of new devices and services based on these technologies. Increasingly, we also depend on operators of wireless networks, our customers and licensees and other third parties to incorporate these technologies into new device types and into industries and applications beyond mobile handsets, such as automotive and IoT, among others.
We have historically been successful during wireless technology transitions, including 3G, 4G and now 5G. Commercial deployments of 5G networks and devices have begun and will continue. However, the timing and scale of such deployments, in certain regions, have been and may in the future be delayed due to the COVID-19 pandemic or for other reasons that are beyond our control.
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
Our products and technologies face significant competition. Competition may intensify as our current competitors expand their product offerings, improve their products or reduce the prices of their products as part of a strategy to maintain existing business and customers or attract new business and customers, as new opportunities develop, and as new competitors enter the industry. Competition in wireless communications is affected by various factors that include, among others: OEM concentrations; vertical integration; competition in certain geographic regions; government intervention or support of national industries or competitors; the ability to maintain product differentiation in light of evolving industry standards and speed of technological change (including the transition to smaller geometry process technologies and the demand for always on, always connected capabilities); access to capacity in the supply chain; and value-added features that drive selling prices and consumer demand for new 3G/4G and 3G/4G/5G multimode and single-mode devices.
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
•develop and offer integrated circuit products at competitive cost and price points and to effectively cover all geographic regions and all device tiers;

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
•identify potential acquisition targets that will grow or sustain our business or address strategic needs, reach agreement on terms acceptable to us, close the transactions and effectively integrate these new businesses, products, technologies and employees;
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
In addition, the occurrence of defects, errors or security vulnerabilities may give rise to product liability claims, particularly if such defects, errors or security vulnerabilities in our products or the technology we use, or the products into which they are integrated, result in personal injury or death, and could result in significant costs, expenses and losses. If a product liability claim is brought against us, the cost of defending the claim could be significant, and could divert the attention of our technical and management personnel and harm our business, even if we are successful. We may be named in product liability claims even if there is no evidence that our products caused the damage in question, and even though we may have indemnity from our customers, and such claims could result in significant costs and expenses. Further, our business liability insurance may be inadequate, or future coverage may be unavailable on acceptable terms, which could adversely impact our financial results. The above is exacerbated by the fact that our products may be used, and perform critical functions, in various high-risk applications such as: (i) automobiles, including autonomous driver assistance programs; (ii) cameras and artificial intelligence, including home and enterprise security; (iii) home automation, including smoke and noxious gas detectors; (iv) medical condition monitoring; (v) location and asset tracking and management, including wearables for child safety and elderly health; (vi) robotics, including public safety drones and autonomous municipality vehicles; and (vii) extended reality (XR) for treatment of phobias or PTSD, early detection of disorders or special needs, among others.
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
Some industry participants who have a vested interest in devaluing patents in general, or standard-essential patents in particular, have mounted attacks on certain patent systems, increasing the likelihood of changes to established patent laws. In the United States, there is continued discussion regarding potential patent law changes and current and potential future litigation regarding patents, the outcomes of which could be detrimental to our licensing business. The laws in certain foreign countries in which our patents are or may be licensed, or our products are or may be manufactured or sold, including certain countries in Asia, may not protect our intellectual property rights to the same extent as the laws in the United States. We cannot predict with certainty the long-term effects of any potential changes. In addition, we cannot be certain that the laws and policies of any country or the practices of any standards bodies, foreign or domestic, with respect to intellectual property enforcement or licensing or the adoption of standards, will not be changed in the future in ways that are detrimental to our licensing program or to the sale or use of our products or technologies.
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
From time to time, companies have asserted, and may again assert, patent, copyright or other intellectual property claims against our products or products using our technologies or other technologies used in our industry. These claims have resulted and may again result in our involvement in litigation, and we are currently involved in such litigation, including those described in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Commitments and Contingencies.” We may not prevail in such litigation given, among other factors, the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products were found to infringe another company’s intellectual property, we could be subject to an injunction or be required to redesign our products, or to license such intellectual property or pay damages or other compensation to such other company (any of which could be costly). If we are unable to redesign our products, license such intellectual property used in our products or otherwise distribute our products (e.g., through a licensed supplier), we could be prohibited from making and selling our products. Similarly, our suppliers could be found to infringe another company’s intellectual property, and such suppliers could then be enjoined from providing products or services to us.
In any potential dispute involving us and another company’s patents or other intellectual property, our chipset foundries, semiconductor assembly and test providers and customers could also become the targets of litigation. We are contingently liable under certain product sales, services, license and other agreements to indemnify certain customers, chipset foundries and semiconductor assembly and test service providers against certain types of liability and damages arising from qualifying claims of patent infringement by products sold by us, or by intellectual property provided by us to our chipset foundries and semiconductor assembly and test service providers. Reimbursements under indemnification arrangements could have an adverse effect on our results of operations and cash flows. Furthermore, any such litigation could severely disrupt the supply of our products and the businesses of our chipset customers and their customers, which in turn could harm our relationships with them and could result in a decline in our chipset sales or a reduction in our licensees’ sales, causing a corresponding decline in our chipset or licensing revenues. Any claims, regardless of their merit, could be time consuming to address, result in costly litigation, divert the efforts of our technical and management personnel and/or cause product release or shipment delays, any of which could have an adverse effect on our results of operations and cash flows.
We may continue to be involved in litigation and may have to appear in front of administrative bodies (such as the United States International Trade Commission) to defend against patent assertions against our products by companies, some of whom are attempting to gain competitive advantage or leverage in licensing negotiations. We may not be successful in such proceedings, and if we are not, the range of possible outcomes is very broad and may include, for example, monetary damages or fines or other orders to pay money, royalty payments, injunctions on the sale of certain of our integrated circuit products (or on the sale of our customers’ devices using such products) or the issuance of orders to cease certain conduct or modify our business practices. Further, a governmental body in a particular country or region may assert, and may be successful in imposing, remedies with effects that extend beyond the borders of that country or region. In addition, a negative outcome in any such proceeding could severely disrupt the business of our customers and their wireless operator customers, which in turn could harm our relationships with them and could result in a decline in our chipset sales or a reduction in our licensees’ sales, causing corresponding declines in our chipset or licensing revenues.
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
A decline in global, regional or local economic conditions, a slow-down in economic growth, particularly in geographic regions with high concentrations of wireless voice and data users or high concentrations of our customers or licensees, could also have adverse, wide-ranging effects on our business and financial results, including: a decrease in demand for our products and technologies; a decrease in demand for the products and services of our customers or licensees; the inability of our suppliers to deliver on their supply commitments to us, our inability to supply our products to our customers and/or the inability of our customers or licensees to supply their products to end users; the insolvency of key suppliers, customers or licensees; delays in reporting or payments from our customers or licensees; failures by counterparties; and/or negative effects on wireless device inventories. In addition, our customers’ and licensees’ ability to purchase or pay for our products and intellectual property and network operators’ ability to upgrade their wireless networks could be adversely affected, potentially leading to a reduction, cancellation or delay of orders for our products. Further, inflationary pressure may increase our costs, reduce demand for our products or those of our customers or licensees due to increased prices of those products, or result in employee attrition to the extent our compensation does not keep up with inflation, particularly if our competitors’ compensation does.
Our stock price and financial results have fluctuated in the past and are likely to fluctuate in the future. Factors that may have a significant impact on the market price of our stock and our financial results include those identified above and throughout this Risk Factors section, as well as: volatility of the stock market in general and technology and semiconductor companies in particular; announcements concerning us, our suppliers, our competitors or our customers or licensees; and variations between our actual financial results or guidance and expectations of securities analysts or investors, among others. In the past, securities class action litigation has been brought against companies following periods of volatility in the market price of their securities, among other reasons. We are and may in the future be the target of securities litigation. Securities litigation could result in substantial uninsured costs and divert management’s attention and our resources. Certain legal matters, including certain securities litigation brought against us, are described in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Commitments and Contingencies.”
Our business may suffer due to the impact of, or our failure to comply with, the various existing, new or amended laws, regulations, policies or standards to which we are subject.
Our business and products, and those of our customers and licensees, are subject to various laws, rules and regulations globally as well as government policies and the specifications of international, national and regional communications standards bodies (collectively, Regulations). These include, among others: Regulations affecting: patent licensing practices; antitrust, competition and competitive business practices; the flow of funds out of certain countries (e.g., China); cybersecurity; import and export regulations, such as the U.S. Export Administration Regulations administered by the U.S. Department of Commerce; protection of intellectual property; trade and trade protection including tariffs; foreign policy and national security; environmental protection (including climate change), health and safety; supply chain, responsible sourcing, including the use of conflict minerals, and human rights; spectrum availability and license issuance; adoption of standards; taxation; privacy and data protection; labor, employment and human capital; corporate governance; public disclosure; and business conduct. Compliance with, or changes in the interpretation of, existing Regulations, the adoption of new Regulations, changes in the oversight of our activities by governments or standards bodies, or rulings in court, regulatory, administrative or other proceedings relating to such Regulations, among others, could have an adverse effect on our business and results of operations. See also the Risk Factors titled “Our business may suffer as a result of adverse rulings in governmental investigations or proceedings,” “Changes in our patent licensing practices, whether due to governmental investigations, legal challenges or otherwise, could adversely impact our business and results of operations,” “A significant portion of our business is concentrated in China, and the risks of such concentration are exacerbated by U.S./China trade and national security tensions,” “There are numerous risks associated with the operation and control of our manufacturing facilities, including a higher portion of fixed costs relative to a fabless model; environmental compliance and liability; impacts related to climate change; exposure to natural disasters, health crises and cyber-attacks; timely supply of equipment and materials; and various manufacturing issues,” and “Tax liabilities could adversely affect our results of operations.”
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2021 Annual Report on Form 10-K, along with certain updates described below. At December 26, 2021, there have been no material changes to the financial market risks described at September 26, 2021.
Equity Price Risk. At December 26, 2021, the recorded value of our marketable equity securities was $700 million. Certain of our marketable equity investments are in early or growth stage companies that have minimal public trading history, and the fair values of these investments have been and may continue to be subject to increased volatility.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined under Rule 13a-15(f) promulgated under the Exchange Act, in the first quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
We have provided updated Risk Factors in the section labeled “Risk Factors” in “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We do not believe those updates have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our 2021 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Our purchases of our equity securities in the first quarter of fiscal 2022 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
September 27, 2021 to October 24, 2021	3,890	$129.11	3,890	$10,746
October 25, 2021 to November 21, 2021	2,588	141.79	2,588	10,379
November 22, 2021 to December 26, 2021	1,705	181.20	1,705	10,070
Total	8,183		8,183
(1)Average Price Paid Per Share excludes cash paid for commissions.
(2)On July 26, 2018, we announced a stock repurchase program authorizing us to repurchase up to $30.0 billion of our common stock. On October 12, 2021, we announced a new $10.0 billion stock repurchase authorization, which was in addition to the remaining repurchase authority under the previous program. The stock repurchase programs have no expiration date. Shares withheld to satisfy statutory tax withholding requirements related to the vesting of share-based awards are not issued or considered stock repurchases under our stock repurchase program and, therefore, are excluded from the table above.
Unregistered Sales of Equity Securities
In January 2021, we entered into an Agreement and Plan of Merger (the Merger Agreement) for the acquisition of NuVia, Inc. (NUVIA), which transaction closed in March 2021. Pursuant to the Merger Agreement, we are obligated to issue shares of our common stock to three specific founders of NUVIA and certain affiliated entities of such founders from time to time upon the satisfaction of certain conditions specified in the Merger Agreement. During the quarter ended December 26, 2021, we issued an aggregate of 104,985 additional shares of our common stock to the three founders of NUVIA and their affiliates, each of whom had advised us that he or such entity was an accredited investor. These shares were issued in transactions not involving a public offering pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of January 12, 2021, among Qualcomm Technologies, Inc., Nile Acquisition Corporation and NuVia, Inc. (1)	8-K	1/13/2021	2.1
2.2	Agreement and Plan of Merger, dated as of October 4, 2021, by and among QUALCOMM Incorporated, SSW HoldCo LP, SSW Merger Sub Corp and Veoneer, Inc. (1)	8-K	10/4/2021	2.1
3.1	Amended and Restated Certificate of Incorporation.	8-K	4/20/2018	3.1
3.2	Amended and Restated Bylaws.	8-K	7/23/2021	3.2
4.1	Indenture, dated May 20, 2015, between the Company and U.S. Bank National Association, as trustee.	8-K	5/21/2015	4.1
4.2	Officers’ Certificate, dated May 20, 2015, for the Floating Rate Notes due 2018, the Floating Rate Notes due 2020, the 1.400% Notes due 2018, the 2.250% Notes due 2020, the 3.000% Notes due 2022, the 3.450% Notes due 2025, the 4.650% Notes due 2035 and the 4.800% Notes due 2045.	8-K	5/21/2015	4.2
4.3	Form of 3.000% Notes due 2022.	8-K	5/21/2015	4.7
4.4	Form of 3.450% Notes due 2025.	8-K	5/21/2015	4.8
4.5	Form of 4.650% Notes due 2035.	8-K	5/21/2015	4.9
4.6	Form of 4.800% Notes due 2045.	8-K	5/21/2015	4.10
4.7	Officers’ Certificate, dated May 26, 2017, for the Floating Rate Notes due 2019, the Floating Rate Notes due 2020, the Floating Rate Notes due 2023, the 1.850% Notes due 2019, the 2.100% Notes due 2020, the 2.600% Notes due 2023, the 2.900% Notes due 2024, the 3.250% Notes due 2027 and the 4.300% Notes due 2047.	8-K	5/31/2017	4.2
4.8	Form of Floating Rate Notes due 2023.	8-K	5/31/2017	4.5
4.9	Form of 2.600% Notes due 2023.	8-K	5/31/2017	4.8
4.10	Form of 2.900% Notes due 2024.	8-K	5/31/2017	4.9
4.11	Form of 3.250% Notes due 2027.	8-K	5/31/2017	4.10
4.12	Form of 4.300% Notes due 2047.	8-K	5/31/2017	4.11
4.13	Officers’ Certificate, dated May 8, 2020, for the 2.150% Notes due 2030 and the 3.250% Notes due 2050.	8-K	5/11/2020	4.2
4.14	Form of 2.150% Notes due 2030.	8-K	5/11/2020	4.3
4.15	Form of 3.250% Notes due 2050.	8-K	5/11/2020	4.4
4.16	Officers’ Certificate, dated August 14, 2020, for the 1.300% Notes due 2028 and the 1.650% Notes due 2032.	8-K	8/18/2020	4.2
4.17	Form of 1.300% Rule 144A Global Notes due 2028.	8-K	8/18/2020	4.3
4.18	Form of 1.650% Rule 144A Global Notes due 2032.	8-K	8/18/2020	4.5
4.19	Officers’ Certificate, dated January 6, 2021, for the 1.300% Notes due 2028 and the 1.650% Notes due 2032.	10-Q	2/3/2021	4.23

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
4.20	Form of 1.300% Notes due 2028.	10-Q	2/3/2021	4.24
4.21	Form of 1.650% Notes due 2032.	10-Q	2/3/2021	4.25
10.21	Investment and Separation Matters Agreement, dated as of October 4, 2021, by and among QUALCOMM Incorporated, SSW HoldCo LP and SSW Merger Sub Corp (1)	8-K	10/04/21	10.1
10.25	LIBOR Transition Amendment to Credit Agreement, dated as of December 21, 2021, by and between QUALCOMM Incorporated and Bank of America, N.A., as administrative agent.				X
10.26	Form of Annual Cash Incentive Plan Performance Unit Agreement (2022 Form). (2)				X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cristiano R. Amon.				X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Akash Palkhiwala.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Cristiano R. Amon.				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Akash Palkhiwala.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(1)We shall furnish supplementally a copy of any omitted schedule to the Commission upon request.
(2)Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
Dated: February 2, 2022	/s/ Akash Palkhiwala
Akash Palkhiwala
Chief Financial Officer