Form 10-Q
period 2022-03-27
QUALCOMM INC/DE
filed 2022-04-27
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2022
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock was 1,120 million at April 25, 2022.

QUALCOMM Incorporated
Form 10-Q
For the Quarter Ended March 27, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)
(Unaudited)

	March 27, 2022	September 26, 2021
ASSETS
Current assets:
Cash and cash equivalents	$7,173	$7,116
Marketable securities	4,373	5,298
Accounts receivable, net	4,084	3,579
Inventories	4,555	3,228
Other current assets	1,425	854
Total current assets	21,610	20,075
Deferred tax assets	1,545	1,591
Property, plant and equipment, net	4,893	4,559
Goodwill	7,261	7,246
Other intangible assets, net	1,258	1,458
Other assets	7,735	6,311
Total assets	$44,302	$41,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,724	$2,750
Payroll and other benefits related liabilities	1,124	1,531
Unearned revenues	534	612
Short-term debt	3,485	2,044
Other current liabilities	4,565	5,014
Total current liabilities	13,432	11,951
Unearned revenues	228	364
Income taxes payable	1,479	1,713
Long-term debt	12,195	13,701
Other liabilities	3,640	3,561
Total liabilities	30,974	31,290

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,122 and 1,125 shares issued and outstanding, respectively	—	—
Retained earnings	13,113	9,822
Accumulated other comprehensive income	215	128
Total stockholders’ equity	13,328	9,950
Total liabilities and stockholders’ equity	$44,302	$41,240

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Revenues:
Equipment and services	$9,417	$6,239	$18,098	$12,681
Licensing	1,747	1,696	3,770	3,489
Total revenues	11,164	7,935	21,868	16,170
Costs and expenses:
Cost of revenues	4,648	3,432	8,951	6,921
Research and development	2,034	1,780	3,963	3,433
Selling, general and administrative	624	557	1,232	1,124
Total costs and expenses	7,306	5,769	14,146	11,478
Operating income	3,858	2,166	7,722	4,692
Interest expense	(137)	(141)	(275)	(283)
Investment and other (expense) income, net	(298)	104	(158)	323
Income before income taxes	3,423	2,129	7,289	4,732
Income tax expense	(489)	(367)	(956)	(515)
Net income	$2,934	$1,762	$6,333	$4,217

Basic earnings per share	$2.61	$1.55	$5.63	$3.72
Diluted earnings per share	$2.57	$1.53	$5.55	$3.66
Shares used in per share calculations:
Basic	1,125	1,133	1,124	1,134
Diluted	1,140	1,151	1,141	1,154

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Net income	$2,934	$1,762	$6,333	$4,217
Other comprehensive income (loss), net of income taxes:
Foreign currency translation (losses) gains	(41)	(33)	(83)	54
Net unrealized losses on available-for-sale debt securities	(61)	(9)	(80)	(6)
Net unrealized gains on derivative instruments	270	36	272	46
Other losses	—	—	—	(3)
Certain reclassifications included in net income	(11)	(6)	(22)	(17)
Total other comprehensive income (loss)	157	(12)	87	74
Comprehensive income	$3,091	$1,750	$6,420	$4,291

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	March 27, 2022	March 28, 2021
Operating Activities:
Net income	$6,333	$4,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	834	751
Income tax provision less than income tax payments	(403)	(235)
Share-based compensation expense	994	814
Net losses (gains) on marketable securities and other investments	213	(301)
Other items, net	(35)	(32)
Changes in assets and liabilities:
Accounts receivable, net	(501)	658
Inventories	(1,337)	(60)
Other assets	(1,812)	(60)
Trade accounts payable	979	291
Payroll, benefits and other liabilities	(371)	148
Unearned revenues	(139)	(105)
Net cash provided by operating activities	4,755	6,086
Investing Activities:
Capital expenditures	(1,074)	(952)
Purchases of debt and equity marketable securities	(936)	(4,192)
Proceeds from sales and maturities of debt and equity marketable securities	1,563	3,147
Acquisitions and other investments, net of cash acquired	(288)	(1,236)
Proceeds from other investments	97	167
Other items, net	—	32
Net cash used by investing activities	(638)	(3,034)
Financing Activities:
Proceeds from short-term debt	1,462	1,579
Repayment of short-term debt	(1,462)	(1,579)
Proceeds from issuance of common stock	187	174
Repurchases and retirements of common stock	(2,129)	(1,965)
Dividends paid	(1,529)	(1,473)
Payments of tax withholdings related to vesting of share-based awards	(562)	(501)
Other items, net	(11)	(23)
Net cash used by financing activities	(4,044)	(3,788)
Effect of exchange rate changes on cash and cash equivalents	(16)	29
Net increase (decrease) in total cash and cash equivalents	57	(707)
Total cash and cash equivalents at beginning of period	7,116	6,707
Total cash and cash equivalents at end of period	$7,173	$6,000
See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Total stockholders’ equity, beginning balance	$11,333	$7,380	$9,950	$6,077

Common stock and paid-in capital:
Balance at beginning of period	$—	$113	$—	$586
Common stock issued under employee benefit plans	186	173	187	174
Repurchases and retirements of common stock	(640)	(685)	(662)	(1,129)
Share-based compensation	516	441	1,037	860
Tax withholdings related to vesting of share-based payments	(62)	(52)	(562)	(501)
Stock awards assumed in acquisition	—	10	—	10
Balance at end of period	—	—	—	—

Retained earnings:
Balance at beginning of period	11,275	6,974	9,822	5,284
Net income	2,934	1,762	6,333	4,217
Repurchases and retirements of common stock	(311)	(836)	(1,467)	(836)
Dividends	(785)	(757)	(1,575)	(1,522)
Balance at end of period	13,113	7,143	13,113	7,143

Accumulated other comprehensive income:
Balance at beginning of period	58	293	128	207
Other comprehensive income (loss)	157	(12)	87	74
Balance at end of period	215	281	215	281

Total stockholders’ equity, ending balance	$13,328	$7,424	$13,328	$7,424

Dividends per share announced	$0.68	$0.65	$1.36	$1.30
See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies Update
Financial Statement Preparation. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended September 26, 2021. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three and six months ended March 27, 2022 and March 28, 2021 included 13 weeks and 26 weeks, respectively.
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
Note 2. Composition of Certain Financial Statement Items

Inventories (in millions)
	March 27, 2022	September 26, 2021
Raw materials	$253	$267
Work-in-process	2,517	1,475
Finished goods	1,785	1,486
	$4,555	$3,228

Short-term Debt (in millions)
	March 27, 2022	September 26, 2021
Commercial paper	$500	$500
Current portion of long-term debt	2,985	1,544
	$3,485	$2,044
Interest Rate Swaps. Beginning in the second quarter of fiscal 2022, we entered into interest rate swaps that are designated as fair value hedges and allow us to effectively convert fixed-rate payments into floating-rate payments on a portion of our outstanding long-term debt. We entered into these agreements, in part, to manage interest rate risk associated with our cash equivalents and marketable securities, in addition to changes in the fair value of our outstanding debt. At March 27, 2022, the notional amount of these swaps, which are denominated in U.S. dollars and mature between 2027 and 2032, was $1.6 billion. The fair value of these swaps, which is included in other noncurrent liabilities, was $74 million at March 27, 2022. The net gains and losses on the interest rate swaps, as well as the offsetting gains or losses on the related fixed-rate notes attributable to the hedged risks, are recognized in earnings as interest expense in the current period.
Revenues. We disaggregate our revenues by segment (Note 6), by products and services (as presented on our condensed consolidated statement of operations), and for our QCT (Qualcomm CDMA Technologies) segment, by revenue stream, which is based on the industry and application in which our products are sold (as presented below). In certain cases, the determination of QCT revenues by industry and application requires the use of certain assumptions. Substantially all of QCT’s revenues consist of equipment revenues that are recognized at a point in time, and substantially all of QTL’s (Qualcomm Technology Licensing) revenues represent licensing revenues that are recognized over time and are principally from royalties generated through our licensees’ sales of mobile handsets. QCT revenue streams were as follows (in millions):

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Handsets (1)	$6,325	$4,065	$12,307	$8,281
RFFE (2)	1,160	903	2,292	1,964
Automotive (3)	339	240	595	452
IoT (internet of things) (4)	1,724	1,073	3,201	2,117
Total QCT revenues	$9,548	$6,281	$18,395	$12,814
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
Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 27, 2022 (1)	March 28, 2021 (2)	March 27, 2022 (1)	March 28, 2021 (2)
Revenues recognized from previously satisfied performance obligations	$185	$122	$367	$176
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
Unearned revenues (which are considered contract liabilities) consist primarily of license fees for intellectual property with continuing performance obligations. In the six months ended March 27, 2022 and March 28, 2021, we recognized revenues of $340 million and $314 million, respectively, that were recorded as unearned revenues at September 26, 2021 and September 27, 2020, respectively.
Remaining performance obligations, substantially all of which are included in unearned revenues, represent the aggregate amount of the transaction price of certain customer contracts yet to be recognized as revenues as of the end of the reporting period and exclude revenues related to (a) contracts that have an original expected duration of one year or less and (b) sales-based royalties (i.e., future royalty revenues) pursuant to our license agreements. Our remaining performance obligations are primarily comprised of certain customer contracts for which we received license fees upfront. At March 27, 2022, we had $882 million of remaining performance obligations, of which $362 million, $362 million, $112 million, $42 million and $4 million was expected to be recognized as revenues for the remainder of fiscal 2022 and each of the subsequent four years from fiscal 2023 through 2026, respectively, and no amounts expected thereafter.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Customer/licensee (w)	19%	16%	22%	25%
Customer/licensee (x)	19	16	19	14
Customer/licensee (y)	10	15	*	13
Customer/licensee (z)	*	13	*	11
* Less than 10%

Investment and Other (Expense) Income, Net (in millions)
	Three Months Ended		Six Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Interest and dividend income	$20	$22	$37	$42
Net (losses) gains on marketable securities	(240)	(85)	(223)	33
Net (losses) gains on other investments	(21)	176	73	209
Net (losses) gains on deferred compensation plan assets	(43)	23	(30)	77
Impairment losses on other investments	(20)	(15)	(21)	(16)
Net losses on derivative instruments	(5)	(17)	(19)	(7)
Equity in net earnings of investees	10	12	17	11
Net gains (losses) on foreign currency transactions	1	(12)	8	(26)
	$(298)	$104	$(158)	$323
Note 3. Income Taxes
We estimate our annual effective income tax rate to be 14% for fiscal 2022, which is lower than the U.S. federal statutory rate primarily due to a significant portion of our income qualifying for preferential treatment as foreign-derived intangible income (FDII) at a 13% effective tax rate, excess tax benefits associated with share-based awards and benefits from our federal research and development tax credit. Our effective tax rate for the second quarter of fiscal 2022 was 14%. Our effective tax rate of 17% for the second quarter of fiscal 2021 included $87 million of discrete net tax charges recorded in the second quarter of fiscal 2021, which principally related to a tax audit settlement with the Internal Revenue Service and foreign currency losses on a noncurrent receivable related to our refund claim of Korean withholding tax.
Unrecognized tax benefits were $2.1 billion at both March 27, 2022 and September 26, 2021 and primarily related to our refund claim of Korean withholding tax. If successful, the refund will result in a corresponding reduction in U.S. foreign tax credits. We expect that the total amount of unrecognized tax benefits at March 27, 2022 will increase in the next 12 months as licensees in Korea continue to withhold taxes on future payments due under their licensing agreements at a rate higher than we believe is owed; such increase is not expected to have a significant impact on our income tax provision.
Note 4. Capital Stock
Stock Repurchase Program. On October 12, 2021, we announced a new $10.0 billion stock repurchase program. This was in addition to the then remaining authority of $0.9 billion under the previous program. The stock repurchase programs have no expiration date. During the second quarter of fiscal 2022, we utilized the remaining repurchase authority under the previous program and began repurchases under the new program. At March 27, 2022, $9.1 billion remained authorized for repurchase under our stock repurchase program.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Shares Outstanding. Shares of common stock outstanding at March 27, 2022 were as follows (in millions):

Balance at September 26, 2021	1,125
Issued	11
Repurchased	(14)
Balance at March 27, 2022	1,122
Dividends. On March 9, 2022, we announced a 10% increase in our quarterly dividend per share of common stock from $0.68 to $0.75, which is effective for dividends payable after March 24, 2022. On April 13, 2022, we announced a cash dividend of $0.75 per share on our common stock, payable on June 23, 2022 to stockholders of record as of the close of business on June 2, 2022.
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

	Three Months Ended		Six Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Dilutive common share equivalents included in diluted shares	16	18	17	20
Shares of common stock equivalents not included because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period	—	—	—	—
Note 5. Commitments and Contingencies
Legal and Regulatory Proceedings.
Consolidated Securities Class Action Lawsuit: On January 23, 2017 and January 26, 2017, securities class action complaints were filed by purported stockholders of us in the United States District Court for the Southern District of California against us and certain of our then current and former officers and directors. The complaints alleged, among other things, that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with certain allegations that we are or were engaged in anticompetitive conduct. The complaints sought unspecified damages, interest, fees and costs. On May 4, 2017, the court consolidated the two actions. On July 3, 2017, the plaintiffs filed a consolidated amended complaint asserting the same basic theories of liability and requesting the same basic relief. On September 1, 2017, we filed a motion to dismiss the consolidated amended complaint, and on March 18, 2019, the court denied our motion. On January 15, 2020, we filed a motion for judgment on the pleadings, which the court denied on February 3, 2022. No trial date has been set. We believe the plaintiffs’ claims are without merit.
In re Qualcomm/Broadcom Merger Securities Litigation: On June 8, 2018 and June 26, 2018, securities class action complaints were filed by purported stockholders of us in the United States District Court for the Southern District of California against us and two of our then current officers. The complaints alleged, among other things, that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by failing to disclose that we had submitted a notice to the Committee on Foreign Investment in the United States (CFIUS) in January 2018. The complaints sought unspecified damages, interest, fees and costs. On March 18, 2019, the plaintiffs filed a consolidated complaint asserting the same basic theories of liability and requesting the same basic relief. On May 10, 2019, we filed a motion to dismiss the consolidated complaint, and on March 10, 2020, the court granted our motion. On May 11, 2020, the plaintiffs filed a second amended complaint, and on October 8, 2020, the court granted our motion to dismiss the case with prejudice. On November 7, 2020, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit (Ninth Circuit), and a hearing on the appeal was held on November 16, 2021. On February 8, 2022, the Ninth Circuit affirmed the district court’s dismissal of the case.

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
ParkerVision, Inc. v. QUALCOMM Incorporated: On May 1, 2014, ParkerVision filed a complaint against us in the United States District Court for the Middle District of Florida alleging that certain of our products infringed seven ParkerVision patents. On August 21, 2014, ParkerVision amended the complaint, alleging that we infringed 11 ParkerVision patents and sought damages and injunctive and other relief. ParkerVision subsequently reduced the number of patents asserted to three. The asserted patents are now expired, and injunctive relief is no longer available. ParkerVision continues to seek damages related to the sale of many of our radio frequency (RF) products sold between 2008 and 2018. On March 23, 2022, the court entered judgment in our favor on all claims and closed the case. On April 20, 2022, ParkerVision filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. We believe that ParkerVision’s claims are without merit.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
In the third quarter of fiscal 2019, we recorded a charge of $275 million to other expenses related to this EC fine. We provided a financial guarantee in the first quarter of fiscal 2020 to satisfy the obligation in lieu of cash payment while we appeal the EC’s decision. The fine is accruing interest at a rate of 1.50% per annum while it is outstanding. In the fourth quarter of fiscal 2019, we designated the liability as a hedge of our net investment in certain foreign subsidiaries, with gains and losses recorded in accumulated other comprehensive income as a component of the foreign currency translation adjustment. At March 27, 2022, the liability, including related foreign currency gains and accrued interest (which, to the extent they were not related to the net investment hedge, were recorded in investment and other income, net), was $276 million and included in other current liabilities.
European Commission (EC) Investigation: On October 15, 2014, the EC notified us that it was conducting an investigation of us relating to Articles 101 and/or 102 of the Treaty on the Functioning of the European Union (TFEU). On January 24, 2018, the EC issued a decision finding that pursuant to an agreement with Apple Inc. we paid significant amounts to Apple on the condition that it exclusively use our baseband chipsets in its smartphones and tablets, reducing Apple’s incentives to source baseband chipsets from our competitors and harming competition and innovation for certain baseband chipsets, and imposed a fine of 997 million euros. On April 6, 2018, we filed an appeal of the EC’s decision with the General Court of the European Union. From May 4, 2021 to May 6, 2021, a hearing on our appeal was held before the court. The court has announced that it will issue a decision on June 15, 2022. We believe that our business practices do not violate the EU competition rules.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In the first quarter of fiscal 2018, we recorded a charge of $1.2 billion to other expenses related to this EC fine. We provided financial guarantees in the third quarter of fiscal 2018 to satisfy the obligation in lieu of cash payment while we appeal the EC’s decision. The fine is accruing interest at a rate of 1.50% per annum while it is outstanding. In the first quarter of fiscal 2019, we designated the liability as a hedge of our net investment in certain foreign subsidiaries, with gains and losses recorded in accumulated other comprehensive income as a component of the foreign currency translation adjustment. At March 27, 2022, the liability, including related foreign currency gains and accrued interest (which, to the extent they were not related to the net investment hedge, were recorded in investment and other income, net), was $1.2 billion and included in other current liabilities.
Contingent Losses and Other Considerations: We will continue to vigorously defend ourselves in the foregoing matters. However, litigation and investigations are inherently uncertain, and we face difficulties in evaluating or estimating likely outcomes or ranges of possible loss, particularly in antitrust and trade regulation investigations. Other than with respect to the EC fines, we have not recorded any accrual at March 27, 2022 for contingent losses associated with these matters based on our belief that losses, while reasonably possible, are not probable. Further, any possible amount or range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. We are engaged in numerous other legal actions not described above arising in the ordinary course of our business (for example, proceedings relating to employment matters or the initiation or defense of proceedings relating to intellectual property rights) and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below presents revenues and EBT for reportable segments (in millions):

	Three Months Ended		Six Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Revenues
QCT	$9,548	$6,281	$18,395	$12,814
QTL	1,580	1,614	3,398	3,273
QSI	6	10	14	19
Reconciling items	30	30	61	64
Total	$11,164	$7,935	$21,868	$16,170
EBT
QCT	$3,340	$1,584	$6,455	$3,503
QTL	1,154	1,191	2,560	2,461
QSI	(269)	98	(147)	256
Reconciling items	(802)	(744)	(1,579)	(1,488)
Total	$3,423	$2,129	$7,289	$4,732
Reconciling items for revenues and EBT in the previous table were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Revenues
Nonreportable segments	$30	$30	$61	$64
EBT
Unallocated cost of revenues	$(53)	$(72)	$(106)	$(148)
Unallocated research and development expenses	(433)	(415)	(886)	(821)
Unallocated selling, general and administrative expenses	(138)	(113)	(292)	(291)
Unallocated interest expense	(137)	(141)	(275)	(282)
Unallocated investment and other (expense) income, net	(34)	14	(11)	85
Nonreportable segments	(7)	(17)	(9)	(31)
	$(802)	$(744)	$(1,579)	$(1,488)
Note 7. Acquisitions
Nuvia. On March 16, 2021, we completed the acquisition of NuVia, Inc. (NUVIA) for $1.1 billion (net of $174 million cash acquired), substantially all of which was paid in cash. In connection with the acquisition, we assumed or replaced unvested NUVIA stock awards with Qualcomm stock awards with an estimated fair value of $258 million, which have post-acquisition requisite service periods of up to four years. NUVIA has certain in-process technologies and is comprised of a CPU (central processing unit) and technology design team with expertise in high performance processors, SoC (system-on-chip) and power management for compute-intensive devices and applications. Upon completion of development, NUVIA’s technologies are expected to be integrated into certain QCT products. We recorded $885 million of goodwill, which is not deductible for tax purposes and was allocated to our QCT segment for annual impairment testing purposes. Goodwill is primarily attributable to assembled workforce and certain revenue and cost synergies expected to arise after the acquisition. We also recorded a $247 million in-process research and development intangible asset related to a single project, which is expected to be completed in fiscal 2023 and, upon completion, will be amortized over its useful life, which is expected to be seven years. Our results of operations for fiscal 2021 included the operating results of NUVIA since the acquisition date, the amounts of which were not material.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Veoneer. On October 4, 2021, we and SSW Partners, a New York-based investment partnership, entered into a definitive agreement (the Merger Agreement) to acquire Veoneer, Inc. (Veoneer) for $37.00 per share in cash. The transaction closed on April 1, 2022 (the Closing Date). Total cash consideration payable in the transaction, inclusive of (i) approximately $4.6 billion for amounts paid in respect of Veoneer’s outstanding capital stock and equity awards and amounts to be paid to settle Veoneer’s outstanding convertible senior notes due 2024; and (ii) the $110 million termination fee paid to Magna International Inc. (Magna) in the first quarter of fiscal 2022, was approximately $4.7 billion. On the Closing Date, SSW Partners acquired all of the outstanding capital stock of Veoneer, shortly after which it transferred Veoneer’s Arriver business to Qualcomm. We intend to incorporate Arriver’s computer vision, drive policy and driver assistance technologies into our Snapdragon automotive platform to deliver an integrated software SoC ADAS (advanced driver assistance systems) platform for automakers and Tier-1 automotive suppliers. SSW Partners retained Veoneer’s Tier-1 automotive supplier businesses, primarily consisting of the Active Safety and Restraint Control Systems businesses (the Non-Arriver businesses), which it intends to sell in one or more transactions.
We funded substantially all of the cash consideration payable in the transaction in exchange for (i) the Arriver business and (ii) the right to receive a majority of the proceeds upon the sale of the Non-Arriver businesses by SSW Partners. We have also agreed to provide certain funding of approximately $300 million to the Non-Arriver businesses while SSW Partners seeks a buyer(s). Such amounts, along with cash retained in the Non-Arriver business, are expected to be used to fund working and other near-term capital needs, as well as certain costs incurred in connection with the close of the acquisition.
Although we do not own or operate the Non-Arriver businesses, we have determined as of the Closing Date that we are the primary beneficiary, within the meaning of the Financial Accounting Standards Board (FASB) accounting guidance related to consolidation (ASC 810), of these businesses under the variable interest model. Accordingly, we will consolidate the Non-Arriver businesses on a one-quarter reporting lag starting from the Closing Date until such businesses are sold by SSW Partners. We expect to present the assets and liabilities of the Non-Arriver businesses as held for sale and its operating results as discontinued operations. We also expect to initially use a one-quarter reporting lag to consolidate the Arriver business within our consolidated financial statements, until certain integration activities are complete, which are expected to occur in the fourth quarter of fiscal 2022.
In accordance with the Merger Agreement, we paid to Magna a termination fee of $110 million in the first quarter of fiscal 2022 on behalf of Veoneer in connection with the termination of the previously announced agreement and plan of merger, dated as of July 22, 2021, by and among Magna and Veoneer. The termination fee was recorded in other noncurrent assets as advanced consideration for the acquisition at March 27, 2022 and was classified as cash used by investing activities in the condensed consolidated statements of cash flows in the six months ended March 27, 2022.
Our initial accounting for this business combination is currently underway. We expect to record and disclose the preliminary purchase price allocation in the third quarter of fiscal 2022.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8. Fair Value Measurements
The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 27, 2022 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$4,823	$1,274	$—	$6,097
Marketable securities:
Corporate bonds and notes	—	3,832	—	3,832
Equity securities	404	—	—	404
Mortgage- and asset-backed securities	—	131	—	131
U.S. Treasury securities and government-related securities	—	6	—	6
Total marketable securities	404	3,969	—	4,373
Derivative instruments	—	196	—	196
Other investments	712	—	24	736
Total assets measured at fair value	$5,939	$5,439	$24	$11,402
Liabilities
Derivative instruments	$—	$83	$—	$83
Other liabilities	711	—	—	711
Total liabilities measured at fair value	$711	$83	$—	$794
Long-term Debt. At March 27, 2022, the aggregate fair value of our outstanding floating- and fixed-rate notes, based on Level 2 inputs, was approximately $15.5 billion.
Note 9. Marketable Securities
Our marketable securities were all classified as current and were comprised as follows (in millions):

	March 27, 2022	September 26, 2021
Available-for-sale debt securities:
Corporate bonds and notes	$3,832	$4,459
Mortgage- and asset-backed securities	131	147
U.S. Treasury securities and government-related securities	6	10
Total available-for-sale debt securities	3,969	4,616
Equity securities	404	682
Total marketable securities	$4,373	$5,298
The contractual maturities of available-for-sale debt securities were as follows (in millions):

March 27, 2022
Years to Maturity
Less than one year	$682
One to five years	3,156
No single maturity date	131
Total	$3,969
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
Second Quarter Fiscal 2022 Overview and Other Recent Events
Revenues for the second quarter of fiscal 2022 were $11.2 billion, an increase of 41% compared to the year ago quarter, with net income of $2.9 billion, an increase of 67% compared to the year ago quarter. Highlights from the second quarter of fiscal 2022 and other recent events included:
•QCT revenues increased by 52% in the second quarter of fiscal 2022 compared to the year ago quarter, primarily due to an increase in average selling prices and favorable mix toward higher-tier 5G products in handsets, along with higher IoT revenues.
•On October 4, 2021, we and SSW Partners entered into a definitive agreement to acquire Veoneer, Inc. (Veoneer). The transaction closed on April 1, 2022. We funded substantially all of the total cash consideration payable in the transaction, which was approximately $4.7 billion (inclusive of approximately $4.6 billion for amounts paid in respect of Veoneer’s outstanding capital stock and equity awards and amounts to be paid to settle Veoneer’s outstanding convertible senior notes due 2024; and the $110 million termination fee paid to Magna in the first quarter of fiscal 2022), in exchange for (i) the Arriver business and (ii) the right to receive a majority of the proceeds upon the sale of the Non-Arriver businesses by SSW Partners. We intend to incorporate Arriver’s computer vision, drive policy and driver assistance technologies into our Snapdragon automotive platform to deliver an integrated software SoC ADAS (advanced driver assistance systems) platform for automakers and Tier-1 automotive suppliers. SSW Partners retained Veoneer’s Tier-1 automotive supplier businesses, which it intends to sell in one or more transactions. We will consolidate the Non-Arriver businesses starting from the Closing Date until such businesses are sold by SSW Partners. Additional information related to this acquisition is included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 7. Acquisitions.”
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
Results of Operations

Revenues (in millions)
	Three Months Ended			Six Months Ended
	March 27, 2022	March 28, 2021	Change	March 27, 2022	March 28, 2021	Change
Equipment and services	$9,417	$6,239	$3,178	$18,098	$12,681	$5,417
Licensing	1,747	1,696	51	3,770	3,489	281
	$11,164	$7,935	$3,229	$21,868	$16,170	$5,698
Second quarter 2022 vs. 2021
The increase in revenues in the second quarter of fiscal 2022 was primarily due to:
+    $3.2 billion in higher equipment and services revenues from our QCT segment
First six months 2022 vs. 2021
The increase in revenues in the first six months of fiscal 2022 was primarily due to:
+    $5.4 billion in higher equipment and services revenues and $158 million in higher licensing revenues from our QCT segment
+    $125 million in higher licensing revenues from our QTL segment

Costs and Expenses (in millions, except percentages)
	Three Months Ended			Six Months Ended
	March 27, 2022	March 28, 2021	Change	March 27, 2022	March 28, 2021	Change
Cost of revenues	$4,648	$3,432	$1,216	$8,951	$6,921	$2,030
Gross margin	58%	57%		59%	57%
Second quarter and first six months 2022 vs. 2021
Gross margin percentage increased in the second quarter and first six months of fiscal 2022 primarily due to:
+    increase in QCT gross margin
-    decrease in higher margin QTL licensing revenues in proportion to QCT revenues

	Three Months Ended			Six Months Ended
	March 27, 2022	March 28, 2021	Change	March 27, 2022	March 28, 2021	Change
Research and development	$2,034	$1,780	$254	$3,963	$3,433	$530
% of revenues	18%	22%		18%	21%
Second quarter 2022 vs. 2021
The increase in research and development expenses in the second quarter of fiscal 2022 was primarily due to:
+    $233 million increase driven by higher costs related to the development of wireless and integrated circuit technologies (including 5G and application processor technologies), primarily driven by an increase in employee-related expenses
+    $65 million increase in share-based compensation expense
-    $44 million decrease in expenses driven by revaluation of our deferred compensation plan obligation on lower relative stock market performance (which resulted in a corresponding increase in net losses on deferred compensation plan assets within investment and other income, net due to the revaluation of the related assets)
First six months 2022 vs. 2021
The increase in research and development expenses in the first six months of fiscal 2022 was primarily due to:
+    $430 million increase driven by higher costs related to the development of wireless and integrated circuit technologies (including 5G and application processor technologies), primarily driven by an increase in employee-related expenses
+    $156 million increase in share-based compensation expense
-    $55 million decrease in expenses driven by revaluation of our deferred compensation plan obligation on lower relative stock market performance

	Three Months Ended			Six Months Ended
	March 27, 2022	March 28, 2021	Change	March 27, 2022	March 28, 2021	Change
Selling, general and administrative	$624	$557	$67	$1,232	$1,124	$108
% of revenues	6%	7%		6%	7%
Second quarter 2022 vs. 2021
The increase in selling, general and administrative expenses in the second quarter of fiscal 2022 was primarily due to a $27 million increase in employee-related expenses.
First six months 2022 vs. 2021
The increase in selling, general and administrative expenses in the first six months of fiscal 2022 was primarily due to:
+    $91 million increase in employee-related expenses
+    $27 million increase in acquisition-related expenses
+    $23 million increase in sales and marketing expenses
-    $50 million decrease in expenses driven by revaluation of our deferred compensation plan obligation on lower relative stock market performance

Interest Expense and Investment and Other (Expense) Income, Net (in millions)
	Three Months Ended			Six Months Ended
	March 27, 2022	March 28, 2021	Change	March 27, 2022	March 28, 2021	Change
Interest expense	$137	$141	$(4)	$275	$283	$(8)
Investment and other (expense) income, net
Interest and dividend income	$20	$22	$(2)	$37	$42	$(5)
Net (losses) gains on marketable securities	(240)	(85)	(155)	(223)	33	(256)
Net (losses) gains on other investments	(21)	176	(197)	73	209	(136)
Net (losses) gains on deferred compensation plan assets	(43)	23	(66)	(30)	77	(107)
Impairment losses on other investments	(20)	(15)	(5)	(21)	(16)	(5)
Net losses on derivative instruments	(5)	(17)	12	(19)	(7)	(12)
Equity in net earnings of investees	10	12	(2)	17	11	6
Net gains (losses) on foreign currency transactions	1	(12)	13	8	(26)	34
	$(298)	$104	$(402)	$(158)	$323	$(481)
Net losses on marketable securities for the three and six months ended March 27, 2022 was primarily driven by the change in fair value of certain of our QSI marketable equity investments in early or growth stage companies. The fair values of these investments have been and may continue to be subject to increased volatility. Net gains on other investments for the three and six months ended March 28, 2021 was driven primarily by realized gains resulting from the sale of certain of our QSI non-marketable investments.
Income Tax Expense (in millions, except percentages)
The following table summarizes the primary factors that caused our income tax provision to differ from the expected income tax provision at the U.S. federal statutory rate:

	Three Months Ended		Six Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Expected income tax provision at federal statutory tax rate	$719	$447	$1,531	$994
Benefit from foreign-derived intangible income (FDII) deduction	(203)	(115)	(344)	(189)
Excess tax benefit associated with share-based awards	(27)	(22)	(215)	(184)
Benefit related to the research and development tax credit	(46)	(39)	(104)	(98)
Foreign currency losses (gains) related to foreign withholding tax receivable	36	33	48	(46)
Audit settlement with Internal Revenue Service	—	55	—	55
Other	10	8	40	(17)
Income tax expense	$489	$367	$956	$515
Effective tax rate	14%	17%	13%	11%
We estimate our annual effective income tax rate to be 14% for fiscal 2022, which is lower than the U.S. federal statutory rate, primarily due to a significant portion of our income qualifying for preferential treatment as FDII at a 13% effective tax rate, excess tax benefits associated with share-based awards and benefits from our federal research and development tax credit.

Pursuant to U.S. tax law, beginning in fiscal 2023, we are required to capitalize and amortize domestic research and development expenditures over five years and foreign research and development expenditures over fifteen years (currently, such expenditures are deducted as incurred). If this requirement is not delayed or repealed, our cash flows from operations will be adversely affected due to significantly higher cash tax payments. However, since the resulting deferred tax asset will be established at the statutory rate of 21% (rather than the effective tax rate of 13% to 16% after considering FDII), capitalization will favorably affect our provision for income taxes and results of operations. The adverse cash flow impact and favorable tax provision impact will diminish in future years as capitalized research and development expenditures continue to amortize.
The current U.S. presidential administration and Congress have proposed to increase U.S. tax rates, including reducing the benefit of the FDII deduction. Substantially all of our income is taxable in the U.S., of which a significant portion qualifies for preferential treatment as FDII. If such proposals are enacted into law, our provision for income taxes, results of operations and cash flows would be adversely (potentially materially) affected.
Segment Results
The following should be read in conjunction with our financial results for the second quarter of fiscal 2022 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Segment Information.”
QCT Segment (in millions, except percentages)

	Three Months Ended			Six Months Ended
	March 27, 2022	March 28, 2021	Change	March 27, 2022	March 28, 2021	Change
Revenues
Handsets (1)	$6,325	$4,065	$2,260	$12,307	$8,281	$4,026
RFFE (2)	1,160	903	257	2,292	1,964	328
Automotive (3)	339	240	99	595	452	143
IoT (internet of things) (4)	1,724	1,073	651	3,201	2,117	1,084
Total revenues	$9,548	$6,281	$3,267	$18,395	$12,814	$5,581
EBT (5)	$3,340	$1,584	$1,756	$6,455	$3,503	$2,952
EBT as a % of revenues	35%	25%	10 points	35%	27%	8 points
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
Substantially all of QCT’s revenues consist of equipment and services revenues, which were $9.4 billion and $6.2 billion in the second quarter of fiscal 2022 and 2021, respectively, and $18.0 billion and $12.6 billion in the first six months of fiscal 2022 and 2021, respectively. QCT handsets, automotive and IoT revenues mostly relate to sales of our Snapdragon platforms (which include processors and modems), stand-alone Mobile Data Modems, radio frequency transceiver, power management and wireless connectivity integrated chipsets.
Second quarter 2022 vs. 2021
The increase in QCT revenues in the second quarter of fiscal 2022 was primarily due to:
+    higher handsets revenues, primarily driven by $2.0 billion in higher revenues per chipset, which was primarily due to increases in average selling prices and favorable mix toward higher-tier 5G products, particularly from major OEMs as we gained additional share
+    higher RFFE revenues, primarily driven by an increase in demand for 4G/5G products from major OEMs
+    higher automotive revenues, primarily driven by an increase in demand for digital cockpit products
+    higher IoT revenues across consumer, edge networking and industrial products, driven by a $373 million increase in demand, with the remaining increase of $278 million primarily due to favorable mix

QCT EBT as a percentage of revenues increased in the second quarter of fiscal 2022 primarily due to:
+    higher revenues
+    higher gross margin percentage, primarily driven by higher average selling prices and favorable mix toward higher-tier 5G products, partially offset by higher product costs
-    higher operating expenses, primarily driven by higher research and development expenses
First six months 2022 vs. 2021
The increase in QCT revenues in the first six months of fiscal 2022 was primarily due to:
+    higher handsets revenues, primarily driven by $3.9 billion in higher revenues per chipset, which was primarily due to increases in average selling prices and favorable mix toward higher-tier 5G products, particularly from major OEMs as we gained additional share
+    higher RFFE revenues, primarily driven by an increase in demand for 4G/5G products from major OEMs
+    higher automotive revenues, primarily driven by an increase in demand for digital cockpit products
+    higher IoT revenues across consumer, edge networking and industrial products, driven by a $554 million increase in demand, with the remaining increase of $530 million primarily due to favorable mix
QCT EBT as a percentage of revenues increased in the first six months of fiscal 2022 primarily due to:
+    higher revenues
+    higher gross margin percentage, primarily driven by higher average selling prices and favorable mix toward higher-tier 5G products, partially offset by higher product costs
-    higher operating expenses, primarily driven by higher research and development expenses
QTL Segment (in millions, except percentages)

	Three Months Ended			Six Months Ended
	March 27, 2022	March 28, 2021	Change	March 27, 2022	March 28, 2021	Change
Licensing revenues	$1,580	$1,614	$(34)	$3,398	$3,273	$125
EBT	1,154	1,191	(37)	2,560	2,461	99
EBT as a % of revenues	73%	74%	-1 point	75%	75%	—
Second quarter 2022 vs. 2021
The decrease in QTL licensing revenues in the second quarter of fiscal 2022 was due to:
-    $91 million decrease in estimated sales of 3G/4G/5G-based multimode products
-    $31 million in lower royalty revenues recognized related to devices sold in prior periods
+    $88 million increase in estimated revenues per unit, which was primarily driven by favorable mix, including 5G
QTL EBT as a percentage of revenues decreased in the second quarter of fiscal 2022 primarily due to lower revenues.
First six months 2022 vs. 2021
The increase in QTL licensing revenues in the first six months of fiscal 2022 was primarily due to:
+    $197 million increase in estimated revenues per unit, which was primarily driven by favorable mix, including 5G
-    $66 million decrease in estimated sales of 3G/4G/5G-based multimode products
QTL EBT as a percentage of revenues remained flat in the first six months of fiscal 2022.
QSI Segment (in millions)

	Three Months Ended			Six Months Ended
	March 27, 2022	March 28, 2021	Change	March 27, 2022	March 28, 2021	Change
Equipment and services revenues	$6	$10	$(4)	$14	$19	$(5)
EBT	(269)	98	(367)	(147)	256	(403)
Second quarter and first six months 2022 vs. 2021
The decrease in QSI EBT in the second quarter and first six months of fiscal 2022 was primarily due to a $353 million and $389 million increase, respectively, in net losses on investments, which was primarily driven by the change in fair value of certain of our marketable equity investments in early or growth stage companies. The fair values of these investments have been and may continue to be subject to increased volatility.

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
As we look forward to the next several quarters, our business may be impacted by the following key items:
•We expect QCT revenues to continue to be favorably impacted for the remainder of the fiscal year compared to the prior year, reflecting continued strength across handsets, RFFE, automotive and IoT revenue streams.
•While we and the semiconductor industry continue to experience capacity constraints, we have entered into several, and we may enter into additional, multi-year capacity purchase commitments with certain suppliers of our integrated circuit products in an effort to secure commitments for future supply, which we expect will allow us to continue to realize benefits from increased demand for integrated circuit products, particularly from higher-tier 5G products from major OEMs. Despite these realized benefits, there continues to be supply chain complexities and challenges that have prevented, and we expect will continue to prevent, us from securing supply to fully realize the benefits of increased customer demand.
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
Further, we currently do not expect a significant impact on our results of operations in the future due to Russia’s invasion of Ukraine, as we have minimal business in Russia and Ukraine, both directly and indirectly. See “Risk Factors” in this Quarterly Report, specifically the Risk Factor titled “We operate in the highly cyclical semiconductor industry, which is subject to significant downturns. We are also susceptible to declines in global, regional and local economic conditions generally. Our stock price and financial results are subject to substantial quarterly and annual fluctuations due to these dynamics, among others.”
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

Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and cash provided by our debt programs. The following tables present selected financial information related to our liquidity at March 27, 2022 and September 26, 2021 and for the first six months of fiscal 2022 and 2021 (in millions):

	March 27, 2022	September 26, 2021	Change
Cash and cash equivalents	$7,173	$7,116	$57
Marketable securities	4,373	5,298	(925)
Cash, cash equivalents and marketable securities	$11,546	$12,414	$(868)

	Six Months Ended
	March 27, 2022	March 28, 2021	Change
Net cash provided by operating activities	$4,755	$6,086	$(1,331)
Net cash used by investing activities	(638)	(3,034)	2,396
Net cash used by financing activities	(4,044)	(3,788)	(256)
Cash, cash equivalents and marketable securities. The net decrease in cash, cash equivalents and marketable securities was primarily due to $2.1 billion in payments to repurchase shares of our common stock, $1.5 billion in cash dividends paid, $1.1 billion in capital expenditures, $562 million in payments of tax withholdings related to the vesting of share-based awards and $288 million in cash paid for acquisitions and other investments. This was partially offset by net cash provided by operating activities, which was negatively impacted by advanced payments of $1.6 billion made to suppliers of our integrated circuit products under certain multi-year capacity commitments, as well as $1.6 billion of net changes in other operating assets and liabilities, consisting of increased working capital requirements, including higher inventory and related operating liabilities to support QCT demand, an increase in accounts receivable as a result of higher revenues (net of an increase in amounts accrued for customer incentive arrangements recorded as a reduction to accounts receivable) and the timing of payments related to payroll, benefits and other liabilities. We currently expect our working capital requirements to increase in the near term to support QCT demand.
Capital Return Program. On October 12, 2021, we announced a new $10.0 billion stock repurchase program. This was in addition to the then remaining authority of $0.9 billion under the previous program. The stock repurchase programs have no expiration date. During the second quarter of fiscal 2022, we utilized the remaining repurchase authority under the previous program and began repurchases under the new program. In the first six months of fiscal 2022, we repurchased and retired 14 million shares of our common stock for $2.1 billion, before commissions. At March 27, 2022, $9.1 billion remained authorized for repurchase under our stock repurchase program. Our stock repurchase program is subject to periodic evaluations to determine when and if repurchases are in the best interests of our stockholders, and we may accelerate, suspend, delay or discontinue repurchases at any time.
On March 9, 2022, we announced a 10% increase in our quarterly dividend per share of common stock from $0.68 to $0.75, which is effective for dividends payable after March 24, 2022. In the first six months of fiscal 2022, we paid cash dividends totaling $1.5 billion, or $1.36 per share. On April 13, 2022, we announced a cash dividend of $0.75 per share on our common stock, payable on June 23, 2022 to stockholders of record as of the close of business on June 2, 2022. We currently intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders, among other factors.
Debt. At March 27, 2022, we had $15.5 billion of principal floating- and fixed-rate notes outstanding, $1.5 billion of which matures in May 2022 and $1.5 billion of which matures in January 2023. The remaining debt has maturity dates in 2024 through 2050. We have an unsecured commercial paper program, which provides for the issuance of up to $4.5 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. At March 27, 2022, we had $500 million of commercial paper outstanding. We also have a Revolving Credit Facility, which provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.5 billion, which expires on December 8, 2025. At March 27, 2022, no amounts were outstanding under the Revolving Credit Facility. We expect to issue debt in the future. The amount and timing of such debt will depend on a number of factors, including but not limited to maturities of our existing debt, acquisitions and strategic investments, favorable and/or acceptable interest rates and changes in corporate income tax law. Additional information regarding our outstanding debt is provided in “Notes to Consolidated Financial Statements, Note 6. Debt” in our 2021 Annual Report on Form 10-K and in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items.”

Income Taxes. Pursuant to U.S. tax law, beginning in fiscal 2023, we are required to capitalize and amortize domestic research and development expenditures over five years and foreign research and development expenditures over fifteen years (currently, such expenditures are deducted as incurred). If this requirement is not delayed or repealed, our cash flows from operations will be adversely affected due to significantly higher cash tax payments. Additional information regarding our income taxes is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 3. Income Taxes.”
Acquisitions. In October 2021, we and SSW Partners entered into a definitive agreement to acquire Veoneer. The transaction closed on April 1, 2022, and we funded substantially all of the total cash consideration of approximately $4.7 billion (inclusive of approximately $4.6 billion for amounts paid in respect of Veoneer’s outstanding capital stock and equity awards and amounts to be paid to settle Veoneer’s outstanding convertible senior notes due 2024; and the $110 million termination fee paid to Magna in the first quarter of fiscal 2022). We have the right to receive a majority of the proceeds upon the sale of the Non-Arriver businesses by SSW Partners, and we have agreed to provide certain funding of approximately $300 million to the Non-Arriver businesses while SSW Partners seeks a buyer(s). Additional information related to this acquisition is included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 7. Acquisitions.” We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly, to open new opportunities for our technologies, obtain development resources, grow our patent portfolio or pursue new businesses.
Long-term Capacity Commitments. We have entered into several, and we may enter into additional, multi-year capacity purchase commitments with certain suppliers of our integrated circuit products. In the first six months of fiscal 2022, we made $1.6 billion in advance payments related to certain obligations under these purchase agreements, which were included within other assets and other current assets at March 27, 2022. Additional information regarding long-term capacity commitments and other purchase obligations is provided in “Notes to Consolidated Financial Statements, Note 7. Commitments and Contingencies” in our 2021 Annual Report on Form 10-K.
Additional Capital Requirements. Expected working and other capital requirements are described in our 2021 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At March 27, 2022, other than for the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our 2021 Annual Report on Form 10-K.
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
The rapid, global spread of COVID-19 and the fear it created resulted in significant economic uncertainty, significant declines in business and consumer confidence and global demand in the wireless industry (among others) and a global economic slowdown, which negatively affected our financial results over certain periods. Specifically, throughout most of calendar 2020 and into early calendar 2021, the decline in demand for smartphones and other consumer devices sold by our customers or licensees resulted in decreased demand for our integrated circuit products (which are incorporated into such devices) and a decrease in the royalties we earned on the licensing of our intellectual property (which is dependent upon the number of such devices sold that utilize our intellectual property). The emergence and spread of new variants of COVID-19, and spikes in COVID-19 cases in various geographic regions, continues to create uncertainty as to when and to what extent normal business, economic and social activity and conditions will resume.
The COVID-19 pandemic also caused us to modify our workforce practices, such as having the vast majority of our employees work from home. We are beginning to open our offices globally, and we intend to operate in a “hybrid” working environment. We could be negatively affected in the future if, among others, a significant number of our employees, or employees who perform critical functions, become ill and/or are quarantined as the result of exposure to COVID-19, or if government policies restrict the ability of those employees to perform their critical functions. Further, our efforts to reopen our offices safely may not be successful, could expose our employees, customers, licensees and partners to health risks and us to associated liability, and could result in disruptions among our employees. See also the Risk Factor titled “We may not be able to attract and retain qualified employees, and our attempts to fully reopen our offices and operate under a hybrid working environment may not be successful.”
The COVID-19 pandemic could impact our business, results of operations and financial condition in the future as described above, and/or through delayed, reduced or cancelled customer orders; disruptions or delays in our supply chain; the inability of our customers or licensees to purchase or pay for our products or technologies; the insolvency of key suppliers, customers or licensees; delays in reporting or payments from our customers or licensees; or failures by other counterparties. The degree to which the COVID-19 pandemic impacts our future business, results of operations and financial condition will depend on future developments, which are uncertain, including but not limited to the duration of the pandemic; spikes in COVID-19 cases in various geographic regions; the emergence, spread and severity of new variants of COVID-19; the availability, adoption and efficacy of vaccines or other medical treatments for COVID-19; and government responses and other actions to limit the spread of COVID-19 or to mitigate the negative economic effects of the pandemic (including potential increases in corporate tax rates or other tax obligations to pay for stimulus and other actions that have been and may in the future be taken as a result of the pandemic). We are similarly unable to predict the extent to which the pandemic impacts our customers, licensees, suppliers and other partners and their financial conditions, but adverse effects on these parties could also adversely affect us. For example, in response to the rising COVID-19 infections, China has imposed lockdowns in certain parts of the country, which may negatively impact manufacturing and/or supply chains, as well as consumer demand for devices incorporating our products. Finally, the COVID-19 pandemic may make it harder for management to estimate the future performance of our business. To the extent the COVID-19 pandemic adversely affects our business, results of operations and financial condition, it may also have the effect of exacerbating the other risks discussed in this “Risk Factors” section.
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
The loss of any one of our significant customers, a reduction in the purchases of our products by such customers or the cancellation of significant purchases by any of these customers, whether due to the use of their own integrated circuit products or our competitors’ integrated circuit products, government restrictions, a decline in global, regional or local economic conditions or otherwise, would reduce our revenues and could harm our ability to achieve or sustain expected results of operations, and a delay of significant purchases, even if only temporary, would reduce our revenues in the period of the delay. Any such reduction in revenues would also impact our cash resources available for other purposes, such as research and development.
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
However, our research, development and other investments in these new and expanded product areas, industries and applications, and corresponding technologies and products, as well as in our existing technologies and products and new technologies in mobile handsets, may not succeed because, among other reasons: we may not be issued patents on the technologies we develop; the technologies we develop may not be incorporated into relevant standards; new and expanded product areas, industries and applications beyond mobile handsets, and consumer demand therein, may not develop or grow as anticipated; we may be unable to attract or retain employees with the necessary skills in such new and expanded product areas, industries and applications; our strategies or the strategies of our customers, licensees or partners may not be successful; alternate technologies or products may be better or may reduce the advantages we anticipate from our investments; competitors’ technologies or products may be more cost effective, have more capabilities or fewer limitations or be brought to market faster than our new technologies or products; we may not be able to develop, or our competitors may have more established and/or stronger, customer, vendor, distributor or other channel relationships; and competitors may have longer operating histories in industries and applications that are new to us. We may also underestimate the costs of, or overestimate the future revenues or margins that could result from, these investments, and these investments may not, or may take many years to, generate material returns.
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
We engage in acquisitions and other strategic transactions, including joint ventures, and make investments, which we believe are important to the future of our business, with the goal of maximizing stockholder value. We routinely acquire businesses and other assets, including patents, technology and other intangible assets, enter into joint ventures or other strategic transactions, and purchase minority equity interests in or make loans to companies, including those that may be private and early-stage. Our strategic activities are generally focused on opening or expanding opportunities for our products and technologies and supporting the design and introduction of new products (or enhancing existing products) for mobile handsets, and for new industries and applications beyond mobile handsets. Many of our strategic activities entail a high degree of risk and require the use of significant amounts of capital, and investments may not become liquid for several years after the date of the investment, if at all. Our strategic activities may not be successful, generate financial returns or result in increased adoption or continued use of our technologies or products. We may underestimate the costs or overestimate the benefits, including product, revenue, cost and other synergies and growth opportunities that we expect to realize, and we may not achieve those benefits. In some cases, we may be required to consolidate or record our share of the earnings or losses of companies in which we have acquired ownership or variable interests. In addition, we have in the past recorded, and may in the future record, impairment or other charges related to our strategic activities. Any losses or impairment charges that we incur related to strategic activities will have a negative impact on our results of operations and financial condition, and we may continue to incur new or additional losses related to strategic assets or investments that we have not fully impaired or exited.
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
Many of our acquisitions and other strategic investments require approval by the United States and/or foreign government agencies. Certain agencies in the past have, and may in the future, deny the transaction or fail to approve in a timely manner, resulting in us not realizing the anticipated benefits of the proposed transaction. Future acquisitions or other strategic investments may be more difficult, complex or expensive to the extent that our reputation for our ability to consummate acquisitions has been harmed. Further, if U.S./China relations remain strained, our ability to consummate any transaction that would require approval from the relevant regulatory agency(ies) in China may be severely impacted. In addition, acquisitions that we have completed could subsequently be reviewed and/or challenged by government agencies, which could result in fines, penalties or other liability, or requirements to divest all or a portion of an acquired business.
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
•a failure or inability by our suppliers to procure raw materials or allocate adequate raw materials for our products;
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
•our suppliers’ failure or inability to react to shifts in product demand or an increase in raw material or component prices;
•our suppliers’ failure or inability to develop or maintain, or a delay in developing or building out, manufacturing capacity for leading process technologies, including transitions to smaller geometry process technologies;
•the loss of a supplier or the failure or inability of a supplier to meet performance, quality or yield specifications or delivery schedules;
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
We rely on sole- or limited-source suppliers for certain products, which may exacerbate the risks identified above, and subject us to other significant risks, including poor product performance and reduced control over delivery schedules, manufacturing capability and yields, quality assurance, quantity and costs. While we have established and may in the future establish alternate suppliers for certain products, these suppliers may require significant amounts of time and levels of support to bring such products to production, both of which may increase for complex or leading process technologies. As a result, we may invest a significant amount of effort and resources and incur higher costs to support and maintain such alternate suppliers. Further, the elimination or limitation of a foundry supplier’s ability to manufacture components or products for us due to trade or national security protection policies could increase our vulnerability to sole- or limited-source arrangements and limit or prevent us from procuring critical components or products from those suppliers. Future consolidation of foundry suppliers could also increase our vulnerability to sole- or limited-source arrangements and reduce our suppliers’ willingness to negotiate pricing, which could negatively impact our ability to achieve cost reductions, increase our manufacturing costs and limit the amount of capacity available to us. Our arrangements with our suppliers may obligate us to incur costs to manufacture, assemble and test our products that do not decrease at the same rate as decreases in pricing to our customers. Our ability, and that of our suppliers, to develop or maintain leading process technologies, including transitions to smaller geometry process technologies (which adds risk to manufacturing yields and reliability), and to effectively compete with the manufacturing processes and performance of our competitors, could impact our ability to introduce new products and meet customer demand, could increase our costs (possibly decreasing our margins) and could subject us to the risk of excess inventories. Any of the above could negatively impact our business, results of operations and cash flows.

Although we have long-term contracts with our suppliers, some of these contracts do not provide for long-term capacity commitments. To the extent we do not have firm commitments from our suppliers over a specific time period or for any specific quantity, our suppliers may allocate, and in the past have allocated, capacity to the manufacture, assembly and testing of products for their other customers (including our competitors) while reducing or limiting capacity to manufacture, assemble or test our products, and such capacity may be limited based on our suppliers’ ability and willingness to invest in the capital required to manufacture in the leading process technologies. Our suppliers or potential alternate suppliers may also manufacture their own integrated circuits that compete with our products. Such suppliers have in the past allocated and may again allocate raw materials and manufacturing capacity to their own products and reduce or limit the production of our products. To the extent we do obtain long-term capacity commitments, we may incur additional costs related to those commitments or make non-refundable payments for capacity commitments that are not used. Further, certain of our suppliers have in the past attempted, and may in the future attempt, to unilaterally reduce their capacity commitments to us. Accordingly, capacity for our products may not be available when we need it. Finally, we may not receive reasonable pricing, manufacturing or delivery terms from our suppliers, and our ability to obtain favorable terms may be diminished during times of high demand and/or limited manufacturing capacity for integrated circuit products.
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
We own and operate various facilities that manufacture certain of our RFFE modules and RF filter products. Manufacturing facilities are characterized by a higher portion of fixed costs relative to a fabless model. We may be faced with a decline in the utilization rates of our manufacturing facilities due to decreases in demand for our products, including in less favorable industry environments, or due to our failure to win and/or retain designs with OEMs. As a result, from time to time our manufacturing facilities operate at lower capacity levels, while the fixed costs associated with such facilities continue to be incurred, resulting in lower gross profit.
We are subject to many complex environmental, health and safety laws, regulations and rules in each jurisdiction in which we operate our manufacturing (and research and development) facilities. The regulatory landscape in these areas continues to evolve, and we anticipate additional laws, regulations and rules in the future. In particular, new, or changes in, environmental and climate change laws, regulations or rules, including relating to greenhouse gas emissions, could lead to new or additional investments in production processes and could increase environmental compliance expenditures. In addition, certain environmental laws impose strict, and in certain circumstances joint and several, liability on current or previous owners or operators of real property, or parties who arranged for hazardous substances to be sent to disposal or treatment facilities, for the cost of investigation, removal or remediation of hazardous substances. As a result, we may incur clean-up costs in connection with any such removal or remediation efforts, as well as other third-party claims in connection with contaminated sites. In addition, we could be held liable for consequences arising out of human exposure to hazardous substances or other environmental damage. If we, or companies or facilities we acquire or have acquired, in the past failed or in the future fail to comply with any such laws and regulations, then we could incur regulatory penalties, fines and legal liabilities; suspension of production; significant compliance requirements; alteration of our manufacturing, assembly or test processes; restriction on our ability to modify or expand our facilities; damage to our reputation; and restrictions on our operations or sales. We are also required to obtain and maintain environmental permits from governmental authorities for certain of our operations. We cannot make assurances that we will at all times be in compliance with such laws, regulations, rules and permits. See also the risk factor titled “Our business may suffer due to the impact of, or our failure to comply with, the various existing, new or amended laws, regulations, policies or standards to which we are subject.”
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
We have manufacturing facilities in Asia and Europe. If tsunamis, flooding, earthquakes, volcanic eruptions, drought or other natural disasters, effects of climate change or geopolitical conflicts, were to damage, destroy or disrupt our manufacturing facilities, it could disrupt our operations, cease or delay production and shipments of inventory and result in costly repairs, replacements or other costs and lost business. In addition, natural disasters, effects of climate change or geopolitical conflicts may result in disruptions in transportation, distribution channels and supply chains and significant increases in the prices of raw materials. Further, health crises, including epidemics or pandemics, such as the COVID-19 pandemic, and government and business responses thereto, could affect our manufacturing facilities, including by resulting in quarantines and/or closures, which would result in disruptions to and potential closures of our manufacturing operations. Our manufacturing operations could also be disrupted by cyber-attacks on our IT systems, as described in the Risk Factor below titled “Our business and operations could suffer in the event of security breaches of our IT systems, or other misappropriation of our technology, intellectual property or other proprietary or confidential information.”
Our manufacturing operations depend on securing raw materials and other supplies in adequate quality and quantity in a timely manner from multiple suppliers, and in some cases, we rely on a limited number of suppliers, including in some cases sole suppliers, particularly in Asia. There may be cases where supplies of raw materials and other products are interrupted or limited by natural disaster, geopolitical conflict, accident or some other event affecting a supplier or source of raw materials; supply is suspended due to quality or other issues; there is a shortage of supply due to a rapid increase in demand; and/or we or our suppliers are prohibited from utilizing certain raw materials, or products or components that incorporate such raw materials, due to government restrictions related to the countries from which such raw materials originate, and acceptable alternative suppliers, raw materials or raw materials sources are not available or not available in acceptable time frames or upon acceptable terms, among others, which could impact production and prevent us from supplying our products to our customers. If the supply-demand balance is disrupted, it may considerably increase costs of manufacturing due to increased prices we pay for raw materials. From time to time, suppliers may extend lead times, limit amounts supplied to us or increase prices due to capacity constraints or other factors. Additionally, supply and costs of raw materials may be negatively impacted by trade and/or national security protection policies, such as tariffs, or actions by governments that limit or prevent us from transacting business with certain countries or companies or that limit or prevent certain companies from transacting business with us, or trade tensions, particularly with countries in Asia. Further, it may be difficult or impossible to substitute one piece of equipment for another or replace one type of material with another. A failure by our suppliers to deliver our requirements could result in disruptions to our manufacturing operations.
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
From time to time, we begin to purchase equipment to meet expected customer demand in advance of any purchase orders or long-term purchase commitments. Further, we typically begin manufacturing our products using our or our customers’ forecasts of demand for our products, which are based on a number of assumptions and estimates and may not be covered by long-term purchase commitments. As a result, we may incur increased inventory and manufacturing costs and/or record impairment charges to the extent anticipated sales ultimately do not materialize or are lower than expected. If we or our customers overestimate demand, or if demand is impacted by factors outside of our or our customers’ control such as the COVID-19 pandemic or trade or national security protection policies, and such demand is not covered by a binding commitment from our customers, we may experience higher inventory carrying and operating costs and/or increased excess or obsolete inventory, which would negatively impact our results of operations.
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
In addition, employees and former employees, in particular former employees who become employees of our competitors, customers, licensees or other third parties, including state actors, have in the past and may in the future misappropriate, wrongfully use, publish or provide to our competitors, customers, licensees or other third parties, including state actors, our technology, intellectual property or other proprietary or confidential information. This risk is exacerbated as competitors for talent, particularly engineering talent, increasingly attempt to hire our employees. See also the Risk Factor titled “We may not be able to attract and retain qualified employees, and our attempts to fully reopen our offices and operate under a hybrid working environment may not be successful.” Similarly, we provide access to certain of our technology, intellectual property and other proprietary or confidential information to our direct and indirect customers and licensees and certain of our consultants, who have in the past and may in the future wrongfully use such technology, intellectual property or information, or wrongfully disclose such technology, intellectual property or information to third parties, including our competitors or state actors. We also provide access to certain of our technology, intellectual property and other proprietary or confidential information to certain of our joint venture partners, including those affiliated with state actors and including in foreign jurisdictions where ownership restrictions may require us to take a minority ownership interest in the joint venture. Such joint venture partners may wrongfully use such technology, intellectual property or information, or wrongfully disclose such technology, intellectual property or information to third parties, including our competitors or state actors. Our technology, intellectual property and other proprietary or confidential information that we have provided to customers, licensees or other business partners could also be wrongfully obtained by third parties through cyber-attacks on such customers’, licensees’ or other business partners’ IT systems.

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
Further, China has implemented, and other countries or regions may implement, cybersecurity laws that require our overall IT security environment to meet certain standards and/or be certified. Such laws may be complex, ambiguous and subject to interpretation, which may create uncertainty regarding compliance. As a result, our efforts to comply with such laws may be expensive and may fail, which could adversely affect our business, results of operations and cash flows. In addition, our contracts with certain of our customers will require us to obtain cybersecurity certifications for our IT systems. Failure to obtain or maintain the necessary cybersecurity certifications could result in loss of future revenues, damage to our customer relationships and reputation, and a shift of business to our competitors.
RISKS RELATED TO HUMAN CAPITAL MANAGEMENT
We may not be able to attract and retain qualified employees, and our attempts to fully reopen our offices and operate under a hybrid working environment may not be successful.
Our future success depends upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to identify, attract, retain and motivate them. Implementing our business strategy requires specialized engineering and other talent, as our revenues are highly dependent on technological and product innovations. In addition, in order to extend our business into certain new and expanded product areas and industries and applications beyond mobile handsets, we need to attract, retain and motivate engineering and other technical personnel with specialized skills in these areas, and these skills are in high demand among our competitors. The market for employees in our industry is extremely competitive, and competitors for talent, particularly engineering talent, increasingly attempt to hire, and to varying degrees have been successful in hiring, our employees or employment candidates, including by establishing or expanding local offices near our headquarters in San Diego, California. Further, the increased availability of remote working arrangements, largely driven by the COVID-19 pandemic, has expanded the pool of companies that can compete for our employees and employment candidates. A number of such competitors for talent are significantly larger than us and are able to offer compensation in excess of what we are able to offer or other benefits that we generally do not offer, such as the ability to permanently work from home. Further, existing immigration laws make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the United States, making the pool of available talent even smaller. If we are unable to attract and retain qualified employees, our business may be harmed.
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
As described in the Risk Factor below titled “Our business may suffer as a result of adverse rulings in governmental investigations or proceedings,” we have been in the past, currently are and may in the future be subject to various governmental investigations and/or legal proceedings challenging our patent licensing practices. Certain of these matters are described in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Commitments and Contingencies.” We believe that one intent of certain of these governmental investigations and legal proceedings has been to reduce the amount of royalties that licensees are required to pay to us for their use of our intellectual property.
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

Our revenues and growth in revenues could be negatively impacted, our business may be harmed and our substantial investments in these technologies may not provide us an adequate return, if: our customers’ and licensees’ revenues and sales of products, particularly premium-tier products, and services using these technologies, and average selling prices of such products, decline due to, for example, the maturity of smartphone penetration in developed regions, including China; we do not continue to maintain our intellectual property and technical leadership in 5G, including in ongoing 5G standardization efforts; we are unable to drive the adoption of our products into networks and devices, including devices beyond mobile handsets; or consumers’ rates of replacement of smartphones and other devices decline.
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
We expect that our future success will depend on, among other factors, our ability to:
•differentiate our integrated circuit products with innovative technologies across multiple products and features (e.g., modem, RFFE, including millimeter wave (mmWave), graphics and other processors, camera and connectivity) and with smaller geometry process technologies that drive both performance and lower power consumption;
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
Further, political actions, including trade and/or national security protection policies, or other actions by governments, particularly the U.S. and Chinese governments, have in the past, currently are and could in the future limit or prevent us from transacting business with certain of our customers or suppliers; limit, prevent or discourage certain of our customers or suppliers from transacting business with us; or make it more expensive to do so. This could advantage our competitors by enabling them with increased sales, economies of scale, operating income and/or cash flows, and/or enabling critical technology transfer, allowing them to increase their investments in technology development, research and development, and commercialization of products. See also the Risk Factor titled “A significant portion of our business is concentrated in China, and the risks of such concentration are exacerbated by U.S./China trade and national security tensions.”
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
Some industry participants who have a vested interest in devaluing patents in general, or standard-essential patents in particular, have mounted attacks on certain patent systems, increasing the likelihood of changes to established patent laws. We cannot predict with certainty the long-term effects of any potential changes. In the United States, there is continued discussion regarding potential patent law changes, and there is current and potential future litigation regarding patents, the outcomes of which could be detrimental to our licensing business. Further, the laws in certain foreign countries in which our patents are or may be licensed, or our products are or may be manufactured or sold, including certain countries in Asia, may not protect our intellectual property rights to the same extent as the laws in the United States. In addition, we cannot be certain that the laws and policies of any country or the practices of any standards bodies, foreign or domestic, with respect to intellectual property enforcement or licensing or the adoption of standards, will not be changed in the future in ways that are detrimental to our licensing program or to the sale or use of our products or technologies.
We have had and may in the future have difficulty in certain circumstances in protecting or enforcing our intellectual property and contracts, including collecting royalties for use of our patent portfolio due to, among others: refusal by certain licensees to report and pay all or a portion of the royalties they owe to us; policies or political actions of governments, including trade protection and national security policies; challenges to our licensing practices under competition laws; adoption of mandatory licensing provisions by foreign jurisdictions; failure of foreign courts to recognize and enforce judgments of contract breach and damages issued by courts in the United States; and challenges before competition agencies to our licensing business or the pricing and integration of additional features and functionality into our chipset products. See also the Risk Factors titled “Efforts by some original equipment manufacturers (OEMs) to avoid paying fair and reasonable royalties for the use of our intellectual property may require the investment of substantial management time and financial resources and may result in legal decisions or actions by governments, courts, regulators or agencies, Standards Development Organizations (SDOs) or other industry organizations that harm our business” and “Our business may suffer as a result of adverse rulings in governmental investigations or proceedings.”
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
See also the Risk Factors titled “Efforts by some original equipment manufacturers (OEMs) to avoid paying fair and reasonable royalties for the use of our intellectual property may require the investment of substantial management time and financial resources and may result in legal decisions or actions by governments, courts, regulators or agencies, Standards Development Organizations (SDOs) or other industry organizations that harm our business” and “Our business and operations could suffer in the event of security breaches of our IT systems, or other misappropriation of our technology, intellectual property or other proprietary or confidential information.”
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
A decline in global, regional or local economic conditions or a slow-down in economic growth, particularly in geographic regions with high concentrations of wireless voice and data users or high concentrations of our customers or licensees, could also have adverse, wide-ranging effects on our business and financial results, including: a decrease in demand for our products and technologies; a decrease in demand for the products and services of our customers or licensees; the inability of our suppliers to deliver on their supply commitments to us, our inability to supply our products to our customers and/or the inability of our customers or licensees to supply their products to end users; the insolvency of key suppliers, customers or licensees; delays in reporting or payments from our customers or licensees; failures by counterparties; and/or negative effects on wireless device inventories. In addition, our customers’ and licensees’ ability to purchase or pay for our products and intellectual property and network operators’ ability to upgrade their wireless networks could be adversely affected, potentially leading to a reduction, cancellation or delay of orders for our products. Acts of war, terrorism or other geopolitical conflicts may also result in or contribute to declining economic conditions, disruptions to global supply chains and increased volatility in financial markets, among other effects. Further, inflationary pressure may increase our costs, including employee compensation costs, reduce demand for our products or those of our customers or licensees due to increased prices of those products, or result in employee attrition to the extent our compensation does not keep up with inflation, particularly if our competitors’ compensation does.
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
Our business and products, and those of our customers and licensees, are subject to various laws, rules and regulations globally, as well as government policies and the specifications of international, national and regional communications standards bodies (collectively, Regulations). These include, among others, Regulations related to: patent licensing practices; antitrust, competition and competitive business practices; the flow of funds out of certain countries (e.g., China);

cybersecurity; imports and exports, such as the U.S. Export Administration Regulations administered by the U.S. Department of Commerce; protection of intellectual property; trade and trade protection including tariffs; foreign policy and national security; environmental protection (including climate change), health and safety; supply chain, responsible sourcing, including the use of conflict minerals, and human rights; spectrum availability and license issuance; adoption of standards; taxation; privacy and data protection; labor, employment and human capital; corporate governance; public disclosure; and business conduct. Compliance with, or changes in the interpretation of, existing Regulations, the adoption of new Regulations, changes in the oversight of our activities by governments or standards bodies, or rulings in court, regulatory, administrative or other proceedings relating to such Regulations, among others, could have an adverse effect on our business and results of operations. See also the Risk Factors titled “Our business may suffer as a result of adverse rulings in governmental investigations or proceedings,” “Changes in our patent licensing practices, whether due to governmental investigations, legal challenges or otherwise, could adversely impact our business and results of operations,” “A significant portion of our business is concentrated in China, and the risks of such concentration are exacerbated by U.S./China trade and national security tensions,” “There are numerous risks associated with the operation and control of our manufacturing facilities, including a higher portion of fixed costs relative to a fabless model; environmental compliance and liability; impacts related to climate change; exposure to natural disasters, health crises and cyber-attacks; timely supply of equipment and materials; and various manufacturing issues,” and “Tax liabilities could adversely affect our results of operations.”
Regulations are complex and changing (which may create uncertainty regarding compliance), are subject to varying interpretations, and their application in practice may evolve over time. As a result, our efforts to comply with Regulations may fail, particularly if there is ambiguity as to how they should be applied in practice. Failure to comply with any Regulation may adversely affect our business, results of operations and cash flows. New Regulations, or evolving interpretations thereof, may cause us to incur higher costs as we revise current practices, policies or procedures; may divert management time and attention to compliance activities; and may negatively impact our ability to conduct business in certain jurisdictions.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2021 Annual Report on Form 10-K, along with certain updates described below. At March 27, 2022, there have been no material changes to the financial market risks described at September 26, 2021.
Equity Price Risk. At March 27, 2022, the recorded value of our marketable equity securities was $404 million. Certain of our marketable equity investments are in early or growth stage companies, and the fair values of these investments have been and may continue to be subject to increased volatility.
Interest Rate Risk. In the second quarter of fiscal 2022, we entered into interest rate swaps that are designated as fair value hedges with an aggregate notional amount of $1.6 billion to effectively convert certain fixed-rate interest payments into floating-rate payments on our outstanding debt. We entered into these agreements, in part, to manage interest rate risk associated with our cash equivalents and marketable securities, in addition to changes in the fair value of our outstanding debt. At March 27, 2022, a hypothetical increase in interest rates of 100 basis points would not cause a loss as an increase in interest expense related to these interest rate swaps agreements would be offset by an increase in interest income from our cash equivalents and marketable securities portfolio.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined under Rule 13a-15(f) promulgated under the Exchange Act, in the second quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Our purchases of our equity securities in the second quarter of fiscal 2022 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
December 27, 2021 to January 23, 2022	—	$—	—	$10,070
January 24, 2022 to February 20, 2022	1,316	172.06	1,316	9,844
February 21, 2022 to March 27, 2022	4,442	163.03	4,442	9,119
Total	5,758		5,758
(1) Average Price Paid Per Share excludes cash paid for commissions.
(2) On July 26, 2018, we announced a stock repurchase program authorizing us to repurchase up to $30.0 billion of our common stock. On October 12, 2021, we announced a new $10.0 billion stock repurchase program. This was in addition to the then remaining repurchase authority of $0.9 billion under the previous program. The stock repurchase programs have no expiration date. During the second quarter of fiscal 2022, we utilized the remaining repurchase authority under the previous program and began repurchases under the new program. Shares withheld to satisfy statutory tax withholding requirements related to the vesting of share-based awards are not issued or considered stock repurchases under our stock repurchase program and, therefore, are excluded from the table above.
Unregistered Sales of Equity Securities
In January 2021, we entered into an Agreement and Plan of Merger (the Merger Agreement) for the acquisition of NuVia, Inc. (NUVIA), which transaction closed in March 2021. Pursuant to the Merger Agreement, we are obligated to issue shares of our common stock to three specific founders of NUVIA and certain affiliated entities of such founders from time to time upon the satisfaction of certain conditions specified in the Merger Agreement. During the quarter ended March 27, 2022, we issued an aggregate of 105,240 additional shares of our common stock to the three founders of NUVIA and their affiliates, each of whom had advised us that he or such entity was an accredited investor. These shares were issued in transactions not involving a public offering pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of January 12, 2021, among Qualcomm Technologies, Inc., Nile Acquisition Corporation and NuVia, Inc. (1)	8-K	1/13/2021	2.1
2.2	Agreement and Plan of Merger, dated as of October 4, 2021, by and among QUALCOMM Incorporated, SSW HoldCo LP, SSW Merger Sub Corp and Veoneer, Inc. (1)	8-K	10/4/2021	2.1
3.1	Amended and Restated Certificate of Incorporation.	8-K	4/20/2018	3.1
3.2	Amended and Restated Bylaws.	8-K	7/23/2021	3.2
4.1	Indenture, dated May 20, 2015, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee.	8-K	5/21/2015	4.1
4.2	Officers’ Certificate, dated May 20, 2015, for the Floating Rate Notes due 2018, the Floating Rate Notes due 2020, the 1.400% Notes due 2018, the 2.250% Notes due 2020, the 3.000% Notes due 2022, the 3.450% Notes due 2025, the 4.650% Notes due 2035 and the 4.800% Notes due 2045.	8-K	5/21/2015	4.2
4.3	Form of 3.000% Notes due 2022.	8-K	5/21/2015	4.7
4.4	Form of 3.450% Notes due 2025.	8-K	5/21/2015	4.8
4.5	Form of 4.650% Notes due 2035.	8-K	5/21/2015	4.9
4.6	Form of 4.800% Notes due 2045.	8-K	5/21/2015	4.10
4.7	Officers’ Certificate, dated May 26, 2017, for the Floating Rate Notes due 2019, the Floating Rate Notes due 2020, the Floating Rate Notes due 2023, the 1.850% Notes due 2019, the 2.100% Notes due 2020, the 2.600% Notes due 2023, the 2.900% Notes due 2024, the 3.250% Notes due 2027 and the 4.300% Notes due 2047.	8-K	5/31/2017	4.2
4.8	Form of Floating Rate Notes due 2023.	8-K	5/31/2017	4.5
4.9	Form of 2.600% Notes due 2023.	8-K	5/31/2017	4.8
4.10	Form of 2.900% Notes due 2024.	8-K	5/31/2017	4.9
4.11	Form of 3.250% Notes due 2027.	8-K	5/31/2017	4.10
4.12	Form of 4.300% Notes due 2047.	8-K	5/31/2017	4.11
4.13	Officers’ Certificate, dated May 8, 2020, for the 2.150% Notes due 2030 and the 3.250% Notes due 2050.	8-K	5/11/2020	4.2
4.14	Form of 2.150% Notes due 2030.	8-K	5/11/2020	4.3
4.15	Form of 3.250% Notes due 2050.	8-K	5/11/2020	4.4
4.16	Officers’ Certificate, dated August 14, 2020, for the 1.300% Notes due 2028 and the 1.650% Notes due 2032.	8-K	8/18/2020	4.2
4.17	Form of 1.300% Rule 144A Global Notes due 2028.	8-K	8/18/2020	4.3
4.18	Form of 1.650% Rule 144A Global Notes due 2032.	8-K	8/18/2020	4.5

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
4.19	Officers’ Certificate, dated January 6, 2021, for the 1.300% Notes due 2028 and the 1.650% Notes due 2032.	10-Q	2/3/2021	4.23
4.20	Form of 1.300% Notes due 2028.	10-Q	2/3/2021	4.24
4.21	Form of 1.650% Notes due 2032.	10-Q	2/3/2021	4.25
10.27	Letter Agreement, dated as of January 24, 2022, by and among QUALCOMM Incorporated, SSW HoldCo LP, SSW Merger Sub Corp and SSW Investors LP. (1)				X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cristiano R. Amon.				X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Akash Palkhiwala.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Cristiano R. Amon.				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Akash Palkhiwala.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(1)We shall furnish supplementally a copy of any omitted schedule to the Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
Dated: April 27, 2022	/s/ Akash Palkhiwala
Akash Palkhiwala
Chief Financial Officer