Form 10-Q
period 2022-06-26
QUALCOMM INC/DE
filed 2022-07-27
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2022
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock was 1,123 million at July 25, 2022.

QUALCOMM Incorporated
Form 10-Q
For the Quarter Ended June 26, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)
(Unaudited)

	June 26, 2022	September 26, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,676	$7,116
Marketable securities	4,172	5,298
Accounts receivable, net	3,804	3,579
Inventories	5,418	3,228
Held for sale assets	950	—
Other current assets	1,979	854
Total current assets	18,999	20,075
Deferred tax assets	1,778	1,591
Property, plant and equipment, net	5,038	4,559
Goodwill	10,719	7,246
Other intangible assets, net	1,954	1,458
Held for sale assets	916	—
Other assets	7,616	6,311
Total assets	$47,020	$41,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,752	$2,750
Payroll and other benefits related liabilities	1,578	1,531
Unearned revenues	463	612
Short-term debt	1,945	2,044
Held for sale liabilities	677	—
Other current liabilities	3,414	5,014
Total current liabilities	11,829	11,951
Unearned revenues	180	364
Income taxes payable	1,480	1,713
Long-term debt	13,600	13,701
Held for sale liabilities	128	—
Other liabilities	3,755	3,561
Total liabilities	30,972	31,290

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,122 and 1,125 shares issued and outstanding, respectively	—	—
Retained earnings	15,830	9,822
Accumulated other comprehensive income	218	128
Total stockholders’ equity	16,048	9,950
Total liabilities and stockholders’ equity	$47,020	$41,240

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Revenues:
Equipment and services	$9,266	$6,428	$27,365	$19,109
Licensing	1,670	1,632	5,440	5,121
Total revenues	10,936	8,060	32,805	24,230
Costs and expenses:
Cost of revenues	4,816	3,404	13,767	10,325
Research and development	2,052	1,864	6,016	5,297
Selling, general and administrative	655	597	1,887	1,721
Other (Note 2)	(1,059)	—	(1,059)	—
Total costs and expenses	6,464	5,865	20,611	17,343
Operating income	4,472	2,195	12,194	6,887
Interest expense	(70)	(138)	(345)	(421)
Investment and other (expense) income, net	(163)	200	(321)	523
Income before income taxes	4,239	2,257	11,528	6,989
Income tax expense	(509)	(230)	(1,465)	(744)
Net income	$3,730	$2,027	$10,063	$6,245

Basic earnings per share	$3.32	$1.80	$8.96	$5.52
Diluted earnings per share	$3.29	$1.77	$8.84	$5.43
Shares used in per share calculations:
Basic	1,122	1,129	1,124	1,132
Diluted	1,134	1,145	1,139	1,151

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Net income	$3,730	$2,027	$10,063	$6,245
Other comprehensive income (loss), net of income taxes:
Foreign currency translation (losses) gains	(99)	10	(182)	64
Net unrealized (losses) gains on available-for-sale debt securities	(25)	2	(105)	(4)
Net unrealized gains (losses) on derivative instruments	121	(91)	394	(45)
Other losses	—	—	—	(3)
Certain reclassifications included in net income	6	(18)	(17)	(35)
Total other comprehensive income (loss)	3	(97)	90	(23)
Comprehensive income	$3,733	$1,930	$10,153	$6,222

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	June 26, 2022	June 27, 2021
Operating Activities:
Net income	$10,063	$6,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,272	1,157
Income tax provision less than income tax payments	(234)	(358)
Share-based compensation expense	1,510	1,238
Net losses (gains) on marketable securities and other investments	374	(487)
Other items, net	—	(49)
Changes in assets and liabilities:
Accounts receivable, net	(216)	1,052
Inventories	(2,201)	(509)
Other assets	(2,360)	39
Trade accounts payable	948	449
Payroll, benefits and other liabilities	(1,274)	805
Unearned revenues	(232)	(123)
Net cash provided by operating activities	7,650	9,459
Investing Activities:
Capital expenditures	(1,628)	(1,458)
Purchases of debt and equity marketable securities	(1,269)	(5,458)
Proceeds from sales and maturities of debt and equity marketable securities	1,960	4,482
Acquisitions and other investments, net of cash acquired	(4,743)	(1,284)
Proceeds from other investments	125	234
Other items, net	41	78
Net cash used by investing activities	(5,514)	(3,406)
Financing Activities:
Proceeds from short-term debt	3,065	2,185
Repayment of short-term debt	(3,066)	(2,185)
Repayment of debt of acquired company	(349)	—
Proceeds from long-term debt	1,477	—
Repayment of long-term debt	(1,540)	—
Proceeds from issuance of common stock	188	174
Repurchases and retirements of common stock	(2,629)	(2,595)
Dividends paid	(2,371)	(2,240)
Payments of tax withholdings related to vesting of share-based awards	(751)	(710)
Other items, net	(28)	(25)
Net cash used by financing activities	(6,004)	(5,396)
Effect of exchange rate changes on cash and cash equivalents	(50)	35
Net (decrease) increase in total cash and cash equivalents	(3,918)	692
Total cash and cash equivalents at beginning of period	7,116	6,707
Total cash and cash equivalents at end of period (including $522 million classified as held for sale)	$3,198	$7,399
See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Total stockholders’ equity, beginning balance	$13,328	$7,424	$9,950	$6,077

Common stock and paid-in capital:
Balance at beginning of period	$—	$—	$—	$586
Common stock issued under employee benefit plans	1	—	188	174
Repurchases and retirements of common stock	(352)	(240)	(1,014)	(1,369)
Share-based compensation	540	449	1,577	1,309
Tax withholdings related to vesting of share-based payments	(189)	(209)	(751)	(710)
Stock awards assumed in acquisition	—	—	—	10
Balance at end of period	—	—	—	—

Retained earnings:
Balance at beginning of period	13,113	7,143	9,822	5,284
Net income	3,730	2,027	10,063	6,245
Repurchases and retirements of common stock	(148)	(390)	(1,615)	(1,226)
Dividends	(865)	(787)	(2,440)	(2,310)
Balance at end of period	15,830	7,993	15,830	7,993

Accumulated other comprehensive income:
Balance at beginning of period	215	281	128	207
Other comprehensive income (loss)	3	(97)	90	(23)
Balance at end of period	218	184	218	184

Total stockholders’ equity, ending balance	$16,048	$8,177	$16,048	$8,177

Dividends per share announced	$0.75	$0.68	$2.11	$1.98
See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies Update
Financial Statement Preparation. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended September 26, 2021. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three and nine months ended June 26, 2022 and June 27, 2021 included 13 weeks and 39 weeks, respectively.
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
Note 2. Composition of Certain Financial Statement Items

Inventories (in millions)
	June 26, 2022	September 26, 2021
Raw materials	$267	$267
Work-in-process	2,778	1,475
Finished goods	2,373	1,486
	$5,418	$3,228
Revenues. We disaggregate our revenues by segment (Note 7), by products and services (as presented on our condensed consolidated statement of operations), and for our QCT (Qualcomm CDMA Technologies) segment, by revenue stream, which is based on the industry and application in which our products are sold (as presented below). In certain cases, the determination of QCT revenues by industry and application requires the use of certain assumptions. Substantially all of QCT’s revenues consist of equipment revenues that are recognized at a point in time, and substantially all of QTL’s (Qualcomm Technology Licensing) revenues represent licensing revenues that are recognized over time and are principally from royalties generated through our licensees’ sales of mobile handsets. QCT revenue streams were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Handsets (1)	$6,149	$3,863	$18,457	$12,144
RFFE (2)	1,046	957	3,338	2,921
Automotive (3)	350	253	945	705
IoT (internet of things) (4)	1,833	1,399	5,033	3,517
Total QCT revenues	$9,378	$6,472	$27,773	$19,287
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 26, 2022 (1)	June 27, 2021 (2)	June 26, 2022 (1)	June 27, 2021 (2)
Revenues recognized from previously satisfied performance obligations	$260	$170	$578	$258
(1) Primarily related to certain QCT sales-based royalty revenues related to system software, certain QCT customer incentives and QTL royalty revenues recognized related to devices sold in prior periods (including adjustments to prior period royalty estimates, which includes the impact of the reporting by our licensees of actual royalties due).
(2) Primarily related to QCT customer incentives, the release of a variable constraint against revenues not previously allocated to our segment results and QTL royalty revenues recognized related to devices sold in prior periods (including adjustments to prior period royalty estimates, which includes the impact of the reporting by our licensees of actual royalties due).
Unearned revenues (which are considered contract liabilities) consist primarily of license fees for intellectual property with continuing performance obligations. In the nine months ended June 26, 2022 and June 27, 2021, we recognized revenues of $482 million and $437 million, respectively, that were recorded as unearned revenues at September 26, 2021 and September 27, 2020, respectively.
Remaining performance obligations, substantially all of which are included in unearned revenues, represent the aggregate amount of the transaction price of certain customer contracts yet to be recognized as revenues as of the end of the reporting period and exclude revenues related to (a) contracts that have an original expected duration of one year or less and (b) sales-based royalties (i.e., future royalty revenues) pursuant to our license agreements. Our remaining performance obligations are primarily comprised of certain customer contracts for which we received license fees upfront. At June 26, 2022, we had $849 million of remaining performance obligations, of which $210 million, $417 million, $157 million, $55 million and $6 million was expected to be recognized as revenues for the remainder of fiscal 2022 and each of the subsequent four years from fiscal 2023 through 2026, respectively, and $4 million thereafter.
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

	Three Months Ended		Nine Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Customer/licensee (w)	22%	13%	20%	14%
Customer/licensee (x)	17	16	20	22
Customer/licensee (y)	*	16	*	14
Customer/licensee (z)	*	10	*	10
* Less than 10%
Other Income, Costs and Expenses. In the third quarter of fiscal 2022, the General Court of the European Union issued a ruling annulling a decision made by the European Commission (EC) in fiscal 2018 (Note 6). As a result of the court’s decision, we recorded a $1.1 billion benefit to other income in the three months ended June 26, 2022.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investment and Other (Expense) Income, Net (in millions)
	Three Months Ended		Nine Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Interest and dividend income	$22	$21	$59	$63
Net (losses) gains on marketable securities	(104)	53	(327)	86
Net gains on other investments	25	97	97	307
Net (losses) gains on deferred compensation plan assets	(80)	38	(110)	115
Impairment losses on other investments	(20)	(7)	(41)	(24)
Net losses on derivative instruments	(7)	—	(25)	(7)
Equity in net (losses) earnings of investees	(12)	1	5	12
Net gains (losses) on foreign currency transactions	13	(3)	21	(29)
	$(163)	$200	$(321)	$523
Note 3. Income Taxes
We estimate our annual effective income tax rate to be 13% for fiscal 2022, which is lower than the U.S. federal statutory rate primarily due to (i) a significant portion of our income qualifying for preferential treatment as foreign-derived intangible income (FDII) at a 13% effective tax rate, (ii) the reversal of the 2018 EC fine (Note 6), which is not taxable and is attributable to a foreign jurisdiction, (iii) excess tax benefits associated with share-based awards and (iv) benefits from our federal research and development tax credit. Our effective tax rate of 12% for the third quarter of fiscal 2022 was lower than our estimated annual effective tax rate of 13% primarily due to the benefit from the reversal of the EC fine in the third quarter, partially offset by $47 million of net discrete tax charges, which principally related to foreign currency losses on a noncurrent receivable related to our refund claim of Korean withholding tax, partially offset by excess tax benefits associated with share-based awards that vested in the third fiscal quarter. Our effective tax rate of 10% for the third quarter of fiscal 2021 included $64 million of discrete net tax benefits, which principally related to excess tax benefits associated with share-based awards that vested in the third fiscal quarter.
Unrecognized tax benefits were $2.2 billion and $2.1 billion at June 26, 2022 and September 26, 2021, respectively, and primarily related to our refund claim of Korean withholding tax. If successful, the refund will result in a corresponding reduction in U.S. foreign tax credits. We expect that the total amount of unrecognized tax benefits at June 26, 2022 will increase in the next 12 months as licensees in Korea continue to withhold taxes on future payments due under their licensing agreements at a rate higher than we believe is owed; such increase is not expected to have a significant impact on our income tax provision.
Note 4. Capital Stock
Stock Repurchase Program. On October 12, 2021, we announced a $10.0 billion stock repurchase program. The stock repurchase program has no expiration date. At June 26, 2022, $8.6 billion remained authorized for repurchase under our stock repurchase program.
Shares Outstanding. Shares of common stock outstanding at June 26, 2022 were as follows (in millions):

Balance at September 26, 2021	1,125
Issued	15
Repurchased	(18)
Balance at June 26, 2022	1,122
Dividends. On July 15, 2022, we announced a cash dividend of $0.75 per share on our common stock, payable on September 22, 2022 to stockholders of record as of the close of business on September 1, 2022.
Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed by dividing net income by the combination of the weighted-average number of dilutive common share equivalents, comprised of

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
shares issuable under our share-based compensation plans and the weighted-average number of common shares outstanding during the reporting period. The following table provides information about the diluted earnings per share calculation (in millions):

	Three Months Ended		Nine Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Dilutive common share equivalents included in diluted shares	12	16	15	19
Shares of common stock equivalents not included because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period	2	—	1	—
Note 5. Debt
Long-term Debt. In May 2022, we issued unsecured fixed-rate notes, consisting of $500 million of fixed-rate 4.25% notes and $1.0 billion of fixed-rate 4.50% notes (May 2022 Notes) that mature on May 20, 2032 and May 20, 2052, respectively. The net proceeds from the May 2022 Notes, together with cash on hand, were used to repay $1.5 billion of fixed-rate notes that matured in May 2022.
The following table provides a summary of our long-term debt:

	June 26, 2022			September 26, 2021
	Maturities	Amount (in millions)	Effective Rate	Maturities	Amount (in millions)	Effective Rate
May 2015 Notes	2025 - 2045	$3,865	3.46% - 4.73%	2022 - 2045	$5,405	2.63% - 4.73%
May 2017 Notes	2023 - 2047	5,860	2.03% - 4.46%	2023 - 2047	5,860	0.92% - 4.46%
May 2020 Notes	2030 - 2050	2,000	2.73% - 3.30%	2030 - 2050	2,000	2.31% - 3.30%
August 2020 Notes	2028 - 2032	2,207	2.32% - 3.27%	2028 - 2032	2,207	1.98% - 2.66%
May 2022 Notes	2032 - 2052	1,500	3.14% - 4.26%		—
Total principal		15,432			15,472
Unamortized discount, including debt issuance costs		(249)			(234)
Hedge accounting fair value adjustments		(138)			7
Total long-term debt		$15,045			$15,245
Reported as:
Short-term debt		$1,445			$1,544
Long-term debt		13,600			13,701
Total		$15,045			$15,245
At June 26, 2022, the aggregate fair value of our outstanding floating- and fixed-rate notes, based on Level 2 inputs, was approximately $14.6 billion.
Interest Rate Swaps. At September 26, 2021, we had outstanding forward-starting interest rate swaps with an aggregate notional amount, denominated in U.S. dollars, of $2.6 billion. During the third quarter of fiscal 2022, we terminated $1.0 billion of these swaps associated with our May 2022 Notes, and the related gains of $123 million are being reclassified from accumulated comprehensive income as a reduction to interest expense over the terms of the related debt.
Beginning in the second quarter of fiscal 2022, we entered into interest rate swaps that are designated as fair value hedges and allow us to effectively convert fixed-rate payments into floating-rate payments on a portion of our outstanding long-term debt. We entered into these agreements, in part, to manage interest rate risk associated with our cash equivalents and marketable securities, in addition to changes in the fair value of our outstanding debt. At June 26, 2022, the notional amount of these swaps, which are denominated in U.S. dollars and mature between 2027 and 2032, was $2.1 billion. The fair value of these swaps, which is included in other noncurrent liabilities, was $141 million at June 26, 2022. The net gains and losses on the interest rate swaps, as well as the offsetting gains or losses on the related fixed-rate notes attributable to the hedged risks, are recognized in earnings as interest expense in the current period.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Commercial Paper Program. We have an unsecured commercial paper program, which provides for the issuance of up to $4.5 billion. At June 26, 2022 and September 26, 2021, we had $500 million of outstanding commercial paper recorded as short-term debt.
Note 6. Commitments and Contingencies
Legal and Regulatory Proceedings.
Consolidated Securities Class Action Lawsuit: On January 23, 2017 and January 26, 2017, securities class action complaints were filed by purported stockholders of us in the United States District Court for the Southern District of California against us and certain of our then current and former officers and directors. The complaints alleged, among other things, that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with certain allegations that we are or were engaged in anticompetitive conduct. The complaints sought unspecified damages, interest, fees and costs. On May 4, 2017, the court consolidated the two actions. On July 3, 2017, the plaintiffs filed a consolidated amended complaint asserting the same basic theories of liability and requesting the same basic relief. On September 1, 2017, we filed a motion to dismiss the consolidated amended complaint, and on March 18, 2019, the court denied our motion. On January 15, 2020, we filed a motion for judgment on the pleadings, which the court denied on February 3, 2022. On May 23, 2022, the plaintiffs filed a motion for class certification. The court has not yet ruled on the motion, and no trial date has been set. We believe the plaintiffs’ claims are without merit.
Consumer Class Action Lawsuits: Beginning in January 2017, a number of consumer class action complaints were filed against us in the United States District Courts for the Southern and Northern Districts of California, each on behalf of a putative class of purchasers of cellular phones and other cellular devices. In April 2017, the Judicial Panel on Multidistrict Litigation transferred the cases that had been filed in the Southern District of California to the Northern District of California. On July 11, 2017, the plaintiffs filed a consolidated amended complaint alleging that we violated California and federal antitrust and unfair competition laws by, among other things, refusing to license standard-essential patents to our competitors, conditioning the supply of certain of our baseband chipsets on the purchaser first agreeing to license our entire patent portfolio, entering into exclusive deals with companies, including Apple Inc., and charging unreasonably high royalties that do not comply with our commitments to standard setting organizations. The complaint sought unspecified damages and disgorgement and/or restitution, as well as an order that we be enjoined from further unlawful conduct. On August 11, 2017, we filed a motion to dismiss the consolidated amended complaint. On November 10, 2017, the court denied our motion, except to the extent that certain claims seek damages under the Sherman Antitrust Act. On July 5, 2018, the plaintiffs filed a motion for class certification, and on September 27, 2018, the court granted that motion. We appealed the district court’s class certification order to the United States Court of Appeals for the Ninth Circuit (Ninth Circuit), and on September 29, 2021, the Ninth Circuit vacated the class certification order, ruling that the district court had failed to correctly assess the propriety of applying California law to a nationwide class. The Ninth Circuit remanded the case to the district court and instructed the court to consider the effect of United States Federal Trade Commission (FTC) v. QUALCOMM Incorporated (which the Ninth Circuit decided in favor of Qualcomm in August 2020) on this case. On June 10, 2022, the plaintiffs filed an amended complaint, limiting the proposed class to California residents rather than a nationwide class. We believe the plaintiffs’ claims are without merit.
Since November 2017, several other consumer class action complaints have been filed against us in Canada (in the Supreme Court of British Columbia and the Quebec Superior Court), Israel (in the Haifa District Court) and the United Kingdom (in the Competition Appeal Tribunal), each on behalf of a putative class of purchasers of cellular phones and other cellular devices, alleging violations of certain of those countries’ competition and consumer protection laws. The claims in these complaints are similar to those in the U.S. consumer class action complaints. The complaints seek damages. We believe the plaintiffs’ claims are without merit.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
In the third quarter of fiscal 2019, we recorded a charge of $275 million to other expenses related to this EC fine. We provided a financial guarantee in the first quarter of fiscal 2020 to satisfy the obligation in lieu of cash payment while we appeal the EC’s decision. The fine is accruing interest at a rate of 1.50% per annum while it is outstanding. In the fourth

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
quarter of fiscal 2019, we designated the liability as a hedge of our net investment in a certain foreign subsidiary, with gains and losses recorded in accumulated other comprehensive income as a component of the foreign currency translation adjustment. At June 26, 2022, the liability, including related foreign currency gains and accrued interest (which, to the extent they were not related to the net investment hedge, were recorded in investment and other (expense) income, net), was $266 million and included in other current liabilities.
European Commission (EC) Investigation: On October 15, 2014, the EC notified us that it was conducting an investigation of us relating to Articles 101 and/or 102 of the Treaty on the Functioning of the European Union (TFEU). On January 24, 2018, the EC issued a decision finding that pursuant to an agreement with Apple Inc. we paid significant amounts to Apple on the condition that it exclusively use our baseband chipsets in its smartphones and tablets, reducing Apple’s incentives to source baseband chipsets from our competitors and harming competition and innovation for certain baseband chipsets, and imposed a fine of 997 million euros. On April 6, 2018, we filed an appeal of the EC’s decision with the General Court of the European Union. From May 4, 2021 to May 6, 2021, a hearing on our appeal was held before the court. On June 15, 2022, the court issued a ruling annulling the EC’s decision in its entirety. Any appeal of the General Court’s decision must be brought before the European Court of Justice by late August 2022.
In the first quarter of fiscal 2018, we recorded a charge of $1.2 billion to other expenses related to this EC fine. We provided financial guarantees in the third quarter of fiscal 2018 to satisfy the obligation in lieu of cash payment while we appealed the EC’s decision. The fine accrued interest at a rate of 1.50% per annum while it was outstanding. In the first quarter of fiscal 2019, we designated the liability as a hedge of our net investment in certain foreign subsidiaries, with gains and losses recorded in accumulated other comprehensive income as a component of the foreign currency translation adjustment. As a result of the court’s ruling, in the third quarter of fiscal 2022, we recorded a $1.1 billion benefit in other income and a $62 million reduction in interest expense resulting from the reversal of the accrued fine and the associated interest previously recorded. We also discontinued the net investment hedge related to this fine. The associated foreign currency gains will remain in accumulated other comprehensive income until the foreign subsidiaries are sold or substantially liquidated, at which point it will be reclassified into earnings.
Contingent Losses and Other Considerations: We will continue to vigorously defend ourselves in the foregoing matters. However, litigation and investigations are inherently uncertain, and we face difficulties in evaluating or estimating likely outcomes or ranges of possible loss, particularly in antitrust and trade regulation investigations. Other than with respect to the EC fine related to the Icera Complaint to the European Commission, we have not recorded any accrual at June 26, 2022 for contingent losses associated with these matters based on our belief that losses, while reasonably possible, are not probable. Further, any possible amount or range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. We are engaged in numerous other legal actions not described above arising in the ordinary course of our business (for example, proceedings relating to employment matters or the initiation or defense of proceedings relating to intellectual property rights) and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
The table below presents revenues and EBT for reportable segments (in millions):

	Three Months Ended		Nine Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Revenues
QCT	$9,378	$6,472	$27,773	$19,287
QTL	1,519	1,489	4,917	4,762
QSI	8	11	22	30
Reconciling items	31	88	93	151
Total	$10,936	$8,060	$32,805	$24,230
EBT
QCT	$2,996	$1,795	$9,450	$5,299
QTL	1,080	1,053	3,640	3,514
QSI	(101)	156	(248)	412
Reconciling items	264	(747)	(1,314)	(2,236)
Total	$4,239	$2,257	$11,528	$6,989
Reconciling items for revenues and EBT in the previous table were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Revenues
Nonreportable segments	$31	$34	$93	$97
Unallocated revenues (Note 2)	—	54	—	54
	$31	$88	$93	$151
EBT
Unallocated revenues (Note 2)	$—	$54	$—	$54
Unallocated cost of revenues	(76)	(73)	(182)	(220)
Unallocated research and development expenses	(408)	(505)	(1,294)	(1,325)
Unallocated selling, general and administrative expenses	(171)	(125)	(462)	(418)
Unallocated other income (Note 2)	1,059	—	1,059	—
Unallocated interest expense (Note 6)	(69)	(138)	(345)	(420)
Unallocated investment and other (expense) income, net	(58)	55	(68)	140
Nonreportable segments	(13)	(15)	(22)	(47)
	$264	$(747)	$(1,314)	$(2,236)

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8. Acquisitions
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
Veoneer. On October 4, 2021, we and SSW Partners, a New York-based investment partnership, entered into a definitive agreement to acquire Veoneer, Inc. (Veoneer). The transaction closed on April 1, 2022 (the Closing Date). Total cash consideration paid in the transaction was approximately $4.7 billion, consisting of (i) approximately $4.6 billion paid in respect of Veoneer’s outstanding capital stock and equity awards and amounts paid to settle Veoneer’s convertible senior notes (which were converted at the election of the note holders and settled in cash in the third quarter of fiscal 2022) and (ii) a $110 million termination fee paid to Magna International Inc. (Magna) in the first quarter of fiscal 2022. We funded substantially all of the cash consideration payable in the transaction in exchange for (i) the Arriver business (which SSW transferred to us shortly after the Closing Date) and (ii) the right to receive a majority of the proceeds upon the sale of the Non-Arriver businesses by SSW Partners. We intend to incorporate Arriver’s computer vision, drive policy and driver assistance technologies into our Snapdragon automotive platform to deliver an integrated software SoC ADAS (advanced driver assistance systems) platform for automakers and Tier-1 automotive suppliers. SSW Partners retained Veoneer’s Tier-1 automotive supplier businesses, primarily consisting of the Active Safety and Restraint Control Systems businesses (the Non-Arriver businesses), which it intends to sell in one or more transactions.
We have agreed to provide certain funding of approximately $300 million to the Non-Arriver businesses while SSW Partners seeks a buyer(s), of which approximately $150 million of funding remained available to the Non-Arriver businesses at June 26, 2022. Such amounts, along with cash retained in the Non-Arriver business, are expected to be used to fund working and other near-term capital needs, as well as certain costs incurred in connection with the close of the acquisition.
Although we do not own or operate the Non-Arriver businesses, we have determined that we are the primary beneficiary, within the meaning of the Financial Accounting Standards Board (FASB) accounting guidance related to consolidation (ASC 810), of these businesses under the variable interest model. Factors considered in reaching this conclusion included, among others: (i) our involvement in the design of and our funding of substantially all of the total cash consideration payable in the transaction and (ii) our obligations to absorb losses and rights to receive returns from the Non-Arriver businesses. We expect that SSW Partners will complete the sale of the Non-Arriver businesses within fiscal 2023, subject to any required regulatory approvals and other closing conditions being met. Accordingly, the assets and liabilities of the Non-Arriver businesses are consolidated and presented as held for sale (in other current and noncurrent assets and liabilities on our balance sheet), and the operating results will be presented as discontinued operations.
Our accounting purchase price was approximately $4.3 billion, substantially all of which relates to our share of cash consideration at close for the outstanding common shares of Veoneer and the Magna termination fee and excludes Veoneer’s convertible senior notes that are reflected as an assumed liability.
We have not finalized the purchase price allocation. Accordingly, the preliminary purchase price allocation shown below could change as the fair values of the tangible and intangible assets acquired and liabilities assumed, and the related income tax effects, are finalized during the remainder of the measurement period (which will not exceed 12 months from the Closing

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Date). The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values was as follows (in millions):

Cash	$31
Current held for sale assets, net of costs to sell (1)	667
Completed technology-based intangible assets	349
In-process research and development (IPR&D)	298
Goodwill	3,016
Noncurrent held for sale assets (1)	916
Other assets	333
Total assets	5,610
Current held for sale liabilities (1)	(677)
Convertible senior notes	(352)
Noncurrent held for sale liabilities (1)	(128)
Other liabilities	(202)
Total liabilities	(1,359)
Net assets acquired	$4,251
(1) Held for sale assets and liabilities relate to the Non-Arriver businesses and were measured at fair value less costs to sell (including SSW Partners’ estimated return with respect to the sale proceeds of the Non-Arriver businesses), which was estimated using a market approach based on significant inputs that were not observable. The Non-Arriver businesses’ assets are not available to be used to settle our obligations, and the Non-Arriver businesses’ creditors do not have recourse to us. SSW Partners owns and operates the Non-Arriver businesses, and its funding of the purchase price for Veoneer was recorded as a component of held for sale liabilities. The underlying classes of assets and liabilities held for sale have not been presented because such amounts are not material.
Goodwill related to this transaction was allocated to our QCT segment, and $471 million of which is expected to be deductible for tax purposes. Goodwill is primarily attributable to assembled workforce and certain synergies expected to arise after the acquisition. Completed technology-based intangible assets will be amortized on a straight-line basis over the weighted-average useful life of nine years. IPR&D relates to a single project that is expected to be completed in fiscal 2025. Upon completion, we expect the IPR&D to be amortized over its useful life of seven years. We valued the completed technology and IPR&D using an income approach based on significant unobservable inputs.
The operating results of the Arriver and Non-Arriver businesses are reported on a one quarter lag. Therefore, no such amounts were included in our results of operations for the three and nine months ended June 26, 2022. Pro forma results of operations have not been presented because the effects of this acquisition were not material to our consolidated results of operations.
Other. During the first nine months of fiscal 2022, we acquired six other businesses for a total accounting purchase price of $660 million. We recognized $143 million of intangible assets (which primarily relate to completed technology) that will be amortized on a straight-line basis over a weighted-average useful life of six years. Substantially all of the goodwill recognized in these transactions of $527 million was allocated to our QCT segment.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9. Fair Value Measurements
The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 26, 2022 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$882	$222	$—	$1,104
Marketable securities:
Corporate bonds and notes	—	3,802	—	3,802
Equity securities	246	—	—	246
Mortgage- and asset-backed securities	—	108	—	108
U.S. Treasury securities and government-related securities	—	16	—	16
Total marketable securities	246	3,926	—	4,172
Derivative instruments	—	207	—	207
Other investments	642	—	16	658
Total assets measured at fair value	$1,770	$4,355	$16	$6,141
Liabilities
Derivative instruments	$—	$172	$—	$172
Other liabilities	642	—	1	643
Total liabilities measured at fair value	$642	$172	$1	$815
Note 10. Marketable Securities
Our marketable securities were all classified as current and were comprised as follows (in millions):

	June 26, 2022	September 26, 2021
Available-for-sale debt securities:
Corporate bonds and notes	$3,802	$4,459
Mortgage- and asset-backed securities	108	147
U.S. Treasury securities and government-related securities	16	10
Total available-for-sale debt securities	3,926	4,616
Equity securities	246	682
Total marketable securities	$4,172	$5,298
The contractual maturities of available-for-sale debt securities were as follows (in millions):

June 26, 2022
Years to Maturity
Less than one year	$959
One to five years	2,859
No single maturity date	108
Total	$3,926
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
Third Quarter Fiscal 2022 Overview and Other Recent Events
Revenues for the third quarter of fiscal 2022 were $10.9 billion, an increase of 36% compared to the year ago quarter, with net income of $3.7 billion, an increase of 84% compared to the year ago quarter. Highlights from the third quarter of fiscal 2022 and other recent events included:
•QCT revenues increased by 45% in the third quarter of fiscal 2022 compared to the year ago quarter, primarily due to an increase in average selling prices and higher chipset shipments in handsets, along with higher IoT revenues.
•On June 15, 2022, the General Court of the European Union issued a ruling annulling in its entirety the European Commission’s (EC) 2018 decision, which previously imposed a fine of 997 million euros for which we had provided financial guarantees to satisfy the obligation in lieu of cash payment. As a result, in the third quarter of fiscal 2022, we recorded a $1.1 billion benefit in other income and a $62 million reduction in interest expense, resulting from the reversal of the accrued fine and the associated interest previously recorded. See “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies” in this Quarterly Report.
•On October 4, 2021, we and SSW Partners entered into a definitive agreement to acquire Veoneer, Inc. (Veoneer). The transaction closed on April 1, 2022. We funded substantially all of the total cash consideration paid in the transaction, which was approximately $4.7 billion. The operating results of the Arriver and Non-Arriver businesses are reported on a one quarter lag. Therefore, no such amounts were included in our results of operations for the three and nine months ended June 26, 2022. Additional information related to this acquisition is included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 8. Acquisitions.”
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
Results of Operations

Revenues (in millions)
	Three Months Ended			Nine Months Ended
	June 26, 2022	June 27, 2021	Change	June 26, 2022	June 27, 2021	Change
Equipment and services	$9,266	$6,428	$2,838	$27,365	$19,109	$8,256
Licensing	1,670	1,632	38	5,440	5,121	319
	$10,936	$8,060	$2,876	$32,805	$24,230	$8,575
Third quarter 2022 vs. 2021
The increase in revenues in the third quarter of fiscal 2022 was primarily due to $2.8 billion in higher equipment and services revenues from our QCT segment.
First nine months 2022 vs. 2021
The increase in revenues in the first nine months of fiscal 2022 was primarily due to:
+    $8.3 billion in higher equipment and services revenues and $217 million in higher licensing revenues from our QCT segment
+    $155 million in higher licensing revenues from our QTL segment

Costs and Expenses (in millions, except percentages)
	Three Months Ended			Nine Months Ended
	June 26, 2022	June 27, 2021	Change	June 26, 2022	June 27, 2021	Change
Cost of revenues	$4,816	$3,404	$1,412	$13,767	$10,325	$3,442
Gross margin	56%	58%		58%	57%
Third quarter 2022 vs. 2021
Gross margin percentage decreased in the third quarter of fiscal 2022 primarily due to a decrease in higher margin QTL licensing revenues in proportion to QCT revenues.
First nine months 2022 vs. 2021
Gross margin percentage increased in the first nine months of fiscal 2022 primarily due to:
+    increase in QCT gross margin
-    decrease in higher margin QTL licensing revenues in proportion to QCT revenues

	Three Months Ended			Nine Months Ended
	June 26, 2022	June 27, 2021	Change	June 26, 2022	June 27, 2021	Change
Research and development	$2,052	$1,864	$188	$6,016	$5,297	$719
% of revenues	19%	23%		18%	22%
Third quarter 2022 vs. 2021
The increase in research and development expenses in the third quarter of fiscal 2022 was primarily due to:
+    $178 million increase driven by higher costs related to the development of wireless and integrated circuit technologies (including 5G and application processor technologies), primarily driven by an increase in employee-related expenses
+    $72 million increase in share-based compensation expense
-    $61 million decrease in expenses driven by revaluation of our deferred compensation plan obligation on lower relative stock market performance (which resulted in a corresponding increase in net losses on deferred compensation plan assets within investment and other (expense) income, net due to the revaluation of the related assets)
First nine months 2022 vs. 2021
The increase in research and development expenses in the first nine months of fiscal 2022 was primarily due to:
+    $607 million increase driven by higher costs related to the development of wireless and integrated circuit technologies (including 5G and application processor technologies), primarily driven by an increase in employee-related expenses
+    $228 million increase in share-based compensation expense
-    $116 million decrease in expenses driven by revaluation of our deferred compensation plan obligation on lower relative stock market performance

	Three Months Ended			Nine Months Ended
	June 26, 2022	June 27, 2021	Change	June 26, 2022	June 27, 2021	Change
Selling, general and administrative	$655	$597	$58	$1,887	$1,721	$166
% of revenues	6%	7%		6%	7%
Third quarter 2022 vs. 2021
The increase in selling, general and administrative expenses in the third quarter of fiscal 2022 was primarily due to:
+    $63 million increase in acquisition-related expenses, primarily related to the Veoneer transaction
+    $44 million increase in share-based compensation expense
-    $55 million decrease in expenses driven by revaluation of our deferred compensation plan obligation on lower relative stock market performance
First nine months 2022 vs. 2021
The increase in selling, general and administrative expenses in the first nine months of fiscal 2022 was primarily due to:
+    $92 million increase in employee-related expenses
+    $90 million increase in acquisition-related expenses, primarily related to the Veoneer transaction
+    $60 million increase in share-based compensation expense
-    $105 million decrease in expenses driven by revaluation of our deferred compensation plan obligation on lower relative stock market performance

	Three Months Ended			Nine Months Ended
	June 26, 2022	June 27, 2021	Change	June 26, 2022	June 27, 2021	Change
Other income	$1,059	$—	$1,059	$1,059	$—	$1,059
Third quarter and first nine months 2022
Other income in the third quarter and first nine months of fiscal 2022 consisted of a $1.1 billion benefit resulting from the 2018 EC fine reversal.

Interest Expense and Investment and Other (Expense) Income, Net (in millions)
	Three Months Ended			Nine Months Ended
	June 26, 2022	June 27, 2021	Change	June 26, 2022	June 27, 2021	Change
Interest expense	$70	$138	$(68)	$345	$421	$(76)
Investment and other (expense) income, net
Interest and dividend income	$22	$21	$1	$59	$63	$(4)
Net (losses) gains on marketable securities	(104)	53	(157)	(327)	86	(413)
Net gains on other investments	25	97	(72)	97	307	(210)
Net (losses) gains on deferred compensation plan assets	(80)	38	(118)	(110)	115	(225)
Impairment losses on other investments	(20)	(7)	(13)	(41)	(24)	(17)
Net losses on derivative instruments	(7)	—	(7)	(25)	(7)	(18)
Equity in net (losses) earnings of investees	(12)	1	(13)	5	12	(7)
Net gains (losses) on foreign currency transactions	13	(3)	16	21	(29)	50
	$(163)	$200	$(363)	$(321)	$523	$(844)
The decrease in interest expense for the three and nine months ended June 26, 2022 was primarily driven by the $62 million reversal of accrued interest previously recorded related to the annulled 2018 EC fine.
Net losses on marketable securities for the three and nine months ended June 26, 2022 was primarily driven by the change in fair value of certain of our QSI marketable equity investments in early or growth stage companies. The fair values of these investments have been and may continue to be subject to increased volatility. Net gains on other investments for the three and nine months ended June 27, 2021 was driven primarily by realized gains resulting from the sale of certain of our QSI non-marketable investments.
Income Tax Expense (in millions, except percentages)
The following table summarizes the primary factors that caused our income tax provision to differ from the expected income tax provision at the U.S. federal statutory rate:

	Three Months Ended		Nine Months Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Expected income tax provision at federal statutory tax rate	$890	$474	$2,421	$1,468
Benefit from foreign-derived intangible income (FDII) deduction	(222)	(119)	(566)	(308)
Excess tax benefit associated with share-based awards	(39)	(74)	(254)	(258)
Nontaxable reversal of 2018 EC fine	(166)	—	(166)	—
Benefit related to the research and development tax credit	(49)	(40)	(153)	(138)
Foreign currency losses (gains) related to foreign withholding tax receivable	87	(1)	135	(47)
Other	8	(10)	48	27
Income tax expense	$509	$230	$1,465	$744
Effective tax rate	12%	10%	13%	11%
We estimate our annual effective income tax rate to be 13% for fiscal 2022, which is lower than the U.S. federal statutory rate, primarily due to (i) a significant portion of our income qualifying for preferential treatment as FDII at a 13% effective tax rate, (ii) the reversal of the 2018 EC fine, which is not taxable and is attributable to a foreign jurisdiction, (iii) excess tax benefits associated with share-based awards and (iv) benefits from our federal research and development tax credit.

Pursuant to U.S. tax law, beginning in fiscal 2023, we are required to capitalize and amortize domestic research and development expenditures over five years and foreign research and development expenditures over fifteen years (currently, such expenditures are deducted as incurred). If this requirement is not delayed or repealed, our cash flows from operations will be adversely affected due to significantly higher cash tax payments. However, since the resulting deferred tax asset will be established at the statutory rate of 21% (rather than the effective tax rate of 13% to 16% after considering the FDII deduction), capitalization will favorably affect our provision for income taxes and results of operations. The adverse cash flow impact and favorable tax provision impact will diminish in future years as capitalized research and development expenditures continue to amortize.
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
Segment Results
The following should be read in conjunction with our financial results for the third quarter of fiscal 2022 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 7. Segment Information.”
QCT Segment (in millions, except percentages)

	Three Months Ended			Nine Months Ended
	June 26, 2022	June 27, 2021	Change	June 26, 2022	June 27, 2021	Change
Revenues
Handsets (1)	$6,149	$3,863	$2,286	$18,457	$12,144	$6,313
RFFE (2)	1,046	957	89	3,338	2,921	417
Automotive (3)	350	253	97	945	705	240
IoT (internet of things) (4)	1,833	1,399	434	5,033	3,517	1,516
Total revenues	$9,378	$6,472	$2,906	$27,773	$19,287	$8,486
EBT (5)	$2,996	$1,795	$1,201	$9,450	$5,299	$4,151
EBT as a % of revenues	32%	28%	4 points	34%	27%	7 points
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
Substantially all of QCT’s revenues consist of equipment and services revenues, which were $9.2 billion and $6.4 billion in the third quarter of fiscal 2022 and 2021, respectively, and $27.3 billion and $19.0 billion in the first nine months of fiscal 2022 and 2021, respectively. QCT handsets, automotive and IoT revenues mostly relate to sales of our Snapdragon platforms (which include processors and modems), stand-alone Mobile Data Modems, radio frequency transceiver, power management and wireless connectivity integrated chipsets.
Third quarter 2022 vs. 2021
The increase in QCT revenues in the third quarter of fiscal 2022 was primarily due to:
+    higher handsets revenues, primarily driven by $1.1 billion in higher revenues per chipset, largely due to increases in average selling prices from higher-tier 5G products, and $1.0 billion in higher chipset shipments from major OEMs
+    higher RFFE revenues, primarily driven by an increase in demand for 4G/5G products from major OEMs
+    higher automotive revenues, primarily driven by an increase in demand for digital cockpit products
+    higher IoT revenues across consumer, edge networking and industrial products, driven by a $229 million increase from favorable mix and higher average selling prices and a $205 million increase in demand

QCT EBT as a percentage of revenues increased in the third quarter of fiscal 2022 primarily due to:
+    higher revenues
-    higher operating expenses, primarily driven by higher research and development expenses
Gross margin percentage remained flat, primarily driven by higher average selling prices, offset by higher product costs and reserve charges.
First nine months 2022 vs. 2021
The increase in QCT revenues in the first nine months of fiscal 2022 was primarily due to:
+    higher handsets revenues, primarily driven by $5.2 billion in higher revenues per chipset from increases in average selling prices and favorable mix toward higher-tier 5G products and $767 million in higher chipset shipments from major OEMs
+    higher RFFE revenues, primarily driven by an increase in demand for 4G/5G products from major OEMs
+    higher automotive revenues, primarily driven by an increase in demand for digital cockpit products
+    higher IoT revenues across consumer, edge networking and industrial products, driven by a $759 million increase in demand, with the remaining increase of $757 million primarily due to favorable mix
QCT EBT as a percentage of revenues increased in the first nine months of fiscal 2022 primarily due to:
+    higher revenues
+    higher gross margin percentage, primarily driven by higher average selling prices and favorable mix toward higher-tier 5G products, partially offset by higher product costs
-    higher operating expenses, primarily driven by higher research and development expenses
QTL Segment (in millions, except percentages)

	Three Months Ended			Nine Months Ended
	June 26, 2022	June 27, 2021	Change	June 26, 2022	June 27, 2021	Change
Licensing revenues	$1,519	$1,489	$30	$4,917	$4,762	$155
EBT	1,080	1,053	27	3,640	3,514	126
EBT as a % of revenues	71%	71%	—	74%	74%	—
Third quarter 2022 vs. 2021
The increase in QTL licensing revenues in the third quarter of fiscal 2022 was primarily due to:
+    $49 million increase in estimated revenues per unit, which was primarily driven by favorable mix, including 5G
-    $40 million decrease in estimated sales of 3G/4G/5G-based multimode products
QTL EBT as a percentage of revenues remained flat in the third quarter of fiscal 2022.
First nine months 2022 vs. 2021
The increase in QTL licensing revenues in the first nine months of fiscal 2022 was primarily due to:
+    $266 million increase in estimated revenues per unit, which was primarily driven by favorable mix, including 5G
-    $144 million decrease in estimated sales of 3G/4G/5G-based multimode products
QTL EBT as a percentage of revenues remained flat in the first nine months of fiscal 2022.
QSI Segment (in millions)

	Three Months Ended			Nine Months Ended
	June 26, 2022	June 27, 2021	Change	June 26, 2022	June 27, 2021	Change
Equipment and services revenues	$8	$11	$(3)	$22	$30	$(8)
EBT	(101)	156	(257)	(248)	412	(660)
Third quarter and first nine months 2022 vs. 2021
The decrease in QSI EBT in the third quarter and first nine months of fiscal 2022 was primarily due to a $225 million and $614 million increase, respectively, in net losses on investments, which was primarily driven by the change in fair value of certain of our marketable equity investments in early or growth stage companies. The fair values of these investments have been and may continue to be subject to increased volatility.

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
As we look forward to the next several quarters, our business may be impacted by the following key items:
•Despite the decline in global demand for handsets and other consumer products, driven by the current macroeconomic environment and the impact of COVID-19 measures in China, we expect QCT revenues to continue to be favorably impacted in the fourth fiscal quarter compared to the prior year.
•While we and the semiconductor industry continue to experience certain supply chain complexities and challenges, we currently, and we expect to continue to, see supply and demand generally in balance.
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
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and cash provided by our debt programs. The following tables present selected financial information related to our liquidity at June 26, 2022 and September 26, 2021 and for the first nine months of fiscal 2022 and 2021 (in millions):

	June 26, 2022	September 26, 2021	Change
Cash and cash equivalents (1)	$2,676	$7,116	$(4,440)
Marketable securities	4,172	5,298	(1,126)
Cash, cash equivalents and marketable securities	$6,848	$12,414	$(5,566)
(1) Excludes $522 million of cash and cash equivalents classified as held for sale (included in other current assets) at June 26, 2022.

	Nine Months Ended
	June 26, 2022	June 27, 2021	Change
Net cash provided by operating activities	$7,650	$9,459	$(1,809)
Net cash used by investing activities	(5,514)	(3,406)	(2,108)
Net cash used by financing activities	(6,004)	(5,396)	(608)
Cash, cash equivalents and marketable securities. The net decrease in cash, cash equivalents and marketable securities was primarily due to $4.7 billion in cash paid for acquisitions and other investments, net of cash acquired (primarily related to Veoneer), $2.6 billion in payments to repurchase shares of our common stock, $2.4 billion in cash dividends paid, $1.6 billion in capital expenditures and $751 million in payments of tax withholdings related to the vesting of share-based awards. This was partially offset by net cash provided by operating activities, which was negatively impacted by advanced payments of $2.3 billion made to suppliers of our integrated circuit products under certain multi-year capacity commitments (which were included within other current assets and other assets), as well as $1.9 billion of net changes in other operating assets and liabilities (excluding the reversal of the 2018 EC fine), primarily consisting of increased working capital requirements, including higher inventory and related operating liabilities to support QCT demand and an increase in accounts receivable as a result of higher revenues (net of an increase in amounts accrued for customer incentive arrangements recorded as a reduction to accounts receivable).
Capital Return Program. On October 12, 2021, we announced a $10.0 billion stock repurchase program. The stock repurchase program has no expiration date. In the first nine months of fiscal 2022, we repurchased and retired 18 million shares of our common stock for $2.6 billion, before commissions. At June 26, 2022, $8.6 billion remained authorized for repurchase under our stock repurchase program. Our stock repurchase program is subject to periodic evaluations to determine when and if repurchases are in the best interests of our stockholders, and we may accelerate, suspend, delay or discontinue repurchases at any time.
In the first nine months of fiscal 2022, we paid cash dividends totaling $2.4 billion, or $2.11 per share. On July 15, 2022, we announced a cash dividend of $0.75 per share on our common stock, payable on September 22, 2022 to stockholders of record as of the close of business on September 1, 2022. We currently intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders, among other factors.
Debt. In the third quarter of fiscal 2022, we issued an aggregate principal amount of $1.5 billion of unsecured fixed-rate notes with varying maturities. The net proceeds, together with cash on hand, were used to repay $1.5 billion fixed-rate notes that matured in May 2022. At June 26, 2022, we had an aggregate principal amount of $15.4 billion of floating- and fixed-rate notes outstanding, $1.45 billion of which matures in January 2023. The remaining debt has maturity dates in 2024 through 2052. We have an unsecured commercial paper program, which provides for the issuance of up to $4.5 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. At June 26, 2022, we had $500 million of commercial paper outstanding. We also have a Revolving Credit Facility, which provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.5 billion, which expires on December 8, 2025. At June 26, 2022, no amounts were outstanding under the Revolving Credit Facility. We expect to issue debt in the future. The amount and timing of such debt will depend on a number of factors, including but not limited to maturities of our existing debt, acquisitions and strategic investments, favorable and/or acceptable interest rates and changes in corporate income tax law. Additional information regarding our outstanding debt is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Debt.”
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
Additional Capital Requirements. Expected working and other capital requirements are described in our 2021 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At June 26, 2022, other than for the changes disclosed in the “Notes to Condensed Consolidated Financial Statements” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our 2021 Annual Report on Form 10-K.

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
The COVID-19 pandemic resulted in significant economic uncertainty, significant declines in business and consumer confidence and global demand in the wireless industry (among others) and a global economic slowdown, which negatively affected our financial results over certain periods. Specifically, throughout most of calendar 2020 and into early calendar 2021, the decline in demand for smartphones and other consumer devices sold by our customers or licensees resulted in decreased demand for our integrated circuit products (which are incorporated into such devices) and a decrease in the royalties we earned on the licensing of our intellectual property (which is dependent upon the number of such devices sold that utilize our intellectual property). The emergence and spread of new variants of COVID-19, and spikes in COVID-19 cases in various geographic regions, continues to create uncertainty as to when and to what extent normal business, economic and social activity and conditions will resume.
The COVID-19 pandemic also caused us to modify our workforce practices, such as having the vast majority of our employees work from home. We have begun to open our offices globally, and we intend to operate in a “hybrid” working environment, meaning that the majority of our employees will have the flexibility to work remotely at least some of the time for the foreseeable future. We could be negatively affected in the future if, among others, a significant number of our employees, or employees who perform critical functions, become ill and/or are quarantined as the result of exposure to COVID-19, or if government policies restrict the ability of those employees to perform their critical functions. Further, our efforts to reopen our offices safely may not be successful, could expose our employees, customers, licensees and partners to health risks and us to associated liability, and could result in disruptions among our employees. See also the Risk Factor titled “We may not be able to attract and retain qualified employees, and our attempts to fully reopen our offices and operate under a hybrid working environment may not be successful.”
The COVID-19 pandemic could impact our business, results of operations and financial condition in the future as described above, and/or through delayed, reduced or cancelled customer orders; disruptions or delays in our supply chain; the inability of our customers or licensees to purchase or pay for our products or technologies; the insolvency of key suppliers, customers or licensees; delays in reporting or payments from our customers or licensees; or failures by other counterparties. The degree to which the COVID-19 pandemic impacts our future business, results of operations and financial condition will depend on future developments, which are uncertain, including but not limited to the duration of the pandemic; spikes in COVID-19 cases in various geographic regions; the emergence, spread and severity of new variants of COVID-19; the availability, adoption and efficacy of vaccines or other medical treatments for COVID-19; and government responses and other actions to limit the spread of COVID-19 or to mitigate the negative economic effects of the pandemic (including potential increases in corporate tax rates or other tax obligations to pay for stimulus and other actions that have been and may in the future be taken as a result of the pandemic). We are similarly unable to predict the extent to which the pandemic impacts our customers, licensees, suppliers and other partners and their financial conditions, but adverse effects on these parties could also adversely affect us. For example, in response to rising COVID-19 infections, China recently imposed lockdowns in certain parts of the country, which had a negative impact on consumer demand for devices incorporating our products and intellectual property in the region. Finally, the COVID-19 pandemic may make it harder for management to estimate the future performance of our business. To the extent the COVID-19 pandemic adversely affects our business, results of operations and financial condition, it may also have the effect of exacerbating the other risks discussed in this “Risk Factors” section.
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
In addition, a number of our largest integrated circuit customers have developed, are developing or may develop their own integrated circuit products, or may choose our competitors’ integrated circuit products, which they have in the past utilized, currently utilize and may in the future utilize in some or all of their devices, rather than our products, which could significantly reduce the revenues we derive from these customers. See also the Risk Factor titled “Our business, particularly our semiconductor business, may suffer as a result of our customers vertically integrating (i.e., developing their own integrated circuit products).”
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
Certain of our largest integrated circuit customers (for example, Samsung) develop their own integrated circuit products, which they have in the past utilized, and currently utilize, in certain of their devices and may in the future utilize in some or all of their devices, rather than our products (and they have and may continue to sell their integrated circuit products to third parties, discretely or together with certain of their other products, in competition with us).
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
If some or all of our largest customers and/or the largest smartphone OEMs utilize their own integrated circuit/modem products in some or all of their devices rather than our products, our business, revenues, results of operations, cash flows and financial position could be materially adversely impacted. See also the Risk Factor titled “We derive a significant portion of our revenues from a small number of customers and licensees, and particularly from their sale of premium tier devices. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuates, our business and results of operations could be negatively affected.”

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
Political actions, including trade protection and national security policies of the U.S. and Chinese governments, such as tariffs, bans or placing companies on restricted entity lists, have in the past, currently are and could in the future limit or prevent us from transacting business with certain of our Chinese customers or suppliers, limit, prevent or discourage certain of our Chinese customers or suppliers from transacting business with us, or make it more expensive to do so. Given our revenue concentration in China, if, due to actual, threatened or potential U.S. or Chinese government actions or policies: we were further limited in, or prohibited from, selling our integrated circuit products to Chinese OEMs; our non-Chinese OEM customers were limited in, or prohibited from, selling devices into China that incorporate our integrated circuit products; Chinese OEMs develop and use their own integrated circuit products or use our competitors’ integrated circuit products in some or all of their devices rather than our integrated circuit products; Chinese tariffs on our integrated circuit products or on devices which incorporate our integrated circuit products made purchasing such products or devices more expensive to Chinese OEMs or Chinese consumers; or our Chinese licensees delay or cease making payments of license fees they owe us, our business, revenues, results of operations, cash flows and financial position could be materially harmed. Similarly, if, due to U.S. or Chinese government actions or policies, we were limited in or prohibited from obtaining critical integrated circuit products from our suppliers in China, our business, revenues, results of operations, cash flows and financial position could be materially harmed. See also the Risk Factor titled “We derive a significant portion of our revenues from a small number of customers and licensees, and particularly from their sale of premium tier devices. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuates, our business and results of operations could be negatively affected.”
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

However, our research, development and other investments in these new and expanded product areas, industries and applications, and corresponding technologies and products, as well as in our existing technologies and products and new technologies in mobile handsets, may not succeed because, among other reasons: we may not be issued patents on the technologies we develop; the technologies we develop may not be incorporated into relevant standards; new and expanded product areas, industries and applications beyond mobile handsets, and consumer demand therein, may not develop or grow as anticipated; we may be unable to attract or retain employees with the necessary skills in such new and expanded product areas, industries and applications; our strategies or the strategies of our customers, licensees or partners may not be successful; alternate technologies or products may be better or may reduce the advantages we anticipate from our investments; competitors’ technologies or products may be more cost effective, have more capabilities or fewer limitations or be brought to market faster than our new technologies or products; we may not be able to develop, or our competitors may have more established and/or stronger, customer, vendor, distributor or other channel relationships; and competitors may have longer operating histories in industries and applications that are new to us. We may also underestimate the costs of, or overestimate the future revenues or margins that could result from these investments, and these investments may not, or may take many years to, generate material returns.
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
We primarily utilize a fabless production model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Other than the facilities we own that manufacture certain of our RFFE modules and RF (radio frequency) filter products, we rely on third-party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. There are a limited number of such third-party suppliers, and even fewer who are capable of manufacturing at the leading process technology nodes, or who are willing to operate at older process technology nodes necessary for certain of our integrated circuit products. The semiconductor manufacturing foundries that supply our products are primarily located in Asia, as are our primary warehouses where we store finished goods for fulfillment of customer orders.
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
We cannot guarantee that the actions of our suppliers will not cause disruptions in our operations that could harm our ability to meet our delivery obligations to our customers or increase our cost of sales. To the extent we are unable to obtain adequate supply to meet our delivery obligations, we may be obligated to make payments to our customers for such shortfalls. Recently, the global semiconductor industry experienced demand for integrated circuits that exceeded the industry’s capacity to meet that demand. Our ability to meet increased demand for our products has been and may in the future be limited due to the inability to obtain the additional manufacturing, assembly and test capacity necessary to fully meet such demand. If we are unable to fully meet customer demand, this could result in lost sales opportunities, reduced revenue growth and harm to our customer relationships. These issues may be exacerbated if customers overstate their expected demand requirements in order to procure additional supply, which could negatively impact our ability to forecast and to allocate supply appropriately among our customers. These issues may also be exacerbated with respect to our platform solutions, which already entail a great deal of complexity due to differing lead-times, technologies and suppliers for each integrated circuit product included in such solutions.
Additionally, we place orders with our suppliers using our and our customers’ forecasts of demand for our products, which are based on a number of assumptions and estimates. As we move to smaller geometry process technologies, the manufacturing lead-time increases. As a result, the orders we place with our suppliers are generally only partially covered by commitments from our customers. If we, or our customers, overestimate demand, or if demand is impacted by factors outside of our or our customers’ control, and such demand is not covered by a binding commitment from our customers, we may experience increased excess or obsolete inventory or reserve charges, which would negatively impact our results of operations.
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
Our manufacturing operations depend on securing raw materials, equipment and other supplies in adequate quality and quantity in a timely manner from multiple suppliers, and in some cases, we rely on a limited number of suppliers, including in some cases sole suppliers, particularly in Asia. There may be cases where supplies of raw materials, equipment and other products are interrupted or limited by natural disaster, geopolitical conflict, accident or some other event affecting a supplier or source of raw materials; supply is suspended due to quality or other issues; there is a shortage of supply due to a rapid increase in demand; and/or we or our suppliers are prohibited from utilizing certain raw materials, or products or components that incorporate such raw materials, due to government restrictions related to the countries from which such raw materials originate, and acceptable alternative suppliers, raw materials or raw materials sources are not available or not available in acceptable time frames or upon acceptable terms, among others, which could impact production and prevent us from supplying our products to our customers. If the supply-demand balance is disrupted, it may considerably increase costs of manufacturing due to increased prices we pay for raw materials. From time to time, suppliers may extend lead times, limit amounts supplied to us or increase prices due to capacity constraints or other factors. Additionally, supply and costs of raw materials, equipment and other products may be negatively impacted by trade and/or national security protection policies, such as tariffs, or actions by governments that limit or prevent us from transacting business with certain countries or companies or that limit or prevent certain companies from transacting business with us, or trade tensions, particularly with countries in Asia. Further, it may be difficult or impossible to substitute one piece of equipment for another or replace one type of material with another. A failure by our suppliers to deliver our requirements could result in disruptions to our manufacturing operations.
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
From time to time, we begin to purchase equipment to meet expected customer demand in advance of any purchase orders or long-term purchase commitments. Further, we typically begin manufacturing our products using our or our customers’ forecasts of demand for our products, which are based on a number of assumptions and estimates and may not be covered by long-term purchase commitments. As a result, we may incur increased inventory and manufacturing costs and/or record impairment charges to the extent anticipated sales ultimately do not materialize or are lower than expected. If we or our customers overestimate demand, or if demand is impacted by factors outside of our or our customers’ control such as the COVID-19 pandemic or trade or national security protection policies, and such demand is not covered by a binding commitment from our customers, we may experience higher inventory carrying and operating costs and/or increased excess or obsolete inventory or reserve charges, which would negatively impact our results of operations.
RISKS RELATED TO CYBERSECURITY OR MISAPPROPRIATION OF OUR CRITICAL INFORMATION
Our business and operations could suffer in the event of security breaches of our IT systems, or other misappropriation of our technology, intellectual property or other proprietary or confidential information.
Third parties regularly attempt to gain unauthorized access to our IT systems, and many such attacks are increasingly more sophisticated. These attacks, which might be related to industrial, corporate or other espionage, criminal hackers or state-sponsored intrusions, include trying to covertly introduce malware to our computers and networks, including those in our manufacturing operations, exploiting vulnerabilities in hardware, software or other IT infrastructure and impersonating authorized users, among others. We are also subject to ransom-style cyber-attacks, which could impact our IT systems and cause widespread disruption to our business, including our manufacturing operations, and expose our confidential or propriety information. Third parties that store and/or process our confidential information, or that provide products, software or services used in our IT infrastructure (including applications), may be subject to similar attacks, which could also result in malware being introduced into our IT infrastructure, e.g., through the third parties’ software and/or software updates. Such attacks could result in the misappropriation, theft, misuse, disclosure, loss or destruction of the technology, intellectual property, or the proprietary, confidential or personal information, of us or our employees, customers, licensees, suppliers or other third parties, as well as damage to or disruptions in our IT systems. We believe that we have a robust cybersecurity program that is aligned to international cybersecurity frameworks, and that we leverage industry best practices across people, processes and technologies in an attempt to mitigate cybersecurity threats. However, we can not anticipate, detect, repel or implement fully effective preventative measures against all cybersecurity threats, particularly because the techniques used are increasingly sophisticated and constantly evolving. As part of our cybersecurity program, we seek to identify and remediate vulnerabilities in our IT systems and software (including third party software used in our IT systems) that could be exploited by hackers or other malicious actors. However, we may not be aware of all such vulnerabilities, and we may fail to identify and/or remediate such vulnerabilities before they are exploited. Attempts to gain unauthorized access to our IT systems or other attacks have in the past, in certain instances and to certain degrees, been successful (but have not caused significant harm), and may in the future be successful, and in some cases, we might be unaware of an incident or its magnitude and effects.
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
Our future success depends upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to identify, attract, retain and motivate them. Implementing our business strategy requires specialized engineering and other talent, as our revenues are highly dependent on technological and product innovations. In addition, in order to extend our business into certain new and expanded product areas and industries and applications beyond mobile handsets, we need to attract, retain and motivate engineering and other technical personnel with specialized skills in these areas, and these skills are in high demand among our competitors. The market for employees in our industry is extremely competitive, and competitors for talent, particularly engineering talent, increasingly attempt to hire, and to varying degrees have been successful in hiring, our employees or employment candidates, including by establishing or expanding local offices near our headquarters in San Diego, California. Further, the increased availability of remote working arrangements, largely driven by the COVID-19 pandemic, has expanded the pool of companies that can compete for our employees and employment candidates. A number of such competitors for talent are significantly larger than us and/or offer compensation in excess of what we are able to offer or other benefits that we generally do not offer, such as the ability to permanently work from home. Further, existing immigration laws make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the United States, making the pool of available talent even smaller. If we are unable to attract and retain qualified employees, our business may be harmed.
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

In addition, certain of our largest integrated circuit customers have in the past utilized, currently utilize and may in the future utilize our competitors’ integrated circuit products in some or all of their devices, rather than our products. Further, certain of those customers have developed, are developing or may develop their own integrated circuit products (effectively making them competitors), which they have in the past utilized, currently utilize and may in the future utilize in some or all of their devices, rather than our products. See also the Risk Factor titled “Our business, particularly our semiconductor business, may suffer as a result of our customers vertically integrating (i.e., developing their own integrated circuit products).”
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
The semiconductor industry is highly cyclical, volatile, subject to downturns and characterized by constant and rapid technological change, price erosion, evolving technical standards, frequent new product introductions, short product life cycles and fluctuations in product supply and demand. Periods of downturns have been characterized by diminished demand for end-user products, high inventory levels, excess or obsolete inventory adjustments or reserves, underutilization of manufacturing capacity, changes in revenue mix and erosion of average selling prices. We expect our business to continue to be subject to such cyclical downturns. Consequently, our revenues may decline, and our results of operations and financial condition may be adversely impacted.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2021 Annual Report on Form 10-K, along with certain updates described below. At June 26, 2022, there have been no material changes to the financial market risks described at September 26, 2021.
Equity Price Risk. At June 26, 2022, the recorded value of our marketable equity securities was $246 million. Certain of our marketable equity investments are in early or growth stage companies, and the fair values of these investments have been and may continue to be subject to increased volatility.
Interest Rate Risk. In the first nine months of fiscal 2022, we entered into interest rate swaps that are designated as fair value hedges with an aggregate notional amount of $2.1 billion to effectively convert certain fixed-rate interest payments into floating-rate payments on our outstanding debt. We entered into these agreements, in part, to manage interest rate risk associated with our cash equivalents and marketable securities, in addition to changes in the fair value of our outstanding debt. At June 26, 2022, a hypothetical increase in interest rates of 100 basis points would not cause a loss as an increase in interest expense related to these interest rate swaps agreements would be offset by an increase in interest income from our cash equivalents and marketable securities portfolio.

Net Investment Hedges. In the third quarter of fiscal 2022, as a result of the reversal of the 2018 EC fine, we discontinued the associated net investment hedge. At June 26, 2022, we have designated $255 million of a certain foreign currency-denominated liability as a hedge of our net investment in a certain foreign subsidiary. If foreign exchange rates were to change unfavorably by 10% in our hedged foreign currency, there would be an increase of $26 million in the accumulated other comprehensive loss attributable to the cumulative foreign currency translation adjustment at June 26, 2022 related to our net investment hedge. The change in value recorded in cumulative foreign currency translation adjustment would be offset by a corresponding foreign currency translation gain or loss from our investment in the foreign subsidiary.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined under Rule 13a-15(f) promulgated under the Exchange Act, in the third quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Our purchases of our equity securities in the third quarter of fiscal 2022 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
March 28, 2022 to April 24, 2022	1,439	$138.94	1,439	$8,919
April 25, 2022 to May 22, 2022	—	—	—	8,919
May 23, 2022 to June 26, 2022	2,119	141.60	2,119	8,619
Total	3,558		3,558
(1) Average Price Paid Per Share excludes cash paid for commissions.
(2) On October 12, 2021, we announced a $10.0 billion stock repurchase program. The stock repurchase program has no expiration date. Shares withheld to satisfy statutory tax withholding requirements related to the vesting of share-based awards are not issued or considered stock repurchases under our stock repurchase program and, therefore, are excluded from the table above.
Unregistered Sales of Equity Securities
In January 2021, we entered into an Agreement and Plan of Merger (the Merger Agreement) for the acquisition of NuVia, Inc. (Nuvia), which transaction closed in March 2021. Pursuant to the Merger Agreement, we are obligated to issue shares of our common stock to three specific founders of Nuvia and certain affiliated entities of such founders from time to time upon the satisfaction of certain conditions specified in the Merger Agreement. During the quarter ended June 26, 2022, we issued an aggregate of 106,050 additional shares of our common stock to the three founders of Nuvia and their affiliates, each of whom had advised us that he or such entity was an accredited investor. These shares were issued in transactions not involving a public offering pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of January 12, 2021, among Qualcomm Technologies, Inc., Nile Acquisition Corporation and NuVia, Inc. (1)	8-K	1/13/2021	2.1
2.2	Agreement and Plan of Merger, dated as of October 4, 2021, by and among QUALCOMM Incorporated, SSW HoldCo LP, SSW Merger Sub Corp and Veoneer, Inc. (1)	8-K	10/4/2021	2.1
3.1	Amended and Restated Certificate of Incorporation.	8-K	4/20/2018	3.1
3.2	Amended and Restated Bylaws.	8-K	7/23/2021	3.2
4.1	Indenture, dated May 20, 2015, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee.	8-K	5/21/2015	4.1
4.2	Officers’ Certificate, dated May 20, 2015, for the Floating Rate Notes due 2018, the Floating Rate Notes due 2020, the 1.400% Notes due 2018, the 2.250% Notes due 2020, the 3.000% Notes due 2022, the 3.450% Notes due 2025, the 4.650% Notes due 2035 and the 4.800% Notes due 2045.	8-K	5/21/2015	4.2
4.3	Form of 3.450% Notes due 2025.	8-K	5/21/2015	4.8
4.4	Form of 4.650% Notes due 2035.	8-K	5/21/2015	4.9
4.5	Form of 4.800% Notes due 2045.	8-K	5/21/2015	4.10
4.6	Officers’ Certificate, dated May 26, 2017, for the Floating Rate Notes due 2019, the Floating Rate Notes due 2020, the Floating Rate Notes due 2023, the 1.850% Notes due 2019, the 2.100% Notes due 2020, the 2.600% Notes due 2023, the 2.900% Notes due 2024, the 3.250% Notes due 2027 and the 4.300% Notes due 2047.	8-K	5/31/2017	4.2
4.7	Form of Floating Rate Notes due 2023.	8-K	5/31/2017	4.5
4.8	Form of 2.600% Notes due 2023.	8-K	5/31/2017	4.8
4.9	Form of 2.900% Notes due 2024.	8-K	5/31/2017	4.9
4.10	Form of 3.250% Notes due 2027.	8-K	5/31/2017	4.10
4.11	Form of 4.300% Notes due 2047.	8-K	5/31/2017	4.11
4.12	Officers’ Certificate, dated May 8, 2020, for the 2.150% Notes due 2030 and the 3.250% Notes due 2050.	8-K	5/11/2020	4.2
4.13	Form of 2.150% Notes due 2030.	8-K	5/11/2020	4.3
4.14	Form of 3.250% Notes due 2050.	8-K	5/11/2020	4.4
4.15	Officers’ Certificate, dated August 14, 2020, for the 1.300% Notes due 2028 and the 1.650% Notes due 2032.	8-K	8/18/2020	4.2
4.16	Form of 1.300% Rule 144A Global Notes due 2028.	8-K	8/18/2020	4.3
4.17	Form of 1.650% Rule 144A Global Notes due 2032.	8-K	8/18/2020	4.5
4.18	Officers’ Certificate, dated January 6, 2021, for the 1.300% Notes due 2028 and the 1.650% Notes due 2032.	10-Q	2/3/2021	4.23

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
4.19	Form of 1.300% Notes due 2028.	10-Q	2/3/2021	4.24
4.20	Form of 1.650% Notes due 2032.	10-Q	2/3/2021	4.25
4.21	Officers’ Certificate, dated May 9, 2022, for the 4.250% Notes due 2032 and the 4.500% Notes due 2052.	8-K	5/9/2022	4.2
4.22	Form of 4.250% Notes due 2032.	8-K	5/9/2022	4.3
4.23	Form of 4.500% Notes due 2052.	8-K	5/9/2022	4.4
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cristiano R. Amon.				X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Akash Palkhiwala.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Cristiano R. Amon.				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Akash Palkhiwala.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(1)We shall furnish supplementally a copy of any omitted schedule to the Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
Dated: July 27, 2022	/s/ Akash Palkhiwala
Akash Palkhiwala
Chief Financial Officer