Form 10-Q
period 2022-12-25
QUALCOMM INC/DE
filed 2023-02-02
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 25, 2022
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock was 1,115 million at January 31, 2023.

QUALCOMM Incorporated
Form 10-Q
For the Quarter Ended December 25, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)
(Unaudited)

	December 25, 2022	September 25, 2022
ASSETS
Current assets:
Cash and cash equivalents	$4,808	$2,773
Marketable securities	3,430	3,609
Accounts receivable, net	3,960	5,643
Inventories	6,932	6,341
Held for sale assets	721	733
Other current assets	1,247	1,625
Total current assets	21,098	20,724
Deferred tax assets	2,092	1,803
Property, plant and equipment, net	5,215	5,168
Goodwill	10,566	10,508
Other intangible assets, net	1,796	1,882
Held for sale assets	1,199	1,200
Other assets	8,048	7,729
Total assets	$50,014	$49,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,562	$3,796
Payroll and other benefits related liabilities	1,460	1,486
Unearned revenues	289	369
Short-term debt	1,446	1,945
Held for sale liabilities	646	581
Other current liabilities	3,678	3,689
Total current liabilities	10,081	11,866
Unearned revenues	105	144
Income taxes payable	1,472	1,472
Long-term debt	15,431	13,537
Held for sale liabilities	111	119
Other liabilities	4,004	3,863
Total liabilities	31,204	31,001

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,119 and 1,121 shares issued and outstanding, respectively	—	195
Retained earnings	18,517	17,840
Accumulated other comprehensive income (loss)	293	(22)
Total stockholders’ equity	18,810	18,013
Total liabilities and stockholders’ equity	$50,014	$49,014

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 25, 2022	December 26, 2021
Revenues:
Equipment and services	$7,784	$8,682
Licensing	1,679	2,023
Total revenues	9,463	10,705
Costs and expenses:
Cost of revenues	4,044	4,303
Research and development	2,251	1,930
Selling, general and administrative	623	608
Other	80	—
Total costs and expenses	6,998	6,841
Operating income	2,465	3,864
Interest expense	(170)	(139)
Investment and other income, net	76	140
Income from continuing operations before income taxes	2,371	3,865
Income tax expense	(98)	(466)
Income from continuing operations	2,273	3,399
Discontinued operations, net of income taxes	(38)	—
Net income	$2,235	$3,399

Basic earnings (loss) per share:
Continuing operations	$2.02	$3.02
Discontinued operations	(0.03)	—
Net income	$1.99	$3.02
Diluted earnings (loss) per share:
Continuing operations	$2.01	$2.98
Discontinued operations	(0.03)	—
Net income	$1.98	$2.98
Shares used in per share calculations:
Basic	1,122	1,124
Diluted	1,131	1,142

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	December 25, 2022	December 26, 2021
Net income	$2,235	$3,399
Other comprehensive income (loss), net of income taxes:
Foreign currency translation gains (losses)	162	(42)
Net unrealized gains (losses) on available-for-sale debt securities	14	(19)
Net unrealized gains on derivative instruments	119	2
Other reclassifications included in net income	20	(11)
Total other comprehensive income (loss)	315	(70)
Comprehensive income	$2,550	$3,329

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 25, 2022	December 26, 2021
Operating Activities:
Net income from continuing operations	$2,273	$3,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	398	406
Income tax provision (less than) in excess of income tax payments	(120)	272
Share-based compensation expense	634	496
Net gains on marketable securities and other investments	(25)	(103)
Other items, net	(33)	(25)
Changes in assets and liabilities:
Accounts receivable, net	1,694	(454)
Inventories	(476)	(638)
Other assets	409	(1,504)
Trade accounts payable	(1,264)	781
Payroll, benefits and other liabilities	(286)	(495)
Unearned revenues	(81)	(78)
Net cash used by operating activities from discontinued operations	(28)	—
Net cash provided by operating activities	3,095	2,057
Investing Activities:
Capital expenditures	(398)	(583)
Purchases of debt and equity marketable securities	(22)	(517)
Proceeds from sales and maturities of debt and equity marketable securities	219	1,133
Acquisitions and other investments, net of cash acquired	(29)	(238)
Proceeds from sales of property, plant and equipment	111	—
Proceeds from other investments	4	93
Other items, net	(18)	—
Net cash used by investing activities	(133)	(112)
Financing Activities:
Proceeds from short-term debt	1,458	710
Repayment of short-term debt	(1,955)	(710)
Proceeds from long-term debt	1,880	—
Repurchases and retirements of common stock	(1,270)	(1,178)
Dividends paid	(842)	(765)
Payments of tax withholdings related to vesting of share-based awards	(309)	(500)
Other items, net	23	(3)
Net cash used by financing activities	(1,015)	(2,446)
Effect of exchange rate changes on cash and cash equivalents	27	(8)
Net increase (decrease) in total cash and cash equivalents	1,974	(509)
Total cash and cash equivalents at beginning of period (including $326 million classified as held for sale at September 25, 2022)	3,099	7,116
Total cash and cash equivalents at end of period (including $265 million classified as held for sale at December 25, 2022)	$5,073	$6,607
    See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 25, 2022	December 26, 2021
Total stockholders’ equity, beginning balance	$18,013	$9,950

Common stock and paid-in capital:
Balance at beginning of period	$195	$—
Common stock issued under employee benefit plans	38	1
Repurchases and retirements of common stock	(591)	(22)
Share-based compensation	667	521
Tax withholdings related to vesting of share-based payments	(309)	(500)
Balance at end of period	—	—

Retained earnings:
Balance at beginning of period	17,840	9,822
Net income	2,235	3,399
Repurchases and retirements of common stock	(679)	(1,156)
Dividends	(879)	(790)
Balance at end of period	18,517	11,275

Accumulated other comprehensive income (loss):
Balance at beginning of period	(22)	128
Other comprehensive income (loss)	315	(70)
Balance at end of period	293	58

Total stockholders’ equity, ending balance	$18,810	$11,333

Dividends per share announced	$0.75	$0.68
See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies Update
Financial Statement Preparation. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended September 25, 2022. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three months ended December 25, 2022 and December 26, 2021 included 13 weeks.
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
Note 2. Composition of Certain Financial Statement Items

Inventories (in millions)
	December 25, 2022	September 25, 2022
Raw materials	$228	$221
Work-in-process	3,647	3,329
Finished goods	3,057	2,791
	$6,932	$6,341
Revenues. We disaggregate our revenues by segment (Note 7), by products and services (as presented on our condensed consolidated statement of operations), and for our QCT (Qualcomm CDMA Technologies) segment, by revenue stream, which is based on the industry and application in which our products are sold (as presented below). Beginning in the first quarter of fiscal 2023, QCT RFFE (radio frequency front-end) revenues, which were previously presented as a separate revenue stream, are now included within our Handset, Automotive and internet of things (IoT) revenue streams, as applicable, based on the industry and application in which the related RFFE products are sold. Prior period information has been recast to reflect this change. RFFE revenues include revenues from the sale of 4G, 5G sub 6 and 5G millimeter wave RFFE products (a substantial portion of which relate to mobile handsets) and exclude radio frequency transceiver components. This change aligns with changes made to our internal reporting of revenues. We believe this change provides a more meaningful presentation in understanding QCT revenues going forward, as we expect RFFE revenues to correspond with trends in Handsets, Automotive and IoT (as applicable) and is more consistent with how our revenue diversification is viewed externally. In certain cases, the determination of QCT revenues by industry and application requires the use of certain assumptions. Substantially all of QCT’s revenues consist of equipment revenues that are recognized at a point in time, and substantially all of QTL’s (Qualcomm Technology Licensing) revenues represent licensing revenues that are recognized over time and are principally from royalties generated through our licensees’ sales of mobile handsets.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
QCT revenue streams were as follows (in millions):

	Three Months Ended
	December 25, 2022	December 26, 2021
Handsets (1)	$5,754	$6,989
Automotive (2)	456	288
IoT (3)	1,682	1,570
Total QCT revenues	$7,892	$8,847
(1) Includes revenues from products sold for use in mobile handsets.
(2) Includes revenues from products sold for use in automobiles, including connectivity, digital cockpit and advanced driver assistance systems (ADAS) and automated driving (AD).
(3) Primarily includes products sold for use in the following industries and applications: consumer (including computing, voice and music and extended reality (XR)), edge networking (including mobile broadband and wireless access points) and industrial (including handhelds, retail, transportation and logistics and utilities).
Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were as follows (in millions):

	Three Months Ended
	December 25, 2022 (1)	December 26, 2021 (2)
Revenues recognized from previously satisfied performance obligations	$199	$242
(1) Primarily related to certain QCT sales-based royalty revenues related to system software and certain QCT customer incentives.
(2) Primarily related to certain QCT sales-based royalty revenues related to system software, QTL royalty revenues recognized related to devices sold in prior periods (including adjustments to prior period royalty estimates, which includes the impact of the reporting by our licensees of actual royalties due) and certain QCT customer incentives.
Unearned revenues (which are considered contract liabilities) consist primarily of certain customer contracts for which QCT received fees upfront and QTL license fees for intellectual property with continuing performance obligations. In the three months ended December 25, 2022 and December 26, 2021, we recognized revenues of $173 million and $187 million, respectively, that were recorded as unearned revenues at September 25, 2022 and September 26, 2021, respectively.
Remaining performance obligations, substantially all of which are included in unearned revenues, represent the aggregate amount of the transaction price of certain customer contracts yet to be recognized as revenues as of the end of the reporting period and exclude revenues related to (a) contracts that have an original expected duration of one year or less and (b) sales-based royalties (i.e., future royalty revenues) pursuant to our license agreements. Our remaining performance obligations are primarily comprised of certain customer contracts for which QCT received fees upfront and certain customer contracts for which QTL received license fees upfront. At December 25, 2022, we had $577 million of remaining performance obligations, of which $301 million, $201 million, $65 million, $6 million and $1 million is expected to be recognized as revenues for the remainder of fiscal 2023 and each of the subsequent four years from fiscal 2024 through 2027, respectively, and $3 million thereafter.
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

	Three Months Ended
	December 25, 2022	December 26, 2021
Customer/licensee (y)	34%	26%
Customer/licensee (z)	14	19

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Expenses. Other expenses in the three months ended December 25, 2022 consisted of $80 million in restructuring charges, substantially all of which related to accrued severance costs, resulting from certain cost reduction initiatives during the quarter. Additionally, in the second quarter of fiscal 2023, we committed to take additional actions to reduce our operating expenses. As a result, we currently expect to incur additional restructuring charges in the second quarter of fiscal 2023 of approximately $80 million, substantially all of which relate to cash severance payments.

Investment and Other Income, Net (in millions)
	Three Months Ended
	December 25, 2022	December 26, 2021
Interest and dividend income	$55	$17
Net gains on marketable securities	11	17
Net gains on other investments	—	93
Net gains on deferred compensation plan assets	26	13
Impairment losses on other investments	(14)	(1)
Net gains (losses) on derivative instruments	9	(13)
Equity in net (losses) earnings of investees	(8)	7
Net (losses) gains on foreign currency transactions	(3)	7
	$76	$140
Note 3. Income Taxes
We estimate our annual effective income tax rate to be 9% for fiscal 2023, which is lower than the U.S. federal statutory rate, primarily due to (i) a significant portion of our income qualifying for preferential treatment as foreign-derived intangible income (FDII) at a 13% effective tax rate, which includes certain benefits discussed below from the new requirement to capitalize research and development expenditures for federal income tax purposes, (ii) benefits from our federal research and development tax credit and (iii) benefits related to foreign currency gains on a noncurrent receivable related to our refund claim of Korean withholding tax. Our effective tax rate of 4% for the first quarter of fiscal 2023 was lower than our estimated annual effective tax rate of 9% primarily due to $150 million of net discrete tax benefits, which principally related to foreign currency gains on a noncurrent receivable related to our refund claim of Korean withholding tax. Our effective tax rate of 12% for the first quarter of fiscal 2022 included $103 million of discrete net tax benefits, which principally related to excess tax benefits associated with share-based awards that vested in the first fiscal quarter.
Beginning in fiscal 2023, for federal income tax purposes, we are required to capitalize and amortize domestic research and development expenditures over five years and foreign research and development expenditures over fifteen years (such expenditures were previously deducted as incurred). Our cash flows from operations will be adversely affected due to significantly higher cash tax payments. However, since the resulting deferred tax asset is established at the statutory rate of 21% (rather than the effective tax rate of 13% to 16% after considering the FDII deduction), capitalization favorably affects our provision for income taxes and results of operations. The adverse cash flow impact and favorable tax provision impact will diminish in future years as capitalized research and development expenditures continue to amortize.
Unrecognized tax benefits were $2.2 billion at both December 25, 2022 and September 25, 2022 and primarily related to our refund claim of Korean withholding tax. If successful, the refund will result in a corresponding reduction in U.S. foreign tax credits. We expect that the total amount of unrecognized tax benefits at December 25, 2022 will increase in the next 12 months as licensees in Korea continue to withhold taxes on future payments due under their licensing agreements at a rate higher than we believe is owed; such increase is not expected to have a significant impact on our income tax provision.
Note 4. Capital Stock
Stock Repurchase Program. On October 12, 2021, we announced a $10.0 billion stock repurchase program. The stock repurchase program has no expiration date. At December 25, 2022, $6.8 billion remained authorized for repurchase under our stock repurchase program. Since December 25, 2022, we repurchased and retired 5 million shares of common stock for $531 million.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Shares Outstanding. Shares of common stock outstanding at December 25, 2022 were as follows (in millions):

Balance at September 25, 2022	1,121
Issued	9
Repurchased	(11)
Balance at December 25, 2022	1,119
Dividends. On January 18, 2023, we announced a cash dividend of $0.75 per share on our common stock, payable on March 23, 2023 to stockholders of record as of the close of business on March 2, 2023.
Earnings Per Common Share. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed by dividing net income by the combination of the weighted-average number of common shares outstanding and the weighted-average number of dilutive common share equivalents, comprised of shares issuable under our share-based compensation plans, during the reporting period. The following table provides information about the diluted earnings per share calculation (in millions):

	Three Months Ended
	December 25, 2022	December 26, 2021
Dilutive common share equivalents included in diluted shares	9	18
Shares of common stock equivalents not included because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period	5	—
Note 5. Debt
Long-term Debt. In November 2022, we issued unsecured fixed-rate notes, consisting of $700 million of fixed-rate 5.40% notes and $1.2 billion of fixed-rate 6.00% notes (collectively, November 2022 Notes) that mature on May 20, 2033 and May 20, 2053, respectively. The net proceeds from the November 2022 Notes were used to repay $946 million of fixed-rate notes and $500 million of floating-rate notes that matured in January 2023 and the excess will be used for general corporate purposes.
The following table provides a summary of our long-term debt:

	December 25, 2022			September 25, 2022
	Maturities	Amount (in millions)	Effective Rate	Maturities	Amount (in millions)	Effective Rate
May 2015 Notes	2025 - 2045	$3,865	3.46% - 4.73%	2025 - 2045	$3,865	3.46% - 4.73%
May 2017 Notes	2023 - 2047	5,860	2.66% - 5.17%	2023 - 2047	5,860	2.68% - 4.46%
May 2020 Notes	2030 - 2050	2,000	2.95% - 3.30%	2030 - 2050	2,000	2.97% - 3.30%
August 2020 Notes	2028 - 2032	2,207	2.48% - 3.53%	2028 - 2032	2,207	2.50% - 3.52%
May 2022 Notes	2032 - 2052	1,500	3.14% - 4.26%	2032 - 2052	1,500	3.13% - 4.26%
November 2022 Notes	2033 - 2053	1,900	3.44% - 4.99%		—
Total principal		17,332			15,432
Unamortized discount, including debt issuance costs		(258)			(241)
Hedge accounting fair value adjustments		(197)			(208)
Total long-term debt		$16,877			$14,983
Reported as:
Short-term debt		$1,446			$1,446
Long-term debt		15,431			13,537
Total		$16,877			$14,983

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At December 25, 2022, the aggregate fair value of our outstanding floating- and fixed-rate notes, based on Level 2 inputs, was approximately $16.1 billion.
Interest Rate Swaps. At September 25, 2022, we had outstanding forward-starting interest rate swaps with an aggregate notional amount, denominated in U.S. dollars, of $1.6 billion. During the first quarter of fiscal 2023, in connection with the issuance of the November 2022 Notes, we terminated these swaps, and the related gains of $334 million are being reclassified from accumulated comprehensive income to being recorded as a reduction to interest expense over the hedged portions of the related debt.
Commercial Paper Program. We have an unsecured commercial paper program, which provides for the issuance of up to $4.5 billion of commercial paper. At December 25, 2022 and September 25, 2022, we had no amounts and $499 million, respectively, of outstanding commercial paper recorded as short-term debt.
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
Consumer Class Action Lawsuits: Beginning in January 2017, a number of consumer class action complaints were filed against us in the United States District Courts for the Southern and Northern Districts of California, each on behalf of a putative class of purchasers of cellular phones and other cellular devices. In April 2017, the Judicial Panel on Multidistrict Litigation transferred the cases that had been filed in the Southern District of California to the Northern District of California. On July 11, 2017, the plaintiffs filed a consolidated amended complaint alleging that we violated California and federal antitrust and unfair competition laws by, among other things, refusing to license standard-essential patents to our competitors, conditioning the supply of certain of our baseband chipsets on the purchaser first agreeing to license our entire patent portfolio, entering into exclusive deals with companies, including Apple Inc., and charging unreasonably high royalties that do not comply with our commitments to standard setting organizations. The complaint sought unspecified damages and disgorgement and/or restitution, as well as an order that we be enjoined from further unlawful conduct. On July 5, 2018, the plaintiffs filed a motion for class certification, and on September 27, 2018, the court granted that motion. We appealed the district court’s class certification order to the United States Court of Appeals for the Ninth Circuit (Ninth Circuit), and on September 29, 2021, the Ninth Circuit vacated the class certification order, ruling that the district court had failed to correctly assess the propriety of applying California law to a nationwide class. The Ninth Circuit remanded the case to the district court and instructed the court to consider the effect of United States Federal Trade Commission (FTC) v. QUALCOMM Incorporated (which the Ninth Circuit decided in favor of Qualcomm in August 2020) on this case. On June 10, 2022, the plaintiffs filed an amended complaint, limiting the proposed class to California residents rather than a nationwide class. On August 1, 2022, we filed a motion to dismiss the amended complaint, and on November 15, 2022, the court held a hearing on our motion. On January 6, 2023, the court issued an order granting in part and denying in part our motion to dismiss. The order preserved the plaintiffs’ claims related to exclusive dealing under California antitrust and unfair competition laws and dismissed the remainder of the plaintiffs’ claims, which were related to our licensing practices. We believe the plaintiffs’ claims are without merit.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Arm Ltd. v. QUALCOMM Incorporated: On August 31, 2022, Arm Ltd. (ARM) filed a complaint against us in the United States District Court for the District of Delaware. Our subsidiaries Qualcomm Technologies, Inc. and NuVia, Inc. (Nuvia) are also named in the complaint. The complaint alleges that following our acquisition of Nuvia, we and Nuvia breached Nuvia’s Architecture License Agreement with ARM (the Nuvia ALA) by failing to comply with the termination obligations under the Nuvia ALA. The complaint seeks specific performance, including that we cease all use of and destroy any technology that was developed under the Nuvia ALA, including processor core technology. ARM also contends that we violated the Lanham Act through trademark infringement and false designation of origin through unauthorized use of ARM’s trademarks and seeks associated injunctive and declaratory relief. ARM further seeks exemplary or punitive damages, costs, expenses and reasonable attorney’s fees, and equitable relief addressing any infringement occurring after entry of judgment. We believe ARM’s claims are without merit.
On September 30, 2022, we filed our Answer and Counterclaim in response to ARM’s complaint denying ARM’s claims. Our counterclaim seeks a declaratory judgment that we did not breach the Nuvia ALA or the Technology License Agreement between Nuvia and ARM and that, following the acquisition of Nuvia, our architected cores (including all further developments, iterations or instantiations of the technology we acquired from Nuvia), server System-on-Chip (SoC) and compute SoC are fully licensed under our existing Architecture License Agreement and Technology License Agreement with ARM (the ARM-Qualcomm Agreements). We further seek an order enjoining ARM from making any claim that our products are not licensed under the ARM-Qualcomm Agreements, are not ARM-compliant or that we are prohibited from using ARM’s marks in the marketing of any such products. On October 26, 2022, we filed an Amended Counterclaim seeking additional declaratory relief that certain statements ARM is making in the marketplace concerning our rights under the ARM-Qualcomm Agreements are false, and that ARM has no right to prevent us from shipping our products, which are validly licensed. Trial is scheduled to begin on September 23, 2024.
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
Icera Complaint to the European Commission (EC): On June 7, 2010, the EC notified and provided us with a redacted copy of a complaint filed with the EC by Icera, Inc. (subsequently acquired by Nvidia Corporation) alleging that we were engaged in anticompetitive activity. On July 16, 2015, the EC announced that it had initiated formal proceedings in this matter. On July 18, 2019, the EC issued a decision finding that between 2009 and 2011, we engaged in predatory pricing by selling certain baseband chipsets to two customers at prices below cost with the intention of hindering competition and imposed a fine of approximately 242 million euros. On October 1, 2019, we filed an appeal of the EC’s decision with the General Court of the European Union. A hearing on our appeal is scheduled for March 13-15, 2023. We believe that our business practices do not violate the European Union (EU) competition rules.
In the third quarter of fiscal 2019, we recorded a charge of $275 million to other expenses related to the EC fine. We provided a financial guarantee in the first quarter of fiscal 2020 to satisfy the obligation in lieu of cash payment while we appeal the EC’s decision. The fine is accruing interest at a rate of 1.50% per annum while it is outstanding and included in other current liabilities.
Contingent Losses and Other Considerations: We will continue to vigorously defend ourselves in the foregoing matters. However, litigation and investigations are inherently uncertain, and we face difficulties in evaluating or estimating likely outcomes or ranges of possible loss, particularly in antitrust and trade regulation investigations. Other than with respect to the EC fine related to the Icera Complaint to the European Commission, we have not recorded any accrual at December 25, 2022 for contingent losses associated with these matters based on our belief that losses, while reasonably possible, are not probable. Further, any possible amount or range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. We are engaged in numerous other legal actions not described above arising in the ordinary course of our business (for example, proceedings relating to employment matters or the initiation or defense of proceedings relating to intellectual property rights) and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The table below presents revenues and EBT for reportable segments (in millions):

	Three Months Ended
	December 25, 2022	December 26, 2021
Revenues
QCT	$7,892	$8,847
QTL	1,524	1,818
QSI	7	8
Reconciling items	40	32
Total	$9,463	$10,705
EBT
QCT	$2,183	$3,114
QTL	1,117	1,406
QSI	(8)	122
Reconciling items	(921)	(777)
Total	$2,371	$3,865

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Reconciling items for revenues and EBT in the previous table were as follows (in millions):

	Three Months Ended
	December 25, 2022	December 26, 2021
Revenues
Nonreportable segments	$40	$32
	$40	$32
EBT
Unallocated cost of revenues	$(65)	$(53)
Unallocated research and development expenses	(522)	(453)
Unallocated selling, general and administrative expenses	(167)	(152)
Unallocated other expenses (Note 2)	(80)	—
Unallocated interest expense	(170)	(139)
Unallocated investment and other income, net	87	23
Nonreportable segments	(4)	(3)
	$(921)	$(777)
Note 8. Acquisitions
Veoneer. On October 4, 2021, we and SSW Partners, a New York-based investment partnership, entered into a definitive agreement to acquire Veoneer, Inc. (Veoneer). The transaction closed on April 1, 2022 (the Closing Date). Total cash consideration paid in the transaction was $4.7 billion, consisting of (i) $4.6 billion paid in respect of Veoneer’s outstanding capital stock and equity awards and amounts paid to settle Veoneer’s convertible senior notes (which were converted at the election of the note holders and settled in cash in the third quarter of fiscal 2022) and (ii) a $110 million termination fee paid to Magna International Inc. (Magna) in the first quarter of fiscal 2022. We funded substantially all of the cash consideration payable in the transaction in exchange for (i) the Arriver business (which SSW transferred to us shortly after the Closing Date) and (ii) the right to receive a majority of the proceeds upon the sale of the Non-Arriver businesses by SSW Partners. We intend to incorporate Arriver’s computer vision, drive policy and driver assistance technologies into our Snapdragon automotive platform to deliver an integrated software SoC ADAS platform for automakers and Tier-1 automotive suppliers. SSW Partners retained Veoneer’s Tier-1 automotive supplier businesses, primarily consisting of the Active Safety and the Restraint Control Systems businesses (the Non-Arriver businesses), which it intends to sell in multiple transactions.
We have agreed to provide certain funding of approximately $300 million to the Non-Arriver businesses while SSW Partners sells these businesses, of which approximately $150 million of funding remained available to the Non-Arriver businesses at December 25, 2022. Such amounts, along with cash retained in the Non-Arriver businesses, are expected to be used to fund working and other near-term capital needs, as well as certain costs incurred in connection with the close of the acquisition.
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
In December 2022, Magna entered into a definitive agreement to acquire the Active Safety business from SSW Partners for approximately $1.5 billion in cash, subject to working capital and other purchase price adjustments. The sale is subject to certain regulatory approvals and other customary closing conditions. We expect that SSW Partners will complete the sale of both Non-Arriver businesses within fiscal 2023, subject to any required regulatory approvals and other closing conditions being met. Accordingly, the assets and liabilities of the Non-Arriver businesses (the majority of which relate to the Active Safety business) are consolidated and presented as held for sale on our balance sheet, and the operating results are presented as discontinued operations.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
(1) Held for sale assets and liabilities relate to the Non-Arriver businesses and were measured at fair value less costs to sell (including SSW Partners’ estimated return with respect to the sale proceeds of the Non-Arriver businesses), which was estimated using a market approach based on significant inputs that were not observable. In the fourth quarter of fiscal 2022, we finalized and adjusted the valuation of the Non-Arriver businesses upward by $229 million and recorded an offsetting adjustment to decrease goodwill for this amount. The Non-Arriver businesses’ assets are not available to be used to settle our obligations, and the Non-Arriver businesses’ creditors do not have recourse to us. SSW Partners owns and operates the Non-Arriver businesses, and its funding of the purchase price for Veoneer was recorded as a component of held for sale liabilities. The underlying classes of assets and liabilities held for sale have not been presented because such amounts are not material.
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
The Non-Arriver businesses are presented as discontinued operations on a one quarter reporting lag. Pro forma results of operations have not been presented because the effects of this acquisition were not material to our consolidated results of operations. The cash flows generated from (used by) the Non-Arriver businesses are reflected as discontinued operations and are classified as operating, investing and financing activities in the consolidated statements of cash flows. Investing and financing activities from discontinued operations reported in the first quarter of fiscal 2023 were not material.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9. Fair Value Measurements
The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 25, 2022 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,255	$754	$—	$3,009
Marketable securities:
Corporate bonds and notes	—	3,185	—	3,185
Equity securities	139	—	—	139
Mortgage- and asset-backed securities	—	90	—	90
U.S. Treasury securities and government-related securities	—	16	—	16
Total marketable securities	139	3,291	—	3,430
Derivative instruments	—	39	—	39
Other investments	697	—	22	719
Total assets measured at fair value	$3,091	$4,084	$22	$7,197
Liabilities
Derivative instruments	$—	$289	$—	$289
Other liabilities	697	—	—	697
Total liabilities measured at fair value	$697	$289	$—	$986
Note 10. Marketable Securities
Our marketable securities were all classified as current and were comprised as follows (in millions):

	December 25, 2022	September 25, 2022
Available-for-sale debt securities:
Corporate bonds and notes	$3,185	$3,330
Mortgage- and asset-backed securities	90	99
U.S. Treasury securities and government-related securities	16	16
Total available-for-sale debt securities	3,291	3,445
Equity securities	139	164
Total marketable securities	$3,430	$3,609
The contractual maturities of available-for-sale debt securities were as follows (in millions):

December 25, 2022
Years to Maturity
Less than one year	$1,260
One to five years	1,941
No single maturity date	90
Total	$3,291
Debt securities with no single maturity date included mortgage- and asset-backed securities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in “Part I, Item 1” of this Quarterly Report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended September 25, 2022 contained in our 2022 Annual Report on Form 10-K.
This Quarterly Report (including but not limited to this section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. Additionally, statements concerning future matters such as our future business, prospects, results of operations or financial condition; research and development or technology investments; new or enhanced products, services or technologies; emerging industries or business models; design wins or product launches; industry, market or technology trends, dynamics or transitions; our expectations regarding future demand or supply conditions or macroeconomic factors; strategic investments or acquisitions, and the anticipated timing or benefits thereof; cost reduction initiatives and associated restructuring charges; legal or regulatory matters; U.S./China trade or national security tensions; vertical integration by our customers; competition; annual effective tax rates; and other statements regarding matters that are not historical are also forward-looking statements.
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
First Quarter Fiscal 2023 Overview
Revenues for the first quarter of fiscal 2023 were $9.5 billion, a decrease of 12% compared to the year ago quarter, with net income of $2.2 billion, a decrease of 34% compared to the year ago quarter. Key items from the first quarter of fiscal 2023 included:
•QCT and QTL revenues were negatively impacted by the weakness in the macroeconomic environment (which negatively impact consumer demand for smartphones and other devices that incorporate our products and technologies) and our customers drawing down on their inventory (which is at elevated levels given the rapid deceleration in consumer demand and the easing of supply constraints).
•QCT revenues decreased by 11% in the first quarter of fiscal 2023 compared to the year ago quarter primarily due to lower handset revenues, partially offset by higher IoT and automotive revenues.
•QTL revenues decreased by 16% in the first quarter of fiscal 2023 compared to the year ago quarter.
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
Results of Operations

Revenues (in millions)
	Three Months Ended
	December 25, 2022	December 26, 2021	Change
Equipment and services	$7,784	$8,682	$(898)
Licensing	1,679	2,023	(344)
	$9,463	$10,705	$(1,242)
First quarter 2023 vs. 2022
The decrease in revenues in the first quarter of fiscal 2023 was primarily due to:
-    $903 million in lower equipment and services revenues from our QCT segment
-    $294 million in lower licensing revenues from our QTL segment

Costs and Expenses (in millions, except percentages)
	Three Months Ended
	December 25, 2022	December 26, 2021	Change
Cost of revenues	$4,044	$4,303	$(259)
Gross margin	57%	60%
First quarter 2023 vs. 2022
Gross margin percentage decreased in the first quarter of fiscal 2023 primarily due to a decrease in QCT gross margin.

	Three Months Ended
	December 25, 2022	December 26, 2021	Change
Research and development	$2,251	$1,930	$321
% of revenues	24%	18%
First quarter 2023 vs. 2022
The increase in research and development expenses in the first quarter of fiscal 2023 was primarily due to:
+    $204 million increase driven by higher costs related to the development of wireless and integrated circuit technologies (including 5G and application processor technologies), primarily driven by an increase in employee-related expenses
+    $110 million increase in share-based compensation expense

	Three Months Ended
	December 25, 2022	December 26, 2021	Change
Selling, general and administrative	$623	$608	$15
% of revenues	7%	6%
First quarter 2023 vs. 2022
Selling, general and administrative expenses in the first quarter of fiscal 2023 remained largely flat.

	Three Months Ended
	December 25, 2022	December 26, 2021	Change
Other expense	$80	$—	$80
First quarter 2023
Other expense in the first quarter of fiscal 2023 consisted of $80 million in restructuring charges, substantially all of which related to accrued severance costs, resulting from certain cost reduction initiatives. Additional information regarding our restructuring charges is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items - Other Expenses.”

Interest Expense and Investment and Other Income, Net (in millions)
	Three Months Ended
	December 25, 2022	December 26, 2021	Change
Interest expense	$170	$139	$31

Investment and other income, net
Interest and dividend income	$55	$17	$38
Net gains on marketable securities	11	17	(6)
Net gains on other investments	—	93	(93)
Net gains on deferred compensation plan assets	26	13	13
Impairment losses on other investments	(14)	(1)	(13)
Net gains (losses) on derivative instruments	9	(13)	22
Equity in net (losses) earnings of investees	(8)	7	(15)
Net (losses) gains on foreign currency transactions	(3)	7	(10)
	$76	$140	$(64)

Income Tax Expense (in millions, except percentages)
The following table summarizes the primary factors that caused our income tax provision to differ from the expected income tax provision at the U.S. federal statutory rate:

	Three Months Ended
	December 25, 2022	December 26, 2021
Expected income tax provision at federal statutory tax rate	$498	$812
Foreign currency (gains) losses related to foreign withholding tax receivable	(130)	12
Benefit from foreign-derived intangible income (FDII) deduction, excluding the impact of capitalizing research and development expenditures	(121)	(140)
Benefit from FDII deduction related to capitalizing research and development expenditures	(112)	—
Benefit related to the research and development tax credit	(54)	(58)
Excess tax benefit associated with share-based awards	(23)	(188)
Other	40	28
Income tax expense	$98	$466
Effective tax rate	4%	12%
We estimate our annual effective income tax rate to be 9% for fiscal 2023, which is lower than the U.S. federal statutory rate, primarily due to (i) a significant portion of our income qualifying for preferential treatment as FDII at a 13% effective tax rate, which includes certain benefits discussed below resulting from the new requirement to capitalize research and development expenditures for federal income tax purposes, (ii) benefits from our federal research and development tax credit and (iii) benefits related to foreign currency gains on a noncurrent receivable related to our refund claim of Korean withholding tax.
Beginning in fiscal 2023, for federal income tax purposes, we are required to capitalize and amortize domestic research and development expenditures over five years and foreign research and development expenditures over fifteen years (such expenditures were previously deducted as incurred). Our cash flows from operations will be adversely affected due to significantly higher cash tax payments. However, since the resulting deferred tax asset is established at the statutory rate of 21% (rather than the effective tax rate of 13% to 16% after considering the FDII deduction), capitalization favorably affects our provision for income taxes and results of operations. The adverse cash flow impact and favorable tax provision impact will diminish in future years as capitalized research and development expenditures continue to amortize.

Discontinued Operations (in millions)
	Three Months Ended
	December 25, 2022	December 26, 2021	Change
Discontinued operations, net of income taxes	$(38)	$—	$(38)
Discontinued operations in the first quarter of fiscal 2023 related to net losses from the Non-Arriver businesses. Information regarding the Non-Arriver businesses is provided in this Quarterly Report in “Notes to Consolidated Financial Statements, Note 8. Acquisitions.”

Segment Results
The following should be read in conjunction with our financial results for the first quarter of fiscal 2023 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 7. Segment Information.”
QCT Segment (in millions, except percentages)

	Three Months Ended
	December 25, 2022	December 26, 2021	Change
Revenues
Handsets (1)	$5,754	$6,989	$(1,235)
Automotive (2)	456	288	168
IoT (internet of things) (3)	1,682	1,570	112
Total revenues (4)	$7,892	$8,847	$(955)
EBT (5)	$2,183	$3,114	$(931)
EBT as a % of revenues	28%	35%	-7 points
(1) Includes revenues from products sold for use in mobile handsets.
(2) Includes revenues from products sold for use in automobiles, including connectivity, digital cockpit and advanced driver assistance systems (ADAS) and automated driving (AD).
(3) Primarily includes products sold for use in the following industries and applications: consumer (including computing, voice and music and extended reality (XR)), edge networking (including mobile broadband and wireless access points) and industrial (including handhelds, retail, transportation and logistics and utilities).
(4) Beginning in the first quarter of fiscal 2023, QCT RFFE (radio frequency front-end) revenues, which were previously presented as a separate revenue stream, are now included within our Handset, Automotive and internet of things (IoT) revenue streams, as applicable, based on the industry and application in which the related RFFE products are sold. Prior period information has been recast to reflect this change. RFFE revenues include revenues from the sale of 4G, 5G sub 6 and 5G millimeter wave RFFE products (a substantial portion of which relate to mobile handsets) and exclude radio frequency transceiver components. This change aligns with changes made to our internal reporting of revenues. We believe this change provides a more meaningful presentation in understanding QCT revenues going forward, as we expect RFFE revenues to correspond with trends in Handsets, Automotive and IoT (as applicable) and is more consistent with how our revenue diversification is viewed externally.
(5) Earnings (loss) before income taxes.
Substantially all of QCT’s revenues consist of equipment and services revenues, which were $7.7 billion and $8.6 billion in the first quarter of fiscal 2023 and 2022, respectively. QCT handsets, automotive and IoT revenues mostly relate to sales of our Snapdragon platforms (which include processors and modems), stand-alone Mobile Data Modems, radio frequency transceiver, power management and wireless connectivity integrated chipsets as well as sales of 4G, 5G sub 6 and 5G millimeter wave RFFE products.
First quarter 2023 vs. 2022
The decrease in QCT revenues in the first quarter of fiscal 2023 was primarily due to:
-    lower handsets revenues, primarily driven by $1.5 billion in lower chipset shipments to certain major OEMs (primarily driven by the negative effects of the macroeconomic environment weakness and customers drawing down on their elevated inventory levels), partially offset by $344 million in higher revenues per chipset from favorable mix toward higher-tier 5G products and increases in average selling prices
+    higher automotive revenues, primarily driven by an increase in demand for digital cockpit products
+    higher IoT revenues, primarily driven by an increase in demand for edge networking products
QCT EBT as a percentage of revenues decreased in the first quarter of fiscal 2023 primarily due to:
-    lower revenues
-    lower gross margin percentage, primarily driven by increased product costs
-    higher operating expenses, primarily driven by higher research and development expenses

QTL Segment (in millions, except percentages)

	Three Months Ended
	December 25, 2022	December 26, 2021	Change
Licensing revenues	$1,524	$1,818	$(294)
EBT	1,117	1,406	(289)
EBT as a % of revenues	73%	77%	-4 points
First quarter 2023 vs. 2022
The decrease in QTL licensing revenues in the first quarter of fiscal 2023 was primarily due to a $250 million decrease in estimated sales of 3G/4G/5G-based multimode products, primarily driven by the macroeconomic environment weakness.
QTL EBT as a percentage of revenues decreased in the first quarter of fiscal 2023 primarily due to lower revenues.
QSI Segment (in millions)

	Three Months Ended
	December 25, 2022	December 26, 2021	Change
Equipment and services revenues	$7	$8	$(1)
(Loss) earnings before tax (EBT)	(8)	122	(130)
First quarter 2023 vs. 2022
The decrease in QSI EBT in the first quarter of fiscal 2023 was primarily due to lower net gains from certain of our equity investments in early or growth stage companies.
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
As we look forward to the next several quarters:
•We expect the current macroeconomic environment challenges to continue (which will negatively impact demand for smartphones and other devices that incorporate our products and technologies) and that our customers will continue to draw down on their inventory (which is at elevated levels given the rapid deceleration in demand and the easing of supply constraints, and which may take the next couple quarters to resolve), and that both of these dynamics will continue to have a negative impact on our revenues, results of operations and cash flows compared to the prior year. These dynamics have also contributed to our elevated inventory levels and contribute to the inherent uncertainties in estimating future customer demand, which may increase excess or obsolete inventory or reserve charges if we overestimate such demand, negatively impacting our results of operations and cash flows.
•We expect to continue to see price increases from certain of our key semiconductor wafer suppliers.
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
The degree to which the COVID-19 pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain. See “Risk Factors” in this Quarterly Report, specifically the Risk Factor titled “The COVID-19 pandemic, or a similar health crisis, may impact our business or results of operations in the future.”

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
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and cash provided by our debt programs. The following tables present selected financial information related to our liquidity at December 25, 2022 and September 25, 2022 and for the first three months of fiscal 2023 and 2022 (in millions):

	December 25, 2022	September 25, 2022	Change
Cash and cash equivalents (1)	$4,808	$2,773	$2,035
Marketable securities	3,430	3,609	(179)
Cash, cash equivalents and marketable securities	$8,238	$6,382	$1,856
(1) Excludes $265 million and $326 million of cash and cash equivalents classified as held for sale (included in other current assets) at December 25, 2022 and September 25, 2022, respectively.

	Three Months Ended
	December 25, 2022	December 26, 2021	Change
Net cash provided by operating activities	$3,095	$2,057	$1,038
Net cash used by investing activities	(133)	(112)	(21)
Net cash used by financing activities	(1,015)	(2,446)	1,431
Cash, cash equivalents and marketable securities. The net increase in cash, cash equivalents and marketable securities was due to net cash provided by operating activities and the issuance of $1.9 billion of unsecured fixed-rate notes, partially offset by $1.3 billion in payments to repurchase shares of our common stock, $842 million in cash dividends paid, $497 million net repayments of commercial paper, $398 million in capital expenditures and $309 million in payments of tax withholdings related to the vesting of share-based awards. Net changes in our operating assets and liabilities were largely flat, which included positive impacts from a decrease in accounts receivable as a result of lower revenues combined with the timing of integrated circuit shipments during the period and certain settlement payments received associated with our forward starting interest rate swaps, offset by lower operating liabilities and higher inventory resulting from lower customer demand. We expect to continue to see elevated inventory levels in the near term.
Capital Return Program. On October 12, 2021, we announced a $10.0 billion stock repurchase program. The stock repurchase program has no expiration date. In the first quarter of fiscal 2023, we repurchased and retired 11 million shares of our common stock for $1.3 billion, before commissions. At December 25, 2022, $6.8 billion remained authorized for repurchase under our stock repurchase program. Since December 25, 2022, we repurchased and retired 5 million shares of common stock for $531 million. Our stock repurchase program is subject to periodic evaluations to determine when and if repurchases are in the best interests of our stockholders, and we may accelerate, suspend, delay or discontinue repurchases at any time.
In the first quarter of fiscal 2023, we paid cash dividends totaling $842 million, or $0.75 per share. On January 18, 2023, we announced a cash dividend of $0.75 per share on our common stock, payable on March 23, 2023 to stockholders of record as of the close of business on March 2, 2023. We currently intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders, among other factors.
Debt. At December 25, 2022, we had an aggregate principal amount of $17.3 billion of floating- and fixed-rate notes outstanding. In the first quarter of fiscal 2023, we issued unsecured fixed-rate notes, consisting of $700 million of fixed-rate 5.40% notes and $1.2 billion of fixed-rate 6.00% notes (collectively, November 2022 Notes) that mature on May 20, 2033 and May 20, 2053, respectively. The net proceeds from the November 2022 Notes were used to repay $946 million of fixed-

rate notes and $500 million of floating-rate notes that matured in January 2023 and the excess will be used for general corporate purposes. The remaining debt has maturity dates in 2024 through 2053.
We have an unsecured commercial paper program, which provides for the issuance of up to $4.5 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. At December 25, 2022, we had no amounts of commercial paper outstanding.
We also have a Revolving Credit Facility, which provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.5 billion, which expires on December 8, 2025. At December 25, 2022, no amounts were outstanding under the Revolving Credit Facility.
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
Income Taxes. Beginning in fiscal 2023, for federal income tax purposes, we are required to capitalize and amortize domestic research and development expenditures over five years and foreign research and development expenditures over fifteen years (such expenditures were previously deducted as incurred). Our cash flows from operations will be adversely affected due to significantly higher cash tax payments. We estimate the additional cash tax impact related to fiscal 2023 to be approximately $1.0 billion. Additional information regarding our income taxes is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 3. Income Taxes.”
Additional Capital Requirements. Expected working and other capital requirements are described in our 2022 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At December 25, 2022, other than for the changes disclosed in the “Notes to Condensed Consolidated Financial Statements”, “Looking Forward” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our 2022 Annual Report on Form 10-K.
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
Although we have more than 300 licensees, we derive a significant portion of our licensing revenues from a limited number of licensees, which includes a number of Chinese OEMs. In the event that one or more of our significant licensees fail to meet their reporting and payment obligations, or we are unable to renew or modify one or more of their license agreements under similar terms as their existing agreements, our revenues, results of operations and cash flows would be adversely impacted. Moreover, the future growth and success of our core licensing business will depend in part on the ability of our licensees to develop, introduce and deliver high-volume products that achieve and sustain customer acceptance. We do not have control over the product development, sales efforts or pricing of products by our licensees, and our licensees might not be successful. Reductions in sales of our licensees’ products, or reductions in the average selling prices of such products without a sufficient increase in the volumes sold, would generally have an adverse effect on our licensing revenues.
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
If some or all of our largest customers and/or the largest smartphone OEMs utilize their own integrated circuit products in some or all of their devices rather than our products, our business, revenues, results of operations, cash flows and financial position could be materially adversely impacted. See also the Risk Factor titled “We derive a significant portion of our revenues from a small number of customers and licensees, and particularly from their sale of premium tier devices. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuates, our business and results of operations could be negatively affected.”
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
While we continue to invest significant resources toward advancements primarily in support of 5G-based technologies, we also invest in new and expanded product areas, and industries and applications beyond mobile handsets, by utilizing our existing technical and business expertise and through acquisitions or other strategic transactions.
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
See also the Risk Factor below titled “There are numerous risks associated with the operation and control of our manufacturing facilities, including a higher portion of fixed costs relative to a fabless model; environmental compliance and liability; impacts related to climate change; exposure to natural disasters, health crises, geopolitical conflicts and cyber-

attacks; timely supply of equipment and materials; and various manufacturing issues” as similar risks, as well as additional risks, may be applicable to our third-party suppliers’ manufacturing facilities, which could result in disruptions to our business or additional costs to us, and negatively impact our results of operations.
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
We have manufacturing facilities in Asia and Europe, and the primary warehouses where we store finished goods are located in Asia. If tsunamis, flooding, earthquakes, volcanic eruptions, drought or other natural disasters, effects of climate change, acts of war or other geopolitical conflicts were to damage, destroy or disrupt any of these facilities, it could disrupt our operations, cease or delay production and shipments of inventory and result in costly repairs, replacements or other costs and lost business. In addition, natural disasters, effects of climate change, acts of war or other geopolitical conflicts may result in disruptions in transportation, distribution channels and supply chains and significant increases in the prices of raw materials. Further, health crises, including epidemics or pandemics, such as the COVID-19 pandemic, and government and business responses thereto, could affect our manufacturing facilities, including by resulting in quarantines and/or closures, which could result in disruptions to and potential closures of our manufacturing operations. Our manufacturing operations could also be disrupted by cyber-attacks on our IT systems, as described in the Risk Factor below titled “Our business and operations could suffer in the event of security breaches of our IT systems, or other misappropriation of our technology, intellectual property or other proprietary or confidential information.”

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
Further, certain countries in which we operate have implemented, and other countries or regions may implement, cybersecurity laws that require our overall IT security environment to meet certain standards and/or be certified. Such laws may be complex, ambiguous and subject to interpretation, which may create uncertainty regarding compliance. As a result, our efforts to comply with such laws may be expensive and may fail, which could adversely affect our business, results of operations and cash flows. In addition, our contracts with certain of our customers require us to obtain cybersecurity certifications for our IT systems. Failure to obtain or maintain the necessary cybersecurity certifications could result in loss of future revenues, damage to our customer relationships and reputation, and a shift of business to our competitors.
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
From time to time, companies initiate various strategies to attempt to negotiate, renegotiate, reduce and/or eliminate their need to pay royalties to us for the use of our intellectual property. These strategies have included: (i) litigation, often alleging infringement of patents held by such companies, patent misuse, patent exhaustion, patent invalidity or unenforceability of our patents or licenses, alleging that we do not license our patents on fair, reasonable and nondiscriminatory (FRAND) terms, or alleging some form of unfair competition or competition law violation; (ii) taking positions contrary to our understanding (and/or the plain language) of their contracts with us; (iii) appeals to governmental authorities; (iv) collective action, including working with wireless operators, standards bodies, other like-minded companies and organizations, on both formal and informal bases, to adopt intellectual property policies and practices that could have the effect of limiting returns on intellectual property innovations; (v) lobbying governmental regulators and elected officials for the purpose of seeking the reduction of royalty rates or the base on which royalties are calculated, seeking to impose some form of compulsory licensing or weakening a patent holder’s ability to enforce its rights or obtain a fair return for such rights; and (vi) attempts by licensees to shift their royalty obligation to their suppliers in order to make royalty collection more difficult or reduce the amount of royalties collected.
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
If we were required to grant patent licenses to chipset manufacturers or other component suppliers (which could lead to implementing a more complex, multi-level licensing structure in which we license certain portions of our patent portfolio to chipset manufacturers or other component suppliers and other portions to OEMs), we would incur additional transaction costs, which may be significant, and we could incur delays in recognizing revenues until license negotiations were completed. In addition, our licensing revenues and earnings would be negatively impacted if we were not able to obtain, in the aggregate, equivalent revenues under such a multi-level licensing structure.
If we were required to sell chipsets to OEMs that do not have a license to our patents, our licensing programs could be negatively impacted by patent exhaustion claims raised by such unlicensed OEMs (i.e., claims that our sale of chipsets to such OEMs forecloses us from asserting any patents substantially embodied by the chipsets against such OEMs). Such sales could provide OEMs with a defense in the event we asserted our patents against them to obtain licensing revenue for those patents. Moreover, such a requirement could negatively impact our ability to maintain our licensing program for products that do not use our chipsets. This could have a material adverse effect on our licensing programs and our results of operations, cash flows and financial condition.
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
Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, revenues, results of operations, cash flows and financial condition. Depending on the matter, various remedies that could result from an unfavorable resolution include, among others: the loss of our ability to enforce one or more of our patents; injunctions; monetary damages, fines or other orders to pay money; the issuance of orders to cease certain conduct or modify our business practices, such as requiring us to reduce our royalty rates, reduce the base on which our royalties are calculated, grant patent licenses to chipset manufacturers or other component suppliers, sell chipsets to unlicensed OEMs or modify or renegotiate some or all of our existing license agreements; and determinations that some or all of our license agreements are invalid or unenforceable. In addition, a governmental body in a particular country or region may successfully assert and impose remedies with effects that extend beyond the borders of that country or region. If some or all of our license agreements are declared invalid or unenforceable and/or we are required to renegotiate these license agreements, we may not receive, or may not be able to recognize, some or any licensing or royalty revenues under the impacted license agreements unless and until we enter into new license agreements; and even licensees whose license agreements are not impacted may demand to renegotiate their agreements or invoke the dispute resolution provision in their agreements, and we may not be able to recognize some or any revenues under such agreements. The renegotiation of license agreements could result in terms that are less favorable to us than existing terms, or lead to arbitration or litigation to resolve the licensing terms, which could also be less favorable to us than existing terms, and each of which could take months or years. Licensees may underreport, underpay, not report or not pay royalties owed to us pending the conclusion of such negotiations, arbitration or litigation. In addition, we may be sued for alleged overpayments of past royalties paid to us, including private antitrust actions seeking treble damages under U.S. antitrust laws. The occurrence of any of the above could have a material adverse effect on our business, revenues, results of operations, cash flows and financial condition, and our stock price could decline, possibly significantly, in which case we may have to significantly cut costs and other uses of cash, including in research and development, significantly impairing our ability to maintain product and technology leadership and invest in next generation technologies. Further, depending on the breadth and severity of the circumstances above, we may have to reduce, suspend or eliminate our capital return programs, and our ability to timely pay our indebtedness may be impacted.
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
We expect that our future success will depend on, among other factors, our ability to:
•differentiate our integrated circuit products with innovative technologies across multiple products and features (e.g., modem, RFFE including millimeter wave (mmWave), graphics and other processors, camera and connectivity) and with smaller geometry process technologies that drive both performance and lower power consumption;
•develop and offer integrated circuit products at competitive cost and price points and to effectively cover all geographic regions and all device tiers;
•continue to be a leader in mobile, and drive the adoption of our technologies and integrated circuit products into the most popular device models and across a broad spectrum of devices in mobile, such as smartphones, tablets, laptops and other mobile computing devices;
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
In addition, the occurrence of defects, errors or security vulnerabilities may give rise to product liability claims, particularly if such defects, errors or security vulnerabilities in our products or the technology we use, or the products into which they are integrated, result in personal injury or death, and could result in significant costs, expenses and losses. If a product liability claim is brought against us, the cost of defending the claim could be significant, and could divert the attention of our technical and management personnel and harm our business, even if we are successful. We may be named in product liability claims even if there is no evidence that our products caused the damage in question, and even though we may have indemnity from our customers, and such claims could result in significant costs and expenses. We may also be required to indemnify and/or defend our customers from product liability claims relating to our products. Further, our business liability insurance may be inadequate, may not cover the claims, and future coverage may be unavailable on acceptable terms, which could adversely impact our financial results. The above is exacerbated by the fact that our products may be used, and perform critical functions, in various high-risk applications such as: automobiles, including ADAS/AD functions; cameras and artificial intelligence, including home and enterprise security; home automation, including smoke and noxious gas detectors; medical condition monitoring; location and asset tracking and management, including wearables for child safety and elderly health; robotics, including public safety drones and autonomous municipality vehicles; and XR for treatment of phobias or PTSD, early detection of disorders or special needs, among others.
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
The COVID-19 pandemic resulted in significant economic uncertainty, significant declines in business and consumer confidence and global demand in the wireless industry (among others) and a global economic slowdown, which negatively affected our financial results over certain periods. Specifically, throughout most of calendar 2020 and into early calendar 2021, the decline in demand for smartphones and other consumer devices sold by our customers or licensees resulted in decreased demand for our integrated circuit products and a decrease in the royalties we earned on the licensing of our intellectual property. Similarly, during calendar 2022, spikes in COVID-19 cases in certain parts of China led the Chinese government to impose lockdowns, which adversely affected consumer demand in the region and may continue to impact demand in the future.
The COVID-19 pandemic also caused us to modify our workforce practices, such as having the vast majority of our employees work from home. While we have generally reopened our offices and are currently operating under a hybrid work model, we could be negatively affected in the future if, among others, a significant number of our employees, or employees who perform critical functions, become ill and/or are quarantined as the result of exposure to COVID-19 or a similar health crisis, or if government policies restrict the ability of those employees to perform their critical functions. See also the Risk Factor titled “We may not be able to attract and retain qualified employees, and our attempts to operate under a hybrid work model may not be successful.”
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2022 Annual Report on Form 10-K, along with certain updates described below. At December 25, 2022, there have been no material changes to the financial market risks described at September 25, 2022.
Interest Rate Risk. At September 25, 2022, we had outstanding forward-starting interest rate swaps with an aggregate notional amount of $1.6 billion to hedge the variability of forecasted interest payments on anticipated debt issuances. During the first quarter of fiscal 2023, in connection with our debt issuance in November 2022, we terminated these swaps, and the related gains of $334 million are being recorded as a reduction to interest expense over the hedged portions of the related debt.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined under Rule 13a-15(f) promulgated under the Exchange Act, in the first quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
We have provided updated Risk Factors in the section labeled “Risk Factors” in “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We do not believe those updates have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our 2022 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Our purchases of our equity securities in the first quarter of fiscal 2023 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
September 26, 2022 to October 23, 2022	—	$—	—	$8,119
October 24, 2022 to November 20, 2022	3,590	117.93	3,590	7,696
November 21, 2022 to December 25, 2022	6,997	121.01	6,997	6,849
Total	10,587		10,587
(1) Average Price Paid Per Share excludes cash paid for commissions.
(2) On October 12, 2021, we announced a $10.0 billion stock repurchase program. The stock repurchase program has no expiration date. Since December 25, 2022, we repurchased and retired 5 million shares of common stock for $531 million. Shares withheld to satisfy statutory tax withholding requirements related to the vesting of share-based awards are not issued or considered stock repurchases under our stock repurchase program and, therefore, are excluded from the table above.
Unregistered Sales of Equity Securities
In connection with our acquisition of NuVia, Inc. (Nuvia), which closed in March 2021, we are obligated to issue shares of our common stock to three specific founders of Nuvia and certain affiliated entities of such founders from time to time upon the satisfaction of certain conditions. During the quarter ended December 25, 2022, we issued an aggregate of 201,811 additional shares of our common stock to the founders of Nuvia and their affiliates, each of whom had advised us that he or such entity was an accredited investor. These shares were issued in transactions not involving a public offering pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of October 4, 2021, by and among QUALCOMM Incorporated, SSW HoldCo LP, SSW Merger Sub Corp and Veoneer, Inc. (1)	8-K	10/4/2021	2.1
3.1	Amended and Restated Certificate of Incorporation.	8-K	4/20/2018	3.1
3.2	Amended and Restated Bylaws.	8-K	7/23/2021	3.2
4.1	Indenture, dated May 20, 2015, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee.	8-K	5/21/2015	4.1
4.2	Officers’ Certificate, dated May 20, 2015, for the Floating Rate Notes due 2018, the Floating Rate Notes due 2020, the 1.400% Notes due 2018, the 2.250% Notes due 2020, the 3.000% Notes due 2022, the 3.450% Notes due 2025, the 4.650% Notes due 2035 and the 4.800% Notes due 2045.	8-K	5/21/2015	4.2
4.3	Form of 3.450% Notes due 2025.	8-K	5/21/2015	4.8
4.4	Form of 4.650% Notes due 2035.	8-K	5/21/2015	4.9
4.5	Form of 4.800% Notes due 2045.	8-K	5/21/2015	4.10
4.6	Officers’ Certificate, dated May 26, 2017, for the Floating Rate Notes due 2019, the Floating Rate Notes due 2020, the Floating Rate Notes due 2023, the 1.850% Notes due 2019, the 2.100% Notes due 2020, the 2.600% Notes due 2023, the 2.900% Notes due 2024, the 3.250% Notes due 2027 and the 4.300% Notes due 2047.	8-K	5/31/2017	4.2
4.7	Form of Floating Rate Notes due 2023.	8-K	5/31/2017	4.5
4.8	Form of 2.600% Notes due 2023.	8-K	5/31/2017	4.8
4.9	Form of 2.900% Notes due 2024.	8-K	5/31/2017	4.9
4.10	Form of 3.250% Notes due 2027.	8-K	5/31/2017	4.10
4.11	Form of 4.300% Notes due 2047.	8-K	5/31/2017	4.11
4.12	Officers’ Certificate, dated May 8, 2020, for the 2.150% Notes due 2030 and the 3.250% Notes due 2050.	8-K	5/11/2020	4.2
4.13	Form of 2.150% Notes due 2030.	8-K	5/11/2020	4.3
4.14	Form of 3.250% Notes due 2050.	8-K	5/11/2020	4.4
4.15	Officers’ Certificate, dated August 14, 2020, for the 1.300% Notes due 2028 and the 1.650% Notes due 2032.	8-K	8/18/2020	4.2
4.16	Form of 1.300% Rule 144A Global Notes due 2028.	8-K	8/18/2020	4.3
4.17	Form of 1.650% Rule 144A Global Notes due 2032.	8-K	8/18/2020	4.5
4.18	Officers’ Certificate, dated January 6, 2021, for the 1.300% Notes due 2028 and the 1.650% Notes due 2032.	10-Q	2/3/2021	4.23
4.19	Form of 1.300% Notes due 2028.	10-Q	2/3/2021	4.24
4.20	Form of 1.650% Notes due 2032.	10-Q	2/3/2021	4.25

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
4.21	Officers’ Certificate, dated May 9, 2022, for the 4.250% Notes due 2032 and the 4.500% Notes due 2052.	8-K	5/9/2022	4.2
4.22	Form of 4.250% Notes due 2032.	8-K	5/9/2022	4.3
4.23	Form of 4.500% Notes due 2052.	8-K	5/9/2022	4.4
4.24	Officers’ Certificate, dated November 9, 2022, for the 5.400% Notes due 2033 and the 6.000% Notes due 2053.	8-K	11/9/2022	4.2
4.25	Form of 5.400% Notes due 2033.	8-K	11/9/2022	4.3
4.26	Form of 6.000% Notes due 2053.	8-K	11/9/2022	4.4
10.23	Form of Qualcomm Incorporated 2016 Long-Term Incentive Plan Executive Performance Stock Unit Award Grant Notice and Executive Performance Stock Unit Award Agreement (2022 Form). (2)				X
10.24	Form of Qualcomm Incorporated 2016 Long-Term Incentive Plan Executive Restricted Stock Unit Award Grant Notice and Executive Restricted Stock Unit Award Agreement (2022 Form). (2)				X
10.25	Form of 2023 Annual Cash Incentive Plan Performance Unit Agreement. (2)				X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cristiano R. Amon.				X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Akash Palkhiwala.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Cristiano R. Amon.				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Akash Palkhiwala.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(1)We shall furnish supplementally a copy of any omitted schedule to the Commission upon request.
(2)Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
Dated: February 2, 2023	/s/ Akash Palkhiwala
Akash Palkhiwala
Chief Financial Officer