Form 10-Q
period 2023-03-26
QUALCOMM INC/DE
filed 2023-05-03
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2023
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock was 1,114 million at May 1, 2023.

QUALCOMM Incorporated
Form 10-Q
For the Quarter Ended March 26, 2023

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
RISKS RELATED TO HUMAN CAPITAL MANAGEMENT
•We may not be able to attract and retain qualified employees, and recent changes to our hybrid work model may not be successful.
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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)
(Unaudited)

	March 26, 2023	September 25, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,488	$2,773
Marketable securities	3,188	3,609
Accounts receivable, net	3,691	5,643
Inventories	6,858	6,341
Held for sale assets	816	733
Other current assets	1,032	1,625
Total current assets	19,073	20,724
Deferred tax assets	2,477	1,803
Property, plant and equipment, net	5,281	5,168
Goodwill	10,579	10,508
Other intangible assets, net	1,727	1,882
Held for sale assets	1,251	1,200
Other assets	7,974	7,729
Total assets	$48,362	$49,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,430	$3,796
Payroll and other benefits related liabilities	1,227	1,486
Unearned revenues	277	369
Short-term debt	499	1,945
Held for sale liabilities	648	581
Other current liabilities	3,785	3,689
Total current liabilities	7,866	11,866
Unearned revenues	104	144
Income taxes payable	1,084	1,472
Long-term debt	15,486	13,537
Held for sale liabilities	116	119
Other liabilities	4,008	3,863
Total liabilities	28,664	31,001

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,114 and 1,121 shares issued and outstanding, respectively	—	195
Retained earnings	19,280	17,840
Accumulated other comprehensive income (loss)	418	(22)
Total stockholders’ equity	19,698	18,013
Total liabilities and stockholders’ equity	$48,362	$49,014

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
Revenues:
Equipment and services	$7,846	$9,417	$15,630	$18,098
Licensing	1,429	1,747	3,108	3,770
Total revenues	9,275	11,164	18,738	21,868
Costs and expenses:
Cost of revenues	4,153	4,648	8,197	8,951
Research and development	2,210	2,034	4,461	3,963
Selling, general and administrative	614	624	1,238	1,232
Other	208	—	288	—
Total costs and expenses	7,185	7,306	14,184	14,146
Operating income	2,090	3,858	4,554	7,722
Interest expense	(179)	(137)	(348)	(275)
Investment and other (expense) income, net	(16)	(298)	60	(158)
Income from continuing operations before income taxes	1,895	3,423	4,266	7,289
Income tax expense	(193)	(489)	(291)	(956)
Income from continuing operations	1,702	2,934	3,975	6,333
Discontinued operations, net of income taxes	2	—	(36)	—
Net income	$1,704	$2,934	$3,939	$6,333

Basic earnings (loss) per share:
Continuing operations	$1.53	$2.61	$3.55	$5.63
Discontinued operations	—	—	(0.03)	—
Net income	$1.53	$2.61	$3.52	$5.63
Diluted earnings (loss) per share:
Continuing operations	$1.52	$2.57	$3.52	$5.55
Discontinued operations	—	—	(0.03)	—
Net income	$1.52	$2.57	$3.49	$5.55
Shares used in per share calculations:
Basic	1,116	1,125	1,119	1,124
Diluted	1,123	1,140	1,127	1,141

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
Net income	$1,704	$2,934	$3,939	$6,333
Other comprehensive income, net of income taxes:
Foreign currency translation gains (losses)	72	(41)	234	(83)
Net unrealized gains (losses) on available-for-sale debt securities	21	(61)	36	(80)
Net unrealized gains on derivative instruments	16	270	134	272
Other gains	6	—	6	—
Other reclassifications included in net income	10	(11)	30	(22)
Total other comprehensive income	125	157	440	87
Comprehensive income	$1,829	$3,091	$4,379	$6,420

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	March 26, 2023	March 27, 2022
Operating Activities:
Net income from continuing operations	$3,975	$6,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	868	834
Income tax provision less than income tax payments	(631)	(403)
Share-based compensation expense	1,262	994
Net (gains) losses on marketable securities and other investments	(45)	213
Impairment losses on other investments	101	21
Other items, net	16	(56)
Changes in assets and liabilities:
Accounts receivable, net	1,964	(501)
Inventories	(396)	(1,337)
Other assets	615	(1,812)
Trade accounts payable	(2,358)	979
Payroll, benefits and other liabilities	(672)	(371)
Unearned revenues	(86)	(139)
Net cash used by operating activities from discontinued operations	(61)	—
Net cash provided by operating activities	4,552	4,755
Investing Activities:
Capital expenditures	(851)	(1,074)
Purchases of debt and equity marketable securities	(22)	(936)
Proceeds from sales and maturities of debt and equity marketable securities	491	1,563
Acquisitions and other investments, net of cash acquired	(61)	(288)
Proceeds from sales of property, plant and equipment	121	—
Proceeds from other investments	11	97
Other items, net	(4)	—
Net cash used by investing activities from discontinued operations	(42)	—
Net cash used by investing activities	(357)	(638)
Financing Activities:
Proceeds from short-term debt	4,668	1,462
Repayment of short-term debt	(4,668)	(1,462)
Proceeds from long-term debt	1,880	—
Repayment of long-term debt	(1,446)	—
Proceeds from issuance of common stock	232	187
Repurchases and retirements of common stock	(2,173)	(2,129)
Dividends paid	(1,676)	(1,529)
Payments of tax withholdings related to vesting of share-based awards	(332)	(562)
Other items, net	(43)	(11)
Net cash used by financing activities	(3,558)	(4,044)
Effect of exchange rate changes on cash and cash equivalents	46	(16)
Net increase in total cash and cash equivalents	683	57
Total cash and cash equivalents at beginning of period (including $326 million classified as held for sale at September 25, 2022)	3,099	7,116
Total cash and cash equivalents at end of period (including $294 million classified as held for sale at March 26, 2023)	$3,782	$7,173
    See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
Total stockholders’ equity, beginning balance	$18,810	$11,333	$18,013	$9,950

Common stock and paid-in capital:
Balance at beginning of period	$—	$—	$195	$—
Common stock issued under employee benefit plans	194	186	232	187
Repurchases and retirements of common stock	(827)	(640)	(1,418)	(662)
Share-based compensation	656	516	1,323	1,037
Tax withholdings related to vesting of share-based payments	(23)	(62)	(332)	(562)
Balance at end of period	—	—	—	—

Retained earnings:
Balance at beginning of period	18,517	11,275	17,840	9,822
Net income	1,704	2,934	3,939	6,333
Repurchases and retirements of common stock	(76)	(311)	(755)	(1,467)
Dividends	(865)	(785)	(1,744)	(1,575)
Balance at end of period	19,280	13,113	19,280	13,113

Accumulated other comprehensive income (loss):
Balance at beginning of period	293	58	(22)	128
Other comprehensive income	125	157	440	87
Balance at end of period	418	215	418	215

Total stockholders’ equity, ending balance	$19,698	$13,328	$19,698	$13,328

Dividends per share announced	$0.75	$0.68	$1.50	$1.36
See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies Update
Financial Statement Preparation. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended September 25, 2022. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three and six months ended March 26, 2023 and March 27, 2022 included 13 weeks and 26 weeks, respectively.
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
Note 2. Composition of Certain Financial Statement Items

Inventories (in millions)
	March 26, 2023	September 25, 2022
Raw materials	$219	$221
Work-in-process	4,248	3,329
Finished goods	2,391	2,791
	$6,858	$6,341
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
QCT revenue streams were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
Handsets (1)	$6,105	$7,349	$11,860	$14,338
Automotive (2)	447	371	903	659
IoT (3)	1,390	1,828	3,071	3,398
Total QCT revenues	$7,942	$9,548	$15,834	$18,395
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
Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods generally include certain QCT sales-based royalty revenues related to system software, certain amounts related to QCT customer incentives and QTL royalty revenues recognized related to devices sold in prior periods (including adjustments to prior period royalty estimates, which includes the impact of the reporting by our licensees of actual royalties due) and were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
Revenues recognized from previously satisfied performance obligations	$170	$185	$337	$367
Unearned revenues (which are considered contract liabilities) consist primarily of certain customer contracts for which QCT received fees upfront and QTL license fees for intellectual property with continuing performance obligations. In the six months ended March 26, 2023 and March 27, 2022, we recognized revenues of $241 million and $340 million, respectively, that were recorded as unearned revenues at September 25, 2022 and September 26, 2021, respectively.
Remaining performance obligations, which are primarily included in unearned revenues (as presented on our condensed consolidated balance sheet), represent the aggregate amount of the transaction price of certain customer contracts yet to be recognized as revenues as of the end of the reporting period and exclude revenues related to (a) contracts that have an original expected duration of one year or less and (b) sales-based royalties (i.e., future royalty revenues) pursuant to our license agreements.
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

	Three Months Ended		Six Months Ended
	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
Customer/licensee (x)	27%	19%	31%	22%
Customer/licensee (y)	25	19	19	19
Customer/licensee (z)	*	10	*	*
*Less than 10%

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Expenses. Other expenses in the three and six months ended March 26, 2023 consisted of $208 million and $288 million, respectively, in restructuring and restructuring-related charges, substantially all of which related to severance costs, resulting from certain cost reduction initiatives committed to in fiscal 2023. We expect these actions to be substantially completed (including payments of the related severance) by the end of fiscal 2023. We may incur additional restructuring and restructuring-related charges, as the actual amount of costs may differ from our current expectations and estimates, and as we further evaluate our operating expenses.

Investment and Other (Expense) Income, Net (in millions)
	Three Months Ended		Six Months Ended
	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
Interest and dividend income	$59	$20	$114	$37
Net gains (losses) on marketable securities	9	(240)	20	(223)
Net (losses) gains on other investments	—	(21)	—	73
Net gains (losses) on deferred compensation plan assets	21	(43)	47	(30)
Impairment losses on other investments	(87)	(20)	(101)	(21)
Other	(18)	6	(20)	6
	$(16)	$(298)	$60	$(158)
Note 3. Income Taxes
We estimate our annual effective income tax rate to be 8% for fiscal 2023, which is lower than the U.S. federal statutory rate, primarily due to (i) a significant portion of our income qualifying for preferential treatment as foreign-derived intangible income (FDII) at a 13% effective tax rate, which includes certain benefits discussed below from the new requirement to capitalize research and development expenditures for federal income tax purposes, (ii) benefits from our federal research and development tax credit and (iii) benefits related to foreign currency gains on a noncurrent receivable related to our refund claim of Korean withholding tax. Our effective tax rate of 10% for the second quarter of fiscal 2023 was higher than our estimated annual effective tax rate of 8% primarily due to foreign currency gains realized in the first quarter of fiscal 2023 on a noncurrent receivable related to our refund claim of Korean withholding tax.
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
Income taxes payable (recorded in other current liabilities) were $1.3 billion and $634 million at March 26, 2023 and September 25, 2022, respectively. This increase was primarily due to the recent announcement (IR-2023-33) by the Internal Revenue Service (IRS), which postponed our remaining current year U.S. federal income tax-payment deadlines until October 2023.
Note 4. Capital Stock
Stock Repurchase Program. On October 12, 2021, we announced a $10.0 billion stock repurchase program. The stock repurchase program has no expiration date. At March 26, 2023, $5.9 billion remained authorized for repurchase under our stock repurchase program.
Shares Outstanding. Shares of common stock outstanding at March 26, 2023 were as follows (in millions):

Balance at September 25, 2022	1,121
Issued	11
Repurchased	(18)
Balance at March 26, 2023	1,114

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dividends. On March 8, 2023, we announced a 7% increase in our quarterly dividend per share of common stock from $0.75 to $0.80, which is effective for dividends payable after March 23, 2023. On April 12, 2023, we announced a cash dividend of $0.80 per share on our common stock, payable on June 22, 2023 to stockholders of record as of the close of business on June 1, 2023.
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

	Three Months Ended		Six Months Ended
	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
Dilutive common share equivalents included in diluted shares	7	16	8	17
Shares of common stock equivalents not included because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period	5	—	5	—
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
At March 26, 2023, the aggregate fair value of our outstanding floating- and fixed-rate notes, based on Level 2 inputs, was approximately $15.1 billion.
Interest Rate Swaps. At September 25, 2022, we had outstanding forward-starting interest rate swaps with an aggregate notional amount, denominated in U.S. dollars, of $1.6 billion. During the first quarter of fiscal 2023, in connection with the issuance of the November 2022 Notes, we terminated these swaps, and the related gains of $334 million, included within accumulated comprehensive income, are being recorded as a reduction to interest expense over the hedged portions of the related debt.
Commercial Paper Program. We have an unsecured commercial paper program, which provides for the issuance of up to $4.5 billion of commercial paper. At March 26, 2023 and September 25, 2022, we had $499 million of outstanding commercial paper recorded as short-term debt.
Note 6. Commitments and Contingencies
Legal and Regulatory Proceedings.
Consolidated Securities Class Action Lawsuit: On January 23, 2017 and January 26, 2017, securities class action complaints were filed by purported stockholders of us in the United States District Court for the Southern District of California against us and certain of our then current and former officers and directors. The complaints alleged, among other things, that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with certain allegations that we are or were engaged in anticompetitive conduct. The complaints sought unspecified damages, interest, fees and costs. On May 4, 2017, the court consolidated the two actions, and on July 3, 2017, the plaintiffs filed a consolidated amended complaint asserting the same basic theories of liability and requesting the same basic relief. On May 23, 2022, the plaintiffs filed a motion for class certification, and a hearing on the motion was held on October 19, 2022. On March 20, 2023, the court issued an order granting in part and denying in part the plaintiffs’ motion for class certification. The order denied class certification on the basis of alleged misrepresentations relating to our chip-level licensing practices, but certified a class on the basis of alleged misrepresentations relating to the separate operations of QCT and QTL. No trial date has been set.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On April 3, 2023, we filed a petition with the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) seeking permission to appeal the district court’s class certification order. We believe the plaintiffs’ claims are without merit.
Consumer Class Action Lawsuits: Beginning in January 2017, a number of consumer class action complaints were filed against us in the United States District Courts for the Southern and Northern Districts of California, each on behalf of a putative class of purchasers of cellular phones and other cellular devices. In April 2017, the Judicial Panel on Multidistrict Litigation transferred the cases that had been filed in the Southern District of California to the Northern District of California. On July 11, 2017, the plaintiffs filed a consolidated amended complaint alleging that we violated California and federal antitrust and unfair competition laws by, among other things, refusing to license standard-essential patents to our competitors, conditioning the supply of certain of our baseband chipsets on the purchaser first agreeing to license our entire patent portfolio, entering into exclusive deals with companies, including Apple Inc., and charging unreasonably high royalties that do not comply with our commitments to standard setting organizations. The complaint sought unspecified damages and disgorgement and/or restitution, as well as an order that we be enjoined from further unlawful conduct. On July 5, 2018, the plaintiffs filed a motion for class certification, and on September 27, 2018, the court granted that motion. We appealed the district court’s class certification order to the Ninth Circuit. On September 29, 2021, the Ninth Circuit vacated the class certification order, ruling that the district court had failed to correctly assess the propriety of applying California law to a nationwide class, and remanded the case to the district court. On June 10, 2022, the plaintiffs filed an amended complaint, limiting the proposed class to California residents rather than a nationwide class. On August 1, 2022, we filed a motion to dismiss the amended complaint, and on November 15, 2022, the court held a hearing on our motion. On January 6, 2023, the court issued an order granting in part and denying in part our motion to dismiss. The order preserved the plaintiffs’ claims related to exclusive dealing under California antitrust and unfair competition laws and dismissed the remainder of the plaintiffs’ claims, which were related to our licensing practices. On April 7, 2023, we filed a motion for summary judgment on the plaintiffs’ remaining claims. A hearing on our motion is scheduled for July 20, 2023. We believe the plaintiffs’ claims are without merit.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
On February 21, 2017, we filed an action in the Seoul High Court to cancel the KFTC’s decision. The Seoul High Court held hearings concluding on August 14, 2019, and on December 4, 2019, announced its judgment affirming certain portions of the KFTC’s decision and finding other portions of the KFTC’s decision unlawful. The Seoul High Court cancelled the KFTC’s remedial orders described in (c) above, and solely insofar as they correspond thereto, the Seoul High Court cancelled the KFTC’s remedial orders described in (d) above. The Seoul High Court dismissed the remainder of our action to cancel the KFTC’s decision. On December 19, 2019, we filed a notice of appeal to the Korea Supreme Court challenging those portions of the Seoul High Court decision that are not in our favor. The KFTC filed a notice of appeal to the Korea Supreme Court challenging the portions of the Seoul High Court decision that are not in its favor. On April 12, 2023, the Korea Supreme Court delivered its judgment, which dismissed all appeals by both Qualcomm and the KFTC, affirming the judgment of the Seoul High Court. The Korea Supreme Court judgment concludes the appeal process.
Korea Fair Trade Commission (KFTC) Investigation (2020): On June 8, 2020, the KFTC informed us that it was conducting an investigation of us relating to the MRFTA. The KFTC did not provide a formal notice on the scope of its investigation, but we believe it concerned our business practices in connection with our sale of RFFE components. On April 18, 2023, the KFTC informed us that it had closed its investigation without finding any violation.
Icera Complaint to the European Commission (EC): On June 7, 2010, the EC notified and provided us with a redacted copy of a complaint filed with the EC by Icera, Inc. (subsequently acquired by Nvidia Corporation) alleging that we were engaged in anticompetitive activity. On July 16, 2015, the EC announced that it had initiated formal proceedings in this matter. On July 18, 2019, the EC issued a decision finding that between 2009 and 2011, we engaged in predatory pricing by selling certain baseband chipsets to two customers at prices below cost with the intention of hindering competition and imposed a fine of approximately 242 million euros. On October 1, 2019, we filed an appeal of the EC’s decision with the General Court of the European Union. From March 13, 2023 to March 15, 2023, the court held a hearing on our appeal. The court has not yet issued a ruling. We believe that our business practices do not violate the European Union (EU) competition rules.

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
Contingent Losses and Other Considerations: We will continue to vigorously defend ourselves in the pending matters described above. However, litigation and investigations are inherently uncertain, and we face difficulties in evaluating or estimating likely outcomes or ranges of possible loss, particularly in antitrust and trade regulation investigations. Other than with respect to the EC fine related to the Icera Complaint to the European Commission, we have not recorded any accrual at March 26, 2023 for contingent losses associated with these matters based on our belief that losses, while reasonably possible, are not probable. Further, any possible amount or range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. We are engaged in numerous other legal actions not described above arising in the ordinary course of our business (for example, proceedings relating to employment matters or the initiation or defense of proceedings relating to intellectual property rights) and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
The table below presents revenues and EBT for reportable segments (in millions):

	Three Months Ended		Six Months Ended
	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
Revenues
QCT	$7,942	$9,548	$15,834	$18,395
QTL	1,290	1,580	2,814	3,398
QSI	7	6	13	14
Reconciling items	36	30	77	61
Total	$9,275	$11,164	$18,738	$21,868
EBT
QCT	$2,107	$3,340	$4,291	$6,455
QTL	871	1,154	1,988	2,560
QSI	(53)	(269)	(61)	(147)
Reconciling items	(1,030)	(802)	(1,952)	(1,579)
Total	$1,895	$3,423	$4,266	$7,289

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Reconciling items for revenues and EBT in the previous table were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
Revenues
Nonreportable segments	$36	$30	$77	$61
EBT
Unallocated cost of revenues	$(47)	$(53)	$(112)	$(106)
Unallocated research and development expenses	(494)	(433)	(1,018)	(886)
Unallocated selling, general and administrative expenses	(126)	(138)	(292)	(292)
Unallocated other expenses (Note 2)	(208)	—	(288)	—
Unallocated interest expense	(178)	(137)	(348)	(275)
Unallocated investment and other income (expense), net	36	(34)	123	(11)
Nonreportable segments	(13)	(7)	(17)	(9)
	$(1,030)	$(802)	$(1,952)	$(1,579)

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
At March 26, 2023, we had agreed to provide certain funding of approximately $300 million to the Non-Arriver businesses while SSW Partners sells these businesses, of which approximately $50 million of funding remained available to the Non-Arriver businesses. Such amounts, along with cash retained in the Non-Arriver businesses, are expected to be used to fund working and other near-term capital needs, as well as certain costs incurred in connection with the close of the acquisition.
Although we do not own or operate the Non-Arriver businesses, we are the primary beneficiary, within the meaning of the Financial Accounting Standards Board (FASB) accounting guidance related to consolidation (ASC 810), of these businesses under the variable interest model. Factors considered in reaching this conclusion included, among others: (i) our involvement in the design of and our funding of substantially all of the total cash consideration payable in the transaction and (ii) our obligations to absorb losses and rights to receive returns from the Non-Arriver businesses.
In December 2022, Magna entered into a definitive agreement to acquire the Active Safety business from SSW Partners for approximately $1.5 billion in cash, subject to working capital and other purchase price adjustments. The sale is subject to certain regulatory approvals and other customary closing conditions. We expect that SSW Partners will complete the sale of both Non-Arriver businesses within fiscal 2023, subject to any required regulatory approvals and other closing conditions being met. Accordingly, the assets and liabilities of the Non-Arriver businesses (the majority of which relate to the Active Safety business) are consolidated and presented as held for sale on our condensed consolidated balance sheet, and the operating results are presented as discontinued operations.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our accounting purchase price was approximately $4.3 billion, substantially all of which relates to our share of cash consideration at close for the outstanding common shares of Veoneer and the Magna termination fee and excludes Veoneer’s convertible senior notes that are reflected as an assumed liability.
The allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values was as follows (in millions):

Cash	$30
Current held for sale assets, net of costs to sell (1)	626
Completed technology-based intangible assets	349
In-process research and development (IPR&D)	298
Goodwill	2,793
Noncurrent held for sale assets (1)	1,186
Other assets	326
Total assets	5,608
Current held for sale liabilities (1)	(677)
Convertible senior notes	(352)
Noncurrent held for sale liabilities (1)	(128)
Other liabilities	(200)
Total liabilities	(1,357)
Net assets acquired	$4,251
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
Goodwill related to this transaction was allocated to our QCT segment, $471 million of which is expected to be deductible for tax purposes. Goodwill is primarily attributable to assembled workforce and certain synergies expected to arise after the acquisition. Completed technology-based intangible assets will be amortized on a straight-line basis over the weighted-average useful life of nine years. IPR&D relates to a single project that is expected to be completed in fiscal 2025. Upon completion, we expect the IPR&D to be amortized over its useful life of seven years. We valued the completed technology and IPR&D using an income approach based on significant unobservable inputs.
The Non-Arriver businesses are presented as discontinued operations on a one quarter reporting lag. Pro forma results of operations have not been presented because the effects of this acquisition were not material to our consolidated results of operations. The cash flows used by the Non-Arriver businesses are reflected as discontinued operations and are classified as operating, investing and financing activities in the consolidated statements of cash flows.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9. Fair Value Measurements and Marketable Securities
The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 26, 2023 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,779	$367	$—	$2,146
Marketable securities:
Corporate bonds and notes	—	2,943	—	2,943
Equity securities	145	—	—	145
Mortgage- and asset-backed securities	—	84	—	84
U.S. Treasury securities and government-related securities	—	16	—	16
Total marketable securities	145	3,043	—	3,188
Derivative instruments	—	37	—	37
Other investments	731	—	20	751
Total assets measured at fair value	$2,655	$3,447	$20	$6,122
Liabilities
Derivative instruments	$—	$210	$—	$210
Other liabilities	730	—	—	730
Total liabilities measured at fair value	$730	$210	$—	$940
At March 26, 2023 and September 25, 2022, our marketable securities were all classified as current and were primarily comprised of available-for-sale debt securities (substantially all of which were corporate bonds and notes).
The contractual maturities of available-for-sale debt securities were as follows (in millions):

March 26, 2023
Years to Maturity
Less than one year	$1,463
One to five years	1,496
No single maturity date	84
Total	$3,043
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
Second Quarter Fiscal 2023 Overview
Revenues for the second quarter of fiscal 2023 were $9.3 billion, a decrease of 17% compared to the year ago quarter, with net income of $1.7 billion, a decrease of 42% compared to the year ago quarter. Key items from the second quarter of fiscal 2023 included:
•QCT and QTL revenues were negatively impacted by the weakness in the macroeconomic environment (which negatively impacted consumer demand for smartphones and other devices that incorporate our products and technologies) and our customers drawing down on their inventory (which is at elevated levels given the rapid deceleration in consumer demand and the easing of supply constraints that occurred during the second half of calendar 2022).
•QCT revenues decreased by 17% in the second quarter of fiscal 2023 compared to the year ago quarter due to lower handset and IoT revenues, partially offset by higher automotive revenues.
•QTL revenues decreased by 18% in the second quarter of fiscal 2023 compared to the year ago quarter.
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
Results of Operations

Revenues (in millions)
	Three Months Ended			Six Months Ended
	March 26, 2023	March 27, 2022	Change	March 26, 2023	March 27, 2022	Change
Equipment and services	$7,846	$9,417	$(1,571)	$15,630	$18,098	$(2,468)
Licensing	1,429	1,747	(318)	3,108	3,770	(662)
	$9,275	$11,164	$(1,889)	$18,738	$21,868	$(3,130)
Second quarter 2023 vs. 2022
The decrease in revenues in the second quarter of fiscal 2023 was primarily due to:
-    $1.6 billion in lower equipment and services revenues from our QCT segment
-    $290 million in lower licensing revenues from our QTL segment
First six months 2023 vs. 2022
The decrease in revenues in the first six months of fiscal 2023 was primarily due to:
-    $2.5 billion in lower equipment and services revenues from our QCT segment
-    $584 million in lower licensing revenues from our QTL segment

Costs and Expenses (in millions, except percentages)
	Three Months Ended			Six Months Ended
	March 26, 2023	March 27, 2022	Change	March 26, 2023	March 27, 2022	Change
Cost of revenues	$4,153	$4,648	$(495)	$8,197	$8,951	$(754)
Gross margin	55%	58%		56%	59%
Second quarter and first six months 2023 vs. 2022
Gross margin percentage decreased in the second quarter and first six months of fiscal 2023 primarily due to a decrease in QCT gross margin.

	Three Months Ended			Six Months Ended
	March 26, 2023	March 27, 2022	Change	March 26, 2023	March 27, 2022	Change
Research and development	$2,210	$2,034	$176	$4,461	$3,963	$498
% of revenues	24%	18%		24%	18%
Second quarter 2023 vs. 2022
The increase in research and development expenses in the second quarter of fiscal 2023 was primarily due to:
+    $106 million increase in share-based compensation expense
+    $33 million increase driven by higher costs related to the development of wireless and integrated circuit technologies (including 5G and application processor technologies), primarily driven by an increase in employee-related expenses (which included lower employee cash incentive program costs)
First six months 2023 vs. 2022
The increase in research and development expenses in the first six months of fiscal 2023 was primarily due to:
+    $237 million increase driven by higher costs related to the development of wireless and integrated circuit technologies (including 5G and application processor technologies), primarily driven by an increase in employee-related expenses (which included lower employee cash incentive program costs)
+    $216 million increase in share-based compensation expense

	Three Months Ended			Six Months Ended
	March 26, 2023	March 27, 2022	Change	March 26, 2023	March 27, 2022	Change
Selling, general and administrative	$614	$624	$(10)	$1,238	$1,232	$6
% of revenues	7%	6%		7%	6%
Second quarter and first six months 2023 vs. 2022
Selling, general and administrative expenses in the second quarter and first six months of fiscal 2023 remained largely flat.

	Three Months Ended			Six Months Ended
	March 26, 2023	March 27, 2022	Change	March 26, 2023	March 27, 2022	Change
Other expense	$208	$—	$208	$288	$—	$288
Second quarter and first six months 2023 vs. 2022
Other expense in the second quarter and first six months of fiscal 2023 consisted of restructuring and restructuring-related charges, substantially all of which related to severance costs, resulting from certain cost reduction initiatives committed to in fiscal 2023. Additional information regarding our restructuring charges is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items - Other Expenses.”

Interest Expense and Investment and Other Income, Net (in millions)
	Three Months Ended			Six Months Ended
	March 26, 2023	March 27, 2022	Change	March 26, 2023	March 27, 2022	Change
Interest expense	$179	$137	$42	$348	$275	$73

Investment and other income, net
Interest and dividend income	$59	$20	$39	$114	$37	$77
Net gains (losses) on marketable securities	9	(240)	249	20	(223)	243
Net (losses) gains on other investments	—	(21)	21	—	73	(73)
Net gains (losses) on deferred compensation plan assets	21	(43)	64	47	(30)	77
Impairment losses on other investments	(87)	(20)	(67)	(101)	(21)	(80)
Other	(18)	6	(24)	(20)	6	(26)
	$(16)	$(298)	$282	$60	$(158)	$218
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

	Three Months Ended		Six Months Ended
	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
Expected income tax provision at federal statutory tax rate	$398	$719	$896	$1,531
Benefit from foreign-derived intangible income (FDII) deduction related to capitalizing research and development expenditures	(140)	—	(252)	—
Benefit from FDII deduction, excluding the impact of capitalizing research and development expenditures	(88)	(203)	(209)	(344)
Benefit related to the research and development tax credit	(68)	(46)	(122)	(104)
Foreign currency losses (gains) related to foreign withholding tax receivable	17	36	(113)	48
Shortfall (excess) tax benefit associated with share-based awards	2	(27)	(21)	(215)
Other	72	10	112	40
Income tax expense	$193	$489	$291	$956
Effective tax rate	10%	14%	7%	13%
We estimate our annual effective income tax rate to be 8% for fiscal 2023, which is lower than the U.S. federal statutory rate. Additional information regarding our annual effective income tax rate and income tax expense (including discussion related to the impact of the new requirement to capitalize research and development expenditures for federal income tax purposes) is provided in this Quarterly Report in “Notes to Condensed Consolidated Statements, Note. 3 Income Taxes.”

Discontinued Operations (in millions)
	Three Months Ended			Six Months Ended
	March 26, 2023	March 27, 2022	Change	March 26, 2023	March 27, 2022	Change
Discontinued operations, net of income taxes	$2	$—	$2	$(36)	$—	$(36)

Discontinued operations in the second quarter and first six months of fiscal 2023 related to net income (losses) from the Non-Arriver businesses. Information regarding the Non-Arriver businesses is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 8. Acquisitions.”
Segment Results
The following should be read in conjunction with our financial results for the second quarter of fiscal 2023 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 7. Segment Information.”
QCT Segment (in millions, except percentages)

	Three Months Ended			Six Months Ended
	March 26, 2023	March 27, 2022	Change	March 26, 2023	March 27, 2022	Change
Revenues
Handsets	$6,105	$7,349	$(1,244)	$11,860	$14,338	$(2,478)
Automotive	447	371	76	903	659	244
IoT (internet of things)	1,390	1,828	(438)	3,071	3,398	(327)
Total revenues (1)	$7,942	$9,548	$(1,606)	$15,834	$18,395	$(2,561)
EBT (2)	$2,107	$3,340	$(1,233)	$4,291	$6,455	$(2,164)
EBT as a % of revenues	27%	35%	-8 points	27%	35%	-8 points
(1) Beginning in the first quarter of fiscal 2023, QCT RFFE (radio frequency front-end) revenues, which were previously presented as a separate revenue stream, are now included within our Handset, Automotive and internet of things (IoT) revenue streams, as applicable, based on the industry and application in which the related RFFE products are sold. Prior period information has been recast to reflect this change. Descriptions of our three QCT revenue streams can be found in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Item.”
(2) Earnings (loss) before income taxes.
Substantially all of QCT’s revenues consist of equipment and services revenues, which were $7.8 billion and $9.4 billion in the second quarter of fiscal 2023 and 2022, respectively and $15.5 billion and $18.0 billion in the first six months of fiscal 2023 and 2022, respectively. QCT handsets, automotive and IoT revenues mostly relate to sales of our Snapdragon platforms (which include processors and modems), stand-alone Mobile Data Modems, radio frequency transceiver, power management and wireless connectivity integrated chipsets as well as sales of 4G, 5G sub 6 and 5G millimeter wave RFFE products.
Second quarter 2023 vs. 2022
The decrease in QCT revenues in the second quarter of fiscal 2023 was primarily due to:
-    lower handsets revenues, primarily driven by $1.5 billion in lower chipset shipments to certain major OEMs (primarily driven by the negative effects of the macroeconomic environment weakness and customers drawing down on their elevated inventory levels), partially offset by $498 million in higher revenues per chipset primarily driven by increases in average selling prices
-    lower IoT revenues, primarily driven by a decrease in demand across consumer, edge networking and industrial products (primarily driven by the negative effects of the macroeconomic environment weakness and customers drawing down on their elevated inventory levels)
+    higher automotive revenues, primarily driven by an increase in demand for digital cockpit products
QCT EBT as a percentage of revenues decreased in the second quarter of fiscal 2023 primarily due to:
-    lower revenues
-    lower gross margin percentage, primarily driven by increased product costs and unfavorable mix, partially offset by increases in average selling prices
-    higher operating expenses, primarily driven by higher research and development expenses
First six months 2023 vs. 2022
The decrease in QCT revenues in the first six months of fiscal 2023 was primarily due to:
-    lower handsets revenues, primarily driven by $3.1 billion in lower chipset shipments to certain major OEMs (primarily driven by the negative effects of the macroeconomic environment weakness and customers drawing down on their elevated inventory levels), partially offset by $845 million in higher revenues per chipset primarily driven by increases in average selling prices

-    lower IoT revenues, primarily driven by a decrease in demand across consumer and edge networking products (primarily driven by the negative effects of the macroeconomic environment weakness and customers drawing down on their elevated inventory levels)
+    higher automotive revenues, primarily driven by an increase in demand for digital cockpit products
QCT EBT as a percentage of revenues decreased in the first six months of fiscal 2023 primarily due to:
-    lower revenues
-    lower gross margin percentage, primarily driven by increased product costs and unfavorable mix, partially offset by increases in average selling prices
-    higher operating expenses, primarily driven by higher research and development expenses
QTL Segment (in millions, except percentages)

	Three Months Ended			Six Months Ended
	March 26, 2023	March 27, 2022	Change	March 26, 2023	March 27, 2022	Change
Licensing revenues	$1,290	$1,580	$(290)	$2,814	$3,398	$(584)
EBT	871	1,154	(283)	1,988	2,560	(572)
EBT as a % of revenues	68%	73%	-5 points	71%	75%	-4 points
Second quarter 2023 vs. 2022
The decrease in QTL licensing revenues in the second quarter of fiscal 2023 was primarily due to:
-    $192 million decrease in volume of estimated sales of 3G/4G/5G-based multimode products, primarily driven by the macroeconomic environment weakness
-    $68 million decrease in revenues from the ending of the recognition of certain upfront license fee consideration in the first quarter of fiscal 2023 from our long-term license agreement with Nokia
QTL EBT as a percentage of revenues decreased in the second quarter of fiscal 2023 primarily due to lower revenues.
First six months 2023 vs. 2022
The decrease in QTL licensing revenues in the first six months of fiscal 2023 was primarily due to:
-    $506 million decrease in volume of estimated sales of 3G/4G/5G-based multimode products, primarily driven by the macroeconomic environment weakness
-    $68 million decrease in revenues from the ending of the recognition of certain upfront license fee consideration in the first quarter of fiscal 2023 from our long-term license agreement with Nokia
QTL EBT as a percentage of revenues decreased in the first six months of fiscal 2023 primarily due to lower revenues.
QSI Segment (in millions)

	Three Months Ended			Six Months Ended
	March 26, 2023	March 27, 2022	Change	March 26, 2023	March 27, 2022	Change
Equipment and services revenues	$7	$6	$1	$13	$14	$(1)
Loss before income taxes	(53)	(269)	216	(61)	(147)	86
Second quarter and first six months of 2023 vs. 2022
QSI loss before income taxes in the second quarter and first six months of fiscal 2023 was primarily driven by impairment losses on certain equity investments.
QSI loss before income taxes in the second quarter and first six months of fiscal 2022 was primarily driven by losses on marketable securities resulting from the change in fair value of certain of our marketable equity investments in early or growth stage companies.
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
As we look forward to the next several quarters:
•We expect the current macroeconomic environment challenges to continue (which will negatively impact demand for smartphones and other devices that incorporate our products and technologies) and that our customers will continue to draw down on their inventory (which is at elevated levels given the rapid deceleration in demand and the easing of supply constraints that occurred during the second half of calendar 2022), and that both of these dynamics will continue to have a negative impact on our revenues, results of operations and cash flows compared to the prior year, and will impact our historical QCT seasonal trends. These dynamics have also contributed to our elevated inventory levels and contribute to the inherent uncertainties in estimating future customer demand, which may increase excess or obsolete inventory or reserve charges if we overestimate such demand, negatively impacting our results of operations and cash flows.
•We expect to continue to see price increases from certain of our key semiconductor wafer suppliers compared to the prior year.
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
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and cash provided by our debt programs. The following tables present selected financial information related to our liquidity at March 26, 2023 and September 25, 2022 and for the first six months of fiscal 2023 and 2022 (in millions):

	March 26, 2023	September 25, 2022	Change
Cash and cash equivalents (1)	$3,488	$2,773	$715
Marketable securities	3,188	3,609	(421)
Cash, cash equivalents and marketable securities	$6,676	$6,382	$294
(1) Excludes $294 million and $326 million of cash and cash equivalents classified as held for sale (included in other current assets) at March 26, 2023 and September 25, 2022, respectively.

	Six Months Ended
	March 26, 2023	March 27, 2022	Change
Net cash provided by operating activities	$4,552	$4,755	$(203)
Net cash used by investing activities	(357)	(638)	281
Net cash used by financing activities	(3,558)	(4,044)	486
Cash, cash equivalents and marketable securities. The net increase in cash, cash equivalents and marketable securities was primarily due to net cash provided by operating activities and the issuance of $1.9 billion of unsecured fixed-rate notes (additional information regarding our issuance of debt is provided in this Quarterly Report in “Notes to Condensed

Consolidated Financial Statements, Note 5. Debt”) and $232 million in proceeds from the issuance of common stock (primarily under our Employee Stock Purchase Plan), partially offset by $2.2 billion in payments to repurchase 18 million shares of our common stock, $1.7 billion in cash dividends paid, $1.4 billion repayments of notes that matured in January 2023, $851 million in capital expenditures and $332 million in payments of tax withholdings related to the vesting of share-based awards.
Net changes in our operating assets and liabilities negatively impacted our operating cash flows primarily due to lower operating liabilities and higher inventory resulting primarily from lower customer demand and the impact of timing of related payments. We expect to continue to see elevated inventory levels in the near term. These negative impacts were partially offset by a decrease in accounts receivable primarily as a result of lower revenues and a decrease in other assets primarily driven by utilization of prior advanced supply agreement payments and certain settlement payments received associated with our forward starting interest rate swaps.
Capital Return Program. Our stock repurchase program is subject to periodic evaluations to determine when and if repurchases are in the best interests of our stockholders, and we may accelerate, suspend, delay or discontinue repurchases at any time.
On March 8, 2023, we announced a 7% increase in our quarterly dividend per share of common stock from $0.75 to $0.80, which is effective for dividends payable after March 23, 2023. We currently intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders, among other factors. Additional information regarding our capital returns is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 4. Capital Stock.”
Debt. During the second quarter of fiscal 2023, we amended our Revolving Credit Facility, which provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.3 billion (compared to $4.5 billion prior to the amendment), which expires on December 8, 2025. At March 26, 2023, no amounts were outstanding under the Revolving Credit Facility.
Income Taxes. Beginning in fiscal 2023, for federal income tax purposes, we are required to capitalize and amortize domestic research and development expenditures over five years and foreign research and development expenditures over fifteen years (such expenditures were previously deducted as incurred). Our cash flows from operations will be adversely affected due to significantly higher cash tax payments. We estimate the additional cash tax impact related to fiscal 2023 to be approximately $1.1 billion. Due to the recent announcement by the IRS, our remaining current year U.S. federal income tax-payment deadlines have been postponed until October 2023. Additional information regarding our income taxes is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 3. Income Taxes.”
Additional Capital Requirements. Expected working and other capital requirements are described in our 2022 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At March 26, 2023, other than for the changes disclosed in the “Notes to Condensed Consolidated Financial Statements”, “Looking Forward” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our 2022 Annual Report on Form 10-K.
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
Political actions, including trade protection and national security policies of the U.S. and Chinese governments, such as tariffs, bans or placing companies on restricted entity lists, have in the past, currently are and could in the future limit or prevent us from transacting business with certain of our Chinese customers or suppliers, limit, prevent or discourage certain of our Chinese customers or suppliers from transacting business with us, or make it more expensive to do so. Given our revenue concentration in China, if, due to actual, threatened or potential U.S. or Chinese government actions or policies: we were further limited in, or prohibited from, selling our integrated circuit products to Chinese OEMs; our non-Chinese OEM customers were limited in, or prohibited from, selling devices that incorporate our integrated circuit products into China; Chinese OEMs develop and use their own integrated circuit products or use our competitors’ integrated circuit products in some or all of their devices rather than our integrated circuit products; Chinese tariffs on our integrated circuit products or on devices which incorporate our integrated circuit products made purchasing such products or devices more expensive to Chinese OEMs or Chinese consumers; or our Chinese licensees delay or cease making payments of license fees they owe us, our business, revenues, results of operations, cash flows and financial position could be materially harmed. For example, we currently sell 4G and other integrated circuit products, including WiFi products (but excluding 5G products), to Huawei under export licenses from the U.S. Department of Commerce. Recent news reports have indicated that the Department of Commerce is considering not granting any new licenses for sales to Huawei and potentially revoking existing licenses. If we are unable to sell products to Huawei, either due to the inability to obtain new export licenses upon the expiration of our current licenses, or because our current licenses are revoked, our revenues, results of operations and cash flows would be negatively affected. Similarly, if, due to U.S. or Chinese government actions or policies, we were limited in or prohibited from obtaining critical integrated circuit products from our suppliers in China, our business, revenues, results of operations, cash flows and financial position could be materially harmed. See also the Risk Factor titled “We derive a significant portion of our revenues from a small number of customers and licensees, and particularly from their sale of premium tier devices. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuates, our business and results of operations could be negatively affected.”
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
In addition, employees and former employees, in particular former employees who become employees of our competitors, customers, licensees or other third parties, including state actors, have in the past and may in the future misappropriate, wrongfully use, publish or provide to our competitors, customers, licensees or other third parties, including state actors, our technology, intellectual property or other proprietary or confidential information. This risk is exacerbated as competitors for talent, particularly engineering talent, increasingly attempt to hire our employees. See also the Risk Factor titled “We may not be able to attract and retain qualified employees, and recent changes to our hybrid work model may not be successful.” Similarly, we provide access to certain of our technology, intellectual property and other proprietary or confidential information to our direct and indirect customers and licensees and certain of our consultants, who have in the past and may in the future wrongfully use such technology, intellectual property or information, or wrongfully disclose such technology, intellectual property or information to third parties, including our competitors or state actors. We also provide access to certain of our technology, intellectual property and other proprietary or confidential information to certain of our joint venture partners, including those affiliated with state actors and including in foreign jurisdictions where ownership restrictions may require us to take a minority ownership interest in the joint venture. Such joint venture partners may wrongfully use such technology, intellectual property or information, or wrongfully disclose such technology, intellectual property or information to third parties, including our competitors or state actors. Our technology, intellectual property and other proprietary or confidential information that we have provided to customers, licensees or other business partners could also be wrongfully obtained by third parties through cyber-attacks on such customers’, licensees’ or other business partners’ IT systems.
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
RISKS RELATED TO HUMAN CAPITAL MANAGEMENT
We may not be able to attract and retain qualified employees, and recent changes to our hybrid work model may not be successful.
Our future success depends upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to identify, attract, retain and motivate them. Implementing our business strategy requires specialized engineering and other talent, as our revenues are highly dependent on technological and product innovations. In addition, in order to extend our business into certain new and expanded product areas and industries and applications beyond mobile handsets, we need to attract, retain and motivate engineering and other technical personnel with specialized skills in these areas, and these skills are in high demand among our competitors. The market for employees in our industry is extremely competitive, and competitors for talent, particularly engineering talent, increasingly attempt to hire, and to varying degrees have been successful in hiring, our employees or employment candidates, including by establishing or expanding local offices near our headquarters in San Diego, California. Further, the increased availability of remote working arrangements has expanded the pool of companies that can compete for our employees and employment candidates. A number of such competitors for talent are significantly larger than us and/or offer compensation in excess of what we offer or other benefits that we do not offer. Further, existing immigration laws make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the United States, making the pool of available talent even smaller. If we are unable to attract and retain qualified employees, our business may be harmed.
The COVID-19 pandemic caused us to modify our workforce practices, including having the vast majority of our employees work from home. Since the reopening of our offices, we have been operating under a hybrid work model, meaning that the majority of our employees have the flexibility to work remotely at least some of the time. The hybrid work model may impair our ability to maintain our collaborative and innovative culture, and may cause disruptions among our employees, including decreases in productivity, challenges in communications between on-site and off-site employees and, potentially, employee dissatisfaction and attrition. We recently implemented changes to our hybrid work model that require the majority of our employees to significantly increase the number of days they work in the office. This requirement for greater in-office attendance may not meet the needs or expectations of our employees and could negatively impact our ability to attract and retain employees, particularly if it is perceived as less favorable compared to other companies’ remote work policies. If we fail to retain key employees or maintain employee productivity as a result of the hybrid work model or the shift to more on-site work, our business could be adversely impacted.
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
We have been in the past and currently are subject to various governmental investigations and/or legal proceedings. Certain of these matters are described in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Commitments and Contingencies.” Key allegations or findings in those matters include or have in the past included, among others: that we violate FRAND licensing commitments by refusing to grant licenses to chipset manufacturers; that our royalty rates are too high; that the base on which our royalties are calculated should be something less than the wholesale (i.e., licensee’s) selling price of the applicable device (minus certain permitted deductions); that we unlawfully require customers to execute a patent license before we sell them cellular modem chipsets; that we have entered into exclusive agreements with chipset customers that foreclose competition; that we leverage our position in baseband chipsets in the RFFE space; and that we violate antitrust laws and engage in anticompetitive conduct and unfair methods of competition. We may become subject to other litigation or governmental investigations or proceedings in the future.
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
We develop, patent and commercialize technology and products based on CDMA, OFDMA and other communications technologies, which are primarily wireless. We depend on our customers and licensees to develop devices and services based on these technologies to drive consumer demand for new 3G/4G/5G multimode and single-mode devices, and to establish the selling prices for such devices. Further, the timing of our shipments of our products is dependent on the timing of our customers’ and licensees’ deployments of new devices and services based on these technologies. Increasingly, we also depend on operators of wireless networks, our customers and licensees and other third parties to incorporate these technologies into new device types and into industries and applications beyond mobile handsets, such as automotive and IoT, among others. Commercial deployments of 5G networks and devices have begun and are expected to continue for the foreseeable future. However, the timing and scale of certain such deployments were delayed due to the COVID-19 pandemic, and future deployments may similarly be delayed for reasons that are beyond our control.

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
Certain of our software and our suppliers’ software may contain or may be derived from “open source” software, and we have seen, and believe that we will continue to see, customers request that we develop products, including software associated with our integrated circuit products, that incorporate open source software elements and operate in an open source environment, which, under certain open source licenses, may offer accessibility to a portion of our products’ source code and may expose our related intellectual property to adverse licensing conditions. Licensing of such software may impose certain obligations on us if we were to distribute derivative works of that software. For example, these obligations may require us to make source code for the derivative works available to our customers in a manner that allows them to make such source code available to their customers, or to license such derivative works under a particular type of license that is different than what we customarily use to license our software. Furthermore, in the course of product development, we may make contributions to third-party open source projects that could subject our intellectual property to adverse licensing conditions. For example, to encourage the growth of a software ecosystem that is interoperable with our products, we may need to contribute certain implementations under the open source licensing terms that govern such projects, which may adversely impact our associated intellectual property. Developing open source products, while adequately protecting the intellectual property upon which our licensing programs depends, may prove burdensome and time-consuming under certain circumstances, thereby placing us at a competitive disadvantage, and we may not adequately protect our intellectual property. Also, our use and our customers’ use of open source software may subject our products and our customers’ products to governmental and third-party scrutiny and delays in product certification, which could cause customers to view our products as less desirable than our competitors’ products.
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
The COVID-19 pandemic also caused us to modify our workforce practices, such as having the vast majority of our employees work from home. Although we have generally reopened our offices, we could be negatively affected in the future if, among others, a significant number of our employees, or employees who perform critical functions, become ill and/or are quarantined as the result of exposure to COVID-19 or a similar health crisis, or if government policies restrict the ability of those employees to perform their critical functions. See also the Risk Factor titled “We may not be able to attract and retain qualified employees, and recent changes to our hybrid work model may not be successful.”
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
Tax rules may change in a manner that adversely affects our future reported results of operations or the way we conduct our business. Most of our income is taxable in the United States with a significant portion qualifying for preferential treatment as FDII (foreign-derived intangible income). Beginning in fiscal 2027, the effective tax rate for FDII increases from 13% to 16%. Further, if U.S. tax rates increase and/or the FDII deduction is eliminated or reduced, both of which have been proposed by the current U.S. presidential administration, our provision for income taxes, results of operations and cash flows would be adversely (potentially materially) affected. Also, if our customers move manufacturing operations to the United States, our FDII deduction may be reduced.
Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (BEPS) project that was undertaken by the Organization for Economic Co-operation and Development (OECD). The OECD, which represents a coalition of member countries, recommended changes to numerous long-standing tax principles related to transfer pricing and continues to develop new proposals including allocating greater taxing rights to countries where customers are located and establishing a minimum tax on global income. These changes, if and as adopted by countries, may increase tax uncertainty and may adversely affect our provision for income taxes, results of operations and cash flows.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2022 Annual Report on Form 10-K, along with certain updates described below. At March 26, 2023, there have been no material changes to the financial market risks described at September 25, 2022. While we are seeing and continue to monitor increased volatility in the banking sector (as a result of recent developments related to certain distressed or closed banks), such developments have not had a significant impact to our business, financial condition, results of operations and financial market risks.

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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined under Rule 13a-15(f) promulgated under the Exchange Act, in the second quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Our purchases of our equity securities in the second quarter of fiscal 2023 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
December 26, 2022 to January 22, 2023	3,267	$113.40	3,267	$6,479
January 23, 2023 to February 19, 2023	2,671	130.69	2,671	6,130
February 20, 2023 to March 26, 2023	1,459	125.30	1,459	5,947
Total	7,397		7,397
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
Unregistered Sales of Equity Securities
In connection with our acquisition of NuVia, Inc. (Nuvia), which closed in March 2021, we are obligated to issue shares of our common stock to three specific founders of Nuvia and certain affiliated entities of such founders from time to time upon the satisfaction of certain conditions. During the quarter ended March 26, 2023, we issued an aggregate of 13,496 additional shares of our common stock to the founders of Nuvia and their affiliates, each of whom had advised us that he or such entity was an accredited investor. These shares were issued in transactions not involving a public offering pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act.
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
10.1
Credit Agreement, dated as of December 8, 2020, among QUALCOMM Incorporated, the lenders party thereto, the letter of credit issuers party thereto and Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer (as amended by the LIBOR Transition Amendment dated as of December 21, 2021 and as further amended by Amendment No. 2 dated as of March 10, 2023).
X
10.14	Qualcomm Incorporated Executive Officer Change in Control Severance Plan (as amended and restated). (2)				X
10.15	Qualcomm Incorporated Executive Officer Severance Plan (as amended and restated). (2)				X
10.16	Qualcomm Incorporated Non-Executive Officer Change in Control Severance Plan (as amended and restated).				X
10.26	QUALCOMM Incorporated 2023 Long-Term Incentive Plan (2)				X
10.27
Forms of Non-Employee Director Deferred Stock Unit Grant Notices and Non-Employee Director Deferred Stock Unit Agreements under the 2023 Long-Term Incentive Plan for Non-Employee Directors in the United States. (2)
X
10.28
Forms of Non-Employee Director Deferred Stock Unit Grant Notices and Non-Employee Director Deferred Stock Unit Agreements under the 2023 Long-Term Incentive Plan for Non-Employee Directors in Hong Kong. (2)
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

QUALCOMM Incorporated
Dated: May 3, 2023	/s/ Akash Palkhiwala
Akash Palkhiwala
Chief Financial Officer