Form 10-Q
period 2023-06-25
QUALCOMM INC/DE
filed 2023-08-02
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2023
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock was 1,116 million at July 31, 2023.

QUALCOMM Incorporated
Form 10-Q
For the Quarter Ended June 25, 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)
(Unaudited)

	June 25, 2023	September 25, 2022
ASSETS
Current assets:
Cash and cash equivalents	$6,087	$2,773
Marketable securities	2,544	3,609
Accounts receivable, net	3,850	5,643
Inventories	6,628	6,341
Held for sale assets	317	733
Other current assets	1,050	1,625
Total current assets	20,476	20,724
Deferred tax assets	2,773	1,803
Property, plant and equipment, net	5,216	5,168
Goodwill	10,591	10,508
Other intangible assets, net	1,618	1,882
Held for sale assets	218	1,200
Other assets	8,110	7,729
Total assets	$49,002	$49,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,744	$3,796
Payroll and other benefits related liabilities	1,546	1,486
Unearned revenues	249	369
Short-term debt	914	1,945
Held for sale liabilities	300	581
Other current liabilities	3,710	3,689
Total current liabilities	8,463	11,866
Unearned revenues	92	144
Income taxes payable	1,098	1,472
Long-term debt	14,530	13,537
Held for sale liabilities	36	119
Other liabilities	4,113	3,863
Total liabilities	28,332	31,001

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,115 and 1,121 shares issued and outstanding, respectively	77	195
Retained earnings	20,163	17,840
Accumulated other comprehensive income (loss)	430	(22)
Total stockholders’ equity	20,670	18,013
Total liabilities and stockholders’ equity	$49,002	$49,014

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Revenues:
Equipment and services	$7,108	$9,266	$22,737	$27,365
Licensing	1,343	1,670	4,452	5,440
Total revenues	8,451	10,936	27,189	32,805
Costs and expenses:
Cost of revenues	3,792	4,816	11,989	13,767
Research and development	2,222	2,052	6,683	6,016
Selling, general and administrative	618	655	1,854	1,887
Other (Note 2)	(4)	(1,059)	285	(1,059)
Total costs and expenses	6,628	6,464	20,811	20,611
Operating income	1,823	4,472	6,378	12,194
Interest expense	(172)	(70)	(521)	(345)
Investment and other income (expense), net	106	(163)	166	(321)
Income from continuing operations before income taxes	1,757	4,239	6,023	11,528
Income tax expense	(22)	(509)	(313)	(1,465)
Income from continuing operations	1,735	3,730	5,710	10,063
Discontinued operations, net of income taxes	68	—	32	—
Net income	$1,803	$3,730	$5,742	$10,063

Basic earnings per share:
Continuing operations	$1.56	$3.32	$5.11	$8.96
Discontinued operations	0.06	—	0.03	—
Net income	$1.62	$3.32	$5.14	$8.96
Diluted earnings per share:
Continuing operations	$1.54	$3.29	$5.07	$8.84
Discontinued operations	0.06	—	0.03	—
Net income	$1.60	$3.29	$5.10	$8.84
Shares used in per share calculations:
Basic	1,115	1,122	1,117	1,124
Diluted	1,124	1,134	1,126	1,139

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Net income	$1,803	$3,730	$5,742	$10,063
Other comprehensive income, net of income taxes:
Foreign currency translation (losses) gains	(29)	(99)	205	(182)
Net unrealized gains (losses) on available-for-sale debt securities	7	(25)	43	(105)
Net unrealized (losses) gains on derivative instruments	(3)	121	131	394
Other gains	—	—	6	—
Other reclassifications included in net income	37	6	67	(17)
Total other comprehensive income	12	3	452	90
Comprehensive income	$1,815	$3,733	$6,194	$10,153

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	June 25, 2023	June 26, 2022
Operating Activities:
Net income from continuing operations	$5,710	$10,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,347	1,272
Income tax provision less than income tax payments	(836)	(234)
Share-based compensation expense	1,876	1,510
Net (gains) losses on marketable securities and other investments	(84)	374
Impairment losses on other investments	120	41
Other items, net	23	(41)
Changes in assets and liabilities:
Accounts receivable, net	1,807	(216)
Inventories	(192)	(2,201)
Other assets	604	(2,360)
Trade accounts payable	(2,052)	948
Payroll, benefits and other liabilities	(604)	(1,274)
Unearned revenues	(116)	(232)
Net cash used by operating activities from discontinued operations	(394)	—
Net cash provided by operating activities	7,209	7,650
Investing Activities:
Capital expenditures	(1,157)	(1,628)
Purchases of debt and equity marketable securities	(22)	(1,269)
Proceeds from sales and maturities of debt and equity marketable securities	1,119	1,960
Acquisitions and other investments, net of cash acquired	(107)	(4,743)
Proceeds from sales of property, plant and equipment	121	—
Proceeds from other investments	13	125
Other items, net	18	41
Net cash provided by investing activities from discontinued operations	1,395	—
Net cash provided (used) by investing activities	1,380	(5,514)
Financing Activities:
Proceeds from short-term debt	4,668	3,065
Repayment of short-term debt	(5,166)	(3,066)
Repayment of debt of acquired company	—	(349)
Proceeds from long-term debt	1,880	1,477
Repayment of long-term debt	(1,446)	(1,540)
Proceeds from issuance of common stock	233	188
Repurchases and retirements of common stock	(2,573)	(2,629)
Dividends paid	(2,569)	(2,371)
Payments of tax withholdings related to vesting of share-based awards	(499)	(751)
Other items, net	(16)	(28)
Net cash used by financing activities from discontinued operations	(58)	—
Net cash used by financing activities	(5,546)	(6,004)
Effect of exchange rate changes on cash and cash equivalents	35	(50)
Net increase (decrease) in total cash and cash equivalents	3,078	(3,918)
Total cash and cash equivalents at beginning of period (including $326 million classified as held for sale at September 25, 2022)	3,099	7,116
Total cash and cash equivalents at end of period (including $90 and $522 million classified as held for sale at June 25, 2023 and June 26, 2022, respectively)	$6,177	$3,198
    See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Total stockholders’ equity, beginning balance	$19,698	$13,328	$18,013	$9,950

Common stock and paid-in capital:
Balance at beginning of period	$—	$—	$195	$—
Common stock issued under employee benefit plans	1	1	233	188
Repurchases and retirements of common stock	(400)	(352)	(1,818)	(1,014)
Share-based compensation	643	540	1,966	1,577
Tax withholdings related to vesting of share-based payments	(167)	(189)	(499)	(751)
Balance at end of period	77	—	77	—

Retained earnings:
Balance at beginning of period	19,280	13,113	17,840	9,822
Net income	1,803	3,730	5,742	10,063
Repurchases and retirements of common stock	—	(148)	(755)	(1,615)
Dividends	(920)	(865)	(2,664)	(2,440)
Balance at end of period	20,163	15,830	20,163	15,830

Accumulated other comprehensive income (loss):
Balance at beginning of period	418	215	(22)	128
Other comprehensive income	12	3	452	90
Balance at end of period	430	218	430	218

Total stockholders’ equity, ending balance	$20,670	$16,048	$20,670	$16,048

Dividends per share announced	$0.80	$0.75	$2.30	$2.11
See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies Update
Financial Statement Preparation. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended September 25, 2022. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three and nine months ended June 25, 2023 and June 26, 2022 included 13 weeks and 39 weeks, respectively.
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
Note 2. Composition of Certain Financial Statement Items

Inventories (in millions)
	June 25, 2023	September 25, 2022
Raw materials	$194	$221
Work-in-process	4,366	3,329
Finished goods	2,068	2,791
	$6,628	$6,341
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
QCT revenue streams were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Handsets (1)	$5,255	$7,047	$17,114	$21,385
Automotive (2)	434	385	1,337	1,044
IoT (3)	1,485	1,946	4,557	5,344
Total QCT revenues	$7,174	$9,378	$23,008	$27,773
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

	Three Months Ended		Nine Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Revenues recognized from previously satisfied performance obligations	$216	$260	$521	$578
Unearned revenues (which are considered contract liabilities) consist primarily of certain customer contracts for which QCT received fees upfront and QTL license fees for intellectual property with continuing performance obligations. In the nine months ended June 25, 2023 and June 26, 2022, we recognized revenues of $302 million and $482 million, respectively, that were recorded as unearned revenues at September 25, 2022 and September 26, 2021, respectively.
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

	Three Months Ended		Nine Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Customer/licensee (x)	24%	22%	21%	20%
Customer/licensee (y)	23	17	28	20

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Income, Costs and Expenses. Other expense in the nine months ended June 25, 2023 consisted of $285 million in restructuring and restructuring-related charges, substantially all of which related to severance costs, resulting from certain cost reduction initiatives committed to in fiscal 2023. We expect actions associated with existing restructuring plans to be substantially completed (including payments of the related severance) by the end of fiscal 2023.
Given the continued uncertainty in the macroeconomic and demand environment, we expect to take additional restructuring actions to enable continued investments in key growth and diversification opportunities. While we are in the process of developing our plans, we currently expect these actions to consist largely of workforce reductions, and in connection with any such actions we would expect to incur significant additional restructuring charges, a substantial portion of which we expect to incur in the fourth quarter of fiscal 2023. We currently anticipate these additional actions to be substantially completed in the first half of fiscal 2024.
Other income in the three and nine months ended June 26, 2022 consisted of a $1.1 billion benefit resulting from the General Court of the European Union issuing a ruling to annul a decision made by the European Commission (EC). The benefit was the result of reversing a previously accrued fine and the associated interest that was accrued as a financial guarantee for the decision made by the EC in fiscal 2018.

Investment and Other Income (Expense), Net (in millions)
	Three Months Ended		Nine Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Interest and dividend income	$79	$22	$193	$59
Net losses on marketable securities	(23)	(104)	(3)	(327)
Net gains on other investments	17	25	17	97
Net gains (losses) on deferred compensation plan assets	48	(80)	95	(110)
Impairment losses on other investments	(19)	(20)	(120)	(41)
Other	4	(6)	(16)	1
	$106	$(163)	$166	$(321)
Note 3. Income Taxes
We estimate our annual effective income tax rate to be 6% for fiscal 2023, which is lower than the U.S. federal statutory rate, primarily due to (i) a significant portion of our income qualifying for preferential treatment as foreign-derived intangible income (FDII) at a 13% effective tax rate, which includes certain benefits discussed below from the new requirement to capitalize research and development expenditures for federal income tax purposes, (ii) a benefit from our federal research and development tax credit, (iii) benefits from fiscal 2021 and 2022 FDII deductions related to a change in sourcing of research and development expenditures and (iv) a benefit related to foreign currency gains on a noncurrent receivable related to our refund claim of Korean withholding tax. Our effective tax rate of 1% for the third quarter of fiscal 2023 was lower than our estimated annual effective tax rate of 6% primarily due to benefits from fiscal 2021 and 2022 FDII deductions related to a change in sourcing of research and development expenditures recognized discretely in the third quarter.
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
Income taxes payable (recorded in other current liabilities) were $1.4 billion and $634 million at June 25, 2023 and September 25, 2022, respectively. This increase was primarily due to an announcement (IR-2023-33) by the Internal Revenue Service (IRS), which postponed our remaining current year U.S. federal income tax-payment deadlines until October 2023.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4. Capital Stock
Stock Repurchase Program. On October 12, 2021, we announced a $10.0 billion stock repurchase program. The stock repurchase program has no expiration date. At June 25, 2023, $5.5 billion remained authorized for repurchase under our stock repurchase program.
Shares Outstanding. Shares of common stock outstanding at June 25, 2023 were as follows (in millions):

Balance at September 25, 2022	1,121
Issued	15
Repurchased	(21)
Balance at June 25, 2023	1,115
Dividends. On July 14, 2023, we announced a cash dividend of $0.80 per share on our common stock, payable on September 21, 2023 to stockholders of record as of the close of business on August 31, 2023.
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

	Three Months Ended		Nine Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Dilutive common share equivalents included in diluted shares	9	12	9	15
Shares of common stock equivalents not included because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period	8	2	6	1
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
At June 25, 2023, the aggregate fair value of our outstanding fixed-rate notes, based on Level 2 inputs, was approximately $14.9 billion.
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
Commercial Paper Program. We have an unsecured commercial paper program, which provides for the issuance of up to $4.5 billion of commercial paper. At June 25, 2023 and September 25, 2022, we had no amounts and $499 million, respectively, of outstanding commercial paper recorded as short-term debt.
Note 6. Commitments and Contingencies
Legal and Regulatory Proceedings.
Consolidated Securities Class Action Lawsuit: On January 23, 2017 and January 26, 2017, securities class action complaints were filed by purported stockholders of us in the United States District Court for the Southern District of California against us and certain of our then current and former officers and directors. The complaints alleged, among other

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
things, that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with certain allegations that we are or were engaged in anticompetitive conduct. The complaints sought unspecified damages, interest, fees and costs. On May 4, 2017, the court consolidated the two actions, and on July 3, 2017, the plaintiffs filed a consolidated amended complaint asserting the same basic theories of liability and requesting the same basic relief. On May 23, 2022, the plaintiffs filed a motion for class certification, and on March 20, 2023, the court issued an order granting in part and denying in part the plaintiffs’ motion for class certification. The order denied class certification on the basis of alleged misrepresentations relating to our chip-level licensing practices, but certified a class on the basis of alleged misrepresentations relating to the separate operations of QCT and QTL. On April 3, 2023, we filed a petition with the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) seeking permission to appeal the district court’s class certification order, which the Ninth Circuit denied. No trial date has been set. We believe the plaintiffs’ claims are without merit.
Consumer Class Action Lawsuits: Beginning in January 2017, a number of consumer class action complaints were filed against us in the United States District Courts for the Southern and Northern Districts of California, each on behalf of a putative class of purchasers of cellular phones and other cellular devices. In April 2017, the Judicial Panel on Multidistrict Litigation transferred the cases that had been filed in the Southern District of California to the Northern District of California. On July 11, 2017, the plaintiffs filed a consolidated amended complaint alleging that we violated California and federal antitrust and unfair competition laws by, among other things, refusing to license standard-essential patents to our competitors, conditioning the supply of certain of our baseband chipsets on the purchaser first agreeing to license our entire patent portfolio, entering into exclusive deals with companies, including Apple Inc., and charging unreasonably high royalties that do not comply with our commitments to standard setting organizations. The complaint sought unspecified damages and disgorgement and/or restitution, as well as an order that we be enjoined from further unlawful conduct. On July 5, 2018, the plaintiffs filed a motion for class certification, and on September 27, 2018, the court granted that motion. We appealed the district court’s class certification order to the Ninth Circuit. On September 29, 2021, the Ninth Circuit vacated the class certification order, ruling that the district court had failed to correctly assess the propriety of applying California law to a nationwide class, and remanded the case to the district court. On June 10, 2022, the plaintiffs filed an amended complaint, limiting the proposed class to California residents rather than a nationwide class. On August 1, 2022, we filed a motion to dismiss the amended complaint, and on January 6, 2023, the court issued an order granting in part and denying in part our motion to dismiss. The order preserved the plaintiffs’ claims related to exclusive dealing under California antitrust and unfair competition laws and dismissed the remainder of the plaintiffs’ claims, which were related to our licensing practices. On April 7, 2023, we filed a motion for summary judgment on the plaintiffs’ remaining claims. A hearing on our motion is scheduled for August 3, 2023. We believe the plaintiffs’ claims are without merit.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Contingent Losses and Other Considerations: We will continue to vigorously defend ourselves in the pending matters described above. However, litigation and investigations are inherently uncertain, and we face difficulties in evaluating or estimating likely outcomes or ranges of possible loss, particularly in antitrust and trade regulation investigations. Other than with respect to the EC fine related to the Icera Complaint to the European Commission, we have not recorded any accrual at June 25, 2023 for contingent losses associated with these matters based on our belief that losses, while reasonably possible, are not probable. Further, any possible amount or range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. We are engaged in numerous other legal actions not described above arising in the ordinary course of our business (for example, proceedings relating to employment matters or the initiation or defense of proceedings relating to intellectual property rights) and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below presents revenues and EBT for reportable segments (in millions):

	Three Months Ended		Nine Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Revenues
QCT	$7,174	$9,378	$23,008	$27,773
QTL	1,230	1,519	4,044	4,917
QSI	9	8	22	22
Reconciling items	38	31	115	93
Total	$8,451	$10,936	$27,189	$32,805
EBT
QCT	$1,744	$2,996	$6,035	$9,450
QTL	811	1,080	2,799	3,640
QSI	(21)	(101)	(83)	(248)
Reconciling items	(777)	264	(2,728)	(1,314)
Total	$1,757	$4,239	$6,023	$11,528
Reconciling items for revenues and EBT in the previous table were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Revenues
Nonreportable segments	$38	$31	$115	$93
EBT
Unallocated cost of revenues	$(42)	$(76)	$(155)	$(182)
Unallocated research and development expenses	(520)	(408)	(1,537)	(1,294)
Unallocated selling, general and administrative expenses	(172)	(171)	(464)	(462)
Unallocated other income (expenses) (Note 2)	4	1,059	(285)	1,059
Unallocated interest expense	(172)	(69)	(520)	(345)
Unallocated investment and other income (expense), net	130	(58)	252	(68)
Nonreportable segments	(5)	(13)	(19)	(22)
	$(777)	$264	$(2,728)	$(1,314)

Note 8. Acquisitions and Divestitures
Veoneer. On October 4, 2021, we and SSW Partners, a New York-based investment partnership, entered into a definitive agreement to acquire Veoneer, Inc. (Veoneer). The transaction closed on April 1, 2022 (the Closing Date). Total cash consideration paid in the transaction was $4.7 billion, consisting of (i) $4.6 billion paid in respect of Veoneer’s outstanding capital stock and equity awards and amounts paid to settle Veoneer’s convertible senior notes (which were converted at the election of the note holders and settled in cash in the third quarter of fiscal 2022) and (ii) a $110 million termination fee paid to Magna International Inc. (Magna) in the first quarter of fiscal 2022. We funded substantially all of the cash consideration payable in the transaction in exchange for (i) the Arriver business (which SSW transferred to us shortly after the Closing Date) and (ii) the right to receive a majority of the proceeds upon the sale of the Non-Arriver businesses by SSW Partners. We intend to incorporate Arriver’s computer vision, drive policy and driver assistance technologies into our Snapdragon automotive platform to deliver an integrated software SoC ADAS platform for automakers and Tier-1 automotive suppliers. SSW Partners retained Veoneer’s Tier-1 automotive supplier businesses, primarily consisting of the Active Safety and the Restraint Control Systems businesses (the Non-Arriver businesses), with the intent to sell such businesses in multiple transactions.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Although we do not own or operate the Non-Arriver businesses, we are the primary beneficiary, within the meaning of the Financial Accounting Standards Board (FASB) accounting guidance related to consolidation (ASC 810), of these businesses under the variable interest model, until sold by SSW. Factors considered in reaching this conclusion included, among others: (i) our involvement in the design of and our funding of substantially all of the total cash consideration payable in the transaction and (ii) our obligations to absorb losses and rights to receive returns from the Non-Arriver businesses. Accordingly, the assets and liabilities of the Non-Arriver businesses have been consolidated and presented as held for sale on our condensed consolidated balance sheet, and the operating results have been presented as discontinued operations (through the date of disposition).
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
(1) Held for sale assets and liabilities relate to the Non-Arriver businesses and were measured at fair value less costs to sell (including SSW Partners’ estimated return with respect to the sale proceeds of the Non-Arriver businesses), which was estimated using a market approach based on significant inputs that were not observable. The Non-Arriver businesses’ assets are not available to be used to settle our obligations, and the Non-Arriver businesses’ creditors do not have recourse to us. SSW Partners’ funding of the purchase price for Veoneer was recorded as a component of held for sale liabilities. The underlying classes of assets and liabilities held for sale have not been presented because such amounts are not material.
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
On June 1, 2023, SSW Partners completed the sale of the Active Safety business to Magna for net cash proceeds of $1.5 billion. As a result of the sale, we recognized a gain in discontinued operations of $183 million (net of income tax expense) in the third quarter of fiscal 2023.
We expect that SSW Partners will complete the sale of the Restraint Control Systems business within calendar 2023, subject to any required regulatory approvals and other closing conditions being met. The Restraint Control Systems business continues to be presented as discontinued operations on a one quarter reporting lag.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The cash flows provided (used) by the Non-Arriver businesses are reflected as discontinued operations and are classified as operating, investing (which includes cash proceeds from the sale of the Active Safety business) and financing activities in the consolidated statements of cash flows.
Note 9. Fair Value Measurements and Marketable Securities
The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 25, 2023 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$4,179	$634	$—	$4,813
Marketable securities:
Corporate bonds and notes	—	2,396	—	2,396
Mortgage- and asset-backed securities	—	80	—	80
Equity securities	52	—	—	52
U.S. Treasury securities and government-related securities	—	16	—	16
Total marketable securities	52	2,492	—	2,544
Derivative instruments	—	50	—	50
Other investments	761	—	29	790
Total assets measured at fair value	$4,992	$3,176	$29	$8,197
Liabilities
Derivative instruments	$—	$259	$—	$259
Other liabilities	760	—	—	760
Total liabilities measured at fair value	$760	$259	$—	$1,019
At June 25, 2023 and September 25, 2022, our marketable securities were all classified as current and were primarily comprised of available-for-sale debt securities (substantially all of which were corporate bonds and notes).
The contractual maturities of available-for-sale debt securities were as follows (in millions):

June 25, 2023
Years to Maturity
Less than one year	$1,266
One to five years	1,146
No single maturity date	80
Total	$2,492
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
This Quarterly Report (including but not limited to this section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. Additionally, statements concerning future matters such as our future business, prospects, results of operations or financial condition; research and development or technology investments; new or enhanced products, services or technologies; emerging industries or business models; design wins or product launches; industry, market or technology trends, dynamics or transitions; our expectations regarding future demand or supply conditions or macroeconomic factors; strategic investments or acquisitions, and the anticipated timing or benefits thereof; cost reduction initiatives, associated restructuring charges and the anticipated timing thereof; legal or regulatory matters; U.S./China trade or national security tensions; vertical integration by our customers; competition; annual effective tax rates; and other statements regarding matters that are not historical are also forward-looking statements.
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
Third Quarter Fiscal 2023 Overview
Revenues for the third quarter of fiscal 2023 were $8.5 billion, a decrease of 23% compared to the year ago quarter, with net income of $1.8 billion, a decrease of 52% compared to the year ago quarter. Key items from the third quarter of fiscal 2023 included:
•Revenues were negatively impacted by the weakness in the macroeconomic environment (which negatively impacted consumer demand for smartphones and other devices that incorporate our products and technologies) and our customers drawing down on their inventory (which remained at elevated levels).
•QCT revenues decreased by 24% in the third quarter of fiscal 2023 compared to the year ago quarter primarily due to lower handset and IoT revenues.
•QTL revenues decreased by 19% in the third quarter of fiscal 2023 compared to the year ago quarter.
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
Results of Operations

Revenues (in millions)
	Three Months Ended			Nine Months Ended
	June 25, 2023	June 26, 2022	Change	June 25, 2023	June 26, 2022	Change
Equipment and services	$7,108	$9,266	$(2,158)	$22,737	$27,365	$(4,628)
Licensing	1,343	1,670	(327)	4,452	5,440	(988)
	$8,451	$10,936	$(2,485)	$27,189	$32,805	$(5,616)
Third quarter 2023 vs. 2022
The decrease in revenues in the third quarter of fiscal 2023 was primarily due to:
-    $2.2 billion in lower equipment and services revenues from our QCT segment
-    $289 million in lower licensing revenues from our QTL segment
First nine months 2023 vs. 2022
The decrease in revenues in the first nine months of fiscal 2023 was primarily due to:
-    $4.6 billion in lower equipment and services revenues from our QCT segment
-    $873 million in lower licensing revenues from our QTL segment

Costs and Expenses (in millions, except percentages)
	Three Months Ended			Nine Months Ended
	June 25, 2023	June 26, 2022	Change	June 25, 2023	June 26, 2022	Change
Cost of revenues	$3,792	$4,816	$(1,024)	$11,989	$13,767	$(1,778)
Gross margin	55%	56%		56%	58%
Third quarter and first nine months 2023 vs. 2022
Gross margin percentage decreased in the third quarter and first nine months of fiscal 2023 primarily due to a decrease in QCT gross margin.

	Three Months Ended			Nine Months Ended
	June 25, 2023	June 26, 2022	Change	June 25, 2023	June 26, 2022	Change
Research and development	$2,222	$2,052	$170	$6,683	$6,016	$667
% of revenues	26%	19%		25%	18%
Third quarter 2023 vs. 2022
The increase in research and development expenses in the third quarter of fiscal 2023 was primarily due to:
+    $80 million increase in share-based compensation expense
+    $71 million increase in expenses driven by revaluation of our deferred compensation plan obligation on higher relative stock market performance
First nine months 2023 vs. 2022
The increase in research and development expenses in the first nine months of fiscal 2023 was primarily due to:
+    $296 million increase in share-based compensation expense
+    $256 million increase driven by higher costs related to the development of wireless and integrated circuit technologies (including 5G and application processor technologies), primarily driven by an increase in employee-related expenses (which included lower employee cash incentive program costs)
+    $114 million increase in expenses driven by revaluation of our deferred compensation plan obligation on higher relative stock market performance

	Three Months Ended			Nine Months Ended
	June 25, 2023	June 26, 2022	Change	June 25, 2023	June 26, 2022	Change
Selling, general and administrative	$618	$655	$(37)	$1,854	$1,887	$(33)
% of revenues	7%	6%		7%	6%
Third quarter 2023 vs. 2022
The decrease in selling, general and administrative expenses in the third quarter of fiscal 2023 was primarily due to:
-    $60 million decrease in acquisition-related expenses, primarily related to the Veoneer transaction which closed in the third quarter of fiscal 2022
-    $38 million decrease in employee-related expenses (which included lower employee cash incentive program costs)
+    $55 million increase in expenses driven by revaluation of our deferred compensation plan obligation on higher relative stock market performance
First nine months 2023 vs. 2022
The decrease in selling, general and administrative expenses in the first nine months of fiscal 2023 was primarily due to:
-    $83 million decrease in employee-related expenses (which included lower employee cash incentive program costs)
-    $71 million decrease in acquisition-related expenses, primarily related to the Veoneer transaction which closed in the third quarter of fiscal 2022
+    $87 million increase in expenses driven by revaluation of our deferred compensation plan obligation on higher relative stock market performance

	Three Months Ended			Nine Months Ended
	June 25, 2023	June 26, 2022	Change	June 25, 2023	June 26, 2022	Change
Other (income) expense	$(4)	$(1,059)	$1,055	$285	$(1,059)	$1,344
Third quarter and first nine months 2023 vs. 2022
Other expense in the first nine months of fiscal 2023 consisted of restructuring and restructuring-related charges, substantially all of which related to severance costs, resulting from certain cost reduction initiatives committed to in fiscal 2023. Additional information regarding our restructuring charges is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items - Other Income, Costs and Expenses.”
Other income in the third quarter and first nine months of fiscal 2022 consisted of a $1.1 billion benefit resulting from the 2018 EC fine reversal.

Interest Expense and Investment and Other Income (Expense), Net (in millions)
	Three Months Ended			Nine Months Ended
	June 25, 2023	June 26, 2022	Change	June 25, 2023	June 26, 2022	Change
Interest expense	$172	$70	$102	$521	$345	$176

Investment and other income (expense), net
Interest and dividend income	$79	$22	$57	$193	$59	$134
Net losses on marketable securities	(23)	(104)	81	(3)	(327)	324
Net gains on other investments	17	25	(8)	17	97	(80)
Net gains (losses) on deferred compensation plan assets	48	(80)	128	95	(110)	205
Impairment losses on other investments	(19)	(20)	1	(120)	(41)	(79)
Other	4	(6)	10	(16)	1	(17)
	$106	$(163)	$269	$166	$(321)	$487
Interest expense for the three and nine months ended June 26, 2022 included a $62 million reversal of accrued interest previously recorded related to the annulled 2018 EC fine.
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

	Three Months Ended		Nine Months Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Expected income tax provision at federal statutory tax rate	$369	$890	$1,265	$2,421
Benefit from foreign-derived intangible income (FDII) deduction, excluding the impact of capitalizing research and development expenditures	(129)	(222)	(338)	(566)
Benefit from FDII deduction related to capitalizing research and development expenditures	(58)	—	(310)	—
Benefit related to the research and development tax credit	(61)	(49)	(183)	(153)
Benefit from fiscal 2021 and 2022 FDII deductions related to a change in sourcing of research and development expenditures	(126)	—	(126)	—
Foreign currency losses (gains) related to foreign withholding tax receivable	11	87	(103)	135
Nontaxable reversal of 2018 EC fine	—	(166)	—	(166)
Shortfall (excess) tax benefit associated with share-based awards	19	(39)	(2)	(254)
Other	(3)	8	110	48
Income tax expense	$22	$509	$313	$1,465
Effective tax rate	1%	12%	5%	13%
We estimate our annual effective income tax rate to be 6% for fiscal 2023, which is lower than the U.S. federal statutory rate. Additional information regarding our annual effective income tax rate and income tax expense (including discussion related to the impact of the new requirement to capitalize research and development expenditures for federal income tax purposes) is provided in this Quarterly Report in “Notes to Condensed Consolidated Statements, Note 3. Income Taxes.”

Discontinued Operations (in millions)
	Three Months Ended			Nine Months Ended
	June 25, 2023	June 26, 2022	Change	June 25, 2023	June 26, 2022	Change
Discontinued operations, net of income taxes	$68	$—	$68	$32	$—	$32
Discontinued operations in the third quarter and first nine months of fiscal 2023 primarily related to a $183 million gain (net of income tax expense) recognized upon the sale of the Active Safety business, partially offset by net losses from the Non-Arriver businesses. Information regarding the Non-Arriver businesses, including the Active Safety business, is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 8. Acquisitions and Divestitures.”

Segment Results
The following should be read in conjunction with our financial results for the third quarter of fiscal 2023 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 7. Segment Information.”
QCT Segment (in millions, except percentages)

	Three Months Ended			Nine Months Ended
	June 25, 2023	June 26, 2022	Change	June 25, 2023	June 26, 2022	Change
Revenues
Handsets	$5,255	$7,047	$(1,792)	$17,114	$21,385	$(4,271)
Automotive	434	385	49	1,337	1,044	293
IoT (internet of things)	1,485	1,946	(461)	4,557	5,344	(787)
Total revenues (1)	$7,174	$9,378	$(2,204)	$23,008	$27,773	$(4,765)
EBT (2)	$1,744	$2,996	$(1,252)	$6,035	$9,450	$(3,415)
EBT as a % of revenues	24%	32%	-8 points	26%	34%	-8 points
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
(2) Earnings before income taxes.
Substantially all of QCT’s revenues consist of equipment and services revenues, which were $7.1 billion and $9.2 billion in the third quarter of fiscal 2023 and 2022, respectively and $22.6 billion and $27.3 billion in the first nine months of fiscal 2023 and 2022, respectively. QCT handsets, automotive and IoT revenues mostly relate to sales of our Snapdragon platforms (which include processors and modems), stand-alone Mobile Data Modems, radio frequency transceiver, power management and wireless connectivity integrated chipsets as well as sales of 4G, 5G sub 6 and 5G millimeter wave RFFE products.
Third quarter 2023 vs. 2022
The decrease in QCT revenues in the third quarter of fiscal 2023 was primarily due to:
-    lower handsets revenues, primarily driven by $1.9 billion in lower chipset shipments to certain major OEMs (primarily driven by the negative effects of the macroeconomic environment weakness and customers drawing down on their elevated inventory levels), partially offset by $303 million in higher revenues per chipset primarily driven by favorable mix and increases in average selling prices
-    lower IoT revenues, primarily driven by a decrease in demand across consumer, edge networking and industrial products (primarily driven by the negative effects of the macroeconomic environment weakness and elevated customer inventory levels)
QCT EBT as a percentage of revenues decreased in the third quarter of fiscal 2023 primarily due to:
-    lower revenues
-    lower gross margin percentage, primarily driven by increased product costs, partially offset by lower product reserve charges
First nine months 2023 vs. 2022
The decrease in QCT revenues in the first nine months of fiscal 2023 was primarily due to:
-    lower handsets revenues, primarily driven by $4.9 billion in lower chipset shipments to certain major OEMs (primarily driven by the negative effects of the macroeconomic environment weakness and customers drawing down on their elevated inventory levels), partially offset by $1.1 billion in higher revenues per chipset primarily driven by favorable mix and increases in average selling prices
-    lower IoT revenues, primarily driven by a decrease in demand across consumer and edge networking products (primarily driven by the negative effects of the macroeconomic environment weakness and elevated customer inventory levels)

+    higher automotive revenues, primarily driven by an increase in demand for digital cockpit products
QCT EBT as a percentage of revenues decreased in the first nine months of fiscal 2023 primarily due to:
-    lower revenues
-    lower gross margin percentage, primarily driven by increased product costs, partially offset by increases in average selling prices
-    higher operating expenses, primarily driven by higher research and development expenses
QTL Segment (in millions, except percentages)

	Three Months Ended			Nine Months Ended
	June 25, 2023	June 26, 2022	Change	June 25, 2023	June 26, 2022	Change
Licensing revenues	$1,230	$1,519	$(289)	$4,044	$4,917	$(873)
EBT	811	1,080	(269)	2,799	3,640	(841)
EBT as a % of revenues	66%	71%	-5 points	69%	74%	-5 points
Third quarter 2023 vs. 2022
The decrease in QTL licensing revenues in the third quarter of fiscal 2023 was primarily due to:
-    $161 million decrease in volume of estimated sales of 3G/4G/5G-based multimode products, primarily driven by the macroeconomic environment weakness
-    $68 million decrease in revenues from the ending of the recognition of certain upfront license fee consideration in the first quarter of fiscal 2023 from our long-term license agreement with Nokia
QTL EBT as a percentage of revenues decreased in the third quarter of fiscal 2023 primarily due to lower revenues.
First nine months 2023 vs. 2022
The decrease in QTL licensing revenues in the first nine months of fiscal 2023 was primarily due to:
-    $665 million decrease in volume of estimated sales of 3G/4G/5G-based multimode products, primarily driven by the macroeconomic environment weakness
-    $136 million decrease in revenues from the ending of the recognition of certain upfront license fee consideration in the first quarter of fiscal 2023 from our long-term license agreement with Nokia
QTL EBT as a percentage of revenues decreased in the first nine months of fiscal 2023 primarily due to lower revenues.
QSI Segment (in millions)

	Three Months Ended			Nine Months Ended
	June 25, 2023	June 26, 2022	Change	June 25, 2023	June 26, 2022	Change
Equipment and services revenues	$9	$8	$1	$22	$22	$—
Loss before income taxes	(21)	(101)	80	(83)	(248)	165
Third quarter 2023 vs. 2022
The decrease in QSI loss before income taxes in the third quarter of fiscal 2023 was primarily due to a $72 million decrease in net losses on investments, which was primarily driven by the change in fair value of certain of our marketable equity investments in early or growth stage companies.
First nine months 2023 vs. 2022
The decrease in QSI loss before income taxes in the first nine months of fiscal 2023 was primarily due to a $248 million decrease in net losses on investments, which was primarily driven by the change in fair value of certain of our marketable equity investments in early or growth stage companies, partially offset by a $54 million increase in impairment losses on certain investments.
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
As we look forward to the next several quarters:
•We expect the current macroeconomic environment challenges to continue (which will negatively impact demand for smartphones and other devices that incorporate our products and technologies) and that our customers will continue to draw down on their inventory (which remains at elevated levels), and that both of these dynamics will continue to have a negative impact on our revenues, results of operations and cash flows compared to the prior year, and will impact our historical QCT seasonal trends. These dynamics have also contributed to our elevated inventory levels and contribute to the inherent uncertainties in estimating future customer demand, which may increase excess or obsolete inventory or reserve charges if we overestimate such demand, negatively impacting our results of operations and cash flows.
•We expect to continue to see product cost increases from certain of our key semiconductor wafer suppliers compared to the prior year.
•We expect commercial 5G network deployments and device launches will continue.
•We expect continued intense competition, particularly in China, including from increasing vertical integration by certain of our customers.
•Given the continued uncertainty in the macroeconomic and demand environment, we expect to take additional restructuring actions to enable continued investments in key growth and diversification opportunities. While we are in the process of developing our plans, we currently expect these actions to consist largely of workforce reductions, and in connection with any such actions we would expect to incur significant additional restructuring charges, a substantial portion of which we expect to incur in the fourth quarter of fiscal 2023. We currently anticipate these additional actions to be substantially completed in the first half of fiscal 2024.
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
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and cash provided by our debt programs. The following tables present selected financial information related to our liquidity at June 25, 2023 and September 25, 2022 and for the first nine months of fiscal 2023 and 2022 (in millions):

	June 25, 2023	September 25, 2022	Change
Cash and cash equivalents (1)	$6,087	$2,773	$3,314
Marketable securities	2,544	3,609	(1,065)
Cash, cash equivalents and marketable securities	$8,631	$6,382	$2,249
(1) Excludes $90 million and $326 million of cash and cash equivalents classified as held for sale (included in other current assets) at June 25, 2023 and September 25, 2022, respectively.

	Nine Months Ended
	June 25, 2023	June 26, 2022	Change
Net cash provided by operating activities	$7,209	$7,650	$(441)
Net cash provided (used) by investing activities	1,380	(5,514)	6,894
Net cash used by financing activities	(5,546)	(6,004)	458
Cash, cash equivalents and marketable securities. The net increase in cash, cash equivalents and marketable securities was primarily due to net cash provided by operating activities, the issuance of $1.9 billion of unsecured fixed-rate notes (additional information regarding our issuance of debt is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Debt”), $1.5 billion in net cash proceeds from the sale of the Active Safety business (additional information regarding the sale of the Active Safety business is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 8. Acquisitions and Divestitures”) and $233 million in proceeds from the issuance of common stock (primarily under our Employee Stock Purchase Plan), partially offset by $2.6 billion in payments to repurchase 21 million shares of our common stock, $2.6 billion in cash dividends paid, $1.4 billion repayments of notes that matured in January 2023, $1.2 billion in capital expenditures, $499 million in payments of tax withholdings related to the vesting of share-based awards and $498 million in net repayments of commercial paper.
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
Debt. During the second quarter of fiscal 2023, we amended our Revolving Credit Facility, which provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.3 billion (compared to $4.5 billion prior to the amendment), which expires on December 8, 2025. At June 25, 2023, no amounts were outstanding under the Revolving Credit Facility. Additional information regarding our outstanding debt is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Debt.”
Income Taxes. Beginning in fiscal 2023, for federal income tax purposes, we are required to capitalize and amortize domestic research and development expenditures over five years and foreign research and development expenditures over fifteen years (such expenditures were previously deducted as incurred). Our cash flows from operations will be adversely affected due to significantly higher cash tax payments. We estimate the additional cash tax impact related to fiscal 2023 to be approximately $1.1 billion. Due to an announcement by the IRS, our remaining current year U.S. federal income tax-payment deadlines have been postponed until October 2023. Additional information regarding our income taxes is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 3. Income Taxes.”
Additional Capital Requirements. Expected working and other capital requirements are described in our 2022 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At June 25, 2023, other than for the changes disclosed in the “Notes to Condensed Consolidated Financial Statements”, “Looking Forward” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our 2022 Annual Report on Form 10-K.
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
Political actions, including trade protection and national security policies of the U.S. and Chinese governments, such as tariffs, bans or placing companies on restricted entity lists, have in the past, currently are and could in the future limit or prevent us from transacting business with certain of our Chinese customers or suppliers, limit, prevent or discourage certain of our Chinese customers or suppliers from transacting business with us, or make it more expensive to do so. Given our revenue concentration in China, if, due to actual, threatened or potential U.S. or Chinese government actions or policies: we were further limited in, or prohibited from, selling our integrated circuit products to Chinese OEMs; our non-Chinese OEM customers were limited in, or prohibited from, selling devices that incorporate our integrated circuit products into China; Chinese OEMs develop and use their own integrated circuit products or use our competitors’ integrated circuit products in some or all of their devices rather than our integrated circuit products; Chinese tariffs on our integrated circuit products or on devices which incorporate our integrated circuit products made purchasing such products or devices more expensive to Chinese OEMs or Chinese consumers; or our Chinese licensees delay or cease making payments of license fees they owe us, our business, revenues, results of operations, cash flows and financial position could be materially harmed. For example, we currently have export licenses from the U.S. Department of Commerce that allow us to sell 4G and other integrated circuit products, including WiFi products, but excluding 5G products, to Huawei. Recent news reports have indicated that the Department of Commerce is considering not granting any new licenses for sales to Huawei and potentially revoking existing licenses. Further, because we do not have a license to sell 5G products to Huawei, if and when Huawei transitions to 5G devices, we expect them to use their own or a competitor’s integrated circuit products, rather than our products, in such devices. If we are unable to sell products to Huawei, either due to the inability to obtain new export licenses upon the expiration of our current licenses, because our current licenses are revoked, or in connection with Huawei’s transition to 5G devices, our revenues, results of operations and cash flows could be significantly negatively affected. Similarly, if, due to U.S. or Chinese government actions or policies, we were limited in or prohibited from obtaining critical integrated circuit products from our suppliers in China, our business, revenues, results of operations, cash flows and financial position could be materially harmed. See also the Risk Factors titled “We derive a significant portion of our revenues from a small number of customers and licensees, and particularly from their sale of premium tier devices. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuates, our business and results of operations could be negatively affected” and “Our business, particularly our semiconductor business, may suffer as a result of our customers vertically integrating (i.e., developing their own integrated circuit products).”
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
The COVID-19 pandemic caused us to modify our workforce practices, including having the vast majority of our employees work from home. Upon the reopening of our offices, we initially operated under a hybrid work model, meaning that the majority of our employees had the flexibility to work remotely at least some of the time. We recently implemented changes to our hybrid work model that require the majority of our employees to spend the majority of their working time in the office. This requirement for greater in-office attendance may not meet the needs or expectations of our employees and could negatively impact our ability to attract and retain employees, particularly if it is perceived as less favorable compared to other companies’ remote work policies. If we fail to retain key employees or maintain employee productivity as a result of the shift to more on-site work, our business could be adversely impacted.
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
Some SDOs, courts and governmental agencies have adopted, and may in the future adopt, some or all of these interpretations or proposals in a manner adverse to our interests, including in litigation to which we may not be a party. Further, SDOs in certain countries may attempt to modify widely accepted standards and claim the resulting standard as their own. In addition, governments may enact policies concerning standard-essential patents, such as the European Commission’s recently proposed regulations which would create a new regulatory scheme for standard-essential patents, that may have various consequences, some of which may be detrimental, such as by devaluing standard-essential patents or disrupting worldwide technology standards. Other jurisdictions may adopt similar regulatory schemes, which could also have such effects.
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
Some industry participants who have a vested interest in devaluing patents in general, or standard-essential patents in particular, have mounted attacks on certain patent systems, increasing the likelihood of changes to established patent laws. We cannot predict with certainty the long-term effects of any potential changes. In the United States, Europe (including the United Kingdom), India, China and elsewhere, there is continued discussion regarding potential patent law changes, and there is current and potential future litigation regarding patents, the outcomes of which could be detrimental to our licensing business. Some proposed changes would apply to only standard-essential patents, and such changes may substantially alter the incentives to participate in standardization or develop standards-compliant products. See also the Risk Factor entitled “Efforts by some original equipment manufacturers (OEMs) to avoid paying fair and reasonable royalties for the use of our intellectual property may require the investment of substantial management time and financial resources and may result in legal decisions or actions by governments, courts, regulators or agencies, Standards Development Organizations (SDOs) or other industry organizations that harm our business.”
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
The COVID-19 pandemic also caused us to modify our workforce practices, such as having the vast majority of our employees work from home. Although we have reopened our offices, we could be negatively affected in the future if, among others, a significant number of our employees, or employees who perform critical functions, become ill and/or are quarantined as the result of exposure to COVID-19 or a similar health crisis, or if government policies restrict the ability of those employees to perform their critical functions. See also the Risk Factor titled “We may not be able to attract and retain qualified employees, and recent changes to our hybrid work model may not be successful.”
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2022 Annual Report on Form 10-K, along with certain updates described below. At June 25, 2023, there have been no material changes to the financial market risks described at September 25, 2022. While we continue to monitor volatility in the banking sector (as a result of developments related to certain distressed or closed banks in the current year), such developments have not had a significant impact to our business, financial condition, results of operations and financial market risks.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined under Rule 13a-15(f) promulgated under the Exchange Act, in the third quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
Our purchases of our common stock in the third quarter of fiscal 2023 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
March 27, 2023 to April 23, 2023	—	$—	—	$5,947
April 24, 2023 to May 21, 2023	1,100	104.73	1,100	5,832
May 22, 2023 to June 25, 2023	2,583	110.32	2,583	5,547
Total	3,683		3,683
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of October 4, 2021, by and among QUALCOMM Incorporated, SSW HoldCo LP, SSW Merger Sub Corp and Veoneer, Inc. (1)	8-K	10/4/2021	2.1
3.1	Amended and Restated Certificate of Incorporation.	8-K	4/20/2018	3.1
3.2	Amended and Restated Bylaws.	8-K	7/21/2023	3.2
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cristiano R. Amon.				X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Akash Palkhiwala.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Cristiano R. Amon.				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Akash Palkhiwala.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(1)We shall furnish supplementally a copy of any omitted schedule to the Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
Dated: August 2, 2023	/s/ Akash Palkhiwala
Akash Palkhiwala
Chief Financial Officer