Form 10-K
period 2023-09-24
QUALCOMM INC/DE
filed 2023-11-01
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 24, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                      .
Commission File Number 0-19528
QUALCOMM Incorporated
(Exact name of registrant as specified in its charter)

Delaware	95-3685934
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5775 Morehouse Dr., San Diego, California	92121-1714
(Address of Principal Executive Offices)	(Zip Code)

(858) 587-1121
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, $0.0001 par value	QCOM	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 24, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $138.9 billion, based upon the closing price of the registrant’s common stock on that date as reported on the NASDAQ Global Select Market.
The number of shares outstanding of the registrant’s common stock was 1,113 million at October 30, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, to be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report where indicated.

QUALCOMM Incorporated
Form 10-K
For the Fiscal Year Ended September 24, 2023
Index

Risk Factors Summary:
Our business is subject to numerous risks and uncertainties, including those described in “Part I, Item 1A, Risk Factors” of this Annual Report. These risks include, but are not limited to, the following:
RISKS RELATED TO OUR OPERATING BUSINESSES
•We derive a significant portion of our revenues from a small number of customers and licensees, and particularly from their sale of premium tier handset devices. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuates, our business and results of operations could be negatively affected.
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
•We may not be able to attract or retain qualified employees.
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
•Geopolitical conflicts, natural disasters, pandemics and other health crises, and other factors outside of our control, could significantly disrupt our business.
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
PART I
Item 1. Business
We incorporated in California in 1985 and reincorporated in Delaware in 1991. We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Our 52-week fiscal years consist of four equal fiscal quarters of 13 weeks each, and our 53-week fiscal years consist of three 13-week fiscal quarters and one 14-week fiscal quarter. The financial results for our 53-week fiscal years and our 14-week fiscal quarters will not be exactly comparable to our 52-week fiscal years and our 13-week fiscal quarters. Our fiscal years for 2023, 2022 and 2021 included 52 weeks.
Overview
We are a global leader in the development and commercialization of foundational technologies for the wireless industry, including 3G (third generation), 4G (fourth generation) and 5G (fifth generation) wireless connectivity, and high-performance and low-power computing including on-device artificial intelligence (AI). Our technologies and products deliver intelligent computing and advanced connectivity in mobile devices and other products. Our inventions have helped power the growth in smartphones and other connected devices. We are scaling our innovations across industries and applications beyond handsets, including automotive and the internet of things (IoT). In automotive, our connectivity, digital cockpit and advanced driver assistance and automated driving (ADAS/AD) platforms are helping to connect the car to its environment and the cloud, creating unique in-cabin experiences and enabling a comprehensive assisted and automated driving solution. In IoT, our inventions have helped power growth in industries and applications such as consumer (including computing, voice and music and extended reality (XR)), edge networking (including mobile broadband and wireless access points) and industrial (including handhelds, retail, tracking and logistics and utilities). We derive revenues principally from sales of integrated circuit products, including our Snapdragon® family of highly-integrated, system-based solutions, and licensing of our intellectual property, including patents and other rights.
The foundational technologies we invent help power the modern mobile experience, impacting how the world connects, computes and communicates. We share these inventions broadly through our licensing programs enabling wide ecosystem access to technologies at the core of mobile innovation, and through the sale of our integrated circuit platforms (also known as integrated circuit products, chips, chipsets or modules) and other products. We innovate with purpose and collaborate across many ecosystems, including with manufacturers, operators, developers, system integrators, cloud providers, test tool vendors, service providers, governments and industry standards organizations, to enable a global environment of continued progress and growth.
We have a long history of driving innovation and continue to play a leading role in developing system-level inventions that serve as the foundation for 3G, 4G and 5G wireless technologies. This includes technologies such as CDMA (Code Division Multiple Access) and OFDMA (Orthogonal Frequency Division Multiple Access) families of technologies, with the latter encompassing LTE (Long-Term Evolution) and 5G NR (New Radio), which are the primary digital technologies currently used to transmit voice or data over radio waves using a public or private cellular wireless network.
We own significant intellectual property, including patents, patent applications and trade secrets, applicable to products that implement any version of CDMA and/or OFDMA technologies. The mobile industry generally recognizes that any company seeking to develop, manufacture and/or sell devices or infrastructure equipment that use CDMA-based and/or OFDMA-based technologies requires a license or other rights to use our patents. We also develop and commercialize numerous other key technologies used in mobile and other devices and services, and we own substantial intellectual property related to these technologies. Some of these inventions are contributed to and commercialized as industry standards, such as for certain video and audio codecs, Wi-Fi, position location, UWB (ultra-wideband) and Bluetooth®. We have also developed other technologies that are used by wireless and other devices that are not related to industry standards, such as operating systems, user interfaces, graphics and camera processing functionality, RF (radio frequency), RFFE (radio frequency front-end) and antenna designs, AI and machine learning techniques and application processor architectures. Our patents cover a wide range of technologies across the entire wireless system (including wireless devices and network infrastructure equipment), not just the portion of such patented technologies incorporated into chipsets.
We are organized on the basis of products and services and have three reportable segments. We conduct business primarily through our QCT (Qualcomm CDMA Technologies) semiconductor business and our QTL (Qualcomm Technology Licensing) licensing business. QCT develops and supplies integrated circuits and system software based on 3G/4G/5G and other technologies, including RFFE, for use in mobile devices; automotive systems for connectivity, digital cockpit and ADAS/AD; and IoT including consumer electronic devices; industrial devices; and edge networking products. QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products. Our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments. We also have nonreportable segments, including QGOV (Qualcomm Government Technologies) and our cloud computing processing initiative (formerly referred to as our cloud AI inference processing initiative).
Industry Trends
As the largest technology platform in the world, mobile has transformed the way we connect, compute and communicate. Advanced connectivity and high-performance, low-power computing technologies from mobile are also impacting many industries beyond wireless, empowering new services, new business models, and new ways to engage and interact with customers. Our breakthrough inventions and licensing programs have been integral to the demand and evolution of the mobile industry.
Intelligent Computing. Advancements in processor technologies have enabled distribution of complex workloads across the network, with more computing done in edge devices where data is generated. Given the proximity to raw data, edge computing allows for more intelligent processing, reducing response time, improving privacy and security, and enabling greater personalization. With increased processing power, mobile is becoming a pervasive AI platform, with complex large generative AI algorithms running on-device, enabling on-demand and contextual AI use cases. As 5G wireless connectivity complements on-device generative AI, edge devices enable enhanced productivity use cases, while intelligently processing and sharing data with cloud-based applications as needed. Building on the smartphone foundation and the scale of mobile, we envision generative AI becoming ubiquitous, expanding beyond smartphones into industries and applications such as compute, IoT, XR and automotive.
Complex large language models (LLMs), large vision models (LVMs) and other generative AI models that can generate new content, are beginning to change the landscape of the consumer user experience. LLMs (e.g., GPT-4 and Llama2) are useful for text-based natural language processing applications such as answering queries, document summarization and creation, while LVMs (e.g., Stable Diffusion and ControlNet) are useful for image and video processing. They are disrupting traditional methods of search, content creation, recommendation systems and personalized digital assistants, offering significant enhancements in consumer utility and productivity. We believe that a variety of innovative enterprise and consumer use cases will emerge from generative AI, especially as LLMs and LVMs are run on-device ingesting multiple modalities (such as text, voice, camera, infrared, RADAR and LiDAR sensors) and bring in the benefits of immediacy, privacy, security and personalization to consumers.
Advancing Connectivity. 3G technology introduced the world to the potential of the mobile internet, and the ability to access the internet virtually anytime and anywhere. 4G brought mobile broadband speeds that helped fuel the smartphone era, forever changing the way we work, live and connect with others. 4G has served as the technology foundation for many of the applications and services used today, including e-commerce, video streaming, video calling, social media and gaming.
Building on foundational innovations developed for 3G and 4G, the mobile industry continues to transition to 5G technology as 5G network deployments and device launches continue, particularly in emerging regions. Beginning with the Release 15 specification issued by 3GPP (3rd Generation Partnership Project), an organization that develops technical specifications, 5G is designed to support multi-gigabit data rates, low latency and greater capacity than previous generations of mobile technology to enable enhanced mobile broadband experiences, including ultra-high definition (4K) video streaming and sharing, near-instantaneous access to cloud services, immersive cloud gaming and XR, which includes augmented reality (AR), virtual reality (VR) and mixed reality (MR). 5G’s performance and capacity improvements are also enabling operators to offer new consumer and enterprise services while also reducing their operating costs.
Consumer Demand for Smartphones. For calendar year 2023, we estimate that consumer demand for 3G, 4G, and 5G handset volumes will decrease by a mid to high-single digit percentage relative to calendar year 2022. Such expected decline in demand is primarily driven by weakness in the macroeconomic environment (which has negatively impacted consumer demand for smartphones).

Consumer demand for new experiences, combined with the needs of mobile operators and device manufacturers to provide differentiated features and services, is driving continued innovation within the smartphone across connectivity, processing, AI, multimedia, imaging, audio and more. As a result, the smartphone continues to be the go-to device for social networking, music and video streaming, photography and video capture, e-commerce, gaming, email, web browsing and more. We believe that the combination of 5G and AI will enable these experiences to be more immersive, intuitive and interactive.
Automotive. According to analyst data, 71% of new vehicles produced in 2030 are projected to have embedded cellular connectivity, with 71% of those vehicles featuring 5G connectivity. By comparison, an estimated 63% of vehicles produced in 2023 will have embedded cellular connectivity, with 5G connectivity beginning to ramp (TechInsights, October 2023).
Digitalization of the automotive cockpit continues to transform the in-vehicle experience, enabling greater personalization of content and settings for both drivers and passengers as automakers respond to growing interest from consumers to bring their digital lifestyles into the vehicle. Car-to-cloud platforms are helping automakers improve cost efficiencies, create new service opportunities throughout the lifecycle of a vehicle with over-the-air (OTA) update capabilities and valuable vehicle and usage analytics. This is driving the development of a new architecture for the software-defined vehicle. High-performance, low-power computing technologies from mobile are being used to improve vehicles with advanced driver assistance and automated driving features that we expect to scale across vehicle tiers and continue the progression toward higher levels of autonomy, safety and convenience. Analysts estimate that 31% of new light duty vehicles sold globally in 2026 will have Level 2 (i.e., partial driving automation) or higher autonomy, compared to an estimated 15% of new light duty vehicles sold globally in 2023 (TechInsights, September 2023).
IoT. Industry demand for IoT devices continued to grow across consumer, edge networking and industrial applications in fiscal 2023; however, as a result of the current macroeconomic environment the growth rate slowed compared to prior projections and elevated channel inventory lowered demand for semiconductors from multiple industries within IoT in fiscal 2023. The installed base of IoT devices, which includes everything from wearables to industrial handhelds to gateways, is projected to increase by 70% from 2023 to 2026 (ABI Research, June 2023).
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
Edge Networking. Advances in wireless technology are helping to drive demand for edge networking products (including mobile broadband and wireless access points). 5G provides the flexibility to support both mobile and fixed wireless users with the delivery of high-speed, low-latency connections, enabling operators to replace traditional “last-mile” wired broadband connections. Additionally, advancements in Wi-Fi are driving consumer and enterprise demand for the latest Wi-Fi 6, 6E, and 7 access point technologies that leverage increased network speed, capacity and efficiency to support the increased number of connected devices at home and at work.
Industrial. The combination of IoT devices with connectivity, computing, on-device AI, and power-optimized and precise location tracking along with the cloud are helping to bring near real-time data and insights in industries such as retail, transportation, logistics, utilities and energy. This allows companies to gain new knowledge and insights about their products and services, manufacturing and logistics processes and more, which can help to transform, optimize and innovate their business.
Technology Overview
The worldwide demand for wireless devices, data services and applications requires continuous innovation to improve the user experiences, support new services, expand on-device processing and AI capabilities at low power, and increase wireless connectivity capacity and performance. To meet these requirements, different foundational technologies including wireless communications, multimedia, location and computing, continue to evolve. We have a long history of investing heavily in research and development and have developed many of these foundational technologies that help drive the continued evolution of the wireless industry. As a result, we have developed and commercialized leading edge chipset platforms for mobile, automotive and IoT. We have also developed and acquired (and continue to develop and acquire) significant related intellectual property. This intellectual property has been incorporated into the most widely accepted and deployed cellular wireless communications technology standards, and we have licensed it to several hundred licensees, including all of the leading handset manufacturers.

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
OFDMA-based. OFDMA-based technologies are characterized by their access method allowing several users to share the same frequency band and time by allocating different subcarriers to individual users. Most of the OFDMA-based technologies deployed prior to 2020 are classified as 4G technology. 3GPP developed the 4G system through the specification of the radio component (LTE) and the core network component (Enhanced Packet Core or EPC). LTE is designed to seamlessly interwork with 3G technologies through multimode devices, and can use bandwidths of 20 MHz or more through aggregation. LTE Advanced brings many more enhancements, including carrier aggregation, advanced multi-antenna techniques and optimizations for small cells. 5G heavily leverages OFDMA-based technologies; 3GPP has developed the 5G system through the specification of the radio component (NR) and the core network component (5G Core or 5GC). Unlike 4G that has fixed Orthogonal Frequency Division Multiplexing (OFDM) parameterization, 5G has multiple OFDM parameterizations to address a wide range of spectrum and use cases.
Release 14 of 3GPP specifications began to provide enhancements specifically for C-V2X (cellular vehicle-to-everything), which includes both direct communication (vehicle-to-vehicle, vehicle-to-infrastructure and vehicle-to-pedestrian) in dedicated spectrum that is independent of a cellular network and cellular communications with networks in traditional mobile broadband licensed spectrum.
The wireless industry is actively developing and commercializing 5G technologies. The first 5G specification, 3GPP Release 15, was initially completed in 2018. 5G is designed to transform the role of wireless technologies and incorporates advancements on 3G/4G features, including device-to-device capabilities and the use of all different types of spectrum (including licensed, unlicensed and shared spectrum). Many of our inventions at the core of 3G and 4G serve as the foundational technologies for 5G, and we continue to play a significant role in driving advancements in 5G, including contributing to 3GPP standardization activities that are defining the continued evolution of 5G NR and 5G Core standards.
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
Following the initial specification of 5G in 3GPP Release 15, 3GPP completed two additional releases. Release 16 introduced enhancements to 5G mobile broadband experiences (e.g., more capacity, improved coverage, mobility and better device power efficiency), expanded 5G technologies into new use cases and industries and began supporting different spectrum types by expanding 5G into unlicensed spectrum with 5G NR Unlicensed (NR-U). Release 17 became the third major release of the global 5G NR standard expanding the 5G technology foundations for coverage, mobility, power and reliability, which is designed to provide efficient support for lower complexity 5G devices including wearables, industrial sensors, and new deployments, including non-terrestrial networks and mmWave private networks on unlicensed 60 GHz spectrum band. Release 18, which remains under development, marks the start of 5G Advanced, with projects designed to strengthen the end-to-end 5G system foundation (such as advanced downlink and uplink MIMO, enhanced mobility, mobile integrated access and backhaul, smart repeater, evolved duplexing, AI and machine learning data-driven designs and green networks) and to proliferate 5G to virtually all devices and use cases (such as boundless extended reality, NR-light evolution, expanded sidelink, expanded positioning, drones and expanded satellite communication and multicast).
Other (Non-Cellular) Wireless Technologies. There are other, non-cellular wireless technologies that have also been widely adopted.
Wireless Local Area Networks. Wireless Local Area Networks (WLAN), such as Wi-Fi, link two or more nearby devices wirelessly and usually provide connectivity through an access point. We are actively involved in innovative programs developed in the context of the Wi-Fi Alliance, a non-profit organization that drives global Wi-Fi adoption and evolution. Wi-Fi systems are based primarily on standards developed by the Institute of Electrical and Electronics Engineers 802.11 Working Group. Amendments of the 802.11 standard are commonly referred to by the names made popular by the Wi-Fi Alliance (for example, 802.11ax is known as Wi-Fi 6). Wi-Fi 6 adds advanced features such as downlink and uplink OFDMA and uplink multiple-user MIMO. This technology primarily targets connectivity for mobile devices, tablets, laptops and other consumer electronic devices using the 2.4GHz and 5GHz spectrum bands. We continue to play a leading role in the evolution of the 802.11 family of standards with the development of the new 802.11be standard, known as Wi-Fi 7. Wi-Fi 7 introduces enhanced speeds, latency and network capacity plus support for advanced features like 320MHz channels, standardizing the advanced modulation scheme 4K QAM (Quadrature Amplitude Modulation), and advanced multi-link implementations such as High Band Simultaneous Multi-Link to deliver optimal performance. Both Wi-Fi 6 and Wi-Fi 7 generation implementations can achieve significant benefits from the global trend towards increased availability of license exempt spectrum in the 6GHz frequency band.

Bluetooth. Bluetooth is a wireless personal area network that provides wireless connectivity between devices over short distances ranging from a few centimeters to approximately one hundred meters using the 2.4GHz industrial, scientific and medical spectrum band. Bluetooth technology provides wireless connectivity to a wide range of fixed or mobile consumer electronic devices. Bluetooth functionalities are standardized by the Bluetooth Special Interest Group in various versions of the specification (Bluetooth Core specification versions range from 1.0 to 5.4), which include different functionalities, such as enhanced data rate, low energy, mesh, audio, telephony, automotive, human interface device and location technologies. We are a leading contributor to Bluetooth technologies in the areas of mobile devices and audio and mesh technologies.
Position Location Technologies. Position location technologies continue to evolve in order to deliver an enhanced location experience and comply with new mandates on location for E911 (enhanced 911) calls. We are a key developer of the Assisted-Global Positioning System (A-GPS), Assisted Global Navigation Satellite System (A-GNSS) and WLAN positioning technologies used in most cellular handsets today. For uses requiring the best reliability and accuracy for E911 services and navigational based services, A-GPS, A-GNSS and WLAN provide leading-edge solutions. We continue to invest in the standardization and productization of many 4G- and 5G-based positioning capabilities, including in 3GPP Releases 16, 17 and 18.
The industry continues to evolve to support additional inputs for improving the location experience. Our products and intellectual property now support multiple constellations for A-GNSS, including: GPS, GLONASS, Galileo, NavIC, BeiDou, QZSS and SBAS augmentation systems; Wi-Fi-based and Bluetooth-based positioning for WLAN, including Wi-Fi RSSI (received signal strength indication) and Wi-Fi RTT (round-trip time) signals for indoor location; observed time difference of arrival positioning for LTE access (e.g., in rural and indoor areas); and third-party inertial sensors. The combination of these different location solutions is used to ensure accurate location availability in all areas. We are also a leader in the standardization of high accuracy position techniques for 5G NR access and support techniques to improve resilience of location.
Additional Significant Technologies used in Cellular and Other Industries.
On-device AI. Our fundamental research and comprehensive approach to AI helps enable us to be a leader in on-device AI solutions. The Qualcomm® AI Engine, featured in our Snapdragon platforms and many of our other products provides high-performance on-device AI solutions at extremely low power to support complex use cases, while enhancing privacy and security. The Qualcomm® AI Stack is a unified AI software portfolio designed to help developers optimize and deploy AI models quickly using our chipset solutions by supporting AI frameworks and runtimes, developer libraries, system software and popular operating systems.
Multimedia Technologies. We are a leading innovator in video, audio and speech compression technologies and system-level solutions enabling feature-rich, high-quality experiences in imaging, audio and vision intelligence. We are a leading contributor to the advancement of video compression performance, including contributions to the H.265/HEVC standard (deployed to support Ultra High Definition 4K and beyond video), and the next generation H.266/VVC standard, which are designed to power the creation and consumption of richer, immersive media experiences. Proprietary video codecs, including VP9 and AV1, have also adopted our solutions due to their impact to video compression technology. Video compression technologies are used in a number of products such as cellular handsets, tablets, laptops and desktop computers, cameras, servers, gaming consoles, televisions and streaming services.
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
Other Technologies. In addition to the above, we continue to play a leading role in developing and/or have acquired many of the other technologies used across the wireless system, computing and edge networking, including in cellular handsets and certain other consumer electronic devices and networks, including:
•operating system and user interface features;
•XR platform features such as 6DoF (six-degrees of freedom) head tracking and controller capabilities, video pass-through and embedded cellular connectivity for new types of user experiences;
•security and content protection systems for enhanced device security without compromising the user experience;
•volatile (LPDDR4, 5) and non-volatile (eMMC) memory and related controllers;
•fast charging features, enabling devices to charge quickly, safely and efficiently;
•Qualcomm® Smart Transmit™ technology, a modem-to-antenna technology that optimizes data speeds while complying with RF transmit power limits;
•power management systems for improved battery life and device charging; and
•System-on-Chip (SoC) architecture with heterogeneous computing features, which uses different types of specialized engines (Graphics Processing Unit (GPU) and Neural Processing Unit (NPU)) to enable high performance and low-power computing and other optimization techniques.

Acquisitions
We make strategic investments and acquisitions in order to open new opportunities for our technologies, support the design and introduction of new products and services (or enhance existing products or services), obtain resources with development and/or market expertise, grow our patent portfolio or pursue new businesses as part of our strategic plan. Information regarding our acquisitions is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 9. Acquisitions and Divestitures.”
Operating Segments
We have three reportable segments. We conduct business primarily through QCT and QTL, while QSI makes strategic investments. Additional information regarding our operating segments is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 8. Segment Information.”
QCT Segment. QCT is a leading developer and supplier of integrated circuits and system software based on 3G/4G/5G and other technologies for use in wireless voice and data communications, networking, computing, multimedia and position location products. QCT’s integrated circuit products are sold and its system software is licensed to manufacturers that use our products in a broad range of devices, from low-tier, entry-level devices primarily for emerging regions to premium-tier devices, including but not limited to mobile devices, wireless networks, devices used in IoT, broadband gateway equipment, consumer electronic devices and automotive systems for connectivity, digital cockpit and ADAS/AD. Our technology roadmap delivers the latest network technologies across multiple product tiers, devices and industries. This roadmap is the result of extensive collaboration with manufacturers, operators, developers, systems integrators, cloud providers, tool vendors, service providers, governments and industry standards organizations, as well as our years of research into emerging network standards and the development of integrated circuits. Our roadmap takes advantage of new standards, while maintaining backward compatibility with existing standards. We have leveraged and expect to continue to leverage the foundational technologies initially developed and commercialized for use in mobile handset devices, such as our core baseband modem and processor technologies and our other wireless connectivity products including Wi-Fi, Bluetooth and precise positioning technologies, to extend into product categories, industries and applications beyond mobile handsets, such as automotive and IoT (which includes the industries and applications of consumer, industrial and edge networking).
The Snapdragon family of highly integrated, system-based solutions include the Snapdragon mobile, compute, sound and automotive platforms. Each platform consists of application processors and wireless connectivity capabilities, including our cellular modem that provides core baseband modem functionality for voice and data communications, non-cellular wireless connectivity (such as Wi-Fi and Bluetooth) and global positioning functions. Our Snapdragon application processor functions include AI / NPU, CPU, security, graphics, display, audio, video and camera. Our CPUs are designed to deliver high levels of compute performance with optimized power consumption. Our Qualcomm® Hexagon™ NPUs are designed to support a variety of AI processing tasks for superior performance-per-watt. Our Qualcomm® Adreno™ graphics processing units are designed to deliver high quality graphics performance for visually rich 3D gaming and user interfaces. In addition to the highly integrated core SoC, we also design and supply supporting components, including the RF transceiver, PM (power management), audio, codecs, speaker amps and additional wireless connectivity integrated circuits. These supporting components, in addition to our cellular modems and application processors comprising our core SoC, are also sold as individual components. The combination of the Snapdragon SoC, system software and supporting components provides an overall platform with optimized performance and efficiency, enabling manufacturers to design and deliver powerful, slim and power-efficient devices ready for integration with the complex cellular networks worldwide.
Our portfolio of RF products includes Qualcomm® RFFE components that are designed to simplify the RF front-end design for 5G, including sub-6 GHz and mmWave, as well as, for 4G LTE multimode and mobile devices, to reduce power consumption and to improve radio performance. We provide comprehensive RFFE product offerings with system level performance from the modem and transceiver to the antenna that include complex 4G/5G transmit and receive modules, power tracking, tuning systems, multimode-multiband power amplification, low noise amplifiers and mmWave antenna solutions, in addition to discrete filtering products, for devices and applications across the mobile handsets, automotive and IoT industries. We have also integrated our Snapdragon platform with our RFFE components to create our Snapdragon 5G modem-RF products, the world’s first commercial modem-to-antenna 5G solution designed to maximize data speeds and performance, support superior call connectivity and coverage and extend battery life.
Our wireless connectivity products also consist of integrated circuits and system software for Wi-Fi, Bluetooth and frequency modulation, as well as technologies that support location data and services. Our wireless connectivity products provide additional connectivity for mobile devices, tablets, laptops, XR headsets, voice and music devices, wearable devices, along with other IoT devices and applications, automotive connectivity, digital cockpit and ADAS/AD, utility meters and logistic trackers and industrial sensors. QCT also offers standalone Wi-Fi, Bluetooth, applications processor and Ethernet products utilized within these devices and systems. Our networking products include Wi-Fi, Ethernet and Powerline chips, network processors, wireless access points and routers, broadband gateway equipment and software. These products help enable home and business networks to support the growing number of connected devices, digital media and data services.
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
QCT’s current competitors include, but are not limited to, companies such as Apple, Broadcom, HiSilicon, MediaTek, Mobileye, Nvidia, NXP Semiconductors, Qorvo, Samsung, Skyworks, Texas Instruments and UNISOC. QCT currently faces competition, which may intensify in the future, from products internally developed by our customers, including some of our largest customers, to early-stage companies. Our competitors devote significant amounts of their financial, technical and other resources to develop and market competitive products and, in some cases, to develop and adopt competitive digital communication or signal processing technologies, and those efforts may materially and adversely affect us. Although we have attained a significant position in the wireless industry, many of our current and potential competitors may have advantages over us. These and other risks related to competition are more fully described in the Risk Factors entitled “Our industry is subject to intense competition in an environment of rapid technological change. Our success depends in part on our ability to adapt to such change and compete effectively; and such change and competition could result in decreased demand for our products and technologies or declining average selling prices for our products or those of our customers or licensees” and “Our business, particularly our semiconductor business, may suffer as a result of our customers vertically integrating (i.e., developing their own integrated circuit products).”
QTL Segment. QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture, sale and/or use of certain wireless products, including, without limitation, products implementing WCDMA (Wideband CDMA), LTE and/or OFDMA-based 5G standards and their derivatives. We grant licenses or otherwise provide rights to use our cellular standard-essential patents (including 3G, 4G and 5G) for both single-mode and multimode devices on a worldwide basis. We also offer licenses to our cellular standard-essential patents together with other Qualcomm patents that may be useful to such licensed products for licensees that desire to obtain the commercial benefits of receiving such broad patent rights from us. While we offer license rights to patents that we do not have a duty or obligation to grant, those rights may be negotiated at our discretion. A significant portion of QTL’s licensing revenues is derived from licensees that have entered into license agreements that grant licenses under Qualcomm’s cellular standard-essential patents. Our licensees manufacture wireless cellular products such as mobile devices (including handsets), other consumer devices (e.g., tablets and laptops), plug-in end user data modem cards and embedded modules for incorporation into machine-to-machine devices and certain other devices, connected vehicle units and connected vehicle modules used in automobiles, wireless access points and small cell wireless products.

Since our founding in 1985, we have focused heavily on technology development and innovation. These efforts have resulted in a leading intellectual property portfolio related to foundational, system level technologies for the wireless industry. We have an extensive portfolio of United States and foreign patents, and we continue to pursue patent applications around the world. Our patents have broad coverage in many countries, including Brazil, China, India, Japan, South Korea, Taiwan, the United States and countries in Europe (including European patents with unitary effect). A substantial portion of our patents and patent applications relate to digital wireless communications technologies, including patents that are essential or may be important to the commercial implementation of CDMA2000, WCDMA (UMTS), LTE and/or OFDMA-based 5G products. Our patent portfolio is the most widely and extensively licensed in the industry, including more than 200 5G license agreements to date. Additionally, we have a substantial patent portfolio related to key technologies used in communications and other devices and/or related services, some of which are covered by industry standards. These include certain video codecs, audio codecs, Wi-Fi, memory interfaces, wireline interfaces, wireless power, position location, broadcast and streaming protocols, and short-range communication functionalities, including Near Field Communication (NFC) and Bluetooth. Our patents cover a wide range of technologies across the entire wireless system (including wireless devices and network infrastructure equipment), not just the portion of such patented technologies incorporated into chipsets. Over the years, a number of companies have challenged our patent position, but the mobile communications industry generally recognizes that any company seeking to develop, manufacture and/or sell certain wireless products that use CDMA-based and/or OFDMA-based technologies requires a license or other rights to use our patents.
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
Standards bodies have been informed that we hold patents that might be essential for all 3G standards that are based on CDMA, patents that are potentially essential for LTE standards, including FDD and TDD versions, and patents and pending patent applications that are potentially essential for 5G technologies. We have committed to such standards bodies that we will offer to license our essential patents for these standards consistent with our commitments to those bodies. We have made similar commitments with respect to certain other technologies implemented in industry standards.
QTL licensing revenues include per-unit royalties and, to a lesser extent, lump sum payments (license fees). Licensees pay quarterly royalties based on their sales of products incorporating or using our licensed intellectual property. Per-unit royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of complete licensed products, net of certain permissible deductions (including transportation, insurance, packing costs and other items), with certain products subject to per unit minimums and/or per unit caps. Certain products may also have a fixed royalty amount per unit. Revenues generated from royalties are subject to quarterly and annual fluctuations.
The vast majority of QTL revenues have been generated through our licensees’ sales of OFDMA-based products (including 3G/4G and 3G/4G/5G multimode devices), such as smartphones and other devices. We have invested in both the acquisition and development of, and continue to invest in the development of, OFDMA technology and intellectual property and have generated the industry leading patent portfolio applicable to LTE, LTE Advanced, LTE Advanced Pro and 5G NR. Some of our inventions that serve as foundational technologies for 3G and 4G also serve as foundational technologies for 5G. We have invested and continue to invest in the development of 5G and continue to play a significant role in driving advancements of 5G. Nevertheless, we face competition in the development of intellectual property for future generations of digital wireless communications technologies and services.
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
Other Businesses. Nonreportable segments include our QGOV business and our cloud computing processing initiative. QGOV provides development and other services and sells related products to U.S. government agencies and their contractors.
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
Revenue Concentrations and Significant Customers
A small number of customers/licensees historically have accounted for a significant portion of our consolidated revenues. In fiscal 2023, revenues from Apple and Samsung each comprised 10% or more of our consolidated revenues. Additional information regarding revenue concentrations is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items” and “Notes to Consolidated Financial Statements, Note 8. Segment Information.”
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
We continue to invest significant resources towards advancements in OFDMA-based technologies and products (including LTE, 5G and 6G). We also engage in acquisitions and other transactions to meet certain technology needs, to obtain development resources or open or expand opportunities for our technologies and to support the design and introduction of new products and services (or enhance existing products and services) for voice and data communications and industries and applications beyond mobile handsets, such as ADAS/AD. We make investments to provide our integrated circuit customers with chipsets designed on leading-edge technology nodes that combine multiple technologies for use in consumer electronic devices (e.g., smartphones, tablets, laptops, voice and music devices, wearable devices and XR devices) and other products (e.g., access points and routers, data cards and infrastructure equipment). In addition to 3G, 4G and 5G technologies, our chipsets support other wireless and wired connectivity technologies, including Wi-Fi, Bluetooth, Ethernet, position location and Powerline communication. Our integrated chipsets often include multiple technologies, including advanced multimode modems, application processors and graphics engines, as well as the tools to connect these diverse technologies. We continue to support Android, Windows and other client software environments in our chipsets.
We conduct broad, leading research and development across AI, including generative AI, from fundamental research to platform and applied research, with the goal of advancing its core capabilities (i.e., perception, reasoning and action), and scaling them across industries and use cases. With investments made in AI for over a decade, our research is diverse, and we are focused on power efficiency and personalization to make AI seamless across our everyday experiences.

We develop innovations that are integrated into our product portfolio to expand the opportunity for wireless communications and enhance the value of our products and services. These innovations are expected to enable our customers to improve the performance or value of their existing services, offer these services more affordably and introduce revenue-generating broadband data services ahead of their competition. We are focused on making it easier for developers to design and deploy their applications on our platforms across multiple device categories and industries as a part of our diversification strategy.
We have research and development centers in various locations throughout the world that support our global development activities and ongoing efforts to develop and/or advance 4G, 5G, 6G, and a broad range of other technologies, including RFFE. We continue to use our substantial engineering resources and expertise to develop new technologies, applications and services and make them available to licensees to help grow the wireless communications industry and generate new or expanded licensing opportunities.
Environmental, Social and Governance (ESG) and Human Capital
We believe that our innovations help transform industries, enhance people’s lives and address some of society’s biggest challenges. With the world becoming increasingly connected, we have an opportunity to shape a better future. We believe in the power of technology. As such, our corporate responsibility vision is to be a facilitator of innovation for a sustainable world, connected wirelessly.
We have integrated corporate responsibility throughout our business, from our daily operations to our executive leadership and our Board of Directors (Board). The Governance Committee of our Board provides oversight on ESG matters not delegated to other Board committees, including ESG policies, programs and initiatives. The HR and Compensation Committee of our Board provides oversight on our human capital initiatives and our workforce diversity, equity and inclusion policies, programs and initiatives, while the Audit Committee of our Board provides oversight of our ESG disclosure controls and procedures. Our ESG Leadership Committee, composed of certain executives, provides guidance on global corporate responsibility issues. Our ESG Working Group implements directives from the ESG Leadership Committee, measures progress on achieving our goals and reports to management on accomplishments and challenges.
ESG
We center our ESG efforts around purposeful innovation, focusing on three strategic areas where we believe we can have the biggest impact:
•Empowering Digital Transformation. We believe technology can transform industries, businesses, communities and individual lives. We invent solutions that are foundational to the advancement of the global wireless ecosystem, improving how we work, live and, ultimately, thrive.
•Acting Responsibly. We invest in our people, strive to always behave with integrity and implement governance standards that uphold Qualcomm’s values. We are committed to responsible business practices, from upholding diversity, equity and inclusion, to protecting privacy, to providing leading development programs and fostering an ethical culture.
•Operating Sustainably. We aim to maintain safe, healthy and productive working conditions and conserve natural resources. Our environmental efforts center on reducing greenhouse gas (GHG) emissions, optimizing energy consumption, managing water usage and minimizing waste throughout our operations and the communities in which we work.
2025 Goals. Our 2025 Goals related to corporate responsibility include, among others:
•Reducing our absolute Scope 1 and Scope 2 GHG emissions by 30% from global operations, from a 2014 base year.
•Reducing power consumption by 10% every year in our flagship Snapdragon Mobile Platform products (given equivalent features).
•Ensuring 100% of our primary semiconductor manufacturing suppliers are audited every 2-years for conformance to our Supplier Code of Conduct, from a 2020 base year.
Net-Zero Global GHG Emissions Commitment. Qualcomm has approved near and long-term science-based emissions reduction targets with the Science Based Targets Initiative (SBTi), including: (1) reduce absolute Scope 1 and 2 GHG emissions by 50% by 2030 from a 2020 base year; (2) reduce absolute Scope 3 GHG emissions by 25% by 2030 from a 2020 base year; and (3) reach net-zero GHG emissions across the value chain by 2040.
The foregoing discussion includes information regarding ESG matters that we believe may be of interest to our stockholders generally. We recognize that certain other stakeholders (such as customers, employees and non-governmental organizations), as well as certain of our stockholders, may be interested in more detailed information on these topics. We encourage you to review our most recent Qualcomm Corporate Responsibility Report (located on our website) for more detailed information regarding our Corporate Responsibility and ESG governance, goals, priorities, accomplishments and initiatives, as well as the Corporate Governance section of our most recent Proxy Statement, and our Corporate Governance Principles and Practices (located on our website), for additional information regarding governance matters, including Board and Committee leadership, oversight, roles and responsibilities, and Director independence, tenure, refreshment and diversity. Nothing on our website, including the aforementioned reports and documents, or sections thereof, shall be deemed incorporated by reference into this Annual Report.
Human Capital
In order to continue to produce innovative, breakthrough technologies, it is crucial that we continue to attract and retain top talent. To facilitate talent attraction and retention, we strive to make Qualcomm a diverse, inclusive, and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, and health and wellness programs and by programs that build connections between our employees and their communities.
At September 24, 2023, we had approximately 50,000 full-time, part-time and temporary workers, the overwhelming majority of which were full-time employees. Our employees are represented by more than 100 (self-identified) nationalities working in over 150 locations in 36 different countries around the world. Collectively, we speak more than 90 different languages. Our global workforce is highly educated, with the substantial majority of our employees working in engineering or technical roles. During fiscal 2023, our voluntary turnover rate was less than 5%. During the second half of fiscal 2023, in order to promote and facilitate the type of collaboration and innovation that is foundational to Qualcomm, we adjusted our onsite work policy to require most of our employees to be in the office the majority of their working time.
Diversity, Equity and Inclusion. We believe that a diverse workforce is important to our success, and we continue to focus on making Qualcomm a great place to work for women and underrepresented populations. Our recent efforts have been focused in three areas: inspiring innovation through an inclusive and diverse culture; expanding our efforts to recruit world-class diverse talent; and identifying strategic partners to accelerate our inclusion, equity and diversity programs.
We have employee networks that enhance our inclusive and diverse culture, including global network groups focused on supporting women, LGBTQ+ employees and employees with disabilities, in addition to U.S.-based employee networks that focus on Black and African American employees, Hispanic and Latinx employees and U.S. military members and veterans. In 2023, we also added a new employee network to support Asian American and Pacific Islander employees.
We continue to recruit technical talent in diverse communities, engaging as a high-level sponsor of professional conferences, such as the Society of Hispanic Professional Engineers National Convention and the National Society of Black Engineers National Convention. We also continue to recruit from a variety of colleges with diverse student populations, including Hispanic-Serving Institutions and Historically Black Colleges and Universities.
Our continued engagement with organizations that work with diverse communities has been vital to our efforts. We joined the Global Catalyst Community that helps organizations build workplaces that work for women with thought leadership and actionable solutions to advance women into leadership. We are also endorsed as a great employer for women by Work180 and have been recognized by Avtar and Seramount as a Best Company for Women in India. We, alongside other top technology companies, helped form the Reboot Representation Tech Coalition, which aims to double the number of Black, Latinx and Native American women receiving computing degrees by 2025. Through our collaboration with Disability:IN’s Inclusion Works program, we have increased our ability to address the needs of individuals with disabilities.
We publish our most recent Consolidated EEO-1 reports on our website to provide additional transparency into our workforce.
Health, Safety and Wellness. The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. Through our Live+Well, Work+Well program, we provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide protection and security related to events that may require time away from work or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families.
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
Talent Development. We invest significant resources to develop the talent needed to remain a world-leading innovator in wireless technologies and high performance and low power computing, including AI. We deliver numerous training opportunities, provide rotational assignment opportunities, focus on continuous learning and development and have implemented what we believe are industry-leading methodologies to manage performance, provide feedback and develop talent.
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
Since our employees are passionate about many causes, our corporate giving and volunteering programs support and encourage employees by engaging with those causes. In our offices around the world, our employee-led Giving Committees select local organizations to support, often in the form of grants that are primarily funded by the Qualcomm Foundation (which was established in 2011 to support charitable giving and volunteerism). We also frequently collaborate with these organizations on volunteer activities for our employees. Additionally, during fiscal 2023, thousands of our employees around the world utilized our charitable match program, benefiting more than 1,500 charitable organizations.
Human Capital Advancements Linked to our Executive Compensation. The HR and Compensation Committee of our Board will consider human capital advancements in determining our executives’ fiscal 2023 bonus. For fiscal 2023, progress towards human capital advancements serves as a non-financial performance modifier that can adjust the executives’ bonus payout by a multiple of 0.9 to 1.1.
The foregoing discussion includes information regarding Human Capital matters that we believe may be of interest to stockholders generally. We recognize that certain other stakeholders (such as customers, employees and non-governmental organizations), as well as certain of our stockholders, may be interested in more detailed information on these topics. We encourage you to review the “Workforce” section of our most recent Qualcomm Corporate Responsibility Report (located on our website) for more detailed information regarding our Human Capital programs and initiatives. Nothing on our website, including our Consolidated EEO-1 reports and our Qualcomm Corporate Responsibility Report or sections thereof, shall be deemed incorporated by reference into this Annual Report.
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
Information about our Executive Officers
Information about our executive officers (and their ages as of November 1, 2023) are as follows:
Cristiano R. Amon, age 53, has served as President and Chief Executive Officer and as a member of the Board of Directors since June 2021. Mr. Amon served as President and Chief Executive Officer-elect from January 2021 to June 2021 and President from January 2018 to January 2021. He served as Executive Vice President, Qualcomm Technologies, Inc. (QTI), a subsidiary of Qualcomm Incorporated, and President, QCT, from November 2015 to January 2018. He served as Executive Vice President, QTI and Co-President, QCT from October 2012 to November 2015, Senior Vice President and Co-President, QCT from June 2012 to October 2012 and as Senior Vice President, QCT Product Management from October 2007 to June 2012, with responsibility for our product roadmap, including the Snapdragon platforms. Mr. Amon joined Qualcomm in 1995 as an engineer and throughout his tenure at Qualcomm has held several other technical and leadership positions. Mr. Amon has been a member of the board of directors of Adobe Inc. since October 2023. Mr. Amon holds a B.S. in Electrical Engineering and an honorary doctorate from UNICAMP, the State University of Campinas, Brazil.
Heather Ace, age 53, has served as Chief Human Resources Officer since March 2020. Prior to joining Qualcomm, Ms. Ace was Senior Vice President, Human Resources at DexCom, Inc., a provider of continuous glucose monitoring, from July 2016 to March 2020. Prior to DexCom, she was Executive Vice President, Human Resources at Orexigen Therapeutics, Inc., a developer of treatments for obesity, from January 2016 to July 2016. Ms. Ace was Integration Leader for Royal Philips, leading the cross-functional integration of Philips Healthcare’s acquisition of Volcano Corporation, from January 2015 to January 2016. She was Executive Vice President, Human Resources at Volcano Corporation from May 2012 to January 2015. Prior to May 2012, Ms. Ace served in various senior executive roles in human resources, post-acquisition/merger integration and employment law at Life Technologies Corporation. She began her career at Gray, Cary, Ware & Freidenrich (now DLA Piper) as a litigation and transactional employment attorney, specializing in mergers and acquisitions. Ms. Ace holds a B.A. in Law & Society from the University of California, Santa Barbara and a J.D. from Santa Clara School of Law.
James J. Cathey, age 59, has served as Chief Commercial Officer, QTI since April 2022. Mr. Cathey served as Senior Vice President, Global Business Operations, QTI from December 2018 to April 2022, Senior Vice President, QTI and

President, APAC and India from May 2016 to December 2018, Vice President, QTI and President, APAC and India from December 2015 to May 2016 and Vice President, QTI and President, Qualcomm Japan from December 2014 to December 2015. He served in various other operational and leadership roles since joining Qualcomm in September 2006. Prior to joining Qualcomm, he was an executive at Micron Technology, Inc., MicroDisplay Corp. and PixTech Inc. Mr. Cathey holds a B.B.A. from Boise State University.
Ann Chaplin, age 50, has served as General Counsel and Corporate Secretary since November 2021. Prior to joining Qualcomm, Ms. Chaplin served at General Motors Company as Corporate Secretary and Deputy General Counsel, U.S., Transformation Initiatives and Corporate Securities from February 2021 to November 2021, Deputy General Counsel and Chief Compliance Officer, North America, Transformation Projects and Compliance from April 2019 to February 2021, Deputy General Counsel, Commercial, Transportation as a Service, Litigation and Regulation from January 2018 to April 2019, Deputy General Counsel, Intellectual Property, Regulation and Litigation from June 2017 to January 2018 and Deputy General Counsel, Litigation from December 2015 to June 2017. Prior to General Motors, Ms. Chaplin was an attorney at Fish & Richardson P.C. from February 2001 to December 2015, last holding the position of Litigation Practice Group Leader/Litigation Equity Principal. She began her career as an intellectual property litigation attorney at the law firm of Robins, Kaplan, Miller & Ciresi LLP. Ms. Chaplin holds a B.A in Sociology of Law from the University of Minnesota and a J.D. from Harvard Law School.
Akash Palkhiwala, age 48, has served as Chief Financial Officer since November 2019. Mr. Palkhiwala served as Senior Vice President and Interim Chief Financial Officer from August 2019 to November 2019. He served as Senior Vice President, QCT Finance, QTI from December 2015 to August 2019 and Senior Vice President and Treasurer from October 2014 to December 2015. Mr. Palkhiwala served in various other finance and leadership roles since joining Qualcomm in March 2001. Prior to joining Qualcomm, he was an Analyst at KeyBank. Mr. Palkhiwala holds an undergraduate degree in Mechanical Engineering from L.D. College of Engineering in India and an M.B.A from the University of Maryland.
Alexander H. Rogers, age 66, has served as President, QTL and Global Affairs since June 2021. Mr. Rogers served as President, QTL from October 2016 to June 2021, Senior Vice President and President, QTL from September 2016 to October 2016, Senior Vice President, Deputy General Counsel and General Manager, QTL from March 2016 to September 2016, Senior Vice President and Deputy General Counsel from October 2015 to March 2016 and Senior Vice President and Legal Counsel from April 2007 to October 2015. Prior to QTL, he led Qualcomm’s litigation group. Mr. Rogers joined Qualcomm in January 2001 as an attorney. Prior to joining Qualcomm, he was a partner at the law firm of Gray, Cary, Ware & Freidenrich (now DLA Piper), specializing in intellectual property and commercial litigation. Mr. Rogers holds a B.A. and an M.A. in English Literature from Georgetown University and a J.D. from Georgetown University Law Center.
James H. Thompson, age 59, has served as Chief Technology Officer, QTI since March 2017. Dr. Thompson served as Executive Vice President, Engineering, QTI from October 2012 to March 2017 and Senior Vice President, Engineering from July 1998 to October 2012. He joined Qualcomm in 1992 as a senior engineer and throughout his tenure at Qualcomm has held several other technical and leadership positions. Dr. Thompson holds a B.S., an M.S. and a Ph.D. in Electrical Engineering from the University of Wisconsin.
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
RISKS RELATED TO OUR OPERATING BUSINESSES
We derive a significant portion of our revenues from a small number of customers and licensees, and particularly from their sale of premium tier handset devices. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuates, our business and results of operations could be negatively affected.
We derive a significant portion of our revenues from a small number of customers and licensees, and particularly from their sale of premium tier handset devices, and we expect this trend to continue in the foreseeable future. The mobile industry is experiencing and may continue to experience concentration of device share among a few companies, particularly at the premium tier, contributing to this trend. Certain Chinese OEMs have increased and may continue to increase their device share in China and in certain regions outside of China, and we derive a significant portion of our revenues from a small number of these OEMs as well. See also “Notes to Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items - Concentrations.”
In addition, a number of our largest customers have developed, are developing or may develop their own integrated circuit products, or may choose our competitors’ integrated circuit products, which they have in the past utilized, currently utilize and may in the future utilize in some or all of their devices, rather than our products, which could significantly reduce the revenues we derive from these customers. See also the Risk Factor titled “Our business, particularly our semiconductor business, may suffer as a result of our customers vertically integrating (i.e., developing their own integrated circuit products).”
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
The loss of any one of our significant customers, a reduction in the purchases of our products by any of these customers or the cancellation of significant purchases by any of these customers, whether due to the use of their own integrated circuit products or our competitors’ integrated circuit products, government restrictions, a decline in global, regional or local economic conditions, a decline in consumer demand (or a shift in consumer demand away from new devices in favor of refurbished or secondhand devices), elevated inventory levels at our customers or otherwise, would reduce our revenues and could harm our ability to achieve or sustain expected results of operations. A delay of significant purchases, even if only temporary, would reduce our revenues in the period of the delay. Any such reduction in revenues would also impact our cash resources available for other purposes, such as research and development.
Further, the concentration of device share among a few companies, and the corresponding purchasing power of these companies, may result in lower prices for our products, which could have an adverse effect on our revenues and margins. In addition, the timing and size of purchases by our significant customers may be impacted by the timing of such customers’ new or next generation product introductions, over which we have no control, and the timing and success of such introductions may cause our revenues and results of operations to fluctuate.
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
The mobile industry has also experienced slowing growth in the premium-tier device segment due to, among other factors, a maturing premium-tier smartphone industry in which demand is increasingly driven by new product launches and innovation cycles. A reduction in sales of premium-tier devices, a reduction in sales of our premium-tier integrated circuit products (which have a higher revenue and margin contribution than our lower-tier integrated circuit products), a shift in share away from OEMs that utilize our premium-tier products, or a shift in consumer demand in favor of refurbished or secondhand devices, would reduce our revenues and margins and may harm our ability to achieve or sustain expected financial results. Any such reduction in revenues would also impact our cash resources available for other purposes, such as research and development.
Further, while our product and revenue diversification strategies have resulted in an increasing portion of our revenues coming from outside of mobile handsets, e.g., from industries such as automotive and IoT, certain product categories within those industries may in themselves be subject to high levels of customer concentration.
Although we have more than 300 licensees, we derive a significant portion of our licensing revenues from a limited number of licensees, which includes a number of Chinese OEMs. In the event that one or more of our significant licensees fail to meet their reporting and payment obligations, or we are unable to renew or modify one or more of their license agreements under similar terms as their existing agreements, our revenues, results of operations and cash flows would be adversely impacted. Moreover, the success of our core licensing business depends in part on the ability of our licensees to continue to develop, introduce and deliver high-volume products that achieve and sustain customer acceptance. We do not have control over the product development, sales efforts or pricing of products by our licensees, and our licensees might not be successful in these efforts. Reductions in sales of our licensees’ products, or reductions in the average selling prices of such products without a sufficient increase in the volumes sold, would generally have an adverse effect on our licensing revenues.
Our business, particularly our semiconductor business, may suffer as a result of our customers vertically integrating (i.e., developing their own integrated circuit products).
Certain of our largest customers (for example, Samsung) develop their own integrated circuit products, which they have in the past utilized, and currently utilize, in certain of their devices and we expect will in the future utilize in some or all of their devices, rather than our products (and they have and may continue to sell their integrated circuit products to third parties, discretely or together with certain of their other products, in competition with us).

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
In addition, periodic supply/capacity constraints within the semiconductor industry may further incentivize our customers to vertically integrate in an effort to secure additional control over their supply chains.
If our customers begin using their own integrated circuit products rather than our products in some or all of their devices, or increase their use of their own integrated circuit products from current levels, our business, revenues, results of operations, cash flows and financial position could be materially adversely impacted. See also the Risk Factor titled “We derive a significant portion of our revenues from a small number of customers and licensees, and particularly from their sale of premium tier handset devices. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuates, our business and results of operations could be negatively affected.”
A significant portion of our business is concentrated in China, and the risks of such concentration are exacerbated by U.S./China trade and national security tensions.
We derive a significant portion of our revenues from Chinese OEMs, and from non-Chinese OEMs that utilize our integrated circuit products in devices they sell into China, which has the largest number of smartphone users in the world. We also source certain critical integrated circuit products from suppliers in China.
Due to various factors, including pressure, encouragement or incentives from, or policies of, the Chinese government (including its Made in China 2025 campaign), concerns over losing access to our integrated circuit products as a result of actual, threatened or potential U.S. or Chinese government actions or policies, including trade protection or national security policies, or other reasons, some of our customers in China have developed, and others may in the future develop, their own integrated circuit products and use such integrated circuit products in their devices, or use our competitors’ integrated circuit products in their devices, rather than our products, which could materially harm our business, revenues, results of operations, cash flows and financial position. See also the Risk Factor titled “Our business, particularly our semiconductor business, may suffer as a result of our customers vertically integrating (i.e., developing their own integrated circuit products).”
Political actions, including trade protection and national security policies of the U.S. and Chinese governments, such as tariffs, bans or placing companies on restricted entity lists, have in the past, currently are and could in the future limit or prevent us from transacting business with certain of our Chinese customers or suppliers, limit, prevent or discourage certain of our Chinese customers or suppliers from transacting business with us, or make it more expensive to do so. Given our revenue concentration in China, if, due to actual, threatened or potential U.S. or Chinese government actions or policies: we were further limited in, or prohibited from, selling our integrated circuit products to Chinese customers; our non-Chinese OEM customers were limited in, or prohibited from, selling devices that incorporate our integrated circuit products into China; Chinese OEMs develop and use their own integrated circuit products or use our competitors’ integrated circuit products in some or all of their devices rather than our integrated circuit products; Chinese tariffs on our integrated circuit products or on devices which incorporate our integrated circuit products made purchasing such products or devices more expensive to our Chinese customers or Chinese consumers; or our Chinese licensees delay or cease making payments of license fees they owe us, our business, revenues, results of operations, cash flows and financial position could be materially harmed. Similarly, if, due to U.S. or Chinese government actions or policies, we were limited in or prohibited from obtaining critical integrated circuit products from our suppliers in China, our business, revenues, results of operations, cash flows and financial position could be materially harmed. See also the Risk Factors titled “We derive a significant portion of our revenues from a small number of customers and licensees, and particularly from their sale of premium tier handset devices. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuates, our business and results of operations could be negatively affected” and “Our business, particularly our semiconductor business, may suffer as a result of our customers vertically integrating (i.e., developing their own integrated circuit products).”
For example, we currently have export licenses from the U.S. Department of Commerce that allow us to sell 4G and other integrated circuit products, including Wi-Fi products, but excluding 5G products, to Huawei. Recent news reports have indicated that the Department of Commerce is considering not granting any new licenses for sales to Huawei and potentially revoking existing licenses. Further, we do not have a license to sell 5G products to Huawei, and Huawei has recently announced the launch of new 5G-capable devices using its own integrated circuit products. As a result, we do not expect to receive material product revenues from Huawei going forward. Additionally, to the extent that Huawei’s 5G devices take share from Chinese OEMs that utilize our 5G products or from non-Chinese OEMs that utilize our 5G products in devices they sell into China, our revenues, results of operations and cash flows could be further impacted.

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
In particular, our future growth depends in part on new and expanded product areas, and industries and applications beyond mobile handsets, such as automotive and IoT; our ability to develop leading and cost-effective technologies and products for these new and expanded product areas, industries and applications; and third parties incorporating our technologies and products into devices used in these product areas, industries and applications. Accordingly, we intend to continue to make substantial investments in these new and expanded product areas, industries and applications, and in developing related products and technologies. Our growth also depends significantly on our ability to develop and patent 5G and next-generation wireless technologies, and to develop and commercialize products using these technologies.
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
For example, the automotive industry is subject to long design-in time frames, long product life cycles and a high degree of regulatory and safety requirements, necessitating suppliers to the industry to comply with stringent qualification processes, very low defect rates and high reliability standards, all of which results in significant barriers to entry and increased costs. Additionally, certain customers have adopted, and other customers may adopt, policies that require us to achieve certain sustainability, climate or other environmental, social and governance (ESG)-related targets, such as our 2040 net-zero global GHG emissions commitment and our interim GHG emissions reduction goals. If we fail to achieve ESG-related targets that meet our customers’ requirements or expectations, these customers may not purchase products or services from us.
If our products fail to perform to specifications, compete with the product quality of our competitors or meet quality or regulatory standards (including product safety and information security standards, which may differ by region, geography and industry, and which are particularly stringent in the automotive industry) or other standards (including sustainability or other ESG-related standards) of a particular industry or application, we may be unable to successfully expand our business in that industry or application, and our growth could be limited.
In addition, in order to successfully extend our technologies and products into new and expanded product areas, and industries and applications beyond mobile handsets, we may need to transition to new business models or transform aspects of our organization, and we may not be successful in doing so.
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
We engage in acquisitions and other strategic transactions, including joint ventures, and make investments, which we believe are important to the future of our business. We routinely acquire businesses and other assets, including patents, technology and other intangible assets, enter into joint ventures or other strategic transactions, and purchase minority equity interests in or make loans to companies, including those that may be private and early-stage. Our strategic activities are generally focused on opening or expanding opportunities for our products and technologies, supporting the design and introduction of new products (or enhancing existing products) for mobile handsets, and furthering our growth and diversification strategy in industries and applications beyond mobile handsets. Many of our strategic activities entail a high degree of risk and require the use of significant amounts of capital, and investments may not become liquid for several years after the date of the investment, if at all. Our strategic activities may not be successful, generate financial returns or result in increased adoption or continued use of our technologies or products. We may underestimate the costs or overestimate the benefits, including product, revenue, cost and other synergies and growth opportunities that we expect to realize, and we may not achieve those benefits. In some cases, we may be required to consolidate or record our share of the earnings or losses of companies in which we have acquired ownership or variable interests. In addition, we have in the past recorded, and may in the future record, impairment or other charges related to our strategic activities. Any losses or impairment charges that we incur related to strategic activities will have a negative impact on our results of operations and financial condition, and we may continue to incur new or additional losses related to strategic assets or investments that we have not fully impaired or exited.
Achieving the anticipated benefits of business acquisitions depends in part upon our ability to integrate the businesses in an efficient and effective manner and achieve anticipated synergies, and we may not be successful in these efforts. Such integration is complex and time consuming and involves significant challenges, including, among others: retaining key employees; successfully integrating new employees, facilities, technology, products, processes, operations (including supply and manufacturing operations), sales and distribution channels, business models and business systems; retaining customers and suppliers of the businesses; consolidating research and development operations; minimizing the diversion of management’s attention from ongoing business matters; consolidating corporate and administrative infrastructures; and managing the increased scale, complexity and globalization of our business, operations and employee base. We may not derive any commercial value from acquired technologies or products or from future technologies or products based on these technologies, and we may become subject to liabilities, including liabilities arising as a result of litigation, that are not covered by any indemnification protection that we may obtain. Additionally, we may not be successful in entering or expanding into new sales or distribution channels, business or operational models, geographic regions, industries and applications served by or adjacent to the associated businesses or in addressing potential new opportunities that may arise out of our strategic acquisitions.
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
If we do not achieve the anticipated benefits of business acquisitions or other strategic activities, or if we are unable to consummate acquisitions or strategic investments that we consider important to the future of our business, our business and results of operations may be adversely affected, our growth and diversification strategy may not be successful, our stock price may decline and our reputation may be harmed.
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

We cannot guarantee that the actions of our suppliers will not cause disruptions in our operations that could harm our ability to meet our delivery obligations to our customers or increase our cost of sales. To the extent we are unable to obtain adequate supply to meet our delivery obligations, we may be obligated to make payments to our customers for such shortfalls. From time to time, the global semiconductor industry experiences demand for integrated circuits that exceeds the industry’s capacity to meet that demand. Our ability to meet increased demand for our products has been in the past and may in the future be limited due to the inability to obtain the additional manufacturing, assembly and test capacity necessary to fully meet such demand. If we are unable to fully meet customer demand, this could result in lost sales opportunities, reduced revenue growth and harm to our customer relationships. These issues may be exacerbated if customers overstate their expected demand requirements in order to procure additional supply, which could negatively impact our ability to forecast and to allocate supply appropriately among our customers. The above issues may also be exacerbated with respect to our platform solutions, which already entail a great deal of complexity due to differing lead-times, technologies and suppliers for each integrated circuit product included in such solutions. Additionally, our suppliers have in the past and may in the future increase their prices during periods of capacity constraints, or for other reasons, thus increasing our costs.
While capacity constraints have largely abated, we expect to continue to see product cost increases from certain of our key semiconductor wafer suppliers, which, without corresponding increases in the prices of our products, could negatively impact our margins.
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
From time to time, we purchase equipment to meet expected customer demand in advance of any purchase orders or long-term purchase commitments. Further, we typically begin manufacturing our products using our or our customers’ forecasts of demand for our products, which are based on a number of assumptions and estimates and may not be covered by long-term purchase commitments. As a result, we may incur increased inventory and manufacturing costs and/or record impairment charges to the extent anticipated sales ultimately do not materialize or are lower than expected. If we or our customers overestimate demand, or if demand is impacted by factors outside of our or our customers’ control, and such demand is not covered by a binding commitment from our customers, we may experience higher inventory carrying and operating costs and/or increased excess or obsolete inventory or reserve charges, which would negatively impact our results of operations.

RISKS RELATED TO CYBERSECURITY OR MISAPPROPRIATION OF OUR CRITICAL INFORMATION
Our business and operations could suffer in the event of security breaches of our IT systems, or other misappropriation of our technology, intellectual property or other proprietary or confidential information.
Third parties regularly attempt to gain unauthorized access to our IT systems, and many such attacks are increasingly more sophisticated. These attacks, which might be related to industrial, corporate or other espionage, criminal hackers or state-sponsored intrusions, include trying to covertly introduce malware to our computers and networks, including those in our manufacturing operations, exploiting vulnerabilities in hardware, software or other IT infrastructure and impersonating authorized users, among others. We are also subject to ransom-style cyber-attacks, which could expose our confidential or proprietary information, demand payment of money and/or impact our IT systems and cause widespread disruption to our business, including our manufacturing operations. Third parties that store and/or process our confidential information, or that provide products, software or services used in our IT infrastructure, may be subject to similar attacks, which could also result in malware being introduced into our IT infrastructure, e.g., through the third parties’ software and/or software updates. Such attacks could result in the misappropriation, theft, misuse, disclosure, loss or destruction of the technology, intellectual property, or the proprietary, confidential or personal information, of us or our employees, customers, licensees, suppliers or other third parties, as well as damage to or disruptions in our IT systems. We believe that we have a robust cybersecurity program that is aligned to international cybersecurity frameworks, and that we leverage industry best practices across people, processes and technologies in an attempt to mitigate cybersecurity threats. However, we cannot anticipate, detect, repel or implement fully effective preventative measures against all cybersecurity threats, particularly because the techniques used are increasingly sophisticated and constantly evolving. For example, as AI continues to evolve, cyber-attackers could also use AI to develop malicious code and sophisticated phishing attempts. As part of our cybersecurity program, we seek to identify and remediate vulnerabilities in our IT systems and software (including third party software used in our IT systems) that could be exploited by hackers or other malicious actors. However, we may not be aware of all such vulnerabilities, and we may fail to identify and/or remediate such vulnerabilities before they are exploited. Attempts to gain unauthorized access to our IT systems or other attacks have in the past, in certain instances and to certain degrees, been successful (but have not caused significant harm), and may in the future be successful, and in some cases, we might be unaware of an incident or its magnitude and effects.
In addition, employees and former employees, in particular former employees who become employees of our competitors, customers, licensees or other third parties, including state actors, have in the past and may in the future misappropriate, wrongfully use, publish or provide to our competitors, customers, licensees or other third parties, including state actors, our technology, intellectual property or other proprietary or confidential information. This risk is exacerbated as competitors for talent, particularly engineering talent, increasingly attempt to hire our employees. See also the Risk Factor titled “We may not be able to attract or retain qualified employees.” Similarly, we provide access to certain of our technology, intellectual property and other proprietary or confidential information to our direct and indirect customers and licensees and certain of our consultants, who have in the past and may in the future wrongfully use such technology, intellectual property or information, or wrongfully disclose such technology, intellectual property or information to third parties, including our competitors or state actors. We also provide access to certain of our technology, intellectual property and other proprietary or confidential information to certain of our joint venture partners, including those affiliated with state actors and including in foreign jurisdictions where ownership restrictions may require us to take a minority ownership interest in the joint venture. Such joint venture partners may wrongfully use such technology, intellectual property or information, or wrongfully disclose such technology, intellectual property or information to third parties, including our competitors or state actors. Our technology, intellectual property and other proprietary or confidential information that we have provided to customers, licensees or other business partners could also be wrongfully obtained by third parties through cyber-attacks on such customers’, licensees’ or other business partners’ IT systems.
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
We may not be able to attract or retain qualified employees.
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
The COVID-19 pandemic caused us to modify our workforce practices, including having the vast majority of our employees work from home. Upon the reopening of our offices, we initially operated under a hybrid work model, meaning that the majority of our employees had the flexibility to work remotely at least some of the time. In fiscal 2023, we implemented changes to our hybrid work model that require the majority of our employees to spend the majority of their working time in the office. This requirement for greater in-office attendance may not meet the needs or expectations of our employees and could negatively impact our ability to attract and retain employees, particularly if it is perceived as less favorable compared to other companies’ remote work policies.
If we are unable to attract or retain qualified employees or fail to maintain employee productivity due to any of the factors described above or for other reasons, our business could be adversely impacted.
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
If we were required to reduce the royalty rates in our patent license agreements, our revenues, earnings and cash flows would be negatively impacted absent a sufficient increase in the volume of sales of devices upon which royalties are paid. Similarly, if we were required to reduce the base on which our royalties are calculated (e.g., license at the chipset level rather than at the device level), our revenues, earnings and cash flows would be negatively impacted unless there was a sufficient increase in the volume of sales of devices upon which royalties are paid or we were able to increase our royalty rates to offset the decrease in revenues resulting from such lower royalty base.
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
We develop, patent and commercialize technology and products based on CDMA, OFDMA and other communications technologies, which are primarily wireless. We depend on our customers and licensees to develop devices and services based on these technologies to drive consumer demand for such devices, and to establish the selling prices for such devices (which impact the amount of royalties we receive for certain devices). Further, the timing of our shipments of our products is dependent on the timing of our customers’ and licensees’ deployments of new devices and services based on these technologies. Increasingly, we also depend on operators of wireless networks, our customers and licensees and other third parties to incorporate these technologies into new device types and into industries and applications beyond mobile handsets, such as automotive and IoT, among others. Commercial deployments of 5G networks and devices have begun and are expected to continue for the foreseeable future. However, the timing and scale of certain such deployments were delayed due to the COVID-19 pandemic, and future deployments may similarly be delayed for reasons that are beyond our control.
Our revenues and growth in revenues could be negatively impacted, our business may be harmed and our substantial investments in these technologies may not provide us an adequate return, if: our customers’ and licensees’ revenues and sales of products, particularly premium-tier handset products, and services using these technologies, or average selling prices of such products, decline due to, for example, the maturity of smartphone penetration in developed regions, including China; we do not continue to maintain our intellectual property and technical leadership in 5G, including in ongoing 5G standardization efforts; we are unable to drive the adoption of our products into networks and devices, including devices beyond mobile handsets; consumers’ rates of replacement of smartphones and other devices decline; or there is a shift in consumer demand away from new devices in favor of refurbished or secondhand devices.
Our industry is subject to intense competition in an environment of rapid technological change. Our success depends in part on our ability to adapt to such change and compete effectively; and such change and competition could result in decreased demand for our products and technologies or declining average selling prices for our products or those of our customers or licensees.
Our products and technologies face significant competition. Competition may intensify as our current competitors expand their product offerings, improve their products or reduce the prices of their products as part of a strategy to maintain existing business and customers or attract new business and customers, as new opportunities develop, and as new competitors enter the industry. Competition in wireless communications is affected by various factors that include, among others: OEM concentrations; vertical integration; competition in certain geographic regions; government intervention or support of national industries or competitors; the ability to maintain product differentiation in light of evolving industry standards and speed of technological change (including the transition to smaller geometry process technologies, the demand for always on, always connected capabilities, the increasing use of AI and machine learning technologies and the need to run complex AI-based applications on devices); access to capacity in the supply chain; and value-added features that drive selling prices and consumer demand for new devices.
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
We expect that our future success will depend on, among other factors, our ability to:
•differentiate our integrated circuit products with innovative technologies across multiple products and features (e.g., modem, RFFE including millimeter wave (mmWave), graphics and other processors, camera, connectivity and on-device AI) and with smaller geometry process technologies that drive both performance and lower power consumption;

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
We compete with many different semiconductor companies, ranging from multinational companies with integrated research and development, manufacturing, sales and marketing organizations across a broad spectrum of product lines, to companies that are focused on a single application, industry or standard product, including those that produce products for mobile handsets, automotive or IoT, among others. Most of these competitors compete with us with respect to some, but not all, of our businesses or product lines. Companies that design integrated circuits based on CDMA, OFDMA, Wi-Fi or their derivatives are generally competitors or potential competitors. Examples (some of which are strategic partners of ours in other areas) include Apple, Broadcom, HiSilicon, MediaTek, Mobileye, Nvidia, NXP Semiconductors, Qorvo, Samsung, Skyworks, Texas Instruments and UNISOC. Some of these current and potential competitors may have advantages over us that include, among others: motivation by our customers in certain circumstances to use our competitors’ integrated circuit products, to utilize their own internally-developed integrated circuit products and/or sell such products to others, or to utilize alternative technologies; lower cost structures or a willingness and ability to accept lower prices or lower margins for their products, particularly in China; foreign government support of other technologies, competitors or OEMs that sell devices that do not contain our integrated circuit products; better known brand names; ownership and control of manufacturing facilities and greater expertise in manufacturing processes; the development and sale of infrastructure equipment for wireless networks, which may enable such competitors to better optimize their integrated circuit products for performance on those networks; more extensive relationships with local distribution companies and OEMs in certain geographic regions (such as China); more experience in industries and applications beyond mobile handsets (such as automotive and IoT); and a more established presence in certain regions.
In addition, certain of our largest customers have in the past utilized, currently utilize and may in the future utilize our competitors’ integrated circuit products in some or all of their devices, rather than our products. Further, certain of those customers have developed, are developing or may develop their own integrated circuit products (effectively making them competitors), which they have in the past utilized, currently utilize and may in the future utilize in some or all of their devices, rather than our products. See also the Risk Factor titled “Our business, particularly our semiconductor business, may suffer as a result of our customers vertically integrating (i.e., developing their own integrated circuit products).”
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
Competition in any or all product areas or device tiers may result in the loss of business or customers, which would negatively impact our business, revenues, results of operations, cash flows and financial condition. Such competition may also reduce average selling prices for our chipset products or the products of our customers and licensees. Certain of these dynamics are particularly pronounced in emerging regions and China where competitors may have lower cost structures or may have a willingness and ability to accept lower prices or lower margins on their products. Reductions in the average selling prices of our chipset products, without a corresponding increase in volumes, would negatively impact our revenues, and without corresponding decreases in average unit costs, would negatively impact our margins. In addition, reductions in the average selling prices of our licensees’ products, unless offset by an increase in volumes, would generally decrease total royalties payable to us, negatively impacting our licensing revenues.
RISKS RELATED TO PRODUCT DEFECTS OR SECURITY VULNERABILITIES
Failures in our products, or in the products of our customers or licensees, including those resulting from security vulnerabilities, defects or errors, could harm our business.
Our products are complex and may contain defects, errors or security vulnerabilities, or experience failures or unsatisfactory performance, due to any number of issues, including issues in materials, design, fabrication, packaging and/or use within a system. Development of products in new domains of technology, and the migration to integrated circuit technologies with smaller geometric feature sizes, increases complexity and adds risk to manufacturing yields and reliability, and increases the likelihood of product defects, errors or security vulnerabilities. Defects, errors, security vulnerabilities or other unintended functionality could also be introduced into our products by cyber-attacks or other actions by malicious actors, either directly or through third-party products or software used in our products or IT infrastructure. Further, because of the complexity of our products, defects, errors or security vulnerabilities might only be detected when the products are in use. Risks associated with product or technology defects, errors or security vulnerabilities are exacerbated by the fact that our customers typically integrate our products into consumer and other devices.
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
From time to time, companies have asserted, and may again assert, patent, copyright or other intellectual property claims against us relating to our technologies or products, including those we have acquired from other companies. These claims have resulted and may again result in our involvement in litigation, and we are currently involved in such litigation, including certain matters described in this Annual Report in “Notes to Consolidated Financial Statements, Note 7. Commitments and Contingencies.” We may not prevail in such litigation given, among other factors, the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products were found to infringe another company’s intellectual property, we could be subject to an injunction or be required to redesign our products, or to license such intellectual property or pay damages or other compensation to such other company (any of which could be costly). If we are unable to redesign our products, license such intellectual property used in our products or otherwise distribute our products (e.g., through a licensed supplier), we could be prohibited from making and selling our products. Similarly, our suppliers could be found to infringe another company’s intellectual property, and such suppliers could then be enjoined from providing products or services to us.
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
Certain of our software and our suppliers’ software may contain or may be derived from “open source” software, and we have seen, and believe that we will continue to see, customers request that we develop products, including software associated with our integrated circuit products, that incorporate open source software elements and operate in an open source environment, which, under certain open source licenses, may offer accessibility to a portion of our products’ source code and may expose our related intellectual property to adverse licensing conditions. Licensing of such open source software may impose certain obligations on us if we were to distribute derivative works of that software. For example, these obligations may require us to make source code for the derivative works available to our customers in a manner that allows them to make such source code available to their customers, or to license such derivative works under a particular type of license that is different than what we customarily use to license our software. Furthermore, in the course of product development, we may make contributions to third-party open source projects that could subject our intellectual property to adverse licensing conditions. For example, to encourage the growth of a software ecosystem that is interoperable with our products, we may need to contribute certain implementations under the open source licensing terms that govern such projects, which may adversely impact our associated intellectual property. Developing open source products, while adequately protecting the intellectual property upon which our licensing programs depend, may prove burdensome and time-consuming under certain circumstances, thereby placing us at a competitive disadvantage, and we may not adequately protect our intellectual property. Also, our use and our customers’ use of open source software may subject our products and our customers’ products to governmental and third-party scrutiny and delays in product certification, which could cause customers to view our products as less desirable than our competitors’ products.
GENERAL RISK FACTORS
We operate in the highly cyclical semiconductor industry, which is subject to significant downturns. We are also susceptible to declines in global, regional and local economic conditions generally. Our stock price and financial results are subject to substantial quarterly and annual fluctuations due to these dynamics, among others.
The semiconductor industry is highly cyclical, volatile, subject to downturns and characterized by constant and rapid technological change, price erosion, evolving technical standards, frequent new product introductions, short product life cycles and fluctuations in product supply and demand. Periods of downturns have been characterized by diminished demand for end-user products, high inventory levels, excess or obsolete inventory adjustments or reserves, underutilization of manufacturing capacity, changes in revenue mix and erosion of average selling prices. We expect our business to continue to be subject to such cyclical downturns. During such downturns, our revenues may decline, and our results of operations and financial condition may be adversely impacted. We are currently seeing and expect to continue to see weakness in the macroeconomic environment (negatively impacting consumer demand for smartphones and other devices that incorporate our products and technologies) and elevated inventory levels at certain of our customers (negatively impacting the volume of chipsets they purchase from us until such inventory is depleted). Until these conditions improve, we expect that both of these dynamics will have a negative impact on our revenues, results of operations and cash flows.
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
Geopolitical conflicts, natural disasters, pandemics and other health crises, and other factors outside of our control, could significantly disrupt our business.
We have operations and facilities in the United States and many other countries throughout the world. We derive a significant portion of our revenues from Chinese OEMs and from non-Chinese OEMs that utilize our integrated circuit products in devices they sell into China (which has the largest number of smartphone users in the world); our key suppliers and their manufacturing foundries and assembly, test and other facilities are primarily located in Taiwan and Korea; our manufacturing facilities for RFFE and RF products are located in China, Germany and Singapore; the primary warehouses where we store finished goods for fulfillment of customer orders are located in Singapore; and a significant portion of our workforce (including engineering and other technical personnel) is based in India. Acts of war, terrorism, geopolitical conflicts, political instability or tensions such as the current geopolitical tensions involving China and Taiwan, natural disasters, the effects of climate change, pandemics such as the COVID-19 pandemic, or other health crises affecting any of the regions in which we operate, and particularly those in which our customers, suppliers, manufacturing facilities and/or significant portions of our workforce are concentrated, could significantly disrupt our business by, among others: reducing demand for our products and services or end-user devices incorporating our products or intellectual property; impairing our customers’ or licensees’ ability to purchase or pay for our products, services or intellectual property; delaying or preventing our suppliers from providing us with critical components or raw materials; delaying or preventing our foundry or semiconductor assembly and test providers from manufacturing, assembling or testing our products; preventing us from manufacturing products or shipping finished products; damaging or destroying inventory; delaying or preventing network operators from upgrading their wireless networks to meet new technology standards; or preventing a significant number of our employees, or employees who perform critical functions, from performing their duties for us. For example, our business depends on our ability to receive consistent and reliable chipset supply from our foundry partners, particularly in Taiwan. Consequently, a significant or prolonged military or other geopolitical conflict involving China and Taiwan could severely limit or prevent us from receiving chipset supply from Taiwan, which would have a material adverse impact on our business (and likely on the semiconductor industry as a whole). In addition, acts of war, terrorism, geopolitical conflicts, political instability or tensions, natural disasters, the effects of climate change, pandemics or other health crises impacting any of these regions could also result in a decline in global, regional or local economic conditions generally, or increased volatility in financial markets, which could have adverse effects on our business and financial results. See also the Risk Factor titled “We operate in the highly cyclical semiconductor industry, which is subject to significant downturns. We are also susceptible to declines in global, regional and local economic conditions generally. Our stock price and financial results are subject to substantial quarterly and annual fluctuations due to these dynamics, among others.” Any such events may also have the effect of exacerbating the other risks discussed in this “Risk Factors” section.
Our business may suffer due to the impact of, or our failure to comply with, the various existing, new or amended laws, regulations, policies or standards to which we are subject.
Our business and products, and those of our customers and licensees, are subject to various laws, rules and regulations globally, as well as government policies and the specifications of international, national and regional communications standards bodies (collectively, Regulations). These include, among others, Regulations related to: patent licensing practices; antitrust, competition and competitive business practices; the flow of funds out of certain countries (e.g., China); cybersecurity; privacy and data protection; imports and exports, such as the U.S. Export Administration Regulations administered by the U.S. Department of Commerce; protection of intellectual property; trade and trade protection including tariffs; foreign policy and national security; environmental protection (including climate change), health and safety; supply chain, responsible sourcing, including the use of conflict minerals, and human rights; spectrum availability and license issuance; adoption of standards; taxation; labor, employment and human capital; corporate governance; public disclosure and reporting (including reporting of ESG-related data); automotive industry safety and quality standards; AI technologies; and business conduct. Compliance with, or changes in the interpretation of, existing Regulations, the adoption of new Regulations, changes in the oversight of our activities by governments or standards bodies, or rulings in court, regulatory, administrative or other proceedings relating to such Regulations, among others, could have an adverse effect on our business and results of operations. See also the Risk Factors titled “Our business may suffer as a result of adverse rulings in governmental investigations or proceedings or other legal proceedings,” “Changes in our patent licensing practices, whether due to governmental investigations, legal challenges or otherwise, could adversely impact our business and results of operations,” “A significant portion of our business is concentrated in China, and the risks of such concentration are exacerbated by U.S./China trade and national security tensions,” “There are numerous risks associated with the operation and control of our manufacturing facilities, including a higher portion of fixed costs relative to a fabless model; environmental compliance and liability; impacts related to climate change; exposure to natural disasters, health crises, geopolitical conflicts and cyber-attacks; timely supply of equipment and materials; and various manufacturing issues,” and “Tax liabilities could adversely affect our results of operations.”
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
Our outstanding debt and any additional debt we incur may have negative consequences on our business, including, among others: requiring us to use cash to pay the principal of and interest on our debt, thereby reducing the amount of cash available for other purposes; limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions, stock repurchases, dividends, general corporate or other purposes; and limiting our flexibility in planning for, or reacting to, changes in our business, industries or the market. Our ability to make payments of principal and interest on our debt depends upon our future performance, which is subject to economic and political conditions, industry cycles and financial, business and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to, among others: refinance or restructure all or a portion of our debt; reduce or delay planned capital or operating expenditures; reduce, suspend or eliminate our dividend payments and/or our stock repurchase program; or sell selected assets. Such measures might not be sufficient to enable us to service our debt. In addition, any such refinancing, restructuring or sale of assets might not be available on economically favorable terms or at all, and if prevailing interest rates at the time of any such refinancing or restructuring are higher than our current rates, interest expense related to such refinancing or restructuring would increase. Further, if there are adverse changes in the ratings assigned to our debt securities by credit rating agencies, our borrowing costs, our ability to access debt financing in the future and the terms of such debt could be adversely affected.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Not applicable.
Item 2. Properties
At September 24, 2023, we occupied the following facilities (square footage in millions):

	United States	Other Countries	Total
Owned facilities	4.5	1.2	5.7
Leased facilities	0.8	7.1	7.9
Total	5.3	8.3	13.6
Our headquarters and certain of our research and development and network management hub operations are located in San Diego, California. We also operate owned and leased manufacturing facilities in China, Germany and Singapore, and we own and lease properties around the world for use as sales and administrative offices and research and development centers, primarily in the United States, India and China. Our facility leases expire at varying dates through 2038, not including renewals that are at our option. Several other owned and leased facilities are under construction totaling approximately 1.6 million additional square feet, primarily related to the construction of new facilities in India. We do not identify or allocate facilities by operating segment.
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
Our common stock is traded on the NASDAQ Global Select Market (NASDAQ) under the symbol “QCOM.” At October 30, 2023, there were 6,124 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
Our purchases of our common stock in the fourth quarter of fiscal 2023 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
June 26, 2023 to July 23, 2023	—	$—	—	$5,547
July 24, 2023 to August 20, 2023	—	—	—	5,547
August 21, 2023 to September 24, 2023	3,538	113.04	3,538	5,147
Total	3,538		3,538
(1) Average Price Paid Per Share excludes cash paid for commissions.
(2) On October 12, 2021, we announced a $10.0 billion stock repurchase program. At September 24, 2023, $5.1 billion remained authorized for repurchase. The stock repurchase program has no expiration date. Shares withheld to satisfy statutory tax withholding requirements related to the vesting of share-based awards are not issued or considered stock repurchases under our stock repurchase program and, therefore, are excluded from the table above.
Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock, the Standard & Poor’s 500 Stock Index (S&P 500) and the NASDAQ-100 Index (NASDAQ-100) for the five years ended September 24, 2023. The S&P 500 tracks the aggregate price performance of the equity securities of 500 United States companies selected by Standard & Poor’s Index Committee to include companies in leading industries and to reflect the United States stock market. The NASDAQ-100 tracks the aggregate price performance of the 100 largest domestic and international non-financial securities listed on the NASDAQ Stock Market based on market capitalization. Our common stock is a component of each of the S&P 500 and the NASDAQ-100.
The total return for our stock and for each index assumes that $100 was invested at the market close on the last trading day for our fiscal year ended September 30, 2018 and that all dividends were reinvested. All returns are reported as of our fiscal year end, which is the last Sunday in September. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among QUALCOMM Incorporated, the S&P 500 Index and the NASDAQ-100 Index
$350
$300
$250
$200
$150
$100
$50
$0
09/30/18
09/29/19
09/27/20
09/26/21
09/25/22
09/24/23
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
The following section generally discusses fiscal 2023 and 2022 items and year-to-year comparisons between fiscal 2023 and 2022. Discussions of fiscal 2021 items and year-to-year comparisons between fiscal 2022 and 2021 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 25, 2022.
Our Business and Operating Segments
We develop and commercialize foundational technologies and products used in mobile devices and other wireless products. We derive revenues principally from sales of integrated circuit products and licensing our intellectual property, including patents and other rights.
We are organized on the basis of products and services and have three reportable segments. We conduct business primarily through our QCT (Qualcomm CDMA Technologies) semiconductor business and our QTL (Qualcomm Technology Licensing) licensing business. Our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments. We also have nonreportable segments, including QGOV (Qualcomm Government Technologies) and our cloud computing processing initiative (formerly referred to as our cloud AI inference processing initiative).
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
Fiscal 2023 Overview
Revenues were $35.8 billion, a decrease of 19% compared to revenues of $44.2 billion in fiscal 2022, with net income of $7.2 billion, a decrease of 44% compared to net income of $12.9 billion in fiscal 2022. Key items from fiscal 2023 included:
•Revenues were negatively impacted by the weakness in the macroeconomic environment (which negatively impacted consumer demand for smartphones and other devices that incorporate our products and technologies) and our customers drawing down on their inventory (which were at elevated levels).
•QCT revenues decreased by 19% in fiscal 2023 compared to the prior year, primarily due to lower handset and IoT revenues.
•QTL revenues decreased by 17% in fiscal 2023 compared to the prior year.
•We recorded other expenses of $862 million in fiscal 2023, primarily related to restructuring and restructuring-related charges, compared to a $1.1 billion benefit recorded to other income in fiscal 2022 resulting from the 2018 European Commission (EC) fine reversal.
•Our effective income tax rate was 1% in fiscal 2023 compared to 13% in the prior year, reflecting certain additional foreign-derived intangible income (FDII) deductions in fiscal 2023.
Results of Operations

Revenues (in millions)
	2023	2022	Change
Equipment and services	$30,028	$37,171	$(7,143)
Licensing	5,792	7,029	(1,237)
	$35,820	$44,200	$(8,380)
2023 vs. 2022
The decrease in revenues in fiscal 2023 was primarily due to:
-    $7.2 billion in lower equipment and services revenue from our QCT segment
-    $1.1 billion in lower licensing revenues from our QTL segment

Costs and Expenses (in millions, except percentages)
	2023	2022	Change
Cost of revenues	$15,869	$18,635	$(2,766)
Gross margin	56%	58%
2023 vs. 2022
Gross margin percentage decreased in fiscal 2023 primarily due to a decrease in QCT gross margin.

	2023	2022	Change
Research and development	$8,818	$8,194	$624
% of revenues	25%	19%
2023 vs. 2022
The increase in research and development expenses in fiscal 2023 was due to:
+    $375 million increase in share-based compensation expense
+    $125 million increase in expenses driven by revaluation of our deferred compensation obligation on higher relative stock market performance
+    $124 million increase driven by higher costs related to the development of wireless and integrated circuit technologies (including 5G and application processor technologies), primarily driven by an increase in employee-related expenses (which included lower employee cash incentive program costs)

	2023	2022	Change
Selling, general and administrative	$2,483	$2,570	$(87)
% of revenues	7%	6%
2023 vs. 2022
The decrease in selling, general and administrative expenses in fiscal 2023 was primarily due to:
-    $109 million decrease in employee-related expenses (which included lower employee cash incentive program costs)
-    $95 million decrease in acquisition-related expenses, primarily related to the Veoneer transaction which closed in the third quarter of fiscal 2022
+    $99 million increase in expenses driven by revaluation of our deferred compensation obligation on higher relative stock market performance

	2023	2022	Change
Other expense (income)	$862	$(1,059)	$1,921
2023 vs. 2022
Other expense in fiscal 2023 consisted of $712 million in restructuring and restructuring-related charges (substantially all of which related to severance costs) resulting from certain cost reduction actions initiated in fiscal 2023, and a $150 million intangible asset impairment charge related to in-process research and development. Additional information regarding our restructuring charges is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items - Other Income, Costs and Expenses.”
Other income in fiscal 2022 consisted of a $1.1 billion benefit resulting from the 2018 EC fine reversal.

Interest Expense and Investment and Other Income (Expense), Net (in millions)
	2023	2022	Change
Interest expense	$694	$490	$204

Investment and other income (expense), net
Interest and dividend income	$313	$91	$222
Net gains (losses) on marketable securities	75	(363)	438
Net gains on other investments	21	113	(92)
Net gains (losses) on deferred compensation plan assets	86	(141)	227
Impairment losses on other investments	(132)	(47)	(85)
Other	(14)	(25)	11
	$349	$(372)	$721
Interest expense in fiscal 2022 included a $62 million reversal of accrued interest previously recorded related to the annulled 2018 EC fine.
Net losses on marketable securities in fiscal 2022 was primarily driven by the change in fair value of certain of our QSI marketable equity investments in early or growth stage companies.

Income Tax Expense (in millions, except percentages)
The following table summarizes the primary factors that caused our annual tax provision from continuing operations to differ from the expected income tax provision at the U.S. federal statutory rate. Substantially all of our income is taxed in the U.S., of which a significant portion qualifies for preferential treatment as FDII at a 13% effective tax rate. Additional information regarding our annual effective tax rate (including discussion related to the impact of the new requirement to capitalize research and development expenditures for federal income tax purposes) is provided in this Annual Report in “Notes to Consolidated Financial Statements, Notes 3. Income Taxes.”

	2023	2022
Expected income tax provision at federal statutory tax rate	$1,563	$3,150
Benefit from FDII deduction related to capitalizing research and development expenditures	(598)	—
Benefit from FDII deduction, excluding the impact of capitalizing research and development expenditures	(447)	(753)
Benefit related to the research and development tax credit	(235)	(224)
Benefit from fiscal 2021 and 2022 FDII deductions related to a change in sourcing of research and development expenditures	(126)	—
Benefit from releasing valuation allowance on unutilized foreign loss carryforwards	(114)	—
Foreign currency (gains) losses related to foreign withholding tax receivable	(66)	243
Shortfall (excess) tax benefit associated with share-based awards	3	(257)
Nontaxable reversal of 2018 EC fine	—	(224)
Other	124	77
Income tax expense	$104	$2,012
Effective tax rate	1%	13%
Discontinued Operations (in millions)

	2023	2022	Change
Discontinued operations, net of income taxes	$(107)	$(50)	$(57)
Discontinued operations in fiscal 2023 and 2022 primarily related to net losses from the Non-Arriver businesses. Fiscal 2023 also included a gain on the sale of the Active Safety business and certain write-down charges related to the Restraint Control Systems business based on the expected sales price, the individual and aggregate amounts of which were not material. Information regarding the Non-Arriver businesses is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 9. Acquisitions and Divestitures.”
Segment Results
The following should be read in conjunction with the fiscal 2023 and 2022 results of operations for each reportable segment included in this Annual Report in “Notes to Consolidated Financial Statements, Note 8. Segment Information.”
QCT Segment (in millions, except percentages)

	2023	2022	Change
Revenues
Handsets	$22,570	$28,815	$(6,245)
Automotive	1,872	1,509	363
IoT (internet of things)	5,940	7,353	(1,413)
Total revenues (1)	$30,382	$37,677	$(7,295)
EBT (2)	$7,924	$12,837	$(4,913)
EBT as a % of revenues	26%	34%	-8 points
(1) Beginning in the first quarter of fiscal 2023, QCT RFFE (radio frequency front-end) revenues, which were previously presented as a separate revenue stream, are now included within our Handsets, Automotive and internet of things (IoT) revenue streams as applicable. Prior period information has been recast to reflect this change. Descriptions of our three QCT revenue streams can be found in this Annual Report in “Notes to Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items.”
(2) Earnings before income taxes.

Substantially all of QCT’s revenues consist of equipment and services revenues, which were $29.9 billion and $37.0 billion in fiscal 2023 and 2022, respectively. QCT handsets, automotive and IoT revenues mostly relate to sales of our Snapdragon platforms (which include processors and modems), stand-alone Mobile Data Modems, radio frequency transceiver, power management and wireless connectivity integrated chipsets as well as sales of 4G, 5G sub 6 and 5G millimeter wave RFFE products.
2023 vs. 2022
The decrease in QCT revenues in fiscal 2023 was primarily due to:
-    lower handset revenues, primarily driven by $7.9 billion in lower chipset shipments to certain major OEMs (primarily driven by the negative effects of the macroeconomic environment weakness and customers drawing down on their elevated inventory levels), partially offset by $1.7 billion in higher revenues per chipset primarily driven by favorable mix and increases in average selling prices
-    lower IoT revenues, primarily driven by a decrease in demand across consumer, edge networking, and industrial products (primarily driven by the negative effects of the macroeconomic environment weakness and elevated customer inventory levels)
+    higher automotive revenues, primarily driven by an increase in demand for digital cockpit products
QCT EBT as a percentage of revenues decreased in fiscal 2023 due to:
-    lower revenues
-    lower gross margin percentage, primarily driven by increased product costs
QTL Segment (in millions, except percentages)

	2023	2022	Change
Licensing revenues	$5,306	$6,358	$(1,052)
EBT	3,628	4,628	(1,000)
EBT as a % of revenues	68%	73%	-5 points
2023 vs. 2022
The decrease in QTL licensing revenues in fiscal 2023 was primarily due to:
-    $730 million decrease in estimated sales of 3G/4G/5G-based multimode products, primarily driven by the macroeconomic environment weakness
-    $205 million decrease in revenues from the ending of the recognition of certain upfront license fee consideration in the first quarter of fiscal 2023 from our long-term license agreement with Nokia
QTL EBT as a percentage of revenues decreased in fiscal 2023 primarily due to lower revenues.
QSI Segment (in millions)

	2023	2022	Change
Equipment and services revenues	$28	$31	$(3)
Loss before income taxes	(12)	(279)	267
2023 vs. 2022
The decrease in QSI loss before income taxes in fiscal 2023 was primarily due to a $350 million decrease in net losses on investments, which was primarily driven by the change in fair value of certain of our marketable equity investments in early or growth stage companies, partially offset by a $61 million increase in impairment losses on certain investments.
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
As we look forward to the next several quarters:
•We expect certain customers will continue to draw down on their inventory (which remains at elevated levels), which will continue to have a negative impact on our revenues, results of operations and cash flows. This dynamic, along with weaker consumer demand for smartphones and other devices that incorporate our products and technologies in fiscal 2023 relative to the prior year, have also contributed to our elevated inventory levels and contribute to the inherent uncertainties in estimating future customer demand, which may increase excess or obsolete inventory or reserve charges if we overestimate such demand, negatively impacting our results of operations and cash flows.
•We expect to continue to see product cost increases from certain of our key semiconductor wafer suppliers.
•We expect commercial 5G network deployments and device launches will continue.
•We expect continued intense competition, including from vertical integration by certain of our customers (for example, Samsung and Huawei).
•Given the continued uncertainty in the macroeconomic and demand environment, we have initiated certain restructuring actions in the fourth quarter of fiscal 2023 to enable investments in key growth and diversification opportunities. We anticipate these actions to be substantially completed in the first half of fiscal 2024.
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
Further, while future developments are highly uncertain, we currently do not expect a significant impact on our results of operations in the future due to the Israel-Hamas war. See “Risk Factors” in this Annual Report, specifically the Risk Factor titled “Geopolitical conflicts, natural disasters, pandemics and other health crises, and other factors outside of our control, could significantly disrupt our business.”
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
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and cash provided by our debt programs, which we believe will satisfy our working and other capital requirements for at least the next 12 months based on our current business plans.
The following table presents selected financial information related to our liquidity as of and for the years ended September 24, 2023 and September 25, 2022 (in millions):

	September 24, 2023	September 25, 2022	Change
Cash and cash equivalents (1)	$8,450	$2,773	$5,677
Marketable securities	2,874	3,609	(735)
Cash, cash equivalents and marketable securities	$11,324	$6,382	$4,942
(1) Excludes $77 million and $326 million of cash and cash equivalents classified as held for sale (included in other current assets) at September 24, 2023 and September 25, 2022, respectively.

	2023	2022	Change
Net cash provided by operating activities	$11,299	$9,096	$2,203
Net cash provided (used) by investing activities	762	(5,804)	6,566
Net cash used by financing activities	(6,663)	(7,196)	533
Cash, cash equivalents and marketable securities. The net increase in cash, cash equivalents and marketable securities was primarily due to net cash provided by operating activities, the issuance of $1.9 billion of unsecured fixed-rate notes, $1.5 billion in net cash proceeds from the sale of the Active Safety business and $434 million in proceeds from the issuance of common stock (primarily under our Employee Stock Purchase Plan), partially offset by $3.5 billion in cash dividends paid, $3.0 billion in payments to repurchase shares of our common stock, $1.5 billion in capital expenditures, $1.4 billion repayments of notes that matured in January 2023, $521 million in payments of tax withholdings related to the vesting of share-based awards and $498 million in net repayments of commercial paper.
Net changes in our operating assets and liabilities positively impacted our operating cash flows primarily from a decrease in accounts receivable as a result of lower revenues and a decrease in other assets primarily driven by utilization of prior advanced supply agreement payments (which payments were primarily made during 2022 and 2021) and certain settlement payments received associated with our forward starting interest rate swaps, partially offset by lower operating liabilities resulting from lower purchases due to lower customer demand.
Debt. In the first quarter of fiscal 2023, we issued unsecured fixed-rate notes, consisting of $700 million of fixed-rate 5.40% notes and $1.2 billion of fixed-rate 6.00% notes (collectively, November 2022 Notes) that mature on May 20, 2033 and May 20, 2053, respectively. The net proceeds from the November 2022 Notes were used to repay $946 million of fixed-rate notes and $500 million of floating-rate notes that matured in January 2023 and the excess was used for general corporate purposes. At September 24, 2023, we had $15.9 billion of principal fixed-rate notes outstanding, $914 million of which matures in May 2024. The remaining debt has maturity dates in 2025 through 2053.
We have an unsecured commercial paper program, which provides for the issuance of up to $4.5 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. At September 24, 2023, we had no amounts of commercial paper outstanding. We also have a Revolving Credit Facility, which provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.3 billion, which expires on December 8, 2025. At September 24, 2023, no amounts were outstanding under the Revolving Credit Facility.
We expect to issue new debt in the future. The amount and timing of any such new debt will depend on a number of factors, including but not limited to maturities of our existing debt, acquisitions and strategic investments, favorable and/or acceptable interest rates and changes in corporate income tax law. Additional information regarding our outstanding debt at September 24, 2023 is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 6. Debt.”
Income Taxes. At September 24, 2023, we estimated remaining future payments of $1.5 billion for a one-time U.S. repatriation tax accrued in fiscal 2018, after application of certain tax credits, which is payable in installments over the next three years. At September 24, 2023, other current liabilities included $391 million for the next installment due in January 2024 as well as $1.0 billion related to certain postponed U.S. federal income tax-payments from fiscal 2023, which were paid in October 2023. Beginning in fiscal 2023, for federal income tax purposes, we are required to capitalize and amortize domestic research and development expenditures over five years and foreign research and development expenditures over fifteen years (such expenditures were previously deducted as incurred). Our cash flows from operations will be adversely affected due to significantly higher cash tax payments. Additional information regarding our income taxes is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 3. Income Taxes.”
Capital Return Program. The following table summarizes stock repurchases, before commissions, and dividends paid during fiscal 2023 and 2022 (in millions, except per-share amounts):

	Stock Repurchase Program			Dividends		Total
	Shares	Average Price Paid Per Share	Amount	Per Share	Amount	Amount
2023	25	$117.93	$2,973	$3.10	$3,462	$6,435
2022	21	149.95	3,129	2.86	3,212	6,341
On October 12, 2021, we announced a $10.0 billion stock repurchase program. The stock repurchase program has no expiration date. At September 24, 2023, $5.1 billion remained authorized for repurchase under our stock repurchase program. Our stock repurchase programs are subject to periodic evaluations to determine when and if repurchases are in the best interests of our stockholders, and we may accelerate, suspend, delay or discontinue repurchases at any time.
On October 13, 2023, we announced a cash dividend of $0.80 per share on our common stock, payable on December 14, 2023 to stockholders of record as of the close of business on November 30, 2023. We currently intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders, among other factors.
Additional Capital Requirements. Recent and expected working and other capital requirements, in addition to the above matters, also include the items described below:
•Our purchase obligations at September 24, 2023, which primarily relate to purchase commitments with certain suppliers of our integrated circuit products, including those under multi-year capacity commitments, totaled $12.2 billion, of which, $6.8 billion is expected to be paid in the next 12 months.
•Our research and development expenditures were $8.8 billion in fiscal 2023 and $8.2 billion in fiscal 2022.
•Cash outflows for capital expenditures were $1.5 billion in fiscal 2023 and $2.3 billion in fiscal 2022. We reduced our capital expenditures in fiscal 2023 in response to the weakness in the macroeconomic environment (which negatively impacted consumer demand for smartphones and other devices that incorporate our products and technologies).
•Amounts related to future lease payments for operating lease obligations at September 24, 2023 totaled $872 million, with $116 million expected to be paid within the next 12 months.
•In the fourth quarter of fiscal 2023, we accrued $385 million of severance costs, substantially all of which is expected to be paid in the first half of fiscal 2024.

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
Revenue Recognition. We grant licenses or otherwise provide rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture, sale or use of certain wireless products. We estimate and recognize sales-based royalties on such licensed products in the period in which the licensees’ sales occur, which is based largely on preliminary royalty estimates provided by our licensees. For fiscal 2023 and 2022, actual amounts for sales-based royalties have been materially consistent with such estimates, and no significant reversals of revenues have been required as a result of adjustments to prior period royalty estimates.
Impairment of Non-marketable Equity Investments. We monitor our investments for events or circumstances that could indicate impairment, including those that result from observable price adjustments. Key considerations in this assessment include the investee’s financial and liquidity position and business forecasts (including their ability to respond to any significant deterioration), industry performance, development and/or market acceptance of the investee’s products or technologies, as well as considering any appreciation in fair value that has not been recognized in the carrying values of such investments and other relevant events and factors (such as the effects of the macroeconomic environment in fiscal 2023 and 2022). In fiscal 2023 and 2022, there were no significant impairment losses or adjustments to our previous judgments and estimates recorded.
Inventories. We measure inventory at the lower of cost or net realizable value considering judgments and estimates related to future customer demand and other market conditions, such as the impact of certain capacity constraints experienced across the semiconductor industry through the third quarter of fiscal 2022, as well as the impact of the macroeconomic environment in fiscal 2022 and 2023, which negatively impacted consumer demand for smartphones and other devices that incorporate our products and technologies. Although we believe these estimates are reasonable, any significant changes in customer demand that are less favorable than our previous estimates may require additional inventory write-downs and would be reflected in cost of sales resulting in a negative impact to our gross margin in that period. For fiscal 2023 and 2022, the net effect from changes in this estimate and related reserves was less than 2% of cost of revenues during each period.
Impairment of Goodwill, Other Indefinite-Lived Assets and Long-Lived Assets. We monitor our goodwill, other indefinite-lived assets and long-lived assets for the existence of impairment indicators and apply judgments in the valuation methods and underlying assumptions utilized in such assessments. During fiscal 2023, we recorded total impairment charges of approximately $400 million related to certain long-lived and other indefinite-lived assets. Such impairments (and the related remaining asset values) were not individually material. During fiscal 2022, there were no material impairment charges for long-lived or indefinite-lived assets. Additionally, the estimated fair values of our QCT and QTL reporting units, based on our qualitative assessment, were substantially in excess of their respective carrying values at September 24, 2023.
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
Interest Rate Risk. We invest a portion of our cash in a number of diversified fixed- and floating-rate securities consisting of cash equivalents, marketable debt securities and time and demand deposits that are subject to interest rate risk. At September 24, 2023 and September 25, 2022, a hypothetical increase in interest rates of 100 basis points across the entire yield curve on our holdings would have resulted in a decrease of $26 million and $36 million, respectively, in the fair value of our holdings.
Other Investments
Equity Price Risk. We hold investments in non-marketable equity instruments in privately held companies that may be impacted by equity price risks. Volatility in the equity markets and the current macroeconomic environment could negatively affect our investees’ ability to raise additional capital as well as our ability to realize value from our investments through initial public offerings, mergers or private sales. Consequently, we could incur impairment losses or realized losses on all or part of the values of our non-marketable equity investments. At September 24, 2023, our non-marketable equity investments (including those accounted for under the equity method) consisted of investments in over 150 companies with an aggregate carrying value included in other assets of $1.2 billion.
Debt and Interest Rate Swap Agreements
Interest Rate Risk. At September 25, 2022, we had an aggregate principal amount of $500 million in unsecured floating-rate notes that matured in January 2023. At September 24, 2023, all of our debt was comprised of unsecured fixed-rate notes. From time to time, we issue commercial paper for which our exposure to interest rate risk is negligible based on the original maturities of approximately three months or less.
We manage our exposure to certain interest rate risks related to our long-term debt through the use of interest rate swaps. We enter into these agreements to manage interest rate risk associated with our cash equivalents and marketable securities, in addition to changes in the fair value of our outstanding debt. At September 24, 2023 and September 25, 2022, we had an aggregate notional amount of $2.1 billion in interest rate swaps that are designated as fair value hedges to effectively convert certain fixed-rate interest payments into floating-rate payments on our outstanding debt. At September 24, 2023 and September 25, 2022, a hypothetical increase in interest rates of 100 basis points would not cause a loss as an increase in interest expense related to these interest rate swaps agreements would be offset by an increase in interest income from our cash equivalents and marketable securities portfolio.
At September 25, 2022, we had outstanding forward-starting interest rate swaps with an aggregate notional amount of $1.6 billion to hedge the variability of forecasted interest payments on anticipated debt issuances. During the first quarter of fiscal 2023, in connection with our debt issuance in November 2022, we terminated these swaps.
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
Gains or losses on hedged foreign currency transactions and investments, including certain royalties earned from licensees, operating expenses and net investments in foreign subsidiaries, are generally offset by corresponding losses or gains on the related hedging instrument.
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
Our analysis methods used to assess and mitigate the risks discussed above should not be considered projections of future risks. Additional information regarding the financial instruments mentioned above is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 1. Significant Accounting Policies,” “Notes to Consolidated Financial

Statements, Note 2. Composition of Certain Financial Statement Items,” “Notes to Consolidated Financial Statements, Note 6. Debt,” “Notes to Consolidated Financial Statements, Note 10. Fair Value Measurements and Marketable Securities.”
Item 8. Financial Statements and Supplementary Data
The information required by this item is included in this Annual Report on pages F-1 through F-29.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of September 24, 2023.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has also audited the effectiveness of our internal control over financial reporting as of September 24, 2023, as stated in its report which appears on pages F-1 through F-2 in this Annual Report.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the quarter ended September 24, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors is incorporated by reference to our 2024 Proxy Statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders (2024 Proxy Statement) in “Proposal 1: Election of Directors” under the heading “Nominees for Election.” Certain information required by this item regarding executive officers is set forth in Item 1 of Part I of this Annual Report under the heading “Information about our Executive Officers.” The information required by this item regarding corporate governance is incorporated by reference to our 2024 Proxy Statement in the section titled “Corporate Governance” under the headings “Code of Ethics and Corporate Governance Principles and Practices” and “Board Meetings, Committees and Attendance.”
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our 2024 Proxy Statement in the section titled “Executive Compensation and Related Information” under the heading “Compensation Discussion and Analysis,” in the sections titled “HR and Compensation Committee Report,” “Compensation Tables and Narrative Disclosures” and “Director Compensation,” and in the section titled “Stock Ownership of Certain Beneficial Owners and Management” under the heading “Compensation Committee Interlocks and Insider Participation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our 2024 Proxy Statement in the section titled “Stock Ownership of Certain Beneficial Owners and Management” and in “Proposal 4” under the heading “Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our 2024 Proxy Statement in the section titled “Certain Relationships and Related-Person Transactions” and in the section titled “Corporate Governance” under the headings “Director Independence” and “Board Meetings, Committees and Attendance.”
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our 2024 Proxy Statement in “Proposal 2: Ratification of Selection of Independent Public Accountants.”
PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
(a) Financial Statements:
Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included in the notes to the consolidated financial statements.

(b) Exhibits

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of October 4, 2021, by and among QUALCOMM Incorporated, SSW HoldCo LP, SSW Merger Sub Corp and Veoneer, Inc. (1)	8-K	10/4/2021	2.1
3.1	Amended and Restated Certificate of Incorporation.	8-K	4/20/2018	3.1
3.2	Amended and Restated Bylaws.	8-K	7/21/2023	3.2
4.1	Indenture, dated May 20, 2015, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank, National Association), as trustee.	8-K	5/21/2015	4.1
4.2	Officers’ Certificate, dated May 20, 2015, for the Floating Rate Notes due 2018, the Floating Rate Notes due 2020, the 1.400% Notes due 2018, the 2.250% Notes due 2020, the 3.000% Notes due 2022, the 3.450% Notes due 2025, the 4.650% Notes due 2035 and the 4.800% Notes due 2045.	8-K	5/21/2015	4.2
4.3	Form of 3.450% Notes due 2025.	8-K	5/21/2015	4.8
4.4	Form of 4.650% Notes due 2035.	8-K	5/21/2015	4.9
4.5	Form of 4.800% Notes due 2045.	8-K	5/21/2015	4.10
4.6	Officers’ Certificate, dated May 26, 2017, for the Floating Rate Notes due 2019, the Floating Rate Notes due 2020, the Floating Rate Notes due 2023, the 1.850% Notes due 2019, the 2.100% Notes due 2020, the 2.600% Notes due 2023, the 2.900% Notes due 2024, the 3.250% Notes due 2027 and the 4.300% Notes due 2047.	8-K	5/31/2017	4.2
4.7	Form of 2.900% Notes due 2024.	8-K	5/31/2017	4.9
4.8	Form of 3.250% Notes due 2027.	8-K	5/31/2017	4.10
4.9	Form of 4.300% Notes due 2047.	8-K	5/31/2017	4.11
4.10	Officers’ Certificate, dated May 8, 2020, for the 2.150% Notes due 2030 and the 3.250% Notes due 2050.	8-K	5/11/2020	4.2
4.11	Form of 2.150% Notes due 2030.	8-K	5/11/2020	4.3
4.12	Form of 3.250% Notes due 2050.	8-K	5/11/2020	4.4
4.13	Officers’ Certificate, dated August 14, 2020, for the 1.300% Notes due 2028 and the 1.650% Notes due 2032.	8-K	8/18/2020	4.2
4.14	Form of 1.300% Rule 144A Global Notes due 2028.	8-K	8/18/2020	4.3
4.15	Form of 1.650% Rule 144A Global Notes due 2032.	8-K	8/18/2020	4.5
4.16	Officers’ Certificate, dated January 6, 2021, for the 1.300% Notes due 2028 and the 1.650% Notes due 2032.	10-Q	2/3/2021	4.23
4.17	Form of 1.300% Notes due 2028.	10-Q	2/3/2021	4.24
4.18	Form of 1.650% Notes due 2032.	10-Q	2/3/2021	4.25
4.19	Officers’ Certificate, dated May 9, 2022, for the 4.250% Notes due 2032 and the 4.500% Notes due 2052.	8-K	5/9/2022	4.2
4.20	Form of 4.250% Notes due 2032.	8-K	5/9/2022	4.3
4.21	Form of 4.500% Notes due 2052.	8-K	5/9/2022	4.4

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
4.22	Officers’ Certificate, dated November 9, 2022, for the 5.400% Notes due 2033 and the 6.000% Notes due 2053.	8-K	11/9/2022	4.2
4.23	Form of 5.400% Notes due 2033.	8-K	11/9/2022	4.3
4.24	Form of 6.000% Notes due 2053.	8-K	11/9/2022	4.4
4.25	Description of registrant’s securities.	10-K	11/6/2019	4.15
10.1	Credit Agreement, dated as of December 8, 2020, among QUALCOMM Incorporated, the lenders party thereto, the letter of credit issuers party thereto and Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer (as amended by the LIBOR Transition Amendment dated as of December 21, 2021 and as further amended by Amendment No. 2 dated as of March 10, 2023).	10-Q	5/3/2023	10.1
10.2	Form of Indemnity Agreement between the Company and its directors and officers. (2)	10-K	11/4/2015	10.1
10.3	Amended and Restated 2016 Long-Term Incentive Plan. (2)	10-Q	4/29/2020	10.7
10.4	Amended and Restated QUALCOMM Incorporated 2001 Employee Stock Purchase Plan, as amended. (2)	10-Q	4/25/2018	10.62
10.5	QUALCOMM Incorporated 2023 Long-Term Incentive Plan. (2)	10-Q	05/3/2023	10.26
10.6	Form of Qualcomm Incorporated 2016 Long-Term Incentive Plan Executive Performance Stock Unit Award Grant Notice and Executive Performance Stock Unit Award Agreement (2020 Form). (2)	10-K	11/4/2020	10.21
10.7	Form of Qualcomm Incorporated 2016 Long-Term Incentive Plan Executive Restricted Stock Unit Grant Notice and Executive Restricted Stock Unit Agreement (2020 Form). (2)	10-Q	2/3/2021	10.20
10.8	Form of Qualcomm Incorporated 2016 Long-Term Incentive Plan Executive Performance Stock Unit Award Grant Notices and Executive Performance Stock Unit Award Agreement (2021 Form). (2)	10-K	11/3/2021	10.22
10.9	Form of Qualcomm Incorporated 2016 Long-Term Incentive Plan Executive Restricted Stock Unit Award Grant Notice and Executive Restricted Stock Unit Award Agreement (2021 Form). (2)	10-K	11/3/2021	10.23
10.10	Form of Qualcomm Incorporated 2016 Long-Term Incentive Plan Executive Performance Stock Unit Award Grant Notice and Executive Performance Stock Unit Award Agreement (2022 Form). (2)	10-Q	2/2/2023	10.23
10.11	Form of Qualcomm Incorporated 2016 Long-Term Incentive Plan Executive Restricted Stock Unit Award Grant Notice and Executive Restricted Stock Unit Award Agreement (2022 Form). (2)	10-Q	2/2/2023	10.24
10.12	Form of 2023 Annual Cash Incentive Plan Performance Unit Agreement.(2)	10-Q	2/2/2023	10.25
10.13	Qualcomm Incorporated Executive Officer Change in Control Severance Plan (as amended and restated). (2)	10-Q	5/3/2023	10.14
10.14	Qualcomm Incorporated Executive Officer Severance Plan (as amended and restated). (2)	10-Q	5/3/2023	10.15
10.15	Qualcomm Incorporated Non-Executive Officer Change in Control Severance Plan (as amended and restated).	10-Q	5/3/2023	10.16
10.16	QUALCOMM Incorporated Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2021. (2)	10-Q	2/3/2021	10.16
10.17	Amendment No. 1 to the Qualcomm Incorporated Non-Qualified Deferred Compensation Plan. (2)				X

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.18	Qualcomm Incorporated 2023 Director Compensation Plan. (2)	10-K	11/2/2022	10.19
10.19	Qualcomm Incorporated 2024 Director Compensation Plan. (2)				X
10.20	Forms of 2016 Long-Term Incentive Plan Non-Employee Director Deferred Stock Unit Grant Notices and Non-Employee Director Deferred Stock Unit Agreements. (2)	10-Q	4/25/2018	10.60
10.21	Forms of Non-Employee Director Deferred Stock Unit Grant Notices and Non-Employee Director Deferred Stock Unit Agreements under the 2016 Long-Term Incentive Plan for Non-Employee Directors in Hong Kong. (2)	10-Q	4/28/21	10.4
10.22	Forms of Non-Employee Director Deferred Stock Unit Grant Notices and Non-Employee Director Deferred Stock Unit Agreements under the 2023 Long-Term Incentive Plan for Non-Employee Directors in the United States. (2)	10-Q	5/3/2023	10.27
10.23	Forms of Non-Employee Director Deferred Stock Unit Grant Notices and Non-Employee Director Deferred Stock Unit Agreements under the 2023 Long-Term Incentive Plan for Non-Employee Directors in Hong Kong. (2)	10-Q	5/3/2023	10.28
21	Subsidiaries of the Company.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cristiano R. Amon.				X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Akash Palkhiwala.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Cristiano R. Amon.				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Akash Palkhiwala.				X
97	Incentive Compensation Repayment Policy (Policy Relating to Recovery of Erroneously Awarded Compensation).				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

QUALCOMM Incorporated

November 1, 2023	By	/s/ Cristiano R. Amon
Cristiano R. Amon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Cristiano R. Amon	President and Chief Executive Officer, and Director	November 1, 2023
Cristiano R. Amon	(Principal Executive Officer)

/s/ Akash Palkhiwala	Chief Financial Officer	November 1, 2023
Akash Palkhiwala	(Principal Financial Officer)

/s/ Neil Martin	Senior Vice President, Finance and Chief Accounting Officer	November 1, 2023
Neil Martin	(Principal Accounting Officer)

/s/ Sylvia Acevedo	Director	November 1, 2023
Sylvia Acevedo

/s/ Mark Fields	Director	November 1, 2023
Mark Fields

/s/ Jeffrey W. Henderson	Director	November 1, 2023
Jeffrey W. Henderson

/s/ Gregory N. Johnson	Director	November 1, 2023
Gregory N. Johnson

/s/ Ann M. Livermore	Director	November 1, 2023
Ann M. Livermore

/s/ Mark D. McLaughlin	Chair of the Board	November 1, 2023
Mark D. McLaughlin

/s/ Jamie S. Miller	Director	November 1, 2023
Jamie S. Miller

/s/ Irene B. Rosenfeld	Director	November 1, 2023
Irene B. Rosenfeld

/s/ Kornelis (Neil) Smit	Director	November 1, 2023
Kornelis (Neil) Smit

/s/ Jean-Pascal Tricoire	Director	November 1, 2023
Jean-Pascal Tricoire

/s/ Anthony J. Vinciquerra	Director	November 1, 2023
Anthony J. Vinciquerra

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of QUALCOMM Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of QUALCOMM Incorporated and its subsidiaries (the “Company”) as of September 24, 2023 and September 25, 2022, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 24, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 24, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 24, 2023 and September 25, 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 24, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 24, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Qualcomm CDMA Technologies (QCT) Customer Incentive Arrangements
As described in Notes 1 and 2 to the consolidated financial statements, the Company’s QCT segment, which recorded revenues of $30.4 billion in fiscal 2023, records reductions to revenues for customer incentive arrangements, including volume-related and other pricing rebates and cost reimbursements for marketing and other activities involving certain products and technologies, in the period that the related revenues are earned. For certain QCT customer incentive arrangements, there is complexity in applying certain contractual terms to determine the amount recorded as a reduction to revenues. The amounts accrued for customer incentive arrangements are recorded as a reduction to accounts receivable, net or as other current liabilities based on whether the Company has the intent and contractual right of offset. Certain amounts recorded as a reduction to revenues for customer incentive arrangements are considered variable consideration and are included in the transaction price primarily based on estimating the most likely amount expected to be provided to the customer.
The principal considerations for our determination that performing procedures relating to revenue recognition of QCT customer incentive arrangements is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence obtained related to the completeness and accuracy of reductions to revenues and accruals for QCT customer incentives arrangements recorded in the consolidated financial statements.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s review of and accounting for QCT customer incentive arrangements as well as controls relating to management’s review over the completeness and accuracy of reductions to revenues in fiscal 2023 and accruals for QCT customer incentive arrangements as of the balance sheet date. These procedures also included, among others, testing the completeness and accuracy of reductions to revenues and accruals for QCT customer incentive arrangements recorded in the consolidated financial statements, and recalculating, on a test basis, reductions to revenues and accruals for QCT customer incentive arrangements based upon customer-specific contractual terms.

/s/ PricewaterhouseCoopers LLP

San Diego, California
November 1, 2023
We have served as the Company’s auditor since 1985.

QUALCOMM Incorporated
CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)

	September 24, 2023	September 25, 2022
ASSETS
Current assets:
Cash and cash equivalents	$8,450	$2,773
Marketable securities	2,874	3,609
Accounts receivable, net	3,183	5,643
Inventories	6,422	6,341
Held for sale assets	341	733
Other current assets	1,194	1,625
Total current assets	22,464	20,724
Deferred tax assets	3,310	1,803
Property, plant and equipment, net	5,042	5,168
Goodwill	10,642	10,508
Other intangible assets, net	1,408	1,882
Held for sale assets	88	1,200
Other assets	8,086	7,729
Total assets	$51,040	$49,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,912	$3,796
Payroll and other benefits related liabilities	1,685	1,486
Unearned revenues	293	369
Short-term debt	914	1,945
Held for sale liabilities	333	581
Other current liabilities	4,491	3,689
Total current liabilities	9,628	11,866
Unearned revenues	99	144
Income taxes payable	1,080	1,472
Long-term debt	14,484	13,537
Held for sale liabilities	38	119
Other liabilities	4,130	3,863
Total liabilities	29,459	31,001

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,114 and 1,121 shares issued and outstanding, respectively	490	195
Retained earnings	20,733	17,840
Accumulated other comprehensive income (loss)	358	(22)
Total stockholders’ equity	21,581	18,013
Total liabilities and stockholders’ equity	$51,040	$49,014

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended
	September 24, 2023	September 25, 2022	September 26, 2021
Revenues:
Equipment and services	$30,028	$37,171	$26,741
Licensing	5,792	7,029	6,825
Total revenues	35,820	44,200	33,566
Costs and expenses:
Cost of revenues	15,869	18,635	14,262
Research and development	8,818	8,194	7,176
Selling, general and administrative	2,483	2,570	2,339
Other (Note 2)	862	(1,059)	—
Total costs and expenses	28,032	28,340	23,777
Operating income	7,788	15,860	9,789
Interest expense	(694)	(490)	(559)
Investment and other income (expense), net	349	(372)	1,044
Income from continuing operations before income taxes	7,443	14,998	10,274
Income tax expense	(104)	(2,012)	(1,231)
Income from continuing operations	7,339	12,986	9,043
Discontinued operations, net of income taxes	(107)	(50)	—
Net income	$7,232	$12,936	$9,043

Basic earnings (loss) per share:
Continuing operations	$6.57	$11.56	$7.99
Discontinued operations	(0.10)	(0.04)	—
Net income	$6.47	$11.52	$7.99
Diluted earnings (loss) per share:
Continuing operations	$6.52	$11.41	$7.87
Discontinued operations	(0.10)	(0.04)	—
Net income	$6.42	$11.37	$7.87
Shares used in per share calculations:
Basic	1,117	1,123	1,131
Diluted	1,126	1,137	1,149

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended
	September 24, 2023	September 25, 2022	September 26, 2021
Net income	$7,232	$12,936	$9,043
Other comprehensive income (loss), net of income taxes:
Foreign currency translation gains (losses)	140	(433)	40
Net unrealized gains (losses) on certain available-for-sale debt securities	54	(113)	(5)
Net unrealized gains (losses) on derivative instruments	99	361	(53)
Other gains (losses)	10	35	(2)
Other reclassifications included in net income	77	—	(59)
Total other comprehensive income (loss)	380	(150)	(79)
Comprehensive income	$7,612	$12,786	$8,964

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	September 24, 2023	September 25, 2022	September 26, 2021
Operating Activities:
Net income from continuing operations	$7,339	$12,986	$9,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,809	1,762	1,582
Indefinite and long-lived asset impairment charges	182	2	5
Income tax provision less than income tax payments	(1,269)	(138)	(245)
Share-based compensation expense	2,484	2,031	1,663
Net (gains) losses on marketable securities and other investments	(152)	432	(1,002)
Impairment losses on other investments	132	47	33
Other items, net	25	(56)	(82)
Changes in assets and liabilities:
Accounts receivable, net	2,472	(2,066)	426
Inventories	8	(3,137)	(622)
Other assets	603	(2,266)	(1,649)
Trade accounts payable	(1,880)	1,036	495
Payroll, benefits and other liabilities	1	(1,043)	1,091
Unearned revenues	(56)	(324)	(202)
Net cash used by operating activities from discontinued operations	(399)	(170)	—
Net cash provided by operating activities	11,299	9,096	10,536
Investing Activities:
Capital expenditures	(1,450)	(2,262)	(1,888)
Purchases of debt and equity marketable securities	(668)	(1,414)	(5,907)
Proceeds from sales and maturities of debt and equity marketable securities	1,566	2,622	5,555
Acquisitions and other investments, net of cash acquired	(235)	(4,912)	(1,377)
Proceeds from sales of property, plant and equipment	127	5	3
Proceeds from other investments	20	132	320
Other items, net	19	41	(62)
Net cash provided (used) by investing activities from discontinued operations	1,383	(16)	—
Net cash provided (used) by investing activities	762	(5,804)	(3,356)
Financing Activities:
Proceeds from short-term debt	5,068	7,000	2,886
Repayment of short-term debt	(5,566)	(7,003)	(2,885)
Repayment of debt of acquired company	—	(349)	—
Proceeds from long-term debt	1,880	1,477	—
Repayment of long-term debt	(1,446)	(1,540)	—
Proceeds from issuance of common stock	434	356	347
Repurchases and retirements of common stock	(2,973)	(3,129)	(3,366)
Dividends paid	(3,462)	(3,212)	(3,008)
Payments of tax withholdings related to vesting of share-based awards	(521)	(766)	(737)
Other items, net	(19)	(34)	(35)
Net cash (used) provided by financing activities from discontinued operations	(58)	4	—
Net cash used by financing activities	(6,663)	(7,196)	(6,798)
Effect of exchange rate changes on cash and cash equivalents	30	(113)	27
Net increase (decrease) in total cash and cash equivalents	5,428	(4,017)	409
Total cash and cash equivalents at beginning of period (including $326 classified as held for sale at September 25, 2022)	3,099	7,116	6,707
Total cash and cash equivalents at end of period (including $77 and $326 classified as held for sale at September 24, 2023 and September 25, 2022, respectively)	$8,527	$3,099	$7,116

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share data)

	Year Ended
	September 24, 2023	September 25, 2022	September 26, 2021
Total stockholders’ equity, beginning balance	$18,013	$9,950	$6,077

Common stock and paid-in capital:
Balance at beginning of period	195	—	586
Common stock issued under employee benefit plans	434	356	345
Repurchases and retirements of common stock	(2,218)	(1,514)	(1,958)
Share-based compensation	2,600	2,119	1,754
Tax withholdings related to vesting of share-based payments	(521)	(766)	(737)
Stock awards assumed in acquisition	—	—	10
Balance at end of period	490	195	—

Retained earnings:
Balance at beginning of period	17,840	9,822	5,284
Net income	7,232	12,936	9,043
Repurchases and retirements of common stock	(755)	(1,615)	(1,408)
Dividends	(3,584)	(3,303)	(3,097)
Balance at end of period	20,733	17,840	9,822

Accumulated other comprehensive income (loss):
Balance at beginning of period	(22)	128	207
Other comprehensive income (loss)	380	(150)	(79)
Balance at end of period	358	(22)	128

Total stockholders’ equity, ending balance	$21,581	$18,013	$9,950

Dividends per share announced	$3.10	$2.86	$2.66

See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies
We are a global leader in the development and commercialization of foundational technologies for the wireless industry, including 3G, 4G and 5G wireless connectivity, and high-performance and low-power computing including on-device artificial intelligence (AI). Our technologies and products are used in mobile devices and other wireless products, including those used in the internet of things (IoT) and automotive systems for connectivity, digital cockpit and advanced driver assistance and automated driving (ADAS/AD). We derive revenues principally from sales of integrated circuit products and through the licensing of our intellectual property, including patents and other rights.
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
Cash Equivalents. We consider all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents may be comprised of money market funds, certificates of deposit, commercial paper, corporate bonds and notes, certain bank time and demand deposits, U.S. Treasury securities and government-related securities. The carrying amounts approximate fair value due to the short maturities of these instruments.
Marketable Securities. Marketable securities include marketable equity securities, available-for-sale debt securities and, from time-to-time, certain time deposits. We classify marketable securities as current or noncurrent based on the nature of the securities and their availability for use in current operations. Marketable securities are stated at fair value with all realized and unrealized gains and losses on investments in marketable equity securities and realized gains and losses on available-for-sale debt securities recognized in investment and other income (expense), net. Debt securities are classified as available-for-sale or held-to-maturity at the time of purchase and reevaluated at each balance sheet date. The realized and unrealized gains and losses on marketable securities are determined using the specific identification method.
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
Derivatives. Our primary objectives for holding derivative instruments are to manage foreign exchange risk for certain foreign currency revenues, operating expenses, receivables and payables and to manage interest rate risk associated with our cash equivalents, marketable securities and long-term debt. Derivative instruments are recorded at fair value and included in other current or noncurrent assets or liabilities based on their maturity dates. Counterparties to these derivative instruments are all major banking institutions. At September 24, 2023, the aggregate fair value of our derivative instruments recorded in total assets and in total liabilities were $32 million and $317 million, respectively. At September 25, 2022, the aggregate fair value of our derivative instruments recorded in total assets and in total liabilities were $271 million and $346 million, respectively.
Foreign Currency Hedges: We manage our exposure to foreign exchange market risks, when deemed appropriate, through the use of derivative instruments, including foreign currency forward and option contracts with financial counterparties, that may or may not be designated as hedging instruments. These derivative instruments generally have maturity dates between one and 24 months. Gains and losses arising from such contracts that are designated as cash flow hedging instruments are recorded as a component of accumulated other comprehensive income (loss) as gains and losses on derivative instruments, net of income taxes. The hedging gains and losses in accumulated other comprehensive income (loss) are subsequently reclassified to revenues or costs and expenses, as applicable, in the consolidated statements of operations in the same period in which the underlying transactions affect our earnings. For foreign currency forward contracts not designated as hedging instruments, the changes in fair value are recorded in investment and other income (expense), net in the period of change.
The cash flows associated with such derivative instruments are classified as cash flows from operating activities in the consolidated statements of cash flows, which is the same category as the hedged transaction.
Interest Rate Swaps: From time to time, we enter into interest rate swap agreements that allow us to effectively convert fixed-rate payments into floating-rate payments on portions of our outstanding long-term debt. We enter into these agreements to manage interest rate risk associated with our cash equivalents and marketable securities, in addition to changes in the fair value of our outstanding debt. These transactions are designated as fair value hedges, and the gains and losses related to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to changes in the market interest rates. The net gains and losses on the interest rate swaps, as well as the offsetting gains or losses on the related fixed-rate debt attributable to the hedged risks, are recognized as interest expense in the current period. The interest settlement payments associated with the interest rate swap agreements are classified as cash flows from operating activities in the consolidated statements of cash flows.
From time to time, we also enter into forward-starting interest rate swaps to hedge the variability of forecasted interest payments on certain anticipated debt issuances. These swaps are designated as cash flow hedges of forecasted transactions. The gains and losses arising from such contracts are recorded as a component in accumulated other comprehensive income (loss) as gains and losses on derivative instruments. When the anticipated debt is issued, any associated swaps are terminated, and the hedging gains and losses in accumulated other comprehensive income (loss) are recorded to interest expense over the term of the hedged portions of the related debt issued.
Gross Notional Amounts: The gross notional amounts of our foreign currency and interest rate derivatives by instrument type were as follows (in millions):

	September 24, 2023	September 25, 2022
Forwards	$2,432	$3,176
Options	667	881
Swaps	2,050	3,650
	$5,149	$7,707
The gross notional amounts of our derivatives by currency were as follows (in millions):

	September 24, 2023	September 25, 2022
Chinese renminbi	$1,333	$1,920
Indian rupee	1,151	1,657
United States dollar	2,181	3,744
Other	484	386
	$5,149	$7,707

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Cash Equivalents and Marketable Securities: We obtain pricing information from quoted market prices, pricing vendors or quotes from brokers/dealers. We conduct reviews of our primary pricing vendors to determine whether the inputs used in the vendor’s pricing processes are deemed to be observable. Contractual sale restrictions are not considered in measuring the fair value of marketable equity securities. The fair value for interest-bearing securities includes accrued interest. The fair value of U.S. Treasury securities and government-related securities, corporate bonds and notes and common stock is generally determined using standard observable inputs, including reported trades, market based quotes, matrix pricing, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets and/or benchmark securities. The fair value of mortgage- and asset-backed securities is derived from the use of matrix pricing (prices for similar securities) or, in some cases, cash flow pricing models with observable inputs, such as contractual terms, maturity, credit rating and/or securitization structure to determine the timing and amount of future cash flows.
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
Other Investments and Other Liabilities: Other investments and other liabilities included in Level 1 are comprised of our deferred compensation plan liabilities and related assets, which consist of mutual funds and are included in other current assets and other assets. Gains and losses on the revaluation of our deferred compensation plan assets are recorded in investment and other income (expense), net. Corresponding offsetting amounts related to the revaluation of our deferred compensation plan liabilities are included in operating expenses. Other investments included in Level 3 are comprised of convertible debt instruments issued by private companies. The inputs we use to estimate the fair values of these instruments are generally unobservable, and therefore, they are included in Level 3.
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
Inventories. Inventories are valued at the lower of cost and net realizable value using the first-in, first-out method. Recoverability of inventories is assessed based on review of future customer demand that considers multiple factors, including committed purchase orders from customers as well as purchase commitment projections provided by customers and our own forecasts of customer demand, among other factors. This valuation also requires us to make judgments and assumptions based on information currently available about market conditions, including competition, anticipated technological changes, internal product life cycle and development plans, product pricing and other broader market conditions that may impact customer demand, such as the impact of certain capacity constraints experienced across the semiconductor industry in fiscal 2021 and through the third quarter of fiscal 2022, as well as the impact of the macroeconomic environment in fiscal 2022 and 2023. We generally place binding purchase orders with our suppliers in advance of receiving contractually binding forecasts and/or purchase orders from our customers. The time period between placing purchase orders with our suppliers and receiving contractually binding forecasts and/or purchase orders from our customers has increased and may continue to increase as a result of extended manufacturing lead-times, driven in part by a continued transition to leading-edge technologies and/or increased complexity in the manufacturing process of our products. If we overestimate demand for our products, the amount of our loss will be impacted by our ability to reduce inventory purchases from our suppliers. Further, if our customers cancel purchase orders or alter forecasts this may result in excess

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
inventory on hand. Our assumptions of future product demand are inherently uncertain, and changes in our estimates and assumptions may cause us to record additional write-downs in the future if demand forecasted for specific products is greater than actual demand.
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
Goodwill and Other Intangible Assets. Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. For intangible assets purchased in a business combination, the estimated fair values of the assets acquired are used to establish their recorded values. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. An estimate of fair value can be affected by many assumptions that require significant judgment. For example, the income approach generally requires us to use assumptions to estimate future cash flows including those related to total addressable market, pricing and share forecasts, competition, technology obsolescence, future tax rates and discount rates. Our estimate of the fair value of certain assets may differ materially from that determined by others who use different assumptions or utilize different business models and from the future cash flows actually realized.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
satisfied. Revenues from providing services and licensing system software were each less than 5% of total revenues for all periods presented.
We grant licenses or otherwise provide rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture, sale or use of certain wireless products. Licensees pay per-unit royalties based on their sales of products incorporating or using our licensed intellectual property and, to a lesser extent, lump sum payments (license fees). Per-unit royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of complete licensed products, net of certain permissible deductions (including transportation, insurance, packing costs and other items), with certain products subject to per unit minimums and/or per unit caps. Certain products may also have a fixed royalty amount per unit. We estimate and recognize sales-based royalties on such licensed products in the period in which the associated sales occur, considering all relevant information (historical, current and forecasted) that is reasonably available to us. Our estimates of sales-based royalties are based largely on preliminary royalty estimates provided by our licensees and, to a lesser extent, an assessment of the volume of devices supplied into the market that incorporate or use our licensed intellectual property, combined with an estimate of the mix of such sales on a licensee-by-licensee basis, as well as the licensees’ average wholesale prices of such products. In the periods presented, we have recognized immaterial differences between preliminary royalty estimates provided to us by licensees and actual amounts reported and paid by licensees, which are generally received the following quarter, as licensees have not completed their royalty reporting process at the time estimates are provided to us, and in certain cases, they do not provide all necessary information in order for us to calculate an estimate of royalties due, which requires us to independently estimate certain information. We also consider in our estimates of sales-based royalties any changes in pricing we plan or expect to make and certain constraints on our ability to estimate such royalties. As a result of recognizing revenues in the period in which the licensees’ sales occur using estimates, adjustments to revenues are required in subsequent periods to reflect changes in estimates as new information becomes available, primarily resulting from actual amounts reported by our licensees.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
If there is at least a reasonable possibility that a material loss may have been incurred associated with pending legal and regulatory proceedings, we disclose such fact, and if reasonably estimable, we provide an estimate of the possible loss or range of possible loss. We record our best estimate of a loss related to pending legal and regulatory proceedings when the loss is considered probable and the amount can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, we record the minimum estimated liability. As additional information becomes available, we assess the potential liability related to pending legal and regulatory proceedings and revise our estimates and update our disclosures accordingly. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. Our legal costs associated with defending ourselves are recorded to expense as incurred.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In August 2022, the Inflation Reduction Act was enacted in the United States, which included, among other items, a 1% excise tax on certain net stock repurchases that became effective for us after December 31. 2022. Any such excise tax on our stock repurchases will be recorded as a component of stockholders’ equity.
Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed by dividing net income by the combination of the weighted-average number of common shares outstanding and the weighted-average number of dilutive common share equivalents, comprised of shares issuable under our share-based compensation plans, during the reporting period. The following table provides information about the diluted earnings per share calculation (in millions):

	2023	2022	2021
Dilutive common share equivalents included in diluted shares	9	14	18
Shares of common stock equivalents not included because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period	7	1	—
Note 2. Composition of Certain Financial Statement Items

Accounts Receivable (in millions)
	September 24, 2023	September 25, 2022
Trade, net of allowances for doubtful accounts	$1,923	$4,175
Unbilled	1,223	1,435
Other	37	33
	$3,183	$5,643

Inventories (in millions)
	September 24, 2023	September 25, 2022
Raw materials	$176	$221
Work-in-process	4,096	3,329
Finished goods	2,150	2,791
	$6,422	$6,341

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment (in millions)
	September 24, 2023	September 25, 2022
Land	$169	$170
Buildings and improvements	1,849	1,767
Computer equipment and software	1,773	1,680
Machinery and equipment	8,078	7,349
Furniture and office equipment	130	105
Leasehold improvements	485	369
Construction in progress	226	330
	12,710	11,770
Less accumulated depreciation and amortization	(7,668)	(6,602)
	$5,042	$5,168
Depreciation and amortization expense related to property, plant and equipment for fiscal 2023, 2022 and 2021 was $1.4 billion, $1.3 billion and $1.0 billion, respectively.
Goodwill and Other Intangible Assets. We allocate goodwill to our reporting units for impairment testing purposes. The following table presents the goodwill allocated to our segments, as described in Note 8, as well as the changes in the carrying amounts of goodwill during fiscal 2023 and 2022 (in millions):

	QCT	QTL	Total
Balance at September 26, 2021	$6,523	$723	$7,246
Acquisitions	3,375	12	3,387
Foreign currency translation adjustments	(121)	(4)	(125)
Balance at September 25, 2022 (1)	9,777	731	10,508
Acquisitions	76	—	76
Foreign currency translation adjustments	56	2	58
Balance at September 24, 2023 (1)	$9,909	$733	$10,642
(1) Cumulative goodwill impairments were $812 million at both September 24, 2023 and September 25, 2022.
The components of other intangible assets, net were as follows (in millions):

	September 24, 2023			September 25, 2022
	Gross Carrying Amount	Accumulated Amortization	Weighted-average amortization period (years)	Gross Carrying Amount	Accumulated Amortization	Weighted-average amortization period (years)
Technology-based	$4,292	$(2,912)	12	$5,517	$(3,669)	12
Other	70	(42)	11	90	(56)	10
	$4,362	$(2,954)	11	$5,607	$(3,725)	10
All of these intangible assets are subject to amortization, other than acquired in-process research and development which had a carrying value of $435 million and $546 million at September 24, 2023 and September 25, 2022, respectively. Amortization expense related to these intangible assets was $418 million, $482 million and $537 million for fiscal 2023, 2022 and 2021, respectively. At September 24, 2023, amortization expense related to other intangible assets, including acquired in-process research and development beginning upon the completion of the underlying projects, is expected to be $296 million, $264 million, $250 million, $167 million and $139 million for each of the five years from fiscal 2024 through 2028, respectively, and $292 million thereafter.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Method and Non-marketable Equity Investments. The carrying values of our equity method and non-marketable equity investments are recorded in other assets and were as follows (in millions):

	September 24, 2023	September 25, 2022
Equity method investments	$164	$189
Non-marketable equity investments	1,072	1,105
	$1,236	$1,294

Other Current Liabilities (in millions)
	September 24, 2023	September 25, 2022
Customer incentives and other customer-related liabilities	$1,821	$1,879
Income taxes payable	1,717	634
Other	953	1,176
	$4,491	$3,689
Revenues. We disaggregate our revenues by segment (Note 8), by product and service (as presented on our consolidated statements of operations), and for our QCT segment, by revenue stream, which is based on the industry and application in which our products are sold (as presented below). Beginning in the first quarter of fiscal 2023, QCT RFFE (radio frequency front-end) revenues, which were previously presented as a separate revenue stream, are now included within our Handsets, Automotive and internet of things (IoT) revenue streams as applicable. Prior period information has been recast to reflect this change. RFFE revenues include revenues from the sale of 4G, 5G sub 6 and 5G millimeter wave RFFE products (a substantial portion of which relate to mobile handsets) and exclude radio frequency transceiver components. This change aligns with changes made to our internal reporting of revenues. We believe this change provides a more meaningful presentation in understanding QCT revenues going forward, as we expect RFFE revenues to correspond with trends in Handsets, Automotive and IoT (as applicable) and is more consistent with how our revenue diversification is viewed externally. In certain cases, the determination of QCT revenues by industry and application requires the use of certain assumptions. Substantially all of QCT’s revenues consist of equipment revenues that are recognized at a point in time, and substantially all of QTL’s revenues represent licensing revenues that are recognized over time and are principally from royalties generated through our licensees’ sales of mobile handsets. QCT revenue streams were as follows (in millions):

	2023	2022	2021
Handsets (1)	$22,570	$28,815	$20,475
Automotive (2)	1,872	1,509	1,110
IoT (internet of things) (3)	5,940	7,353	5,434
Total QCT revenues	$30,382	$37,677	$27,019
(1) Includes revenues from products sold for use in mobile handsets.
(2) Includes revenues from products sold for use in automobiles, including connectivity, digital cockpit and ADAS/AD.
(3) Primarily includes products sold for use in the following industries and applications: consumer (including computing, voice and music and XR), edge networking (including mobile broadband and wireless access points) and industrial (including handhelds, retail, tracking and logistics and utilities).
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

	2023	2022	2021
Revenues recognized from previously satisfied performance obligations	$598	$788	$283
Unearned revenues (which are considered contract liabilities) consist primarily of certain customer contracts for which QCT received fees upfront and QTL license fees for intellectual property with continuing performance obligations. In fiscal 2023 and fiscal 2022, we recognized revenues of $355 million and $609 million, respectively, that were recorded as unearned revenues at September 25, 2022 and September 26, 2021, respectively.
Remaining performance obligations, which are primarily included in unearned revenues (as presented on our consolidated balance sheet), represent the aggregate amount of the transaction price of certain customer contracts yet to be

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recognized as revenues as of the end of the reporting period and exclude revenues related to (a) contracts that have an original expected duration of one year or less and (b) sales-based royalties (i.e., future royalty revenues) pursuant to our license agreements.
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

	September 24, 2023	September 25, 2022	September 26, 2021
Customer/licensee (w)	27%	21%	23%
Customer/licensee (x)	21	21	14
Customer/licensee (y)	*	*	13
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
Other Income, Costs and Expenses. Other expenses in fiscal 2023 consisted of $712 million in total restructuring and restructuring-related charges (substantially all of which related to severance costs, resulting from certain cost reduction actions committed to in fiscal 2023) and a $150 million intangible asset impairment charge related to in-process research and development.
Actions associated with restructuring plans initiated in the first half of fiscal 2023 were substantially completed (including payments of the related severance) by the end of fiscal 2023. Given the continued uncertainty in the macroeconomic and demand environment, we initiated additional restructuring actions in the fourth quarter of fiscal 2023 to enable investments in key growth and diversification opportunities. These actions resulted in $385 million in accrued severance costs in the fourth quarter of fiscal 2023. We anticipate these additional actions to be substantially completed (including payments of the related severance) in the first half of fiscal 2024. We may incur additional restructuring and restructuring-related charges, as the actual amount of costs may differ from our current expectations and estimates.
In the third quarter of fiscal 2022, the General Court of the European Union issued a ruling annulling a decision made by the EC in fiscal 2018. As a result of the court’s decision, we recorded a $1.1 billion benefit to other income in fiscal 2022.

Investment and Other Income (Expense), Net (in millions)
	2023	2022	2021
Interest and dividend income	$313	$91	$83
Net gains (losses) on marketable securities	75	(363)	427
Net gains on other investments	21	113	470
Net gains (losses) on deferred compensation plan assets	86	(141)	130
Impairment losses on other investments	(132)	(47)	(33)
Other	(14)	(25)	(33)
	$349	$(372)	$1,044

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Income Taxes
The components of the income tax provision from continuing operations were as follows (in millions):

	2023	2022	2021
Current provision:
Federal	$1,229	$1,114	$942
State	10	1	8
Foreign (1)	491	906	518
	1,730	2,021	1,468
Deferred (benefit) provision:
Federal	(1,475)	(34)	(251)
State	(8)	15	2
Foreign (1)	(143)	10	12
	(1,626)	(9)	(237)
	$104	$2,012	$1,231
(1) The foreign component of the income tax provision included foreign withholding taxes on royalty revenues included in U.S. earnings.
The components of income from continuing operations before income taxes by U.S. and foreign jurisdictions were as follows (in millions):

	2023	2022	2021
United States	$6,400	$12,537	$8,781
Foreign	1,043	2,461	1,493
	$7,443	$14,998	$10,274
The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision from continuing operations (in millions, except percentages). A significant portion of our U.S. income qualifies for preferential treatment as FDII (foreign-derived intangible income) at a 13% effective tax rate.

	2023	2022	2021
Expected income tax provision at federal statutory tax rate	$1,563	$3,150	$2,158
Benefit from FDII deduction related to capitalizing research and development expenditures	(598)	—	—
Benefit from FDII deduction, excluding the impact of capitalizing research and development expenditures	(447)	(753)	(550)
Benefit related to research and development tax credits	(235)	(224)	(195)
Benefit from fiscal 2021 and 2022 FDII deductions related to a change in sourcing of research and development expenditures	(126)	—	—
Benefit from releasing valuation allowance on unutilized foreign loss carryforwards	(114)	—	—
Foreign currency (gains) losses related to Korean withholding tax receivable	(66)	243	12
Shortfall (excess) tax benefit associated with share-based awards	3	(257)	(265)
Nontaxable reversal of 2018 EC fine	—	(224)	—
Other	124	77	71
	$104	$2,012	$1,231
Effective tax rate	1%	13%	12%
Beginning in fiscal 2023, for federal income tax purposes, we are required to capitalize and amortize domestic research and development expenditures over five years and foreign research and development expenditures over fifteen years (such expenditures were previously deducted as incurred). Our cash flows from operations will be adversely affected due to significantly higher cash tax payments. However, since the resulting deferred tax asset is established at the statutory rate of 21% (rather than the current effective tax rate of 13% to 16% after considering the FDII deduction), capitalization favorably affects our total provision for income taxes and results of operations. The adverse cash flow impact and favorable tax provision impact will diminish in future years as capitalized research and development expenditures continue to amortize.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Beginning in fiscal 2019, as a result of certain court rulings in Korea, among other factors, we decided to apply for a partial refund claim for taxes previously withheld from licensees in Korea on payments due under their license agreements to which we have claimed a foreign tax credit in the United States. As a result, $2.0 billion and $1.7 billion was recorded as a noncurrent income taxes receivable (recorded in other assets) at September 24, 2023 and September 25, 2022, respectively, and $2.3 billion and $2.1 billion was recorded as a noncurrent liability for uncertain tax benefits (recorded in other liabilities) at September 24, 2023 and September 25, 2022, respectively.
Income taxes payable (recorded in other current liabilities) were $1.7 billion and $634 million at September 24, 2023 and September 25, 2022, respectively. This increase was primarily due to announcements by the Internal Revenue Service (IRS), which postponed our remaining current year U.S. federal income tax-payments from fiscal 2023, which were paid in October 2023.
At September 24, 2023, we estimated remaining future payments of $1.5 billion for a one-time repatriation tax accrued in fiscal 2018, after application of certain tax credits, which is payable in installments over the next three years. At September 24, 2023, $391 million was recorded in other current liabilities, reflecting the next installment due in January 2024, with the remaining noncurrent portion presented as income taxes payable on our balance sheet.
We had deferred tax assets and deferred tax liabilities as follows (in millions):

	September 24, 2023	September 25, 2022
Unused tax credits	$1,819	$1,624
Capitalized research and development expenditures	1,490	—
Customer incentives	659	807
Accrued liabilities and reserves	401	264
Unused net operating losses	364	887
Share-based compensation	285	225
Operating lease liabilities	216	202
Unrealized losses on other investments and marketable securities	159	197
Other	409	435
Total gross deferred tax assets	5,802	4,641
Valuation allowance	(1,803)	(2,223)
Total net deferred tax assets	3,999	2,418
Intangible assets	(335)	(315)
Operating lease assets	(194)	(184)
Unrealized gains on other investments and marketable securities	(101)	(84)
Property, plant and equipment	(52)	(101)
Other	(118)	(98)
Total deferred tax liabilities	(800)	(782)
Net deferred tax assets	$3,199	$1,636
Reported as:
Non-current deferred tax assets	$3,310	$1,803
Non-current deferred tax liabilities (1)	(111)	(167)
	$3,199	$1,636
(1) Non-current deferred tax liabilities were included in other liabilities in the consolidated balance sheets.
At September 24, 2023, we had unused federal net operating loss carryforwards of $448 million, of which $118 million expire from 2024 through 2037 and $330 million may be carried forward indefinitely, unused state net operating loss carryforwards of $707 million expiring from 2024 through 2037 and unused foreign net operating loss carryforwards of $910 million, of which substantially all may be carried forward indefinitely. At September 24, 2023, we had unused state tax credits of $1.7 billion, of which substantially all may be carried forward indefinitely, unused federal tax credits of $134 million expiring from 2028 through 2041 and unused tax credits of $54 million in foreign jurisdictions expiring from 2034 through 2043. We do not expect our federal net operating loss carryforwards to expire unused.
At September 24, 2023, we have provided a valuation allowance on certain state tax credits, foreign deferred tax assets and state net operating losses of $1.7 billion, $77 million and $36 million respectively. The valuation allowance reflects the

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
uncertainties surrounding our ability to generate sufficient future taxable income in certain tax jurisdictions to utilize our net deferred tax assets. We believe, more likely than not, that we will have sufficient taxable income to utilize our remaining deferred tax assets. The valuation allowance decreased from $2.2 billion at September 25, 2022, primarily due to the write-off of certain deferred tax assets and the related valuation allowance resulting from the liquidation of a Dutch subsidiary in fiscal 2023.
A summary of the changes in the amount of unrecognized tax benefits for fiscal 2023, 2022 and 2021 follows (in millions):

	2023	2022	2021
Beginning balance of unrecognized tax benefits	$2,191	$2,136	$1,901
Additions based on prior year tax positions	10	58	56
Reductions for prior year tax positions and lapse in statute of limitations	(63)	(136)	(13)
Additions for current year tax positions	158	184	213
Settlements with taxing authorities	—	(51)	(21)
Ending balance of unrecognized tax benefits	$2,296	$2,191	$2,136
Of the $2.3 billion of unrecognized tax benefits, $2.1 billion has been recorded to other liabilities. We believe that it is reasonably possible that certain unrecognized tax benefits recorded at September 24, 2023 may result in a cash payment in fiscal 2024. Unrecognized tax benefits at September 24, 2023 included $92 million for tax positions that, if recognized, would impact the effective tax rate. The unrecognized tax benefits differ from the amount that would affect our effective tax rate primarily because the unrecognized tax benefits were included on a gross basis and did not reflect related receivables or secondary impacts, such as the federal deduction for state taxes, adjustments to deferred tax assets and the valuation allowance that might be required if our tax positions are sustained. The increase in unrecognized tax benefits for all periods presented was primarily due to expected refunds of Korean withholding tax previously paid (which such increase had an insignificant impact to our income tax provision). If successful, the refund will result in a corresponding reduction in U.S. foreign tax credits. We believe that it is likely that the total amount of unrecognized tax benefits at September 24, 2023 will increase in fiscal 2024 as licensees in Korea continue to withhold taxes on future payments due under their licensing agreements at a rate higher than we believe is owed; such increase is not expected to have a significant impact on our income tax provision. At September 24, 2023, total interest and penalties related to unrecognized tax benefits accrued in other current liabilities and other liabilities was $199 million, with a corresponding noncurrent income taxes receivable of $139 million recorded in other assets for expected refunds of certain tax benefits.
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
Cash amounts paid for income taxes, net of refunds received, were $1.4 billion, $2.1 billion and $1.5 billion for fiscal 2023, 2022 and 2021, respectively.
Note 4. Capital Stock
Stock Repurchase Program. On October 12, 2021, we announced a $10.0 billion stock repurchase program. The stock repurchase program has no expiration date. At September 24, 2023, $5.1 billion remained authorized for repurchase under our stock repurchase program.
Shares Outstanding. Shares of common stock outstanding at September 24, 2023 were as follows (in millions):

Balance at beginning of period	1,121
Issued	18
Repurchased	(25)
Balance at end of period	1,114
Dividends. On October 13, 2023, we announced a cash dividend of $0.80 per share on our common stock, payable on December 14, 2023 to stockholders of record as of the close of business on November 30, 2023.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Employee Benefit Plans
Equity Compensation Plans. On March 8, 2023, our stockholders approved the Qualcomm Incorporated 2023 Long-Term Incentive Plan (the 2023 Plan), as a successor to and continuation of our Amended and Restated Qualcomm Incorporated 2016 Long-Term Incentive Plan (the Prior Plan), and to increase the share reserve by 82 million shares. Effective on and after that date, no new awards were granted under the Prior Plan, although all outstanding awards under the Prior Plan remained outstanding according to their terms and the terms of the Prior Plan. The 2023 Plan provides for the grant of RSUs and other stock-based awards. The RSUs generally include dividend-equivalent rights and vest over three years from the date of grant. The Board of Directors may amend or terminate the 2023 Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval. At September 24, 2023, approximately 88 million shares were available for future grant under the 2023 Plan.
The following is a summary of employee RSU transactions that contain only service requirements to vest:

	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value
RSUs outstanding at September 25, 2022	30	$127.58
RSUs granted	25	116.80
RSUs canceled/forfeited	(3)	124.51
RSUs vested	(17)	122.19
RSUs outstanding at September 24, 2023	35	122.86
The weighted-average estimated grant date fair values of employee RSUs that contain only service requirements to vest granted during fiscal 2022 and 2021 were $136.09 and $124.22 per share, respectively. Upon vesting, we issue new shares of common stock. For the majority of RSUs, shares are issued on the vesting dates net of the amount of shares needed to satisfy statutory tax withholding requirements to be paid by us on behalf of the employees. As a result, the actual number of shares issued will be fewer than the number of RSUs outstanding. The annual pre-vest forfeiture rate for RSUs was estimated to be approximately 7%, 6% and 6% in fiscal 2023, 2022 and 2021, respectively.
At September 24, 2023, total unrecognized compensation expense related to such non-vested RSUs granted prior to that date was $2.9 billion, which is expected to be recognized over a weighted-average period of 1.8 years. The total vest-date fair value of such RSUs that vested during fiscal 2023, 2022 and 2021 was $2.1 billion, $2.9 billion and $2.6 billion, respectively. The total shares withheld to satisfy statutory tax withholding requirements related to all share-based awards were 4 million, 5 million and 5 million in fiscal 2023, 2022 and 2021, respectively and were based on the value of the awards on their vesting dates as determined by our closing stock price.
The total tax benefits realized, including the excess tax benefits, related to share-based awards during fiscal 2023, 2022 and 2021 were $435 million, $627 million and $567 million, respectively.
Employee Stock Purchase Plan. We have an employee stock purchase plan that allows eligible employees to purchase shares of common stock at 85% of the value of our common stock on specific dates through periodic payroll deductions. The shares reserved for future issuance under the employee stock purchase plan were 19 million at September 24, 2023. We recorded cash received from the exercise of purchase rights of $395 million, $355 million and $343 million during fiscal 2023, 2022 and 2021, respectively.
Share-based Compensation Expense. Total share-based compensation expense, related to all of our share-based awards, was comprised as follows (in millions):

	2023	2022	2021
Cost of revenues	$76	$61	$47
Research and development	1,911	1,537	1,234
Selling, general and administrative	497	463	389
Share-based compensation expense before income taxes	2,484	2,061	1,670
Related income tax benefit	(463)	(489)	(435)
	$2,021	$1,572	$1,235

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Debt
Long-term Debt. In November 2022, we issued unsecured fixed-rate notes, consisting of $700 million of fixed-rate 5.40% notes and $1.2 billion of fixed-rate 6.00% notes (collectively, November 2022 Notes) that mature on May 20, 2033 and May 20, 2053, respectively. The net proceeds from the November 2022 Notes were used to repay $946 million of fixed-rate notes and $500 million of floating-rate notes that matured in January 2023 and the excess was used for general corporate purposes.
The following table provides a summary of our long-term debt and current portion of long-term debt:

	September 24, 2023			September 25, 2022
	Maturities	Amount (in millions)	Effective Rate	Maturities	Amount (in millions)	Effective Rate
May 2015 Notes	2025 - 2045	$3,865	3.46% - 4.73%	2025 - 2045	$3,865	3.46% - 4.73%
May 2017 Notes	2024 - 2047	4,414	3.00% - 4.45%	2023 - 2047	5,860	2.68% - 4.46%
May 2020 Notes	2030 - 2050	2,000	3.22% - 3.30%	2030 - 2050	2,000	2.97% - 3.30%
August 2020 Notes	2028 - 2032	2,207	2.65% - 3.89%	2028 - 2032	2,207	2.50% - 3.52%
May 2022 Notes	2032 - 2052	1,500	3.15% - 4.27%	2032 - 2052	1,500	3.13% - 4.26%
November 2022 Notes	2033 - 2053	1,900	3.47% - 5.02%		—
Total principal		15,886			15,432
Unamortized discount, including debt issuance costs		(238)			(241)
Hedge accounting adjustments		(250)			(208)
Total long-term debt		$15,398			$14,983
Reported as:
Short-term debt		$914			$1,446
Long-term debt		14,484			13,537
Total		$15,398			$14,983
At September 24, 2023, future principal payments were $914 million in fiscal 2024, $1.4 billion in fiscal 2025, $2.0 billion in fiscal 2027, $961 million in fiscal 2028 and $10.6 billion after fiscal 2028; no principal payments are due in fiscal 2026. At September 24, 2023, the aggregate fair value of the notes, based on Level 2 inputs, was approximately $14.3 billion.
At September 24, 2023, all of our outstanding long-term debt is comprised of unsecured fixed-rate notes. We may redeem the outstanding fixed-rate notes at any time in whole, or from time to time in part, at specified make-whole premiums as defined in the applicable form of note. The obligations under the notes rank equally in right of payment with all of our other senior unsecured indebtedness and will effectively rank junior to all liabilities of our subsidiaries.
The effective interest rates for the notes include the interest on the notes, amortization of the discount, which includes debt issuance costs, and if applicable, adjustments related to hedging. Interest is payable in arrears semi-annually for the notes. Cash interest paid related to our commercial paper program and long-term debt was $614 million, $491 million and $477 million during fiscal 2023, 2022 and 2021, respectively.
Interest Rate Swaps. At September 25, 2022, we had outstanding forward-starting interest rate swaps with an aggregate notional amount of $1.6 billion. During the first quarter of fiscal 2023, in connection with the issuance of the November 2022 Notes, we terminated these swaps, and the related gains of $334 million, included within accumulated comprehensive income, are being recorded as a reduction to interest expense over the hedged portions of the related debt.
At September 24, 2023 and September 25, 2022, we had outstanding interest rate swaps with an aggregate notional amount of $2.1 billion that are designated as fair value hedges and allow us to effectively convert fixed-rate payments into floating-rate payments on a portion of our outstanding long-term debt.
Commercial Paper Program. We have an unsecured commercial paper program, which provides for the issuance of up to $4.5 billion. Net proceeds from this program are for general corporate purposes. Maturities of commercial paper can range from 1 to up to 397 days. At September 24, 2023 and September 25, 2022, we had no amounts and $499 million, respectively, of outstanding commercial paper recorded as short-term debt. At September 25, 2022, the weighted-average interest rate was 2.69%, which included fees paid to the commercial paper dealers, and the weighted-average remaining days to maturity was 27 days.
Revolving Credit Facility. We have a Revolving Credit Facility that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.3 billion, which expires on December 8, 2025. At September 24, 2023 and September 25, 2022, no amounts were outstanding under the Revolving Credit Facility.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Covenants. The Revolving Credit Facility requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement. We are not subject to any financial covenants under the notes nor any covenants that would prohibit us from incurring additional indebtedness ranking equal to the notes, paying dividends or issuing securities or repurchasing securities issued by us or our subsidiaries. At September 24, 2023, we were in compliance with the applicable covenants under the Revolving Credit Facility.
Note 7. Commitments and Contingencies
Legal and Regulatory Proceedings.
Consolidated Securities Class Action Lawsuit: On January 23, 2017 and January 26, 2017, securities class action complaints were filed by purported stockholders of us in the United States District Court for the Southern District of California against us and certain of our then current and former officers and directors. The complaints alleged, among other things, that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with certain allegations that we are or were engaged in anticompetitive conduct. The complaints sought unspecified damages, interest, fees and costs. The court consolidated the two actions, and on July 3, 2017, the plaintiffs filed a consolidated amended complaint asserting the same basic theories of liability and requesting the same basic relief. On May 23, 2022, the plaintiffs filed a motion for class certification, and on March 20, 2023, the court issued an order granting in part and denying in part the plaintiffs’ motion for class certification. The order denied class certification on the basis of alleged misrepresentations relating to our chip-level licensing practices, but certified a class on the basis of alleged misrepresentations relating to the separate operations of QCT and QTL. Trial is scheduled to begin on October 28, 2024. We intend to continue to vigorously defend ourselves in this matter.
Consumer Class Action Lawsuits: Beginning in January 2017, a number of consumer class action complaints were filed against us in the United States District Courts for the Southern and Northern Districts of California, each on behalf of a putative class of purchasers of cellular phones and other cellular devices. The cases filed in the Southern District of California were subsequently transferred to the Northern District of California. On July 11, 2017, the plaintiffs filed a consolidated amended complaint alleging that we violated California and federal antitrust and unfair competition laws by, among other things, refusing to license standard-essential patents to our competitors, conditioning the supply of certain of our baseband chipsets on the purchaser first agreeing to license our entire patent portfolio, entering into exclusive deals with companies, including Apple Inc., and charging unreasonably high royalties that do not comply with our commitments to standard setting organizations. The complaint sought unspecified damages and disgorgement and/or restitution, as well as an order that we be enjoined from further unlawful conduct. On September 27, 2018, the court certified the class. We appealed the court’s class certification order to the United States Court of Appeals for the Ninth Circuit (Ninth Circuit). On September 29, 2021, the Ninth Circuit vacated the class certification order, ruling that the district court had failed to correctly assess the propriety of applying California law to a nationwide class, and remanded the case to the district court. On June 10, 2022, the plaintiffs filed an amended complaint, limiting the proposed class to California residents rather than a nationwide class. We filed a motion to dismiss the amended complaint, and on January 6, 2023, the court issued an order granting in part and denying in part our motion to dismiss. We subsequently filed a motion for summary judgment on the plaintiffs’ remaining claims. The court granted our motion in its entirety and, on October 5, 2023, entered final judgment in Qualcomm’s favor.
Beginning in November 2017, several other consumer class action complaints were filed against us in Canada (in the Supreme Court of British Columbia and the Quebec Superior Court), Israel (in the Haifa District Court) and the United Kingdom (in the Competition Appeal Tribunal), each on behalf of a putative class of purchasers of cellular phones and other cellular devices, alleging violations of certain of those countries’ competition and consumer protection laws and seeking damages. The claims in these complaints are similar to those in the U.S. consumer class action complaints described above. These matters are at various stages of litigation, and we intend to continue to vigorously defend ourselves.
ParkerVision, Inc. v. QUALCOMM Incorporated: On May 1, 2014, ParkerVision filed a complaint against us in the United States District Court for the Middle District of Florida alleging that certain of our products infringed seven ParkerVision patents. On August 21, 2014, ParkerVision amended the complaint, alleging that we infringed 11 ParkerVision patents and sought damages and injunctive and other relief. ParkerVision subsequently reduced the number of patents asserted to three. The asserted patents are now expired, and injunctive relief is no longer available. ParkerVision continues to seek damages related to the sale of many of our radio frequency (RF) products sold between 2008 and 2018. On March 23, 2022, the court entered judgment in our favor on all claims and closed the case. On April 20, 2022, ParkerVision filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. A hearing on the appeal is scheduled for November 6, 2023. We intend to continue to vigorously defend ourselves in this matter.
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
On September 30, 2022, we filed our Answer and Counterclaim in response to ARM’s complaint denying ARM’s claims. Our counterclaim seeks a declaratory judgment that we did not breach the Nuvia ALA or the Technology License Agreement between Nuvia and ARM and that, following the acquisition of Nuvia, our architected cores (including all further developments, iterations or instantiations of the technology we acquired from Nuvia), server System-on-Chip (SoC) and compute SoC are fully licensed under our existing Architecture License Agreement and Technology License Agreement with ARM (the ARM-Qualcomm Agreements). We further seek an order enjoining ARM from making any claim that our products are not licensed under the ARM-Qualcomm Agreements, are not ARM-compliant or that we are prohibited from using ARM’s marks in the marketing of any such products. On October 26, 2022, we filed an Amended Counterclaim seeking additional declaratory relief that certain statements ARM is making in the marketplace concerning our rights under the ARM-Qualcomm Agreements are false, and that ARM has no right to prevent us from shipping our products, which are validly licensed. Trial is scheduled to begin on September 23, 2024. We intend to continue to vigorously defend ourselves in this matter.
Contingent Losses and Other Considerations: Litigation and investigations are inherently uncertain, and we face difficulties in evaluating or estimating likely outcomes or ranges of possible loss, particularly in antitrust and trade regulation investigations. We have not recorded any accrual at September 24, 2023 for contingent losses associated with the pending matters described above based on our belief that losses, while reasonably possible, are not probable. Further, any possible amount or range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. We are engaged in numerous other legal actions not described above (for example, our 2010 European Commission matter relating to the Icera complaint, and other matters arising in the ordinary course of our business, including those relating to employment matters or the initiation or defense of proceedings relating to intellectual property rights) and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
Indemnifications. We generally do not indemnify our customers, licensees and suppliers for losses sustained from infringement of third-party intellectual property rights. However, we are contingently liable under certain agreements to defend and/or indemnify certain customers, licensees, and suppliers against certain types of liability and/or damages arising from the infringement of third-party intellectual property rights and companies that purchase businesses we previously consolidated against certain contingent losses. Our obligations under these agreements may be limited in terms of time and/or amounts, and in some instances, we may have recourse against third parties for certain payments made by us. Claims and reimbursements under indemnification arrangements have not been material to our consolidated financial statements. We have not recorded accruals for certain claims under indemnification arrangements based on our belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time.
Purchase Obligations. We have agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Such agreements include multi-year capacity purchase commitments with certain suppliers of our integrated circuit products. Total advance payments related to multi-year capacity purchase commitments recorded on the consolidated balance sheets at September 24, 2023 and September 25, 2022 were $3.3 billion and $3.8 billion, respectively, of which $404 million and $701 million were recorded in other current assets, respectively, and $2.9 billion and $3.1 billion were recorded in other assets, respectively. Integrated circuit product inventory obligations represent purchase commitments (including those under multi-year capacity purchase commitments to the extent such minimum amounts are both fixed and determinable) for raw materials, semiconductor die, finished goods and manufacturing services, such as wafer bump, probe, assembly and final test. Under our manufacturing relationships with our foundry suppliers and assembly and test service providers, cancellation of outstanding purchase commitments is generally allowed but would require payment of costs incurred through the date of cancellation. Also, in some cases, we may be subject to incremental fees and/or the loss of amounts paid in advance due to capacity underutilization and/or the failure to meet minimum purchase volumes under multi-year capacity purchase commitments. Obligations under our purchase agreements, which primarily relate to integrated circuit product inventory obligations, at September 24, 2023 totaled $12.2 billion of which, $6.8 billion is expected to be paid in the next 12 months.
Operating Leases. We lease certain of our land, facilities and equipment under operating leases, with terms ranging from less than one year to 20 years, some of which include options to extend for up to 20 years. At September 24, 2023 and September 25, 2022, the weighted-average remaining lease term for operating leases was eight years. Operating lease expense for fiscal 2023, 2022 and 2021 was $204 million, $207 million and $203 million, respectively. At September 24, 2023, other assets included $612 million of operating lease assets, with corresponding lease liabilities of $98 million recorded in other current liabilities and $571 million recorded in other liabilities. At September 25, 2022, other assets included $631 million of operating lease assets, with corresponding lease liabilities of $104 million recorded in other current liabilities and $573 million recorded in other liabilities.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At September 24, 2023, future lease payments under our operating leases were as follows (in millions):

September 24, 2023
2024	$116
2025	111
2026	104
2027	100
2028	83
Thereafter	358
Total future lease payments	872
Imputed interest	(203)
Total lease liability balance	$669

Note 8. Segment Information
We are organized on the basis of products and services and have three reportable segments. Our operating segments reflect the way our businesses and management/reporting structure are organized internally and the way our Chief Operating Decision Maker (CODM), who is our CEO, reviews financial information, makes operating decisions and assesses business performance. We also consider, among other items, the way budgets and forecasts are prepared and reviewed and the basis on which executive compensation is determined, as well as the similarities and the level of centralized resource planning within our operating segments, such as the nature of products, the level of shared products, technology and other resources, production processes and customer base. We conduct business primarily through our QCT semiconductor business and our QTL licensing business. QCT develops and supplies integrated circuits and system software based on 3G/4G/5G and other technologies, including RFFE, for use in mobile devices; automotive systems for connectivity, digital cockpit and ADAS/AD; and IoT including consumer electronic devices; industrial devices; and edge networking products. QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products. Our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments. We also have nonreportable segments, including QGOV (Qualcomm Government Technologies) and our cloud computing processing initiative (formerly referred to as our cloud AI inference processing initiative).
Our CODM allocates resources to and evaluates the performance of our segments based on revenues and earnings (loss) before income taxes (EBT). Segment EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to certain corporate assets. Certain income and charges are not allocated to segments in our management reports because they are not considered in evaluating the segments’ operating performance. Unallocated income and charges include certain interest expense, certain net investment income, certain share-based compensation, gains and losses on our deferred compensation plan liabilities and related assets and certain research and development expenses, certain selling, general and administrative expenses and other expenses or income that were deemed to be not directly related to the businesses of the segments. Additionally, unallocated charges include recognition of the step-up of inventories and property, plant and equipment to fair value, amortization of certain intangible assets and certain other acquisition-related charges, third-party acquisition and integration services costs and certain other items, which may include major restructuring and restructuring-related costs, asset impairment charges and awards, settlements and/or damages arising from legal or regulatory matters. Our CODM does not evaluate our operating segments using discrete asset information.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents revenues and EBT for reportable segments (in millions):

	2023	2022	2021
Revenues:
QCT	$30,382	$37,677	$27,019
QTL	5,306	6,358	6,320
QSI	28	31	45
Reconciling items	104	134	182
Total	$35,820	$44,200	$33,566
EBT:
QCT	$7,924	$12,837	$7,763
QTL	3,628	4,628	4,627
QSI	(12)	(279)	916
Reconciling items	(4,097)	(2,188)	(3,032)
Total	$7,443	$14,998	$10,274
Reconciling items for revenues and EBT in the previous table were as follows (in millions):

	2023	2022	2021
Revenues:
Nonreportable segments	$144	$134	$128
Unallocated revenues	(40)	—	54
	$104	$134	$182
EBT:
Unallocated revenues	$(40)	$—	$54
Unallocated cost of revenues	(205)	(266)	(277)
Unallocated research and development expenses	(2,034)	(1,767)	(1,820)
Unallocated selling, general and administrative expenses	(588)	(609)	(538)
Unallocated other (expense) income (Note 2)	(862)	1,059	—
Unallocated interest expense	(694)	(490)	(559)
Unallocated investment and other income (expense), net	364	(91)	166
Nonreportable segments	(38)	(24)	(58)
	$(4,097)	$(2,188)	$(3,032)
The net book value of long-lived tangible assets located outside of the U.S. (the majority of which is located in Taiwan and the rest of the Asia-Pacific region) was $3.6 billion and $3.5 billion at September 24, 2023 and September 25, 2022, respectively. The net book value of long-lived tangible assets located in the U.S. was $2.0 billion and $2.3 billion at September 24, 2023 and September 25, 2022, respectively.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	2023	2022	2021
China (including Hong Kong)	$22,382	$28,119	$22,512
Vietnam	4,551	6,063	3,114
South Korea	3,272	3,164	2,368
United States	1,259	1,482	1,406
Other foreign	4,356	5,372	4,166
	$35,820	$44,200	$33,566
Note 9. Acquisitions and Divestitures
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
Although we do not own or operate the Non-Arriver businesses, we are the primary beneficiary, within the meaning of the Financial Accounting Standards Board (FASB) accounting guidance related to consolidation (ASC 810), of these businesses under the variable interest model, until sold by SSW. Factors considered in reaching this conclusion included, among others: (i) our involvement in the design of and our funding of substantially all of the total cash consideration payable in the transaction and (ii) our obligations to absorb losses and rights to receive returns from the Non-Arriver businesses. Accordingly, the assets and liabilities of the Non-Arriver businesses have been consolidated and presented as held for sale on our consolidated balance sheet, and the operating results have been presented as discontinued operations (through the date of disposition).
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
On June 1, 2023, SSW Partners completed the sale of the Active Safety business to Magna for net cash proceeds of $1.5 billion. We expect that SSW Partners will complete the sale of the Restraint Control Systems business within calendar 2023, subject to any required regulatory approvals and other closing conditions being met. Discontinued operations for fiscal 2023 included a gain on the sale of the Active Safety business and certain write-down charges related to the Restraint Control Systems business, based on the expected sales price, the individual and aggregate amounts of which were not material. The Restraint Control Systems business continues to be presented as discontinued operations on a one quarter reporting lag.
The cash flows provided (used) by the Non-Arriver businesses are reflected as discontinued operations and are classified as operating, investing (which includes cash proceeds from the sale of the Active Safety business) and financing activities in the consolidated statements of cash flows.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Fair Value Measurements and Marketable Securities
The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 24, 2023 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$5,335	$1,819	$—	$7,154
Marketable securities:
Corporate bonds and notes	$—	$2,590	$—	$2,590
Mortgage- and asset-backed securities	—	123	—	123
Equity securities	121	—	—	121
U.S. Treasury securities and government-related securities	20	20	—	40
Total marketable securities	141	2,733	—	2,874
Derivative instruments	—	32	—	32
Other investments	742	—	43	785
Total assets measured at fair value	$6,218	$4,584	$43	$10,845
Liabilities:
Derivative instruments	$—	$317	$—	$317
Other liabilities	740	—	—	740
Total liabilities measured at fair value	$740	$317	$—	$1,057
At September 24, 2023 and September 25, 2022, our marketable securities were all classified as current and were primarily comprised of available-for-sale debt securities (substantially all of which were corporate bonds and notes).
The contractual maturities of available-for-sale debt securities were as follows (in millions):

September 24, 2023
Years to Maturity:
Less than one year	$1,321
One to five years	1,306
Five to ten years	3
No single maturity date	123
Total	$2,753
Debt securities with no single maturity date included mortgage- and asset-backed securities.

SCHEDULE II
QUALCOMM Incorporated
VALUATION AND QUALIFYING ACCOUNTS

The table below details the activity of the valuation allowance on deferred tax assets for fiscal 2023, 2022 and 2021 (in millions):

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Other	Balance at End of Period
Year ended September 24, 2023	$2,223	$(420)	$—	$1,803
Year ended September 25, 2022	1,926	278	19	2,223
Year ended September 26, 2021	1,728	197	1	1,926

S-1