Form 10-Q
period 2023-12-24
QUALCOMM INC/DE
filed 2024-01-31
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 24, 2023
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock was 1,116 million at January 29, 2024.

QUALCOMM Incorporated
Form 10-Q
For the Quarter Ended December 24, 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)
(Unaudited)

	December 24, 2023	September 24, 2023
ASSETS
Current assets:
Cash and cash equivalents	$8,133	$8,450
Marketable securities	3,921	2,874
Accounts receivable, net	3,513	3,183
Inventories	6,247	6,422
Held for sale assets	337	341
Other current assets	1,288	1,194
Total current assets	23,439	22,464
Deferred tax assets	3,579	3,310
Property, plant and equipment, net	4,907	5,042
Goodwill	10,722	10,642
Other intangible assets, net	1,387	1,408
Held for sale assets	69	88
Other assets	8,032	8,086
Total assets	$52,135	$51,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,147	$1,912
Payroll and other benefits related liabilities	1,757	1,685
Unearned revenues	210	293
Short-term debt	914	914
Held for sale liabilities	336	333
Other current liabilities	3,805	4,491
Total current liabilities	9,169	9,628
Unearned revenues	93	99
Income taxes payable	1,056	1,080
Long-term debt	14,566	14,484
Held for sale liabilities	43	38
Other liabilities	4,150	4,130
Total liabilities	29,077	29,459

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,118 and 1,114 shares issued and outstanding, respectively	—	490
Retained earnings	22,565	20,733
Accumulated other comprehensive income	493	358
Total stockholders’ equity	23,058	21,581
Total liabilities and stockholders’ equity	$52,135	$51,040

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 24, 2023	December 25, 2022
Revenues:
Equipment and services	$8,316	$7,784
Licensing	1,619	1,679
Total revenues	9,935	9,463
Costs and expenses:
Cost of revenues	4,312	4,044
Research and development	2,096	2,251
Selling, general and administrative	627	623
Other	(28)	80
Total costs and expenses	7,007	6,998
Operating income	2,928	2,465
Interest expense	(178)	(170)
Investment and other income, net	212	76
Income from continuing operations before income taxes	2,962	2,371
Income tax expense	(151)	(98)
Income from continuing operations	2,811	2,273
Discontinued operations, net of income taxes	(44)	(38)
Net income	$2,767	$2,235

Basic earnings per share:
Continuing operations	$2.52	$2.02
Discontinued operations	(0.04)	(0.03)
Net income	$2.48	$1.99
Diluted earnings per share:
Continuing operations	$2.50	$2.01
Discontinued operations	(0.04)	(0.03)
Net income	$2.46	$1.98
Shares used in per share calculations:
Basic	1,116	1,122
Diluted	1,127	1,131

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	December 24, 2023	December 25, 2022
Net income	$2,767	$2,235
Other comprehensive income, net of income taxes:
Foreign currency translation gains	83	162
Net unrealized gains on available-for-sale debt securities	32	14
Net unrealized gains on derivative instruments	17	119
Other gains	1	—
Other reclassifications included in net income	2	20
Total other comprehensive income	135	315
Comprehensive income	$2,902	$2,550

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 24, 2023	December 25, 2022
Operating Activities:
Net income from continuing operations	$2,811	$2,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	437	398
Income tax provision less than income tax payments	(1,012)	(120)
Share-based compensation expense	602	634
Net gains on marketable securities and other investments	(71)	(25)
Other items, net	9	(33)
Changes in assets and liabilities:
Accounts receivable, net	(325)	1,694
Inventories	165	(476)
Other assets	115	409
Trade accounts payable	241	(1,264)
Payroll, benefits and other liabilities	74	(286)
Unearned revenues	(81)	(81)
Net cash used by operating activities from discontinued operations	(16)	(28)
Net cash provided by operating activities	2,949	3,095
Investing Activities:
Capital expenditures	(214)	(398)
Purchases of debt and equity marketable securities	(1,452)	(22)
Proceeds from sales and maturities of debt and equity marketable securities	463	219
Acquisitions and other investments, net of cash acquired	(60)	(29)
Proceeds from sales of property, plant and equipment	5	111
Other items, net	2	(14)
Net cash used by investing activities	(1,256)	(133)
Financing Activities:
Proceeds from short-term debt	400	1,458
Repayment of short-term debt	(400)	(1,955)
Proceeds from long-term debt	—	1,880
Repurchases and retirements of common stock	(784)	(1,270)
Dividends paid	(895)	(842)
Payments of tax withholdings related to vesting of share-based awards	(370)	(309)
Other items, net	8	23
Net cash used by financing activities	(2,041)	(1,015)
Effect of exchange rate changes on cash and cash equivalents	15	27
Net (decrease) increase in total cash and cash equivalents	(333)	1,974
Total cash and cash equivalents at beginning of period (including $77 and $326 classified as held for sale at September 24, 2023 and September 25, 2022, respectively)	8,527	3,099
Total cash and cash equivalents at end of period (including $61 and $265 classified as held for sale at December 24, 2023 and December 25, 2022, respectively)	$8,194	$5,073

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 24, 2023	December 25, 2022
Total stockholders’ equity, beginning balance	$21,581	$18,013

Common stock and paid-in capital:
Balance at beginning of period	$490	$195
Common stock issued under employee benefit plans	1	38
Repurchases and retirements of common stock	(773)	(591)
Share-based compensation	629	667
Tax withholdings related to vesting of share-based payments	(370)	(309)
Common stock issued in acquisition	23	—
Balance at end of period	—	—

Retained earnings:
Balance at beginning of period	20,733	17,840
Net income	2,767	2,235
Repurchases and retirements of common stock	(11)	(679)
Dividends	(924)	(879)
Balance at end of period	22,565	18,517

Accumulated other comprehensive income (loss):
Balance at beginning of period	358	(22)
Other comprehensive income	135	315
Balance at end of period	493	293

Total stockholders’ equity, ending balance	$23,058	$18,810

Dividends per share announced	$0.80	$0.75

See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies Update
Financial Statement Preparation. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended September 24, 2023. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three months ended December 24, 2023 and December 25, 2022 included 13 weeks.
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
Recent Accounting Pronouncements.
Segment Reporting Disclosures: In November 2023, the Financial Accounting Standards Board (FASB) issued new requirements to disclose certain incremental segment information on an annual and interim basis, including (among other items) additional disclosure about significant segment expenses. We will adopt the new requirements for our annual periods starting in fiscal 2025 (and interim periods thereafter) on a retrospective basis.
Income Tax Disclosures: In December 2023, the FASB issued new requirements to disclose annually certain additional disaggregated income tax information related to the effective tax rate reconciliation and income taxes paid, among other items. We will adopt the new requirements starting in fiscal 2026 on a retrospective basis.
Note 2. Composition of Certain Financial Statement Items

Inventories (in millions)
	December 24, 2023	September 24, 2023
Raw materials	$178	$176
Work-in-process	3,941	4,096
Finished goods	2,128	2,150
	$6,247	$6,422
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
QCT revenue streams were as follows (in millions):

	Three Months Ended
	December 24, 2023	December 25, 2022
Handsets (1)	$6,687	$5,754
Automotive (2)	598	456
IoT (internet of things) (3)	1,138	1,682
Total QCT revenues	$8,423	$7,892
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

	Three Months Ended
	December 24, 2023	December 25, 2022
Revenues recognized from previously satisfied performance obligations	$176	$199
Unearned revenues (which are considered contract liabilities) consist primarily of certain customer contracts for which QCT received fees upfront and QTL license fees for intellectual property with continuing performance obligations. In the three months ended December 24, 2023 and December 25, 2022, we recognized revenues of $181 million and $173 million, respectively, that were recorded as unearned revenues at September 24, 2023 and September 25, 2022, respectively.
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

	Three Months Ended
	December 24, 2023	December 25, 2022
Customer/licensee (x)	25%	34%
Customer/licensee (y)	18	14
Customer/licensee (z)	14	*

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Income, Costs and Expenses. Other income and expenses in the first quarter of fiscal 2024 and 2023 included certain restructuring amounts (primarily related to accrued severance costs) from cost reduction actions initiated in fiscal 2023.

Investment and Other Income (Expense), Net (in millions)
	Three Months Ended
	December 24, 2023	December 25, 2022
Interest and dividend income	$149	$55
Net gains on marketable securities	11	11
Net gains on other investments	5	—
Net gains on deferred compensation plan assets	66	26
Impairment losses on other investments	(12)	(14)
Other	(7)	(2)
	$212	$76
Discontinued Operations. For the periods presented, Veoneer’s Restraint Control Systems (RCS) business assets and liabilities are reflected as held for sale on our condensed consolidated balance sheets, and the results of operations and cash flows of Veoneer’s Non-Arriver businesses (primarily consisting of the Active Safety and RCS businesses) are presented as discontinued operations on a one quarter reporting lag (through the date of disposition by SSW Partners). Cash flows from investing and financing activities from discontinued operations reported for the periods presented were not material.
On June 1, 2023, SSW Partners completed the sale of the Active Safety business to Magna International Inc. for net cash proceeds of $1.5 billion. In December 2023, SSW Partners entered into a definitive agreement to sell the RCS business. We expect that SSW Partners will complete the sale of the RCS business within early calendar 2024, subject to certain required regulatory approvals and other closing conditions being met.
Note 3. Income Taxes
We estimate our annual effective income tax rate to be 7% for fiscal 2024, which is lower than the U.S. federal statutory rate, primarily due to (i) a significant portion of our income qualifying for preferential treatment as foreign-derived intangible income (FDII) at a 13% effective tax rate, which includes certain benefits from the requirement to capitalize research and development expenditures for federal income tax purposes, (ii) a benefit from our federal research and development tax credit and (iii) a benefit related to foreign currency gains on a noncurrent receivable related to our refund claim of Korean withholding tax. Our effective tax rate of 5% for the first quarter of fiscal 2024 was lower than our estimated annual effective tax rate of 7% primarily due to $79 million of net discrete tax benefits. Our effective tax rate of 4% for the first quarter of fiscal 2023 included $150 million of discrete net tax benefits. Such discrete net tax benefits primarily related to foreign currency gains on a noncurrent receivable related to our refund claim of Korean withholding tax.
Income taxes payable (recorded in other current liabilities) were $1.0 billion and $1.7 billion at December 24, 2023 and September 24, 2023, respectively. This decrease was primarily due to certain U.S. federal income tax payments made in the first quarter of fiscal 2024 that were previously postponed by the Internal Revenue Service (IRS).
Note 4. Capital Stock
Stock Repurchase Program. On October 12, 2021, we announced a $10.0 billion stock repurchase program. The stock repurchase program has no expiration date. At December 24, 2023, $4.4 billion remained authorized for repurchase under our stock repurchase program.
Shares Outstanding. Shares of common stock outstanding at December 24, 2023 were as follows (in millions):

Balance at beginning of period	1,114
Issued	10
Repurchased	(6)
Balance at end of period	1,118

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dividends. On January 19, 2024, we announced a cash dividend of $0.80 per share on our common stock, payable on March 21, 2024 to stockholders of record as of the close of business on February 29, 2024.
Earnings Per Common Share. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed by dividing net income by the combination of the weighted-average number of common shares outstanding and the weighted-average number of dilutive common share equivalents, comprised of shares issuable under our share-based compensation plans, during the reporting period, using the treasury stock method. The following table provides information about the diluted earnings per share calculation (in millions):

	Three Months Ended
	December 24, 2023	December 25, 2022
Dilutive common share equivalents included in diluted shares	11	9
Shares of common stock equivalents not included because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period	14	5
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
Consumer Class Action Lawsuits: Beginning in January 2017, a number of consumer class action complaints were filed against us in the United States District Courts for the Southern and Northern Districts of California, each on behalf of a putative class of purchasers of cellular phones and other cellular devices. The cases filed in the Southern District of California were subsequently transferred to the Northern District of California. On July 11, 2017, the plaintiffs filed a consolidated amended complaint alleging that we violated California and federal antitrust and unfair competition laws by, among other things, refusing to license standard-essential patents to our competitors, conditioning the supply of certain of our baseband chipsets on the purchaser first agreeing to license our entire patent portfolio, entering into exclusive deals with companies, including Apple Inc., and charging unreasonably high royalties that do not comply with our commitments to standard setting organizations. The complaint sought unspecified damages and disgorgement and/or restitution, as well as an order that we be enjoined from further unlawful conduct. On September 27, 2018, the court certified the class. We appealed the court’s class certification order to the United States Court of Appeals for the Ninth Circuit (Ninth Circuit). On September 29, 2021, the Ninth Circuit vacated the class certification order, ruling that the district court had failed to correctly assess the propriety of applying California law to a nationwide class, and remanded the case to the district court. On June 10, 2022, the plaintiffs filed an amended complaint, limiting the proposed class to California residents rather than a nationwide class. We filed a motion to dismiss the amended complaint, and on January 6, 2023, the court issued an order granting in part and denying in part our motion to dismiss. We subsequently filed a motion for summary judgment on the plaintiffs’ remaining claims. The court granted our motion in its entirety and, on October 5, 2023, entered final judgment in Qualcomm’s favor. On November 2, 2023, the plaintiffs filed a notice of appeal to the Ninth Circuit. We intend to continue to vigorously defend ourselves in this matter.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
ParkerVision, Inc. v. QUALCOMM Incorporated: On May 1, 2014, ParkerVision filed a complaint against us in the United States District Court for the Middle District of Florida alleging that certain of our products infringed seven ParkerVision patents. On August 21, 2014, ParkerVision amended the complaint, alleging that we infringed 11 ParkerVision patents and sought damages and injunctive and other relief. ParkerVision subsequently reduced the number of patents asserted to three. The asserted patents are now expired, and injunctive relief is no longer available. ParkerVision continues to seek damages related to the sale of many of our radio frequency (RF) products sold between 2008 and 2018. On March 23, 2022, the court entered judgment in our favor on all claims and closed the case. On April 20, 2022, ParkerVision filed a notice of appeal to the United States Court of Appeals for the Federal Circuit, and on November 6, 2023, the court held a hearing on the appeal. The court has not yet issued a ruling. We intend to continue to vigorously defend ourselves in this matter.
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
Contingent Losses and Other Considerations: Litigation and investigations are inherently uncertain, and we face difficulties in evaluating or estimating likely outcomes or ranges of possible loss, particularly in antitrust and trade regulation investigations. We have not recorded any accrual at December 24, 2023 for contingent losses associated with the pending matters described above based on our belief that losses, while reasonably possible, are not probable. Further, any possible amount or range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. We are engaged in numerous other legal actions not described above (for example, our 2010 European Commission matter relating to the Icera complaint, and other matters arising in the ordinary course of our business, including those relating to employment matters or the initiation or defense of proceedings relating to intellectual property rights) and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6. Segment Information
We are organized on the basis of products and services and have three reportable segments. We conduct business primarily through our QCT semiconductor business and our QTL licensing business. QCT develops and supplies integrated circuits and system software based on 3G/4G/5G and other technologies, including RFFE (radio frequency front-end), for use in mobile devices; automotive systems for connectivity, digital cockpit and ADAS/AD; and IoT including consumer electronic devices; industrial devices; and edge networking products. QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products. Our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments. We also have nonreportable segments, including QGOV (Qualcomm Government Technologies) and our cloud computing processing initiative.
The table below presents revenues and earnings (loss) before income taxes (EBT) for reportable segments (in millions):

	Three Months Ended
	December 24, 2023	December 25, 2022
Revenues
QCT	$8,423	$7,892
QTL	1,460	1,524
QSI	13	7
Reconciling items	39	40
Total	$9,935	$9,463
EBT
QCT	$2,593	$2,183
QTL	1,080	1,117
QSI	11	(8)
Reconciling items	(722)	(921)
Total	$2,962	$2,371
Reconciling items for revenues and EBT in the previous table were as follows (in millions):

	Three Months Ended
	December 24, 2023	December 25, 2022
Revenues
Nonreportable segments	$39	$40
EBT
Unallocated cost of revenues	$(56)	$(65)
Unallocated research and development expenses	(533)	(522)
Unallocated selling, general and administrative expenses	(185)	(167)
Unallocated other income (expenses)	28	(80)
Unallocated interest expense	(178)	(170)
Unallocated investment and other income, net	208	87
Nonreportable segments	(6)	(4)
	$(722)	$(921)

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7. Fair Value Measurements and Marketable Securities
The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 24, 2023 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$4,979	$1,796	$—	$6,775
Marketable securities:
Corporate bonds and notes	—	3,220	—	3,220
U.S. Treasury securities and government-related securities	220	65	—	285
Mortgage- and asset-backed securities	—	280	—	280
Equity securities	136	—	—	136
Total marketable securities	356	3,565	—	3,921
Derivative instruments	—	30	—	30
Other investments	815	—	51	866
Total assets measured at fair value	$6,150	$5,391	$51	$11,592
Liabilities
Derivative instruments	$—	$205	$—	$205
Other liabilities	813	—	—	813
Total liabilities measured at fair value	$813	$205	$—	$1,018
Long-term Debt. At December 24, 2023, the aggregate fair value of our outstanding fixed-rate notes, based on Level 2 inputs, was approximately $15.1 billion.
Marketable Securities. At December 24, 2023 and September 24, 2023, our marketable securities were all classified as current and were primarily comprised of available-for-sale debt securities (substantially all of which were corporate bonds and notes).
The contractual maturities of available-for-sale debt securities were as follows (in millions):

December 24, 2023
Years to Maturity
Less than one year	$1,820
One to five years	1,678
Five to ten years	7
No single maturity date	280
Total	$3,785
Debt securities with no single maturity date included mortgage- and asset-backed securities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in “Part I, Item 1” of this Quarterly Report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended September 24, 2023 contained in our 2023 Annual Report on Form 10-K.
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
First Quarter Fiscal 2024 Overview
Revenues for the first quarter of fiscal 2024 were $9.9 billion, an increase of 5% compared to the year ago quarter, with net income of $2.8 billion, an increase of 24% compared to the year ago quarter. Key items from the first quarter of fiscal 2024 included:
•QCT revenues increased by 7% in the first quarter of fiscal 2024 compared to the year ago quarter, primarily due to higher handset and automotive revenues, partially offset by lower IoT revenues.
•QTL revenues decreased by 4% in the first quarter of fiscal 2024 compared to the year ago quarter.
Our Business and Operating Segments
We develop and commercialize foundational technologies and products used in mobile devices and other wireless products. We derive revenues principally from sales of integrated circuit products and licensing our intellectual property, including patents and other rights.
We are organized on the basis of products and services and have three reportable segments. We conduct business primarily through our QCT (Qualcomm CDMA Technologies) semiconductor business and our QTL (Qualcomm Technology Licensing) licensing business. Our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments. We also have nonreportable segments, including QGOV (Qualcomm Government Technologies) and our cloud computing processing initiative.
Our reportable segments are operated by QUALCOMM Incorporated and its direct and indirect subsidiaries. QTL is operated by QUALCOMM Incorporated, which owns the vast majority of our patent portfolio. Substantially all of our products and services businesses, including QCT, and substantially all of our engineering and research and development functions are operated by Qualcomm Technologies, Inc. (QTI), a wholly-owned subsidiary of QUALCOMM Incorporated, and QTI’s subsidiaries. Neither QTI nor any of its subsidiaries has any right, power or authority to grant any licenses or other rights under or to any patents owned by QUALCOMM Incorporated.

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
Results of Operations

Revenues (in millions)
	Three Months Ended
	December 24, 2023	December 25, 2022	Change
Equipment and services	$8,316	$7,784	$532
Licensing	1,619	1,679	(60)
	$9,935	$9,463	$472
First quarter 2024 vs. 2023
The increase in revenues in the first quarter of fiscal 2024 was primarily due to:
+    $525 million in higher equipment and services revenues from our QCT segment
-    $64 million in lower licensing revenues from our QTL segment

Costs and Expenses (in millions, except percentages)
	Three Months Ended
	December 24, 2023	December 25, 2022	Change
Cost of revenues	$4,312	$4,044	$268
Gross margin	57%	57%
First quarter 2024 vs. 2023
Gross margin percentage remained flat in the first quarter of fiscal 2024.

	Three Months Ended
	December 24, 2023	December 25, 2022	Change
Research and development	$2,096	$2,251	$(155)
% of revenues	21%	24%
First quarter 2024 vs. 2023
The decrease in research and development expenses in the first quarter of fiscal 2024 was primarily due to a $156 million decrease driven by lower costs related to the development of wireless and integrated circuit technologies (including 5G and application processor technologies). This was primarily driven by a decrease in employee-related costs as a result of certain restructuring actions initiated in fiscal 2023 (which were substantially completed by the first quarter of fiscal 2024) to fund continued investments in key growth and diversification opportunities.

	Three Months Ended
	December 24, 2023	December 25, 2022	Change
Selling, general and administrative	$627	$623	$4
% of revenues	6%	7%
First quarter 2024 vs. 2023
Selling, general and administrative expenses remained approximately flat in the first quarter of fiscal 2024.

	Three Months Ended
	December 24, 2023	December 25, 2022	Change
Other (income) expense	$(28)	$80	$(108)
First quarter 2024 vs. 2023
Other income and expenses in the first quarter of fiscal 2024 and 2023 included certain restructuring amounts (primarily related to accrued severance costs) from cost reduction actions initiated in fiscal 2023.

Interest Expense and Investment and Other Income, Net (in millions)
	Three Months Ended
	December 24, 2023	December 25, 2022	Change
Interest expense	$178	$170	$8

Investment and other income, net
Interest and dividend income	$149	$55	$94
Net gains on marketable securities	11	11	—
Net gains on other investments	5	—	5
Net gains on deferred compensation plan assets	66	26	40
Impairment losses on other investments	(12)	(14)	2
Other	(7)	(2)	(5)
	$212	$76	$136
The increase in interest and dividend income in the first quarter of fiscal 2024 was primarily due to higher interest rates earned on higher balances of interest-bearing securities.

Income Tax Expense (in millions, except percentages)
The following table summarizes the primary factors that caused our income tax provision to differ from the expected income tax provision at the U.S. federal statutory rate:

	Three Months Ended
	December 24, 2023	December 25, 2022
Expected income tax provision at federal statutory tax rate	$622	$498
Benefit from foreign-derived intangible income (FDII) deduction related to capitalizing research and development expenditures	(189)	(112)
Benefit from FDII deduction, excluding the impact of capitalizing research and development expenditures	(164)	(121)
Benefit related to the research and development tax credit	(75)	(54)
Foreign currency gains related to foreign withholding tax receivable	(39)	(130)
Excess tax benefit associated with share-based awards	(29)	(23)
Other	25	40
Income tax expense	$151	$98
Effective tax rate	5%	4%
We estimate our annual effective income tax rate to be 7% for fiscal 2024, which is lower than the U.S. federal statutory rate. Our estimated annual and first quarter of fiscal 2024 effective tax rates reflect the additional benefit from FDII deductions related to certain changes made in the second half of fiscal 2023 related to income attribution and sourcing of research and development expenditures. Additional information regarding our annual effective income tax rate and income tax expense is provided in this Quarterly Report in “Notes to Condensed Consolidated Statements, Note 3. Income Taxes.”

Discontinued Operations (in millions)
	Three Months Ended
	December 24, 2023	December 25, 2022	Change
Discontinued operations, net of income taxes	$(44)	$(38)	$(6)
Discontinued operations in the first quarter of fiscal 2024 and 2023 related to the Non-Arriver businesses. Information regarding the Non-Arriver businesses is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items - Discontinued Operations.”

Segment Results
The following should be read in conjunction with our financial results for the first quarter of fiscal 2024 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Segment Information.”
QCT Segment (in millions, except percentages)

	Three Months Ended
	December 24, 2023	December 25, 2022	Change
Revenues
Handsets	$6,687	$5,754	$933
Automotive	598	456	142
IoT (internet of things)	1,138	1,682	(544)
Total revenues (1)	$8,423	$7,892	$531
EBT (2)	$2,593	$2,183	$410
EBT as a % of revenues	31%	28%	3 points
(1) Descriptions of our three QCT revenue streams can be found in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items.”
(2) Earnings before income taxes.
Substantially all of QCT’s revenues consist of equipment and services revenues, which were $8.3 billion and $7.7 billion in the first quarter of fiscal 2024 and 2023, respectively. QCT handsets, automotive and IoT revenues mostly relate to sales of our Snapdragon platforms (which include processors and modems), stand-alone Mobile Data Modems, radio frequency transceiver, power management and wireless connectivity integrated chipsets as well as sales of 4G, 5G sub 6 and 5G millimeter wave RFFE products.
First quarter 2024 vs. 2023
The increase in QCT revenues in the first quarter of fiscal 2024 was primarily due to:
+    higher handsets revenues, primarily driven by $704 million in higher chipset shipments to certain major OEMs (primarily driven by the normalization of customer inventory levels, which were elevated in the prior year, and the acceleration of certain customer device launches relative to the prior year), and $208 million in higher revenues per chipset primarily driven by increases in average selling prices
-    lower IoT revenues, primarily driven by a decrease in demand across edge networking and industrial products (primarily driven by elevated customer inventory levels and the negative effects of the macroeconomic environment weakness)
+    higher automotive revenues, primarily driven by an increase in demand for connectivity and digital cockpit products
QCT EBT as a percentage of revenues increased in the first quarter of fiscal 2024 primarily due to:
+    lower research and development expenses
+    higher revenues
Gross margin percentage remained flat in the first quarter of fiscal 2024, primarily driven by higher product costs, offset by higher average selling prices.

QTL Segment (in millions, except percentages)

	Three Months Ended
	December 24, 2023	December 25, 2022	Change
Licensing revenues	$1,460	$1,524	$(64)
EBT	1,080	1,117	(37)
EBT as a % of revenues	74%	73%	1 point
First quarter 2024 vs. 2023
The decrease in QTL licensing revenues in the first quarter of fiscal 2024 was primarily due to a $68 million decrease in revenues from the ending of the recognition of certain upfront license fee consideration in the first quarter of fiscal 2023 from our long-term license agreement with Nokia.
QTL EBT as a percentage of revenues increased in the first quarter of fiscal 2024 primarily due to:
+    lower cost of sales primarily driven by a decrease in amortization expense related to acquired patents
-    lower revenues
QSI Segment (in millions)

	Three Months Ended
	December 24, 2023	December 25, 2022	Change
Equipment and services revenues	$13	$7	$6
Income (loss) before income taxes	11	(8)	19
First quarter 2024 vs. 2023
QSI segment results were not material in the first quarter of fiscal 2024 and 2023.
Looking Forward
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
•Our inventory levels continue to be elevated, and we expect this will continue in the near term. If we overestimate future customer demand, it may result in increased excess or obsolete inventory or reserve charges, negatively impacting our results of operations and cash flows.
•We expect transitions to new generations of leading process technology nodes to continue to drive product cost increases from certain of our key semiconductor wafer suppliers.
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
We have recently extended, renewed or entered into license agreements with several key OEMs, and we are currently negotiating with several other key OEMs whose agreements expire in early fiscal 2025. We have also been engaged in extended negotiations with a growing, as-yet-unlicensed China-headquartered OEM that sells primarily in developing regions. See “Risk Factors” in this Quarterly Report, including the Risk Factor titled “The continued and future success of our licensing programs requires us to continue to evolve our patent portfolio and to renew or renegotiate license agreements that are expiring.”

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
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and cash provided by our debt programs. The following tables present selected financial information related to our liquidity at December 24, 2023 and September 24, 2023 and for the first three months of fiscal 2024 and 2023 (in millions):

	December 24, 2023	September 24, 2023	Change
Cash, cash equivalents and marketable securities
Cash and cash equivalents (1)	$8,133	$8,450	$(317)
Marketable securities	3,921	2,874	1,047
	$12,054	$11,324	$730
Debt (2)	$15,480	$15,398	$82
(1) Excludes $61 million and $77 million of cash and cash equivalents classified as held for sale at December 24, 2023 and September 24, 2023, respectively.
(2) Includes our issued debt reported as long-term and $914 million reported as short-term debt (which matures in May 2024). As of December 24, 2023 and September 24, 2023, our credit facility was undrawn, and we had no commercial paper outstanding.

	Three Months Ended
	December 24, 2023	December 25, 2022	Change
Net cash provided by operating activities	$2,949	$3,095	$(146)
Net cash used by investing activities	(1,256)	(133)	(1,123)
Net cash used by financing activities	(2,041)	(1,015)	(1,026)
Cash, cash equivalents and marketable securities. The net increase in cash, cash equivalents and marketable securities for the first quarter of fiscal 2024 was primarily due to net cash provided by operating activities, partially offset by $895 million in cash dividends paid, $784 million in payments to repurchase 6 million shares of our common stock, $370 million in payments of tax withholdings related to the vesting of share-based awards and $214 million in capital expenditures.
During the first quarter of fiscal 2024, we paid $1.0 billion related to certain previously postponed U.S. federal income tax-payments from fiscal 2023, negatively impacting net cash provided by operating activities. Net changes in our operating assets and liabilities for the first quarter of fiscal 2024 did not have a material impact on our net cash provided by operating activities.
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

Additional Capital Requirements. Expected working and other capital requirements are described in our 2023 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At December 24, 2023, other than for the changes disclosed in the “Notes to Condensed Consolidated Financial Statements”, “Looking Forward” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our 2023 Annual Report on Form 10-K.
Further, regulatory authorities in certain jurisdictions have investigated our business practices and instituted proceedings against us and they or other regulatory authorities may do so in the future. Additionally, certain of our direct and indirect customers and licensees have pursued, and they or others may in the future pursue, litigation, arbitration or other strategies against us related to our business. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, revenues, results of operations, financial condition and cash flows. See “Risk Factors” in this Quarterly Report.
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
We derive a significant portion of our revenues from a small number of customers and licensees, and particularly from their sale of premium tier handset devices, and we expect this trend to continue in the foreseeable future. The mobile industry is experiencing and may continue to experience concentration of device share among a few companies, particularly at the premium tier, contributing to this trend. Certain Chinese original equipment manufacturers (OEMs) have increased and may continue to increase their device share in China and in certain regions outside of China, and we derive a significant portion of our revenues from a small number of these OEMs as well. See also “Notes to Condensed Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items - Concentrations.”
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
Our patent license agreements in effect that generate a significant portion of our licensing revenues are effective for a specified term. To receive royalties after the expiration date of the specified term, we will need to extend or modify such license agreements or enter into new license agreements with such licensees. We might not be able to extend or modify license agreements, or enter into new license agreements, in the future without negatively affecting the material terms and conditions of our license agreements with such licensees, and such modifications or new agreements may negatively impact our revenues. In some circumstances, we may extend, modify or enter into new license agreements as a result of arbitration or litigation, and terms imposed by arbitrators or courts may be less favorable to us than existing terms, and may impact the financial or other terms of license agreements not subject to the litigation or arbitration. If there is a delay in extending, modifying or entering into a new license agreement with a licensee, there would be a delay in our ability to recognize revenues related to that licensee’s product sales. Further, if we are unable to reach agreement on such modifications or new agreements, it could result in patent infringement litigation with such licensees. Finally, certain of our license agreements contain binding renewal provisions which provide that if the parties are unable to agree upon the terms and conditions of a new license agreement by a specified date, either party may initiate binding arbitration proceedings to establish such terms and conditions. Such new license agreement would become effective immediately after the expiration of the prior agreement. Nonetheless, in either event, we may not be able to recognize some or any revenues related to that licensee’s product sales until such new license agreement is finalized.
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
From time to time, companies have asserted, and may again assert, patent, copyright or other intellectual property claims against us relating to our technologies or products, including those we have acquired from other companies. These claims have resulted and may again result in our involvement in litigation, and we are currently involved in such litigation, including certain matters described in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Commitments and Contingencies.” We may not prevail in such litigation given, among other factors, the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products were found to infringe another company’s intellectual property, we could be subject to an injunction or be required to redesign our products, or to license such intellectual property or pay damages or other compensation to such other company (any of which could be costly). If we are unable to redesign our products, license such intellectual property used in our products or otherwise distribute our products (e.g., through a licensed supplier), we could be prohibited from making and selling our products. Similarly, our suppliers could be found to infringe another company’s intellectual property, and such suppliers could then be enjoined from providing products or services to us.
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
The semiconductor industry is highly cyclical, volatile, subject to downturns and characterized by constant and rapid technological change, price erosion, evolving technical standards, frequent new product introductions, short product life cycles and fluctuations in product supply and demand. Periods of downturns have been characterized by diminished demand for end-user products, high inventory levels, excess or obsolete inventory adjustments or reserves, underutilization of manufacturing capacity, changes in revenue mix and erosion of average selling prices. During such downturns, our revenues have declined, and our results of operations and financial condition have been adversely impacted. We expect our business to continue to be subject to such cyclical downturns. In addition, we are currently seeing and expect to continue to see elevated inventory levels at certain of our customers (negatively impacting the volume of chipsets they purchase from us until such inventory is depleted).
A decline in global, regional or local economic conditions, or a slow-down in economic growth, particularly in geographic regions with high concentrations of wireless voice and data users or high concentrations of our customers or licensees, could also have adverse, wide-ranging effects on our business and financial results, including: a decrease in demand for our products and technologies; a decrease in demand for the products and services of our customers or licensees; the inability of our suppliers to deliver on their supply commitments to us, our inability to supply our products to our customers and/or the inability of our customers or licensees to supply their products to end users; the insolvency of key suppliers, customers or licensees; delays in reporting or payments from our customers or licensees; failures by counterparties; and/or negative effects on wireless device inventories. In addition, our customers’ and licensees’ ability to purchase or pay for our products and intellectual property and network operators’ ability to upgrade their wireless networks could be adversely affected, potentially leading to a reduction, cancellation or delay of orders for our products. Further, inflationary pressure may increase our costs, including employee compensation costs, reduce demand for our products or those of our customers or licensees due to increased prices of those products, or result in employee attrition to the extent our compensation does not keep up with inflation, particularly if our competitors’ compensation does.
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
Tax rules may change in a manner that adversely affects our future reported results of operations or the way we conduct our business. Most of our income is taxable in the United States with a significant portion qualifying for preferential treatment as FDII (foreign-derived intangible income). Beginning in fiscal 2027, the effective tax rate for FDII increases from 13% to 16%. Further, if U.S. tax rates increase and/or the FDII deduction is eliminated or reduced, both of which have been proposed by the current U.S. presidential administration, our provision for income taxes, results of operations and cash flows would be adversely (potentially materially) affected. Also, if our customers move manufacturing operations to the United States, our FDII deduction may be reduced. Further, if the requirement to capitalize certain research and development expenditures for federal income tax purposes is changed, as has been proposed by Congress, this would negatively affect our provision for income taxes and results of operations (although it would have a favorable impact on our cash flows from operations due to lower cash tax payments).
Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (BEPS) project that was undertaken by the Organization for Economic Co-operation and Development (OECD). The OECD, which represents a coalition of member countries, has made certain changes and is recommending additional changes to numerous long-standing tax principles. These changes, if and as adopted by countries, may increase tax uncertainty and may adversely affect our provision for income taxes, results of operations and cash flows.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2023 Annual Report on Form 10-K. At December 24, 2023, there have been no material changes to the financial market risks described at September 24, 2023.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined under Rule 13a-15(f) promulgated under the Exchange Act, in the first quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding certain legal proceedings is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Commitments and Contingencies.”
ITEM 1A. RISK FACTORS
We have provided updated Risk Factors in the section labeled “Risk Factors” in “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We do not believe those updates have materially changed the type or magnitude of the risks we face in comparison to the disclosure provided in our 2023 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
Our purchases of our common stock in the first quarter of fiscal 2024 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
September 25, 2023 to October 22, 2023	326	$110.53	326	$5,111
October 23, 2023 to November 19, 2023	2,714	114.21	2,714	4,801
November 20, 2023 to December 24, 2023	3,330	131.41	3,330	4,363
Total	6,370		6,370
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On November 29, 2023, James H. Thompson, our Chief Technology Officer, Qualcomm Technologies, Inc., adopted a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) providing for the sale of up to 72,000 shares of our common stock through November 8, 2024.
On December 7, 2023, Akash Palkhiwala, then our Chief Financial Officer (currently our Chief Financial Officer and Chief Operating Officer), adopted a Rule 10b5-1 trading arrangement providing for the sale of up to 40,000 shares of our common stock through February 28, 2025.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	4/20/2018	3.1
3.2	Amended and Restated Bylaws.	8-K	7/21/2023	3.2
10.24	Form of Qualcomm Incorporated 2023 Long-Term Incentive Plan Executive Performance Stock Unit Award Grant Notice and Executive Performance Stock Unit Award Agreement (2023 Form). (1)				X
10.25	Form of Qualcomm Incorporated 2023 Long-Term Incentive Plan Executive Restricted Stock Unit Award Grant Notice and Executive Restricted Stock Unit Award Agreement (2023 Form). (1)				X
10.26	Form of 2024 Annual Cash Incentive Plan Performance Unit Agreement. (1)				X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cristiano R. Amon.				X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Akash Palkhiwala.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Cristiano R. Amon.				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Akash Palkhiwala.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(1)Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
Dated: January 31, 2024	/s/ Akash Palkhiwala
Akash Palkhiwala
Chief Financial Officer and Chief Operating Officer