Form 10-Q
period 2024-03-24
QUALCOMM INC/DE
filed 2024-05-01
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 24, 2024
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock was 1,116 million at April 29, 2024.

QUALCOMM Incorporated
Form 10-Q
For the Quarter Ended March 24, 2024

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)
(Unaudited)

	March 24, 2024	September 24, 2023
ASSETS
Current assets:
Cash and cash equivalents	$9,219	$8,450
Marketable securities	4,632	2,874
Accounts receivable, net	3,054	3,183
Inventories	6,087	6,422
Held for sale assets	—	341
Other current assets	1,240	1,194
Total current assets	24,232	22,464
Deferred tax assets	3,978	3,310
Property, plant and equipment, net	4,724	5,042
Goodwill	10,760	10,642
Other intangible assets, net	1,331	1,408
Held for sale assets	—	88
Other assets	8,142	8,086
Total assets	$53,167	$51,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,314	$1,912
Payroll and other benefits related liabilities	1,253	1,685
Unearned revenues	253	293
Short-term debt	914	914
Held for sale liabilities	—	333
Other current liabilities	4,409	4,491
Total current liabilities	9,143	9,628
Unearned revenues	135	99
Income taxes payable	526	1,080
Long-term debt	14,543	14,484
Held for sale liabilities	—	38
Other liabilities	4,351	4,130
Total liabilities	28,698	29,459

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,118 and 1,114 shares issued and outstanding, respectively	66	490
Retained earnings	23,965	20,733
Accumulated other comprehensive income	438	358
Total stockholders’ equity	24,469	21,581
Total liabilities and stockholders’ equity	$53,167	$51,040

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023
Revenues:
Equipment and services	$7,950	$7,846	$16,266	$15,630
Licensing	1,439	1,429	3,059	3,108
Total revenues	9,389	9,275	19,325	18,738
Costs and expenses:
Cost of revenues	4,106	4,153	8,418	8,197
Research and development	2,236	2,210	4,332	4,461
Selling, general and administrative	707	614	1,335	1,238
Other (Note 2)	—	208	(28)	288
Total costs and expenses	7,049	7,185	14,057	14,184
Operating income	2,340	2,090	5,268	4,554
Interest expense	(172)	(179)	(350)	(348)
Investment and other income (expense), net	330	(16)	542	60
Income from continuing operations before income taxes	2,498	1,895	5,460	4,266
Income tax expense	(223)	(193)	(373)	(291)
Income from continuing operations	2,275	1,702	5,087	3,975
Discontinued operations, net of income taxes	51	2	6	(36)
Net income	$2,326	$1,704	$5,093	$3,939

Basic earnings (loss) per share:
Continuing operations	$2.03	$1.53	$4.55	$3.55
Discontinued operations	0.05	—	0.01	(0.03)
Net income	$2.08	$1.53	$4.56	$3.52
Diluted earnings (loss) per share:
Continuing operations	$2.02	$1.52	$4.50	$3.52
Discontinued operations	0.04	—	0.01	(0.03)
Net income	$2.06	$1.52	$4.51	$3.49
Shares used in per share calculations:
Basic	1,117	1,116	1,116	1,119
Diluted	1,130	1,123	1,129	1,127

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023
Net income	$2,326	$1,704	$5,093	$3,939
Other comprehensive income, net of income taxes:
Foreign currency translation (losses) gains	(62)	72	21	234
Net unrealized gains on available-for-sale debt securities	6	21	38	36
Net unrealized (losses) gains on derivative instruments	(13)	16	4	134
Other (losses) gains	(1)	6	—	6
Other reclassifications included in net income	15	10	17	30
Total other comprehensive (loss) income	(55)	125	80	440
Comprehensive income	$2,271	$1,829	$5,173	$4,379

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	March 24, 2024	March 26, 2023
Operating Activities:
Net income from continuing operations	$5,087	$3,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	848	868
Income tax provision less than income tax payments	(1,764)	(631)
Share-based compensation expense	1,307	1,262
Net gains on marketable securities and other investments	(273)	(45)
Impairment losses on other investments	62	101
Other items, net	(30)	16
Changes in assets and liabilities:
Accounts receivable, net	92	1,964
Inventories	328	(396)
Other assets	221	615
Trade accounts payable	420	(2,358)
Payroll, benefits and other liabilities	286	(672)
Unearned revenues	10	(86)
Net cash used by operating activities from discontinued operations	(91)	(61)
Net cash provided by operating activities	6,503	4,552
Investing Activities:
Capital expenditures	(398)	(851)
Purchases of debt and equity marketable securities	(2,842)	(22)
Proceeds from sales and maturities of debt and equity marketable securities	1,178	491
Acquisitions and other investments, net of cash acquired	(165)	(61)
Proceeds from sales of property, plant and equipment	8	121
Proceeds from other investments	62	11
Other items, net	(38)	(46)
Net cash used by investing activities	(2,195)	(357)
Financing Activities:
Proceeds from short-term debt	799	4,668
Repayment of short-term debt	(799)	(4,668)
Proceeds from long-term debt	—	1,880
Repayment of long-term debt	—	(1,446)
Proceeds from issuance of common stock	195	232
Repurchases and retirements of common stock	(1,515)	(2,173)
Dividends paid	(1,790)	(1,676)
Payments of tax withholdings related to vesting of share-based awards	(515)	(332)
Other items, net	4	(43)
Net cash used by financing activities	(3,621)	(3,558)
Effect of exchange rate changes on cash and cash equivalents	5	46
Net increase in total cash and cash equivalents	692	683
Total cash and cash equivalents at beginning of period (including $77 and $326 classified as held for sale at September 24, 2023 and September 25, 2022, respectively)	8,527	3,099
Total cash and cash equivalents at end of period (including $294 classified as held for sale at March 26, 2023)	$9,219	$3,782

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023
Total stockholders’ equity, beginning balance	$23,058	$18,810	$21,581	$18,013

Common stock and paid-in capital:
Balance at beginning of period	$—	$—	$490	$195
Common stock issued under employee benefit plans	193	194	195	232
Repurchases and retirements of common stock	(731)	(827)	(1,504)	(1,418)
Share-based compensation	748	656	1,377	1,323
Tax withholdings related to vesting of share-based payments	(144)	(23)	(515)	(332)
Common stock issued in acquisition	—	—	23	—
Balance at end of period	66	—	66	—

Retained earnings:
Balance at beginning of period	22,565	18,517	20,733	17,840
Net income	2,326	1,704	5,093	3,939
Repurchases and retirements of common stock	—	(76)	(11)	(755)
Dividends	(926)	(865)	(1,850)	(1,744)
Balance at end of period	23,965	19,280	23,965	19,280

Accumulated other comprehensive income (loss):
Balance at beginning of period	493	293	358	(22)
Other comprehensive (loss) income	(55)	125	80	440
Balance at end of period	438	418	438	418

Total stockholders’ equity, ending balance	$24,469	$19,698	$24,469	$19,698

Dividends per share announced	$0.80	$0.75	$1.60	$1.50
See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies Update
Financial Statement Preparation. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended September 24, 2023. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three and six months ended March 24, 2024 and March 26, 2023 included 13 weeks and 26 weeks, respectively.
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
Income Tax Disclosures: In December 2023, the FASB issued new requirements to disclose annually certain additional detailed income tax information related to the effective tax rate reconciliation and income taxes paid, among other items. We will adopt the new requirements starting in fiscal 2026 on a retrospective basis.
Note 2. Composition of Certain Financial Statement Items

Inventories (in millions)
	March 24, 2024	September 24, 2023
Raw materials	$157	$176
Work-in-process	3,670	4,096
Finished goods	2,260	2,150
	$6,087	$6,422

Other Current Liabilities (in millions)
	March 24, 2024	September 24, 2023
Customer incentives and other customer-related liabilities	$2,441	$1,821
Income taxes payable	1,093	1,717
Other	875	953
	$4,409	$4,491
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
QCT revenue streams were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023
Handsets (1)	$6,180	$6,105	$12,867	$11,860
Automotive (2)	603	447	1,201	903
IoT (internet of things) (3)	1,243	1,390	2,381	3,071
Total QCT revenues	$8,026	$7,942	$16,449	$15,834
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

	Three Months Ended		Six Months Ended
	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023
Revenues recognized from previously satisfied performance obligations	$55	$170	$206	$337
Unearned revenues (which are considered contract liabilities) consist primarily of certain customer contracts for which QCT received fees upfront and QTL license fees for intellectual property with continuing performance obligations. In the six months ended March 24, 2024 and March 26, 2023, we recognized revenues of $227 million and $241 million, respectively, that were recorded as unearned revenues at September 24, 2023 and September 25, 2022, respectively.
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

	Three Months Ended		Six Months Ended
	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023
Customer/licensee (x)	24%	25%	21%	19%
Customer/licensee (y)	19	27	22	31
Customer/licensee (z)	14	*	14	*
*Less than 10%

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Income, Costs and Expenses. Other income and expenses in the three months ended March 26, 2023 and six months ended March 24, 2024 and March 26, 2023 included certain restructuring amounts (primarily related to accrued severance costs) from cost reduction actions initiated in fiscal 2023.

Investment and Other Income (Expense), Net (in millions)
	Three Months Ended		Six Months Ended
	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023
Interest and dividend income	$160	$59	$312	$114
Net (losses) gains on marketable securities	(3)	9	8	20
Net gains on other investments	155	—	159	—
Net gains on deferred compensation plan assets	62	21	126	47
Impairment losses on other investments	(50)	(87)	(62)	(101)
Other	6	(18)	(1)	(20)
	$330	$(16)	$542	$60
Discontinued Operations. On June 1, 2023, SSW Partners completed the sale of Veoneer’s Active Safety business to Magna International Inc. for net cash proceeds of $1.5 billion. On March 1, 2024, SSW Partners completed the sale of Veoneer’s Restraint Control Systems (RCS) business (collectively with the Active Safety business, the Non-Arriver businesses) to American Industrial Partners Capital Fund VII. Through the date of disposition by SSW Partners, the assets and liabilities of the Non-Arriver businesses have been presented as held for sale on our condensed consolidated balance sheets, and the operating results (including the gain or loss on sale, the amounts of which were not material) and cash flows have been presented as discontinued operations. Cash flows from investing (which includes cash proceeds from the sale of the RCS business) and financing activities from discontinued operations reported for the periods presented were not material.
Note 3. Income Taxes
We estimate our annual effective income tax rate to be 7% for fiscal 2024, which is lower than the U.S. federal statutory rate, primarily due to (i) a significant portion of our income qualifying for preferential treatment as foreign-derived intangible income (FDII) at a 13% effective tax rate, which includes certain additional benefits from the requirement to capitalize research and development expenditures for federal income tax purposes, (ii) a benefit from our federal research and development tax credit and (iii) excess tax benefits associated with share-based awards. Our effective tax rate of 9% for the second quarter of fiscal 2024 was higher than our estimated annual effective tax rate of 7% primarily due to net discrete tax benefits realized in the first quarter of fiscal 2024. Our effective tax rate of 9% for the second quarter of fiscal 2024 was lower than our effective tax rate of 10% for the second quarter of fiscal 2023, in part reflecting the additional benefit from FDII deductions related to certain changes made in the second half of fiscal 2023 related to income attribution and sourcing of research and development expenditures.
Note 4. Capital Stock
Stock Repurchase Program. On October 12, 2021, we announced a $10.0 billion stock repurchase program. The stock repurchase program has no expiration date. At March 24, 2024, $3.6 billion remained authorized for repurchase under our stock repurchase program.
Shares Outstanding. Shares of common stock outstanding at March 24, 2024 were as follows (in millions):

Balance at September 24, 2023	1,114
Issued	15
Repurchased	(11)
Balance at March 24, 2024	1,118
Dividends. On March 5, 2024, we announced an increase in our quarterly dividend per share of common stock from $0.80 to $0.85, which is effective for dividends payable after March 21, 2024. On April 17, 2024, we announced a cash dividend of $0.85 per share on our common stock, payable on June 20, 2024 to stockholders of record as of the close of business on May 30, 2024.

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

	Three Months Ended		Six Months Ended
	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023
Dilutive common share equivalents included in diluted shares	13	7	12	8
Shares of common stock equivalents not included because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period	—	5	7	5
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
On September 30, 2022, we filed our Answer and Counterclaim in response to Arm’s complaint denying Arm’s claims. Our counterclaim seeks a declaratory judgment that we did not breach the Nuvia ALA or the Technology License Agreement between Nuvia and Arm (together with the Nuvia ALA, the Arm-Nuvia Agreements) and that, following the acquisition of Nuvia, our architected cores (including all further developments, iterations or instantiations of the technology we acquired from Nuvia), server System-on-Chip (SoC) and compute SoC are fully licensed under our existing Architecture License Agreement with Arm (the Qualcomm ALA) and Technology License Agreement with Arm (together with the Qualcomm ALA, the Arm-Qualcomm Agreements). We further seek an order enjoining Arm from making any claim that our products are not licensed under the Arm-Qualcomm Agreements, are not Arm-compliant or that we are prohibited from using Arm’s marks in the marketing of any such products. On October 26, 2022, we filed an Amended Counterclaim seeking additional declaratory relief that certain statements Arm is making in the marketplace concerning our rights under the Arm-Qualcomm Agreements are false, and that Arm has no right to prevent us from shipping our products, which are validly licensed. On March 22, 2024, we filed a Second Amended Counterclaim asserting that Arm has breached the Arm-Nuvia Agreements by continuing to use Nuvia technology and by failing to return or destroy Nuvia confidential information after the Arm-Nuvia Agreements were terminated. The Second Amended Counterclaim seeks damages related to the asserted breaches. Trial is scheduled to begin on December 16, 2024. We intend to continue to vigorously defend ourselves against Arm’s claims in this matter.
On April 18, 2024, we filed a separate complaint (captioned QUALCOMM Incorporated v. Arm Ltd.) against Arm in the United States District Court for the District of Delaware. The complaint alleges that Arm has breached the Qualcomm ALA by failing to provide certain deliverables that Arm is obligated to provide. The complaint seeks an order that Arm comply with its contractual obligations, damages, and additional relief.
Contingent Losses and Other Considerations: Litigation and investigations are inherently uncertain, and we face difficulties in evaluating or estimating likely outcomes or ranges of possible loss, particularly in antitrust and trade regulation investigations. We have not recorded any accrual at March 24, 2024 for contingent losses associated with the pending matters described above based on our belief that losses, while reasonably possible, are not probable. Further, any possible amount or range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. We are engaged in numerous other legal actions not described above (for example, our 2010 European Commission matter relating to the Icera

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
complaint, and other matters arising in the ordinary course of our business, including those relating to employment matters or the initiation or defense of proceedings relating to intellectual property rights) and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
Note 6. Segment Information
We are organized on the basis of products and services and have three reportable segments. We conduct business primarily through our QCT semiconductor business and our QTL licensing business. QCT develops and supplies integrated circuits and system software based on 3G/4G/5G and other technologies, including RFFE (radio frequency front-end), for use in mobile devices; automotive systems for connectivity, digital cockpit and ADAS/AD; and IoT including consumer electronic devices, industrial devices, and edge networking products. QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products. Our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments. We also have nonreportable segments, including QGOV (Qualcomm Government Technologies) and our cloud computing processing initiative.
The table below presents revenues and earnings (loss) before income taxes (EBT) for reportable segments (in millions):

	Three Months Ended		Six Months Ended
	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023
Revenues
QCT	$8,026	$7,942	$16,449	$15,834
QTL	1,318	1,290	2,778	2,814
QSI	3	7	16	13
Reconciling items	42	36	82	77
Total	$9,389	$9,275	$19,325	$18,738
EBT
QCT	$2,288	$2,107	$4,881	$4,291
QTL	933	871	2,013	1,988
QSI	96	(53)	107	(61)
Reconciling items	(819)	(1,030)	(1,541)	(1,952)
Total	$2,498	$1,895	$5,460	$4,266
Reconciling items for revenues and EBT in the previous table were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023
Revenues
Nonreportable segments	$42	$36	$82	$77
EBT
Unallocated cost of revenues	$(57)	$(47)	$(113)	$(112)
Unallocated research and development expenses	(584)	(494)	(1,116)	(1,018)
Unallocated selling, general and administrative expenses	(229)	(126)	(414)	(292)
Unallocated other (expenses) income (Note 2)	—	(208)	28	(288)
Unallocated interest expense	(172)	(178)	(350)	(348)
Unallocated investment and other income, net	228	36	434	123
Nonreportable segments	(5)	(13)	(10)	(17)
	$(819)	$(1,030)	$(1,541)	$(1,952)

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7. Fair Value Measurements and Marketable Securities
The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 24, 2024 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$6,197	$1,813	$—	$8,010
Marketable securities:
Corporate bonds and notes	—	3,844	—	3,844
U.S. Treasury securities and government-related securities	217	39	—	256
Mortgage- and asset-backed securities	—	402	—	402
Equity securities	130	—	—	130
Total marketable securities	347	4,285	—	4,632
Derivative instruments	—	27	—	27
Other investments	889	—	33	922
Total assets measured at fair value	$7,433	$6,125	$33	$13,591
Liabilities
Derivative instruments	$—	$243	$—	$243
Other liabilities	886	—	—	886
Total liabilities measured at fair value	$886	$243	$—	$1,129
Long-term Debt. At March 24, 2024, the aggregate fair value of our outstanding fixed-rate notes, based on Level 2 inputs, was approximately $14.8 billion.
Marketable Securities. At March 24, 2024 and September 24, 2023, our marketable securities were all classified as current and were primarily comprised of available-for-sale debt securities (substantially all of which were corporate bonds and notes).
The contractual maturities of available-for-sale debt securities were as follows (in millions):

March 24, 2024
Years to Maturity
Less than one year	$1,728
One to five years	2,367
Five to ten years	5
No single maturity date	402
Total	$4,502
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
Second Quarter Fiscal 2024 Overview
Revenues for the second quarter of fiscal 2024 were $9.4 billion, an increase of 1% compared to the year ago quarter, with net income of $2.3 billion, an increase of 37% compared to the year ago quarter. Key items from the second quarter of fiscal 2024 included:
•QCT revenues increased by 1% in the second quarter of fiscal 2024 compared to the year ago quarter, due to higher automotive and handsets revenues, partially offset by lower IoT revenues.
•QTL revenues increased by 2% in the second quarter of fiscal 2024 compared to the year ago quarter, due to an increase in estimated sales of 3G/4G/5G-based multimode products.
•Investment and other income (expense), net increased $346 million compared to the year ago quarter, primarily due to higher net gains on QSI investments and higher interest and dividend income.
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
Results of Operations

Revenues (in millions)
	Three Months Ended			Six Months Ended
	March 24, 2024	March 26, 2023	Change	March 24, 2024	March 26, 2023	Change
Equipment and services	$7,950	$7,846	$104	$16,266	$15,630	$636
Licensing	1,439	1,429	10	3,059	3,108	(49)
	$9,389	$9,275	$114	$19,325	$18,738	$587
Second quarter 2024 vs. 2023
The increase in revenues in the second quarter of fiscal 2024 was primarily due to $98 million in higher equipment and services revenues from our QCT segment.
First six months 2024 vs. 2023
The increase in revenues in the first six months of fiscal 2024 was primarily due to $624 million in higher equipment and services revenues from our QCT segment.

Costs and Expenses (in millions, except percentages)
	Three Months Ended			Six Months Ended
	March 24, 2024	March 26, 2023	Change	March 24, 2024	March 26, 2023	Change
Cost of revenues	$4,106	$4,153	$(47)	$8,418	$8,197	$221
Gross margin	56%	55%		56%	56%
Second quarter 2024 vs. 2023
Gross margin percentage increased in the second quarter of fiscal 2024 primarily due to an increase in QCT gross margin.

	Three Months Ended			Six Months Ended
	March 24, 2024	March 26, 2023	Change	March 24, 2024	March 26, 2023	Change
Research and development	$2,236	$2,210	$26	$4,332	$4,461	$(129)
% of revenues	24%	24%		22%	24%
Second quarter 2024 vs. 2023
The increase in research and development expenses in the second quarter of fiscal 2024 was primarily due to:
+    $42 million increase in share-based compensation expense
+    $23 million increase in expenses driven by revaluation of our deferred compensation obligation
-    $38 million decrease driven by lower costs related to the development of wireless and integrated circuit technologies (including 5G and application processor technologies). This was primarily driven by a decrease in employee-related costs as a result of certain restructuring actions initiated in fiscal 2023 (which were substantially completed by the first quarter of fiscal 2024) to fund continued investments in key growth and diversification opportunities, partially offset by higher employee cash incentive program costs.

First six months 2024 vs. 2023
The decrease in research and development expenses in the first six months of fiscal 2024 was primarily due to:
-    $194 million decrease driven by lower costs related to the development of wireless and integrated circuit technologies (including 5G and application processor technologies). This was primarily driven by a decrease in employee-related costs as a result of certain restructuring actions initiated in fiscal 2023 (which were substantially completed by the first quarter of fiscal 2024) to fund continued investments in key growth and diversification opportunities, partially offset by higher employee cash incentive program costs.
+    $48 million increase in expenses driven by revaluation of our deferred compensation obligation

	Three Months Ended			Six Months Ended
	March 24, 2024	March 26, 2023	Change	March 24, 2024	March 26, 2023	Change
Selling, general and administrative	$707	$614	$93	$1,335	$1,238	$97
% of revenues	8%	7%		7%	7%
Second quarter 2024 vs. 2023
The increase in selling, general and administrative expenses in the second quarter of fiscal 2024 included:
+    $30 million increase in share-based compensation expense
+    $15 million increase in expenses driven by revaluation of our deferred compensation obligation
+    $15 million increase in sales and marketing expenses
First six months 2024 vs. 2023
The increase in selling, general and administrative expenses in the first six months of fiscal 2024 included:
+    $30 million increase in expenses driven by revaluation of our deferred compensation obligation
+    $21 million increase in share-based compensation expense
+    $21 million increase in litigation costs
-    $26 million decrease in employee-related expenses (which included higher employee cash incentive program costs)

	Three Months Ended			Six Months Ended
	March 24, 2024	March 26, 2023	Change	March 24, 2024	March 26, 2023	Change
Other expense (income)	$—	$208	$(208)	$(28)	$288	$(316)
Second quarter and first six months 2024 vs. 2023
Other income and expenses in the second quarter of fiscal 2023 and the first six months of fiscal 2024 and 2023 included certain restructuring amounts (primarily related to accrued severance costs) from cost reduction actions initiated in fiscal 2023.

Interest Expense and Investment and Other Income, Net (in millions)
	Three Months Ended			Six Months Ended
	March 24, 2024	March 26, 2023	Change	March 24, 2024	March 26, 2023	Change
Interest expense	$172	$179	$(7)	$350	$348	$2

Investment and other income (expense), net
Interest and dividend income	$160	$59	$101	$312	$114	$198
Net (losses) gains on marketable securities	(3)	9	(12)	8	20	(12)
Net gains on other investments	155	—	155	159	—	159
Net gains on deferred compensation plan assets	62	21	41	126	47	79
Impairment losses on other investments	(50)	(87)	37	(62)	(101)	39
Other	6	(18)	24	(1)	(20)	19
	$330	$(16)	$346	$542	$60	$482
The increase in interest and dividend income in the second quarter and first six months of fiscal 2024 was primarily due to higher interest rates earned on higher balances of interest-bearing securities.
Net gains on other investments in the second quarter and first six months of fiscal 2024 was primarily driven by certain of our QSI non-marketable equity investments.
Income Tax Expense (in millions, except percentages)
The following table summarizes the primary factors that caused our income tax provision to differ from the expected income tax provision at the U.S. federal statutory rate:

	Three Months Ended		Six Months Ended
	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023
Expected income tax provision at federal statutory tax rate	$525	$398	$1,147	$896
Benefit from foreign-derived intangible income (FDII) deduction related to capitalizing research and development expenditures	(133)	(140)	(323)	(252)
Benefit from FDII deduction, excluding the impact of capitalizing research and development expenditures	(145)	(88)	(309)	(209)
Benefit related to the research and development tax credit	(59)	(68)	(135)	(122)
Foreign currency loss (gain) related to foreign withholding tax receivable	41	17	2	(113)
Excess tax (benefit) deficiency associated with share-based awards	(23)	2	(51)	(21)
Other	17	72	42	112
Income tax expense	$223	$193	$373	$291
Effective tax rate	9%	10%	7%	7%
We estimate our annual effective income tax rate to be 7% for fiscal 2024, which is lower than the U.S. federal statutory rate. Our estimated annual, second quarter and first six months of fiscal 2024 effective tax rates reflect the additional benefit from FDII deductions related to certain changes made in the second half of fiscal 2023 related to income attribution and sourcing of research and development expenditures. Additional information regarding our annual effective income tax rate and income tax expense is provided in this Quarterly Report in “Notes to Condensed Consolidated Statements, Note 3. Income Taxes.”

Discontinued Operations (in millions)
	Three Months Ended			Six Months Ended
	March 24, 2024	March 26, 2023	Change	March 24, 2024	March 26, 2023	Change
Discontinued operations, net of income taxes	$51	$2	$49	$6	$(36)	$42
Discontinued operations in the second quarter and first six months of fiscal 2024 and 2023 related to the Non-Arriver businesses. Information regarding the Non-Arriver businesses is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items - Discontinued Operations.”
Segment Results
The following should be read in conjunction with our financial results for the second quarter of fiscal 2024 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Segment Information.”
QCT Segment (in millions, except percentages)

	Three Months Ended			Six Months Ended
	March 24, 2024	March 26, 2023	Change	March 24, 2024	March 26, 2023	Change
Revenues
Handsets	$6,180	$6,105	$75	$12,867	$11,860	$1,007
Automotive	603	447	156	1,201	903	298
IoT (internet of things)	1,243	1,390	(147)	2,381	3,071	(690)
Total revenues (1)	$8,026	$7,942	$84	$16,449	$15,834	$615
EBT (2)	$2,288	$2,107	$181	$4,881	$4,291	$590
EBT as a % of revenues	29%	27%	2 points	30%	27%	3 points
(1) Descriptions of our three QCT revenue streams can be found in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items.”
(2) Earnings (loss) before income taxes.
Substantially all of QCT’s revenues consist of equipment and services revenues, which were $7.9 billion and $7.8 billion in the second quarter of fiscal 2024 and 2023, respectively, and $16.2 billion and $15.5 billion in the first six months of fiscal 2024 and 2023, respectively. QCT handsets, automotive and IoT revenues mostly relate to sales of our Snapdragon platforms (which include processors and modems), stand-alone Mobile Data Modems, radio frequency transceiver, power management and wireless connectivity integrated chipsets as well as sales of 4G, 5G sub 6 and 5G millimeter wave RFFE products.
Second quarter 2024 vs. 2023
The increase in QCT revenues in the second quarter of fiscal 2024 was primarily due to:
+    higher automotive revenues, primarily driven by an increase in demand for digital cockpit and connectivity products
+    higher handsets revenues, due to $384 million in higher revenues per chipset driven by favorable mix, partially offset by $328 million in lower chipset shipments driven by certain major OEMs
-    lower IoT revenues, primarily driven by unfavorable mix
QCT EBT as a percentage of revenues increased in the second quarter of fiscal 2024 primarily due to:
+    lower research and development expenses
+    higher gross margin percentage, primarily driven by lower net product reserve charges
First six months 2024 vs. 2023
The increase in QCT revenues in the first six months of fiscal 2024 was primarily due to:
+    higher handsets revenues, due to $549 million in higher revenues per chipset primarily driven by favorable mix and an increase in average selling prices, and $449 million in higher chipset shipments driven by certain major OEMs (primarily driven by the normalization of customer inventory levels, which were elevated in the prior year)
+    higher automotive revenues, primarily driven by an increase in demand for digital cockpit and connectivity products
-    lower IoT revenues, due to $411 million in lower revenues per unit primarily driven by unfavorable mix and $279 million decrease in demand (primarily in edge networking products)

QCT EBT as a percentage of revenues increased in the first six months of fiscal 2024 primarily due to:
+    lower research and development expenses
+    higher revenues
QTL Segment (in millions, except percentages)

	Three Months Ended			Six Months Ended
	March 24, 2024	March 26, 2023	Change	March 24, 2024	March 26, 2023	Change
Licensing revenues	$1,318	$1,290	$28	$2,778	$2,814	$(36)
EBT	933	871	62	2,013	1,988	25
EBT as a % of revenues	71%	68%	3 points	72%	71%	1 point
Second quarter 2024 vs. 2023
The increase in QTL licensing revenues in the second quarter of fiscal 2024 was primarily due to an increase in estimated sales of 3G/4G/5G-based multimode products.
QTL EBT as a percentage of revenues increased in the second quarter of fiscal 2024 primarily due to lower cost of sales driven by a decrease in amortization expense related to acquired patents.
First six months 2024 vs. 2023
The decrease in QTL licensing revenues in the first six months of fiscal 2024 was primarily due to:
-    $75 million decrease in estimated revenues per unit
-    $68 million decrease in revenues from the ending of the recognition of certain upfront license fee consideration in the first quarter of fiscal 2023 from our long-term license agreement with Nokia
+    $119 million increase in estimated sales of 3G/4G/5G-based multimode products
QTL EBT as a percentage of revenues increased in the first six months of fiscal 2024 primarily due to lower cost of sales driven by a decrease in amortization expense related to acquired patents.
QSI Segment (in millions)

	Three Months Ended			Six Months Ended
	March 24, 2024	March 26, 2023	Change	March 24, 2024	March 26, 2023	Change
Equipment and services revenues	$3	$7	$(4)	$16	$13	$3
EBT	96	(53)	149	107	(61)	168
Second quarter and first six months 2024 vs. 2023
QSI EBT increased in the second quarter and first six months of fiscal 2024 primarily due to net gains on certain of our non-marketable equity investments.
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
As we look forward to the next several quarters:
•We expect certain IoT customers will continue to draw down on their inventory (which remains at elevated levels), which will continue to have a negative impact on our revenues, results of operations and cash flows.
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
We have recently extended, renewed or entered into license agreements with several key OEMs. We are currently pursuing negotiations with other key OEMs whose agreements expire in early fiscal 2025 (including Huawei). We also continue to engage in negotiations toward a comprehensive resolution with a growing, China-headquartered OEM that sells primarily in developing regions. See “Risk Factors” in this Quarterly Report, including the Risk Factor titled “The continued and future success of our licensing programs requires us to continue to evolve our patent portfolio and to renew or renegotiate license agreements that are expiring.”
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
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and cash provided by our debt programs. The following tables present selected financial information related to our liquidity at March 24, 2024 and September 24, 2023 and for the first six months of fiscal 2024 and 2023 (in millions):

	March 24, 2024	September 24, 2023	Change
Cash, cash equivalents and marketable securities
Cash and cash equivalents (1)	$9,219	$8,450	$769
Marketable securities	4,632	2,874	1,758
	$13,851	$11,324	$2,527
Debt (2)	$15,457	$15,398	$59
(1) Excludes $77 million of cash and cash equivalents classified as held for sale at September 24, 2023.
(2) Includes our issued debt reported as long-term and $914 million reported as short-term debt (which matures in May 2024). As of March 24, 2024 and September 24, 2023, our credit facility was undrawn, and we had no commercial paper outstanding.

	Six Months Ended
	March 24, 2024	March 26, 2023	Change
Net cash provided by operating activities	$6,503	$4,552	$1,951
Net cash used by investing activities	(2,195)	(357)	(1,838)
Net cash used by financing activities	(3,621)	(3,558)	(63)
Cash, cash equivalents and marketable securities. The net increase in cash, cash equivalents and marketable securities for the first six months of fiscal 2024 was primarily due to net cash provided by operating activities, partially offset by $1.8 billion in cash dividends paid, $1.5 billion in payments to repurchase 11 million shares of our common stock, $515 million in payments of tax withholdings related to the vesting of share-based awards and $398 million in capital expenditures.
During the first six months of fiscal 2024, income taxes paid were in excess of our provision, negatively impacting net cash provided by operating activities. This was driven primarily by our payment of $1.0 billion related to certain previously postponed U.S. federal income tax-payments from fiscal 2023, the adverse impact of the requirement to capitalize and amortize research and development expenditures for federal income tax purposes and an installment payment for a one-time U.S. repatriation tax accrued in fiscal 2018 of $414 million.

Net changes in our operating assets and liabilities for the first six months of fiscal 2024 positively impacted our operating cash flows primarily from an increase in accrued customer incentives, which included the impact of timing of related payments, a decrease in inventory as we sold a portion of our elevated inventory and an increase in accounts payable due to timing and amount of inventory purchases. This was partially offset by approximately $360 million in severance payments related to restructuring actions initiated in fiscal 2023.
Capital Return Program. Our stock repurchase program is subject to periodic evaluations to determine when and if repurchases are in the best interests of our stockholders, and we may accelerate, suspend, delay or discontinue repurchases at any time.
On March 5, 2024, we announced an increase in our quarterly dividend per share of common stock from $0.80 to $0.85, which is effective for dividends payable after March 21, 2024. We currently intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders, among other factors. Additional information regarding our capital returns is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 4. Capital Stock.”
Additional Capital Requirements. Expected working and other capital requirements are described in our 2023 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At March 24, 2024, other than for the changes disclosed in the “Notes to Condensed Consolidated Financial Statements”, “Looking Forward” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our 2023 Annual Report on Form 10-K.
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
For example, we currently have export licenses from the U.S. Department of Commerce that allow us to sell 4G and other integrated circuit products, including Wi-Fi products, but excluding 5G products, to Huawei. Recent news reports have indicated that the Department of Commerce is considering not granting any new licenses for sales to Huawei. Further, Huawei recently launched new 5G-capable devices using its own integrated circuit products. While we have continued to sell integrated circuit products to Huawei under our licenses, we do not expect to receive product revenues from Huawei beyond the current calendar year. Additionally, to the extent that Huawei’s 5G devices take share from Chinese OEMs that utilize our 5G products or from non-Chinese OEMs that utilize our 5G products in devices they sell into China, our revenues, results of operations and cash flows could be further impacted.
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
Our products are complex and may contain defects, errors or security vulnerabilities, or experience failures or unsatisfactory performance, due to any number of issues, including issues in materials, design, fabrication, packaging and/or use within a system. Development of products in new domains of technology, and the migration to integrated circuit technologies with smaller geometric feature sizes, increases complexity and adds risk to manufacturing yields and reliability, and increases the likelihood of product defects, errors or security vulnerabilities. Defects, errors, security vulnerabilities or other unintended functionality could also be introduced into our products by cyber-attacks or other actions by malicious actors, either directly or through third-party products or software used in our products or IT infrastructure. Further, because of the complexity of our products, defects, errors or security vulnerabilities might only be detected when the products are in use. Risks associated with product or technology defects, errors or security vulnerabilities are exacerbated by the fact that our customers typically integrate our products into consumer and other devices. We routinely monitor for and assess security vulnerabilities in our products and offer remediation measures if appropriate. However, we may not be aware of all such vulnerabilities, and we may fail to identify and/or provide remediation measures for vulnerabilities (or our customers may fail to implement remediation measures) before they are exploited.
Our products may be used in devices that interact with untrusted systems or otherwise access untrusted content, which creates a risk of exposing the system hardware and software in those devices to malicious attacks. Further, security vulnerabilities in our products or the technologies we use could expose our customers, or end users of our customers’ products, to hackers or other unscrupulous third parties who develop and deploy malware that could attack our products or our customers’ products or IT infrastructure. Such attacks could result in the disruption of our customers’ businesses or the misappropriation, theft, misuse, disclosure, loss or destruction of the technology or intellectual property, or the proprietary, confidential or personal information, of our customers, their employees or the end users of our customers’ devices. While we continue to focus on this issue and take measures to safeguard our products from cybersecurity threats, device capabilities continue to evolve, enabling more elaborate functionality and applications, and increasing the risk of security failures, and techniques used to perpetrate cybersecurity attacks are increasingly sophisticated and constantly evolving. See also the Risk Factor titled “Our business and operations could suffer in the event of security breaches of our IT systems, or other misappropriation of our technology, intellectual property or other proprietary or confidential information.”
Our products may be responsible for critical functions in our customers’ products and networks. Failure of our products to perform to specifications, meet certain regulatory or industry standards (including product safety and information security standards, which may differ by region, geography and industry, and which are particularly stringent in the automotive industry), or other product defects, errors or security vulnerabilities, could lead to substantial damage to the products we sell to our customers, the devices into which our products are integrated and the end users of such devices, and potentially to our customers’ IT infrastructure. Such defects, errors or security vulnerabilities could give rise to significant costs, including costs related to developing solutions, recalling products or participating in customer recalls (for example, in the automotive industry), repairing or replacing defective products, writing down defective inventory or indemnification obligations under our agreements, and could result in the loss of sales and divert the attention of our engineering personnel from our product development efforts. In addition, defects, errors or security vulnerabilities in our products could result in failure to achieve market acceptance, a loss of design wins, a shifting of business to our competitors, and litigation or regulatory action against us, and could harm our reputation, our relationships with customers and partners and our ability to attract new customers, as well as the perceptions of our brand. Other potential adverse impacts of product defects, errors or security vulnerabilities include shipment delays, write-offs of property, plant and equipment and intangible assets, and losses on unfavorable purchase commitments. In addition, defects, errors or security vulnerabilities in the products of our customers or licensees could cause a delay or decrease in demand for the products into which our products are integrated, and thus for our products.
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
The semiconductor industry is highly cyclical, volatile, subject to downturns and characterized by constant and rapid technological change, price erosion, evolving technical standards, frequent new product introductions, short product life cycles and fluctuations in product supply and demand. Periods of downturns have been characterized by diminished demand for end-user products, high inventory levels, excess or obsolete inventory adjustments or reserves, underutilization of manufacturing capacity, changes in revenue mix and erosion of average selling prices. During such downturns, our revenues have declined, and our results of operations and financial condition have been adversely impacted. We expect our business to continue to be subject to such cyclical downturns. In addition, we are currently seeing and expect to continue to see elevated inventory levels at certain of our IoT customers (negatively impacting the volume of chipsets they purchase from us until such inventory is depleted).
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2023 Annual Report on Form 10-K. At March 24, 2024, there have been no material changes to the financial market risks described at September 24, 2023.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined under Rule 13a-15(f) promulgated under the Exchange Act, in the second quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Our purchases of our common stock in the second quarter of fiscal 2024 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
December 25, 2023 to January 21, 2024	1,440	$140.65	1,440	$4,161
January 22, 2024 to February 18, 2024	1,619	148.55	1,619	3,920
February 19, 2024 to March 24, 2024	1,774	162.30	1,774	3,632
Total	4,833		4,833
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
Unregistered Sales of Equity Securities
In connection with our acquisition of NuVia, Inc. (Nuvia), which closed in March 2021, we are obligated to issue shares of our common stock to three specific founders of Nuvia and certain affiliated entities of such founders from time to time upon the satisfaction of certain conditions. During the quarter ended March 24, 2024, we issued an aggregate of 198,462 additional shares of our common stock to the founders of Nuvia and their affiliates, each of whom had advised us that he or such entity was an accredited investor. These shares were issued in transactions not involving a public offering pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On February 7, 2024, Alex Rogers, our President, QTL and Global Affairs, adopted a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) providing for the sale of an aggregate of (i) 13,373 shares of our common stock plus (ii) 90% of the net shares issued to Mr. Rogers upon the vesting of equity awards representing 83,280 shares of our common stock (assuming that any shares underlying performance stock units vest at target amounts), including accrued dividend-equivalent shares and excluding any shares withheld to satisfy tax withholding obligations in connection with the settlement of such equity awards. Trades under the plan are scheduled to commence in calendar 2025, and the plan is scheduled to terminate on December 31, 2026.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	3/7/2024	3.1
3.2	Amended and Restated Bylaws.	8-K	3/7/2024	3.2
10.5	Amended and Restated QUALCOMM Incorporated 2023 Long-Term Incentive Plan. (1)				X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cristiano R. Amon.				X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Akash Palkhiwala.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Cristiano R. Amon.				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Akash Palkhiwala.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(1)Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
Dated: May 1, 2024	/s/ Akash Palkhiwala
Akash Palkhiwala
Chief Financial Officer and Chief Operating Officer