Form 10-Q
period 2024-06-23
QUALCOMM INC/DE
filed 2024-07-31
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 23, 2024
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock was 1,114 million at July 29, 2024.

QUALCOMM Incorporated
Form 10-Q
For the Quarter Ended June 23, 2024

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)
(Unaudited)

	June 23, 2024	September 24, 2023
ASSETS
Current assets:
Cash and cash equivalents	$7,770	$8,450
Marketable securities	5,262	2,874
Accounts receivable, net	2,948	3,183
Inventories	6,020	6,422
Held for sale assets	—	341
Other current assets	1,332	1,194
Total current assets	23,332	22,464
Deferred tax assets	4,420	3,310
Property, plant and equipment, net	4,744	5,042
Goodwill	10,770	10,642
Other intangible assets, net	1,296	1,408
Held for sale assets	—	88
Other assets	8,179	8,086
Total assets	$52,741	$51,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,586	$1,912
Payroll and other benefits related liabilities	1,780	1,685
Unearned revenues	263	293
Short-term debt	1,364	914
Held for sale liabilities	—	333
Other current liabilities	3,754	4,491
Total current liabilities	9,747	9,628
Unearned revenues	108	99
Income taxes payable	526	1,080
Long-term debt	13,190	14,484
Held for sale liabilities	—	38
Other liabilities	4,500	4,130
Total liabilities	28,071	29,459

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,116 and 1,114 shares issued and outstanding, respectively	—	490
Retained earnings	24,273	20,733
Accumulated other comprehensive income	397	358
Total stockholders’ equity	24,670	21,581
Total liabilities and stockholders’ equity	$52,741	$51,040

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 23, 2024	June 25, 2023	June 23, 2024	June 25, 2023
Revenues:
Equipment and services	$7,993	$7,108	$24,259	$22,737
Licensing	1,400	1,343	4,459	4,452
Total revenues	9,393	8,451	28,718	27,189
Costs and expenses:
Cost of revenues	4,174	3,792	12,593	11,989
Research and development	2,259	2,222	6,591	6,683
Selling, general and administrative	664	618	1,998	1,854
Other (Note 2)	75	(4)	47	285
Total costs and expenses	7,172	6,628	21,229	20,811
Operating income	2,221	1,823	7,489	6,378
Interest expense	(168)	(172)	(517)	(521)
Investment and other income, net	226	106	768	166
Income from continuing operations before income taxes	2,279	1,757	7,740	6,023
Income tax expense	(171)	(22)	(545)	(313)
Income from continuing operations	2,108	1,735	7,195	5,710
Discontinued operations, net of income taxes	21	68	27	32
Net income	$2,129	$1,803	$7,222	$5,742

Basic earnings per share:
Continuing operations	$1.89	$1.56	$6.45	$5.11
Discontinued operations	0.02	0.06	0.02	0.03
Net income	$1.91	$1.62	$6.47	$5.14
Diluted earnings per share:
Continuing operations	$1.86	$1.54	$6.37	$5.07
Discontinued operations	0.02	0.06	0.02	0.03
Net income	$1.88	$1.60	$6.39	$5.10
Shares used in per share calculations:
Basic	1,116	1,115	1,116	1,117
Diluted	1,134	1,124	1,130	1,126

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 23, 2024	June 25, 2023	June 23, 2024	June 25, 2023
Net income	$2,129	$1,803	$7,222	$5,742
Other comprehensive income, net of income taxes:
Foreign currency translation (losses) gains	(34)	(29)	(13)	205
Net unrealized gains on available-for-sale debt securities	2	7	40	43
Net unrealized (losses) gains on derivative instruments	(4)	(3)	—	131
Other gains	1	—	1	6
Other reclassifications included in net income	(6)	37	11	67
Total other comprehensive (loss) income	(41)	12	39	452
Comprehensive income	$2,088	$1,815	$7,261	$6,194

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	June 23, 2024	June 25, 2023
Operating Activities:
Net income from continuing operations	$7,195	$5,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,267	1,347
Income tax provision less than income tax payments	(2,538)	(836)
Share-based compensation expense	1,951	1,876
Net gains on marketable securities and other investments	(314)	(84)
Impairment losses on other investments	66	120
Other items, net	(63)	23
Changes in assets and liabilities:
Accounts receivable, net	221	1,807
Inventories	397	(192)
Other assets	120	604
Trade accounts payable	691	(2,052)
Payroll, benefits and other liabilities	654	(604)
Unearned revenues	(1)	(116)
Net cash used by operating activities from discontinued operations	(91)	(394)
Net cash provided by operating activities	9,555	7,209
Investing Activities:
Capital expenditures	(785)	(1,157)
Purchases of debt and equity marketable securities	(4,156)	(22)
Proceeds from sales and maturities of debt and equity marketable securities	1,895	1,119
Acquisitions and other investments, net of cash acquired	(234)	(107)
Proceeds from sales of property, plant and equipment	10	121
Proceeds from other investments	70	13
Other items, net	(36)	18
Net cash (used) provided by investing activities from discontinued operations	(2)	1,395
Net cash (used) provided by investing activities	(3,238)	1,380
Financing Activities:
Proceeds from short-term debt	799	4,668
Repayment of short-term debt	(799)	(5,166)
Proceeds from long-term debt	—	1,880
Repayment of long-term debt	(914)	(1,446)
Proceeds from issuance of common stock	196	233
Repurchases and retirements of common stock	(2,818)	(2,573)
Dividends paid	(2,739)	(2,569)
Payments of tax withholdings related to vesting of share-based awards	(797)	(499)
Other items, net	(17)	(16)
Net cash provided (used) by financing activities from discontinued operations	19	(58)
Net cash used by financing activities	(7,070)	(5,546)
Effect of exchange rate changes on cash and cash equivalents	(4)	35
Net (decrease) increase in total cash and cash equivalents	(757)	3,078
Total cash and cash equivalents at beginning of period (including $77 and $326 classified as held for sale at September 24, 2023 and September 25, 2022, respectively)	8,527	3,099
Total cash and cash equivalents at end of period (including $90 classified as held for sale at June 25, 2023)	$7,770	$6,177
        See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 23, 2024	June 25, 2023	June 23, 2024	June 25, 2023
Total stockholders’ equity, beginning balance	$24,469	$19,698	$21,581	$18,013

Common stock and paid-in capital:
Balance at beginning of period	$66	$—	$490	$195
Common stock issued under employee benefit plans	1	1	196	233
Repurchases and retirements of common stock	(455)	(400)	(1,959)	(1,818)
Share-based compensation	670	643	2,047	1,966
Tax withholdings related to vesting of share-based payments	(282)	(167)	(797)	(499)
Common stock issued in acquisition	—	—	23	—
Balance at end of period	—	77	—	77

Retained earnings:
Balance at beginning of period	23,965	19,280	20,733	17,840
Net income	2,129	1,803	7,222	5,742
Repurchases and retirements of common stock	(848)	—	(859)	(755)
Dividends	(973)	(920)	(2,823)	(2,664)
Balance at end of period	24,273	20,163	24,273	20,163

Accumulated other comprehensive income (loss):
Balance at beginning of period	438	418	358	(22)
Other comprehensive (loss) income	(41)	12	39	452
Balance at end of period	397	430	397	430

Total stockholders’ equity, ending balance	$24,670	$20,670	$24,670	$20,670

Dividends per share announced	$0.85	$0.80	$2.45	$2.30
See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies Update
Financial Statement Preparation. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended September 24, 2023. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three and nine months ended June 23, 2024 and June 25, 2023 included 13 weeks and 39 weeks, respectively. Our fiscal year for 2024 will include 53 weeks, with a 14-week fiscal fourth quarter.
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
Note 2. Composition of Certain Financial Statement Items

Inventories (in millions)
	June 23, 2024	September 24, 2023
Raw materials	$264	$176
Work-in-process	3,316	4,096
Finished goods	2,440	2,150
	$6,020	$6,422

Other Current Liabilities (in millions)
	June 23, 2024	September 24, 2023
Customer incentives and other customer-related liabilities	$2,241	$1,821
Income taxes payable	701	1,717
Other	812	953
	$3,754	$4,491
Debt. In May 2024, we repaid $914 million of fixed-rate notes that matured in May 2024. At June 23, 2024, the aggregate fair value of our outstanding fixed-rate notes, based on Level 2 inputs, was approximately $13.8 billion.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Qualcomm Technology Licensing) revenues represent licensing revenues that are recognized over time and are principally from royalties generated through our licensees’ sales of mobile handsets.
QCT revenue streams were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 23, 2024	June 25, 2023	June 23, 2024	June 25, 2023
Handsets (1)	$5,899	$5,255	$18,766	$17,114
Automotive (2)	811	434	2,012	1,337
IoT (internet of things) (3)	1,359	1,485	3,740	4,557
Total QCT revenues	$8,069	$7,174	$24,518	$23,008
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

	Three Months Ended		Nine Months Ended
	June 23, 2024	June 25, 2023	June 23, 2024	June 25, 2023
Revenues recognized from previously satisfied performance obligations	$163	$216	$364	$521
Unearned revenues (which are considered contract liabilities) consist primarily of certain customer contracts for which QCT received fees upfront. In the nine months ended June 23, 2024 and June 25, 2023, we recognized revenues of $271 million and $302 million, respectively, that were recorded as unearned revenues at September 24, 2023 and September 25, 2022, respectively.
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

	Three Months Ended		Nine Months Ended
	June 23, 2024	June 25, 2023	June 23, 2024	June 25, 2023
Customer/licensee (x)	18%	24%	20%	21%
Customer/licensee (y)	17	23	20	28
Customer/licensee (z)	11	*	13	*
*Less than 10%

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Income, Costs and Expenses. Other expenses in the three months and nine months ended June 23, 2024 primarily consisted of a $75 million charge related to the proposed settlement of the securities class action lawsuit (Note 5). Other expenses in the nine months ended June 25, 2023 included certain restructuring amounts (substantially all of which related to accrued severance costs) from cost reduction actions initiated in fiscal 2023.

Investment and Other Income (Expense), Net (in millions)
	Three Months Ended		Nine Months Ended
	June 23, 2024	June 25, 2023	June 23, 2024	June 25, 2023
Interest and dividend income	$182	$79	$490	$193
Net gains (losses) on marketable securities	8	(23)	16	(3)
Net gains on other investments	10	17	170	17
Net gains on deferred compensation plan assets	26	48	153	95
Impairment losses on other investments	(5)	(19)	(66)	(120)
Other	5	4	5	(16)
	$226	$106	$768	$166
Discontinued Operations. On June 1, 2023, SSW Partners completed the sale of Veoneer’s Active Safety business to Magna International Inc. for net cash proceeds of $1.5 billion. On March 1, 2024, SSW Partners completed the sale of Veoneer’s Restraint Control Systems (RCS) business (collectively with the Active Safety business, the Non-Arriver businesses) to American Industrial Partners Capital Fund VII. Through the date of disposition by SSW Partners, the assets and liabilities of the Non-Arriver businesses have been presented as held for sale on our condensed consolidated balance sheets, and the operating results (including the gain or loss on sale, the amounts of which were not material) have been presented as discontinued operations. Also, the cash flows provided (used) by the Non-Arriver businesses are reflected separately as discontinued operations, with the cash proceeds from the sale of the Active Safety and RCS businesses presented as investing activities.
Note 3. Income Taxes
For the third quarter of fiscal 2024, we estimated our annual effective income tax rate to be 7% for fiscal 2024, which is lower than the U.S. federal statutory rate, primarily due to (i) a significant portion of our income qualifying for preferential treatment as foreign-derived intangible income (FDII) at a 13% effective tax rate, which includes certain additional benefits from the requirement to capitalize research and development expenditures for federal income tax purposes, (ii) a benefit from our federal research and development tax credit and (iii) excess tax benefits associated with share-based awards. Our effective tax rate of 8% for the third quarter of fiscal 2024 was higher than our estimated annual effective tax rate of 7%, primarily due to net discrete tax benefits realized in the first quarter of fiscal 2024. Our effective tax rate of 1% for the third quarter of fiscal 2023 included benefits from fiscal 2021 and 2022 FDII deductions related to a change in sourcing of research and development expenditures in the third quarter of fiscal 2023.
Note 4. Capital Stock
Stock Repurchase Program. On October 12, 2021, we announced a $10.0 billion stock repurchase program. The stock repurchase program has no expiration date. At June 23, 2024, $2.3 billion remained authorized for repurchase under our stock repurchase program.
Shares Outstanding. Shares of common stock outstanding at June 23, 2024 were as follows (in millions):

Balance at September 24, 2023	1,114
Issued	20
Repurchased	(18)
Balance at June 23, 2024	1,116
Dividends. On July 17, 2024, we announced a cash dividend of $0.85 per share on our common stock, payable on September 26, 2024 to stockholders of record as of the close of business on September 5, 2024.

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

	Three Months Ended		Nine Months Ended
	June 23, 2024	June 25, 2023	June 23, 2024	June 25, 2023
Dilutive common share equivalents included in diluted shares	18	9	14	9
Shares of common stock equivalents not included because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period	—	8	5	6
Note 5. Commitments and Contingencies
Legal and Regulatory Proceedings.
Consolidated Securities Class Action Lawsuit: On January 23, 2017 and January 26, 2017, securities class action complaints were filed by purported stockholders of us in the United States District Court for the Southern District of California against us and certain of our then current and former officers and directors. The complaints alleged, among other things, that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with certain allegations that we are or were engaged in anticompetitive conduct. The complaints sought unspecified damages, interest, fees and costs. The court consolidated the two actions, and on July 3, 2017, the plaintiffs filed a consolidated amended complaint asserting the same basic theories of liability and requesting the same basic relief. On May 23, 2022, the plaintiffs filed a motion for class certification, and on March 20, 2023, the court issued an order granting in part and denying in part the plaintiffs’ motion for class certification. The order denied class certification on the basis of alleged misrepresentations relating to our chip-level licensing practices, but certified a class on the basis of alleged misrepresentations relating to the separate operations of QCT and QTL. We have reached a proposed settlement with the plaintiffs to resolve this litigation, and on June 18, 2024, we and the plaintiffs, along with the individual defendants, filed a joint Stipulation and Agreement of Settlement with the court. The settlement has been preliminarily approved by the court and is subject to final approval following notice to the class, with a final settlement hearing scheduled for September 27, 2024. If the court approves the settlement, the claims of all class members who did not elect to opt out of the class will be extinguished, and we will pay $75 million to be distributed to the class. As a result, in the third quarter of fiscal 2024, we recorded a charge of $75 million to other expenses for the proposed settlement amount.
Consumer Class Action Lawsuits: Beginning in January 2017, a number of consumer class action complaints were filed against us in the United States District Courts for the Southern and Northern Districts of California, each on behalf of a putative class of purchasers of cellular phones and other cellular devices. The cases filed in the Southern District of California were subsequently transferred to the Northern District of California. On July 11, 2017, the plaintiffs filed a consolidated amended complaint alleging that we violated California and federal antitrust and unfair competition laws by, among other things, refusing to license standard-essential patents to our competitors, conditioning the supply of certain of our baseband chipsets on the purchaser first agreeing to license our entire patent portfolio, entering into exclusive deals with companies, including Apple Inc., and charging unreasonably high royalties that do not comply with our commitments to standard setting organizations. The complaint sought unspecified damages and disgorgement and/or restitution, as well as an order that we be enjoined from further unlawful conduct. On September 27, 2018, the court certified the class. We appealed the court’s class certification order to the United States Court of Appeals for the Ninth Circuit (Ninth Circuit). On September 29, 2021, the Ninth Circuit vacated the class certification order, ruling that the district court had failed to correctly assess the propriety of applying California law to a nationwide class, and remanded the case to the district court. On June 10, 2022, the plaintiffs filed an amended complaint, limiting the proposed class to California residents rather than a nationwide class. We filed a motion to dismiss the amended complaint, and on January 6, 2023, the court issued an order granting in part and denying in part our motion to dismiss. We subsequently filed a motion for summary judgment on the plaintiffs’ remaining claims. The court granted our motion in its entirety and, on October 5, 2023, entered final judgment in Qualcomm’s favor. On November

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2, 2023, the plaintiffs filed a notice of appeal to the Ninth Circuit. A hearing on the plaintiffs’ appeal is scheduled for October 15, 2024. We intend to continue to vigorously defend ourselves in this matter.
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
ParkerVision, Inc. v. QUALCOMM Incorporated: On May 1, 2014, ParkerVision filed a complaint against us in the United States District Court for the Middle District of Florida alleging that certain of our products infringed seven ParkerVision patents. On August 21, 2014, ParkerVision amended the complaint, alleging that we infringed 11 ParkerVision patents and sought damages and injunctive and other relief. ParkerVision subsequently reduced the number of patents asserted to three. The asserted patents are now expired, and injunctive relief is no longer available. ParkerVision continues to seek damages related to the sale of many of our radio frequency (RF) products sold between 2008 and 2018. On March 23, 2022, the court entered judgment in our favor on all claims and closed the case. On April 20, 2022, ParkerVision filed a notice of appeal to the United States Court of Appeals for the Federal Circuit (Federal Circuit), and on November 6, 2023, the court held a hearing on the appeal. On July 16, 2024, the Federal Circuit dismissed ParkerVision’s appeal due to a procedural issue, subject to reinstatement following resolution of that issue by the district court. We intend to continue to vigorously defend ourselves in this matter.
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
On September 30, 2022, we filed our Answer and Counterclaim in response to Arm’s complaint denying Arm’s claims. Our counterclaim seeks a declaratory judgment that we did not breach the Nuvia ALA or the Technology License Agreement between Nuvia and Arm (together with the Nuvia ALA, the Arm-Nuvia Agreements) and that, following the acquisition of Nuvia, our architected cores (including all further developments, iterations or instantiations of the technology we acquired from Nuvia), server System-on-Chip (SoC) and compute SoC are fully licensed under our existing Architecture License Agreement with Arm (the Qualcomm ALA) and Technology License Agreement with Arm (together with the Qualcomm ALA, the Arm-Qualcomm Agreements). We further seek an order enjoining Arm from making any claim that our products are not licensed under the Arm-Qualcomm Agreements, are not Arm-compliant or that we are prohibited from using Arm’s marks in the marketing of any such products. On October 26, 2022, we filed an Amended Counterclaim seeking additional declaratory relief that certain statements Arm is making in the marketplace concerning our rights under the Arm-Qualcomm Agreements are false, and that Arm has no right to prevent us from shipping our products, which are validly licensed. On March 22, 2024, we filed a Second Amended Counterclaim asserting that Arm has breached the Arm-Nuvia Agreements by continuing to use Nuvia technology and by failing to return or destroy Nuvia confidential information after the Arm-Nuvia Agreements were terminated. The Second Amended Counterclaim seeks damages related to the asserted breaches. Trial is scheduled to begin on December 16, 2024. On July 10, 2024, Arm filed a motion for partial summary judgment that the Nuvia ALA was properly terminated, that the Nuvia ALA was breached, and that Arm did not breach the Arm-Nuvia Agreements. We also filed a motion for summary judgment on Arm’s breach of contract claims, that Qualcomm’s architected cores are licensed under the Qualcomm ALA, and that Qualcomm has not infringed Arm’s trademarks. We intend to continue to vigorously defend ourselves against Arm’s claims in this matter.
On April 18, 2024, we filed a separate complaint (captioned QUALCOMM Incorporated v. Arm Ltd.) against Arm in the United States District Court for the District of Delaware. The complaint alleges that Arm has breached the Qualcomm ALA by failing to provide certain deliverables that Arm is obligated to provide. The complaint seeks an order that Arm comply with its contractual obligations, damages, and additional relief. Arm has moved to dismiss this complaint.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contingent Losses and Other Considerations: Litigation and investigations are inherently uncertain, and we face difficulties in evaluating or estimating likely outcomes or ranges of possible loss, particularly in antitrust and trade regulation investigations. Other than with respect to the Consolidated Securities Class Action Lawsuit proposed settlement, we have not recorded any accrual at June 23, 2024 for contingent losses associated with the pending matters described above based on our belief that losses, while reasonably possible, are not probable. Further, any possible amount or range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. We are engaged in numerous other legal actions not described above (for example, our 2010 European Commission matter relating to the Icera complaint, and other matters arising in the ordinary course of our business, including those relating to employment matters or the initiation or defense of proceedings relating to intellectual property rights) and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
The table below presents revenues and earnings (loss) before income taxes (EBT) for reportable segments (in millions):

	Three Months Ended		Nine Months Ended
	June 23, 2024	June 25, 2023	June 23, 2024	June 25, 2023
Revenues
QCT	$8,069	$7,174	$24,518	$23,008
QTL	1,273	1,230	4,051	4,044
QSI	2	9	18	22
Reconciling items	49	38	131	115
Total	$9,393	$8,451	$28,718	$27,189
EBT
QCT	$2,181	$1,744	$7,062	$6,035
QTL	894	811	2,907	2,799
QSI	14	(21)	121	(83)
Reconciling items	(810)	(777)	(2,350)	(2,728)
Total	$2,279	$1,757	$7,740	$6,023

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Reconciling items for revenues and EBT in the previous table were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 23, 2024	June 25, 2023	June 23, 2024	June 25, 2023
Revenues
Nonreportable segments	$49	$38	$131	$115
EBT
Unallocated cost of revenues	$(54)	$(42)	$(168)	$(155)
Unallocated research and development expenses	(549)	(520)	(1,664)	(1,537)
Unallocated selling, general and administrative expenses	(175)	(172)	(588)	(464)
Unallocated other (expenses) income (Note 2)	(75)	4	(47)	(285)
Unallocated interest expense	(168)	(172)	(518)	(520)
Unallocated investment and other income, net	213	130	648	252
Nonreportable segments	(2)	(5)	(13)	(19)
	$(810)	$(777)	$(2,350)	$(2,728)
Note 7. Fair Value Measurements and Marketable Securities
The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 23, 2024 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$4,400	$1,926	$—	$6,326
Marketable securities:
Corporate bonds and notes	—	4,292	—	4,292
U.S. Treasury securities and government-related securities	324	34	—	358
Mortgage- and asset-backed securities	—	475	—	475
Equity securities	137	—	—	137
Total marketable securities	461	4,801	—	5,262
Derivative instruments	—	23	—	23
Other investments	917	—	39	956
Total assets measured at fair value	$5,778	$6,750	$39	$12,567
Liabilities
Derivative instruments	$—	$237	$—	$237
Other liabilities	914	—	—	914
Total liabilities measured at fair value	$914	$237	$—	$1,151

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Marketable Securities. At June 23, 2024 and September 24, 2023, our marketable securities were all classified as current and were primarily comprised of available-for-sale debt securities (substantially all of which were corporate bonds and notes).
The contractual maturities of available-for-sale debt securities were as follows (in millions):

June 23, 2024
Years to Maturity
Less than one year	$1,726
One to five years	2,913
Five to ten years	11
No single maturity date	475
Total	$5,125
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
Third Quarter Fiscal 2024 Overview
Revenues for the third quarter of fiscal 2024 were $9.4 billion, an increase of 11% compared to the year ago quarter, with net income of $2.1 billion, an increase of 18% compared to the year ago quarter. Key items from the third quarter of fiscal 2024 included:
•QCT revenues increased by 12% in the third quarter of fiscal 2024 compared to the year ago quarter, due to higher handsets and automotive revenues, partially offset by lower IoT revenues.
•QTL revenues increased by 3% in the third quarter of fiscal 2024 compared to the year ago quarter, due to an increase in estimated sales of 3G/4G/5G-based multimode products.
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
Results of Operations

Revenues (in millions)
	Three Months Ended			Nine Months Ended
	June 23, 2024	June 25, 2023	Change	June 23, 2024	June 25, 2023	Change
Equipment and services	$7,993	$7,108	$885	$24,259	$22,737	$1,522
Licensing	1,400	1,343	57	4,459	4,452	7
	$9,393	$8,451	$942	$28,718	$27,189	$1,529
Third quarter 2024 vs. 2023
The increase in revenues in the third quarter of fiscal 2024 was primarily due to $880 million in higher equipment and services revenues from our QCT segment.
First nine months 2024 vs. 2023
The increase in revenues in the first nine months of fiscal 2024 was primarily due to $1.5 billion in higher equipment and services revenues from our QCT segment.

Costs and Expenses (in millions, except percentages)
	Three Months Ended			Nine Months Ended
	June 23, 2024	June 25, 2023	Change	June 23, 2024	June 25, 2023	Change
Cost of revenues	$4,174	$3,792	$382	$12,593	$11,989	$604
Gross margin	56%	55%		56%	56%
Third quarter 2024 vs. 2023
Gross margin percentage increased in the third quarter of fiscal 2024 primarily due to an increase in QCT gross margin.
First nine months 2024 vs. 2023
Gross margin percentage remained flat in the first nine months of fiscal 2024.

	Three Months Ended			Nine Months Ended
	June 23, 2024	June 25, 2023	Change	June 23, 2024	June 25, 2023	Change
Research and development	$2,259	$2,222	$37	$6,591	$6,683	$(92)
% of revenues	24%	26%		23%	25%
Third quarter 2024 vs. 2023
Research and development expenses remained approximately flat in the third quarter of fiscal 2024.
First nine months 2024 vs. 2023
The decrease in research and development expenses in the first nine months of fiscal 2024 was primarily due to:
-    $174 million decrease driven by lower costs related to the development of wireless and integrated circuit technologies (including 5G and application processor technologies). This was primarily driven by a decrease in employee-related costs as a result of certain restructuring actions initiated in fiscal 2023 (which were substantially completed by the first quarter of fiscal 2024) to fund continued investments in key growth and diversification opportunities, partially offset by higher employee cash incentive program costs.
+    $49 million increase in share-based compensation expense

	Three Months Ended			Nine Months Ended
	June 23, 2024	June 25, 2023	Change	June 23, 2024	June 25, 2023	Change
Selling, general and administrative	$664	$618	$46	$1,998	$1,854	$144
% of revenues	7%	7%		7%	7%
Third quarter 2024 vs. 2023
The increase in selling, general and administrative expenses in the third quarter of fiscal 2024 was primarily due to an increase in sales and marketing expenses.
First nine months 2024 vs. 2023
The increase in selling, general and administrative expenses in the first nine months of fiscal 2024 was primarily due to:
+    $34 million increase in sales and marketing expenses
+    $29 million increase in litigation costs
+    $22 million increase in expenses driven by revaluation of our deferred compensation obligation

	Three Months Ended			Nine Months Ended
	June 23, 2024	June 25, 2023	Change	June 23, 2024	June 25, 2023	Change
Other expenses (income)	$75	$(4)	$79	$47	$285	$(238)
Third quarter and first nine months 2024 vs. 2023
Other expenses in the third quarter and first nine months of fiscal 2024 primarily consisted of a $75 million charge related to the proposed settlement of the securities class action lawsuit.
Other expenses in the first nine months of fiscal 2023 included certain restructuring amounts (substantially all of which related to accrued severance costs) from cost reduction actions initiated in fiscal 2023.

Interest Expense and Investment and Other Income, Net (in millions)
	Three Months Ended			Nine Months Ended
	June 23, 2024	June 25, 2023	Change	June 23, 2024	June 25, 2023	Change
Interest expense	$168	$172	$(4)	$517	$521	$(4)

Investment and other income (expense), net
Interest and dividend income	$182	$79	$103	$490	$193	$297
Net gains (losses) on marketable securities	8	(23)	31	16	(3)	19
Net gains on other investments	10	17	(7)	170	17	153
Net gains on deferred compensation plan assets	26	48	(22)	153	95	58
Impairment losses on other investments	(5)	(19)	14	(66)	(120)	54
Other	5	4	1	5	(16)	21
	$226	$106	$120	$768	$166	$602
The increase in interest and dividend income in the third quarter and first nine months of fiscal 2024 was primarily due to higher interest rates earned on higher balances of interest-bearing securities.
Net gains on other investments in the first nine months of fiscal 2024 was primarily driven by certain of our QSI non-marketable equity investments.

Income Tax Expense (in millions, except percentages)
The following table summarizes the primary factors that caused our income tax provision to differ from the expected income tax provision at the U.S. federal statutory rate:

	Three Months Ended		Nine Months Ended
	June 23, 2024	June 25, 2023	June 23, 2024	June 25, 2023
Expected income tax provision at federal statutory tax rate	$479	$369	$1,625	$1,265
Benefit from foreign-derived intangible income (FDII) deduction, excluding the impact of capitalizing research and development expenditures	(130)	(129)	(439)	(338)
Benefit from FDII deduction related to capitalizing research and development expenditures	(94)	(58)	(417)	(310)
Benefit related to the research and development tax credit	(61)	(61)	(195)	(183)
Excess tax (benefit) deficiency associated with share-based awards	(89)	19	(141)	(2)
Foreign currency loss (gain) related to foreign withholding tax receivable	55	11	57	(103)
Benefit from fiscal 2021 and 2022 FDII deductions related to a change in sourcing of research and development expenditures	—	(126)	—	(126)
Other	11	(3)	55	110
Income tax expense	$171	$22	$545	$313
Effective tax rate	8%	1%	7%	5%
For the third quarter of fiscal 2024, we estimated our annual effective income tax rate to be 7% for fiscal 2024, which is lower than the U.S. federal statutory rate, and excluded the effects of an intra-group transfer of intellectual property to better align certain intellectual property ownership within our QCT business that is expected to be completed in the fourth quarter of fiscal 2024. While we continue to assess the accounting impact of the transfer, we currently expect that such transfer will result in the recognition of a tax benefit of approximately $400 million during the fourth quarter of fiscal 2024 from the establishment of a deferred tax asset. Additional information regarding our annual effective income tax rate and income tax expense is provided in this Quarterly Report in “Notes to Condensed Consolidated Statements, Note 3. Income Taxes.”

Discontinued Operations (in millions)
	Three Months Ended			Nine Months Ended
	June 23, 2024	June 25, 2023	Change	June 23, 2024	June 25, 2023	Change
Discontinued operations, net of income taxes	$21	$68	$(47)	$27	$32	$(5)
Discontinued operations in the third quarter and first nine months of fiscal 2024 and 2023 are related to the Non-Arriver businesses. Information regarding the Non-Arriver businesses is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items - Discontinued Operations.”

Segment Results
The following should be read in conjunction with our financial results for the third quarter of fiscal 2024 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Segment Information.”
QCT Segment (in millions, except percentages)

	Three Months Ended			Nine Months Ended
	June 23, 2024	June 25, 2023	Change	June 23, 2024	June 25, 2023	Change
Revenues
Handsets	$5,899	$5,255	$644	$18,766	$17,114	$1,652
Automotive	811	434	377	2,012	1,337	675
IoT (internet of things)	1,359	1,485	(126)	3,740	4,557	(817)
Total revenues (1)	$8,069	$7,174	$895	$24,518	$23,008	$1,510
EBT (2)	$2,181	$1,744	$437	$7,062	$6,035	$1,027
EBT as a % of revenues	27%	24%	3 points	29%	26%	3 points
(1) Descriptions of our three QCT revenue streams can be found in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items.”
(2) Earnings (loss) before income taxes.
Substantially all of QCT’s revenues consist of equipment and services revenues, which were $7.9 billion and $7.1 billion in the third quarter of fiscal 2024 and 2023, respectively, and $24.1 billion and $22.6 billion in the first nine months of fiscal 2024 and 2023, respectively. QCT handsets, automotive and IoT revenues mostly relate to sales of our Snapdragon platforms (which include processors and modems), stand-alone Mobile Data Modems, radio frequency transceiver, power management and wireless connectivity integrated chipsets as well as sales of 4G, 5G sub 6 and 5G millimeter wave RFFE products.
Third quarter 2024 vs. 2023
The increase in QCT revenues in the third quarter of fiscal 2024 was primarily due to:
+    higher handsets revenues, due to $443 million in higher chipset shipments driven by certain major OEMs (primarily driven by the normalization of customer inventory levels, which were elevated in the prior year) and $159 million in higher revenues per chipset driven by favorable mix toward higher-tier Snapdragon platforms
+    higher automotive revenues, primarily driven by an increase in demand from new vehicle launches with our Snapdragon digital cockpit products
-    lower IoT revenues, primarily driven by unfavorable mix
QCT EBT as a percentage of revenues increased in the third quarter of fiscal 2024 primarily due to:
+    higher revenues
+    higher gross margin percentage, primarily driven by lower net product reserve charges
First nine months 2024 vs. 2023
The increase in QCT revenues in the first nine months of fiscal 2024 was primarily due to:
+    higher handsets revenues, due to $885 million in higher chipset shipments driven by certain major OEMs (primarily driven by the normalization of customer inventory levels, which were elevated in the prior year) and $741 million in higher revenues per chipset primarily driven by favorable mix toward higher-tier Snapdragon platforms
+    higher automotive revenues, primarily driven by an increase in demand from new vehicle launches with our Snapdragon digital cockpit products
-    lower IoT revenues, due to $616 million in lower revenues per unit primarily driven by unfavorable mix and $200 million decrease in demand (primarily in edge networking products as customers continue drawing down on their elevated inventory levels, partially offset by consumer products)
QCT EBT as a percentage of revenues increased in the first nine months of fiscal 2024 primarily due to:
+    higher revenues
+    lower research and development expenses

QTL Segment (in millions, except percentages)

	Three Months Ended			Nine Months Ended
	June 23, 2024	June 25, 2023	Change	June 23, 2024	June 25, 2023	Change
Licensing revenues	$1,273	$1,230	$43	$4,051	$4,044	$7
EBT	894	811	83	2,907	2,799	108
EBT as a % of revenues	70%	66%	4 points	72%	69%	3 points
Third quarter 2024 vs. 2023
The increase in QTL licensing revenues in the third quarter of fiscal 2024 was primarily due to an increase in estimated sales of 3G/4G/5G-based multimode products.
QTL EBT as a percentage of revenues increased in the third quarter of fiscal 2024 primarily due to:
+    lower cost of sales driven by a decrease in amortization expense related to acquired patents
+    higher revenues
First nine months 2024 vs. 2023
The increase in QTL licensing revenues in the first nine months of fiscal 2024 was primarily due to:
+    $188 million increase in estimated sales of 3G/4G/5G-based multimode products
-    $115 million decrease in estimated revenues per unit
-    $68 million decrease in revenues from the ending of the recognition of certain upfront license fee consideration in the first quarter of fiscal 2023 from our long-term license agreement with Nokia
QTL EBT as a percentage of revenues increased in the first nine months of fiscal 2024 primarily due to lower cost of sales driven by a decrease in amortization expense related to acquired patents.
QSI Segment (in millions)

	Three Months Ended			Nine Months Ended
	June 23, 2024	June 25, 2023	Change	June 23, 2024	June 25, 2023	Change
Equipment and services revenues	$2	$9	$(7)	$18	$22	$(4)
EBT	14	(21)	35	121	(83)	204
Third quarter 2024 vs. 2023
QSI segment results were not material in the third quarter of fiscal 2024 and 2023.
First nine months 2024 vs. 2023
QSI EBT increased in the first nine months of fiscal 2024 primarily due to net gains on certain of our non-marketable equity investments.
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
As we look forward to the next several quarters:
•We expect certain IoT customers (primarily in edge networking) will continue to draw down on their inventory (which remains at elevated levels), which will continue to have a negative impact on our revenues, results of operations and cash flows.
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
•We expect continued intense competition, including from vertical integration by certain of our customers.

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
We have recently extended, renewed or entered into license agreements with several key OEMs. We are currently pursuing negotiations with other key OEMs whose agreements expire in early fiscal 2025 (including Huawei). In addition, we have recently entered into a license agreement with Shenzhen Transsion Holdings Limited (a growing, China-headquartered OEM that sells primarily in developing regions) for its 5G products. While we continue to engage in negotiations toward a comprehensive resolution, we have initiated litigation against Transsion in multiple jurisdictions to enforce our intellectual property rights against certain of its unlicensed products. See “Risk Factors” in this Quarterly Report, including the Risk Factors titled “The continued and future success of our licensing programs requires us to continue to evolve our patent portfolio and to renew or renegotiate license agreements that are expiring” and “The enforcement and protection of our intellectual property may be expensive, could fail to prevent misappropriation or unauthorized use of our intellectual property, could result in the loss of our ability to enforce one or more patents, and could be adversely affected by changes in patent laws, by laws in certain foreign jurisdictions that may not effectively protect our intellectual property and by ineffective enforcement of laws in such jurisdictions.”
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
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and cash provided by our debt programs. The following tables present selected financial information related to our liquidity at June 23, 2024 and September 24, 2023 and for the first nine months of fiscal 2024 and 2023 (in millions):

	June 23, 2024	September 24, 2023	Change
Cash, cash equivalents and marketable securities
Cash and cash equivalents (1)	$7,770	$8,450	$(680)
Marketable securities	5,262	2,874	2,388
	$13,032	$11,324	$1,708
Debt (2)	$14,554	$15,398	$(844)
(1) Excludes $77 million of cash and cash equivalents classified as held for sale at September 24, 2023.
(2) Includes our issued debt reported as long-term and short-term. We had $1.4 billion (which matures in May 2025) and $914 million (which matured in May 2024) reported as short-term debt at June 23, 2024 and September 24, 2023, respectively. As of June 23, 2024 and September 24, 2023, our credit facility was undrawn, and we had no commercial paper outstanding.

	Nine Months Ended
	June 23, 2024	June 25, 2023	Change
Net cash provided by operating activities	$9,555	$7,209	$2,346
Net cash (used) provided by investing activities	(3,238)	1,380	(4,618)
Net cash used by financing activities	(7,070)	(5,546)	(1,524)
Cash, cash equivalents and marketable securities. The net increase in cash, cash equivalents and marketable securities for the first nine months of fiscal 2024 was primarily due to net cash provided by operating activities, partially offset by $2.8 billion in payments to repurchase 18 million shares of our common stock, $2.7 billion in cash dividends paid, $914 million in repayment of fixed-rate notes that matured in May 2024, $797 million in payments of tax withholdings related to the vesting of share-based awards and $785 million in capital expenditures.
During the first nine months of fiscal 2024, income taxes paid were in excess of our provision, negatively impacting net cash provided by operating activities. This was primarily driven by the adverse impact of the requirement to capitalize and amortize research and development expenditures for federal income tax purposes, our payment of $1.0 billion related to certain previously postponed U.S. federal income tax-payments from fiscal 2023 and an installment payment for a one-time U.S. repatriation tax accrued in fiscal 2018 of $414 million.
Net changes in our operating assets and liabilities for the first nine months of fiscal 2024 positively impacted our operating cash flows primarily from an increase in accounts payable due to timing and amount of inventory purchases, an increase in accrued customer incentives, which included the impact of timing of related payments, and a decrease in inventory as we sold a portion of our elevated inventory. This was partially offset by approximately $385 million in severance payments related to restructuring actions initiated in fiscal 2023.
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
Additional Capital Requirements. Expected working and other capital requirements are described in our 2023 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At June 23, 2024, other than for the changes disclosed in the “Notes to Condensed Consolidated Financial Statements”, “Looking Forward” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our 2023 Annual Report on Form 10-K.
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
For example, we previously sold 4G and other integrated circuit products, including Wi-Fi products, but excluding 5G products, to Huawei under export licenses from the U.S. Department of Commerce. On May 7, 2024, the U.S. Department of Commerce informed us that it was revoking our license to export 4G and certain other integrated circuit products to Huawei, effective immediately, and we implemented procedures to immediately comply. Accordingly, we do not expect to receive any further product revenues from Huawei. For the first nine months of fiscal 2024, product revenues from Huawei prior to our license being revoked on May 7, 2024 were approximately $560 million. Additionally, to the extent that Huawei’s devices take share from Chinese OEMs that utilize our products or from non-Chinese OEMs that utilize our products in devices they sell into China, our revenues, results of operations and cash flows could be further impacted.
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

We have engaged in litigation and arbitration in the past, are currently engaged in litigation, and may need to further litigate or arbitrate in the future to enforce our contract and/or intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. As a result of such litigation or arbitration, we could lose our ability to enforce one or more patents, portions of our license agreements could be determined to be invalid or unenforceable (which may in turn result in other licensees either not complying with their existing license agreements or initiating litigation or arbitration), license terms (including but not limited to royalty rates for the use of our intellectual property) could be imposed that are less favorable to us than existing terms, and we could incur substantial costs. Actions we take to enforce our contract or intellectual property rights could be costly and could absorb significant management time and attention, which, in turn, could negatively impact our results of operations and cash flows. Further, even a positive resolution to our enforcement efforts may take time to conclude, which may reduce our revenues and cash resources available for other purposes, such as research and development, in the periods prior to conclusion.
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
The semiconductor industry is highly cyclical, volatile, subject to downturns and characterized by constant and rapid technological change, price erosion, evolving technical standards, frequent new product introductions, short product life cycles and fluctuations in product supply and demand. Periods of downturns have been characterized by diminished demand for end-user products, high inventory levels, excess or obsolete inventory adjustments or reserves, underutilization of manufacturing capacity, changes in revenue mix and erosion of average selling prices. During such downturns, our revenues have declined, and our results of operations and financial condition have been adversely impacted. We expect our business to continue to be subject to such cyclical downturns. In addition, we are currently seeing and expect to continue to see elevated inventory levels at certain of our IoT customers (primarily in edge networking), negatively impacting the volume of chipsets they purchase from us until such inventory is depleted.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2023 Annual Report on Form 10-K. At June 23, 2024, there have been no material changes to the financial market risks described at September 24, 2023.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined under Rule 13a-15(f) promulgated under the Exchange Act, in the third quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Our purchases of our common stock in the third quarter of fiscal 2024 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
March 25, 2024 to April 21, 2024	1,332	$170.75	1,332	$3,405
April 22, 2024 to May 19, 2024	1,855	176.61	1,855	3,077
May 20, 2024 to June 23, 2024	3,642	205.52	3,642	2,329
Total	6,829		6,829
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On May 21, 2024, Cristiano Amon, our President and Chief Executive Officer, acting as trustee on behalf of his family trust, adopted a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) providing for the sale of up to 75,000 shares of our common stock. The plan is scheduled to terminate on September 30, 2025.
On June 6, 2024, Ann Chaplin, our General Counsel and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement providing for the sale of (i) 50% of the net shares issued to Ms. Chaplin upon the vesting of restricted stock unit awards representing 25,216 shares of our common stock and (ii) 60% of the net shares issued to Ms. Chaplin upon the vesting of performance stock unit awards representing 45,074 shares of our common stock (assuming that such shares underlying performance stock units vest at target amounts), including, in each case, accrued dividend-equivalent shares and excluding any shares withheld to satisfy tax withholding obligations in connection with the settlement of such awards. The plan is scheduled to terminate on December 31, 2025.
On June 6, 2024, Neil Martin, our Senior Vice President, Finance and Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of the net shares issued to Mr. Martin upon the vesting of restricted stock unit awards representing 9,030 shares of our common stock, including accrued dividend-equivalent shares and excluding any shares withheld to satisfy tax withholding obligations in connection with the settlement of such awards. The plan is scheduled to terminate on June 5, 2026.

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

QUALCOMM Incorporated
Dated: July 31, 2024	/s/ Akash Palkhiwala
Akash Palkhiwala
Chief Financial Officer and Chief Operating Officer