Form 10-K
period 2024-09-29
QUALCOMM INC/DE
filed 2024-11-06
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2024
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 22, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $190.0 billion, based upon the closing price of the registrant’s common stock on that date as reported on the NASDAQ Global Select Market.
The number of shares outstanding of the registrant’s common stock was 1,111 million at November 4, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, to be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report where indicated.

QUALCOMM Incorporated
Form 10-K
For the Fiscal Year Ended September 29, 2024
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

In this Annual Report, the words “Qualcomm,” the “Company,” “we,” “our,” “ours” and “us” refer only to QUALCOMM Incorporated and its subsidiaries and not any other person or entity. This Annual Report (including but not limited to the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as our future business, prospects, results of operations or financial condition; research and development or technology investments; new or enhanced products, services or technologies; emerging industries or business models; design wins or product launches; industry, market or technology trends, dynamics or transitions; our expectations regarding future demand or supply conditions; strategic investments or acquisitions, and the anticipated timing or benefits thereof; legal or regulatory matters; U.S./China trade or national security tensions; vertical integration by our customers; competition; and other statements regarding matters that are not historical are also forward-looking statements.
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
PART I
Item 1. Business
We incorporated in California in 1985 and reincorporated in Delaware in 1991. We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Our 52-week fiscal years consist of four equal fiscal quarters of 13 weeks each, and our 53-week fiscal years consist of three 13-week fiscal quarters and one 14-week fiscal quarter. The financial results for our 53-week fiscal years and our 14-week fiscal quarters will not be exactly comparable to our 52-week fiscal years and our 13-week fiscal quarters. Our fiscal years for 2024, 2023 and 2022 included 53 weeks, 52 weeks and 52 weeks, respectively. Our fiscal year for 2025 will include 52 weeks.
Overview
We are a global technology leader, helping to bring intelligent computing everywhere through the development and commercialization of foundational technologies, including 3G (third generation), 4G (fourth generation) and 5G (fifth generation) wireless connectivity, high-performance and low-power computing and on-device artificial intelligence (AI). Our technologies and products have helped power the growth in smartphones and other connected devices. We are scaling our innovations across industries and applications beyond mobile handsets, driving digital transformation with our ecosystem partners in areas including automotive and the internet of things (IoT). In automotive, our Snapdragon® Digital Chassis™ platforms, including connectivity, digital cockpit and advanced driver assistance and automated driving (ADAS/AD), are helping to connect the car to its environment and the cloud, creating unique in-cabin experiences and enabling a comprehensive assisted and automated driving solution. In IoT, our inventions have helped power growth in industries and applications such as consumer (including personal computers (PCs), tablets, voice and music and extended reality (XR)), edge networking (including mobile broadband and wireless access points) and industrial (including handhelds, retail, tracking and logistics and utilities). We derive revenues principally from sales of integrated circuit products, including our Snapdragon® family of highly-integrated, system-based solutions, and licensing of our intellectual property, including patents and other rights.
The foundational technologies we invent help power modern digital experiences. We share these inventions broadly through our licensing programs enabling wide ecosystem access to technologies at the core of mobile innovation, and through the sale of our integrated circuit platforms (also known as integrated circuit products, chips, chipsets or modules) and other products. We innovate and collaborate across many ecosystems, including with manufacturers, operators, developers, system integrators, cloud providers, test tool vendors, service providers, governments and industry standards organizations, to enable next-generation digital transformation. For nearly 40 years, we have been a leader in setting industry standards and creating era-defining technology breakthroughs, and we continue to play a leading role in developing system-level inventions that serve as the foundation for multiple generations of advanced wireless technologies. This includes technologies such as CDMA (Code Division Multiple Access) and OFDMA (Orthogonal Frequency Division Multiple Access) families of technologies, with the latter encompassing LTE (Long-Term Evolution) and 5G NR (New Radio), which are the primary digital technologies currently used to transmit voice or data over radio waves using a public or private cellular wireless network.

We own significant intellectual property, including patents, patent applications and trade secrets, applicable to products that implement any version of CDMA and/or OFDMA technologies. We also develop and commercialize numerous other key technologies used in mobile and other devices and services, and we own substantial intellectual property related to these technologies. Some of these inventions are contributed to and commercialized as industry standards, such as for certain video and audio codecs, Wi-Fi, position location, UWB (ultra-wideband), Bluetooth®, memory and component interconnect. We have also developed other technologies that are used by wireless and other devices that are not related to industry standards, such as operating systems, user interfaces, graphics and camera processing functionality, RF (radio frequency), RFFE (radio frequency front-end) and antenna designs, AI and machine learning techniques and application processor architectures, among other technologies.
We are organized on the basis of products and services and have three reportable segments. We conduct business primarily through our QCT (Qualcomm CDMA Technologies) semiconductor business and our QTL (Qualcomm Technology Licensing) licensing business. QCT develops and supplies integrated circuit platforms and system software with advanced connectivity and high-performance, low-power computing technologies for use in mobile devices; automotive systems for connectivity, digital cockpit and ADAS/AD; and IoT including consumer electronic devices, industrial devices and edge networking products. QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products. Our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments. We also have nonreportable segments, including QGOV (Qualcomm Government Technologies) and our cloud computing processing initiative.
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
Artificial Intelligence. Advancements in processor technologies have enabled the distribution and coordination of complex workloads across the cloud and edge devices to provide enhanced performance and efficiency across use cases. Given the proximity to raw data, edge device computing allows for more context-aware processing, reducing response time, improving privacy and security, and enabling greater personalization. With increased processing power, mobile handsets and PCs are becoming pervasive AI platforms, with complex large generative AI algorithms running on-device, enabling on-demand and contextual AI use cases at a fraction of the energy required by cloud-based applications. As wireless connectivity complements on-device generative AI, edge devices enable enhanced productivity use cases, while intelligently processing and sharing data with cloud-based applications as needed. Building on the smartphone and PC foundation, we envision generative AI becoming ubiquitous, continuing to expand into industries and applications such as IoT, XR and automotive.
Significant investment continues across many industries in the development of complex large language models (LLMs), more tailored small language models (SLMs), large vision models (LVMs), large multimodal models (LMMs) and other generative AI models, which are beginning to change the landscape of the user experience. LLMs and SLMs (e.g., GPT-4o and Llama3) are used for text-based natural language processing applications such as answering queries, document summarization and creation, LVMs (e.g., Stable Diffusion and ControlNet) are used for image and video processing, and LMMs are used to understand and process multiple types of data inputs or modalities such as text and images. They are disrupting traditional methods of search, content creation, recommendation systems and personalized digital assistants, offering significant enhancements in consumer utility and productivity. While these generative AI models are developed primarily for use in the cloud, we believe that the variety of innovative enterprise and consumer use cases that have emerged and will continue to emerge from generative AI must run on-device to maximize their utility, and bring the benefits of immediacy, privacy, security and personalization to consumers. We expect continued advancement in the generative AI capabilities of edge devices and increased adoption of generative AI capable technologies in handsets and other edge devices. For example, analysts estimate that 46% of smartphones sold in 2027 will be generative AI capable, up from 19% in 2024 (Counterpoint, October 2024).
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
Building on foundational innovations developed for 3G and 4G, the mobile industry continues to transition to 5G technology as 5G network deployments and device launches continue, particularly in emerging regions. 5G is designed to support multi-gigabit data rates, low latency and greater capacity than previous generations of mobile technology to enable enhanced mobile broadband experiences, including ultra-high definition (4K) video streaming and sharing, near-instantaneous access to cloud services, immersive cloud gaming and XR, which includes augmented reality (AR), virtual reality (VR) and mixed reality (MR). 5G’s performance and capacity improvements are also enabling operators to offer new consumer and enterprise services. 5G Advanced builds upon the initial 5G standards to enhance system capabilities and expand into new use cases. It introduces key improvements for continued 5G commercialization, supports a range of services beyond mobile broadband, and lays the groundwork for the upcoming 6G platform. 5G Advanced is a transformative step, integrating features like wireless AI to drive innovation across the 5G ecosystem.
Consumer Demand for Smartphones. For calendar year 2024, we estimate that consumer demand for 3G, 4G, and 5G handset volumes will increase by a low-to-mid-single digit percentage relative to calendar year 2023. This estimate includes expected high single-digit to low double-digit percentage growth in 5G handsets.
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
Automotive. Digitalization of the automotive cockpit including wireless connectivity continues to transform the in-vehicle experience, enabling greater personalization of content and settings for both drivers and passengers as automakers respond to growing interest from consumers to bring their digital lifestyles into the vehicle. Car-to-cloud platforms are designed to help automakers improve cost efficiencies, create new service opportunities throughout the lifecycle of a vehicle with over-the-air (OTA) update capabilities and gather valuable vehicle and usage analytics. This is driving the development of a new architecture for the software-defined vehicle. According to analyst data, 67% of new vehicles produced in 2030 are projected to have embedded cellular connectivity, with 48% of new vehicles featuring 5G connectivity compared to 11% of new vehicles featuring 5G connectivity in 2024 (TechInsights, September 2024). In addition, high-performance, low-power computing technologies, with added security and safety required for automotive products, are being used to improve vehicles with advanced driver assistance and automated driving features that we expect to scale across vehicle tiers and continue the progression toward higher levels of autonomy, safety and convenience. Analysts estimate that 39% of new light duty vehicles sold globally in 2027 will have Level 2 (i.e., partial driving automation) or higher autonomy, compared to an estimated 20% of new light duty vehicles sold globally in 2024 (TechInsights, September 2024).
IoT. Industry demand for IoT devices is expected to remain strong across consumer, edge networking and industrial applications, in part due to expanded use cases enabled by 5G and AI technologies, including generative AI.
Consumer. Consumer IoT products, including personal computing (e.g., tablets and PCs), voice and music and XR, continue to adopt the latest mobile connectivity, processing and intelligence technologies including on-device AI capabilities. This enables new services, applications and experiences that can be run directly on the device, driving improvements in latency, cost and privacy. For example, a new class of AI-focused PCs, including those powered by our Snapdragon X Series platforms, launched in 2024, allowing for increased productivity and enhanced use cases enabled by on-device AI processing at low power. By 2027, analysts expect that at least 50% of PCs sold will be AI capable, compared to 22% of PCs in 2024 (consensus of certain third party analysts as of October 1, 2024).
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
Industrial. The combination of IoT devices with connectivity, computing, on-device AI and power-optimized and precise location tracking along with the cloud are helping to bring near real-time data and insights in industries such as retail, tracking and logistics and energy. This allows companies to gain new knowledge and insights about their products and services, manufacturing and logistics processes and more, which can help to transform and optimize their businesses.
Technology Overview
The worldwide demand for intelligent computing everywhere requires continuous innovation to improve user experiences, support new services, expand on-device processing and AI capabilities at low power, and increase wireless connectivity capacity and performance. To meet these requirements, different foundational technologies, including wireless communications, computing (including on-device AI), multimedia and location, continue to evolve. We have a long history of investing heavily in research and development and have developed many of these foundational technologies that help drive the continued evolution in mobile, automotive and IoT. We have also developed and acquired (and continue to develop and acquire) significant related intellectual property. This intellectual property has been incorporated into the most widely accepted and deployed cellular wireless communications technology standards, and we have licensed it to several hundred licensees, including all of the leading handset manufacturers.

Cellular Wireless Technologies. Relevant cellular wireless technologies can be grouped into the following categories.
CDMA-based. CDMA-based technologies are characterized by their access method allowing several users to share the same frequency and time by allocating different orthogonal codes to individual users. Most of the CDMA-based technologies are classified as 3G technology. CDMA-based connections worldwide continue to decline as consumers migrate to OFDMA-based technologies, which comprise the majority of cellular connections today.
OFDMA-based. OFDMA-based technologies are characterized by their access method allowing several users to share the same frequency band and time by allocating different subcarriers to individual users. 5G heavily leverages OFDMA-based technologies, while most of the OFDMA-based technologies deployed prior to 2020 are classified as 4G technology. The 4G specifications were defined within 3GPP (3rd Generation Partnership Project), a global organization that develops technical specifications, including the specification of the radio component (LTE) and the core network component (Enhanced Packet Core or EPC). 3GPP has been developing the 5G system through the specification of the radio component (NR) and the core network component (5G Core or 5GC). Unlike 4G that has fixed Orthogonal Frequency Division Multiplexing (OFDM) parameterization, 5G has multiple OFDM parameterizations to address a wide range of spectrum and use cases.
The first 5G specification, 3GPP Release 15, was initially completed in 2018. 5G is designed to transform the role of wireless technologies and incorporates advancements on 3G/4G features, including device-to-device capabilities and the use of all different types of spectrum (including licensed, unlicensed and shared spectrum). 3GPP specifications also provide enhancements specifically for C-V2X (cellular vehicle-to-everything), which includes both direct communication (vehicle-to-vehicle, vehicle-to-infrastructure and vehicle-to-pedestrian) in dedicated spectrum that is independent of a cellular network and cellular communications with networks in traditional mobile broadband licensed spectrum. Many of our inventions at the core of 3G and 4G serve as the foundational technologies for 5G, and we continue to play a significant role in driving advancements in 5G, including contributing to 3GPP standardization activities that are defining the continued evolution of 5G NR and 5G Core standards into 5G Advanced, as well as establishing the requirements for 6G.
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
Following the initial specification of 5G, 3GPP has completed three additional releases. Release 16 introduced enhancements to 5G mobile broadband experiences (e.g., more capacity, improved coverage, mobility and better device power efficiency), expanded 5G technologies into new use cases and industries (native positioning support, 5G-based C-V2X, 5G Broadcast) and began supporting different spectrum types by expanding 5G into unlicensed spectrum with 5G NR Unlicensed (NR-U). Release 17 became the third major release of the global 5G NR standard expanding the 5G technology foundations for coverage, power, reliability and spectrum range, which are designed to provide efficient support for lower complexity 5G devices (e.g., reduced capacity (RedCap) devices) including wearables, industrial sensors, and new deployments, including non-terrestrial networks and mmWave private networks on unlicensed 60 GHz spectrum band. Release 18 marked the start of 5G Advanced, with projects designed to strengthen the end-to-end 5G system foundation (such as advanced downlink and uplink MIMO, enhanced mobility, mobile integrated access and backhaul, smart repeater, evolved duplexing, AI and machine learning data-driven designs and green networks) and to proliferate 5G to virtually all devices and use cases (such as boundless XR, RedCap evolution, expanded sidelink, expanded positioning, drones and expanded satellite communication and multicast). Release 19, which is currently under development, builds on the 5G Advanced standards to deliver new 5G advancements through continued system enhancements (e.g., sub-band full-duplex (SBFD), multi-hop sidelink relays), further use case diversification (e.g., Ambient IoT), and new advanced capabilities, including standardized wireless AI framework and potential applications, and ultra-low power receiver. Release 19 will establish the technical foundation for 6G.
Computing. Our processors are purpose-built to power mobile experiences, automobiles and the IoT. We have developed System-on-Chip (SoC) architecture with heterogeneous computing features, which uses our central processing unit (CPU) and different types of specialized engines (graphics processing unit (GPU) and neural processing unit (NPU)) to enable high-performance and low-power computing and other optimization techniques. Our Qualcomm Oryon™ and Qualcomm® Kryo™ CPU processors deliver enhanced security, AI and connectivity solutions, all designed to enable the next generation of high-tech devices and apps. Qualcomm Oryon CPU core technology is custom-designed to deliver a new level of performance and efficiency and developed to be integrated across a wide portfolio of Snapdragon powered products starting with certain PC and smartphone products and expanding to certain automotive and IoT products. Our Qualcomm® Adreno™ GPUs are designed to deliver high quality graphics performance for visually rich 3D gaming and user interfaces.
The Qualcomm® AI Engine, featured in our Snapdragon platforms and many of our other products, includes dedicated hardware capable of running complex AI use cases at high-performance and low-power on device, while also enhancing privacy and security. Our Qualcomm® Hexagon™ NPU is a key processor in our AI Engine and is designed for sustained, high-performance AI inference, enabling leading on-device AI capabilities with very low power consumption. In addition to our leading AI technology, we are simplifying the process for developers to build applications with AI features to work on our Snapdragon platforms. The Qualcomm® AI Stack is a unified AI software portfolio designed to help developers optimize and deploy AI models quickly using our chipset solutions by supporting AI frameworks and runtimes, developer libraries, system software and popular operating systems. Building on this, the Qualcomm® AI Hub is our online destination for developers to access resources for quickly deploying models on devices powered by Snapdragon platforms, whether their own or from a growing collection of pre-optimized, ready-to-use AI models.
Additional Significant Technologies used in Mobile and Other Industries. We continue to play a leading role in developing (and/or have acquired) many other technologies used across mobile and other industries, including:
•wireless local area networks (WLAN), such as Wi-Fi, which link two or more nearby devices wirelessly and usually provide connectivity through an access point;
•Bluetooth technology, which is a wireless personal area network that provides wireless connectivity between devices over short distances ranging from a few centimeters to approximately one hundred meters using the 2.4GHz industrial, scientific and medical spectrum band;
•position location technologies such as the Assisted-Global Positioning System (A-GPS), Assisted Global Navigation Satellite System (A-GNSS) and WLAN positioning technologies used in most cellular handsets today;
•multimedia technologies including video, audio and speech compression technologies and system-level solutions enabling feature-rich, high-quality experiences in imaging, audio and vision intelligence;
•operating system and user interface features;
•XR platform features such as 6DoF (six-degrees of freedom) head tracking and controller capabilities, video pass-through and embedded cellular connectivity for new types of user experiences, and hybrid computing to distribute workloads across devices;
•automotive platform features such as digital cockpit and ADAS/AD, to enable in-cabin experiences and assisted driving solutions;
•security and content protection systems for enhanced device security without compromising the user experience;
•volatile (LPDDR4, 5) and non-volatile (eMMC) memory and related controllers;
•fast charging features, enabling devices to charge quickly, safely and efficiently;
•Qualcomm® Smart Transmit™ technology, a modem-to-antenna technology that optimizes data speeds while complying with RF transmit power limits; and
•power management systems for improved battery life and device charging.
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
QCT Segment. QCT is a leading developer and supplier of integrated circuits products and system software with advanced connectivity and high-performance, low-power computing technologies, for use in mobile devices; automotive systems for connectivity, digital cockpit and ADAS/AD; and IoT including consumer electronic devices, industrial devices and edge networking products. QCT’s integrated circuit products are sold and its system software is licensed to manufacturers that use our products in a broad range of devices, from low-tier, entry-level devices primarily for emerging regions to premium-tier devices, including but not limited to mobile devices, wireless networks, devices used in IoT, broadband gateway equipment, consumer electronic devices and automotive systems. Our technology roadmap delivers the latest network technologies across multiple product tiers, devices and industries. This roadmap is the result of extensive collaboration with manufacturers, operators, developers, systems integrators, cloud providers, tool vendors, service providers, governments and industry standards organizations, as well as our years of research into emerging network standards and the development of integrated circuits. Our roadmap takes advantage of new standards, while maintaining backward compatibility with existing standards. We have leveraged and expect to continue to leverage the foundational technologies initially developed and commercialized for use in mobile handset devices, such as our core baseband modem and processor technologies and our other wireless connectivity products including Wi-Fi, Bluetooth and precise positioning technologies, to extend into product categories, industries and applications beyond mobile handsets, such as automotive and IoT (which includes the industries and applications of consumer, industrial and edge networking).
The Snapdragon family of highly integrated, system-based solutions include the Snapdragon mobile, compute, sound and automotive platforms. Each platform consists of application processors and wireless connectivity capabilities, including our cellular modem that provides core baseband modem functionality for voice and data communications, non-cellular wireless connectivity (such as Wi-Fi and Bluetooth) and global positioning functions. Our Snapdragon application processor functions include AI, security, graphics, display, audio, video, camera and other compute processing. Our Qualcomm Oryon and Kryo CPUs are designed to deliver high levels of compute performance with optimized power consumption. Our Hexagon NPUs are designed to support a variety of AI processing tasks for superior performance-per-watt, thermal efficiency and battery life. Our Qualcomm® Adreno™ GPUs are designed to deliver high quality graphics performance for visually rich 3D gaming and user interfaces. In addition to the highly integrated core SoC, we also design and supply supporting components, including the RF transceiver, PM (power management), audio, codecs, speaker amps and additional wireless connectivity integrated circuits. These supporting components, in addition to our cellular modems and application processors comprising our core SoC, are also sold as individual components. The combination of the Snapdragon SoC, system software and supporting components provides an overall platform with optimized performance and efficiency, enabling manufacturers to design and deliver powerful, slim and power-efficient devices ready for integration with complex cellular networks worldwide.
Our portfolio of RF products includes Qualcomm® RFFE components that are designed to simplify the RF front-end design for 5G, including sub-6 GHz and mmWave, as well as, for 4G LTE multimode devices, to reduce power consumption and to improve radio performance. We provide comprehensive RFFE product offerings with system level performance from the modem and transceiver to the antenna that include complex 4G/5G transmit and receive modules, power tracking, tuning systems, multimode-multiband power amplification, low noise amplifiers and mmWave antenna solutions, in addition to discrete filtering products, for devices and applications across the mobile handsets, automotive and IoT industries. We have also integrated our Snapdragon platform with our RFFE components to create our Snapdragon 5G modem-RF products, a modem-to-antenna platform integrating AI to maximize data speeds and performance, support superior call connectivity and coverage and extend battery life.
Our wireless connectivity products also consist of integrated circuits and system software for Wi-Fi, Bluetooth and frequency modulation, as well as technologies that support location data and services. Our wireless connectivity products provide additional connectivity for mobile devices, tablets, PCs, XR headsets, voice and music devices, wearable devices, along with other IoT devices and applications, automotive connectivity, digital cockpit and ADAS/AD, utility meters and logistic trackers and industrial sensors. QCT also offers standalone Wi-Fi, Bluetooth, applications processor and Ethernet products utilized within these devices and systems. Our networking products include Wi-Fi, Ethernet and passive optical network (PON) chips, network processors, wireless access points and routers, broadband gateway equipment and software. These products help enable home and business networks to support the growing number of connected devices, digital media and data services.
Other than for certain of our RFFE modules and RF filter products, QCT utilizes a fabless production model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Therefore, we primarily rely on third parties to perform the manufacturing and assembly, and most of the testing, of our integrated circuits based primarily on our proprietary designs and test programs. Our suppliers also are responsible for the procurement of most of the raw materials used in the production of our integrated circuits. Integrated circuits are die cut from silicon wafers that have completed the package assembly and test manufacturing processes. The semiconductor package supports the electrical contacts that connect the integrated circuit to a circuit board. Die cut from silicon wafers are the essential components of all our integrated circuits and a significant portion of the total integrated circuit cost. We employ both turnkey and two-stage manufacturing models to purchase our integrated circuits. Under the turnkey model, our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing model, we purchase die in singular or wafer form from semiconductor manufacturing foundries and contract with separate third parties for manufacturing services such as wafer bump, probe, assembly and the majority of our final test requirements. The primary foundry suppliers for our various digital, analog/mixed-signal, RF and PM integrated circuits include Taiwan Semiconductor Manufacturing Company (TSMC), Global Foundries, Samsung Electronics and Semiconductor Manufacturing International Corporation (SMIC). Our primary semiconductor assembly and test suppliers are Advanced Semiconductor Engineering, Amkor Technology, Siliconware Precision Industries and STATSChipPAC. The majority of our foundry and semiconductor assembly and test suppliers are located in the Asia-Pacific region.
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
QCT's marketing strategy aims to promote Qualcomm as the leader of enabling intelligent computing everywhere, and Snapdragon as the preferred platform brand powering premium experiences across handsets, automotive and IoT. Through direct marketing efforts, partnerships and collaborations (including marketing programs with customers), products powered by Snapdragon and Qualcomm technologies are marketed to expand the reach of both brands to drive awareness and preference.
QCT’s sales are primarily made through supply terms which implement a purchase order and order confirmation process for delivery of products. QCT generally allows customers to reschedule delivery dates within a defined time frame and to cancel orders prior to shipment with or without payment of a cancellation fee, depending on when the order is canceled. The industries in which QCT operates are intensely competitive. QCT competes worldwide with a number of U.S. and international designers and manufacturers of semiconductors. As a result of global expansion by foreign and domestic competitors, technological changes, device manufacturer concentrations, limited global supply capacity, vertical integration and the potential for further industry consolidation, we anticipate the industry to remain very competitive. We believe that the principal competitive factors for our products include performance, level of integration, quality, compliance with industry standards, price, time-to-market, system cost, design and engineering capabilities, new product innovation, growth and scaling of distribution channels, desire by certain customers to use multiple suppliers and customer support. QCT also competes in both single-mode and multimode environments against alternative communications technologies. Additional competitive factors exist for QCT product offerings that have expanded into industries and applications beyond mobile handsets, including automotive and IoT. The automotive industry is subject to long design-in time frames, long product life cycles and a high degree of regulatory and safety requirements, necessitating suppliers to the industry to comply with stringent qualification processes, very low defect rates and high reliability standards, all of which results in a significant barrier to entry and may result in increased costs.
QCT’s current competitors include, but are not limited to, companies such as Broadcom, HiSilicon, MediaTek, Mobileye, Nvidia, NXP Semiconductors, Qorvo, Samsung, Skyworks, Texas Instruments and UNISOC. QCT also faces competition, which may intensify in the future, from products internally developed by our customers, including some of our largest customers, such as Apple and Samsung, to early-stage companies. Our competitors devote significant amounts of their financial, technical and other resources to develop and market competitive products and, in some cases, to develop and adopt competitive digital communication or signal processing technologies, and those efforts may materially and adversely affect us. Although we have attained a significant position in the semiconductor industry, many of our current and potential competitors may have advantages over us. These and other risks related to competition are more fully described in the Risk Factors entitled “Our industry is subject to intense competition in an environment of rapid technological change. Our success depends in part on our ability to adapt to such change and compete effectively; and such change and competition could result in decreased demand for our products and technologies or declining average selling prices for our products or those of our customers or licensees” and “Our business, particularly our semiconductor business, may suffer as a result of our customers vertically integrating (i.e., developing their own integrated circuit products).”
QTL Segment. QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture, sale and/or use of certain wireless products, including, without limitation, products implementing WCDMA (Wideband CDMA), LTE and/or OFDMA-based 5G standards and their derivatives. We grant licenses or otherwise provide rights to use our cellular standard-essential patents (including 3G, 4G and 5G) for both single-mode and multimode devices on a worldwide basis. We also offer licenses to our cellular standard-essential patents together with other Qualcomm patents that may be useful to such licensed products for licensees that desire to obtain the commercial benefits of receiving such broad patent rights from us. While we offer license rights to patents that we do not have a duty or obligation to grant, those rights may be negotiated at our discretion. A significant portion of QTL’s licensing revenues is derived from licensees that have entered into license agreements that grant licenses under Qualcomm’s cellular standard-essential patents. Our licensees manufacture wireless cellular products such as mobile devices (including handsets), other consumer devices (e.g., tablets and PCs), plug-in end user data modem cards and embedded modules for incorporation into machine-to-machine devices and certain other devices, connected vehicle units and connected vehicle modules used in automobiles, wireless access points and small cell wireless products.
Since our founding in 1985, we have focused heavily on technology development and innovation. These efforts have resulted in a leading intellectual property portfolio related to foundational, system level technologies for the wireless industry. We have an extensive portfolio of United States and foreign patents, and we continue to pursue patent applications around the world. Our patents have broad coverage in many countries, including Brazil, China, India, Japan, South Korea, Taiwan, the United States and countries in Europe (including European patents with unitary effect). A substantial portion of our patents and patent applications relate to digital wireless communications technologies, including patents that are essential or may be important to the commercial implementation of CDMA2000, WCDMA (UMTS), LTE and/or OFDMA-based 5G products. Our patent portfolio is the most widely and extensively licensed in the industry, including more than 200 5G license agreements to date. Additionally, we have a substantial patent portfolio related to key technologies used in communications and other devices and/or related services, some of which are covered by industry standards. These include certain video codecs, audio codecs, Wi-Fi, memory interfaces, wireline interfaces, wireless power, position location, broadcast and streaming protocols, and short-range communication functionalities, including Bluetooth. Our patents cover a wide range of technologies across connectivity (including wireless devices and network infrastructure equipment), computing and AI applications in diverse end-markets, not just the portion of such patented technologies incorporated into chipsets. Over the years, a number of companies have challenged our patent position, but the mobile communications industry generally recognizes that any company seeking to develop, manufacture and/or sell certain wireless products that use 3G, 4G and/or 5G technologies requires a license or other rights to use our patents.
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
Standards bodies have been informed that we hold patents that might be essential for all 3G standards that are based on CDMA, patents that are potentially essential for 4G technologies and patents and pending patent applications that are potentially essential for 5G technologies. We have committed to such standards bodies that we will offer to license our essential patents for these standards consistent with our commitments to those bodies. We have made similar commitments with respect to certain other technologies implemented in industry standards.
QTL licensing revenues include per-unit royalties and, to a lesser extent, lump sum payments (i.e., license fees, substantially all of which were recognized prior to fiscal 2024). Licensees pay quarterly royalties based on their sales of products incorporating or using our licensed intellectual property. Per-unit royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of complete licensed products, net of certain permissible deductions (including transportation, insurance, packing costs and other items), with certain products subject to per unit minimums and/or per unit caps. Certain products may also have a fixed royalty amount per unit.
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
We have been in the past, currently are, and may in the future be subject to certain legal proceedings and/or governmental investigations challenging our patent licensing practices, including certain matters described in this Annual Report under the heading “Notes to Consolidated Financial Statements, Note 7. Commitments and Contingencies.” Such governmental investigations and/or legal proceedings could require us to change our patent licensing practices, as described herein in “Part I, Item 1A. Risk Factors” under the heading “Changes in our patent licensing practices, whether due to governmental investigations, legal challenges or otherwise, could adversely impact our business and results of operations.”
QSI Segment. QSI makes strategic investments primarily through our Qualcomm Ventures arm that are focused on expanding or opening new opportunities for our technologies as well as supporting the design and introduction of new products and services (or enhancing existing products or services). Many of these strategic investments are in early-stage companies in a variety of industries and applications, including but not limited to 5G, AI, automotive, consumer, enterprise, cloud, IoT and XR. Investments primarily include non-marketable equity securities and, to a lesser extent, marketable equity securities and convertible debt instruments. In addition, QSI segment results include revenues and related costs associated with certain development contracts with one of our investees. As part of our strategic investment activities, we generally intend to pursue various exit strategies for each of our QSI investments in the foreseeable future.
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
Corporate Structure
We operate our businesses through our parent company, QUALCOMM Incorporated, and multiple direct and indirect subsidiaries. We have developed our corporate structure in order to address various legal, regulatory, tax, contractual compliance, operational and other matters. Substantially all of our products and services businesses, including QCT, and substantially all of our engineering and research and development functions, are operated by Qualcomm Technologies, Inc. (QTI), a subsidiary of QUALCOMM Incorporated, and QTI’s subsidiaries. QTL is operated by QUALCOMM Incorporated, which owns the vast majority of our patent portfolio. Snapdragon and Qualcomm branded products are products of QTI and/or its subsidiaries. Qualcomm patents are licensed by QUALCOMM Incorporated. Neither QTI nor any of its subsidiaries has any right, power or authority to grant any licenses or other rights under or to any patents owned by QUALCOMM Incorporated.

Revenue Concentrations and Significant Customers
A small number of customers/licensees historically have accounted for a significant portion of our consolidated revenues. In fiscal 2024, revenues from Apple, Samsung and Xiaomi each comprised 10% or more of our consolidated revenues. Additional information regarding revenue concentrations is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items” and “Notes to Consolidated Financial Statements, Note 8. Segment Information.”
Research and Development
We compete in industries that are characterized by rapid technological change, evolving industry standards and frequent new product introductions, requiring a continuous effort to enhance existing products and technologies and to develop new products and technologies. We have significant engineering resources, including engineers with substantial expertise in modem, radio-frequency integrated circuit, RFFE, multimedia (camera, video, display and computer vision), sensor perception and drive policy, advanced SoC (which includes specialized engines such as CPU, GPU and NPU to enable high-performance and low-power computing and other optimization techniques), AI, packaging and a broad range of other technologies. We expect to continue to invest in research and development in a variety of ways in an effort to extend the demand for our products and technologies and to utilize that research and development in industries and applications beyond mobile handsets (such as automotive and IoT), including continuing the development of new modem and multimedia technologies and other technologies (such as ADAS/AD and XR), developing alternative technologies for certain specialized applications, participating in the formulation of new voice and data communication standards and technologies and assisting in deploying digital voice and data communications networks around the world. We are focused on making it easier for developers to design and deploy their applications on our platforms across multiple device categories and industries as a part of our diversification strategy.
We conduct broad, leading research and development across AI, including generative AI, from fundamental research to platform and applied research, with the goal of advancing AI core capabilities to run on-device, and scaling them across industries and use cases. With investments made in AI for over a decade, our research is diverse, and we are focused on power efficiency and personalization to make AI seamless across our everyday experiences.
We also engage in acquisitions and other transactions to meet certain technology needs, to obtain development resources or open or expand opportunities for our technologies and to support the design and introduction of new products and services (or enhance existing products and services). We make investments to provide our integrated circuit customers with chipsets designed on leading-edge technology nodes that combine multiple technologies for use in mobile devices; automotive systems for connectivity, digital cockpit and ADAS/AD; and IoT including consumer electronic devices, industrial devices and edge networking products. We support Android, Windows, Linux and other client software environments in our chipsets.
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
We have research and development centers in various locations throughout the world that support our global development activities. We continue to use our substantial engineering resources and expertise to develop new technologies, applications and services and make them available to licensees to help grow the wireless communications industry and generate new or expanded licensing opportunities.
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
We have integrated corporate responsibility throughout our business, from our daily operations to our executive leadership and our Board of Directors (Board). The Governance Committee of our Board provides oversight on ESG matters not delegated to other Board committees, including ESG policies, programs and initiatives. The HR and Compensation Committee of our Board provides oversight on our human capital initiatives and our workforce diversity, equity and inclusion policies, programs and initiatives, while the Audit Committee of our Board provides oversight of certain ESG disclosure controls and procedures. Our ESG Leadership Committee, composed of executives, provides guidance on global corporate responsibility issues. Our ESG Working Group implements directives from the ESG Leadership Committee, measures progress on achieving our goals and reports to management on accomplishments and challenges.
ESG
We center our ESG efforts around purposeful innovation, focusing on three strategic areas where we believe we can have the biggest impact:
•Empowering Digital Transformation. We believe technology can transform industries, businesses, communities and individual lives. We invent solutions that are foundational to the advancement of the global wireless ecosystem and the digital transformation of industries such as automotive, personal computing and industrial IoT, improving how we work, live and, ultimately, thrive.
•Acting Responsibly. We invest in our people, strive to always behave with integrity and implement governance standards that uphold Qualcomm’s values. We are committed to responsible business practices, from enhancing our inclusive and diverse culture, to protecting privacy, to providing leading development programs and fostering an ethical culture.
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
2025 Goals. Our 2025 Goals related to corporate responsibility include, among others:
•Reducing our absolute Scope 1 and Scope 2 GHG emissions from global operations by 30%, from a 2014 base year.
•Reducing power consumption by 10% every year in our flagship Snapdragon Mobile Platform products (given equivalent features).
•Having 100% of our primary semiconductor manufacturing suppliers audited every two years for conformance to our Supplier Code of Conduct, from a 2020 base year.
Net-Zero Global GHG Emissions Targets. Qualcomm has established near- and long-term science-based emissions reduction targets, which have been approved by the Science Based Targets initiative (SBTi), including: (1) reduce absolute Scope 1 and 2 GHG emissions by 50% by 2030 from a 2020 base year; (2) reduce absolute Scope 3 GHG emissions by 25% by 2030 from a 2020 base year; and (3) reach net-zero GHG emissions across the value chain by 2040.
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
At September 29, 2024, we had approximately 49,000 full-time, part-time and temporary workers, the overwhelming majority of which were full-time employees. Our employees are represented by more than 100 (self-identified) nationalities working in over 150 locations in 37 different countries around the world. Collectively, we speak more than 90 different languages. Our global workforce is highly educated, with the substantial majority of our employees working in engineering or technical roles. During fiscal 2024, our voluntary turnover rate was approximately 5%.
Diversity, Equity and Inclusion. We believe that a diverse workforce is important to our success, and we continue to focus on making Qualcomm a great place to work for everyone, including women and underrepresented populations. Our recent efforts have been focused in three areas: inspiring innovation through an inclusive and diverse culture; expanding our efforts to recruit world-class diverse talent; and identifying strategic partners to accelerate our programs.
We have employee networks that enhance our inclusive and diverse culture, including global network groups focused on supporting women, LGBTQ+ employees and employees with disabilities, in addition to U.S.-based employee networks that focus on Asian American and Pacific Islander employees, Black and African American employees, Hispanic and Latinx employees and U.S. military members and veterans.
We continue to recruit technical talent in diverse communities, engaging as a high-level sponsor of professional conferences, such as the Grace Hopper Conference for women and non-binary technologists, the Society of Hispanic Professional Engineers National Convention and the Richard Tapia Conference. We also continue to recruit from a variety of colleges with diverse student populations, including Hispanic-Serving Institutions and Historically Black Colleges and Universities.
Our continued engagement with organizations that work with diverse communities has been vital to our efforts. We joined the Global Catalyst Community that helps organizations build workplaces that work for women with thought leadership and actionable solutions to advance women into leadership. We are also endorsed as a great employer for women by Work180 in the UK and have been recognized by Avtar and Seramount as a Best Company for Women in India. We, alongside other top technology companies, helped form the Reboot Representation Tech Coalition, which aims to double the number of Black, Latinx and Native American women receiving computing degrees by 2025. We have also been named a ‘Best Place to Work for Disability Inclusion’ by Disability:IN for ten years in a row, underscoring our commitment to an inclusive work environment for people with disabilities.
We publish our most recent Consolidated EEO-1 reports on our website to provide additional transparency into our workforce.
Health, Safety and Wellness. The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. Through our Live+Well, Work+Well programs, we provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide protection and security related to events that may require time away from work or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families.
Compensation and Benefits. We provide robust compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs may include (depending on country/region) annual bonuses, stock awards, an employee stock purchase plan, retirement and savings plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, adoption and surrogacy assistance, employee assistance programs, tuition assistance, and on-site services such as health and fitness centers, among others. In addition to our broad-based equity award programs, we have used targeted equity awards with vesting conditions to facilitate retention of personnel, particularly those with critical engineering skills and experience.
Talent Development. We invest significant resources to develop the talent needed to remain a world-leading innovator in wireless technologies and high-performance and low-power computing, including AI. We deliver numerous training opportunities, provide rotational assignment opportunities, focus on continuous learning and development and have implemented what we believe are industry-leading methodologies to manage performance, provide feedback and develop talent.
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
Since our employees are passionate about many causes, our corporate giving and volunteering programs support and encourage employees by engaging with those causes. In our offices around the world, our employee-led Giving Committees select local organizations to support, often in the form of grants that are primarily funded by the Qualcomm Foundation (which was established in 2011 to support charitable giving and volunteerism). We also frequently collaborate with these organizations on volunteer activities for our employees. Additionally, during fiscal 2024, thousands of our employees around the world utilized our charitable match program, benefiting more than 1,300 charitable organizations.
Human Capital Advancements Linked to our Executive Compensation. The HR and Compensation Committee of our Board will consider human capital advancements in determining our executives’ fiscal 2024 bonus. For fiscal 2024, progress towards human capital advancements serves as a non-financial performance modifier that can adjust the executives’ bonus payout by a multiple of 0.9 to 1.1.
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

Available Information
Our Internet address is www.qualcomm.com. There we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports (among others), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). We also make available on our website public financial information for which a report is not required to be filed with or furnished to the SEC. Our SEC reports and such other information can be accessed through the Investor Relations section of our website (https://investor.qualcomm.com/). Our Investor Relations website contains a significant amount of information about us, including financial and other information for investors, and it is possible that this information could be deemed to be material information. Accordingly, investors and others interested in Qualcomm should review the information posted on our website in addition to following our press releases, SEC filings and public conference calls and webcasts. The information found on our website is not part of this or any other report we file with or furnish to the SEC.
Information about our Executive Officers
Information about our executive officers (and their ages as of November 1, 2024) are as follows:
Cristiano R. Amon, age 54, has served as President and Chief Executive Officer and as a member of the Board of Directors since June 2021. Mr. Amon served as President and Chief Executive Officer-elect from January 2021 to June 2021 and President from January 2018 to January 2021. He served as Executive Vice President, Qualcomm Technologies, Inc. (QTI), a subsidiary of Qualcomm Incorporated, and President, QCT, from November 2015 to January 2018. He served as Executive Vice President, QTI and Co-President, QCT from October 2012 to November 2015, Senior Vice President and Co-President, QCT from June 2012 to October 2012 and as Senior Vice President, QCT Product Management from October 2007 to June 2012, with responsibility for our product roadmap, including the Snapdragon platforms. Mr. Amon joined Qualcomm in 1995 as an engineer and throughout his tenure at Qualcomm has held several other technical and leadership positions. Mr. Amon has been a member of the board of directors of Adobe Inc. since October 2023. Mr. Amon holds a B.S. in Electrical Engineering and an honorary doctorate from UNICAMP, the State University of Campinas, Brazil.
Heather Ace, age 54, has served as Chief Human Resources Officer since March 2020. Prior to joining Qualcomm, Ms. Ace was Senior Vice President, Human Resources at DexCom, Inc., a provider of continuous glucose monitoring, from July 2016 to March 2020. Prior to DexCom, she was Executive Vice President, Human Resources at Orexigen Therapeutics, Inc., a developer of treatments for obesity, from January 2016 to July 2016. Ms. Ace was Integration Leader for Royal Philips, leading the cross-functional integration of Philips Healthcare’s acquisition of Volcano Corporation, from January 2015 to January 2016. She was Executive Vice President, Human Resources at Volcano Corporation from May 2012 to January 2015. Prior to May 2012, Ms. Ace served in various senior executive roles in human resources, post-acquisition/merger integration and employment law at Life Technologies Corporation. She began her career at Gray, Cary, Ware & Freidenrich (now DLA Piper) as a litigation and transactional employment attorney, specializing in mergers and acquisitions. Ms. Ace holds a B.A. in Law & Society from the University of California, Santa Barbara and a J.D. from Santa Clara School of Law.
Ann Chaplin, age 51, has served as General Counsel and Corporate Secretary since November 2021. Prior to joining Qualcomm, Ms. Chaplin served at General Motors Company as Corporate Secretary and Deputy General Counsel, U.S., Transformation Initiatives and Corporate Securities from February 2021 to November 2021, Deputy General Counsel and Chief Compliance Officer, North America, Transformation Projects and Compliance from April 2019 to February 2021, Deputy General Counsel, Commercial, Transportation as a Service, Litigation and Regulation from January 2018 to April 2019, Deputy General Counsel, Intellectual Property, Regulation and Litigation from June 2017 to January 2018 and Deputy General Counsel, Litigation from December 2015 to June 2017. Prior to General Motors, Ms. Chaplin was an attorney at Fish & Richardson P.C. from February 2001 to December 2015, last holding the position of Litigation Practice Group Leader/Litigation Equity Principal. She began her career as an intellectual property litigation attorney at the law firm of Robins, Kaplan, Miller & Ciresi LLP. Ms. Chaplin holds a B.A in Sociology of Law from the University of Minnesota and a J.D. from Harvard Law School.
Akash Palkhiwala, age 49, has served as Chief Financial Officer since November 2019 and as Chief Operating Officer since January 2024. Mr. Palkhiwala served as Senior Vice President and Interim Chief Financial Officer from August 2019 to November 2019. He served as Senior Vice President, QCT Finance, QTI from December 2015 to August 2019 and Senior Vice President and Treasurer from October 2014 to December 2015. Mr. Palkhiwala served in various other finance and leadership roles since joining Qualcomm in March 2001. Prior to joining Qualcomm, he was an Analyst at KeyBank. Mr. Palkhiwala holds an undergraduate degree in Mechanical Engineering from L.D. College of Engineering in India and an M.B.A from the University of Maryland.
Alexander H. Rogers, age 67, has served as President, QTL and Global Affairs since June 2021. Mr. Rogers served as President, QTL from October 2016 to June 2021, Senior Vice President and President, QTL from September 2016 to October 2016, Senior Vice President, Deputy General Counsel and General Manager, QTL from March 2016 to September 2016, Senior Vice President and Deputy General Counsel from October 2015 to March 2016 and Senior Vice President and Legal Counsel from April 2007 to October 2015. Prior to QTL, he led Qualcomm’s litigation group. Mr. Rogers joined Qualcomm in January 2001 as an attorney. Prior to joining Qualcomm, he was a partner at the law firm of Gray, Cary, Ware & Freidenrich (now DLA Piper), specializing in intellectual property and commercial litigation. Mr. Rogers holds a B.A. and an M.A. in English Literature from Georgetown University and a J.D. from Georgetown University Law Center.

James H. Thompson, age 60, has served as Chief Technology Officer, QTI since March 2017. Dr. Thompson served as Executive Vice President, Engineering, QTI from October 2012 to March 2017 and Senior Vice President, Engineering from July 1998 to October 2012. He joined Qualcomm in 1992 as a senior engineer and throughout his tenure at Qualcomm has held several other technical and leadership positions. Dr. Thompson holds a B.S., an M.S. and a Ph.D. in Electrical Engineering from the University of Wisconsin.
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
Further, while we derive a portion of our revenues from areas outside of mobile handsets, e.g., from industries such as automotive and IoT, certain product categories within those industries may in themselves be subject to high levels of customer concentration.
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
Similarly, we derive a significant portion of our revenues from Chinese OEMs. Certain of our customers in China have developed, and others may in the future develop, their own integrated circuit products and use such integrated circuit products in their devices rather than our integrated circuit products, including due to pressure from or policies of the Chinese government (whose Made in China 2025 campaign, announced in 2015, targeted 70% semiconductor self-sufficiency by 2025), concerns over losing access to our integrated circuit products as a result of actual, threatened or potential U.S. or Chinese government actions or policies, including trade protection or national security policies, or other reasons. See also the Risk Factor titled “A significant portion of our business is concentrated in China, and the risks of such concentration are exacerbated by U.S./China trade and national security tensions.”
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
Due to various factors, including pressure, encouragement or incentives from, or policies of, the Chinese government (such as its Made in China 2025 campaign), concerns over losing access to our integrated circuit products as a result of actual, threatened or potential U.S. or Chinese government actions or policies, including trade protection or national security policies, or other reasons, some of our customers in China have developed, and others may in the future develop, their own integrated circuit products and use such integrated circuit products in their devices, or use our competitors’ integrated circuit products in their devices, rather than our products, which could materially harm our business, revenues, results of operations, cash flows and financial position. See also the Risk Factor titled “Our business, particularly our semiconductor business, may suffer as a result of our customers vertically integrating (i.e., developing their own integrated circuit products).”
Political actions, including trade protection and national security policies of the U.S. and Chinese governments, such as tariffs, bans or placing companies on restricted entity lists, have in the past, currently are and could in the future limit or prevent us from transacting business with certain of our Chinese customers or suppliers, limit, prevent or discourage certain of our Chinese customers or suppliers from transacting business with us, or make it more expensive to do so. Given our revenue concentration in China, if, due to actual, threatened or potential U.S. or Chinese government actions or policies: we were further limited in, or prohibited from, selling our integrated circuit products to Chinese customers; our non-Chinese OEM customers were limited in, or prohibited from, selling devices that incorporate our integrated circuit products into China; Chinese OEMs develop and use their own integrated circuit products or use our competitors’ integrated circuit products in some or all of their devices rather than our integrated circuit products; Chinese tariffs on our integrated circuit products or on devices which incorporate our integrated circuit products made purchasing such products or devices more expensive to our Chinese customers or Chinese consumers; or our Chinese licensees delay or cease making payments of license fees they owe us, our business, revenues, results of operations, cash flows and financial position could be materially harmed. Similarly, if, due to U.S. or Chinese government actions or policies, we were limited in or prohibited from obtaining critical integrated circuit products from our suppliers in China, or we or our customers were limited in or prohibited from selling in the United States products containing technologies with Chinese-origin content, our business, revenues, results of operations, cash flows and financial position could be materially harmed. See also the Risk Factors titled “We derive a significant portion of our revenues from a small number of customers and licensees, and particularly from their sale of premium tier handset devices. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuates, our business and results of operations could be negatively affected” and “Our business, particularly our semiconductor business, may suffer as a result of our customers vertically integrating (i.e., developing their own integrated circuit products).”
For example, we previously sold 4G and other integrated circuit products, including Wi-Fi products, but excluding 5G products, to Huawei under export licenses from the U.S. Department of Commerce. On May 7, 2024, the U.S. Department of Commerce informed us that it was revoking our license to export 4G and certain other integrated circuit products to Huawei, effective immediately, and we implemented procedures to immediately comply. Accordingly, we do not expect to receive any further product revenues from Huawei. Product revenues from Huawei in fiscal 2024, prior to our license being revoked on May 7, 2024, were approximately $560 million. Additionally, to the extent that Huawei’s devices take share from Chinese OEMs that utilize our products or from non-Chinese OEMs that utilize our products in devices they sell into China, our revenues, results of operations and cash flows could be further impacted.
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
While we continue to invest significant resources toward advancements of foundational technologies, including wireless connectivity, high-performance and low-power computing and on-device artificial intelligence (AI), we also invest in new and expanded product areas, and industries and applications beyond mobile handsets, by utilizing our existing technical and business expertise and through acquisitions or other strategic transactions.
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
•health crises, including epidemics or pandemics, and government and business responses thereto, which impact our suppliers, including as a result of quarantines or closures;
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
We cannot guarantee that the actions of our suppliers will not cause disruptions in our operations that could harm our ability to meet our delivery obligations to our customers or increase our cost of sales. To the extent we are unable to obtain adequate supply to meet our delivery obligations, we may be obligated to make payments to our customers for such shortfalls. From time to time, the global semiconductor industry experiences demand for integrated circuits that exceeds the industry’s capacity to meet that demand. Our ability to meet increased demand for our products has been in the past and may in the future be limited due to the inability to obtain the additional manufacturing, assembly and test capacity necessary to fully meet such demand. If we are unable to fully meet customer demand, this could result in lost sales opportunities, reduced revenue growth and harm to our customer relationships. These issues may be exacerbated if customers overstate their expected demand requirements in order to procure additional supply, which could negatively impact our ability to forecast and to allocate supply appropriately among our customers. The above issues may also be exacerbated with respect to our platform solutions, which already entail a great deal of complexity due to differing lead-times, technologies and suppliers for each integrated circuit product included in such solutions. Additionally, our suppliers have in the past and may in the future increase their prices during periods of capacity constraints, or for other reasons, thus increasing our costs. We expect transitions to new generations of leading process technology nodes to continue to drive product cost increases from certain of our key semiconductor wafer suppliers, which may negatively impact our margins.
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
See also the Risk Factor below titled “There are numerous risks associated with the operation and control of our manufacturing facilities, including a higher portion of fixed costs relative to a fabless model; environmental compliance and liability; impacts related to climate change; exposure to natural disasters, health crises, geopolitical conflicts and cyber-attacks; timely supply of equipment and materials; and various manufacturing issues” as similar risks may be applicable to our third-party suppliers’ manufacturing facilities, which could result in disruptions to our business or additional costs to us, and negatively impact our results of operations.
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
We are subject to many complex environmental, health and safety laws, regulations and rules in each jurisdiction in which we operate our manufacturing and other facilities. The regulatory landscape in these areas continues to evolve, and we anticipate additional laws, regulations and rules in the future. In particular, new, or changes in, environmental and climate change laws, regulations or rules, including relating to greenhouse gas emissions, could lead to new or additional investments in production processes and could increase environmental compliance expenditures. In addition, certain environmental laws impose strict, and in certain circumstances joint and several, liability on current or previous owners or operators of real property, or parties who arranged for hazardous substances to be sent to disposal or treatment facilities, for the cost of investigation, removal or remediation of hazardous substances. As a result, we may incur clean-up costs in connection with any such removal or remediation efforts, as well as other third-party claims in connection with contaminated sites. In addition, we could be held liable for consequences arising out of human exposure to hazardous substances or other environmental damage. If we, or companies or facilities we acquire or have acquired, in the past failed or in the future fail to comply with any such laws and regulations, then we could incur regulatory penalties, fines and legal liabilities; suspension of production; significant compliance requirements; alteration of our manufacturing, assembly or test processes; restriction on our ability to modify or expand our facilities; damage to our reputation; and restrictions on our operations or sales. We are also required to obtain and maintain environmental permits from governmental authorities for certain of our operations. We cannot make assurances that we will at all times be in compliance with such laws, regulations, rules and permits. See also the risk factor titled “Our business may suffer due to the impact of, or our failure to comply with, the various existing, new or amended laws, regulations, policies or standards to which we are subject.”
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
We have manufacturing facilities in Asia and Europe, and the primary warehouses where we store finished goods are located in Asia. If tsunamis, flooding, earthquakes, volcanic eruptions, drought or other natural disasters, effects of climate change, acts of war or other geopolitical conflicts were to damage, destroy or disrupt any of these facilities, it could disrupt our operations, cease or delay production and shipments of inventory and result in costly repairs, replacements or other costs and lost business. In addition, natural disasters, effects of climate change, acts of war or other geopolitical conflicts may result in disruptions in transportation, distribution channels and supply chains and significant increases in the prices of raw materials. Further, health crises, including epidemics or pandemics, and government and business responses thereto, could affect our manufacturing facilities, including by resulting in quarantines and/or closures, which could result in disruptions to and potential closures of our manufacturing operations. Our manufacturing operations could also be disrupted by cyber-attacks on our IT systems, as described in the Risk Factor below titled “Our business and operations could suffer in the event of security breaches of our IT systems, or other misappropriation of our technology, intellectual property or other proprietary or confidential information.”
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
The successful operation of various functions within our business, as well as the protection of our intellectual property and other proprietary or confidential information, depend in part on the security and functionality of our IT systems. Third parties regularly attempt to gain unauthorized access to our IT systems, and many such attacks are increasingly more sophisticated. These attacks, which might be related to industrial, corporate or other espionage, criminal hackers or state-sponsored intrusions, include trying to covertly introduce malware to our computers and networks, including those in our manufacturing operations, exploiting vulnerabilities in hardware, software or other IT infrastructure and impersonating authorized users, among others. We are also subject to ransom-style cyber-attacks, which could expose our confidential or proprietary information, demand payment of money and/or impact our IT systems and cause widespread disruption to our business, including our manufacturing operations. Third parties that store and/or process our confidential information, or that provide products, software or services used in our IT infrastructure, are subject to similar attacks, which could also result in malware being introduced into our IT infrastructure, e.g., through the third parties’ software and/or software updates. Such attacks could result in the misappropriation, theft, misuse, disclosure, loss or destruction of the technology, intellectual property, or the proprietary, confidential or personal information, of us or our employees, customers, licensees, suppliers or other third parties, as well as damage to or disruptions in our IT systems. Any damage to or disruptions in our IT systems as a result of cyber-attacks or for other reasons, such as issues related to third-party software or services used in our IT infrastructure, could significantly disrupt our business operations.
Although we maintain a cybersecurity program to manage cybersecurity risks, as more fully described in the “Cybersecurity” section of this Annual Report, we cannot anticipate, detect, repel or implement fully effective preventative measures against all cybersecurity threats, particularly because the techniques used are increasingly sophisticated and constantly evolving. For example, as AI continues to evolve, cyber-attackers could also use AI to develop malicious code and increasingly sophisticated phishing attempts. As part of our cybersecurity program, we seek to identify and remediate vulnerabilities in our IT systems and software (including third party software used in our IT systems) that could be exploited by hackers or other malicious actors. However, we may not be aware of all such vulnerabilities, and we may fail to identify and/or remediate such vulnerabilities before they are exploited. Attempts to gain unauthorized access to our IT systems or other attacks have in the past, in certain instances and to certain degrees, been successful (but have not caused significant harm), and may in the future be successful, and in some cases, we might be unaware of an incident or its magnitude and effects.
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
Our future success depends upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to identify, attract, retain and motivate them. Implementing our business strategy requires specialized engineering and other talent, as our revenues are highly dependent on technological and product innovations. In addition, in order to extend our business into certain new and expanded product areas and industries and applications beyond mobile handsets, we need to attract, retain and motivate engineering and other technical personnel with specialized skills in these areas, and these skills are in high demand among our competitors. The market for employees in our industry is extremely competitive, and competitors for talent, particularly engineering talent, increasingly attempt to hire, and to varying degrees have been successful in hiring, our employees or employment candidates, including by establishing or expanding local offices near our headquarters in San Diego, California. Further, the increased availability of remote working arrangements has expanded the pool of companies that can compete for our employees and employment candidates. A number of such competitors for talent are significantly larger than us and/or offer compensation in excess of what we offer or other benefits that we do not offer, including remote work policies that may be perceived as more favorable than ours. Further, existing immigration laws make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the United States, making the pool of available talent even smaller. If we are unable to attract or retain qualified employees or fail to maintain employee productivity due to any of the factors described above or for other reasons, our business could be adversely impacted.
RISKS SPECIFIC TO OUR LICENSING BUSINESS
The continued and future success of our licensing programs requires us to continue to evolve our patent portfolio and to renew or renegotiate license agreements that are expiring.
We own a very strong portfolio of issued and pending patents related to 3G, 4G, 5G and other technologies. It is critical that we continue to evolve our patent portfolio, particularly in 5G and next-generation technologies. If we do not maintain a strong portfolio that is applicable to current and future standards, products and services, our future licensing revenues could be negatively impacted.
The patent license agreements that generate a significant portion of our licensing revenues are effective for a specified term. To receive royalties after the expiration date of the specified term, we will need to extend or modify such license agreements or enter into new license agreements with the applicable licensees. We might not be able to extend or modify license agreements, or enter into new license agreements, in the future without negatively affecting the material terms and conditions of our license agreements with such licensees, and such modifications or new agreements may negatively impact our revenues. In some circumstances, we may extend, modify or enter into new license agreements as a result of arbitration or litigation, and terms imposed by arbitrators or courts may be less favorable to us than existing terms, and may impact the financial or other terms of license agreements not subject to the litigation or arbitration. If there is a delay in extending, modifying or entering into a new license agreement with a licensee, there would be a delay in our ability to recognize revenues related to that licensee’s product sales. Further, if we are unable to reach agreement on such modifications or new agreements, it could result in patent infringement and/or other litigation with such licensees. Finally, certain of our license agreements contain binding renewal provisions which provide that if the parties are unable to agree upon the terms and conditions of a new license agreement by a specified date, either party may initiate binding arbitration proceedings to establish such terms and conditions, which would become effective immediately after the expiration of the prior agreement. Nonetheless, in either event, we may not be able to recognize some or any revenues related to that licensee’s product sales until such new license agreement is finalized.
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
Some SDOs, courts and governmental agencies have adopted, and may in the future adopt, some or all of these interpretations or proposals in a manner adverse to our interests, including in litigation to which we may not be a party. Further, SDOs in certain countries may attempt to modify widely accepted standards and claim the resulting standard as their own. In addition, governments may enact policies concerning standard-essential patents, such as the European Commission’s proposed regulations which would create a new regulatory scheme for standard-essential patents, that may have various consequences, some of which may be detrimental, such as by devaluing standard-essential patents or disrupting worldwide technology standards. Other jurisdictions may adopt similar regulatory schemes, which could also have such effects.
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
Due to the higher margin contribution of our licensing business relative to our chipset business, any reduction in licensing revenues could have a disproportionate impact on the cash resources we have available for other purposes, such as research and development.
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
Our revenues and growth in revenues could be negatively impacted, our business may be harmed and our substantial investments in these technologies may not provide us an adequate return, if: our customers’ and licensees’ sales of products, particularly premium-tier handset products, and services using these technologies, or average selling prices of such products, decline due to, for example, the maturity of smartphone penetration in developed regions, including China; we do not continue to maintain our intellectual property and technical leadership in 5G, including in ongoing 5G standardization efforts, or we fail to establish such leadership in future generations of wireless technology; we are unable to drive the adoption of our products into networks and devices, including devices beyond mobile handsets; consumers’ rates of replacement of smartphones and other devices decline; or there is a shift in consumer demand away from new devices in favor of refurbished or secondhand devices.

Our industry is subject to intense competition in an environment of rapid technological change. Our success depends in part on our ability to adapt to such change and compete effectively; and such change and competition could result in decreased demand for our products and technologies or declining average selling prices for our products or those of our customers or licensees.
Our products and technologies face significant competition. Competition may intensify as our current competitors expand their product offerings, improve their products or reduce the prices of their products as part of a strategy to maintain existing business and customers or attract new business and customers, as new opportunities develop, and as new competitors enter the industry. Competition in the semiconductor industry is affected by various factors that include, among others: OEM concentrations; vertical integration; competition in certain geographic regions; government intervention or support of national industries or competitors; the ability to maintain product differentiation in light of evolving industry standards and speed of technological change (including the transition to smaller geometry process technologies, the demand for always on, always connected capabilities, the increasing use of AI and machine learning technologies and the need to run complex AI-based applications on devices); access to capacity in the supply chain; and value-added features that drive selling prices and consumer demand for new devices.
We anticipate that additional competitors will introduce products as a result of growth opportunities in the industries in which we operate, the trend toward global expansion by foreign and domestic competitors, and technological and public policy changes. Additionally, the semiconductor industry has experienced and may continue to experience consolidation, which could result in significant changes to the competitive landscape. For example, if any key supplier of technologies and intellectual property to the semiconductor industry was sold to one of our competitors, it could negatively affect our ability to procure or license such technologies and intellectual property in the future, at all or upon acceptable terms, which could have wide-ranging impacts on our business and operations.
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
•continue to be a leader in mobile, and drive the adoption of our technologies and integrated circuit products into the most popular device models and across a broad spectrum of devices in mobile, such as smartphones, tablets, PCs and other mobile computing devices;
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
We compete with many different semiconductor companies, ranging from multinational companies with integrated research and development, manufacturing, sales and marketing organizations across a broad spectrum of product lines, to companies that are focused on a single application, industry or standard product, including those that produce products for mobile handsets, automotive or IoT, among others. Most of these competitors compete with us with respect to some, but not all, of our businesses or product lines. Companies that design integrated circuits based on CDMA, OFDMA, Wi-Fi or their derivatives are generally competitors or potential competitors. Examples (some of which are strategic partners of ours in other areas) include Broadcom, HiSilicon, MediaTek, Mobileye, Nvidia, NXP Semiconductors, Qorvo, Samsung, Skyworks, Texas Instruments and UNISOC. Some of these current and potential competitors may have advantages over us that include, among others: motivation by our customers in certain circumstances to use our competitors’ integrated circuit products, to utilize their own internally-developed integrated circuit products and/or sell such products to others, or to utilize alternative technologies; lower cost structures or a willingness and ability to accept lower prices or lower margins for their products, particularly in China; foreign government support of other technologies, competitors or OEMs that sell devices that do not contain our integrated circuit products; better known brand names; ownership and control of manufacturing facilities and greater expertise in manufacturing processes; the development and sale of infrastructure equipment for wireless networks, which may enable such competitors to better optimize their integrated circuit products for performance on those networks; more extensive relationships with local distribution companies and OEMs in certain geographic regions (such as China); more experience in industries and applications beyond mobile handsets (such as automotive and IoT); and a more established presence in certain regions.
In addition, certain of our largest customers have in the past utilized, currently utilize and may in the future utilize our competitors’ integrated circuit products in some or all of their devices, rather than our products. Further, certain of those customers, such as Apple and Samsung, have developed, are developing or may develop their own integrated circuit products (effectively making them competitors), which they have in the past utilized, currently utilize or may in the future utilize in some or all of their devices, rather than our products. See also the Risk Factor titled “Our business, particularly our semiconductor business, may suffer as a result of our customers vertically integrating (i.e., developing their own integrated circuit products).”
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
Our products are complex and may contain defects, errors or security vulnerabilities, or experience failures or unsatisfactory performance, due to any number of issues, including issues in materials, design, fabrication, packaging and/or use within a system. Development of products in new domains of technology, and the migration to integrated circuit technologies with smaller geometric feature sizes, increases complexity and adds risk to manufacturing yields and reliability, and increases the likelihood of product defects, errors or security vulnerabilities. Defects, errors, security vulnerabilities or other unintended functionality could also be introduced into our products by cyber-attacks or other actions by malicious actors, either directly or through third-party products or software used in our products or IT infrastructure. Further, because of the complexity of our products, defects, errors or security vulnerabilities might only be detected when the products are in use. Risks associated with product or technology defects, errors or security vulnerabilities are exacerbated by the fact that our customers typically integrate our products into consumer and other devices, including motor vehicles or motor vehicle systems. We routinely monitor for and assess security vulnerabilities in our products and offer remediation measures if appropriate. However, we may not be aware of all such vulnerabilities, and we may fail to identify and/or provide remediation measures for vulnerabilities (or our customers may fail to implement remediation measures) before they are exploited.
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
Our products may be responsible for critical functions in our customers’ products and networks. Failure of our products to perform to specifications, meet certain regulatory or industry standards (including product safety and information security standards, which may differ by region, geography and industry, and which are particularly stringent in the automotive industry), or other product defects, errors or security vulnerabilities, could lead to substantial damage to the products we sell to our customers, the devices into which our products are integrated and the end users of such devices, and potentially to our customers’ IT infrastructure. Such defects, errors or security vulnerabilities could give rise to significant costs, including costs related to developing solutions, recalling products or participating in customer recalls (for example, in the automotive industry), repairing or replacing defective products, writing down defective inventory or indemnification obligations under our agreements, and could result in the loss of sales and divert the attention of our engineering personnel from our product development efforts. In addition, defects, errors or security vulnerabilities in our products could result in failure to achieve market acceptance, a loss of design wins, a shifting of business to our competitors, and litigation or regulatory actions against us, and could harm our reputation, our relationships with customers and partners and our ability to attract new customers, as well as the perceptions of our brand. Other potential adverse impacts of product defects, errors or security vulnerabilities include shipment delays, write-offs of property, plant and equipment and intangible assets, and losses on unfavorable purchase commitments. In addition, defects, errors or security vulnerabilities in the products of our customers or licensees could cause a delay or decrease in demand for the products into which our products are integrated, and thus for our products.
In addition, the occurrence of defects, errors or security vulnerabilities may give rise to product liability or other commercial claims, particularly if such defects, errors or security vulnerabilities in our products or the technology we use, or the products into which they are integrated, result in personal injury or death, or customer field actions (for example, in the automotive industry, where such term means automotive product-related service actions or repairs for defects, whether safety-related or not). If a product liability or other commercial claim is brought against us, the cost of defending the claim could be significant, and could divert the attention of our technical and management personnel and harm our business, even if we are successful. We may be named in product liability claims even if there is no evidence that our products caused the damage in question, and even though we may have indemnity from our customers, and such claims could result in significant costs and expenses. We may also be required to indemnify and/or defend our customers from product liability claims relating to our products. Further, our business liability insurance may be inadequate, may not cover the claims, and future coverage may be unavailable on acceptable terms, which could adversely impact our financial results. The above is exacerbated by the fact that our products may be used, and perform critical functions, in various high-risk applications such as: automobiles, including ADAS/AD functions; cameras and artificial intelligence, including home and enterprise security; home automation, including smoke and noxious gas detectors; medical condition monitoring; location and asset tracking and management, including wearables for child safety and elderly health; robotics, including public safety drones and autonomous municipality vehicles; and XR for treatment of phobias or PTSD, early detection of disorders or special needs, among others.
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
From time to time, companies have asserted, and may again assert, patent, copyright, trademark or other intellectual property claims against us relating to our technologies or products, including those we have acquired from other companies. These claims have resulted and may again result in our involvement in litigation, and we are currently involved in such litigation, including certain matters described in this Annual Report in “Notes to Consolidated Financial Statements, Note 7. Commitments and Contingencies.” We may not prevail in such litigation given, among other factors, the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products were found to infringe another company’s intellectual property, we could be subject to an injunction or be required to redesign our products, or to license such intellectual property or pay damages or other compensation to such other company (any of which could be costly). If we are unable to redesign our products, license such intellectual property used in our products or otherwise distribute our products (e.g., through a licensed supplier), we could be prohibited from making and selling our products. Similarly, our suppliers could be found to infringe another company’s intellectual property, and such suppliers could then be enjoined from providing products or services to us.

In any potential dispute involving us and another company’s patents, copyrights, trademarks or other intellectual property, our chipset foundries, semiconductor assembly and test providers and customers could also become the targets of litigation. We are contingently liable under certain product sales, services, license and other agreements to indemnify certain customers, chipset foundries and semiconductor assembly and test service providers against certain types of liability and damages arising from qualifying claims of patent infringement by products sold by us, or by intellectual property provided by us to our chipset foundries and semiconductor assembly and test service providers. Reimbursements under indemnification arrangements could have an adverse effect on our results of operations and cash flows. Furthermore, litigation could severely disrupt the supply of our products and the businesses of our chipset customers and their customers, which in turn could harm our relationships with them and could result in a decline in our chipset sales or a reduction in our licensees’ sales, causing a corresponding decline in our chipset or licensing revenues. Any claims, regardless of their merit, could be time consuming to address, result in costly litigation, divert the efforts of our technical and management personnel, cause product release or shipment delays and/or damage to our customer relationships, any of which could have an adverse effect on our results of operations and cash flows.
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
We have operations and facilities in the United States and many other countries throughout the world. We derive a significant portion of our revenues from Chinese OEMs and from non-Chinese OEMs that utilize our integrated circuit products in devices they sell into China (which has the largest number of smartphone users in the world); our key suppliers and their manufacturing foundries and assembly, test and other facilities are primarily located in Taiwan and Korea; our manufacturing facilities for RFFE and RF products are located in China, Germany and Singapore; the primary warehouses where we store finished goods for fulfillment of customer orders are located in Singapore; and a significant portion of our workforce (including engineering and other technical personnel) is based in India. Acts of war, terrorism, geopolitical conflicts, political instability or tensions such as the current geopolitical tensions involving China and Taiwan, natural disasters, the effects of climate change, pandemics or other health crises affecting any of the regions in which we operate, and particularly those in which our customers, suppliers, manufacturing facilities and/or significant portions of our workforce are concentrated, could significantly disrupt our business by, among others: reducing demand for our products and services or end-user devices incorporating our products or intellectual property; impairing our customers’ or licensees’ ability to purchase or pay for our products, services or intellectual property; delaying or preventing our suppliers from providing us with critical components or raw materials; delaying or preventing our foundry or semiconductor assembly and test providers from manufacturing, assembling or testing our products; preventing us from manufacturing products or shipping finished products; damaging or destroying inventory; delaying or preventing network operators from upgrading their wireless networks to meet new technology standards; or preventing a significant number of our employees, or employees who perform critical functions, from performing their duties for us. For example, our business depends on our ability to receive consistent and reliable chipset supply from our foundry partners, particularly in Taiwan. Consequently, a significant or prolonged military or other geopolitical conflict involving China and Taiwan could severely limit or prevent us from receiving chipset supply from Taiwan, which would have a material adverse impact on our business (and likely on the semiconductor industry as a whole). In addition, acts of war, terrorism, geopolitical conflicts, political instability or tensions, natural disasters, the effects of climate change, pandemics or other health crises impacting any of these regions could also result in a decline in global, regional or local economic conditions generally, or increased volatility in financial markets, which could have adverse effects on our business and financial results. See also the Risk Factor titled “We operate in the highly cyclical semiconductor industry, which is subject to significant downturns. We are also susceptible to declines in global, regional and local economic conditions generally. Our stock price and financial results are subject to substantial quarterly and annual fluctuations due to these dynamics, among others.” Any such events may also have the effect of exacerbating the other risks discussed in this “Risk Factors” section.
Our business may suffer due to the impact of, or our failure to comply with, the various existing, new or amended laws, regulations, policies or standards to which we are subject.
Our business and products, and those of our customers and licensees, are subject to various laws, rules and regulations globally, as well as government policies and the specifications of international, national and regional communications standards bodies (collectively, Regulations). These include, among others, Regulations related to: patent licensing practices; antitrust, competition and competitive business practices; protection of intellectual property; cybersecurity; privacy and data protection; AI technologies; imports and exports, such as the U.S. Export Administration Regulations administered by the U.S. Department of Commerce; trade and trade protection including tariffs; foreign policy and national security; the flow of funds out of certain countries (e.g., China); automotive industry safety, security and quality standards; environmental protection (including climate change), health and safety; supply chain, responsible sourcing (including the use of conflict minerals) and human rights; spectrum availability and license issuance; adoption of standards; taxation; labor, employment and human capital; corporate governance; public disclosure and reporting (including reporting of ESG-related data); and business conduct. Compliance with, or changes in the interpretation of, existing Regulations, the adoption of new Regulations, changes in the oversight of our activities by governments or standards bodies, or rulings in court, regulatory, administrative or other proceedings relating to such Regulations, among others, could have an adverse effect on our business and results of operations. See also the Risk Factors titled “Our business may suffer as a result of adverse rulings in governmental investigations or proceedings or other legal proceedings,” “Changes in our patent licensing practices, whether due to governmental investigations, legal challenges or otherwise, could adversely impact our business and results of operations,” “A significant portion of our business is concentrated in China, and the risks of such concentration are exacerbated by U.S./China trade and national security tensions,” “There are numerous risks associated with the operation and control of our manufacturing facilities, including a higher portion of fixed costs relative to a fabless model; environmental compliance and liability; impacts related to climate change; exposure to natural disasters, health crises, geopolitical conflicts and cyber-attacks; timely supply of equipment and materials; and various manufacturing issues,” and “Tax liabilities could adversely affect our results of operations.”
Regulations are complex and changing (which may create uncertainty regarding compliance), are subject to varying interpretations, and their application in practice may evolve over time. In addition, and especially in developing regulatory areas (for example, AI, privacy and data protection, and ESG-related reporting), Regulations may differ by country or by state within the United States, and may be conflicting in certain cases. As a result, our efforts to comply with Regulations may fail, particularly if there is ambiguity as to how they should be applied in practice. Failure to comply with any Regulation may adversely affect our business, results of operations and cash flows. New Regulations, or evolving interpretations thereof, may cause us to incur higher costs as we revise current practices, policies or procedures; may divert management time and attention to compliance activities; and may negatively impact our ability to conduct business in certain jurisdictions.
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
Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (BEPS) project that was undertaken by the Organization for Economic Co-operation and Development (OECD). The OECD, representing a coalition of member countries, has made certain changes, including the Pillar Two framework, which imposes a minimum tax of 15% in each taxing jurisdiction. The OECD is contemplating additional changes to numerous long-standing tax principles. These changes, if and as adopted by countries, may increase tax uncertainty and may adversely affect our provision for income taxes, results of operations and cash flows.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
To identify, assess and manage cybersecurity risks, we maintain an IT security/cybersecurity program (Cybersecurity Program) that is informed in part by international frameworks as well as our specific security requirements and cybersecurity risk profile. We have implemented policies, procedures, processes and administrative, physical and technical controls designed to protect, defend and mitigate effects to us from cybersecurity threats and incidents. For example, we provide recurring employee cybersecurity training to help our employees better understand cybersecurity threats, our policies, actions and approach to managing this type of risk and how they can help increase our security posture.
Our Cybersecurity Program also includes an incident response process that is overseen by our Vice President of Cybersecurity and supported by an internal team of cybersecurity specialists, with involvement from business, legal and senior management as appropriate. In the event of a cybersecurity incident, a technical cybersecurity team investigates and addresses the threat, while a cross-functional team assesses the incident to inform criticality determinations and response efforts, including escalations of the incident to senior management as appropriate.
We evaluate and update our cybersecurity risk profile through ongoing assessment of the cybersecurity threat landscape and security monitoring. Our cybersecurity risk profile is used as an input to identify, assess and update our Cybersecurity Program, and associated priorities are updated as new risk information becomes available. Information security, including cybersecurity, is also incorporated into our overall Enterprise Risk Management (ERM) program. Our ERM Operating Committee includes members in senior leadership positions across various functional areas that evaluate enterprise risks and develop and monitor associated mitigation plans. Cybersecurity related risks are included in the risk universe that the committee evaluates to assess top risks to the enterprise. As part of our ERM program, our executive leadership team receives annual updates on enterprise risks, including cybersecurity risks, as well as their potential impact, likelihood, potential mitigation plans and status.
Our Cybersecurity Program, and portions thereof, are periodically reviewed by third-party assessors, consultants, auditors or other firms. For example, we periodically conduct penetration tests and tabletop exercises to simulate attacks against our infrastructure, systems, or portions thereof, in order to validate the efficacy of our security controls and response capabilities. Such exercises are typically conducted with assistance from third-party advisors and experts. Incident response efforts are also supported by external resources such as legal advisors, cybersecurity forensic firms, communications specialists, and other outside advisors and experts as well as law enforcement support, as appropriate. We benefit from engaging third parties to provide specialized skills, knowledge, tools and resources, and such third parties may also help reduce costs, increase efficiency and/or improve the quality of our Cybersecurity Program.
Our supplier community (including suppliers of IT services and other third-party service providers) plays a large role in Qualcomm’s success, and we believe in engaging with our suppliers to help them protect against cybersecurity threats. We operate a supplier cybersecurity assurance program, which is integrated with our procurement processes and supported by the relevant groups within the legal organization, to assess and attempt to mitigate potential cybersecurity risks across our supplier community commensurate with their cybersecurity risk. Specifically, based on a risk classification of the supplier, our third-party risk management process includes steps such as the evaluation of a supplier’s security controls, posture and maturity as well as the identification and treatment of cybersecurity-related risks.
Notwithstanding our Cybersecurity Program as described above, we cannot anticipate, detect, repel or implement fully effective preventative measures against all cybersecurity threats, particularly because the techniques used are increasingly sophisticated and constantly evolving. Like many companies, we have encountered intrusions and attempts to gain unauthorized access to our IT systems or other attacks and incidents, and we have had third-party service providers who have encountered intrusions. However, during fiscal 2024, we did not identify any risks from cybersecurity threats that materially affected or are reasonably anticipated to materially affect our business strategy, results of operations or financial condition. For additional information about the cybersecurity risks we face, including how such risks could affect us in the future, see Part I, Item 1A, “Risk Factors” in this Annual Report, including the Risk Factors titled “Our business and operations could suffer in the event of security breaches of our IT systems, or other misappropriation of our technology, intellectual property or other proprietary or confidential information” and “Failures in our products, or in the products of our customers or licensees, including those resulting from security vulnerabilities, defects or errors, could harm our business.”
Governance
Our Board of Directors has primary responsibility for oversight of our risk management efforts, with support from its standing committees. In particular, the Audit Committee of our Board assists the Board in fulfilling its oversight responsibilities with respect to our Cybersecurity Program. As part of its oversight of IT security/cybersecurity matters, the Audit Committee receives cybersecurity updates on a quarterly basis and an IT security/cybersecurity briefing from management, typically including our Vice President of Cybersecurity, on at least a semi-annual basis. At least annually, the full Board also receives updates on the Cybersecurity Program and cybersecurity risks. In addition to this regular reporting, significant cybersecurity threats or incidents may also be escalated on an as-needed basis through our organizational structure in accordance with our incident response process.
Key elements of our Cybersecurity Program, including defending against key cybersecurity threats and risks, are overseen by our Vice President of Cybersecurity, the Information Security and Risk Management (ISRM) organization, and certain legal functions under the office of the General Counsel, which includes subject matter experts focused on identifying and managing cybersecurity threats and consequences where technically feasible and commensurate with risk. Our Vice President of Cybersecurity has over 20 years of experience in cybersecurity gained across numerous leadership roles in Qualcomm’s IT and Cybersecurity organization, including security architecture, risk and compliance, incident response, security operations and identity management. That experience is supplemented by the collective experience and expertise across the ISRM organization, which includes the Cyber Security Operations Center, Cyber Defense Engineering Services, Cyber Identity and Architecture, Cyber Governance Risk and Compliance, and Threat Intelligence teams, among others. The Cybersecurity Program is also supported by additional members of senior management, including our Chief Financial Officer and Chief Operating Officer, Chief Technology Officer, Chief Human Resources Officer and General Counsel, through regular reporting and review.
Item 2. Properties
At September 29, 2024, we occupied the following facilities (square footage in millions):

	United States	Other Countries	Total
Owned facilities	4.5	1.3	5.8
Leased facilities	0.8	7.5	8.3
Total	5.3	8.8	14.1
Our headquarters and certain of our research and development and network management hub operations are located in San Diego, California. We also operate owned and leased manufacturing facilities in China, Germany and Singapore, and we own and lease properties around the world for use as sales and administrative offices and research and development centers, primarily in the United States, India and China. Our facility leases expire at varying dates through 2038, not including renewals that are at our option. Several other owned and leased facilities are under construction totaling approximately 0.8 million additional square feet, primarily related to the construction of new facilities in India. We do not identify or allocate facilities by operating segment.
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
Item 3. Legal Proceedings
Information regarding certain legal proceedings is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 7. Commitments and Contingencies.”
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividends
Our common stock is traded on the NASDAQ Global Select Market (NASDAQ) under the symbol “QCOM.” At November 4, 2024, there were 5,848 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
Our purchases of our common stock in the fourth quarter of fiscal 2024 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
June 24, 2024 to July 21, 2024	1,090	$202.29	1,090	$2,108
July 22, 2024 to August 25, 2024	3,006	170.63	3,006	1,595
August 26, 2024 to September 29, 2024	3,406	167.02	3,406	1,026
Total	7,502		7,502
(1) Average Price Paid Per Share excludes cash paid for commissions.
(2) On October 12, 2021, we announced a $10.0 billion stock repurchase program. At September 29, 2024, $1.0 billion remained authorized for repurchase under this stock repurchase program. On November 6, 2024, we announced a new $15.0 billion stock repurchase authorization, which is in addition to the aforementioned program. The stock repurchase programs have no expiration date. Shares withheld to satisfy statutory tax withholding requirements related to the vesting of share-based awards are not issued or considered stock repurchases under our stock repurchase program and, therefore, are excluded from the table above.
Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock, the Standard & Poor’s 500 Stock Index (S&P 500) and the NASDAQ-100 Index (NASDAQ-100) for the five years ended September 29, 2024. The S&P 500 tracks the aggregate price performance of the equity securities of 500 United States companies selected by Standard & Poor’s Index Committee to include companies in leading industries and to reflect the United States stock market. The NASDAQ-100 tracks the aggregate price performance of the 100 largest domestic and international non-financial securities listed on the NASDAQ Stock Market based on market capitalization. Our common stock is a component of each of the S&P 500 and the NASDAQ-100.
The total return for our stock and for each index assumes that $100 was invested at the market close on the last trading day for our fiscal year ended September 29, 2019 and that all dividends were reinvested. All returns are reported as of our fiscal year end, which is the last Sunday in September. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among QUALCOMM Incorporated, the S&P 500 Index and the NASDAQ-100 Index
$350
$300
$250
$200
$150
$100
$50
$0
09/29/19
09/27/20
09/26/21
09/25/22
09/24/23
09/29/24
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
The following section generally discusses fiscal 2024 and 2023 items and year-to-year comparisons between fiscal 2024 and 2023. Discussions of fiscal 2022 items and year-to-year comparisons between fiscal 2023 and 2022 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 24, 2023.
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

Fiscal 2024 Overview
Revenues were $39.0 billion, an increase of 9% compared to revenues of $35.8 billion in fiscal 2023, with net income of $10.1 billion, an increase of 40% compared to net income of $7.2 billion in fiscal 2023. Our fiscal 2024 results included:
•QCT revenues increased by 9% in fiscal 2024 compared to the prior year, primarily due to higher handsets and automotive revenues, partially offset by lower IoT revenues.
•QTL revenues increased by 5% in fiscal 2024 compared to the prior year, primarily due to an increase in estimated sales of 3G/4G/5G-based multimode products.
•We recorded other expenses of $179 million in fiscal 2024 compared to $862 million in fiscal 2023, both of which primarily consisted of restructuring and restructuring-related charges.
•Investment and other income, net increased by $613 million in fiscal 2024 compared to the prior year, primarily due to higher interest rates earned on higher balances of interest-bearing securities.
Results of Operations

Revenues (in millions)
	2024	2023	Change
Equipment and services	$32,791	$30,028	$2,763
Licensing	6,171	5,792	379
	$38,962	$35,820	$3,142
2024 vs. 2023
The increase in revenues in fiscal 2024 was primarily due to:
+    $2.7 billion in higher equipment and services revenue from our QCT segment
+    $266 million in higher licensing revenues from our QTL segment

Costs and Expenses (in millions, except percentages)
	2024	2023	Change
Cost of revenues	$17,060	$15,869	$1,191
Gross margin	56%	56%
2024 vs. 2023
Gross margin percentage remained flat in fiscal 2024.

	2024	2023	Change
Research and development	$8,893	$8,818	$75
% of revenues	23%	25%
2024 vs. 2023
The increase in research and development expenses in fiscal 2024 was due to:
+    $113 million increase in share-based compensation expense
+    $66 million increase in expenses driven by revaluation of our deferred compensation obligation (which resulted in a corresponding increase in net gains on deferred compensation plan assets within investment and other income, net due to the revaluation of the related assets)
-    $104 million decrease driven by lower costs related to the development of wireless and integrated circuit technologies (including 5G and application processor technologies). This was primarily driven by a decrease in employee-related costs as a result of certain restructuring actions taken to fund continued investments in key growth and diversification opportunities, partially offset by higher employee cash incentive program costs.

	2024	2023	Change
Selling, general and administrative	$2,759	$2,483	$276
% of revenues	7%	7%
2024 vs. 2023
The increase in selling, general and administrative expenses in fiscal 2024 was primarily due to:
+    $99 million increase in sales and marketing expenses
+    $42 million increase in expenses driven by revaluation of our deferred compensation obligation
+    $39 million increase in share-based compensation expense

	2024	2023	Change
Other expenses	$179	$862	$(683)
2024 vs. 2023
Other expenses in fiscal 2024 consisted primarily of $107 million in restructuring and restructuring-related charges (substantially all of which related to severance costs) and a $75 million charge related to the settlement of the securities class action lawsuit.
Other expenses in fiscal 2023 consisted of $712 million in total restructuring and restructuring-related charges (substantially all of which related to severance costs, resulting from certain cost reduction actions committed to in fiscal 2023 and a $150 million intangible asset impairment charge related to in-process research and development.

Interest Expense and Investment and Other Income, Net (in millions)
	2024	2023	Change
Interest expense	$697	$694	$3

Investment and other income, net
Interest and dividend income	$675	$313	$362
Net gains on marketable securities	14	75	(61)
Net gains on other investments	175	21	154
Net gains on deferred compensation plan assets	198	86	112
Impairment losses on other investments	(79)	(132)	53
Other	(21)	(14)	(7)
	$962	$349	$613
2024 vs. 2023
The increase in interest and dividend income in fiscal 2024 was primarily due to higher interest rates earned on higher balances of interest-bearing securities. Net gains on other investments in fiscal 2024 was primarily driven by certain of our QSI non-marketable equity investments.

Income Tax Expense (in millions, except percentages)
The following table summarizes the primary factors that caused our annual tax provision from continuing operations to differ from the expected income tax provision at the U.S. federal statutory rate. Substantially all of our income is taxed in the U.S., of which a significant portion qualifies for preferential treatment as FDII at a 13% effective tax rate. Additional information regarding our annual effective tax rate (including discussion related to the impact of the requirement to capitalize research and development expenditures for federal income tax purposes, and the benefit related to the transfer of intellectual property between foreign subsidiaries) is provided in this Annual Report in “Notes to Consolidated Financial Statements, Notes 3. Income Taxes.”

	2024	2023
Expected income tax provision at federal statutory tax rate	$2,171	$1,563
Benefit from FDII deduction, excluding the impact of capitalizing research and development expenditures	(596)	(447)
Benefit from FDII deduction related to capitalizing research and development expenditures	(585)	(598)
Benefit related to the transfer of intellectual property between foreign subsidiaries	(317)	—
Benefit related to the research and development tax credit	(259)	(235)
Excess tax (benefit) deficiency associated with share-based awards	(176)	3
Foreign currency gains related to foreign withholding tax receivable	(21)	(66)
Benefit from fiscal 2021 and 2022 FDII deductions related to a change in sourcing of research and development expenditures	—	(126)
Benefit from releasing valuation allowance on unutilized foreign loss carryforwards	—	(114)
Other	9	124
Income tax expense	$226	$104
Effective tax rate	2%	1%
The OECD has announced a framework to implement a global minimum tax of 15% (referred to as Pillar Two). Certain countries have implemented or are in the process of implementing the Pillar Two legislation, which will apply to us beginning in fiscal year 2025. While we do not currently expect this to materially impact our consolidated financial statements, we continue to monitor the impact as countries implement legislation and the OECD provides additional guidance.
Discontinued Operations (in millions)

	2024	2023	Change
Discontinued operations, net of income taxes	$32	$(107)	$139
2024 vs. 2023
Discontinued operations in fiscal 2024 and 2023 primarily related to the Non-Arriver businesses. Fiscal 2023 also included a gain on the sale of the Active Safety business and certain write-down charges related to the Restraint Control Systems business, the individual and aggregate amounts of which were not material. Information regarding the Non-Arriver businesses is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items.”

Segment Results
The following should be read in conjunction with the fiscal 2024 and 2023 results of operations for each reportable segment included in this Annual Report in “Notes to Consolidated Financial Statements, Note 8. Segment Information.”
QCT Segment (in millions, except percentages)

	2024	2023	Change
Revenues
Handsets	$24,863	$22,570	$2,293
Automotive	2,910	1,872	1,038
IoT (internet of things)	5,423	5,940	(517)
Total revenues (1)	$33,196	$30,382	$2,814
EBT (2)	$9,527	$7,924	$1,603
EBT as a % of revenues	29%	26%	3 points
(1) Descriptions of our three QCT revenue streams can be found in this Annual Report in “Notes to Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items.”
(2) Earnings (loss) before income taxes.
Substantially all of QCT’s revenues consist of equipment and services revenues, which were $32.6 billion and $29.9 billion in fiscal 2024 and 2023, respectively. QCT handsets, automotive and IoT revenues mostly relate to sales of our Snapdragon platforms (which include processors and modems), stand-alone Mobile Data Modems, radio frequency transceiver, power management and wireless connectivity integrated chipsets as well as sales of 4G, 5G sub 6 and 5G millimeter wave RFFE products.
2024 vs. 2023
The increase in QCT revenues in fiscal 2024 was primarily due to:
+    higher handsets revenues, due to $2.8 billion in higher chipset shipments driven by certain major OEMs (primarily driven by the normalization of customer inventory levels, which were elevated in the prior year), partially offset by $533 million in lower revenues per chipset primarily driven by unfavorable mix
+    higher automotive revenues, primarily driven by an increase in demand from new vehicle launches with our Snapdragon digital cockpit and connectivity products
-    lower IoT revenues, due to $834 million in lower revenues per unit primarily driven by unfavorable mix, partially offset by a $317 million increase in demand (primarily in consumer products, partially offset by edge networking products as customers continued drawing down on their elevated inventory levels)
QCT EBT as a percentage of revenues increased in fiscal 2024 primarily due to higher revenues.
Gross margin percentage remained flat in fiscal 2024.
QTL Segment (in millions, except percentages)

	2024	2023	Change
Licensing revenues	$5,572	$5,306	$266
EBT	4,027	3,628	399
EBT as a % of revenues	72%	68%	4 points
2024 vs. 2023
The increase in QTL licensing revenues in fiscal 2024 was primarily due to:
+    $402 million increase in estimated sales of 3G/4G/5G-based multimode products
-    $90 million decrease in estimated revenues per unit
-    $68 million decrease in revenues from the ending of the recognition of certain upfront license fee consideration in the first quarter of fiscal 2023 from our long-term license agreement with Nokia
QTL EBT as a percentage of revenues increased in fiscal 2024 primarily due to:
+    lower cost of sales driven by a decrease in amortization expense related to acquired patents
+    higher revenues

QSI Segment (in millions)

	2024	2023	Change
Equipment and services revenues	$18	$28	$(10)
EBT	104	(12)	116
2024 vs. 2023
QSI EBT increased in fiscal 2024 primarily due to net gains on certain of our non-marketable equity investments.
Looking Forward
We believe that 5G combined with high-performance, low-power computing and on-device artificial intelligence will continue to drive adoption of certain technologies that are already commonly used in smartphones by industries and applications beyond mobile handsets, such as automotive and IoT. We believe it is important that we remain a leader in 5G technology development, standardization, intellectual property creation and licensing, and a leading developer and supplier of 5G integrated circuit products in order to sustain and grow our business long-term.
As we look forward to the next several quarters:
•We expect transitions to new generations of leading process technology nodes to continue to drive product cost increases from certain of our key semiconductor wafer suppliers.
•We expect continued intense competition, including from vertical integration by certain of our customers (e.g., Apple).
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
In fiscal 2024, we extended, renewed or entered into license agreements with several key OEMs. We are currently pursuing negotiations with other key OEMs whose agreements expire in early fiscal 2025 (including Huawei). In addition, in fiscal 2024, we entered into a license agreement with Shenzhen Transsion Holdings Limited (a growing, China-headquartered OEM that sells primarily in developing regions) for its 5G products. While we continue to engage in negotiations toward a comprehensive resolution, we have initiated litigation against Transsion in multiple jurisdictions to enforce our intellectual property rights against certain of its unlicensed products. See “Risk Factors” in this Annual Report, including the Risk Factors titled “The continued and future success of our licensing programs requires us to continue to evolve our patent portfolio and to renew or renegotiate license agreements that are expiring” and “The enforcement and protection of our intellectual property may be expensive, could fail to prevent misappropriation or unauthorized use of our intellectual property, could result in the loss of our ability to enforce one or more patents, and could be adversely affected by changes in patent laws, by laws in certain foreign jurisdictions that may not effectively protect our intellectual property and by ineffective enforcement of laws in such jurisdictions.”
We are also involved in other legal proceedings, including those described in this Annual Report in “Notes to Consolidated Financial Statements, Note 7. Commitments and Contingencies.” Litigation is inherently uncertain, and, while we intend to continue to vigorously defend ourselves in such matters, the unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
The following table presents selected financial information related to our liquidity as of and for the years ended September 29, 2024 and September 24, 2023 (in millions):

	September 29, 2024	September 24, 2023	Change
Cash, cash equivalents and marketable securities
Cash and cash equivalents (1)	$7,849	$8,450	$(601)
Marketable securities	5,451	2,874	2,577
Cash, cash equivalents and marketable securities	$13,300	$11,324	$1,976
Debt (2)	$14,634	$15,398	$(764)
(1) Excludes $77 million of cash and cash equivalents classified as held for sale at September 24, 2023.
(2) Includes our issued debt reported as long-term and short-term.

	2024	2023	Change
Net cash provided by operating activities	$12,202	$11,299	$903
Net cash (used) provided by investing activities	(3,623)	762	(4,385)
Net cash used by financing activities	(9,269)	(6,663)	(2,606)
Cash, cash equivalents and marketable securities. The net increase in cash, cash equivalents and marketable securities in fiscal 2024 was primarily due to net cash provided by operating activities and $383 million in proceeds from the issuance of common stock (primarily under our Employee Stock Purchase Plan), partially offset by $4.1 billion in payments to repurchase shares of our common stock, $3.7 billion in cash dividends paid, $1.0 billion in capital expenditures, $932 million in payments of tax withholdings related to the vesting of share-based awards and $914 million in repayments of notes that matured in May 2024.
During fiscal 2024, income taxes paid were in excess of our provision, negatively impacting net cash provided by operating activities. This was primarily driven by the adverse impact of the requirement to capitalize and amortize research and development expenditures for federal income tax purposes, our payment of $1.0 billion related to certain previously postponed U.S. federal income tax payments from fiscal 2023 and an installment payment for a one-time U.S. repatriation tax accrued in fiscal 2018 of $414 million.
Net changes in our operating assets and liabilities positively impacted our operating cash flows in fiscal 2024 primarily from an increase in accrued customer incentives, which included the impact of timing of related payments, and an increase in accounts payable due to timing and amount of inventory purchases, partially offset by an increase in accounts receivable due to higher revenues.
Debt. At September 29, 2024, we had $15.0 billion of principal fixed-rate notes outstanding, $1.4 billion of which matures in May 2025. The remaining debt has maturity dates in 2027 through 2053.
We have an unsecured commercial paper program, which provides for the issuance of up to $4.5 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. At September 29, 2024, we had no amounts of commercial paper outstanding. On August 8, 2024, we entered into a Revolving Credit Facility, replacing our prior Amended and Restated Revolving Credit Facility. The Revolving Credit Facility provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.0 billion, which expires on August 8, 2029. At September 29, 2024, no amounts were outstanding under the Revolving Credit Facility.
We expect to issue new debt in the future. The amount and timing of any such new debt will depend on a number of factors, including but not limited to maturities of our existing debt, acquisitions and strategic investments, favorable and/or acceptable interest rates and changes in corporate income tax law. Additional information regarding our outstanding debt at September 29, 2024 is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 6. Debt.”
Income Taxes. At September 29, 2024, our remaining future payments were $1.0 billion for a one-time U.S. repatriation tax accrued in fiscal 2018, after application of certain tax credits, which is payable in installments over the next two years. At September 29, 2024, other current liabilities included $530 million for the next installment due in January 2025. Beginning in fiscal 2023, for federal income tax purposes, we are required to capitalize and amortize domestic research and development expenditures over five years and foreign research and development expenditures over fifteen years (such expenditures were previously deducted as incurred). As a result, our cash flows from operations are adversely affected due to significantly higher cash tax payments. However, the adverse cash flow impact will diminish in future years as capitalized research and development expenditures continue to amortize. Additional information regarding our income taxes is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 3. Income Taxes.”
Capital Return Program. The following table summarizes stock repurchases and dividends paid during fiscal 2024 and 2023 (in millions, except per-share amounts):

	Stock Repurchase Program			Dividends		Total
	Shares	Average Price Paid Per Share	Amount	Per Share	Amount	Amount
2024	25	$161.37	$4,121	$3.30	$3,687	$7,808
2023	25	117.93	2,973	3.10	3,462	6,435
On October 12, 2021, we announced a $10.0 billion stock repurchase program. At September 29, 2024, $1.0 billion remained authorized for repurchase under this stock repurchase program. On November 6, 2024, we announced a new $15.0 billion stock repurchase authorization, which is in addition to the aforementioned program. The stock repurchase programs have no expiration date. The timing of stock repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases may be made in the open market, through 10b5-1 programs, through accelerated share repurchase programs, in privately negotiated transactions or through the use of derivative instruments. Our stock repurchase programs are subject to periodic evaluations to determine when and if repurchases are in the best interests of our stockholders, and we may accelerate, suspend, delay or discontinue repurchases at any time.
On October 16, 2024, we announced a cash dividend of $0.85 per share on our common stock, payable on December 19, 2024 to stockholders of record as of the close of business on December 5, 2024. We currently intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders, among other factors.
Additional Capital Requirements. Recent and expected working and other capital requirements, in addition to the above matters, also include the items described below:
•Our purchase obligations at September 29, 2024, which primarily relate to purchase commitments with certain suppliers of our integrated circuit products, including those under multi-year capacity commitments, totaled $12.8 billion, of which, $9.6 billion is expected to be paid in the next 12 months.
•Our research and development expenditures were $8.9 billion in fiscal 2024 and $8.8 billion in fiscal 2023.
•Cash outflows for capital expenditures were $1.0 billion in fiscal 2024 and $1.5 billion in fiscal 2023. We expect capital expenditures to increase from fiscal 2024 in the near term to support our production and testing needs related to our growth and diversification initiatives.
•Amounts related to future lease payments for operating lease obligations at September 29, 2024 totaled $1.1 billion, with $136 million expected to be paid within the next 12 months.
•We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly.
Further, regulatory authorities in certain jurisdictions have investigated our business practices and instituted proceedings against us in the past, and they or other regulatory authorities may do so in the future. Additionally, certain of our direct and indirect customers and licensees have pursued, and others may in the future pursue, litigation or arbitration against us related to our business. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, revenues, results of operations, financial condition and cash flows. See “Notes to Consolidated Financial Statements, Note 7. Commitments and Contingencies” and “Part I, Item 1A. Risk Factors” in this Annual Report.
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

Revenue Recognition. We grant licenses or otherwise provide rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture, sale or use of certain wireless products. We estimate and recognize sales-based royalties on such licensed products in the period in which the licensees’ sales occur, which is based largely on preliminary royalty estimates provided by our licensees. For fiscal 2024 and 2023, actual amounts for sales-based royalties have been materially consistent with such estimates, and no significant reversals of revenues have been required as a result of adjustments to prior period royalty estimates.
Impairment of Non-marketable Equity Investments. We monitor our investments for events or circumstances that could indicate impairment, including those that result from observable price adjustments. Key considerations in this assessment include the investee’s financial and liquidity position and business forecasts (including their ability to respond to any significant deterioration), industry performance, development and/or market acceptance of the investee’s products or technologies, as well as considering any appreciation in fair value that has not been recognized in the carrying values of such investments and other relevant events and factors. In fiscal 2024 and 2023, there were no significant impairment losses or adjustments to our previous judgments and estimates recorded.
Inventories. We measure inventory at the lower of cost or net realizable value considering judgments and estimates related to future customer demand and other market conditions, such as the impact of the macroeconomic environment in fiscal 2023, which negatively impacted consumer demand for smartphones and other devices that incorporate our products and technologies. Although we believe these estimates are reasonable, any significant changes in customer demand that are less favorable than our previous estimates may require additional inventory write-downs and would be reflected in cost of sales resulting in a negative impact to our gross margin in that period. For fiscal 2024 and 2023, the net effect from changes in this estimate and related reserves was less than 2% of cost of revenues during each period.
Impairment of Goodwill, Other Indefinite-Lived Assets and Long-Lived Assets. We monitor our goodwill, other indefinite-lived assets and long-lived assets for the existence of impairment indicators and apply judgments in the valuation methods and underlying assumptions utilized in such assessments. During fiscal 2024, there were no material impairment charges for long-lived or indefinite-lived assets. During fiscal 2023, we recorded total impairment charges of approximately $400 million related to certain long-lived and other indefinite-lived assets. Such impairments (and the related remaining asset values) were not individually material. Additionally, the estimated fair values of our QCT and QTL reporting units, based on our qualitative assessment, were substantially in excess of their respective carrying values at September 29, 2024.
Legal and Regulatory Proceedings. We record our best estimate of a loss related to pending legal and regulatory proceedings when the loss is considered probable and the amount can be reasonably estimated. We face difficulties in evaluating or estimating likely outcomes and/or the amount of possible loss in certain legal and regulatory proceedings.
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
Interest Rate Risk. We invest a portion of our cash in a number of diversified fixed- and floating-rate securities consisting of cash equivalents, marketable debt securities and time deposits that are subject to interest rate risk. At September 29, 2024 and September 24, 2023, a hypothetical increase in interest rates of 100 basis points across the entire yield curve on our holdings would have resulted in an immaterial decrease in the fair value of our holdings.
Other Investments
Equity Price Risk. We hold investments in non-marketable equity instruments in privately held companies that may be impacted by equity price risks. Volatility in the equity markets could negatively affect our investees’ ability to raise additional capital as well as our ability to realize value from our investments through initial public offerings, mergers or private sales. Consequently, we could incur impairment losses or realized losses on all or part of the values of our non-marketable equity investments. At September 29, 2024, our non-marketable equity investments (including those accounted for under the equity method) consisted of investments in over 150 companies with an aggregate carrying value included in other assets of $1.3 billion.

Debt and Interest Rate Swap Agreements
Interest Rate Risk. At September 29, 2024 and September 24, 2023, all of our issued debt was comprised of unsecured fixed-rate notes. From time to time, we issue commercial paper for which our exposure to interest rate risk is negligible based on the original maturities of approximately three months or less.
We manage our exposure to certain interest rate risks related to our long-term debt through the use of interest rate swaps. We enter into these agreements to manage interest rate risk associated with our cash equivalents and marketable securities, in addition to changes in the fair value of our outstanding debt. At September 29, 2024 and September 24, 2023, we had an aggregate notional amount of $2.1 billion in interest rate swaps that are designated as fair value hedges to effectively convert certain fixed-rate interest payments into floating-rate payments on our outstanding debt. At September 29, 2024 and September 24, 2023, a hypothetical increase in interest rates of 100 basis points would not cause a material loss in earnings as an increase in interest expense related to these interest rate swaps agreements would be offset by an increase in interest income from our cash equivalents and marketable securities portfolio.
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
Functional Currency. Financial assets and liabilities held by consolidated subsidiaries that are not denominated in the functional currency of those entities are subject to the effects of currency fluctuations and may affect reported earnings. As a global company, we face exposure to adverse movements in foreign currency exchange rates. We may hedge currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and certain anticipated nonfunctional currency transactions. As a result, we could experience unanticipated gains or losses on anticipated foreign currency cash flows, as well as economic loss with respect to the recoverability of investments. While we may hedge certain transactions with non-U.S. customers, declines in currency values in certain regions may, if not reversed, adversely affect future product sales because our products may become more expensive to purchase in the countries of the affected currencies. We have experienced fluctuations in our effective tax rate as a result of foreign currency gains or losses related to our Korean withholding tax receivable (which was $2.2 billion as of September 29, 2024), which is described further in this Annual Report in “Notes to Consolidated Financial Statements, Notes 3. Income Taxes.” Based on the balance of such foreign withholding tax receivable, an assumed 10% adverse change to foreign exchange rates would result in losses of approximately $222 million and $200 million as of September 29, 2024 and September 24, 2023, respectively. Other gains and losses from foreign currency transactions were not material/significant for any of the periods presented in this Annual Report.
Our analysis methods used to assess and mitigate the risks discussed above should not be considered projections of future risks. Additional information regarding the financial instruments mentioned above is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 1. Significant Accounting Policies,” “Notes to Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items,” “Notes to Consolidated Financial Statements, Note 6. Debt,” “Notes to Consolidated Financial Statements, Note 9. Fair Value Measurements and Marketable Securities.”
Item 8. Financial Statements and Supplementary Data
The information required by this item is included in this Annual Report on pages F-1 through F-28.
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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of September 29, 2024.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has also audited the effectiveness of our internal control over financial reporting as of September 29, 2024, as stated in its report which appears on pages F-1 through F-2 in this Annual Report.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On September 12, 2024, Cristiano Amon, our President and Chief Executive Officer, acting as trustee on behalf of his family trust, terminated the trust’s Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K), which provided for the sale of up to 75,000 shares of our common stock and was previously scheduled to terminate on September 30, 2025, and adopted a new Rule 10b5-1 trading arrangement. The new plan provides for the sale of up to 60,000 shares of our common stock and is scheduled to terminate on September 30, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders (2025 Proxy Statement), and is incorporated herein by reference. Certain information required by this item regarding executive officers is set forth in Item 1 of Part I of this Annual Report under the heading “Information about our Executive Officers.” The information required by this item regarding corporate governance will be included in our 2025 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included in our 2025 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our 2025 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our 2025 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in our 2025 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
(a) Financial Statements:
Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included in the notes to the consolidated financial statements.

(b) Exhibits

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of October 4, 2021, by and among QUALCOMM Incorporated, SSW HoldCo LP, SSW Merger Sub Corp and Veoneer, Inc. (1)	8-K	10/4/2021	2.1
3.1	Amended and Restated Certificate of Incorporation.	8-K	3/7/2024	3.1
3.2	Amended and Restated Bylaws.	8-K	3/7/2024	3.2
4.1	Indenture, dated May 20, 2015, between QUALCOMM Incorporated and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee.	8-K	5/21/2015	4.1
4.2	Officers’ Certificate, dated May 20, 2015, for the Floating Rate Notes due 2018, the Floating Rate Notes due 2020, the 1.400% Notes due 2018, the 2.250% Notes due 2020, the 3.000% Notes due 2022, the 3.450% Notes due 2025, the 4.650% Notes due 2035 and the 4.800% Notes due 2045.	8-K	5/21/2015	4.2
4.3	Form of 3.450% Notes due 2025.	8-K	5/21/2015	4.8
4.4	Form of 4.650% Notes due 2035.	8-K	5/21/2015	4.9
4.5	Form of 4.800% Notes due 2045.	8-K	5/21/2015	4.10
4.6	Officers’ Certificate, dated May 26, 2017, for the Floating Rate Notes due 2019, the Floating Rate Notes due 2020, the Floating Rate Notes due 2023, the 1.850% Notes due 2019, the 2.100% Notes due 2020, the 2.600% Notes due 2023, the 2.900% Notes due 2024, the 3.250% Notes due 2027 and the 4.300% Notes due 2047.	8-K	5/31/2017	4.2
4.7	Form of 3.250% Notes due 2027.	8-K	5/31/2017	4.10
4.8	Form of 4.300% Notes due 2047.	8-K	5/31/2017	4.11
4.9	Officers’ Certificate, dated May 8, 2020, for the 2.150% Notes due 2030 and the 3.250% Notes due 2050.	8-K	5/11/2020	4.2
4.10	Form of 2.150% Notes due 2030.	8-K	5/11/2020	4.3
4.11	Form of 3.250% Notes due 2050.	8-K	5/11/2020	4.4
4.12	Officers’ Certificate, dated August 14, 2020, for the 1.300% Notes due 2028 and the 1.650% Notes due 2032.	8-K	8/18/2020	4.2
4.13	Form of 1.300% Rule 144A Global Notes due 2028.	8-K	8/18/2020	4.3
4.14	Form of 1.650% Rule 144A Global Notes due 2032.	8-K	8/18/2020	4.5
4.15	Officers’ Certificate, dated January 6, 2021, for the 1.300% Notes due 2028 and the 1.650% Notes due 2032.	10-Q	2/3/2021	4.23
4.16	Form of 1.300% Notes due 2028.	10-Q	2/3/2021	4.24
4.17	Form of 1.650% Notes due 2032.	10-Q	2/3/2021	4.25
4.18	Officers’ Certificate, dated May 9, 2022, for the 4.250% Notes due 2032 and the 4.500% Notes due 2052.	8-K	5/9/2022	4.2
4.19	Form of 4.250% Notes due 2032.	8-K	5/9/2022	4.3
4.20	Form of 4.500% Notes due 2052.	8-K	5/9/2022	4.4

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
4.21	Officers’ Certificate, dated November 9, 2022, for the 5.400% Notes due 2033 and the 6.000% Notes due 2053.	8-K	11/9/2022	4.2
4.22	Form of 5.400% Notes due 2033.	8-K	11/9/2022	4.3
4.23	Form of 6.000% Notes due 2053.	8-K	11/9/2022	4.4
4.24	Description of registrant’s securities.	10-K	11/6/2019	4.15
10.1	Credit Agreement among QUALCOMM Incorporated, the lenders party thereto, the letter of credit issuers party thereto and Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, dated as of August 8, 2024.	8-K	8/9/2024	10.1
10.2	Form of Indemnity Agreement between the QUALCOMM Incorporated and its directors and officers. (2)	10-K	11/4/2015	10.1
10.3	Amended and Restated 2016 Long-Term Incentive Plan. (2)	10-Q	4/29/2020	10.7
10.4	Amended and Restated QUALCOMM Incorporated 2001 Employee Stock Purchase Plan, as amended. (2)	10-Q	4/25/2018	10.62
10.5	Amended and Restated QUALCOMM Incorporated 2023 Long-Term Incentive Plan. (2)	10-Q	05/1/2024	10.5
10.6	Form of Qualcomm Incorporated 2016 Long-Term Incentive Plan Executive Performance Stock Unit Award Grant Notices and Executive Performance Stock Unit Award Agreement (2021 Form). (2)	10-K	11/3/2021	10.22
10.7	Form of Qualcomm Incorporated 2016 Long-Term Incentive Plan Executive Restricted Stock Unit Award Grant Notice and Executive Restricted Stock Unit Award Agreement (2021 Form). (2)	10-K	11/3/2021	10.23
10.8	Form of Qualcomm Incorporated 2016 Long-Term Incentive Plan Executive Performance Stock Unit Award Grant Notice and Executive Performance Stock Unit Award Agreement (2022 Form). (2)	10-Q	2/2/2023	10.23
10.9	Form of Qualcomm Incorporated 2016 Long-Term Incentive Plan Executive Restricted Stock Unit Award Grant Notice and Executive Restricted Stock Unit Award Agreement (2022 Form). (2)	10-Q	2/2/2023	10.24
10.10	Form of Qualcomm Incorporated 2023 Long-Term Incentive Plan Executive Performance Stock Unit Award Grant Notice and Executive Performance Stock Unit Award Agreement (2023 Form). (2)	10-Q	1/31/2024	10.24
10.11	Form of Qualcomm Incorporated 2023 Long-Term Incentive Plan Executive Restricted Stock Unit Award Grant Notice and Executive Restricted Stock Unit Award Agreement (2023 Form). (2)	10-Q	1/31/2024	10.25
10.12	Form of Qualcomm Incorporated 2023 Long-Term Incentive Plan Executive Performance Stock Unit Award Grant Notice and Executive Performance Stock Unit Award Agreement (2024 Form). (2)				X
10.13	Form of Qualcomm Incorporated 2023 Long-Term Incentive Plan Executive Restricted Stock Unit Award Grant Notice and Executive Restricted Stock Unit Award Agreement (2024 Form). (2)				X
10.14	Form of 2024 Annual Cash Incentive Plan Performance Unit Agreement.(2)	10-Q	7/31/2024	10.26
10.15	Qualcomm Incorporated Executive Officer Change in Control Severance Plan (as amended and restated). (2)	10-Q	5/3/2023	10.14
10.16	Qualcomm Incorporated Executive Officer Severance Plan (as amended and restated). (2)	10-Q	5/3/2023	10.15
10.17	Qualcomm Incorporated Non-Executive Officer Change in Control Severance Plan (as amended and restated).	10-Q	5/3/2023	10.16

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.18	QUALCOMM Incorporated Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2021. (2)	10-Q	2/3/2021	10.16
10.19	Amendment No. 1 to the Qualcomm Incorporated Non-Qualified Deferred Compensation Plan. (2)	10-K	11/1/2023	10.17
10.20	Qualcomm Incorporated 2024 Director Compensation Plan. (2)	10-K	11/1/2023	10.19
10.21	Qualcomm Incorporated 2025 Director Compensation Plan. (2)				X
10.22	Forms of 2016 Long-Term Incentive Plan Non-Employee Director Deferred Stock Unit Grant Notices and Non-Employee Director Deferred Stock Unit Agreements. (2)	10-Q	4/25/2018	10.60
10.23	Forms of Non-Employee Director Deferred Stock Unit Grant Notices and Non-Employee Director Deferred Stock Unit Agreements under the 2016 Long-Term Incentive Plan for Non-Employee Directors in Hong Kong. (2)	10-Q	4/28/21	10.4
10.24	Forms of Non-Employee Director Deferred Stock Unit Grant Notices and Non-Employee Director Deferred Stock Unit Agreements under the 2023 Long-Term Incentive Plan for Non-Employee Directors in the United States. (2)	10-Q	5/3/2023	10.27
10.25	Forms of Non-Employee Director Deferred Stock Unit Grant Notices and Non-Employee Director Deferred Stock Unit Agreements under the 2023 Long-Term Incentive Plan for Non-Employee Directors in Hong Kong. (2)	10-Q	5/3/2023	10.28
19	Insider Trading Policy.				X
21	Subsidiaries of the registrant.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cristiano R. Amon.				X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Akash Palkhiwala.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Cristiano R. Amon.				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Akash Palkhiwala.				X
97	Incentive Compensation Repayment Policy.	10-K	11/1/23	97
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

QUALCOMM Incorporated

November 6, 2024	By	/s/ Cristiano R. Amon
Cristiano R. Amon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Cristiano R. Amon	President and Chief Executive Officer, and Director	November 6, 2024
Cristiano R. Amon	(Principal Executive Officer)

/s/ Akash Palkhiwala	Chief Financial Officer and Chief Operating Officer	November 6, 2024
Akash Palkhiwala	(Principal Financial Officer)

/s/ Neil Martin	Senior Vice President, Finance and Chief Accounting Officer	November 6, 2024
Neil Martin	(Principal Accounting Officer)

/s/ Sylvia Acevedo	Director	November 6, 2024
Sylvia Acevedo

/s/ Mark Fields	Director	November 6, 2024
Mark Fields

/s/ Jeffrey W. Henderson	Director	November 6, 2024
Jeffrey W. Henderson

/s/ Gregory N. Johnson	Director	November 6, 2024
Gregory N. Johnson

/s/ Ann M. Livermore	Director	November 6, 2024
Ann M. Livermore

/s/ Mark D. McLaughlin	Chair of the Board	November 6, 2024
Mark D. McLaughlin

/s/ Jamie S. Miller	Director	November 6, 2024
Jamie S. Miller

/s/ Marie Myers	Director	November 6, 2024
Marie Myers

/s/ Irene B. Rosenfeld	Director	November 6, 2024
Irene B. Rosenfeld

/s/ Kornelis (Neil) Smit	Director	November 6, 2024
Kornelis (Neil) Smit

/s/ Jean-Pascal Tricoire	Director	November 6, 2024
Jean-Pascal Tricoire

/s/ Anthony J. Vinciquerra	Director	November 6, 2024
Anthony J. Vinciquerra

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of QUALCOMM Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of QUALCOMM Incorporated and its subsidiaries (the “Company”) as of September 29, 2024 and September 24, 2023, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 29, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 29, 2024 and September 24, 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Qualcomm CDMA Technologies (QCT) Customer Incentive Arrangements
As described in Notes 1 and 2 to the consolidated financial statements, the Company’s QCT segment, which recorded revenues of $33.2 billion in fiscal 2024, records reductions to revenues for customer incentive arrangements, including volume-related and other pricing rebates and cost reimbursements for marketing and other activities involving certain products and technologies, in the period that the related revenues are earned. For certain QCT customer incentive arrangements, there is complexity in applying certain contractual terms to determine the amount recorded as a reduction to revenues. The amounts accrued for customer incentive arrangements are recorded as a reduction to accounts receivable, net or as other current liabilities based on whether the Company has the intent and contractual right of offset. Certain amounts recorded as a reduction to revenues for customer incentive arrangements are considered variable consideration and are included in the transaction price primarily based on estimating the most likely amount expected to be provided to the customer.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s review of and accounting for QCT customer incentive arrangements as well as controls relating to management’s review over the completeness and accuracy of reductions to revenues in fiscal 2024 and accruals for QCT customer incentive arrangements as of the balance sheet date. These procedures also included, among others, testing the completeness and accuracy of reductions to revenues and accruals for QCT customer incentive arrangements recorded in the consolidated financial statements, and recalculating, on a test basis, reductions to revenues and accruals for QCT customer incentive arrangements based upon customer-specific contractual terms.

/s/ PricewaterhouseCoopers LLP

San Diego, California
November 6, 2024
We have served as the Company’s auditor since 1985.

QUALCOMM Incorporated
CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)

	September 29, 2024	September 24, 2023
ASSETS
Current assets:
Cash and cash equivalents	$7,849	$8,450
Marketable securities	5,451	2,874
Accounts receivable, net	3,929	3,183
Inventories	6,423	6,422
Held for sale assets	—	341
Other current assets	1,579	1,194
Total current assets	25,231	22,464
Deferred tax assets	5,162	3,310
Property, plant and equipment, net	4,665	5,042
Goodwill	10,799	10,642
Other intangible assets, net	1,244	1,408
Held for sale assets	—	88
Other assets	8,053	8,086
Total assets	$55,154	$51,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,584	$1,912
Payroll and other benefits related liabilities	1,834	1,685
Unearned revenues	297	293
Short-term debt	1,364	914
Held for sale liabilities	—	333
Other current liabilities	4,425	4,491
Total current liabilities	10,504	9,628
Unearned revenues	88	99
Long-term debt	13,270	14,484
Held for sale liabilities	—	38
Other liabilities	5,018	5,210
Total liabilities	28,880	29,459

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,113 and 1,114 shares issued and outstanding, respectively	—	490
Retained earnings	25,687	20,733
Accumulated other comprehensive income	587	358
Total stockholders’ equity	26,274	21,581
Total liabilities and stockholders’ equity	$55,154	$51,040

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended
	September 29, 2024	September 24, 2023	September 25, 2022
Revenues:
Equipment and services	$32,791	$30,028	$37,171
Licensing	6,171	5,792	7,029
Total revenues	38,962	35,820	44,200
Costs and expenses:
Cost of revenues	17,060	15,869	18,635
Research and development	8,893	8,818	8,194
Selling, general and administrative	2,759	2,483	2,570
Other (Note 2)	179	862	(1,059)
Total costs and expenses	28,891	28,032	28,340
Operating income	10,071	7,788	15,860
Interest expense	(697)	(694)	(490)
Investment and other income (expense), net	962	349	(372)
Income from continuing operations before income taxes	10,336	7,443	14,998
Income tax expense	(226)	(104)	(2,012)
Income from continuing operations	10,110	7,339	12,986
Discontinued operations, net of income taxes	32	(107)	(50)
Net income	$10,142	$7,232	$12,936

Basic earnings (loss) per share:
Continuing operations	$9.06	$6.57	$11.56
Discontinued operations	0.03	(0.10)	(0.04)
Net income	$9.09	$6.47	$11.52
Diluted earnings (loss) per share:
Continuing operations	$8.94	$6.52	$11.41
Discontinued operations	0.03	(0.10)	(0.04)
Net income	$8.97	$6.42	$11.37
Shares used in per share calculations:
Basic	1,116	1,117	1,123
Diluted	1,130	1,126	1,137

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended
	September 29, 2024	September 24, 2023	September 25, 2022
Net income	$10,142	$7,232	$12,936
Other comprehensive income (loss), net of income taxes:
Foreign currency translation gains (losses)	121	140	(433)
Net unrealized gains (losses) on certain available-for-sale debt securities	93	54	(113)
Net unrealized gains on derivative instruments	28	99	361
Other (losses) gains	(12)	10	35
Other reclassifications included in net income	(1)	77	—
Total other comprehensive income (loss)	229	380	(150)
Comprehensive income	$10,371	$7,612	$12,786

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	September 29, 2024	September 24, 2023	September 25, 2022
Operating Activities:
Net income from continuing operations	$10,110	$7,339	$12,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,706	1,809	1,762
Indefinite and long-lived asset impairment charges	7	182	2
Income tax provision less than income tax payments	(3,064)	(1,269)	(138)
Share-based compensation expense	2,648	2,484	2,031
Net (gains) losses on marketable securities and other investments	(349)	(152)	432
Impairment losses on other investments	79	132	47
Other items, net	(67)	25	(56)
Changes in assets and liabilities:
Accounts receivable, net	(768)	2,472	(2,066)
Inventories	13	8	(3,137)
Other assets	230	603	(2,266)
Trade accounts payable	682	(1,880)	1,036
Payroll, benefits and other liabilities	1,046	1	(1,043)
Unearned revenues	20	(56)	(324)
Net cash used by operating activities from discontinued operations	(91)	(399)	(170)
Net cash provided by operating activities	12,202	11,299	9,096
Investing Activities:
Capital expenditures	(1,041)	(1,450)	(2,262)
Purchases of debt and equity marketable securities	(5,069)	(668)	(1,414)
Proceeds from sales and maturities of debt and equity marketable securities	2,677	1,566	2,622
Acquisitions and other investments, net of cash acquired	(254)	(235)	(4,912)
Proceeds from sales of property, plant and equipment	10	127	5
Proceeds from other investments	88	20	132
Other items, net	(36)	19	41
Net cash provided (used) by investing activities from discontinued operations	2	1,383	(16)
Net cash (used) provided by investing activities	(3,623)	762	(5,804)
Financing Activities:
Proceeds from short-term debt	799	5,068	7,000
Repayment of short-term debt	(799)	(5,566)	(7,003)
Repayment of debt of acquired company	—	—	(349)
Proceeds from long-term debt	—	1,880	1,477
Repayment of long-term debt	(914)	(1,446)	(1,540)
Proceeds from issuance of common stock	383	434	356
Repurchases and retirements of common stock	(4,121)	(2,973)	(3,129)
Dividends paid	(3,687)	(3,462)	(3,212)
Payments of tax withholdings related to vesting of share-based awards	(932)	(521)	(766)
Other items, net	(17)	(19)	(34)
Net cash provided (used) by financing activities from discontinued operations	19	(58)	4
Net cash used by financing activities	(9,269)	(6,663)	(7,196)
Effect of exchange rate changes on cash and cash equivalents	12	30	(113)
Net (decrease) increase in total cash and cash equivalents	(678)	5,428	(4,017)
Total cash and cash equivalents at beginning of period (including $77 and $326 classified as held for sale at September 24, 2023 and September 25, 2022)	8,527	3,099	7,116
Total cash and cash equivalents at end of period (including $77 and $326 classified as held for sale at September 24, 2023 and September 25, 2022, respectively)	$7,849	$8,527	$3,099

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share data)

	Year Ended
	September 29, 2024	September 24, 2023	September 25, 2022
Total stockholders’ equity, beginning balance	$21,581	$18,013	$9,950

Common stock and paid-in capital:
Balance at beginning of period	490	195	—
Common stock issued under employee benefit plans	383	434	356
Repurchases and retirements of common stock	(2,731)	(2,218)	(1,514)
Share-based compensation	2,767	2,600	2,119
Tax withholdings related to vesting of share-based payments	(932)	(521)	(766)
Common stock issued in acquisition	23	—	—
Balance at end of period	—	490	195

Retained earnings:
Balance at beginning of period	20,733	17,840	9,822
Net income	10,142	7,232	12,936
Repurchases and retirements of common stock	(1,394)	(755)	(1,615)
Dividends	(3,794)	(3,584)	(3,303)
Balance at end of period	25,687	20,733	17,840

Accumulated other comprehensive income (loss):
Balance at beginning of period	358	(22)	128
Other comprehensive income (loss)	229	380	(150)
Balance at end of period	587	358	(22)

Total stockholders’ equity, ending balance	$26,274	$21,581	$18,013

Dividends per share announced	$3.30	$3.10	$2.86

See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies
We are a global technology leader, helping to bring intelligent computing everywhere through the development and commercialization of foundational technologies, including 3G (third generation), 4G (fourth generation) and 5G (fifth generation) wireless connectivity, high-performance and low-power computing and on-device artificial intelligence (AI). Our technologies and products have helped power the growth in smartphones and other connected devices. We are scaling our innovations across industries and applications beyond mobile handsets, including automotive and the internet of things (IoT). We derive revenues principally from sales of integrated circuit products and through the licensing of our intellectual property, including patents and other rights.
Principles of Consolidation. The consolidated financial statements include the assets, liabilities and operating results of Qualcomm, its subsidiaries and any variable interest entities for which we are deemed to be the primary beneficiary (Note 2). Intercompany transactions and balances have been eliminated.
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
Fiscal Year. We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Fiscal 2024 included 53 weeks, and fiscal years 2023 and 2022 included 52 weeks. Our fiscal year for 2025 will include 52 weeks.
Cash Equivalents. We consider all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents may be comprised of money market funds, certificates of deposit, commercial paper, corporate bonds and notes and certain bank time deposits, U.S. Treasury securities and government-related securities. The carrying amounts approximate fair value due to the short maturities of these instruments.
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
Equity Method and Non-marketable Equity Investments. Equity investments in common stock or in-substance common stock for which we have significant influence, but not control, over the investee and are not the primary beneficiary of the investee’s activities are accounted for under the equity method. Our share of gains and losses in equity method investments are recorded in investment and other income (expense), net. We eliminate unrealized profit or loss related to transactions with equity method investees in relation to our ownership interest in the investee, which is recorded as a component of equity in net earnings (losses) in investees in investment and other income (expense), net. Non-marketable equity investments (for which we do not have significant influence or control) are investments without readily determinable fair values that are generally recorded based on initial cost minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar securities, if any. All gains and losses on investments in non-marketable equity securities, realized and unrealized, are recognized in investment and other income (expense), net. We monitor equity method and non-marketable equity investments for events or circumstances that could indicate the investments are impaired, such as a deterioration in the investee’s financial condition and business forecasts and lower

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
valuations in recently completed or anticipated financings, and recognize a charge to investment and other income (expense), net for the difference between the estimated fair value and the carrying value. For equity method investments, we record impairment losses in earnings only when impairments are considered other-than-temporary.
Derivatives. Our primary objectives for holding derivative instruments are to manage foreign exchange risk for certain foreign currency revenues, operating expenses, receivables and payables and to manage interest rate risk associated with our cash equivalents, marketable securities and long-term debt. Derivative instruments are recorded at fair value and included in other current or noncurrent assets or liabilities based on their maturity dates. Counterparties to these derivative instruments are all major banking institutions. At September 29, 2024, the aggregate fair value of our derivative instruments recorded in total assets and in total liabilities were $30 million and $138 million, respectively. At September 24, 2023, the aggregate fair value of our derivative instruments recorded in total assets and in total liabilities were $32 million and $317 million, respectively.
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
Gross Notional Amounts: The gross notional amounts of our foreign currency and interest rate derivatives by instrument type were as follows (in millions):

	September 29, 2024	September 24, 2023
Forwards	$2,723	$2,432
Options	792	667
Swaps	2,050	2,050
	$5,565	$5,149
The gross notional amounts of our derivatives by currency were as follows (in millions):

	September 29, 2024	September 24, 2023
Chinese renminbi	$1,456	$1,333
Indian rupee	1,373	1,151
United States dollar	2,205	2,181
Other	531	484
	$5,565	$5,149

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
Inventories. Inventories are valued at the lower of cost and net realizable value using the first-in, first-out method. Recoverability of inventories is assessed based on review of future customer demand that considers multiple factors, including committed purchase orders from customers as well as purchase commitment projections provided by customers and our own forecasts of customer demand, among other factors. This valuation also requires us to make judgments and assumptions based on information currently available about market conditions, including competition, anticipated technological changes, internal product life cycle and development plans, product pricing and other broader market conditions that may impact customer demand, such as the impact of the macroeconomic environment in fiscal 2022 and 2023. We generally place binding purchase orders with our suppliers in advance of receiving contractually binding forecasts and/or purchase orders from our customers. The time period between placing purchase orders with our suppliers and receiving contractually binding forecasts and/or purchase orders from our customers has increased and may continue to increase as a result of extended manufacturing lead-times, driven in part by a continued transition to leading-edge technologies and/or increased complexity in the manufacturing process of our products. If we overestimate demand for our products, the amount of our loss will be impacted by our ability to reduce inventory purchases from our suppliers. Further, if our customers cancel purchase orders or alter forecasts this may result in excess inventory on hand. Our assumptions of future product demand are

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
inherently uncertain, and changes in our estimates and assumptions may cause us to record additional write-downs in the future if demand forecasted for specific products is greater than actual demand.
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
Goodwill and Other Intangible Assets. Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. For intangible assets purchased in a business combination, the estimated fair values of the assets acquired are used to establish their recorded values. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. An estimate of fair value can be affected by many assumptions that require significant judgment. For example, the income approach generally requires us to use assumptions to estimate the present value of future cash flows including those related to total addressable market, pricing and share forecasts, competition, technology obsolescence, future tax rates and discount rates. Our estimate of the fair value of certain assets may differ materially from that determined by others who use different assumptions or utilize different business models and from the future cash flows actually realized.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
License agreements contain a single performance obligation that represents ongoing access to a portfolio of intellectual property over the license term since such agreements provide the licensee the right to access a portfolio of intellectual property that exists at inception of the license agreement and to updates and new intellectual property that is added to the licensed portfolio during the term of the agreement that are highly interdependent or interrelated.
Licensees pay per-unit royalties based on their sales of products incorporating or using our licensed intellectual property and, to a lesser extent, lump sum payments (license fees, substantially all of which were recognized prior to fiscal 2024). License fees are recognized as revenues on a straight-line basis over the estimated period of benefit of the license to the licensee. Per-unit royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of complete licensed products, net of certain permissible deductions (including transportation, insurance, packing costs and other items), with certain products subject to per unit minimums and/or per unit caps. Certain products may also have a fixed royalty amount per unit. We estimate and recognize sales-based royalties on such licensed products in the period in which the associated sales occur, considering all relevant information (historical, current and forecasted) that is reasonably available to us. Our estimates of sales-based royalties are based largely on preliminary royalty estimates provided by our licensees and, to a lesser extent, an assessment of the volume of devices supplied into the market that incorporate or use our licensed intellectual property, combined with an estimate of the mix of such sales on a licensee-by-licensee basis, as well as the licensees’ average wholesale prices of such products. In the periods presented, we have recognized immaterial differences between preliminary royalty estimates provided to us by licensees and actual amounts reported and paid by licensees, which are generally received the following quarter, as licensees have not completed their royalty reporting process at the time estimates are provided to us, and in certain cases, they do not provide all necessary information in order for us to calculate an estimate of royalties due, which requires us to independently estimate certain information. We also consider in our estimates of sales-based royalties any changes in pricing we plan or expect to make and certain constraints on our ability to estimate such royalties. As a result of recognizing revenues in the period in which the licensees’ sales occur using estimates, adjustments to revenues are required in subsequent periods to reflect changes in estimates as new information becomes available, primarily resulting from actual amounts reported by our licensees.
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
We measure revenues (including our estimates of sales-based royalties) based on the amount of consideration we expect to receive in exchange for products or services. We record reductions to revenues for customer incentive arrangements, including volume-related and other pricing rebates and cost reimbursements for marketing and other activities involving certain of our products and technologies, in the period that the related revenues are earned. For certain QCT (Qualcomm CDMA Technologies) customer incentive arrangements, there is complexity in applying certain contractual terms to determine the amount recorded as a reduction to revenues. For the periods presented, no significant reversals of revenues have been made related to such amounts previously recorded. The amounts accrued for customer incentive arrangements are recorded as a reduction to accounts receivable, net or as other current liabilities based on whether we have the intent and enforceable right of offset. Certain amounts recorded as a reduction to revenues for customer incentive arrangements are considered variable consideration and are included in the transaction price primarily based on estimating the most likely amount expected to be provided to the customer/licensee.
Adjustments made to revenues in subsequent periods to reflect changes in estimates as new information becomes available are included in our disclosure of revenues recognized from previously satisfied performance obligations (Note 2).
Revenues recognized from sales of our products and sales-based royalties are generally included in accounts receivable, net (including unbilled receivables) based on our unconditional right to payment for satisfied or partially satisfied

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
performance obligations. Our payment terms are generally short-term in duration, with payment due shortly after delivery for product sales and within the following quarter for QTL sales-based royalties.
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	2024	2023	2022
Dilutive common share equivalents included in diluted shares	14	9	14
Shares of common stock equivalents not included because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period	4	7	1
Recent Accounting Pronouncements Not Yet Adopted.
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
Income Statement - Expense Disaggregation Disclosures: In November 2024, the FASB issued new requirements to disclose certain additional expense information on an annual and interim basis, including (among other items) the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each income statement expense caption, as applicable. We will adopt the new requirements starting in fiscal 2028 on a prospective basis.
Note 2. Composition of Certain Financial Statement Items

Accounts Receivable (in millions)
	September 29, 2024	September 24, 2023
Trade, net of allowances for doubtful accounts	$2,347	$1,923
Unbilled	1,546	1,223
Other	36	37
	$3,929	$3,183

Inventories (in millions)
	September 29, 2024	September 24, 2023
Raw materials	$340	$176
Work-in-process	3,497	4,096
Finished goods	2,586	2,150
	$6,423	$6,422

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment (in millions)
	September 29, 2024	September 24, 2023
Land	$169	$169
Buildings and improvements	1,888	1,849
Computer equipment and software	2,022	1,773
Machinery and equipment	8,647	8,078
Furniture and office equipment	139	130
Leasehold improvements	550	485
Construction in progress	126	226
	13,541	12,710
Less accumulated depreciation and amortization	(8,876)	(7,668)
	$4,665	$5,042
Depreciation and amortization expense related to property, plant and equipment for fiscal 2024, 2023 and 2022 was $1.4 billion, $1.4 billion and $1.3 billion, respectively.
Goodwill and Other Intangible Assets. We allocate goodwill to our reporting units for impairment testing purposes. The following table presents the goodwill allocated to our segments, as described in Note 8, as well as the changes in the carrying amounts of goodwill during fiscal 2024 and 2023 (in millions):

	QCT	QTL	Total
Balance at September 25, 2022	$9,777	$731	$10,508
Acquisitions	76	—	76
Foreign currency translation adjustments	56	2	58
Balance at September 24, 2023 (1)	9,909	733	10,642
Acquisitions	126	—	126
Foreign currency translation adjustments	30	1	31
Balance at September 29, 2024 (1)	$10,065	$734	$10,799
(1) Cumulative goodwill impairments were $812 million at both September 29, 2024 and September 24, 2023.
The components of other intangible assets, net were as follows (in millions):

	September 29, 2024			September 24, 2023
	Gross Carrying Amount	Accumulated Amortization	Weighted-average amortization period (years)	Gross Carrying Amount	Accumulated Amortization	Weighted-average amortization period (years)
Technology-based	$2,498	$(1,275)	9	$4,292	$(2,912)	12
Other	69	(48)	11	70	(42)	11
	$2,567	$(1,323)	9	$4,362	$(2,954)	11
All of these intangible assets are subject to amortization, other than acquired in-process research and development which had a carrying value of $188 million and $435 million at September 29, 2024 and September 24, 2023, respectively. Amortization expense related to these intangible assets was $311 million, $418 million and $482 million for fiscal 2024, 2023 and 2022, respectively. At September 29, 2024, amortization expense related to other intangible assets, including acquired in-process research and development beginning upon the completion of the underlying projects, is expected to be $290 million, $274 million, $187 million, $156 million and $129 million for each of the five years from fiscal 2025 through 2029, respectively, and $208 million thereafter.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Method and Non-marketable Equity Investments. The carrying values of our equity method and non-marketable equity investments are recorded in other assets and were as follows (in millions):

	September 29, 2024	September 24, 2023
Equity method investments	$154	$164
Non-marketable equity investments (1)	1,187	1,072
	$1,341	$1,236
(1) Cumulative unrealized gains were $370 million and $241 million at September 29, 2024 and September 24, 2023, respectively. Cumulative unrealized losses, including impairments, were $385 million and $335 million at September 29, 2024 and September 24, 2023, respectively.

Other Current Liabilities (in millions)
	September 29, 2024	September 24, 2023
Customer incentives and other customer-related liabilities	$2,480	$1,821
Income taxes payable	1,080	1,717
Other	865	953
	$4,425	$4,491
Revenues. We disaggregate our revenues by segment (Note 8), by products and services (as presented on our consolidated statements of operations), and for our QCT segment, by revenue stream, which is based on the industry and application in which our products are sold (as presented below). In certain cases, the determination of QCT revenues by industry and application requires the use of certain assumptions. Substantially all of QCT’s revenues consist of equipment revenues that are recognized at a point in time, and substantially all of QTL’s revenues represent licensing revenues that are recognized over time and are principally from royalties generated through our licensees’ sales of mobile handsets. QCT revenue streams were as follows (in millions):

	2024	2023	2022
Handsets (1)	$24,863	$22,570	$28,815
Automotive (2)	2,910	1,872	1,509
IoT (internet of things) (3)	5,423	5,940	7,353
Total QCT revenues	$33,196	$30,382	$37,677
(1) Includes revenues from products sold for use in mobile handsets.
(2) Includes revenues from products sold for use in automobiles, including connectivity, digital cockpit and ADAS/AD.
(3) Primarily includes products sold for use in the following industries and applications: consumer (including PCs, tablets, voice and music and XR), edge networking (including mobile broadband and wireless access points) and industrial (including handhelds, retail, tracking and logistics and utilities).
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

	2024	2023	2022
Revenues recognized from previously satisfied performance obligations	$558	$598	$788
Unearned revenues (which are considered contract liabilities) consist primarily of certain customer contracts for which QCT received fees upfront and QTL license fees for intellectual property with continuing performance obligations (substantially all of which were recognized prior to fiscal 2024). In fiscal 2024 and fiscal 2023, we recognized revenues of $312 million and $355 million, respectively, that were recorded as unearned revenues at September 24, 2023 and September 25, 2022, respectively.
Remaining performance obligations, which are primarily included in unearned revenues (as presented on our consolidated balance sheet), represent the aggregate amount of the transaction price of certain customer contracts yet to be recognized as revenues as of the end of the reporting period and exclude revenues related to (a) contracts that have an original expected duration of one year or less and (b) sales-based royalties (i.e., future royalty revenues) pursuant to our license

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
agreements. Our patent license agreements with key OEMs are generally long-term, with terms expiring at varying dates between fiscal 2025 and 2031. We generally seek to renew or renegotiate such license agreements prior to expiration.
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

	September 29, 2024	September 24, 2023	September 25, 2022
Customer/licensee (x)	22%	27%	21%
Customer/licensee (y)	19	21	21
Customer/licensee (z)	12	*	*
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
Other Income, Costs and Expenses. Other expenses in fiscal 2024 consisted primarily of restructuring and restructuring-related charges (substantially all of which related to severance costs) and a charge related to the settlement of the securities class action lawsuit (Note 7).
Other expenses in fiscal 2023 consisted of $712 million in total restructuring and restructuring-related charges (substantially all of which related to severance costs, resulting from certain cost reduction actions committed to in fiscal 2023) and a $150 million intangible asset impairment charge related to in-process research and development.
In the third quarter of fiscal 2022, the General Court of the European Union issued a ruling annulling a decision made by the European Commission (EC) in fiscal 2018. As a result of the court’s decision, we recorded a $1.1 billion benefit to other income in fiscal 2022 resulting from the reversal of the previously accrued EC fine.
Discontinued Operations. In fiscal 2022, we and SSW Partners, a New York-based investment partnership, entered into and closed a definitive agreement to acquire Veoneer, Inc. (Veoneer). Total cash consideration paid in the transaction was $4.7 billion. We acquired Veoneer’s Arriver business and SSW Partners retained Veoneer’s Tier-1 automotive supplier businesses, primarily consisting of the Active Safety and the Restraint Control Systems businesses (the Non-Arriver businesses), with the intent to sell such businesses in multiple transactions. In exchange for us funding substantially all of the cash consideration payable in the transaction, we obtained the right to receive a majority of the proceeds upon the sale of the Non-Arriver businesses by SSW Partners. On June 1, 2023, SSW Partners completed the sale of Veoneer’s Active Safety business to Magna International Inc. for net cash proceeds of $1.5 billion. On March 1, 2024, SSW Partners completed the sale of Veoneer’s Restraint Control Systems (RCS) business to American Industrial Partners Capital Fund VII.
Although we did not own or operate the Non-Arriver businesses, we were the primary beneficiary, within the meaning of the FASB accounting guidance related to consolidation (ASC 810), of these businesses under the variable interest model, until sold by SSW. Factors considered in reaching this conclusion included, among others: (i) our involvement in the design of and our funding of substantially all of the total cash consideration payable in the transaction and (ii) our obligation to absorb losses and rights to receive returns from the Non-Arriver businesses. Accordingly, through the date of disposition by SSW Partners, the assets and liabilities of the Non-Arriver businesses have been consolidated and presented as held for sale on our consolidated balance sheets, and the operating results (including the gain or loss on sale, the amounts of which were not material) have been presented as discontinued operations. Also, the cash flows provided (used) by the Non-Arriver businesses are reflected separately as discontinued operations, with the cash proceeds from the sale of the Active Safety and RCS businesses presented as investing activities.

Investment and Other Income (Expense), Net (in millions)
	2024	2023	2022
Interest and dividend income	$675	$313	$91
Net gains (losses) on marketable securities	14	75	(363)
Net gains on other investments	175	21	113
Net gains (losses) on deferred compensation plan assets	198	86	(141)
Impairment losses on other investments	(79)	(132)	(47)
Other	(21)	(14)	(25)
	$962	$349	$(372)

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Income Taxes
The components of the income tax provision from continuing operations were as follows (in millions):

	2024	2023	2022
Current provision:
Federal	$1,306	$1,229	$1,114
State	3	10	1
Foreign (1)	805	491	906
	2,114	1,730	2,021
Deferred (benefit) provision:
Federal	(1,553)	(1,475)	(34)
State	(4)	(8)	15
Foreign (1)	(331)	(143)	10
	(1,888)	(1,626)	(9)
	$226	$104	$2,012
(1) The foreign component of the income tax provision included foreign withholding taxes on royalty revenues included in U.S. earnings.
The components of income from continuing operations before income taxes by U.S. and foreign jurisdictions were as follows (in millions):

	2024	2023	2022
United States	$9,169	$6,400	$12,537
Foreign	1,167	1,043	2,461
	$10,336	$7,443	$14,998
The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision from continuing operations (in millions, except percentages). A significant portion of our U.S. income qualifies for preferential treatment as FDII at a 13% effective tax rate.

	2024	2023	2022
Expected income tax provision at federal statutory tax rate	$2,171	$1,563	$3,150
Benefit from FDII deduction, excluding the impact of capitalizing research and development expenditures	(596)	(447)	(753)
Benefit from FDII deduction related to capitalizing research and development expenditures	(585)	(598)	—
Benefit related to the transfer of intellectual property between foreign subsidiaries	(317)	—	—
Benefit related to research and development tax credits	(259)	(235)	(224)
Excess tax (benefit) deficiency associated with share-based awards	(176)	3	(257)
Foreign currency (gains) losses related to Korean withholding tax receivable	(21)	(66)	243
Benefit from fiscal 2021 and 2022 FDII deductions related to a change in sourcing of research and development expenditures	—	(126)	—
Benefit from releasing valuation allowance on unutilized foreign loss carryforwards	—	(114)	—
Nontaxable reversal of 2018 EC fine	—	—	(224)
Other	9	124	77
	$226	$104	$2,012
Effective tax rate	2%	1%	13%
Beginning in fiscal 2023, for federal income tax purposes, we are required to capitalize and amortize domestic research and development expenditures over five years and foreign research and development expenditures over fifteen years (such expenditures were previously deducted as incurred). Our cash flows from operations are adversely affected due to significantly higher cash tax payments. However, since the resulting deferred tax asset is established at the statutory rate of 21% (rather than the current effective tax rate of 13% to 16% after considering the FDII deduction), capitalization favorably

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
affects our total provision for income taxes and results of operations. The adverse cash flow impact and favorable tax provision impact will diminish in future years as capitalized research and development expenditures continue to amortize.
In the fourth quarter of fiscal 2024, we completed an intra-group transfer of intellectual property to better align certain intellectual property ownership within our QCT business, which resulted in the recognition of a tax benefit of $317 million during the fourth quarter of fiscal 2024 from the establishment of a deferred tax asset. Such tax benefit was based on the value of the intellectual property transferred, which was measured using an income approach based on significant unobservable inputs.
Beginning in fiscal 2019, as a result of certain court rulings in Korea, among other factors, we decided to apply for a partial refund claim for taxes previously withheld from licensees in Korea on payments due under their license agreements to which we have claimed a foreign tax credit in the United States. As a result, $2.2 billion and $2.0 billion was recorded as a noncurrent income taxes receivable (recorded in other assets) at September 29, 2024 and September 24, 2023, respectively, and $2.5 billion and $2.3 billion was recorded as a noncurrent liability for uncertain tax benefits (recorded in other liabilities) at September 29, 2024 and September 24, 2023, respectively.
At September 29, 2024, our remaining future payments were $1.0 billion for a one-time repatriation tax accrued in fiscal 2018, after application of certain tax credits, which is payable in installments over the next two years. At September 29, 2024, $530 million was recorded in other current liabilities, reflecting the next installment due in January 2025, with the remaining noncurrent portion presented in other liabilities on our balance sheet.
We had deferred tax assets and deferred tax liabilities as follows (in millions):

	September 29, 2024	September 24, 2023
Capitalized research and development expenditures	$3,015	$1,490
Unused tax credits	2,172	1,819
Customer incentives	769	659
Unused net operating losses	719	364
Accrued liabilities and reserves	397	401
Operating lease liabilities	282	216
Share-based compensation	152	285
Unrealized losses on other investments and marketable securities	146	159
Other	459	409
Total gross deferred tax assets	8,111	5,802
Valuation allowance	(2,061)	(1,803)
Total net deferred tax assets	6,050	3,999
Intangible assets	(388)	(335)
Operating lease assets	(248)	(194)
Unrealized gains on other investments and marketable securities	(169)	(101)
Other	(197)	(170)
Total deferred tax liabilities	(1,002)	(800)
Net deferred tax assets	$5,048	$3,199
Reported as:
Non-current deferred tax assets	$5,162	$3,310
Non-current deferred tax liabilities (1)	(114)	(111)
	$5,048	$3,199
(1) Non-current deferred tax liabilities were included in other liabilities in the consolidated balance sheets.
At September 29, 2024, we had unused foreign net operating loss carryforwards of $2.6 billion, of which substantially all may be carried forward indefinitely, unused state net operating loss carryforwards of $817 million expiring from 2025 through 2037 and unused federal net operating loss carryforwards of $150 million, of which $102 million expire from 2025 through 2037 and $48 million may be carried forward indefinitely. At September 29, 2024, we had unused state tax credits of $1.9 billion, of which substantially all may be carried forward indefinitely, unused federal tax credits of $219 million expiring from 2028 through 2041 and unused tax credits of $92 million in foreign jurisdictions expiring from 2031 through 2044. We do not expect our federal net operating loss carryforwards to expire unused.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At September 29, 2024, we have provided a valuation allowance on certain state tax credits, foreign deferred tax assets and state net operating losses of $1.9 billion, $121 million and $41 million respectively. The valuation allowance reflects the uncertainties surrounding our ability to generate sufficient future taxable income in certain tax jurisdictions to utilize our net deferred tax assets. We believe, more likely than not, that we will have sufficient taxable income to utilize our remaining deferred tax assets.
A summary of the changes in the amount of unrecognized tax benefits for fiscal 2024, 2023 and 2022 follows (in millions):

	2024	2023	2022
Beginning balance of unrecognized tax benefits	$2,296	$2,191	$2,136
Additions based on prior year tax positions	2	10	58
Reductions for prior year tax positions and lapse in statute of limitations	(1)	(63)	(136)
Additions for current year tax positions	153	158	184
Settlements with taxing authorities	—	—	(51)
Ending balance of unrecognized tax benefits	$2,450	$2,296	$2,191
Of the $2.5 billion of unrecognized tax benefits, $2.3 billion has been recorded to other liabilities. We believe that it is reasonably possible that certain unrecognized tax benefits recorded at September 29, 2024 may result in a cash payment in fiscal 2025. Unrecognized tax benefits at September 29, 2024 included $91 million for tax positions that, if recognized, would impact the effective tax rate. The unrecognized tax benefits differ from the amount that would affect our effective tax rate primarily because the unrecognized tax benefits were included on a gross basis and did not reflect related receivables or secondary impacts, such as the federal deduction for state taxes, adjustments to deferred tax assets and the valuation allowance that might be required if our tax positions are sustained. The increase in unrecognized tax benefits for all periods presented was primarily due to expected refunds of Korean withholding tax previously paid (which such increase had an insignificant impact to our income tax provision). If successful, the refund will result in a corresponding reduction in U.S. foreign tax credits. We believe that it is likely that the total amount of unrecognized tax benefits at September 29, 2024 will increase in fiscal 2025 as licensees in Korea continue to withhold taxes on future payments due under their licensing agreements at a rate higher than we believe is owed; such increase is not expected to have a significant impact on our income tax provision. At September 29, 2024, total interest and penalties related to unrecognized tax benefits accrued in other current liabilities and other liabilities was $250 million, with a corresponding noncurrent income taxes receivable of $181 million recorded in other assets for expected refunds of certain tax benefits.
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
Cash amounts paid for income taxes, net of refunds received, were $3.3 billion, $1.4 billion and $2.1 billion for fiscal 2024, 2023 and 2022, respectively.
Note 4. Capital Stock
Stock Repurchase Program. On October 12, 2021, we announced a $10.0 billion stock repurchase program. At September 29, 2024, $1.0 billion remained authorized for repurchase under this stock repurchase program. On November 6, 2024, we announced a new $15.0 billion stock repurchase authorization, which is in addition to the aforementioned program. The stock repurchase programs have no expiration date.
Shares Outstanding. Shares of common stock outstanding at September 29, 2024 were as follows (in millions):

Balance at beginning of period	1,114
Issued	24
Repurchased	(25)
1,113
Dividends. On October 16, 2024, we announced a cash dividend of $0.85 per share on our common stock, payable on December 19, 2024 to stockholders of record as of the close of business on December 5, 2024.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Employee Benefit Plans
Equity Compensation Plans. On March 5, 2024, our stockholders approved the Amended and Restated Qualcomm Incorporated 2023 Long-Term Incentive Plan (the 2023 Plan), including an increase in the share reserve by 15 million shares. The 2023 Plan provides for the grant of RSUs and other stock-based awards. The RSUs generally include dividend-equivalent rights and vest over three years from the date of grant. The Board of Directors may amend or terminate the 2023 Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval. At September 29, 2024, approximately 75 million shares were available for future grant under the 2023 Plan.
The following is a summary of employee RSU transactions that contain only service requirements to vest:

	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value
RSUs outstanding at September 24, 2023	35	$122.86
RSUs granted	21	134.31
RSUs canceled/forfeited	(3)	124.84
RSUs vested	(25)	124.45
RSUs outstanding at September 29, 2024	28	129.61
The weighted-average estimated grant date fair values of employee RSUs that contain only service requirements to vest granted during fiscal 2023 and 2022 were $116.80 and $136.09 per share, respectively. Upon vesting, we issue new shares of common stock. For the majority of RSUs, shares are issued on the vesting dates net of the amount of shares needed to satisfy statutory tax withholding requirements to be paid by us on behalf of the employees. As a result, the actual number of shares issued will be fewer than the number of RSUs outstanding. The annual pre-vest forfeiture rate for RSUs was estimated to be approximately 6%, 7% and 6% in fiscal 2024, 2023 and 2022, respectively.
At September 29, 2024, total unrecognized compensation expense related to such non-vested RSUs granted prior to that date was $2.9 billion, which is expected to be recognized over a weighted-average period of 1.7 years. The total vest-date fair value of such RSUs that vested during fiscal 2024, 2023 and 2022 was $4.0 billion, $2.1 billion and $2.9 billion, respectively. The total shares withheld to satisfy statutory tax withholding requirements related to all share-based awards were 6 million, 4 million and 5 million in fiscal 2024, 2023 and 2022, respectively and were based on the value of the awards on their vesting dates as determined by our closing stock price.
The total tax benefits realized, including the excess tax benefits, related to share-based awards during fiscal 2024, 2023 and 2022 were $840 million, $435 million and $627 million, respectively.
Employee Stock Purchase Plan. We have an employee stock purchase plan that allows eligible employees to purchase shares of common stock at 85% of the value of our common stock on specific dates through periodic payroll deductions. The shares reserved for future issuance under the employee stock purchase plan were 15 million at September 29, 2024. We recorded cash received from the exercise of purchase rights of $379 million, $395 million and $355 million during fiscal 2024, 2023 and 2022, respectively.
Share-based Compensation Expense. Total share-based compensation expense, related to all of our share-based awards, was comprised as follows (in millions):

	2024	2023	2022
Cost of revenues	$89	$76	$61
Research and development	2,024	1,911	1,537
Selling, general and administrative	535	497	463
Share-based compensation expense before income taxes	2,648	2,484	2,061
Related income tax benefit	(662)	(463)	(489)
	$1,986	$2,021	$1,572

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Debt
Long-term Debt. In May 2024, we repaid $914 million of fixed-rate notes that matured in May 2024.
The following table provides a summary of our long-term debt and current portion of long-term debt:

	September 29, 2024			September 24, 2023
	Maturities	Amount (in millions)	Effective Rate	Maturities	Amount (in millions)	Effective Rate
May 2015 Notes	2025 - 2045	$3,865	3.45% - 4.72%	2025 - 2045	$3,865	3.46% - 4.73%
May 2017 Notes	2027 - 2047	3,500	3.81% - 4.45%	2024 - 2047	4,414	3.00% - 4.45%
May 2020 Notes	2030 - 2050	2,000	2.84% - 3.30%	2030 - 2050	2,000	3.22% - 3.30%
August 2020 Notes	2028 - 2032	2,207	2.37% - 3.39%	2028 - 2032	2,207	2.65% - 3.89%
May 2022 Notes	2032 - 2052	1,500	3.17% - 4.28%	2032 - 2052	1,500	3.15% - 4.27%
November 2022 Notes	2033 - 2053	1,900	3.50% - 5.07%	2033 - 2053	1,900	3.47% - 5.02%
Total principal		14,972			15,886
Unamortized discount, including debt issuance costs		(212)			(238)
Hedge accounting adjustments		(126)			(250)
Total long-term debt		$14,634			$15,398
Reported as:
Short-term debt		$1,364			$914
Long-term debt		13,270			14,484
Total		$14,634			$15,398
At September 29, 2024, future principal payments were $1.4 billion in fiscal 2025, $2.0 billion in fiscal 2027, $1.0 billion in fiscal 2028 and $10.6 billion after fiscal 2029; no principal payments are due in fiscal 2026 or fiscal 2029. At September 29, 2024, the aggregate fair value of the notes, based on Level 2 inputs, was approximately $14.3 billion.
At September 29, 2024, all of our outstanding long-term debt is comprised of unsecured fixed-rate notes. We may redeem the outstanding fixed-rate notes at any time in whole, or from time to time in part, at specified make-whole premiums as defined in the applicable form of note. The obligations under the notes rank equally in right of payment with all of our other senior unsecured indebtedness and will effectively rank junior to all liabilities of our subsidiaries.
The effective interest rates for the notes include the interest on the notes, amortization of the discount, which includes debt issuance costs, and if applicable, adjustments related to hedging. Interest is payable in arrears semi-annually for the notes. Cash interest paid related to our commercial paper program and long-term debt was $656 million, $614 million and $491 million during fiscal 2024, 2023 and 2022, respectively.
Interest Rate Swaps. At September 29, 2024 and September 24, 2023, we had outstanding interest rate swaps with an aggregate notional amount of $2.1 billion that are designated as fair value hedges and allow us to effectively convert fixed-rate payments into floating-rate payments on a portion of our outstanding long-term debt.
Commercial Paper Program. We have an unsecured commercial paper program, which provides for the issuance of up to $4.5 billion. Net proceeds from this program are for general corporate purposes. Maturities of commercial paper can range from 1 to up to 397 days. At September 29, 2024 and September 24, 2023, we had no amounts of commercial paper outstanding.
Revolving Credit Facility. On August 8, 2024, we entered into a Revolving Credit Facility, replacing our prior Amended and Restated Revolving Credit Facility. The Revolving Credit Facility provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.0 billion, which expires on August 8, 2029. At September 29, 2024, no amounts were outstanding under the Revolving Credit Facility. There were no outstanding borrowings under the Amended and Restated Revolving Credit Facility at the time of termination and September 24, 2023.
Debt Covenants. The Revolving Credit Facility requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement. We are not subject to any financial covenants under the notes nor any covenants that would prohibit us from incurring additional indebtedness ranking equal to the notes, paying dividends or issuing securities or repurchasing securities issued by us or our subsidiaries. At September 29, 2024, we were in compliance with the applicable covenants under the Revolving Credit Facility.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Commitments and Contingencies
Legal and Regulatory Proceedings.
Consolidated Securities Class Action Lawsuit: On January 23, 2017 and January 26, 2017, securities class action complaints were filed by purported stockholders of us in the United States District Court for the Southern District of California against us and certain of our then current and former officers and directors. The complaints alleged, among other things, that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with certain allegations that we are or were engaged in anticompetitive conduct. The complaints sought unspecified damages, interest, fees and costs. The court consolidated the two actions, and on July 3, 2017, the plaintiffs filed a consolidated amended complaint asserting the same basic theories of liability and requesting the same basic relief. On May 23, 2022, the plaintiffs filed a motion for class certification, and on March 20, 2023, the court issued an order granting in part and denying in part the plaintiffs’ motion for class certification. The order denied class certification on the basis of alleged misrepresentations relating to our chip-level licensing practices, but certified a class on the basis of alleged misrepresentations relating to the separate operations of QCT and QTL. We reached a proposed settlement with the plaintiffs to resolve this litigation, and on June 18, 2024, we and the plaintiffs, along with the individual defendants, filed a joint Stipulation and Agreement of Settlement with the court. The settlement was approved by the court on September 27, 2024. In the third quarter of fiscal 2024, we recorded a charge of $75 million to other expenses for the settlement amount, which amount was paid in the fourth quarter of fiscal 2024.
Consumer Class Action Lawsuits: Beginning in January 2017, a number of consumer class action complaints were filed against us in the United States District Courts for the Southern and Northern Districts of California, each on behalf of a putative class of purchasers of cellular phones and other cellular devices. The cases filed in the Southern District of California were subsequently transferred to the Northern District of California. On July 11, 2017, the plaintiffs filed a consolidated amended complaint alleging that we violated California and federal antitrust and unfair competition laws by, among other things, refusing to license standard-essential patents to our competitors, conditioning the supply of certain of our baseband chipsets on the purchaser first agreeing to license our entire patent portfolio, entering into exclusive deals with companies, including Apple Inc., and charging unreasonably high royalties that do not comply with our commitments to standard setting organizations. The complaint sought unspecified damages and disgorgement and/or restitution, as well as an order that we be enjoined from further unlawful conduct. On September 27, 2018, the court certified the class. We appealed the court’s class certification order to the United States Court of Appeals for the Ninth Circuit (Ninth Circuit). On September 29, 2021, the Ninth Circuit vacated the class certification order, ruling that the district court had failed to correctly assess the propriety of applying California law to a nationwide class, and remanded the case to the district court. On June 10, 2022, the plaintiffs filed an amended complaint, limiting the proposed class to California residents rather than a nationwide class. We filed a motion to dismiss the amended complaint, and on January 6, 2023, the court issued an order granting in part and denying in part our motion to dismiss. We subsequently filed a motion for summary judgment on the plaintiffs’ remaining claims. The court granted our motion in its entirety and, on October 5, 2023, entered final judgment in Qualcomm’s favor. On November 2, 2023, the plaintiffs filed a notice of appeal to the Ninth Circuit, and on October 15, 2024, the court held a hearing on the appeal. The court has not yet issued a ruling. We intend to continue to vigorously defend ourselves in this matter.
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
ParkerVision, Inc. v. QUALCOMM Incorporated: On May 1, 2014, ParkerVision filed a complaint against us in the United States District Court for the Middle District of Florida alleging that certain of our products infringed seven ParkerVision patents. On August 21, 2014, ParkerVision amended the complaint, alleging that we infringed 11 ParkerVision patents and sought damages and injunctive and other relief. ParkerVision subsequently reduced the number of patents asserted to three. The asserted patents are now expired, and injunctive relief is no longer available. ParkerVision continues to seek damages related to the sale of many of our radio frequency (RF) products sold between 2008 and 2018. On March 23, 2022, the district court entered judgment in our favor on all claims and closed the case. On April 20, 2022, ParkerVision filed a notice of appeal to the United States Court of Appeals for the Federal Circuit (Federal Circuit). On September 6, 2024, the Federal Circuit reversed the judgment of the district court, citing certain substantive and procedural issues, and remanded the case to the district court for further proceedings. We intend to continue to vigorously defend ourselves in this matter.
Arm Ltd. v. QUALCOMM Incorporated: On August 31, 2022, Arm Ltd. (Arm) filed a complaint against us in the United States District Court for the District of Delaware. Our subsidiaries Qualcomm Technologies, Inc. and NuVia, Inc. (Nuvia) are also named in the complaint. The complaint alleges that following our acquisition of Nuvia, we and Nuvia breached Nuvia’s Architecture License Agreement with Arm (the Nuvia ALA) by failing to comply with the termination obligations under the Nuvia ALA. Arm is seeking specific performance, including that we cease all use of and destroy any technology that was developed under the Nuvia ALA, including processor core technology (which Arm alleges includes our custom Qualcomm Oryon CPU cores). Arm’s complaint also contends that we violated the Lanham Act through trademark infringement and false designation of origin through unauthorized use of Arm’s trademarks and seeks associated injunctive and declaratory relief; however, Arm subsequently informed the court of its intent to withdraw such claims.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On September 30, 2022, we filed our Answer and Counterclaim in response to Arm’s complaint denying Arm’s claims. Our counterclaim seeks a declaratory judgment that we did not breach the Nuvia ALA or the Technology License Agreement between Nuvia and Arm (together with the Nuvia ALA, the Arm-Nuvia Agreements) and that, following the acquisition of Nuvia, our architected cores (including all further developments, iterations or instantiations of the technology we acquired from Nuvia) and System-on-Chip (SoC) products incorporating such cores are fully licensed under our existing Architecture License Agreement with Arm (the Qualcomm ALA) and Technology License Agreement with Arm (together with the Qualcomm ALA, the Arm-Qualcomm Agreements). We further seek an order enjoining Arm from making any claim that our products are not licensed under the Arm-Qualcomm Agreements, are not Arm-compliant or that we are prohibited from using Arm’s marks in the marketing of any such products. On October 26, 2022, we filed an Amended Counterclaim seeking additional declaratory relief that certain statements Arm is making in the marketplace concerning our rights under the Arm-Qualcomm Agreements are false, and that Arm has no right to prevent us from shipping our products, which are validly licensed. On March 22, 2024, we filed a Second Amended Counterclaim asserting that Arm has breached the Arm-Nuvia Agreements by continuing to use Nuvia technology and by failing to return or destroy Nuvia confidential information after the Arm-Nuvia Agreements were terminated. The Second Amended Counterclaim seeks damages related to the asserted breaches. On July 10, 2024, Arm filed a motion for partial summary judgment that the Nuvia ALA was properly terminated, that the Nuvia ALA was breached, and that Arm did not breach the Arm-Nuvia Agreements. We also filed a motion for summary judgment on Arm’s breach of contract claims, that Qualcomm’s architected cores are licensed under the Qualcomm ALA, and that Qualcomm has not infringed Arm’s trademarks. On October 30, 2024, the court denied both parties’ motions for summary judgment. Trial is scheduled to begin on December 16, 2024. We intend to continue to vigorously defend ourselves against Arm’s claims in this matter.
On April 18, 2024, we filed a separate complaint (captioned QUALCOMM Incorporated v. Arm Ltd.) against Arm in the United States District Court for the District of Delaware. The complaint alleges that Arm has breached the Qualcomm ALA by failing to provide certain deliverables that Arm is obligated to provide. The complaint seeks an order that Arm comply with its contractual obligations, damages, and additional relief. Arm moved to dismiss this complaint, and on October 30, 2024, the court denied Arm’s motion to dismiss. No trial date has been set for this case.
On October 22, 2024, Arm provided us with a notice alleging that we have breached the Qualcomm ALA by marketing products that contain CPUs that Arm alleges use designs, technology and code created by Nuvia employees prior to our acquisition of Nuvia; by seeking support and verification from Arm for additional products that use such alleged designs, technology and code; and by suing Arm for breach of the Qualcomm ALA. Arm’s notice asserts that it will have the right to terminate the Qualcomm ALA if such alleged breaches are not cured within 60 days of such notice. We disagree with Arm’s allegations, including that we are in breach of the Qualcomm ALA.
Contingent Losses and Other Considerations: Litigation and investigations are inherently uncertain, and we face difficulties in evaluating or estimating likely outcomes or ranges of possible loss, particularly in antitrust and trade regulation investigations. We have not recorded any accrual at September 29, 2024 for contingent losses associated with the pending matters described above based on our belief that losses, while reasonably possible, are not probable. Further, any possible amount or range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. We are engaged in numerous other legal actions not described above (for example, our 2010 European Commission matter relating to the Icera complaint, and other matters arising in the ordinary course of our business, including those relating to employment matters or the initiation or defense of proceedings relating to intellectual property rights) and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
Indemnifications. We generally do not indemnify our customers, licensees and suppliers for losses sustained from infringement of third-party intellectual property rights. However, we are contingently liable under certain agreements to defend and/or indemnify certain customers, licensees, and suppliers against certain types of liability and/or damages arising from the infringement of third-party intellectual property rights and to indemnify certain companies that purchased businesses we previously consolidated against certain contingent losses. Our obligations under these agreements may be limited in terms of time and/or amounts, and in some instances, we may have recourse against third parties for certain payments made by us. Claims and reimbursements under indemnification arrangements have not been material to our consolidated financial statements. We have not recorded accruals for certain claims under indemnification arrangements based on our belief that additional liabilities, while possible, are not probable. Further, any possible range of loss cannot be reasonably estimated at this time.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Purchase Obligations. We have agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Such agreements include multi-year capacity purchase commitments with certain suppliers of our integrated circuit products. Total advance payments related to multi-year capacity purchase commitments recorded on the consolidated balance sheets at September 29, 2024 and September 24, 2023 were $3.0 billion and $3.3 billion, respectively, of which $765 million and $404 million were recorded in other current assets, respectively, and $2.2 billion and $2.9 billion were recorded in other assets, respectively. Integrated circuit product inventory obligations represent purchase commitments (including those under multi-year capacity purchase commitments to the extent such minimum amounts are both fixed and determinable) for raw materials, semiconductor die, finished goods and manufacturing services, such as wafer bump, probe, assembly and final test. Under our manufacturing relationships with our foundry suppliers and assembly and test service providers, cancellation of outstanding purchase commitments is generally allowed but would require payment of costs incurred through the date of cancellation. Also, in some cases, we may be subject to incremental fees and/or the loss of amounts paid in advance due to capacity underutilization and/or the failure to meet minimum purchase volumes under multi-year capacity purchase commitments. Obligations under our purchase agreements, which primarily relate to integrated circuit product inventory obligations, at September 29, 2024 totaled $12.8 billion of which, $9.6 billion is expected to be paid in the next 12 months.
Operating Leases. We lease certain of our land, facilities and equipment under operating leases, with terms ranging from less than one year to 20 years, some of which include options to extend for up to 20 years. At September 29, 2024 and September 24, 2023, the weighted-average remaining lease term for operating leases was nine years and eight years, respectively. Operating lease expense for fiscal 2024, 2023 and 2022 was $184 million, $204 million and $207 million, respectively. At September 29, 2024, other assets included $719 million of operating lease assets, with corresponding lease liabilities of $98 million recorded in other current liabilities and $708 million recorded in other liabilities. At September 24, 2023, other assets included $612 million of operating lease assets, with corresponding lease liabilities of $98 million recorded in other current liabilities and $571 million recorded in other liabilities.
At September 29, 2024, future lease payments under our operating leases were as follows (in millions):

September 29, 2024
2025	$136
2026	134
2027	127
2028	117
2029	102
Thereafter	468
Total future lease payments	1,084
Imputed interest	(278)
Total lease liability balance	$806
Note 8. Segment Information
We are organized on the basis of products and services and have three reportable segments. Our operating segments reflect the way our businesses and management/reporting structure are organized internally and the way our Chief Operating Decision Maker (CODM), who is our CEO, reviews financial information, makes operating decisions and assesses business performance. We also consider, among other items, the way budgets and forecasts are prepared and reviewed and the basis on which executive compensation is determined, as well as the similarities and the level of centralized resource planning within our operating segments, such as the nature of products, the level of shared products, technology and other resources, production processes and customer base. We conduct business primarily through our QCT semiconductor business and our QTL licensing business. QCT develops and supplies integrated circuits and system software with advanced connectivity and high-performance, low-power computing technologies for use in mobile devices; automotive systems for connectivity, digital cockpit and ADAS/AD; and IoT including consumer electronic devices, industrial devices and edge networking products. QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products. Our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments. We also have nonreportable segments, including QGOV (Qualcomm Government Technologies) and our cloud computing processing initiative.
Our CODM allocates resources to and evaluates the performance of our segments based on revenues and earnings (loss) before income taxes (EBT). Segment EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense related to certain corporate assets. Certain income and charges are not allocated to segments in our management reports because they are not considered in evaluating the segments’ operating performance. Unallocated income and charges include certain interest expense, certain net investment income, share-based compensation, gains and losses on our deferred compensation plan liabilities and related assets and certain research and development

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
expenses, certain selling, general and administrative expenses and other expenses or income that were deemed to be not directly related to the businesses of the segments. Additionally, unallocated charges include recognition of the step-up of inventories and property, plant and equipment to fair value, amortization of certain intangible assets and certain other acquisition-related charges, third-party acquisition and integration services costs and certain other items, which may include major restructuring and restructuring-related costs, asset impairment charges and awards, settlements and/or damages arising from legal or regulatory matters. Our CODM does not evaluate our operating segments using discrete asset information.
The table below presents revenues and EBT for reportable segments (in millions):

	2024	2023	2022
Revenues:
QCT	$33,196	$30,382	$37,677
QTL	5,572	5,306	6,358
QSI	18	28	31
Reconciling items	176	104	134
Total	$38,962	$35,820	$44,200
EBT:
QCT	$9,527	$7,924	$12,837
QTL	4,027	3,628	4,628
QSI	104	(12)	(279)
Reconciling items	(3,322)	(4,097)	(2,188)
Total	$10,336	$7,443	$14,998
Reconciling items for revenues and EBT in the previous table were as follows (in millions):

	2024	2023	2022
Revenues:
Nonreportable segments	$176	$144	$134
Unallocated revenues	—	(40)	—
	$176	$104	$134
EBT:
Unallocated revenues	$—	$(40)	$—
Unallocated cost of revenues	(229)	(205)	(266)
Unallocated research and development expenses	(2,277)	(2,034)	(1,767)
Unallocated selling, general and administrative expenses	(781)	(588)	(609)
Unallocated other (expense) income (Note 2)	(179)	(862)	1,059
Unallocated interest expense	(697)	(694)	(490)
Unallocated investment and other income (expense), net	855	364	(91)
Nonreportable segments	(14)	(38)	(24)
	$(3,322)	$(4,097)	$(2,188)
The net book value of long-lived tangible assets located outside of the U.S. (the majority of which is located in Taiwan and the rest of the Asia-Pacific region) was $3.5 billion and $3.6 billion at September 29, 2024 and September 24, 2023, respectively. The net book value of long-lived tangible assets located in the U.S. was $1.9 billion and $2.0 billion at September 29, 2024 and September 24, 2023, respectively.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Beginning in fiscal 2024, revenues by country are presented based on our customer’s/licensee’s headquarter location and were as follows (in millions):

	2024		2023		2022
China (including Hong Kong)	$17,826	46%	$13,386	37%	$18,977	43%
United States	9,686	25	10,503	29	10,501	24
South Korea	7,995	20	8,075	23	9,666	22
Other foreign	3,455	9	3,856	11	5,056	11
	$38,962	100%	$35,820	100%	$44,200	100%
Previously, revenues by country were presented based on the location to which our products or services were delivered. For QCT, this was the country in which our customers manufacture their products and for licensing revenues, the invoiced addresses of our licensees, and was not necessarily indicative of either the country in which the devices containing our products and/or intellectual property are ultimately sold to consumers or the country in which the companies that sell the devices were headquartered. We believe this change generally provides a better representation of the geographic profile of our revenues. However, it is still not necessarily indicative of the country in which the devices containing our products and/or intellectual property are ultimately sold to consumers. Prior period information has been recast to reflect this change.
For comparative purposes, based on the location to which our products or services are delivered, revenues from sales into China (including Hong Kong), United States, South Korea, and Vietnam were 66%, 3%, 7%, and 12% of total revenues, respectively, for fiscal 2024.
Note 9. Fair Value Measurements and Marketable Securities
The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 29, 2024 (in millions):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$3,802	$446	$—	$4,248
Marketable securities:
Corporate bonds and notes	$—	$4,634	$—	$4,634
Mortgage- and asset-backed securities	—	487	—	487
U.S. Treasury securities and government-related securities	176	32	—	208
Equity securities	122	—	—	122
Total marketable securities	298	5,153	—	5,451
Derivative instruments	—	30	—	30
Other investments (1)	954	—	42	996
Total assets measured at fair value	$5,054	$5,629	$42	$10,725
Liabilities:
Derivative instruments	$—	$138	$—	$138
Other liabilities (1)	950	—	—	950
Total liabilities measured at fair value	$950	$138	$—	$1,088
(1) Other investments and other liabilities included in Level 1 are comprised of our deferred compensation plan assets and liabilities.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At September 29, 2024 and September 24, 2023, our marketable securities were all classified as current and were primarily comprised of available-for-sale debt securities (substantially all of which were corporate bonds and notes).
The contractual maturities of available-for-sale debt securities were as follows (in millions):

September 29, 2024
Years to Maturity:
Less than one year	$1,387
One to five years	3,455
No single maturity date	487
Total	$5,329
Debt securities with no single maturity date included mortgage- and asset-backed securities.

SCHEDULE II
QUALCOMM Incorporated
VALUATION AND QUALIFYING ACCOUNTS

The table below details the activity of the valuation allowance on deferred tax assets for fiscal 2024, 2023 and 2022 (in millions):

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Other	Balance at End of Period
Year ended September 29, 2024	$1,803	$258	$—	$2,061
Year ended September 24, 2023	2,223	(420)	—	1,803
Year ended September 25, 2022	1,926	278	19	2,223

S-1