Form 10-Q
period 2024-12-29
QUALCOMM INC/DE
filed 2025-02-05
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2024
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock was 1,106 million at February 3, 2025.

QUALCOMM Incorporated
Form 10-Q
For the Quarter Ended December 29, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)
(Unaudited)

	December 29, 2024	September 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$8,713	$7,849
Marketable securities	5,592	5,451
Accounts receivable, net	3,550	3,929
Inventories	6,303	6,423
Other current assets	1,907	1,579
Total current assets	26,065	25,231
Deferred tax assets	5,409	5,162
Property, plant and equipment, net	4,460	4,665
Goodwill	10,908	10,799
Other intangible assets, net	1,225	1,244
Other assets	7,508	8,053
Total assets	$55,575	$55,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,581	$2,584
Payroll and other benefits related liabilities	1,424	1,834
Unearned revenues	212	297
Short-term debt	1,365	1,364
Other current liabilities	4,372	4,425
Total current liabilities	9,954	10,504
Unearned revenues	77	88
Long-term debt	13,212	13,270
Other liabilities	5,452	5,018
Total liabilities	28,695	28,880

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,106 and 1,113 shares issued and outstanding, respectively	—	—
Retained earnings	26,607	25,687
Accumulated other comprehensive income	273	587
Total stockholders’ equity	26,880	26,274
Total liabilities and stockholders’ equity	$55,575	$55,154

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 29, 2024	December 24, 2023
Revenues:
Equipment and services	$9,942	$8,316
Licensing	1,727	1,619
Total revenues	11,669	9,935
Costs and expenses:
Cost of revenues	5,161	4,312
Research and development	2,230	2,096
Selling, general and administrative	723	627
Other	—	(28)
Total costs and expenses	8,114	7,007
Operating income	3,555	2,928
Interest expense	(163)	(178)
Investment and other income, net	243	212
Income from continuing operations before income taxes	3,635	2,962
Income tax expense	(455)	(151)
Income from continuing operations	3,180	2,811
Discontinued operations, net of income taxes	—	(44)
Net income	$3,180	$2,767

Basic earnings (loss) per share:
Continuing operations	$2.86	$2.52
Discontinued operations	—	(0.04)
Net income	$2.86	$2.48
Diluted earnings (loss) per share:
Continuing operations	$2.83	$2.50
Discontinued operations	—	(0.04)
Net income	$2.83	$2.46
Shares used in per share calculations:
Basic	1,110	1,116
Diluted	1,122	1,127

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	December 29, 2024	December 24, 2023
Net income	$3,180	$2,767
Other comprehensive income, net of income taxes:
Foreign currency translation (losses) gains	(216)	83
Net unrealized (losses) gains on available-for-sale debt securities	(39)	32
Net unrealized (losses) gains on derivative instruments	(58)	17
Other gains	1	1
Other reclassifications included in net income	(2)	2
Total other comprehensive (loss) income	(314)	135
Comprehensive income	$2,866	$2,902

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 29, 2024	December 24, 2023
Operating Activities:
Net income from continuing operations	$3,180	$2,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	436	437
Income tax provision in excess of (less than) income tax payments	247	(1,012)
Share-based compensation expense	759	602
Net gains on marketable securities and other investments	(45)	(71)
Other items	(23)	9
Changes in assets and liabilities:
Accounts receivable, net	392	(325)
Inventories	111	165
Other assets	148	115
Trade accounts payable	11	241
Payroll, benefits and other liabilities	(541)	74
Unearned revenues	(88)	(81)
Net cash used by operating activities from discontinued operations	—	(16)
Net cash provided by operating activities	4,587	2,949
Investing Activities:
Capital expenditures	(277)	(214)
Purchases of debt and equity marketable securities	(914)	(1,452)
Proceeds from sales and maturities of debt and equity marketable securities	752	463
Acquisitions and other investments, net of cash acquired	(260)	(60)
Other items	28	7
Net cash used by investing activities	(671)	(1,256)
Financing Activities:
Proceeds from short-term debt	500	400
Repayment of short-term debt	(500)	(400)
Repurchases and retirements of common stock	(1,750)	(784)
Dividends paid	(942)	(895)
Payments of tax withholdings related to vesting of share-based awards	(315)	(370)
Other items	(1)	8
Net cash used by financing activities	(3,008)	(2,041)
Effect of exchange rate changes on cash and cash equivalents	(44)	15
Net increase (decrease) in total cash and cash equivalents	864	(333)
Total cash and cash equivalents at beginning of period (including $77 classified as held for sale at September 24, 2023)	7,849	8,527
Total cash and cash equivalents at end of period (including $61 classified as held for sale at December 24, 2023)	$8,713	$8,194

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 29, 2024	December 24, 2023
Total stockholders’ equity, beginning balance	$26,274	$21,581

Common stock and paid-in capital:
Balance at beginning of period	$—	$490
Common stock issued under employee benefit plans	1	1
Repurchases and retirements of common stock	(476)	(773)
Share-based compensation	790	629
Tax withholdings related to vesting of share-based payments	(315)	(370)
Common stock issued in acquisition	—	23
Balance at end of period	—	—

Retained earnings:
Balance at beginning of period	25,687	20,733
Net income	3,180	2,767
Repurchases and retirements of common stock	(1,286)	(11)
Dividends	(974)	(924)
Balance at end of period	26,607	22,565

Accumulated other comprehensive income (loss):
Balance at beginning of period	587	358
Other comprehensive (loss) income	(314)	135
Balance at end of period	273	493

Total stockholders’ equity, ending balance	$26,880	$23,058

Dividends per share announced	$0.85	$0.80

See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation and Significant Accounting Policies Update
Financial Statement Preparation. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended September 29, 2024. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three months ended December 29, 2024 and December 24, 2023 included 13 weeks. Our fiscal year for 2025 will include 52 weeks.
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
Income Statement - Expense Disaggregation Disclosures: In November 2024, the FASB issued new requirements to disclose certain additional expense information on an annual and interim basis, including (among other items) the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each income statement expense caption, as applicable. We will adopt the new requirements for our annual periods starting in fiscal 2028 (and interim periods thereafter) on a prospective basis.
Note 2. Composition of Certain Financial Statement Items

Inventories (in millions)
	December 29, 2024	September 29, 2024
Raw materials	$333	$340
Work-in-process	3,636	3,497
Finished goods	2,334	2,586
	$6,303	$6,423
Revenues. We disaggregate our revenues by segment (Note 6), by products and services (as presented on our condensed consolidated statements of operations), and for our QCT (Qualcomm CDMA Technologies) segment, by revenue stream, which is based on the industry and application in which our products are sold (as presented below). In certain cases, the determination of QCT revenues by industry and application requires the use of certain assumptions. Substantially all of QCT’s revenues consist of equipment revenues that are recognized at a point in time, and substantially all of QTL’s (Qualcomm Technology Licensing) revenues represent licensing revenues that are recognized over time and are principally from royalties generated through our licensees’ sales of mobile handsets.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
QCT revenue streams were as follows (in millions):

	Three Months Ended
	December 29, 2024	December 24, 2023
Handsets (1)	$7,574	$6,687
Automotive (2)	961	598
IoT (internet of things) (3)	1,549	1,138
Total QCT revenues	$10,084	$8,423
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
Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods generally include certain sales-based royalty revenues related to system software, certain amounts related to customer incentives and licensing revenues recognized related to devices sold in prior periods (including adjustments to prior period royalty estimates, which include the impact of the reporting by our licensees of actual royalties due) and were as follows (in millions):

	Three Months Ended
	December 29, 2024	December 24, 2023
Revenues recognized from previously satisfied performance obligations	$263	$176
Remaining performance obligations, which are primarily included in unearned revenues (as presented on our condensed consolidated balance sheet), represent the aggregate amount of the transaction price of certain customer contracts yet to be recognized as revenues as of the end of the reporting period and exclude revenues related to (a) contracts that have an original expected duration of one year or less and (b) sales-based royalties (i.e., future royalty revenues) pursuant to our license agreements. Our patent license agreements with key OEMs are generally long-term, with remaining terms expiring between fiscal 2027 and 2031. Separately, we have finalized renewal negotiations for long-term licenses with two key Chinese OEMs (for which the initial terms have expired) and expect to execute final agreements shortly. We are also in discussions with Huawei, whose agreement has expired.
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

	Three Months Ended
	December 29, 2024	December 24, 2023
Customer/licensee (x)	24%	25%
Customer/licensee (y)	15	18
Customer/licensee (z)	14	14

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investment and Other Income (Expense), Net (in millions)
	Three Months Ended
	December 29, 2024	December 24, 2023
Interest and dividend income	$169	$149
Net gains on marketable securities	19	11
Net gains on other investments	30	5
Net gains on deferred compensation plan assets	15	66
Impairment losses on other investments	(24)	(12)
Other	34	(7)
	$243	$212
Discontinued Operations. On June 1, 2023, SSW Partners completed the sale of Veoneer’s Active Safety business to Magna International Inc. for net cash proceeds of $1.5 billion. On March 1, 2024, SSW Partners completed the sale of Veoneer’s Restraint Control Systems business (collectively with the Active Safety business, the Non-Arriver businesses) to American Industrial Partners Capital Fund VII. Through the date of disposition by SSW Partners, the results of operations and cash flows of Veoneer’s Non-Arriver businesses are presented as discontinued operations. Cash flows from investing and financing activities from discontinued operations reported for the periods presented were not material.
Note 3. Income Taxes
We estimate our annual effective income tax rate to be 11% for fiscal 2025, which is lower than the U.S. federal statutory rate, primarily due to a significant portion of our income qualifying for preferential treatment as foreign-derived intangible income (FDII) at a 13% effective tax rate, which includes certain additional benefits from the requirement to capitalize research and development expenditures for federal income tax purposes (that are expected to continue to decline over time as capitalized research and development expenditures continue to amortize) and a benefit from our federal research and development tax credit. Our effective tax rate of 13% for the first quarter of fiscal 2025 was higher than our estimated annual effective tax rate, primarily due to $107 million of net discrete tax charges, which principally related to foreign currency losses on a noncurrent receivable related to our refund claim of Korean withholding tax. Our effective tax rate of 5% for the first quarter of fiscal 2024 included $79 million of net discrete tax benefits.
Note 4. Capital Stock
Stock Repurchase Program. During the first quarter of fiscal 2025, we utilized the remaining repurchase authority under the $10.0 billion stock repurchase program announced on October 12, 2021 and we began repurchases under the $15.0 billion stock repurchase program announced on November 6, 2024, which has no expiration date. At December 29, 2024, $14.3 billion remained authorized for repurchase under our stock repurchase program.
Shares Outstanding. Shares of common stock outstanding at December 29, 2024 were as follows (in millions):

Balance at September 29, 2024	1,113
Issued	4
Repurchased	(11)
Balance at December 29, 2024	1,106
Dividends. On January 17, 2025, we announced a cash dividend of $0.85 per share on our common stock, payable on March 27, 2025 to stockholders of record as of the close of business on March 6, 2025.

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

	Three Months Ended
	December 29, 2024	December 24, 2023
Dilutive common share equivalents included in diluted shares	12	11
Shares of common stock equivalents not included because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period	1	14
Note 5. Commitments and Contingencies
Legal and Regulatory Proceedings.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Arm Ltd. v. QUALCOMM Incorporated: On August 31, 2022, Arm Ltd. (Arm) filed a complaint against us in the United States District Court for the District of Delaware. Our subsidiaries Qualcomm Technologies, Inc. and NuVia, Inc. (Nuvia) are also named in the complaint. The complaint alleges that following our acquisition of Nuvia, we and Nuvia breached Nuvia’s Architecture License Agreement with Arm (the Nuvia ALA) by failing to comply with the termination obligations under the Nuvia ALA. Arm is seeking specific performance, including that we cease all use of and destroy any technology that was developed under the Nuvia ALA, including processor core technology (which Arm alleges includes our custom Qualcomm Oryon CPU cores). Arm’s complaint also contended that we violated the Lanham Act through trademark infringement and false designation of origin through unauthorized use of Arm’s trademarks and sought associated injunctive and declaratory relief; however, Arm dismissed these claims prior to trial. On September 30, 2022, we filed our Answer and Counterclaim in response to Arm’s complaint denying Arm’s claims. Our counterclaim seeks a declaratory judgment that we did not breach the Nuvia ALA or the Technology License Agreement between Nuvia and Arm, and that, following the acquisition of Nuvia, our architected cores (including all further developments, iterations or instantiations of the technology we acquired from Nuvia) and System-on-Chip (SoC) products incorporating such cores are fully licensed under our existing Architecture License Agreement with Arm (the Qualcomm ALA) and Technology License Agreement with Arm. A trial was held beginning on December 16, 2024, and on December 20, 2024, the jury found that (i) Qualcomm did not breach the Nuvia ALA and (ii) Qualcomm CPUs that include designs acquired in the Nuvia acquisition are licensed under the Qualcomm ALA. The jury was unable to reach a verdict with respect to Arm’s claim as to whether Nuvia breached the Nuvia ALA. The parties have filed various post-trial motions in this matter, including motions for judgment as a matter of law. We intend to continue to vigorously defend ourselves against Arm’s claims in this matter.
On April 18, 2024, we filed a separate complaint (captioned QUALCOMM Incorporated v. Arm Ltd.) against Arm in the United States District Court for the District of Delaware. The complaint alleges that Arm has breached the Qualcomm ALA by failing to provide certain deliverables that Arm is obligated to provide. The complaint seeks an order that Arm comply with its contractual obligations, damages, and additional relief. Arm moved to dismiss this complaint, and on October 30, 2024, the court denied Arm’s motion to dismiss. On December 16, 2024, we filed a First Amended Complaint, alleging additional causes of action based on Arm improperly seeking to terminate the Qualcomm ALA and improperly publicizing that it was seeking to terminate the Qualcomm ALA. Trial is scheduled to begin on March 9, 2026.
On October 22, 2024, Arm provided us with a notice alleging that we have breached the Qualcomm ALA by marketing products that contain CPUs that Arm alleges use designs, technology and code created by Nuvia employees prior to our acquisition of Nuvia; by seeking support and verification from Arm for additional products that use such alleged designs, technology and code; and by suing Arm for breach of the Qualcomm ALA. Arm’s notice asserts that it will have the right to terminate the Qualcomm ALA if such alleged breaches are not cured within 60 days of such notice. We disagree with Arm’s allegations, including that we are, or have been, in breach of the Qualcomm ALA. On January 8, 2025, Arm notified us that it was withdrawing its October 22, 2024 notice of breach and indicated that it has no current plan to terminate the Qualcomm ALA, while reserving its rights pending the outcome of the ongoing litigation.
Contingent Losses and Other Considerations: Litigation and investigations are inherently uncertain, and we face difficulties in evaluating or estimating likely outcomes or ranges of possible loss, particularly in antitrust and trade regulation investigations. We have not recorded any accrual at December 29, 2024 for contingent losses associated with the pending matters described above based on our belief that losses, while reasonably possible, are not probable. Further, any possible amount or range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. We are engaged in numerous other legal actions not described above (for example, our 2010 European Commission matter relating to the Icera complaint, and other matters arising in the ordinary course of our business, including those relating to employment matters or the initiation or defense of proceedings relating to intellectual property rights) and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

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
The table below presents revenues and earnings (loss) before income taxes (EBT) for reportable segments (in millions):

	Three Months Ended
	December 29, 2024	December 24, 2023
Revenues
QCT	$10,084	$8,423
QTL	1,535	1,460
QSI	—	13
Reconciling items	50	39
Total	$11,669	$9,935
EBT
QCT	$3,246	$2,593
QTL	1,158	1,080
QSI	19	11
Reconciling items	(788)	(722)
Total	$3,635	$2,962
Reconciling items for revenues and EBT in the previous table were as follows (in millions):

	Three Months Ended
	December 29, 2024	December 24, 2023
Revenues
Nonreportable segments	$50	$39
EBT
Unallocated cost of revenues	$(59)	$(56)
Unallocated research and development expenses	(598)	(533)
Unallocated selling, general and administrative expenses	(189)	(185)
Unallocated other income	—	28
Unallocated interest expense	(163)	(178)
Unallocated investment and other income, net	221	208
Nonreportable segments	—	(6)
	$(788)	$(722)

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7. Fair Value Measurements and Marketable Securities
The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 29, 2024 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$4,111	$363	$—	$4,474
Marketable securities:
Corporate bonds and notes	—	4,727	—	4,727
Mortgage- and asset-backed securities	—	457	—	457
U.S. Treasury securities and government-related securities	245	72	—	317
Equity securities	91	—	—	91
Total marketable securities	336	5,256	—	5,592
Derivative instruments	—	5	—	5
Other investments (1)	1,012	—	41	1,053
Total assets measured at fair value	$5,459	$5,624	$41	$11,124
Liabilities
Derivative instruments	$—	$244	$—	$244
Other liabilities (1)	1,008	—	—	1,008
Total liabilities measured at fair value	$1,008	$244	$—	$1,252
(1) Other investments and other liabilities included in Level 1 are comprised of our deferred compensation plan assets and liabilities.
Long-term Debt. At December 29, 2024, the aggregate fair value of our outstanding fixed-rate notes, based on Level 2 inputs, was approximately $13.6 billion.
Marketable Securities. At December 29, 2024 and September 29, 2024, our marketable securities were all classified as current and were primarily comprised of available-for-sale debt securities (substantially all of which were corporate bonds and notes).
The contractual maturities of available-for-sale debt securities were as follows (in millions):

December 29, 2024
Years to Maturity
Less than one year	$1,477
One to five years	3,567
No single maturity date	457
Total	$5,501
Debt securities with no single maturity date included mortgage- and asset-backed securities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in “Part I, Item 1” of this Quarterly Report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended September 29, 2024 contained in our 2024 Annual Report on Form 10-K.
This Quarterly Report (including but not limited to this section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. Additionally, statements concerning future matters such as our future business, prospects, results of operations or financial condition; research and development or technology investments; new or enhanced products, services or technologies; emerging industries or business models; design wins or product launches; industry, market or technology trends, dynamics or transitions; our expectations regarding future demand or supply conditions; strategic investments or acquisitions, and the anticipated timing or benefits thereof; licensing discussions and negotiations; legal or regulatory matters, including the expected impacts of pending tax or other regulatory changes; U.S./China trade or national security tensions; vertical integration by our customers; competition; annual effective tax rates; and other statements regarding matters that are not historical are also forward-looking statements.
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
First Quarter Fiscal 2025 Overview
Revenues for the first quarter of fiscal 2025 were $11.7 billion, an increase of 17% compared to the year ago quarter, with net income of $3.2 billion, an increase of 15% compared to the year ago quarter. Key items from the first quarter of fiscal 2025 included:
•QCT revenues increased by 20% in the first quarter of fiscal 2025 compared to the year ago quarter, due to higher handsets, IoT and automotive revenues.
•QTL revenues increased by 5% in the first quarter of fiscal 2025 compared to the year ago quarter.
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

Seasonality. Many of our products and much of our intellectual property are incorporated into consumer wireless devices, which are subject to seasonality and other fluctuations in demand. Our revenues have historically fluctuated based on consumer demand for devices, as well as on the timing of customer/licensee device launches and/or innovation cycles (such as the transition to the next generation of wireless technologies). This has resulted in fluctuations in QCT revenues in advance of and during device launches incorporating our products (for example, certain major handset OEMs accelerated their premium-tier device launches into the first quarter of fiscal 2025) and in QTL revenues when licensees’ sales occur. These trends may or may not continue in the future. Further, the trends for QTL have been, and may in the future be, impacted by disputes and/or resolutions with licensees and/or governmental investigations or proceedings.
Results of Operations

Revenues (in millions)
	Three Months Ended
	December 29, 2024	December 24, 2023	Change
Equipment and services	$9,942	$8,316	$1,626
Licensing	1,727	1,619	108
	$11,669	$9,935	$1,734
First quarter 2025 vs. 2024
The increase in revenues in the first quarter of fiscal 2025 was primarily due to:
+    $1.6 billion in higher equipment and services revenues from our QCT segment
+    $75 million in higher licensing revenues from our QTL segment

Costs and Expenses (in millions, except percentages)
	Three Months Ended
	December 29, 2024	December 24, 2023	Change
Cost of revenues	$5,161	$4,312	$849
Gross margin	56%	57%
First quarter 2025 vs. 2024
Gross margin percentage decreased in the first quarter of fiscal 2025 primarily due to a decrease in the proportion of total revenues related to QTL licensing revenues (which have a higher margin contribution).

	Three Months Ended
	December 29, 2024	December 24, 2023	Change
Research and development	$2,230	$2,096	$134
% of revenues	19%	21%
First quarter 2025 vs. 2024
The increase in research and development expenses in the first quarter of fiscal 2025 was primarily due to:
+    $103 million increase in share-based compensation expense
+    $61 million increase driven by higher costs related to the development of wireless and integrated circuit technologies (including investments in key growth and diversification opportunities)
-    $31 million decrease in expenses driven by the revaluation of our deferred compensation obligation (which resulted in a corresponding decrease in net gains on deferred compensation plan assets within investment and other income, net due to the revaluation of the related assets)

	Three Months Ended
	December 29, 2024	December 24, 2023	Change
Selling, general and administrative	$723	$627	$96
% of revenues	6%	6%
First quarter 2025 vs. 2024
The increase in selling, general and administrative expenses in the first quarter of fiscal 2025 was primarily due to:
+    $48 million increase in share-based compensation expense
+    $46 million increase in sales and marketing expenses
-    $19 million decrease in expenses driven by the revaluation of our deferred compensation obligation

Interest Expense and Investment and Other Income, Net (in millions)
	Three Months Ended
	December 29, 2024	December 24, 2023	Change
Interest expense	$163	$178	$(15)

Investment and other income (expense), net
Interest and dividend income	$169	$149	$20
Net gains on marketable securities	19	11	8
Net gains on other investments	30	5	25
Net gains on deferred compensation plan assets	15	66	(51)
Impairment losses on other investments	(24)	(12)	(12)
Other	34	(7)	41
	$243	$212	$31
Income Tax Expense (in millions, except percentages)
The following table summarizes the primary factors that caused our income tax provision to differ from the expected income tax provision at the U.S. federal statutory rate:

	Three Months Ended
	December 29, 2024	December 24, 2023
Expected income tax provision at federal statutory tax rate	$763	$622
Benefit from foreign-derived intangible income (FDII) deduction, excluding the impact of capitalizing research and development expenditures	(207)	(164)
Foreign currency loss (gain) related to foreign withholding tax receivable	166	(39)
Benefit from FDII deduction related to capitalizing research and development expenditures	(152)	(189)
Benefit related to the research and development tax credit	(74)	(75)
Excess tax benefit associated with share-based awards	(37)	(29)
Other	(4)	25
Income tax expense	$455	$151
Effective tax rate	13%	5%
We estimate our annual effective income tax rate to be 11% for fiscal 2025, which is lower than the U.S. federal statutory rate. Additional information regarding our annual effective income tax rate and income tax expense is provided in this Quarterly Report in “Notes to Condensed Consolidated Statements, Note 3. Income Taxes.”
The Organization for Economic Co-operation and Development (OECD) has announced a framework to implement a global minimum tax of 15% (referred to as Pillar Two). Certain countries have implemented or are in the process of implementing the Pillar Two legislation, which applies to us beginning in fiscal 2025. While we do not currently expect this to materially impact our consolidated financial statements, we continue to monitor the impact as countries implement legislation and the OECD provides additional guidance.

Discontinued Operations (in millions)
	Three Months Ended
	December 29, 2024	December 24, 2023	Change
Discontinued operations, net of income taxes	$—	$(44)	$44
Discontinued operations in the first quarter of fiscal 2024 are related to the Non-Arriver businesses. Information regarding the Non-Arriver businesses is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items - Discontinued Operations.”
Segment Results
The following should be read in conjunction with our financial results for the first quarter of fiscal 2025 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Segment Information.”
QCT Segment (in millions, except percentages)

	Three Months Ended
	December 29, 2024	December 24, 2023	Change
Revenues
Handsets	$7,574	$6,687	$887
Automotive	961	598	363
IoT (internet of things)	1,549	1,138	411
Total revenues (1)	$10,084	$8,423	$1,661
EBT (2)	$3,246	$2,593	$653
EBT as a % of revenues	32%	31%	1 point
(1) Descriptions of our three QCT revenue streams can be found in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items.”
(2) Earnings (loss) before income taxes.
Substantially all of QCT’s revenues consist of equipment and services revenues, which were $9.9 billion and $8.3 billion in the first quarter of fiscal 2025 and 2024, respectively. QCT handsets, automotive and IoT revenues mostly relate to sales of our Snapdragon platforms (which include processors and modems), stand-alone Mobile Data Modems, radio frequency transceiver, power management and wireless connectivity integrated chipsets as well as sales of 4G, 5G sub 6 and 5G millimeter wave RFFE products.
First quarter 2025 vs. 2024
The increase in QCT revenues in the first quarter of fiscal 2025 was primarily due to:
+    higher handsets revenues, primarily due to $448 million in higher chipset shipments driven by certain major OEMs, and $424 million in higher revenues per chipset (driven by higher average selling prices and favorable mix), both of which benefited from an increase in demand in premium-tier Snapdragon platforms
+    higher IoT revenues, due to $513 million in higher shipments across consumer, industrial and edge networking products, partially offset by unfavorable product mix
+    higher automotive revenues, primarily driven by an increase in shipments from new vehicle launches with our Snapdragon digital cockpit products
QCT EBT as a percentage of revenues increased in the first quarter of fiscal 2025 primarily due to:
+    higher revenues
-    higher operating expenses, primarily driven by higher research and development and selling, general and administrative expenses
Gross margin percentage remained approximately flat in the first quarter of fiscal 2025, primarily driven by higher product costs, offset by higher average selling prices.

QTL Segment (in millions, except percentages)

	Three Months Ended
	December 29, 2024	December 24, 2023	Change
Licensing revenues	$1,535	$1,460	$75
EBT	1,158	1,080	78
EBT as a % of revenues	75%	74%	1 point
First quarter 2025 vs. 2024
The increase in QTL licensing revenues in the first quarter of fiscal 2025 was primarily due to:
+    $32 million increase in estimated sales of 3G/4G/5G-based multimode products
+    $30 million in higher royalty revenues recognized related to devices sold in prior periods
QTL EBT as a percentage of revenues increased in the first quarter of fiscal 2025 primarily due to higher revenues.
QSI Segment (in millions)

	Three Months Ended
	December 29, 2024	December 24, 2023	Change
Equipment and services revenues	$—	$13	$(13)
EBT	19	11	8
First quarter 2025 vs. 2024
QSI segment results were not material in the first quarter of fiscal 2025 and 2024.
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
We have recently entered into comprehensive 4G and 5G license agreements with Shenzhen Transsion Holdings Limited (a growing, China-headquartered OEM that sells primarily in developing regions). As a result of our agreements with Transsion, all outstanding litigation between the parties has been, or is in the process of being, dismissed.
Further, we have finalized renewal negotiations for long-term licenses with two key Chinese OEMs, and expect to execute final agreements shortly. We are also in discussions with Huawei, whose agreement has expired. See “Risk Factors” in this Quarterly Report, including the Risk Factors titled “The continued and future success of our licensing programs requires us to continue to evolve our patent portfolio and to renew or renegotiate license agreements that are expiring.”
We are also involved in other legal proceedings, including those described in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Commitments and Contingencies.” Litigation is inherently uncertain, and, while we intend to continue to vigorously defend ourselves in such matters, the unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and cash provided by our debt programs. The following tables present selected financial information related to our liquidity at December 29, 2024 and September 29, 2024 and for the first three months of fiscal 2025 and 2024 (in millions):

	December 29, 2024	September 29, 2024	Change
Cash, cash equivalents and marketable securities
Cash and cash equivalents	$8,713	$7,849	$864
Marketable securities	5,592	5,451	141
	$14,305	$13,300	$1,005
Debt (1)	$14,577	$14,634	$(57)
(1) Includes our issued debt reported as long-term and $1.4 billion reported as short-term debt (which matures in May 2025). As of December 29, 2024 and September 29, 2024, our credit facility was undrawn, and we had no commercial paper outstanding.

	Three Months Ended
	December 29, 2024	December 24, 2023	Change
Net cash provided by operating activities	$4,587	$2,949	$1,638
Net cash used by investing activities	(671)	(1,256)	585
Net cash used by financing activities	(3,008)	(2,041)	(967)
Cash, cash equivalents and marketable securities. The net increase in cash, cash equivalents and marketable securities for the first three months of fiscal 2025 was primarily due to net cash provided by operating activities, partially offset by $1.8 billion in payments to repurchase 11 million shares of our common stock, $942 million in cash dividends paid, $315 million in payments of tax withholdings related to the vesting of share-based awards, $277 million in capital expenditures and $260 million in cash paid for acquisitions and other investments.
The impact on our operating cash flows from net changes in our operating assets and liabilities for the first three months of fiscal 2025 was largely flat primarily from a decrease in accounts receivable (despite having higher revenues compared to the fourth quarter of fiscal 2024) due to the timing of integrated circuit shipments during the period and an increase in customer incentive arrangements that are included in accounts receivable, which included the impact of timing of related payments. This was largely offset by a decrease in payroll and other benefit related liabilities primarily driven by payments related to our employee cash incentive program.
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
Additional Capital Requirements. Expected working and other capital requirements are described in our 2024 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At December 29, 2024, other than for the changes disclosed in the “Notes to Condensed Consolidated Financial Statements”, “Looking Forward” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our 2024 Annual Report on Form 10-K.

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
Recent Accounting Guidance
Information regarding recent accounting guidance and the impact of such guidance on our condensed consolidated financial statements is provided in this Quarterly Report in the “Notes to Condensed Consolidated Financial Statements, Note 1. Basis of Presentation and Significant Accounting Policies Update.”
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2024 Annual Report on Form 10-K. At December 29, 2024, there have been no material changes to the financial market risks described at September 29, 2024.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined under Rule 13a-15(f) promulgated under the Exchange Act, in the first quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risk Factors Summary:
RISKS RELATED TO OUR OPERATING BUSINESSES
•We derive a significant portion of our revenues from a small number of customers and licensees, and particularly from their sale of premium-tier handset devices. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuates, our business and results of operations could be negatively affected.
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

Risk Factors:
RISKS RELATED TO OUR OPERATING BUSINESSES
We derive a significant portion of our revenues from a small number of customers and licensees, and particularly from their sale of premium-tier handset devices. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuates, our business and results of operations could be negatively affected.
We derive a significant portion of our revenues from a small number of customers and licensees, and particularly from their sale of premium-tier handset devices, and we expect this trend to continue in the foreseeable future. The mobile industry is experiencing and may continue to experience concentration of device share among a few companies, particularly at the premium tier, contributing to this trend. Certain Chinese original equipment manufacturers (OEMs) have increased and may continue to increase their device share in China and in certain regions outside of China, and we derive a significant portion of our revenues from a small number of these OEMs as well. See also “Notes to Condensed Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items - Concentrations.”
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
Further, political actions, including trade and/or national security protection policies (for example, tariffs and other controls on imports or exports), or other actions by governments, particularly the U.S. and Chinese governments, have in the past, currently are and could in the future limit or prevent us from transacting business with certain of our customers, limit, prevent or discourage those customers from transacting business with us, or make it more expensive to do so, any of which could also significantly reduce the revenues we derive from these customers. See also the Risk Factor titled “A significant portion of our business is concentrated in China, and the risks of such concentration are exacerbated by U.S./China trade and national security tensions.”
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
If our customers begin using their own integrated circuit products rather than our products in some or all of their devices, or increase their use of their own integrated circuit products from current levels, our business, revenues, results of operations, cash flows and financial position could be materially adversely impacted. See also the Risk Factor titled “We derive a significant portion of our revenues from a small number of customers and licensees, and particularly from their sale of premium-tier handset devices. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuates, our business and results of operations could be negatively affected.”
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
Political actions, including trade protection and national security policies of the U.S. and Chinese governments, such as tariffs, bans or placing companies on restricted entity lists, have in the past, currently are and could in the future limit or prevent us from transacting business with certain of our Chinese customers or suppliers, limit, prevent or discourage certain of our Chinese customers or suppliers from transacting business with us, or make it more expensive to do so. Given our revenue concentration in China, if, due to actual, threatened or potential U.S. or Chinese government actions or policies: we were further limited in, or prohibited from, selling our integrated circuit products to Chinese customers; our non-Chinese OEM customers were limited in, or prohibited from, selling devices that incorporate our integrated circuit products into China; Chinese OEMs develop and use their own integrated circuit products or use our competitors’ integrated circuit products in some or all of their devices rather than our integrated circuit products; Chinese tariffs on our integrated circuit products or on devices which incorporate our integrated circuit products made purchasing such products or devices more expensive to our Chinese customers or Chinese consumers; or our Chinese licensees delay or cease making payments of license fees they owe us, our business, revenues, results of operations, cash flows and financial position could be materially harmed. Similarly, if, due to U.S. or Chinese government actions or policies, we were limited in or prohibited from obtaining critical integrated circuit products from our suppliers in China, or we or our customers were limited in or prohibited from selling in the United States products containing technologies with Chinese-origin content, our business, revenues, results of operations, cash flows and financial position could be materially harmed. See also the Risk Factors titled “We derive a significant portion of our revenues from a small number of customers and licensees, and particularly from their sale of premium-tier handset devices. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuates, our business and results of operations could be negatively affected” and “Our business, particularly our semiconductor business, may suffer as a result of our customers vertically integrating (i.e., developing their own integrated circuit products).”
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
See also the Risk Factor below titled “There are numerous risks associated with the operation and control of our manufacturing facilities, including a higher portion of fixed costs relative to a fabless model; environmental compliance and liability; impacts related to climate change; exposure to natural disasters, health crises, geopolitical conflicts and cyber-attacks; timely supply of equipment and materials; and various manufacturing issues” as similar risks, may be applicable to our third-party suppliers’ manufacturing facilities, which could result in disruptions to our business or additional costs to us, and negatively impact our results of operations.
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
Although we maintain a cybersecurity program to manage cybersecurity risks, as described in the “Cybersecurity” section of our 2024 Annual Report on Form 10-K, we cannot anticipate, detect, repel or implement fully effective preventative measures against all cybersecurity threats, particularly because the techniques used are increasingly sophisticated and constantly evolving. For example, as AI continues to evolve, cyber-attackers could also use AI to develop malicious code and increasingly sophisticated phishing attempts. As part of our cybersecurity program, we seek to identify and remediate vulnerabilities in our IT systems and software (including third party software used in our IT systems) that could be exploited by hackers or other malicious actors. However, we may not be aware of all such vulnerabilities, and we may fail to identify and/or remediate such vulnerabilities before they are exploited. Attempts to gain unauthorized access to our IT systems or other attacks have in the past, in certain instances and to certain degrees, been successful (but have not caused significant harm), and may in the future be successful, and in some cases, we might be unaware of an incident or its magnitude and effects.
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
The patent license agreements that generate a significant portion of our licensing revenues are effective for a specified term. To receive royalties after the expiration date of the specified term, we will need to extend or modify such license agreements or enter into new license agreements with the applicable licensees. We might not be able to extend or modify such license agreements, or enter into new license agreements, without negatively affecting the material terms and conditions of our license agreements with such licensees, and such modifications or new agreements may negatively impact our revenues. In some circumstances, we may extend, modify or enter into new license agreements as a result of arbitration or litigation, and terms imposed by arbitrators or courts may be less favorable to us than existing terms, and may impact the financial or other terms of license agreements not subject to the litigation or arbitration. If there is a delay in extending, modifying or entering into a new license agreement with a licensee, there would be a delay in our ability to recognize revenues related to that licensee’s product sales. Further, if we are unable to reach agreement on such modifications or new agreements, it could result in patent infringement and/or other litigation with such licensees. Finally, certain of our license agreements contain binding renewal provisions which provide that if the parties are unable to agree upon the terms and conditions of a new license agreement by a specified date, either party may initiate binding arbitration proceedings to establish such terms and conditions, which would become effective immediately after the expiration of the prior agreement. Nonetheless, in either event, we may not be able to recognize some or any revenues related to that licensee’s product sales until such new license agreement is finalized.

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
In any potential dispute involving us and another company’s patents, copyrights, trademarks or other intellectual property, our chipset foundries, semiconductor assembly and test providers and customers could also become the targets of litigation. We are contingently liable under certain product sales, services, license and other agreements to indemnify certain customers, chipset foundries and semiconductor assembly and test service providers against certain types of liability and damages arising from qualifying claims of patent infringement by products sold by us, or by intellectual property provided by us to our chipset foundries and semiconductor assembly and test service providers. Reimbursements under indemnification arrangements could have an adverse effect on our results of operations and cash flows. Furthermore, litigation could severely disrupt the supply of our products and the businesses of our chipset customers and their customers, which in turn could harm our relationships with them and could result in a decline in our chipset sales or a reduction in our licensees’ sales, causing a corresponding decline in our chipset or licensing revenues. Any claims, regardless of their merit, could be time consuming to address, result in costly litigation, divert the efforts of our technical and management personnel, cause product release or shipment delays and/or cause damage to our customer relationships, any of which could have an adverse effect on our results of operations and cash flows.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Our purchases of our common stock in the first quarter of fiscal 2025 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
September 30, 2024 to October 27, 2024	1,094	$171.19	1,094	$15,839
October 28, 2024 to November 24, 2024	2,506	165.88	2,506	15,423
November 25, 2024 to December 29, 2024	7,185	159.63	7,185	14,276
Total	10,785		10,785
(1) Average Price Paid Per Share excludes cash paid for commissions.
(2) On October 12, 2021, we announced a $10.0 billion stock repurchase program. On November 6, 2024, we announced a $15.0 billion stock repurchase program, which was in addition to the remaining repurchase authority under the previous program. The stock repurchase programs have no expiration date. During the first quarter of fiscal 2025, we utilized the remaining repurchase authority under the previous program and began repurchases under the new program. Shares withheld to satisfy statutory tax withholding requirements related to the vesting of share-based awards are not issued or considered stock repurchases under our stock repurchase program and, therefore, are excluded from the table above.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On November 26, 2024, Akash Palkhiwala, our Chief Financial Officer and Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) providing for the sale of an aggregate of (i) 40,000 shares of our common stock plus (ii) 100% of the net shares issued to Mr. Palkhiwala upon the vesting of restricted stock unit awards representing 25,269 shares of our common stock, including accrued dividend-equivalent shares and excluding any shares withheld to satisfy tax withholding obligations in connection with the settlement of such awards. The plan is scheduled to terminate on February 27, 2026.
On December 11, 2024, Heather Ace, our Chief Human Resources Officer, acting as trustee on behalf of her family trust, adopted a Rule 10b5-1 trading arrangement providing for the sale of 6,400 shares of our common stock. The plan is scheduled to terminate on November 13, 2025.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	3/7/2024	3.1
3.2	Amended and Restated Bylaws.	8-K	3/7/2024	3.2
10.12	Form of Qualcomm Incorporated 2023 Long-Term Incentive Plan Executive Performance Stock Unit Award Grant Notice and Executive Performance Stock Unit Award Agreement (2024 Form). (1)	10-K	11/6/2024	10.12
10.13	Form of Qualcomm Incorporated 2023 Long-Term Incentive Plan Executive Restricted Stock Unit Award Grant Notice and Executive Restricted Stock Unit Award Agreement (2024 Form). (1)	10-K	11/6/2024	10.13
10.21	Qualcomm Incorporated 2025 Director Compensation Plan. (1)	10-K	11/6/2024	10.21
10.26	Form of 2025 Annual Cash Incentive Plan Performance Unit Agreement. (1)				X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cristiano R. Amon.				X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Akash Palkhiwala.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Cristiano R. Amon.				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Akash Palkhiwala.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(1)Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
Dated: February 5, 2025	/s/ Akash Palkhiwala
Akash Palkhiwala
Chief Financial Officer and Chief Operating Officer