Form 10-Q
period 2025-03-30
QUALCOMM INC/DE
filed 2025-04-30
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock was 1,098 million at April 28, 2025.

QUALCOMM Incorporated
Form 10-Q
For the Quarter Ended March 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)
(Unaudited)

	March 30, 2025	September 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$7,203	$7,849
Marketable securities	6,643	5,451
Accounts receivable, net	3,699	3,929
Inventories	6,196	6,423
Other current assets	2,339	1,579
Total current assets	26,080	25,231
Deferred tax assets	5,750	5,162
Property, plant and equipment, net	4,410	4,665
Goodwill	10,948	10,799
Other intangible assets, net	1,183	1,244
Other assets	7,001	8,053
Total assets	$55,372	$55,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,479	$2,584
Payroll and other benefits related liabilities	1,248	1,834
Unearned revenues	232	297
Short-term debt	1,365	1,364
Other current liabilities	4,220	4,425
Total current liabilities	9,544	10,504
Unearned revenues	82	88
Long-term debt	13,258	13,270
Other liabilities	4,760	5,018
Total liabilities	27,644	28,880

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,100 and 1,113 shares issued and outstanding, respectively	—	—
Retained earnings	27,333	25,687
Accumulated other comprehensive income	395	587
Total stockholders’ equity	27,728	26,274
Total liabilities and stockholders’ equity	$55,372	$55,154

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024
Revenues:
Equipment and services	$9,359	$7,950	$19,301	$16,266
Licensing	1,620	1,439	3,348	3,059
Total revenues	10,979	9,389	22,649	19,325
Costs and expenses:
Cost of revenues	4,937	4,106	10,098	8,418
Research and development	2,216	2,236	4,446	4,332
Selling, general and administrative	706	707	1,430	1,335
Other	—	—	—	(28)
Total costs and expenses	7,859	7,049	15,974	14,057
Operating income	3,120	2,340	6,675	5,268
Interest expense	(163)	(172)	(326)	(350)
Investment and other income, net	148	330	391	542
Income from continuing operations before income taxes	3,105	2,498	6,740	5,460
Income tax expense	(293)	(223)	(748)	(373)
Income from continuing operations	2,812	2,275	5,992	5,087
Discontinued operations, net of income taxes	—	51	—	6
Net income	$2,812	$2,326	$5,992	$5,093

Basic earnings per share:
Continuing operations	$2.55	$2.03	$5.41	$4.55
Discontinued operations	—	0.05	—	0.01
Net income	$2.55	$2.08	$5.41	$4.56
Diluted earnings per share:
Continuing operations	$2.52	$2.02	$5.36	$4.50
Discontinued operations	—	0.04	—	0.01
Net income	$2.52	$2.06	$5.36	$4.51
Shares used in per share calculations:
Basic	1,104	1,117	1,107	1,116
Diluted	1,115	1,130	1,118	1,129

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024
Net income	$2,812	$2,326	$5,992	$5,093
Other comprehensive income, net of income taxes:
Foreign currency translation gains (losses)	82	(62)	(134)	21
Net unrealized gains (losses) on available-for-sale debt securities	16	6	(22)	38
Net unrealized gains (losses) on derivative instruments	23	(13)	(36)	4
Other losses	—	(1)	—	—
Other reclassifications included in net income	1	15	—	17
Total other comprehensive income (loss)	122	(55)	(192)	80
Comprehensive income	$2,934	$2,271	$5,800	$5,173

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	March 30, 2025	March 24, 2024
Operating Activities:
Net income from continuing operations	$5,992	$5,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	833	848
Income tax provision less than income tax payments	(899)	(1,764)
Share-based compensation expense	1,461	1,307
Net gains on marketable securities and other investments	(9)	(273)
Impairment losses on other investments	41	62
Other items	(69)	(30)
Changes in assets and liabilities:
Accounts receivable, net	227	92
Inventories	202	328
Other assets	299	221
Trade accounts payable	(97)	420
Payroll, benefits and other liabilities	(773)	286
Unearned revenues	(67)	10
Net cash used by operating activities from discontinued operations	—	(91)
Net cash provided by operating activities	7,141	6,503
Investing Activities:
Capital expenditures	(491)	(398)
Purchases of debt and equity marketable securities	(3,326)	(2,842)
Proceeds from sales and maturities of debt and equity marketable securities	2,155	1,178
Acquisitions and other investments, net of cash acquired	(341)	(165)
Proceeds from other investments	41	62
Other items	2	(30)
Net cash used by investing activities	(1,960)	(2,195)
Financing Activities:
Proceeds from short-term debt	500	799
Repayment of short-term debt	(500)	(799)
Proceeds from issuance of common stock	201	195
Repurchases and retirements of common stock	(3,498)	(1,515)
Dividends paid	(1,880)	(1,790)
Payments of tax withholdings related to vesting of share-based awards	(609)	(515)
Other items	(3)	4
Net cash used by financing activities	(5,789)	(3,621)
Effect of exchange rate changes on cash and cash equivalents	(38)	5
Net (decrease) increase in total cash and cash equivalents	(646)	692
Total cash and cash equivalents at beginning of period (including $77 classified as held for sale at September 24, 2023)	7,849	8,527
Total cash and cash equivalents at end of period	$7,203	$9,219

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024
Total stockholders’ equity, beginning balance	$26,880	$23,058	$26,274	$21,581

Common stock and paid-in capital:
Balance at beginning of period	$—	$—	$—	$490
Common stock issued under employee benefit plans	200	193	201	195
Repurchases and retirements of common stock	(632)	(731)	(1,108)	(1,504)
Share-based compensation	726	748	1,516	1,377
Tax withholdings related to vesting of share-based payments	(294)	(144)	(609)	(515)
Common stock issued in acquisition	—	—	—	23
Balance at end of period	—	66	—	66

Retained earnings:
Balance at beginning of period	26,607	22,565	25,687	20,733
Net income	2,812	2,326	5,992	5,093
Repurchases and retirements of common stock	(1,120)	—	(2,406)	(11)
Dividends	(966)	(926)	(1,940)	(1,850)
Balance at end of period	27,333	23,965	27,333	23,965

Accumulated other comprehensive income:
Balance at beginning of period	273	493	587	358
Other comprehensive income (loss)	122	(55)	(192)	80
Balance at end of period	395	438	395	438

Total stockholders’ equity, ending balance	$27,728	$24,469	$27,728	$24,469

Dividends per share announced	$0.85	$0.80	$1.70	$1.60

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
We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three and six months ended March 30, 2025 and March 24, 2024 included 13 weeks and 26 weeks, respectively. Our fiscal year for 2025 will include 52 weeks.
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
Note 2. Composition of Certain Financial Statement Items

Inventories (in millions)
	March 30, 2025	September 29, 2024
Raw materials	$298	$340
Work-in-process	3,750	3,497
Finished goods	2,148	2,586
	$6,196	$6,423
We have multi-year capacity purchase commitments with certain suppliers of our integrated circuit products. Total advance payments related to multi-year capacity purchase commitments recorded on our condensed consolidated balance sheets at March 30, 2025 and September 29, 2024 were $2.7 billion and $3.0 billion, respectively, of which $1.6 billion and $765 million were recorded in other current assets, respectively, and $1.1 billion and $2.2 billion were recorded in other assets, respectively.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
QCT revenue streams were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024
Handsets (1)	$6,929	$6,180	$14,503	$12,867
Automotive (2)	959	603	1,920	1,201
IoT (internet of things) (3)	1,581	1,243	3,130	2,381
Total QCT revenues	$9,469	$8,026	$19,553	$16,449
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
Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods generally include certain sales-based royalty revenues related to system software, certain amounts related to customer incentives and licensing revenues recognized related to devices sold in prior periods (including revenues resulting from certain settlements and adjustments to prior period royalty estimates, which include the impact of the reporting by our licensees of actual royalties due) and were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024
Revenues recognized from previously satisfied performance obligations	$285	$55	$526	$206
Remaining performance obligations, which are primarily included in unearned revenues (as presented on our condensed consolidated balance sheets), represent the aggregate amount of the transaction price of certain customer contracts yet to be recognized as revenues as of the end of the reporting period and exclude revenues related to (a) contracts that have an original expected duration of one year or less and (b) sales-based royalties (i.e., future royalty revenues) pursuant to our license agreements. Our patent license agreements with key OEMs are generally long-term, with remaining terms expiring between fiscal 2027 and 2031.
Concentrations. A significant portion of our revenues are concentrated with a small number of customers/licensees of our QCT and QTL segments. The comparability of customer/licensee concentrations for the periods presented are impacted by the timing of customer/licensee device launches and/or innovation cycles and other seasonal trends, among other fluctuations in demand. Revenues from each customer/licensee that were 10% or greater of total revenues were as follows:

	Three Months Ended		Six Months Ended
	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024
Customer/licensee (x)	27%	24%	21%	21%
Customer/licensee (y)	18	19	21	22
Customer/licensee (z)	10	14	12	14

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investment and Other Income, Net (in millions)
	Three Months Ended		Six Months Ended
	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024
Interest and dividend income	$167	$160	$336	$312
Net gains (losses) on marketable securities	18	(3)	37	8
Net (losses) gains on other investments	(5)	155	26	159
Net (losses) gains on deferred compensation plan assets	(34)	62	(20)	126
Impairment losses on other investments	(16)	(50)	(41)	(62)
Other	18	6	53	(1)
	$148	$330	$391	$542
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
Note 3. Income Taxes
We estimate our annual effective income tax rate to be 11% for fiscal 2025, which is lower than the U.S. federal statutory rate, primarily due to a significant portion of our income qualifying for preferential treatment as foreign-derived intangible income (FDII) at a 13% effective tax rate, which includes certain additional benefits from the requirement to capitalize research and development expenditures for federal income tax purposes (that are expected to continue to decline over time as capitalized research and development expenditures continue to amortize) and a benefit from our federal research and development tax credit. Our effective tax rate of 9% for the second quarter of fiscal 2025 was lower than our estimated annual effective tax rate, primarily due to net discrete tax benefits realized in the second quarter of fiscal 2025.
Note 4. Capital Stock
Stock Repurchase Program. During the first quarter of fiscal 2025, we utilized the remaining repurchase authority under the $10.0 billion stock repurchase program announced on October 12, 2021 and we began repurchases under the $15.0 billion stock repurchase program announced on November 6, 2024, which has no expiration date. At March 30, 2025, $12.5 billion remained authorized for repurchase under our stock repurchase program.
Shares Outstanding. Shares of common stock outstanding at March 30, 2025 were as follows (in millions):

Balance at September 29, 2024	1,113
Issued	9
Repurchased	(22)
Balance at March 30, 2025	1,100
Dividends. On March 18, 2025, we announced an increase in our quarterly dividend per share of common stock from $0.85 to $0.89, which is effective for dividends payable after March 27, 2025. On April 18, 2025, we announced a cash dividend of $0.89 per share on our common stock, payable on June 26, 2025 to stockholders of record as of the close of business on June 5, 2025.

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

	Three Months Ended		Six Months Ended
	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024
Dilutive common share equivalents included in diluted shares	10	13	11	12
Shares of common stock equivalents not included because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period	1	—	1	7
Note 5. Commitments and Contingencies
Legal and Regulatory Proceedings.
Consumer Class Action Lawsuits: Beginning in January 2017, a number of consumer class action complaints were filed against us in the United States District Courts for the Southern and Northern Districts of California, each on behalf of a putative class of purchasers of cellular phones and other cellular devices. The cases filed in the Southern District of California were subsequently transferred to the Northern District of California. On July 11, 2017, the plaintiffs filed a consolidated amended complaint alleging that we violated California and federal antitrust and unfair competition laws by, among other things, refusing to license standard-essential patents to our competitors, conditioning the supply of certain of our baseband chipsets on the purchaser first agreeing to license our entire patent portfolio, entering into exclusive deals with companies, including Apple Inc., and charging unreasonably high royalties that do not comply with our commitments to standard setting organizations. The complaint sought unspecified damages and disgorgement and/or restitution, as well as an order that we be enjoined from further unlawful conduct. On September 27, 2018, the court certified the class. We appealed the court’s class certification order to the United States Court of Appeals for the Ninth Circuit (Ninth Circuit). On September 29, 2021, the Ninth Circuit vacated the class certification order, ruling that the district court had failed to correctly assess the propriety of applying California law to a nationwide class, and remanded the case to the district court. On June 10, 2022, the plaintiffs filed an amended complaint, limiting the proposed class to California residents rather than a nationwide class. We filed a motion to dismiss the amended complaint, and on January 6, 2023, the court issued an order granting in part and denying in part our motion to dismiss. We subsequently filed a motion for summary judgment on the plaintiffs’ remaining claims. The court granted our motion in its entirety and, on October 5, 2023, entered final judgment in Qualcomm’s favor. The plaintiffs appealed the decision to the Ninth Circuit. On February 25, 2025, the Ninth Circuit issued a ruling dismissing all but one of the plaintiffs’ claims with prejudice and dismissing the remaining claim without prejudice.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Arm Ltd. v. QUALCOMM Incorporated: On August 31, 2022, Arm Ltd. (Arm) filed a complaint against us in the United States District Court for the District of Delaware. Our subsidiaries Qualcomm Technologies, Inc. and NuVia, Inc. (Nuvia) are also named in the complaint. The complaint alleges that following our acquisition of Nuvia, we and Nuvia breached Nuvia’s Architecture License Agreement with Arm (the Nuvia ALA) by failing to comply with the termination obligations under the Nuvia ALA. Arm is seeking specific performance, including that we cease all use of and destroy any technology that was developed under the Nuvia ALA, including processor core technology (which Arm alleges includes our custom Qualcomm Oryon CPU cores). Arm’s complaint also contended that we violated the Lanham Act through trademark infringement and false designation of origin through unauthorized use of Arm’s trademarks and sought associated injunctive and declaratory relief; however, Arm dismissed these claims prior to trial. On September 30, 2022, we filed our Answer and Counterclaim in response to Arm’s complaint denying Arm’s claims. Our counterclaim seeks a declaratory judgment that we did not breach the Nuvia ALA or the Technology License Agreement between Nuvia and Arm, and that, following the acquisition of Nuvia, our architected cores (including all further developments, iterations or instantiations of the technology we acquired from Nuvia) and System-on-Chip (SoC) products incorporating such cores are fully licensed under our existing Architecture License Agreement with Arm (the Qualcomm ALA) and Technology License Agreement with Arm (the Qualcomm TLA). A trial was held beginning on December 16, 2024, and on December 20, 2024, the jury found that (i) Qualcomm did not breach the Nuvia ALA and (ii) Qualcomm CPUs that include designs acquired in the Nuvia acquisition are licensed under the Qualcomm ALA. The jury was unable to reach a verdict with respect to Arm’s claim as to whether Nuvia breached the Nuvia ALA. The parties have filed various post-trial motions in this matter, including motions for judgment as a matter of law. We intend to continue to vigorously defend ourselves against Arm’s claims in this matter.
On April 18, 2024, we filed a separate complaint (captioned QUALCOMM Incorporated v. Arm Ltd.) against Arm in the United States District Court for the District of Delaware. The complaint alleges that Arm has breached the Qualcomm ALA by failing to provide certain deliverables that Arm is obligated to provide. The complaint seeks an order that Arm comply with its contractual obligations, damages, and additional relief. Arm moved to dismiss this complaint, and on October 30, 2024, the court denied Arm’s motion to dismiss. On December 16, 2024, we filed a First Amended Complaint, alleging additional causes of action based on Arm improperly seeking to terminate the Qualcomm ALA and improperly publicizing that it was seeking to terminate the Qualcomm ALA. Arm has moved to dismiss the First Amended Complaint. On March 27, 2025, we moved to file a Second Amended Complaint to add a claim that Arm has breached the Qualcomm TLA by failing to provide license offers at commercially reasonable prices and terms. Trial is scheduled to begin on March 9, 2026.
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
Contingent Losses and Other Considerations: Litigation and investigations are inherently uncertain, and we face difficulties in evaluating or estimating likely outcomes or ranges of possible loss, particularly in antitrust and trade regulation investigations. We have not recorded any accrual at March 30, 2025 for contingent losses associated with the pending matters described above based on our belief that losses, while reasonably possible, are not probable. Further, any possible amount or range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. We are engaged in numerous other legal actions not described above (for example, our 2010 European Commission matter relating to the Icera complaint, and other matters arising in the ordinary course of our business, including those relating to employment matters or the initiation or defense of proceedings relating to intellectual property rights) and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

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
The table below presents revenues and earnings (loss) before income taxes (EBT) for reportable segments (in millions):

	Three Months Ended		Six Months Ended
	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024
Revenues
QCT	$9,469	$8,026	$19,553	$16,449
QTL	1,319	1,318	2,854	2,778
QSI	—	3	—	16
Reconciling items	191	42	242	82
Total	$10,979	$9,389	$22,649	$19,325
EBT
QCT	$2,857	$2,288	$6,103	$4,881
QTL	929	933	2,086	2,013
QSI	10	96	29	107
Reconciling items	(691)	(819)	(1,478)	(1,541)
Total	$3,105	$2,498	$6,740	$5,460

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Reconciling items for revenues and EBT in the previous table were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024
Revenues
Nonreportable segments	$48	$42	$99	$82
Unallocated revenues	143	—	143	—
	$191	$42	$242	$82
EBT
Unallocated revenues	$143	$—	$143	$—
Unallocated cost of revenues	(60)	(57)	(119)	(113)
Unallocated research and development expenses	(558)	(584)	(1,156)	(1,116)
Unallocated selling, general and administrative expenses	(184)	(229)	(372)	(414)
Unallocated other income	—	—	—	28
Unallocated interest expense	(163)	(172)	(326)	(350)
Unallocated investment and other income, net	138	228	358	434
Nonreportable segments	(7)	(5)	(6)	(10)
	$(691)	$(819)	$(1,478)	$(1,541)
Certain revenues were not allocated to our segments in our management reports because they were not considered in evaluating segment results. Unallocated revenues in the second quarter and first six months of fiscal 2025 were comprised of licensing revenues resulting from a recent settlement of a licensing dispute.
Note 7. Fair Value Measurements and Marketable Securities
The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 30, 2025 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,720	$241	$—	$2,961
Marketable securities:
Corporate bonds and notes	—	5,048	—	5,048
Mortgage- and asset-backed securities	—	1,037	—	1,037
U.S. Treasury securities and government-related securities	303	183	—	486
Equity securities	72	—	—	72
Total marketable securities	375	6,268	—	6,643
Derivative instruments	—	23	—	23
Other investments (1)	963	—	56	1,019
Total assets measured at fair value	$4,058	$6,532	$56	$10,646
Liabilities
Derivative instruments	$—	$176	$—	$176
Other liabilities (1)	959	—	—	959
Total liabilities measured at fair value	$959	$176	$—	$1,135
(1) Other investments and other liabilities included in Level 1 are comprised of our deferred compensation plan assets and liabilities.
Long-term Debt. At March 30, 2025, the aggregate fair value of our outstanding fixed-rate notes, based on Level 2 inputs, was approximately $13.8 billion.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Marketable Securities. At March 30, 2025 and September 29, 2024, our marketable securities were all classified as current and were primarily comprised of available-for-sale debt securities (the vast majority of which were corporate bonds and notes).
The contractual maturities of available-for-sale debt securities were as follows (in millions):

March 30, 2025
Years to Maturity
Less than one year	$1,451
One to five years	4,083
No single maturity date	1,037
Total	$6,571
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
Second Quarter Fiscal 2025 Overview
Revenues for the second quarter of fiscal 2025 were $11.0 billion, an increase of 17% compared to the year ago quarter, with net income of $2.8 billion, an increase of 21% compared to the year ago quarter. Key items from the second quarter of fiscal 2025 included:
•QCT revenues increased by 18% in the second quarter of fiscal 2025 compared to the year ago quarter, due to higher handsets, automotive and IoT revenues.
•QTL revenues remained approximately flat in the second quarter of fiscal 2025 compared to the year ago quarter.
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
Results of Operations

Revenues (in millions)
	Three Months Ended			Six Months Ended
	March 30, 2025	March 24, 2024	Change	March 30, 2025	March 24, 2024	Change
Equipment and services	$9,359	$7,950	$1,409	$19,301	$16,266	$3,035
Licensing	1,620	1,439	181	3,348	3,059	289
	$10,979	$9,389	$1,590	$22,649	$19,325	$3,324
Second quarter 2025 vs. 2024
The increase in revenues in the second quarter of fiscal 2025 was primarily due to:
+    $1.4 billion in higher equipment and services revenues from our QCT segment
+    $143 million in licensing revenues resulting from a recent settlement of a licensing dispute, which was not allocated to our segment results
First six months 2025 vs. 2024
The increase in revenues in the first six months of fiscal 2025 was primarily due to:
+    $3.0 billion in higher equipment and services revenues from our QCT segment
+    $143 million in licensing revenues resulting from a recent settlement of a licensing dispute, which was not allocated to our segment results
+    $76 million in higher licensing revenues from our QTL segment

Costs and Expenses (in millions, except percentages)
	Three Months Ended			Six Months Ended
	March 30, 2025	March 24, 2024	Change	March 30, 2025	March 24, 2024	Change
Cost of revenues	$4,937	$4,106	$831	$10,098	$8,418	$1,680
Gross margin	55%	56%		55%	56%
Second quarter 2025 vs. 2024
Gross margin percentage decreased in the second quarter of fiscal 2025 primarily due to a decrease in QCT gross margin.
First six months 2025 vs. 2024
Gross margin percentage decreased in the first six months of fiscal 2025 primarily due to a decrease in the proportion of total revenues related to QTL licensing revenues (which have a higher margin contribution).

	Three Months Ended			Six Months Ended
	March 30, 2025	March 24, 2024	Change	March 30, 2025	March 24, 2024	Change
Research and development	$2,216	$2,236	$(20)	$4,446	$4,332	$114
% of revenues	20%	24%		20%	22%
Second quarter 2025 vs. 2024
The decrease in research and development expenses in the second quarter of fiscal 2025 was primarily due to:
-    $57 million decrease in expenses driven by the revaluation of our deferred compensation obligation (which resulted in a corresponding decrease in net gains on deferred compensation plan assets within investment and other income, net due to the revaluation of the related assets)
+    $20 million increase driven by higher costs related to the development of wireless and integrated circuit technologies (including investments in key growth and diversification opportunities), which included higher employee-related costs, offset by higher non-recurring engineering cost reimbursements
First six months 2025 vs. 2024
The increase in research and development expenses in the first six months of fiscal 2025 was primarily due to:
+    $120 million increase in share-based compensation expense
+    $81 million increase driven by higher costs related to the development of wireless and integrated circuit technologies (including investments in key growth and diversification opportunities), primarily driven by an increase in employee-related costs, partially offset by higher non-recurring engineering cost reimbursements
-    $88 million decrease in expenses driven by the revaluation of our deferred compensation obligation

	Three Months Ended			Six Months Ended
	March 30, 2025	March 24, 2024	Change	March 30, 2025	March 24, 2024	Change
Selling, general and administrative	$706	$707	$(1)	$1,430	$1,335	$95
% of revenues	6%	8%		6%	7%
Second quarter 2025 vs. 2024
Selling, general and administrative expenses remained approximately flat in the second quarter of fiscal 2025 primarily due to:
-    $37 million decrease in expenses driven by the revaluation of our deferred compensation obligation
+    $48 million increase in sales and marketing expenses
First six months 2025 vs. 2024
The increase in selling, general and administrative expenses in the first six months of fiscal 2025 was primarily due to:
+    $94 million increase in sales and marketing expenses
+    $29 million increase in share-based compensation expense
+    $29 million increase in employee-related expenses
-    $56 million decrease in expenses driven by the revaluation of our deferred compensation obligation

Interest Expense and Investment and Other Income, Net (in millions)
	Three Months Ended			Six Months Ended
	March 30, 2025	March 24, 2024	Change	March 30, 2025	March 24, 2024	Change
Interest expense	$163	$172	$(9)	$326	$350	$(24)

Investment and other income, net
Interest and dividend income	$167	$160	$7	$336	$312	$24
Net gains (losses) on marketable securities	18	(3)	21	37	8	29
Net (losses) gains on other investments	(5)	155	(160)	26	159	(133)
Net (losses) gains on deferred compensation plan assets	(34)	62	(96)	(20)	126	(146)
Impairment losses on other investments	(16)	(50)	34	(41)	(62)	21
Other	18	6	12	53	(1)	54
	$148	$330	$(182)	$391	$542	$(151)
Net gains on other investments in the second quarter and first six months of fiscal 2024 was primarily driven by certain of our QSI non-marketable equity investments.
Income Tax Expense (in millions, except percentages)
The following table summarizes the primary factors that caused our income tax provision to differ from the expected income tax provision at the U.S. federal statutory rate:

	Three Months Ended		Six Months Ended
	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024
Expected income tax provision at federal statutory tax rate	$652	$525	$1,415	$1,147
Benefit from foreign-derived intangible income (FDII) deduction, excluding the impact of capitalizing research and development expenditures	(190)	(145)	(397)	(309)
Benefit from FDII deduction related to capitalizing research and development expenditures	(110)	(133)	(263)	(323)
Foreign currency (gain) loss related to foreign withholding tax receivable	(1)	41	165	2
Benefit related to the federal research and development tax credit	(45)	(59)	(119)	(135)
Excess tax benefit associated with share-based awards	(39)	(23)	(77)	(51)
Other	26	17	24	42
Income tax expense	$293	$223	$748	$373
Effective tax rate	9%	9%	11%	7%
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

Discontinued Operations (in millions)
	Three Months Ended			Six Months Ended
	March 30, 2025	March 24, 2024	Change	March 30, 2025	March 24, 2024	Change
Discontinued operations, net of income taxes	$—	$51	$(51)	$—	$6	$(6)
Discontinued operations in the second quarter and first six months of fiscal 2024 are related to the Non-Arriver businesses. Information regarding the Non-Arriver businesses is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items - Discontinued Operations.”
Segment Results
The following should be read in conjunction with our financial results for the second quarter of fiscal 2025 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Segment Information.”
QCT Segment (in millions, except percentages)

	Three Months Ended			Six Months Ended
	March 30, 2025	March 24, 2024	Change	March 30, 2025	March 24, 2024	Change
Revenues
Handsets	$6,929	$6,180	$749	$14,503	$12,867	$1,636
Automotive	959	603	356	1,920	1,201	719
IoT (internet of things)	1,581	1,243	338	3,130	2,381	749
Total revenues (1)	$9,469	$8,026	$1,443	$19,553	$16,449	$3,104
EBT (2)	$2,857	$2,288	$569	$6,103	$4,881	$1,222
EBT as a % of revenues	30%	29%	1 point	31%	30%	1 point
(1) Descriptions of our three QCT revenue streams can be found in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items.”
(2) Earnings (loss) before income taxes.
Substantially all of QCT’s revenues consist of equipment and services revenues, which were $9.3 billion and $7.9 billion in the second quarter of fiscal 2025 and 2024, respectively, and $19.2 billion and $16.2 billion in the first six months of fiscal 2025 and 2024, respectively. QCT handsets, automotive and IoT revenues mostly relate to sales of our Snapdragon platforms (which include processors and modems), stand-alone Mobile Data Modems, radio frequency transceiver, power management and wireless connectivity integrated chipsets as well as sales of 4G, 5G sub 6 and 5G millimeter wave RFFE products.
Second quarter 2025 vs. 2024
The increase in QCT revenues in the second quarter of fiscal 2025 was primarily due to:
+    higher handsets revenues, primarily due to $381 million in higher chipset shipments driven by certain major OEMs, and $368 million in higher revenues per chipset (primarily driven by higher average selling prices), both of which benefited from an increase in demand in premium-tier Snapdragon platforms
+    higher automotive revenues, primarily driven by an increase in shipments from new vehicle launches with our Snapdragon digital cockpit products
+    higher IoT revenues, primarily due to $410 million in higher shipments primarily across edge networking and industrial products
QCT EBT as a percentage of revenues increased in the second quarter of fiscal 2025 primarily due to:
+    higher revenues
-    lower gross margin percentage, primarily driven by increased product costs, partially offset by increases in average selling prices
First six months 2025 vs. 2024
The increase in QCT revenues in the first six months of fiscal 2025 was primarily due to:
+    higher handsets revenues, primarily due to $854 million in higher revenues per chipset (primarily driven by higher average selling prices), and $783 million in higher chipset shipments driven by certain major OEMs, both of which benefited from an increase in demand in premium-tier Snapdragon platforms

+    higher IoT revenues, due to $924 million in higher shipments across consumer, edge networking and industrial products, partially offset by unfavorable product mix
+    higher automotive revenues, primarily driven by an increase in shipments from new vehicle launches with our Snapdragon digital cockpit products
QCT EBT as a percentage of revenues increased in the first six months of fiscal 2025 primarily due to:
+    higher revenues
-    higher operating expenses, primarily driven by higher selling, general and administrative expenses
Gross margin percentage remained approximately flat in the first six months of fiscal 2025, primarily driven by higher product costs, partially offset by higher average selling prices.
QTL Segment (in millions, except percentages)

	Three Months Ended			Six Months Ended
	March 30, 2025	March 24, 2024	Change	March 30, 2025	March 24, 2024	Change
Licensing revenues	$1,319	$1,318	$1	$2,854	$2,778	$76
EBT	929	933	(4)	2,086	2,013	73
EBT as a % of revenues	70%	71%	-1 point	73%	72%	1 point
During the second quarter of fiscal 2025, we executed final agreements for new long-term licenses with two key Chinese OEMs (for which the initial terms had expired). We also recently entered into comprehensive 4G and 5G license agreements with Transsion (a growing, China-headquartered OEM that sells primarily in developing regions). As a result of our agreements with Transsion, all outstanding litigation between the parties has been dismissed. QTL revenues for the second quarter and first six months of fiscal 2025 included estimated royalties due from Transsion for sales made in the March 2025 quarter. We did not record QTL revenues in the second quarter of fiscal 2025 from Huawei, whose license agreement has expired.
Second quarter 2025 vs. 2024
QTL licensing revenues and EBT remained approximately flat in the second quarter of fiscal 2025.
First six months 2025 vs. 2024
The increase in QTL licensing revenues in the first six months of fiscal 2025 was primarily due to:
+    $39 million increase in estimated sales of 3G/4G/5G-based multimode products
+    $37 million in higher royalty revenues recognized related to devices sold in prior periods
QTL EBT as a percentage of revenues increased in the first six months of fiscal 2025 primarily due to higher revenues.
QSI Segment (in millions)

	Three Months Ended			Six Months Ended
	March 30, 2025	March 24, 2024	Change	March 30, 2025	March 24, 2024	Change
Equipment and services revenues	$—	$3	$(3)	$—	$16	$(16)
EBT	10	96	(86)	29	107	(78)
Second quarter and first six months 2025 vs. 2024
QSI EBT decreased in the second quarter and first six months of fiscal 2025 primarily due to lower net gains on certain of our equity investments.
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
As we look forward to the next several quarters:
•We continue to monitor the recent changes in global trade policy, including tariffs and related trade actions announced by the U.S., China and other countries. The degree to which such tariffs and other related actions impact our business, financial condition and results of operations will depend on future developments, which are uncertain. Changes to global trade policies may negatively impact demand, pricing and cost for our products and technologies, and contribute to the inherent uncertainties in estimating future customer demand, which may result in increased excess or obsolete inventory or reserve charges, negatively impacting our results of operations and cash flows. See “Risk Factors” in this Quarterly Report, including the Risk Factor titled “We operate in the highly cyclical semiconductor industry, which is subject to significant downturns. We are also susceptible to declines in global, regional and local economic conditions generally. Our stock price and financial results are subject to substantial quarterly and annual fluctuations due to these dynamics, among others.”
•We expect transitions to new generations of leading process technology nodes to continue to drive product cost increases from certain of our key semiconductor wafer suppliers.
•We expect continued intense competition, including from vertical integration by certain of our customers. Specifically, Apple began utilizing its own modem (rather than our products) in its recently released smartphone and we expect that Apple will increasingly use its own modem products, rather than our products, in its future devices, which will have a significant negative impact on our QCT revenues, results of operations and cash flows.
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
We are also involved in certain legal proceedings, including those described in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Commitments and Contingencies.” Litigation is inherently uncertain, and, while we intend to continue to vigorously defend ourselves in such matters, the unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and cash provided by our debt programs. The following tables present selected financial information related to our liquidity at March 30, 2025 and September 29, 2024 and for the first six months of fiscal 2025 and 2024 (in millions):

	March 30, 2025	September 29, 2024	Change
Cash, cash equivalents and marketable securities
Cash and cash equivalents	$7,203	$7,849	$(646)
Marketable securities	6,643	5,451	1,192
	$13,846	$13,300	$546
Debt (1)	$14,623	$14,634	$(11)
(1) Includes our issued debt reported as long-term and $1.4 billion reported as short-term debt (which matures in May 2025). As of March 30, 2025 and September 29, 2024, our credit facility was undrawn, and we had no commercial paper outstanding.

	Six Months Ended
	March 30, 2025	March 24, 2024	Change
Net cash provided by operating activities	$7,141	$6,503	$638
Net cash used by investing activities	(1,960)	(2,195)	235
Net cash used by financing activities	(5,789)	(3,621)	(2,168)
Cash, cash equivalents and marketable securities. The net increase in cash, cash equivalents and marketable securities for the first six months of fiscal 2025 was primarily due to net cash provided by operating activities, partially offset by $3.5 billion in payments to repurchase 22 million shares of our common stock, $1.9 billion in cash dividends paid, $609 million in payments of tax withholdings related to the vesting of share-based awards, $491 million in capital expenditures and $341 million in cash paid for acquisitions and other investments.
During the first six months of fiscal 2025, income taxes paid were in excess of our provision, negatively impacting net cash provided by operating activities. This was driven primarily by our installment payment for a one-time U.S. repatriation tax accrued in fiscal 2018 of $530 million and the adverse impact of the requirement to capitalize and amortize research and development expenditures for federal income tax purposes.
Net changes in our operating assets and liabilities for the first six months of fiscal 2025 negatively impacted our operating cash flows primarily from a decrease in payroll and other benefit related liabilities primarily driven by payments related to our employee cash incentive program. This was partially offset by a decrease in other assets primarily driven by utilization of prior advanced supply agreement payments.
Capital Return Program. Our stock repurchase program is subject to periodic evaluations to determine when and if repurchases are in the best interests of our stockholders, and we may accelerate, suspend, delay or discontinue repurchases at any time.
On March 18, 2025, we announced an increase in our quarterly dividend per share of common stock from $0.85 to $0.89, which is effective for dividends payable after March 27, 2025. We currently intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders, among other factors. Additional information regarding our capital returns is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 4. Capital Stock.”
Additional Capital Requirements. Expected working and other capital requirements are described in our 2024 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At March 30, 2025, other than for the changes disclosed in the “Notes to Condensed Consolidated Financial Statements”, “Looking Forward” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our 2024 Annual Report on Form 10-K.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2024 Annual Report on Form 10-K. At March 30, 2025, there have been no material changes to the financial market risks described at September 29, 2024. While we are seeing and continue to monitor increased volatility in capital markets and economic uncertainty resulting from recent changes in global trade policy, including tariffs and related trade actions announced by the U.S., China and other countries, such developments to date have not had a significant impact to our financial market risks.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined under Rule 13a-15(f) promulgated under the Exchange Act, in the second quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Apple purchases our MDM (or thin modem) products, which do not include our integrated application processor technology, and which have lower revenue and margin contributions than our combined modem and application processor products. Consequently, to the extent Apple devices using our MDM products take share from our customers who purchase our integrated modem and application processor products, our revenues and margins may be negatively impacted. Additionally, we expect that Apple will increasingly use its own modem products, rather than our products, in its future devices, which will have a significant negative impact on our QCT revenues, results of operations and cash flows.
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
Apple has in the past utilized modem products of one of our competitors, rather than our products, for certain device launches. Additionally, in December 2019, Apple acquired Intel’s modem assets, and in February 2025, Apple launched a device that uses its own internally developed modem products, rather than our products. We expect that Apple will increasingly use its own modem products, rather than our products, in its future devices, which will have a significant negative impact on our QCT revenues, results of operations and cash flows.
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
Some SDOs, courts and governmental agencies have adopted, and may in the future adopt, some or all of these interpretations or proposals in a manner adverse to our interests, including in litigation to which we may not be a party. Further, SDOs in certain countries may attempt to modify widely accepted standards and claim the resulting standard as their own. In addition, governments have in the past and may in the future propose and/or enact policies concerning standard-essential patents that may have various consequences, some of which may be detrimental, such as by devaluing standard-essential patents or disrupting worldwide technology standards.
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
In addition, recent changes in global trade policy, including tariffs and related trade actions announced by the U.S., China and other countries, have resulted in significant volatility in capital markets and increased economic uncertainty. The escalation of trade tensions and the implementation of additional trade barriers between the U.S. and its trading partners may have the effect of increasing prices and/or decreasing demand for end-user products incorporating our products (including wireless devices and connected vehicles, among others), and could result in a general economic slowdown or recession, any of which would have an adverse impact on our results of operations and financial condition. In addition, tariffs may increase the cost of certain supplies used in our business, which could result in increased operating expenses and reduced margins.

Finally, continued uncertainty regarding global economic conditions and trade policy may make it harder for management to estimate the future performance of our business.
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
Our stock price and financial results have fluctuated in the past and are likely to fluctuate in the future. Factors that may have a significant impact on the market price of our stock and our financial results include those identified above and throughout this Risk Factors section, as well as: volatility of the stock market in general and technology and semiconductor companies in particular; announcements concerning us, our suppliers, our competitors or our customers or licensees, including any announcement concerning the initiation of, or any developments in, any lawsuit or governmental investigation or proceeding against us, or any announcement concerning the implementation of tariffs or other trade restrictions affecting our products or those of our significant customers; and variations between our actual financial results or guidance and expectations of securities analysts or investors, among others. In the past, securities class action litigation has been brought against companies following periods of volatility in the market price of their securities, among other reasons. We have been in the past and may in the future be the target of securities litigation, which could result in substantial uninsured costs and divert management’s attention and our resources.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Our purchases of our common stock in the second quarter of fiscal 2025 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
December 30, 2024 to January 26, 2025	1,013	$164.46	1,013	$14,110
January 27, 2025 to February 23, 2025	3,599	171.88	3,599	13,491
February 24, 2025 to March 30, 2025	6,074	157.82	6,074	12,533
Total	10,686		10,686
(1) Average Price Paid Per Share excludes cash paid for commissions.
(2) On November 6, 2024, we announced a $15.0 billion stock repurchase program. The stock repurchase program has no expiration date. Shares withheld to satisfy statutory tax withholding requirements related to the vesting of share-based awards are not issued or considered stock repurchases under our stock repurchase program and, therefore, are excluded from the table above.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended March 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

QUALCOMM Incorporated
Dated: April 30, 2025	/s/ Akash Palkhiwala
Akash Palkhiwala
Chief Financial Officer and Chief Operating Officer