Form 10-Q
period 2025-06-29
QUALCOMM INC/DE
filed 2025-07-30
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock was 1,079 million at July 28, 2025.

QUALCOMM Incorporated
Form 10-Q
For the Quarter Ended June 29, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)
(Unaudited)

	June 29, 2025	September 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$5,448	$7,849
Restricted cash	2,323	—
Marketable securities	4,563	5,451
Accounts receivable, net	3,410	3,929
Inventories	6,338	6,423
Other current assets	2,831	1,579
Total current assets	24,913	25,231
Deferred tax assets	6,114	5,162
Property, plant and equipment, net	4,496	4,665
Goodwill	11,366	10,799
Other intangible assets, net	1,202	1,244
Other assets	6,771	8,053
Total assets	$54,862	$55,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,337	$2,584
Payroll and other benefits related liabilities	1,586	1,834
Unearned revenues	285	297
Short-term debt	—	1,364
Other current liabilities	3,592	4,425
Total current liabilities	7,800	10,504
Unearned revenues	93	88
Long-term debt	14,788	13,270
Other liabilities	4,972	5,018
Total liabilities	27,653	28,880

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,084 and 1,113 shares issued and outstanding, respectively	—	—
Retained earnings	26,552	25,687
Accumulated other comprehensive income	657	587
Total stockholders’ equity	27,209	26,274
Total liabilities and stockholders’ equity	$54,862	$55,154

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2025	June 23, 2024	June 29, 2025	June 23, 2024
Revenues:
Equipment and services	$8,893	$7,993	$28,193	$24,259
Licensing	1,472	1,400	4,820	4,459
Total revenues	10,365	9,393	33,013	28,718
Costs and expenses:
Cost of revenues	4,606	4,174	14,704	12,593
Research and development	2,226	2,259	6,672	6,591
Selling, general and administrative	771	664	2,200	1,998
Other	—	75	—	47
Total costs and expenses	7,603	7,172	23,576	21,229
Operating income	2,762	2,221	9,437	7,489
Interest expense	(168)	(168)	(493)	(517)
Investment and other income, net	358	226	748	768
Income from continuing operations before income taxes	2,952	2,279	9,692	7,740
Income tax expense	(286)	(171)	(1,034)	(545)
Income from continuing operations	2,666	2,108	8,658	7,195
Discontinued operations, net of income taxes	—	21	—	27
Net income	$2,666	$2,129	$8,658	$7,222

Basic earnings per share:
Continuing operations	$2.44	$1.89	$7.85	$6.45
Discontinued operations	—	0.02	—	0.02
Net income	$2.44	$1.91	$7.85	$6.47
Diluted earnings per share:
Continuing operations	$2.43	$1.86	$7.79	$6.37
Discontinued operations	—	0.02	—	0.02
Net income	$2.43	$1.88	$7.79	$6.39
Shares used in per share calculations:
Basic	1,092	1,116	1,102	1,116
Diluted	1,099	1,134	1,112	1,130

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2025	June 23, 2024	June 29, 2025	June 23, 2024
Net income	$2,666	$2,129	$8,658	$7,222
Other comprehensive income, net of income taxes:
Foreign currency translation gains (losses)	231	(34)	97	(13)
Net unrealized gains (losses) on available-for-sale debt securities	1	2	(21)	40
Net unrealized gains (losses) on derivative instruments	52	(4)	16	—
Other gains	1	1	—	1
Other reclassifications included in net income	(23)	(6)	(22)	11
Total other comprehensive income (loss)	262	(41)	70	39
Comprehensive income	$2,928	$2,088	$8,728	$7,261

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	June 29, 2025	June 23, 2024
Operating Activities:
Net income from continuing operations	$8,658	$7,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,231	1,267
Income tax provision less than income tax payments	(1,535)	(2,538)
Share-based compensation expense	2,120	1,951
Net gains on marketable securities and other investments	(297)	(314)
Impairment losses on other investments	93	66
Other items	(23)	(63)
Changes in assets and liabilities:
Accounts receivable, net	535	221
Inventories	33	397
Other assets	361	120
Trade accounts payable	(220)	691
Payroll, benefits and other liabilities	(943)	654
Unearned revenues	3	(1)
Net cash used by operating activities from discontinued operations	—	(91)
Net cash provided by operating activities	10,016	9,555
Investing Activities:
Capital expenditures	(785)	(785)
Purchases of debt and equity marketable securities	(3,785)	(4,156)
Proceeds from sales and maturities of debt and equity marketable securities	4,892	1,895
Acquisitions and other investments, net of cash acquired	(711)	(234)
Proceeds from other investments	53	70
Other items	7	(28)
Net cash used by investing activities	(329)	(3,238)
Financing Activities:
Proceeds from short-term debt	998	799
Repayment of short-term debt	(998)	(799)
Proceeds from long-term debt	1,487	—
Repayment of long-term debt	(1,365)	(914)
Proceeds from issuance of common stock	201	196
Repurchases and retirements of common stock	(6,347)	(2,818)
Dividends paid	(2,848)	(2,739)
Payments of tax withholdings related to vesting of share-based awards	(878)	(797)
Other items	(10)	2
Net cash used by financing activities	(9,760)	(7,070)
Effect of exchange rate changes on cash and cash equivalents	(5)	(4)
Net decrease in total cash, cash equivalents and restricted cash	(78)	(757)
Total cash and cash equivalents at beginning of period (including $77 classified as held for sale at September 24, 2023)	7,849	8,527
Total cash and cash equivalents at end of period (including $2,323 classified as restricted cash at June 29, 2025)	$7,771	$7,770

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2025	June 23, 2024	June 29, 2025	June 23, 2024
Total stockholders’ equity, beginning balance	$27,728	$24,469	$26,274	$21,581

Common stock and paid-in capital:
Balance at beginning of period	$—	$66	$—	$490
Common stock issued under employee benefit plans	—	1	201	196
Repurchases and retirements of common stock	(418)	(455)	(1,526)	(1,959)
Share-based compensation	687	670	2,203	2,047
Tax withholdings related to vesting of share-based payments	(269)	(282)	(878)	(797)
Common stock issued in acquisition	—	—	—	23
Balance at end of period	—	—	—	—

Retained earnings:
Balance at beginning of period	27,333	23,965	25,687	20,733
Net income	2,666	2,129	8,658	7,222
Repurchases and retirements of common stock	(2,454)	(848)	(4,860)	(859)
Dividends	(993)	(973)	(2,933)	(2,823)
Balance at end of period	26,552	24,273	26,552	24,273

Accumulated other comprehensive income:
Balance at beginning of period	395	438	587	358
Other comprehensive income (loss)	262	(41)	70	39
Balance at end of period	657	397	657	397

Total stockholders’ equity, ending balance	$27,209	$24,670	$27,209	$24,670

Dividends per share announced	$0.89	$0.85	$2.59	$2.45

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
We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three and nine months ended June 29, 2025 and June 23, 2024 included 13 weeks and 39 weeks, respectively. Our fiscal year for 2025 will include 52 weeks.
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
Note 2. Composition of Certain Financial Statement Items

Inventories (in millions)
	June 29, 2025	September 29, 2024
Raw materials	$301	$340
Work-in-process	3,944	3,497
Finished goods	2,093	2,586
	$6,338	$6,423
We have multi-year capacity purchase commitments with certain suppliers of our integrated circuit products. Total advance payments related to multi-year capacity purchase commitments recorded on our condensed consolidated balance sheets at June 29, 2025 and September 29, 2024 were $2.4 billion and $3.0 billion, respectively, of which $1.9 billion and $765 million were recorded in other current assets, respectively, and $557 million and $2.2 billion were recorded in other assets, respectively.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Current Liabilities (in millions)
	June 29, 2025	September 29, 2024
Customer incentives and other customer-related liabilities	$1,823	$2,480
Income taxes payable	938	1,080
Other	831	865
	$3,592	$4,425
Long-term Debt. During the third quarter of fiscal 2025, we repaid $1.4 billion of unsecured fixed-rate notes that matured in May 2025. In May 2025, we also issued $1.5 billion of unsecured fixed-rate notes, consisting of $500 million of 4.50% notes, $400 million of 4.75% notes and $600 million of 5.00% notes (collectively, May 2025 Notes) that mature on May 20, 2030, May 20, 2032 and May 20, 2035, respectively. The net proceeds from the May 2025 Notes will be used for general corporate purposes.
At June 29, 2025, the aggregate fair value of our outstanding fixed-rate notes, based on Level 2 inputs, was approximately $13.9 billion.
Interest Rate Swaps. During the third quarter of fiscal 2025, in connection with the issuance of the May 2025 Notes, we entered into interest rate swaps with an aggregate notional amount of $1.5 billion, which are designated as fair value hedges and allow us to effectively convert all of our fixed-rate payments due under the May 2025 Notes into floating-rate payments. We entered into these agreements, in part, to manage interest rate risk associated with our cash equivalents and marketable securities, in addition to changes in the fair value of our outstanding debt.
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
QCT revenue streams were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2025	June 23, 2024	June 29, 2025	June 23, 2024
Handsets (1)	$6,328	$5,899	$20,831	$18,766
Automotive (2)	984	811	2,904	2,012
IoT (internet of things) (3)	1,681	1,359	4,811	3,740
Total QCT revenues	$8,993	$8,069	$28,546	$24,518
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

	Three Months Ended		Nine Months Ended
	June 29, 2025	June 23, 2024	June 29, 2025	June 23, 2024
Revenues recognized from previously satisfied performance obligations	$189	$163	$691	$364
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

	Three Months Ended		Nine Months Ended
	June 29, 2025	June 23, 2024	June 29, 2025	June 23, 2024
Customer/licensee (x)	21%	18%	21%	20%
Customer/licensee (y)	18	17	20	20
Customer/licensee (z)	13	11	13	13

Investment and Other Income, Net (in millions)
	Three Months Ended		Nine Months Ended
	June 29, 2025	June 23, 2024	June 29, 2025	June 23, 2024
Interest and dividend income	$160	$182	$495	$490
Net gains on marketable securities	204	8	241	16
Net gains on other investments	5	10	30	170
Net gains on deferred compensation plan assets	84	26	65	153
Impairment losses on other investments	(52)	(5)	(93)	(66)
Other	(43)	5	10	5
	$358	$226	$748	$768
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
Note 3. Income Taxes
For the third quarter of fiscal 2025, we estimate our annual effective income tax rate to be 11% for fiscal 2025, which is lower than the U.S. federal statutory rate, primarily due to a significant portion of our income qualifying for preferential

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
treatment as foreign-derived intangible income (FDII) at a 13% effective tax rate, which includes certain additional benefits from the requirement to capitalize research and development expenditures for federal income tax purposes and a benefit from our federal research and development tax credit. Our effective tax rate of 10% for the third quarter of fiscal 2025 was lower than our estimated annual effective tax rate, primarily due to net discrete tax benefits realized in the third quarter of fiscal 2025.
On July 4, 2025, tax reform legislation included in the One Big Beautiful Bill Act (OBBB) was enacted in the United States. The impact of the OBBB is excluded from our estimated annual effective tax rate and provision for income taxes for the third quarter of fiscal 2025 as it is a nonrecognized subsequent event. The OBBB includes significant corporate tax reforms, including the permanent reinstatement of deducting domestic research and development expenditures as incurred beginning in fiscal 2026 (under prior law such expenditures were capitalized and amortized over five years). We expect this change will have a favorable effect on our cash flows from operations due to significantly lower cash tax payments. However, we expect it will adversely affect our total provision for income taxes and results of operations, as these expenditures will no longer result in a deferred tax asset that is established at the statutory rate of 21% rather than the current effective tax rate of 13% after considering the FDII deduction. The legislation also modifies international tax provisions, including changes to the FDII regime. Specifically, it renames FDII as Foreign-Derived Deduction Eligible Income (FDDEI), maintains the current FDDEI effective tax rate of 13% through fiscal 2026 and adjusts the FDDEI effective tax rate to a permanent 14% rate in fiscal 2027 (compared to 16% under prior law).
While we continue to evaluate the impact of these tax law changes, we may be subject to the corporate alternative minimum tax of 15% beginning in fiscal 2026, and we are assessing our ability to realize our existing deferred tax assets. As such, our future provision for income taxes and results of operations may be adversely affected (potentially materially).
Note 4. Capital Stock
Stock Repurchase Program. During the first quarter of fiscal 2025, we utilized the remaining repurchase authority under the $10.0 billion stock repurchase program announced on October 12, 2021 and we began repurchases under the $15.0 billion stock repurchase program announced on November 6, 2024, which has no expiration date. At June 29, 2025, $9.7 billion remained authorized for repurchase under our stock repurchase program.
Shares Outstanding. Shares of common stock outstanding at June 29, 2025 were as follows (in millions):

Balance at September 29, 2024	1,113
Issued	12
Repurchased	(41)
Balance at June 29, 2025	1,084
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

	Three Months Ended		Nine Months Ended
	June 29, 2025	June 23, 2024	June 29, 2025	June 23, 2024
Dilutive common share equivalents included in diluted shares	7	18	10	14
Shares of common stock equivalents not included because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period	2	—	1	5

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5. Commitments and Contingencies
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
On April 18, 2024, we filed a separate complaint (captioned QUALCOMM Incorporated v. Arm Ltd.) against Arm in the United States District Court for the District of Delaware. The complaint alleges that Arm has breached the Qualcomm ALA by failing to provide certain deliverables that Arm is obligated to provide. The complaint seeks an order that Arm comply with its contractual obligations, damages, and additional relief. Arm moved to dismiss this complaint, and on October 30, 2024, the court denied Arm’s motion to dismiss. On December 16, 2024, we filed a First Amended Complaint alleging additional causes of action based on Arm improperly seeking to terminate the Qualcomm ALA and improperly publicizing that it was seeking to terminate the Qualcomm ALA. On June 3, 2025, we filed a Second Amended Complaint to add a claim that Arm has breached the Qualcomm TLA by failing to provide license offers at commercially reasonable prices and terms. Arm has moved to dismiss our amended complaint. Trial is scheduled to begin on March 9, 2026.
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
Contingent Losses and Other Considerations: Litigation and investigations are inherently uncertain, and we face difficulties in evaluating or estimating likely outcomes or ranges of possible loss, particularly in antitrust and trade regulation investigations. We have not recorded any accrual at June 29, 2025 for contingent losses associated with the matters described

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
above based on our belief that losses, while reasonably possible, are not probable. Further, any possible amount or range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. We are engaged in numerous other legal actions not described above (for example, certain consumer class action lawsuits in jurisdictions outside the United States, and other matters arising in the ordinary course of our business, including those relating to employment matters or the initiation or defense of proceedings relating to intellectual property rights) and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
Note 6. Segment Information
We are organized on the basis of products and services and have three reportable segments. We conduct business primarily through our QCT semiconductor business and our QTL licensing business. QCT develops and supplies integrated circuits and system software with advanced connectivity and high-performance, low-power computing technologies for use in mobile devices; automotive systems for connectivity, digital cockpit and ADAS/AD; and IoT including consumer electronic devices, industrial devices and edge networking products. QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products. Our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments. We also have nonreportable segments, including QGOV (Qualcomm Government Technologies) and our Data Center business (formerly referred to as our cloud computing processing initiative).
The table below presents revenues and earnings (loss) before income taxes (EBT) for reportable segments (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2025	June 23, 2024	June 29, 2025	June 23, 2024
Revenues
QCT	$8,993	$8,069	$28,546	$24,518
QTL	1,318	1,273	4,172	4,051
QSI	—	2	—	18
Reconciling items	54	49	295	131
Total	$10,365	$9,393	$33,013	$28,718
EBT
QCT	$2,671	$2,181	$8,774	$7,062
QTL	942	894	3,028	2,907
QSI	149	14	179	121
Reconciling items	(810)	(810)	(2,289)	(2,350)
Total	$2,952	$2,279	$9,692	$7,740

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Reconciling items for revenues and EBT in the previous table were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 29, 2025	June 23, 2024	June 29, 2025	June 23, 2024
Revenues
Nonreportable segments	$54	$49	$152	$131
Unallocated revenues	—	—	143	—
	$54	$49	$295	$131
EBT
Unallocated revenues	$—	$—	$143	$—
Unallocated cost of revenues	(65)	(54)	(185)	(168)
Unallocated research and development expenses	(595)	(549)	(1,752)	(1,664)
Unallocated selling, general and administrative expenses	(182)	(175)	(554)	(588)
Unallocated other income	—	(75)	—	(47)
Unallocated interest expense	(168)	(168)	(493)	(518)
Unallocated investment and other income, net	210	213	567	648
Nonreportable segments	(10)	(2)	(15)	(13)
	$(810)	$(810)	$(2,289)	$(2,350)
Certain revenues were not allocated to our segments in our management reports because they were not considered in evaluating segment results. Unallocated revenues in the first nine months of fiscal 2025 were comprised of licensing revenues resulting from a settlement of a licensing dispute in the second quarter of fiscal 2025.
Note 7. Fair Value Measurements and Marketable Securities
The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 29, 2025 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,932	$257	$—	$3,189
Marketable securities:
Corporate bonds and notes	—	2,990	—	2,990
Mortgage- and asset-backed securities	—	813	—	813
U.S. Treasury securities and government-related securities	238	183	—	421
Equity securities	339	—	—	339
Total marketable securities	577	3,986	—	4,563
Derivative instruments	—	91	—	91
Other investments (1)	1,052	—	34	1,086
Total assets measured at fair value	$4,561	$4,334	$34	$8,929
Liabilities
Derivative instruments	$—	$139	$—	$139
Other liabilities (1)	1,049	—	—	1,049
Total liabilities measured at fair value	$1,049	$139	$—	$1,188
(1) Other investments and other liabilities included in Level 1 are comprised of our deferred compensation plan assets and liabilities.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Marketable Securities. At June 29, 2025 and September 29, 2024, our marketable securities were all classified as current and were primarily comprised of available-for-sale debt securities (the vast majority of which were corporate bonds and notes).
The contractual maturities of available-for-sale debt securities were as follows (in millions):

June 29, 2025
Years to Maturity
Less than one year	$1,066
One to five years	2,342
Five to ten years	3
No single maturity date	813
Total	$4,224
Debt securities with no single maturity date included mortgage- and asset-backed securities.
Note 8. Acquisitions
Pending. On June 9, 2025, we announced that we reached an agreement with Alphawave IP Group plc (Alphawave) regarding the terms and conditions of a recommended acquisition by Aqua Acquisition Sub LLC, an indirect wholly-owned subsidiary of Qualcomm Incorporated, for the entire issued and to be issued ordinary share capital of Alphawave at an implied enterprise value of approximately $2.4 billion (as of the announcement date). The purchase price will be paid in cash or, if validly elected by eligible shareholders of Alphawave, in shares of our common stock or securities exchangeable for shares of our common stock. Alphawave is a developer of high-speed wired connectivity and compute technologies delivering IP, custom silicon, connectivity products and chiplets. The acquisition aims to further accelerate, and provide key assets for, our expansion into data centers. This acquisition is expected to complete during the first calendar quarter of 2026, subject to certain conditions, including receipt of regulatory approvals and approval from the requisite majority of Alphawave’s shareholders. In connection with the pending acquisition, we agreed to restrict the use of $2.3 billion in cash, which is presented as restricted cash on our condensed consolidated balance sheets, for the purpose of satisfying payment of the consideration to effect the acquisition.
Completed. During the first nine months of fiscal 2025, we acquired seven businesses for a total accounting purchase price of $668 million. These acquisitions were primarily for the purpose of executing on certain products and technology that support our diversification strategy in QCT industrial IoT and automotive. The acquired assets primarily consisted of $120 million of intangible assets and $532 million of goodwill, which was allocated to our QCT segment and which is primarily attributable to assembled workforce and certain synergies expected to arise after the acquisition.

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
This Quarterly Report (including but not limited to this section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. Additionally, statements concerning future matters such as our future business, prospects, results of operations or financial condition; research and development or technology investments; new or enhanced products, services or technologies; emerging industries or business models; design wins or product launches; industry, market or technology trends, dynamics or transitions; our expectations regarding future demand or supply conditions; strategic investments or acquisitions, and the anticipated timing or benefits thereof; legal or regulatory matters, including the expected impacts of recently enacted or pending tax or other regulatory changes; U.S./China trade or national security tensions; vertical integration by our customers; competition; annual effective tax rates; and other statements regarding matters that are not historical are also forward-looking statements.
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
Third Quarter Fiscal 2025 Overview
Revenues for the third quarter of fiscal 2025 were $10.4 billion, an increase of 10% compared to the year ago quarter, with net income of $2.7 billion, an increase of 25% compared to the year ago quarter. Key items from the third quarter of fiscal 2025 included:
•QCT revenues increased by 11% in the third quarter of fiscal 2025 compared to the year ago quarter due to higher handsets, IoT and automotive revenues.
•QTL revenues increased by 4% in the third quarter of fiscal 2025 compared to the year ago quarter, primarily due to an increase in estimated sales of 3G/4G/5G-based multimode products.
Our Business and Operating Segments
We develop and commercialize foundational technologies and products used in mobile devices and other wireless products. We derive revenues principally from sales of integrated circuit products and licensing our intellectual property, including patents and other rights.
We are organized on the basis of products and services and have three reportable segments. We conduct business primarily through our QCT (Qualcomm CDMA Technologies) semiconductor business and our QTL (Qualcomm Technology Licensing) licensing business. Our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments. We also have nonreportable segments, including QGOV (Qualcomm Government Technologies) and our Data Center business (formerly referred to as our cloud computing processing initiative).
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
Results of Operations

Revenues (in millions)
	Three Months Ended			Nine Months Ended
	June 29, 2025	June 23, 2024	Change	June 29, 2025	June 23, 2024	Change
Equipment and services	$8,893	$7,993	$900	$28,193	$24,259	$3,934
Licensing	1,472	1,400	72	4,820	4,459	361
	$10,365	$9,393	$972	$33,013	$28,718	$4,295
Third quarter 2025 vs. 2024
The increase in revenues in the third quarter of fiscal 2025 was primarily due to:
+    $898 million in higher equipment and services revenues from our QCT segment
First nine months 2025 vs. 2024
The increase in revenues in the first nine months of fiscal 2025 was primarily due to:
+    $3.9 billion in higher equipment and services revenues from our QCT segment
+    $143 million in licensing revenues resulting from a settlement of a licensing dispute in the second quarter of fiscal 2025, which was not allocated to our segment results
+    $121 million in higher licensing revenues from our QTL segment

Costs and Expenses (in millions, except percentages)
	Three Months Ended			Nine Months Ended
	June 29, 2025	June 23, 2024	Change	June 29, 2025	June 23, 2024	Change
Cost of revenues	$4,606	$4,174	$432	$14,704	$12,593	$2,111
Gross margin	56%	56%		55%	56%
Third quarter 2025 vs. 2024
Gross margin percentage remained approximately flat in the third quarter of fiscal 2025.
First nine months 2025 vs. 2024
Gross margin percentage decreased in the first nine months of fiscal 2025 primarily due to a decrease in the proportion of total revenues related to QTL licensing revenues (which have a higher margin contribution).

	Three Months Ended			Nine Months Ended
	June 29, 2025	June 23, 2024	Change	June 29, 2025	June 23, 2024	Change
Research and development	$2,226	$2,259	$(33)	$6,672	$6,591	$81
% of revenues	21%	24%		20%	23%
Third quarter 2025 vs. 2024
The decrease in research and development expenses in the third quarter of fiscal 2025 was primarily due to:
-    $83 million decrease driven by lower costs related to the development of wireless and integrated circuit technologies (including investments in key growth and diversification opportunities), primarily driven by $189 million in higher non-recurring engineering cost reimbursements for product-related development work, partially offset by higher employee-related costs
+    $35 million increase in expenses driven by the revaluation of our deferred compensation obligation (which resulted in a corresponding increase in net gains on deferred compensation plan assets within investment and other income, net due to the revaluation of the related assets)
First nine months 2025 vs. 2024
The increase in research and development expenses in the first nine months of fiscal 2025 was primarily due to a $132 million increase in share-based compensation expense. Our costs related to the development of wireless and integrated circuit technologies (including investments in key growth and diversification opportunities) remained approximately flat, primarily driven by $288 million in higher non-recurring engineering cost reimbursements for product-related development work, partially offset by an increase in employee-related costs.

	Three Months Ended			Nine Months Ended
	June 29, 2025	June 23, 2024	Change	June 29, 2025	June 23, 2024	Change
Selling, general and administrative	$771	$664	$107	$2,200	$1,998	$202
% of revenues	7%	7%		7%	7%
Third quarter and first nine months 2025 vs. 2024
The increase in selling, general and administrative expenses in the third quarter and first nine months of fiscal 2025 was primarily due to an increase in sales and marketing expenses.

Interest Expense and Investment and Other Income, Net (in millions)
	Three Months Ended			Nine Months Ended
	June 29, 2025	June 23, 2024	Change	June 29, 2025	June 23, 2024	Change
Interest expense	$168	$168	$—	$493	$517	$(24)

Investment and other income, net
Interest and dividend income	$160	$182	$(22)	$495	$490	$5
Net gains on marketable securities	204	8	196	241	16	225
Net gains on other investments	5	10	(5)	30	170	(140)
Net gains on deferred compensation plan assets	84	26	58	65	153	(88)
Impairment losses on other investments	(52)	(5)	(47)	(93)	(66)	(27)
Other	(43)	5	(48)	10	5	5
	$358	$226	$132	$748	$768	$(20)
Net gains on marketable securities in the third quarter and first nine months of fiscal 2025 was primarily driven by the initial public offerings of certain QSI equity investments.
Net gains on other investments in the first nine months of fiscal 2024 was primarily driven by certain of our QSI non-marketable equity investments.
Income Tax Expense (in millions, except percentages)
The following table summarizes the primary factors that caused our income tax provision to differ from the expected income tax provision at the U.S. federal statutory rate:

	Three Months Ended		Nine Months Ended
	June 29, 2025	June 23, 2024	June 29, 2025	June 23, 2024
Expected income tax provision at federal statutory tax rate	$620	$479	$2,035	$1,625
Benefit from foreign-derived intangible income (FDII) deduction, excluding the impact of capitalizing research and development expenditures	(150)	(130)	(547)	(439)
Benefit from FDII deduction related to capitalizing research and development expenditures	(119)	(94)	(382)	(417)
Benefit related to the federal research and development tax credit	(67)	(61)	(186)	(195)
Excess tax benefit associated with share-based awards	(21)	(89)	(98)	(141)
Foreign currency (gain) loss related to foreign withholding tax receivable	(123)	55	42	57
Other	146	11	170	55
Income tax expense	$286	$171	$1,034	$545
Effective tax rate	10%	8%	11%	7%
For the third quarter of fiscal 2025, we estimate our annual effective income tax rate to be 11% for fiscal 2025, which is lower than the U.S. federal statutory rate. Additional information regarding our annual effective income tax rate and income tax expense is provided in this Quarterly Report in “Notes to Condensed Consolidated Statements, Note 3. Income Taxes.”
On July 4, 2025, tax reform legislation included in the One Big Beautiful Bill Act (OBBB) was enacted in the United States. The impact of the OBBB is excluded from our estimated annual effective tax rate and provision for income taxes for the third quarter of fiscal 2025 as it is a nonrecognized subsequent event. The OBBB includes significant corporate tax reforms, including the permanent reinstatement of deducting domestic research and development expenditures as incurred beginning in fiscal 2026 (under prior law such expenditures were capitalized and amortized over five years). We expect this change will have a favorable effect on our cash flows from operations due to significantly lower cash tax payments.

However, we expect it will adversely affect our total provision for income taxes and results of operations, as these expenditures will no longer result in a deferred tax asset that is established at the statutory rate of 21% rather than the current effective tax rate of 13% after considering the FDII deduction. The legislation also modifies international tax provisions, including changes to the FDII regime. Specifically, it renames FDII as Foreign-Derived Deduction Eligible Income (FDDEI), maintains the current FDDEI effective tax rate of 13% through fiscal 2026 and adjusts the FDDEI effective tax rate to a permanent 14% rate in fiscal 2027 (compared to 16% under prior law).
While we continue to evaluate the impact of these tax law changes, we may be subject to the corporate alternative minimum tax of 15% beginning in fiscal 2026, and we are assessing our ability to realize our existing deferred tax assets. As such, our future provision for income taxes and results of operations may be adversely affected (potentially materially).

Discontinued Operations (in millions)
	Three Months Ended			Nine Months Ended
	June 29, 2025	June 23, 2024	Change	June 29, 2025	June 23, 2024	Change
Discontinued operations, net of income taxes	$—	$21	$(21)	$—	$27	$(27)
Discontinued operations in the third quarter and first nine months of fiscal 2024 are related to the Non-Arriver businesses. Information regarding the Non-Arriver businesses is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items - Discontinued Operations.”
Segment Results
The following should be read in conjunction with our financial results for the third quarter of fiscal 2025 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Segment Information.”
QCT Segment (in millions, except percentages)

	Three Months Ended			Nine Months Ended
	June 29, 2025	June 23, 2024	Change	June 29, 2025	June 23, 2024	Change
Revenues
Handsets	$6,328	$5,899	$429	$20,831	$18,766	$2,065
Automotive	984	811	173	2,904	2,012	892
IoT (internet of things)	1,681	1,359	322	4,811	3,740	1,071
Total revenues (1)	$8,993	$8,069	$924	$28,546	$24,518	$4,028
EBT (2)	$2,671	$2,181	$490	$8,774	$7,062	$1,712
EBT as a % of revenues	30%	27%	3 points	31%	29%	2 points
(1) Descriptions of our three QCT revenue streams can be found in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items.”
(2) Earnings (loss) before income taxes.
Substantially all of QCT’s revenues consist of equipment and services revenues, which were $8.8 billion and $7.9 billion in the third quarter of fiscal 2025 and 2024, respectively, and $28.0 billion and $24.1 billion in the first nine months of fiscal 2025 and 2024, respectively. QCT revenues mostly relate to sales of our Snapdragon platforms (which include processors and modems), stand-alone Mobile Data Modems, radio frequency transceiver, power management and wireless connectivity integrated chipsets as well as sales of RFFE products.
Third quarter 2025 vs. 2024
The increase in QCT revenues in the third quarter of fiscal 2025 was primarily due to:
+    higher handsets revenues, primarily due to $387 million in higher revenues per chipset primarily driven by higher average selling prices and favorable mix toward premium-tier Snapdragon platforms
+    higher IoT revenues, primarily due to higher shipments primarily across edge networking, industrial and consumer products
+    higher automotive revenues, primarily driven by an increase in shipments from new vehicle launches with our Snapdragon digital cockpit products
QCT EBT as a percentage of revenues increased in the third quarter of fiscal 2025 primarily due to higher revenues.

Gross margin percentage remained approximately flat in the third quarter of fiscal 2025, primarily driven by higher product costs, partially offset by higher average selling prices.
First nine months 2025 vs. 2024
The increase in QCT revenues in the first nine months of fiscal 2025 was primarily due to:
+    higher handsets revenues, primarily due to $1.3 billion in higher revenues per chipset (primarily driven by higher average selling prices) and $810 million in higher chipset shipments by certain major OEMs, both of which benefited from an increase in demand in premium-tier Snapdragon platforms
+    higher IoT revenues, primarily due to higher shipments across edge networking, consumer and industrial products
+    higher automotive revenues, primarily driven by an increase in shipments from new vehicle launches with our Snapdragon digital cockpit products
QCT EBT as a percentage of revenues increased in the first nine months of fiscal 2025 primarily due to higher revenues.
Gross margin percentage remained approximately flat in the first nine months of fiscal 2025, primarily driven by higher product costs, partially offset by higher average selling prices.
QTL Segment (in millions, except percentages)

	Three Months Ended			Nine Months Ended
	June 29, 2025	June 23, 2024	Change	June 29, 2025	June 23, 2024	Change
Licensing revenues	$1,318	$1,273	$45	$4,172	$4,051	$121
EBT	942	894	48	3,028	2,907	121
EBT as a % of revenues	71%	70%	1 point	73%	72%	1 point
During the second quarter of fiscal 2025, we executed final agreements for new long-term licenses with two key Chinese OEMs (for which the initial terms had expired) and entered into comprehensive 4G and 5G license agreements with Transsion (a growing, China-headquartered OEM that sells primarily in developing regions). As a result of our agreements with Transsion, all outstanding litigation between the parties has been dismissed. Beginning in the second quarter of fiscal 2025, QTL revenues did not include royalties from Huawei, whose license agreement has expired.
Third quarter and first nine months 2025 vs. 2024
The increase in QTL licensing revenues in the third quarter and first nine months of fiscal 2025 was primarily due to an increase in estimated sales of 3G/4G/5G-based multimode products.
QTL EBT as a percentage of revenues increased in the third quarter and first nine months of fiscal 2025 primarily due to higher revenues.
QSI Segment (in millions)

	Three Months Ended			Nine Months Ended
	June 29, 2025	June 23, 2024	Change	June 29, 2025	June 23, 2024	Change
Equipment and services revenues	$—	$2	$(2)	$—	$18	$(18)
EBT	149	14	135	179	121	58
Third quarter and first nine months 2025 vs. 2024
QSI EBT increased in the third quarter of fiscal 2025 primarily due to higher net gains on marketable securities resulting from the initial public offerings of certain of our equity investments.
QSI EBT increased in the first nine months of fiscal 2025 primarily due to higher net gains on marketable securities resulting from the initial public offerings of certain of our equity investments, partially offset by lower net gains on certain of our non-marketable equity investments.
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
•We expect continued intense competition, including from vertical integration by certain of our customers. In particular, Apple began utilizing its own modem (rather than our products) in its recently released smartphone and we expect that Apple will increasingly use its own modem products, rather than our products, in its future devices, which will have a significant negative impact on our QCT revenues, results of operations and cash flows.
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

Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities (including restricted cash), cash generated from operations and cash provided by our debt programs. The following tables present selected financial information related to our liquidity at June 29, 2025 and September 29, 2024 and for the first nine months of fiscal 2025 and 2024 (in millions):

	June 29, 2025	September 29, 2024	Change
Cash, cash equivalents and marketable securities (including restricted cash)
Cash and cash equivalents	$5,448	$7,849	$(2,401)
Restricted cash (1)	2,323	—	2,323
Marketable securities	4,563	5,451	(888)
	$12,334	$13,300	$(966)
Debt (2)	$14,788	$14,634	$154
(1) In connection with the pending acquisition of Alphawave, we agreed to restrict the use of approximately $2.3 billion of cash to be held for purposes of satisfying payment of the consideration to effect the acquisition. Additional information regarding our pending acquisition of Alphawave is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 8. Acquisitions.”
(2) Includes our issued debt reported as long-term and short-term debt. As of June 29, 2025 and September 29, 2024, our credit facility was undrawn, and we had no commercial paper outstanding.

	Nine Months Ended
	June 29, 2025	June 23, 2024	Change
Net cash provided by operating activities	$10,016	$9,555	$461
Net cash used by investing activities	(329)	(3,238)	2,909
Net cash used by financing activities	(9,760)	(7,070)	(2,690)
Cash, cash equivalents and marketable securities (including restricted cash). The net decrease in cash, cash equivalents and marketable securities (including restricted cash) for the first nine months of fiscal 2025 was primarily due to $6.3 billion in payments to repurchase 41 million shares of our common stock, $2.8 billion in cash dividends paid, $1.4 billion repayment of unsecured fixed-rate notes that matured in May 2025, $878 million in payments of tax withholdings related to the vesting of share-based awards, $785 million in capital expenditures and $711 million in cash paid for acquisitions and other investments, partially offset by net cash provided by operating activities and the issuance of $1.5 billion of unsecured fixed-rate notes.
During the first nine months of fiscal 2025, income taxes paid were in excess of our provision, negatively impacting net cash provided by operating activities. This was driven primarily by our installment payment for a one-time U.S. repatriation tax accrued in fiscal 2018 of $530 million and the adverse impact of the requirement to capitalize and amortize research and development expenditures for federal income tax purposes. The OBBB includes significant corporate tax reforms, including the permanent reinstatement of deducting domestic research and development expenditures as incurred beginning in fiscal 2026 (under prior law such expenditures were capitalized and amortized over five years). We expect this change will have a favorable effect on our cash flows from operations due to significantly lower cash tax payments beginning in fiscal 2026.
Net changes in our operating assets and liabilities for the first nine months of fiscal 2025 negatively impacted our operating cash flows primarily from a decrease in payroll, benefit and other liabilities, partially offset by a decrease in accounts receivable and other assets. The decrease in payroll, benefits and other liabilities and accounts receivable was primarily due to an increase in the portion of customer incentive amounts recorded as a reduction to accounts receivable. The decrease in other assets was primarily driven by utilization of prior advanced supply agreement payments.
Debt. During the third quarter of fiscal 2025, we repaid $1.4 billion of unsecured fixed-rate notes that matured in May 2025. In May 2025, we also issued $1.5 billion of unsecured fixed-rate notes, consisting of $500 million of 4.50% notes, $400 million of 4.75% notes and $600 million of 5.00% notes (collectively, May 2025 Notes) that mature on May 20, 2030, May 20, 2032 and May 20, 2035, respectively. The net proceeds from the May 2025 Notes will be used for general corporate purposes. We also entered into interest rate swaps which are designated as fair value hedges and allow us to effectively convert all of our fixed-rate payments due under the May 2025 Notes into floating-rate payments. Additional information regarding our debt is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items.”

Capital Return Program. Our stock repurchase program is subject to periodic evaluations to determine when and if repurchases are in the best interests of our stockholders, and we may accelerate, suspend, delay or discontinue repurchases at any time. Our stock repurchases in the first nine months of fiscal 2025 have increased compared to the prior year, and we expect our stock repurchases to remain at an increased level compared to the prior year through the remainder of fiscal 2025. We currently intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders, among other factors. Additional information regarding our capital returns is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 4. Capital Stock.”
Additional Capital Requirements. Expected working and other capital requirements are described in our 2024 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At June 29, 2025, other than for the changes disclosed in the “Notes to Condensed Consolidated Financial Statements”, “Looking Forward” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our 2024 Annual Report on Form 10-K.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, foreign currency exchange rates and equity prices are described in our 2024 Annual Report on Form 10-K, along with certain updates described below. At June 29, 2025, there have been no material changes to the financial market risks described at September 29, 2024. While we are seeing and continue to monitor increased volatility in capital markets and economic uncertainty resulting from recent changes in global trade policy, including tariffs and related trade actions announced by the U.S., China and other countries, such developments to date have not had a significant impact to our financial market risks.
Interest Rate Risk. During the third quarter of fiscal 2025, in connection with the issuance of the May 2025 Notes, we entered into interest rate swaps with an aggregate notional amount of $1.5 billion, which are designated as fair value hedges and allow us to effectively convert all of our fixed-rate payments due under the May 2025 Notes into floating-rate payments. We entered into these agreements, in part, to manage interest rate risk associated with our cash equivalents and marketable securities, in addition to changes in the fair value of our outstanding debt. At June 29, 2025, a hypothetical increase in interest rates of 100 basis points would not cause a loss, as an increase in interest expense related to our interest rate swaps agreements would be offset by an increase in interest income from our cash equivalents and marketable securities portfolio.
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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined under Rule 13a-15(f) promulgated under the Exchange Act, in the third quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have been in the past, currently are and may in the future be subject to various litigation and/or governmental investigations and proceedings, including certain governmental investigations and legal proceedings challenging our patent licensing practices. Additionally, certain of our direct and indirect customers and licensees have pursued, and others may in the future pursue, litigation or arbitration against us related to our business. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, revenues, results of operations, cash flows and financial condition. See also the Risk Factors below titled “Changes in our patent licensing practices, whether due to governmental investigations, legal challenges or otherwise, could adversely impact our business and results of operations” and “Our business may suffer as a result of adverse rulings in governmental investigations or proceedings or other legal proceedings.”
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
As described in the Risk Factor below titled “Our business may suffer as a result of adverse rulings in governmental investigations or proceedings or other legal proceedings,” we have been in the past, currently are and may in the future be subject to various governmental investigations and/or legal proceedings, including certain governmental investigations and legal proceedings challenging our patent licensing practices. We believe that one intent of certain of these governmental investigations and legal proceedings has been to reduce the amount of royalties that licensees are required to pay to us for their use of our intellectual property.
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
We have been in the past and currently are subject to various governmental investigations and/or legal proceedings. Certain of these matters are described in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 5. Commitments and Contingencies.” Key allegations or findings in such matters include or have in the past included, among others: that we violate FRAND licensing commitments by refusing to grant licenses to chipset manufacturers; that our royalty rates are too high; that the base on which our royalties are calculated should be something less than the wholesale (i.e., licensee’s) selling price of the applicable device (minus certain permitted deductions); that we unlawfully require customers to execute a patent license before we sell them cellular modem chipsets; that we have entered into exclusive agreements with chipset customers that foreclose competition; that we leverage our position in baseband chipsets in the RFFE space; and that we violate antitrust laws and engage in anticompetitive conduct and unfair methods of competition. We may become subject to other litigation or governmental investigations or proceedings in the future.
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
Tax rules may change in a manner that adversely affects our future reported results of operations or the way we conduct our business. Most of our income is taxable in the United States with a significant portion qualifying for preferential treatment as foreign-derived deduction eligible income (FDDEI), formerly known as foreign-derived intangible income (FDII). On July 4, 2025, tax reform legislation included in the One Big Beautiful Bill Act (OBBB) was enacted in the United States. The OBBB eliminates the requirement to capitalize domestic research and development expenditures, which we expect will adversely affect our total provision for income taxes and results of operations (although we expect it will have a favorable impact on our cash flows from operations due to lower cash tax payments). Further, as a result of the OBBB, we may be subject to the corporate alternative minimum tax and our ability to realize our existing deferred tax assets may be reduced. If we are not able to fully realize these assets, our provision for income taxes and results of operations would be adversely affected (potentially materially). Further, if U.S. tax rates increase and/or the FDDEI deduction is eliminated or reduced in the future, our provision for income taxes, results of operations and cash flows would be adversely affected (potentially materially). Also, if our customers move manufacturing operations to the United States, our FDDEI deduction may be reduced.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Our purchases of our common stock in the third quarter of fiscal 2025 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
March 31, 2025 to April 27, 2025	2,416	$139.27	2,416	$12,196
April 28, 2025 to May 25, 2025	10,802	145.16	10,802	10,628
May 26, 2025 to June 29, 2025	6,248	151.28	6,248	9,683
Total	19,466		19,466
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On June 9, 2025, Cristiano Amon, our President and Chief Executive Officer, acting as trustee on behalf of his family trust, adopted a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) providing for the sale of up to 150,000 shares of our common stock. The plan is scheduled to terminate on August 31, 2026.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description		Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.		8-K	3/7/2024	3.1
3.2	Amended and Restated Bylaws.		8-K	3/7/2024	3.2
4.1	Indenture, dated May 20, 2015, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee.		8-K	5/21/2015	4.1
4.25	Officers’ Certificate, dated May 21, 2025, for the 4.500% Notes due 2030, the 4.750% Notes due 2032 and the 5.000% Notes due 2035.		8-K	5/22/2025	4.2
4.26	Form of 4.500% Notes due 2030	`	8-K	5/22/2025	4.3
4.27	Form of 4.750% Notes due 2032		8-K	5/22/2025	4.4
4.28	Form of 5.000% Notes due 2035		8-K	5/22/2025	4.5
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cristiano R. Amon.					X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Akash Palkhiwala.					X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Cristiano R. Amon.					X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Akash Palkhiwala.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
Dated: July 30, 2025	/s/ Akash Palkhiwala
Akash Palkhiwala
Chief Financial Officer and Chief Operating Officer