Form 10-K
period 2025-09-28
QUALCOMM INC/DE
filed 2025-11-05
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2025
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 28, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $167.9 billion, based upon the closing price of the registrant’s common stock on that date as reported on the NASDAQ Global Select Market.
The number of shares outstanding of the registrant’s common stock was 1,071 million at November 3, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, to be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report where indicated.

QUALCOMM Incorporated
Form 10-K
For the Fiscal Year Ended September 28, 2025
Index

In this Annual Report, the words “Qualcomm,” the “Company,” “we,” “our,” “ours” and “us” refer only to QUALCOMM Incorporated and its subsidiaries and not any other person or entity. This Annual Report (including but not limited to the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “may,” “will,” “would” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as our future business, prospects, results of operations or financial condition; research and development or technology investments; new or enhanced products, services or technologies; emerging industries or business models; design wins or product launches; industry, market or technology trends, dynamics or transitions; our expectations regarding future demand or supply conditions; strategic investments or acquisitions, and the anticipated timing or benefits thereof; legal or regulatory matters; U.S./China trade or national security tensions; vertical integration by our customers; competition; and other statements regarding matters that are not historical are also forward-looking statements.
Although forward-looking statements in this Annual Report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under “Part I, Item 1A. Risk Factors” below, as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.
PART I
Item 1. Business
We incorporated in California in 1985 and reincorporated in Delaware in 1991. We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Our 52-week fiscal years consist of four equal fiscal quarters of 13 weeks each, and our 53-week fiscal years consist of three 13-week fiscal quarters and one 14-week fiscal quarter. The financial results for our 53-week fiscal years and our 14-week fiscal quarters will not be exactly comparable to our 52-week fiscal years and our 13-week fiscal quarters. Our fiscal years for 2025, 2024 and 2023 included 52 weeks, 53 weeks and 52 weeks, respectively. Our fiscal year for 2026 will include 52 weeks.
Overview
We are a global technology leader, helping to bring intelligent computing everywhere through the development and commercialization of foundational technologies, including on-device artificial intelligence (AI), high-performance and low-power computing and advanced wireless connectivity. Our platforms help power intelligent devices that people and businesses rely on every day across industries and applications from handsets to other areas, including automotive and the internet of things (IoT). In automotive, our Snapdragon® Digital Chassis™ platforms, including connectivity, digital cockpit and advanced driver assistance and automated driving (ADAS/AD), are helping to connect the car to its environment and the cloud, creating unique in-cabin experiences and enabling a comprehensive assisted and automated driving solution. In IoT, our inventions have helped power technology advancements in industries and applications such as consumer (including personal computers (PCs), extended reality (XR) and other personal computing devices), edge networking (including mobile broadband and wireless access points) and industrial (including handhelds, retail, tracking and logistics and utilities). We derive revenues principally from sales of integrated circuit products, including our Snapdragon® and Qualcomm Dragonwing™ families of highly-integrated, system-based solutions, and licensing of our intellectual property, including patents and other rights.
The foundational technologies we invent help power modern digital experiences. We share these inventions broadly through our licensing programs enabling wide ecosystem access to technologies at the core of mobile innovation, and through the sale of our integrated circuit platforms (also known as integrated circuit products, chips, chipsets or modules) and other products. We innovate and collaborate across many ecosystems, including with manufacturers, operators, developers, system integrators, infrastructure vendors, cloud providers, test tool vendors, service providers, governments and industry standards organizations, to enable next-generation digital transformation. For 40 years, we have been a leader in helping set industry standards and creating era-defining technology breakthroughs, and we continue to play a leading role in developing system-level inventions that serve as the foundation for multiple generations of advanced wireless technologies.
We own significant intellectual property, including patents, patent applications and trade secrets, applicable to products that implement cellular technologies (including 4G (fourth generation) and/or 5G (fifth generation)), which are the primary digital technologies currently used to transmit voice and data over radio waves using a public or private cellular wireless network. We also develop and commercialize numerous other key technologies used in mobile and other devices and services, and we own substantial intellectual property related to these technologies. Some of these inventions are contributed to and commercialized as industry standards, such as for certain video and audio codecs, Wi-Fi, position location, UWB

(ultra-wideband), memory and component interconnect. We have also developed other technologies that are used by wireless and other devices that are not related to industry standards, such as user interfaces, graphics and image processing functionality, RF (radio frequency), RFFE (radio frequency front-end) and antenna designs, AI and machine learning techniques and application processor architectures, among other technologies.
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
Industry Trends
As the largest technology platform in the world, mobile has transformed the way we connect, compute and communicate. Our breakthrough inventions and licensing programs have been integral to the demand and evolution of the mobile industry. On-device AI, high-performance, low-power computing and advanced wireless connectivity technologies are also impacting many industries beyond mobile, empowering new services, new business models and new ways to engage and interact with customers.
Artificial Intelligence. Advancements in processor technologies have enabled the distribution and coordination of complex workloads across the cloud and edge devices to provide enhanced performance and efficiency across use cases. Given the proximity to raw data, edge device computing allows for more context-aware processing, reducing response time, improving privacy and security, and enabling greater personalization. With increased processing power, smartphones and PCs are becoming pervasive AI platforms, with complex, large generative AI algorithms running on-device, enabling on-demand and contextual AI use cases at a fraction of the energy required by cloud-based applications. As wireless connectivity complements on-device generative AI, edge devices enable enhanced productivity use cases, while intelligently processing and sharing data with cloud-based applications as needed. Building on the smartphone and PC foundation, we envision AI becoming ubiquitous and evolving as the new user interface, as it continues to expand into industries and applications such as industrial IoT, XR and automotive. Industry momentum is driving the emergence of new personal AI devices, such as smart glasses, earbuds and other wearables, that allow new agentic AI and context-aware experiences. These personal AI devices are expected to evolve independently of the smartphone ecosystem. At the same time, physical and industrial AI are beginning to reshape industries and provide new opportunities from robotics to manufacturing, logistics and energy, through embedded intelligence and enabling automation, real-time insights, autonomous systems and adaptive decision-making at the edge.
Significant investment continues across many industries in the development of complex large language models (LLMs), more tailored small language models (SLMs), large vision models (LVMs), large multimodal models (LMMs) and other generative AI models, which are changing the landscape of the user experience. LLMs and SLMs (e.g., GPT-4o and Llama3) are used for text-based natural language processing applications such as answering queries, document summarization and creation; LVMs (e.g., Stable Diffusion and ControlNet) are used for image and video processing; and LMMs are used to understand and process multiple types of data inputs or modalities such as text, images, audio and video. They are disrupting traditional methods of search, content creation, recommendation systems and personalized digital assistants, offering significant enhancements in consumer utility and productivity, changing the human-computer interface and evolving agentic AI experiences. While these generative AI models are developed primarily for use in the cloud, we believe that the variety of innovative enterprise and consumer use cases that have emerged and will continue to emerge from generative AI must run on-device to maximize their utility, and bring the benefits of immediacy, privacy, security and personalization to consumers. We expect continued advancement in the generative AI capabilities of edge devices and increased adoption of generative AI capable technologies in handsets and other edge devices. We also expect companies and regulators will continue to focus on responsible AI, data privacy and security to ensure the responsible development and deployment of these technologies.
Advancing Connectivity. 3G (third generation) cellular technology introduced the world to the potential of the mobile internet, and the ability to access the internet virtually anytime and anywhere. 4G brought mobile broadband speeds that helped fuel the smartphone era, forever changing the way we work, live and connect with others, and has served as the technology foundation for many of the applications and services used today, including e-commerce, video streaming, video calling, social media and gaming.
Building on foundational innovations developed for 3G and 4G, the mobile industry continues to transition to 5G technology as 5G network deployments and device launches continue, particularly in emerging regions. 5G is designed to support multi-gigabit data rates, low latency and greater capacity than previous generations of mobile technology to enable enhanced mobile broadband experiences, including ultra-high definition (4K) video streaming and sharing, near-instantaneous access to cloud services, immersive cloud gaming and XR experiences, including augmented reality, virtual reality and mixed reality. 5G’s performance and capacity improvements are also enabling operators to offer new consumer and enterprise services. 5G Advanced builds upon the initial 5G standards to enhance system capabilities and expand into new use cases. It introduces key improvements for continued 5G commercialization, supports a range of services beyond mobile broadband, and lays the groundwork for 6G (sixth generation). 5G Advanced is a transformative step, integrating AI-enabled device performance and network performance advancements, satellite communications and lower cost devices to drive innovation across the 5G ecosystem.
Consumer Demand for Smartphones. For calendar year 2025, we estimate that consumer demand for smartphones will remain approximately flat relative to calendar year 2024. This estimate includes expected mid single-digit percentage growth in 5G handsets.
AI use in smartphones is increasing, and as we look forward, we expect on-device and agentic AI use cases will continue to expand and reshape the mobile industry. Additionally, consumer demand for new experiences, combined with the needs of mobile operators and device manufacturers to provide differentiated features and services, is driving continued innovation within the smartphone across AI, connectivity, processing, multimedia, imaging, audio and more. As a result, the smartphone continues to be the go-to device for social networking, music and video streaming, photography and video capture, e-commerce, gaming, email, web browsing and more. We believe that the combination of AI and cellular technology (such as 5G) will increasingly enable these experiences to be more immersive, intuitive and interactive.
Automotive. Digitalization of the automotive cockpit, including wireless connectivity, continues to transform the in-vehicle experience, enabling greater personalization of content and settings for both drivers and passengers as automakers respond to growing interest from consumers to bring their digital lifestyles into the vehicle. Car-to-cloud platforms are designed to help automakers improve cost efficiencies, create new service opportunities throughout the lifecycle of a vehicle with over-the-air update capabilities and gather valuable vehicle and usage analytics. This is driving the development of a new architecture for the software-defined vehicle. According to analyst data, 68% of new vehicles produced in 2030 are projected to have embedded cellular connectivity, with 48% of new vehicles featuring 5G connectivity compared to 21% in 2025 (TechInsights, July 2025). Building on this foundation, AI is helping further transform the next generation of vehicles by embedding intelligence that enables vehicles to actively learn from their environments to support safety, optimize vehicle energy efficiency and provide features such as interactive in-vehicle assistance that personalize the driving and passenger experience. In addition, high-performance, low-power computing technologies, with added security and safety required for automotive products, are being used to improve vehicles with ADAS/AD features that we expect to scale across vehicle tiers and continue the progression toward higher levels of autonomy, safety and convenience. Analysts estimate that the share of new light duty vehicles sold globally with Level 2 (i.e., partial driving automation) or higher autonomy will grow from 24% in 2025 to 52% in 2030 (TechInsights, November 2024).
IoT. Industry demand for IoT devices is expected to remain strong across consumer, edge networking and industrial applications, in part due to expanded use cases enabled by 5G and AI technologies, including generative AI.
Consumer. Consumer IoT products, including PCs, XR and other personal computing devices, continue to adopt the latest mobile connectivity, processing and intelligence technologies including on-device AI capabilities. This enables new services, applications and experiences that can be run directly on the device, driving improvements in latency, cost and privacy. For example, AI-focused PCs, including those powered by our Snapdragon X Series platforms, allow for increased productivity and enhanced use cases enabled by on-device AI processing at low power. Additionally, smart glasses and wearables, such as smartwatches, earbuds and other form factors are being transformed into personal AI devices as they transition from simply extending smartphone experiences to providing new and unique personalized AI, connecting the user directly to the AI agent and model.
Edge Networking. Advances in wireless technology are helping to drive demand for edge networking products (including mobile, fiber broadband and wireless access points). Fiber and 5G technologies continue to grow, delivering not only high speed broadband and infrastructure but also providing the flexibility to support fixed, mobile and fixed wireless users with the delivery of high-performance, low-latency connections. Additionally, advancements in Wi-Fi are driving consumer and enterprise demand for the latest Wi-Fi 6, 6E and 7 access point technologies that leverage increased network speed, capacity and efficiency to support the increased number of connected devices at home and at work.
Industrial. The combination of IoT devices with connectivity, edge-computing, on-device AI and power-optimized and/or precise location tracking, along with cloud capabilities, is driving advancements in industries such as retail, transportation logistics, manufacturing, energy and utilities, smart home and video. These technologies allow companies to gain new knowledge and insights about their products and services, manufacturing and logistics processes, which can help to transform and optimize their businesses by improving safety, surveillance, efficiency and customer experiences. A key enabler of this shift is physical AI, which is reshaping industrial applications and creating new opportunities, particularly in areas like manufacturing and robotics.

Technology Overview
The worldwide demand for intelligent computing everywhere requires continuous innovation to improve user experiences, support new services, expand on-device processing and AI capabilities at low power, and increase wireless connectivity capacity and performance. To meet these requirements, different foundational technologies, including wireless communications, high-performance and low-power computing, AI, multimedia and location, continue to evolve. We have a long history of investing heavily in research and development and have developed many of these foundational technologies that help drive the continued evolution in mobile, automotive and IoT. We have also developed and acquired (and continue to develop and acquire) significant related intellectual property. This intellectual property has been incorporated into the most widely accepted and deployed cellular wireless communications technology standards, and we have licensed it to hundreds of companies.
Intelligent Computing. Our processors are purpose-built to elevate computing experiences across mobile, automotive and IoT. We have developed System-on-Chip (SoC) architecture with heterogeneous computing features, which uses our central processing unit (CPU) and different types of specialized engines (graphics processing unit (GPU) and neural processing unit (NPU)) to enable high-performance and low-power computing and other optimization techniques. Our Qualcomm Oryon™ and Qualcomm® Kryo™ CPU processors deliver enhanced security and AI solutions, designed to enable the next generation of high-tech devices and apps. Qualcomm Oryon CPU core technology is custom-designed to deliver a new level of performance and efficiency and developed to be integrated across a wide portfolio of Snapdragon powered products from certain PC and smartphone products to certain automotive platforms and IoT products. We also intend to leverage our custom-designed CPU cores as we create our data center products. Our Qualcomm® Adreno™ GPUs are designed to deliver high quality graphics performance for visually rich 3D gaming and user interfaces.
The Qualcomm® AI Engine, featured in our Snapdragon platforms and many of our other products, includes dedicated hardware capable of running complex AI use cases at high performance and low power on device, while also enhancing privacy and security. Our Qualcomm® Hexagon™ NPU is a key processor in our AI Engine and is designed for sustained, high-performance AI inference, enabling leading on-device AI capabilities with very low power consumption. In addition to our leading AI technology, we are simplifying the process for developers to build applications with AI features to work on our platforms. The Qualcomm® AI Stack is a unified AI software portfolio designed to help developers optimize and deploy AI models quickly using our chipset solutions by supporting AI frameworks and runtimes, developer libraries, system software and popular operating systems. We also offer certain resources, including the Qualcomm® AI Hub, that allow developers to access resources for quickly deploying models on devices powered by our platforms, whether their own or from a growing collection of pre-optimized, ready-to-use AI models.
Cellular Wireless Technologies. The majority of cellular connections today are OFDMA (Orthogonal Frequency Division Multiple Access)-based technologies. 5G heavily leverages OFDMA-based technologies, while most of the OFDMA-based technologies deployed prior to 2020 are classified as 4G technology, including LTE (Long-Term Evolution).
5G is designed to transform the role of wireless technologies and incorporates advancements on 3G/4G features, including device-to-device capabilities. 5G has the ability to target diverse services with very different technical requirements (from enhanced mobile broadband to massive IoT to mission-critical communications), utilize diverse types of spectrum (from low bands to millimeter wave (mmWave) bands) and support diverse types of deployment scenarios. Predominant technological components of 5G include ultra-reliable, low-latency communication, very wide channel bandwidth and new channel coding schemes to efficiently support large data blocks, MIMO (multiple input, multiple output) to increase coverage and network capacity and mobile mmWave to increase the data rate offered to users. As with previous cellular generations, 5G is designed to support seamless compatibility with 3G/4G technologies through multimode devices.
Many of our inventions at the core of 3G and 4G serve as the foundational technologies for 5G. We continue to play a significant role in driving advancements in 5G, including contributing to 3GPP (3rd Generation Partnership Project, a global organization that develops technical specifications) standardization activities that are defining the continued evolution of 5G through the specification of the radio component (NR) and the core network component (5G Core or 5GC) into 5G Advanced, as well as working to establish the requirements for 6G.
We envision 6G will integrate advanced capabilities including AI, sensing, digital twinning, and a variety of new system features enabling higher levels of efficiency and performance.
Additional Significant Technologies used in Mobile and Other Industries. We continue to play a leading role in developing (and/or have acquired) many other technologies used across mobile and other industries, including:
•automotive platform features such as digital cockpit and ADAS/AD, including intelligent navigation, obstacle detection and safety-focused decision making, to enable in-cabin experiences and assisted driving solutions;
•Bluetooth technology, which is a wireless personal area network that provides wireless connectivity between devices over short distances ranging from a few centimeters to approximately one hundred meters using the 2.4GHz industrial, scientific and medical spectrum band;
•data center technologies, including high-performance AI inference acceleration for data centers and edge clouds;
•fast charging features, enabling devices to charge quickly, safely and efficiently;
•multimedia technologies including video, audio and speech compression technologies and system-level solutions enabling feature-rich, high-quality experiences in imaging, audio and vision intelligence;
•operating system and user interface features;

•position location technologies such as the Assisted-Global Positioning System (A-GPS), Assisted Global Navigation Satellite System (A-GNSS) and wireless local area networks (WLAN) positioning technologies used in most cellular handsets today;
•power management systems for improved battery life and device charging;
•Qualcomm® Smart Transmit™ technology, a modem-to-antenna technology that optimizes data speeds while complying with RF transmit power limits;
•security and content protection systems for enhanced device security without compromising the user experience;
•vision intelligence platform features such as image processing and video analytics for consumer and enterprise camera solutions;
•volatile (LPDDR4, 5, 6) and non-volatile (eMMC & UFS) memory and related controllers;
•WLAN, such as Wi-Fi, which link two or more nearby devices wirelessly and usually provide connectivity through an access point; and
•XR platform features such as 6DoF (six-degrees of freedom) head tracking and controller capabilities, video pass-through and embedded cellular connectivity for new types of user experiences, and hybrid computing to distribute workloads across devices.
Acquisitions
We make strategic investments and acquisitions in order to open new opportunities for our technologies, support the design and introduction of new products and services (or enhance existing products or services), obtain resources with development and/or market expertise, grow our patent portfolio or pursue new businesses as part of our strategic plan. Additional information regarding acquisitions is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 9. Acquisitions.”
Operating Segments
We have three reportable segments. We conduct business primarily through QCT and QTL, while QSI makes strategic investments. Additional information regarding our operating segments is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 8. Segment Information.”
QCT Segment. QCT is a leading developer and supplier of integrated circuit products and system software with advanced connectivity and high-performance, low-power computing technologies, for use in mobile devices; automotive systems for connectivity, digital cockpit and ADAS/AD; and IoT products, including consumer electronic devices, industrial devices and edge networking products. QCT’s integrated circuit products are sold and its system software is licensed to manufacturers that use our products in a broad range of devices, from low-tier, entry-level devices primarily for emerging regions to premium-tier devices, including but not limited to mobile devices, wireless networks, devices used in IoT, broadband gateway equipment, consumer electronic devices and automotive systems. Our technology roadmap delivers the latest technologies across multiple product tiers, devices and industries. This roadmap is the result of extensive collaboration with manufacturers, operators, developers, system integrators, infrastructure vendors, cloud providers, test tool vendors, service providers, governments and industry standards organizations, as well as our years of research into emerging network standards and the development of integrated circuits. Our roadmap takes advantage of new standards, while maintaining backward compatibility with existing standards. We have leveraged and expect to continue to leverage the foundational technologies, such as our processor technologies, core baseband modem and our other wireless connectivity products including Wi-Fi, Bluetooth and precise positioning technologies, across our product categories, industries and applications including mobile handsets, automotive and IoT.
The Snapdragon and Dragonwing families of highly integrated, system-based solutions include the Snapdragon mobile (powering Android devices), compute, sound and automotive platforms, and Dragonwing industrial and edge networking IoT solutions. Each platform consists of application processors and wireless connectivity capabilities, including our cellular modem that provides core baseband modem functionality for voice and data communications, non-cellular wireless connectivity (such as Wi-Fi and Bluetooth) and global positioning functions. Our Snapdragon application processor functions include AI, security, graphics, display, audio, video, camera and other compute processing. Our Qualcomm Oryon and Kryo CPUs are designed to deliver high levels of compute performance with optimized power consumption. Our Hexagon NPUs are designed to support a variety of AI processing tasks for superior performance-per-watt, thermal efficiency and battery life. Our Qualcomm® Adreno™ GPUs are designed to deliver high quality graphics performance for visually rich 3D gaming and user interfaces. In addition to the highly integrated core SoC, we also design and supply supporting components, including the RF transceiver, PM (power management), audio codecs, speaker amps and additional wireless connectivity integrated circuits. These supporting components, in addition to our cellular modems and application processors comprising our core SoC, are also sold as individual components. The combination of the SoC, system software and supporting components provides an overall platform with optimized performance and efficiency, enabling manufacturers to design and deliver powerful, slim and power-efficient devices ready for integration with complex cellular networks worldwide.
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
Our wireless connectivity products also consist of integrated circuits and system software for Wi-Fi, Bluetooth and frequency modulation, as well as technologies that support location data and services. Our wireless connectivity products provide additional connectivity across mobile handsets, automotive and IoT products. QCT also offers standalone Wi-Fi, Bluetooth, application processor and Ethernet products utilized within these devices and systems. Our networking products include Wi-Fi, Ethernet and passive optical network (PON) chips, network processors, wireless access points and routers, broadband gateway equipment and software. These products help enable home and business networks to support the growing number of connected devices, digital media and data services.
Other than for certain of our RFFE modules and RF filter products, QCT utilizes a fabless production model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Therefore, we primarily rely on third parties to perform the manufacturing and assembly, and most of the testing, of our integrated circuits based primarily on our proprietary designs and test programs. Our suppliers also are responsible for the procurement of most of the raw materials used in the production of our integrated circuits. Integrated circuits are die cut from silicon wafers that have completed the package assembly and test manufacturing processes. The semiconductor package supports the electrical contacts that connect the integrated circuit to a circuit board. Die cut from silicon wafers are the essential components of all our integrated circuits and a significant portion of the total integrated circuit cost. We employ both turnkey and two-stage manufacturing models to purchase our integrated circuits. Under the turnkey model, our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing model, we purchase die in singular or wafer form from semiconductor manufacturing foundries and contract with separate third parties for manufacturing services such as wafer bump, probe, assembly and the majority of our final test requirements. The primary foundry suppliers for our various digital, analog/mixed-signal, RF and PM integrated circuits include Taiwan Semiconductor Manufacturing Company (TSMC), Samsung Electronics and Global Foundries. Our primary semiconductor assembly and test suppliers are Advanced Semiconductor Engineering, Amkor Technology, Siliconware Precision Industries and STATSChipPAC. The majority of our foundry and semiconductor assembly and test suppliers are located in the Asia-Pacific region.
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
QCT's marketing strategy aims to promote Qualcomm as the leader of enabling intelligent computing everywhere, Snapdragon as the preferred platform powering premium experiences across handsets, automotive and consumer IoT, and Dragonwing as the leading-edge products for industrial and edge networking IoT. Through direct marketing efforts, partnerships and collaborations (including marketing programs with customers), products powered by Snapdragon and Dragonwing are marketed to expand the reach of these brands to drive awareness and preference.
QCT’s sales are primarily made through supply terms which implement a purchase order and order confirmation process for delivery of products. QCT generally allows customers to reschedule delivery dates within a defined time frame and to cancel orders prior to shipment with or without payment of a cancellation fee, depending on when the order is canceled.
The industries in which QCT operates are intensely competitive. QCT competes worldwide with a number of U.S. and international designers and manufacturers of semiconductors, ranging from multinational companies with integrated research and development, manufacturing, sales and marketing organizations across a broad spectrum of product lines, to companies that are focused on a single application, industry or standard product, including those that produce products for industries and applications including handsets, automotive or IoT, among others. Most of these competitors compete with us with respect to some, but not all, of our product lines. Companies that provide on-device AI, high-performance and low-power computing and wireless connectivity-based integrated circuit products and/or software are generally competitors or potential competitors. As a result of global expansion by foreign and domestic competitors, technological changes, device manufacturer concentrations, limited global supply capacity, vertical integration and the potential for further industry consolidation, we anticipate the industry to remain very competitive. We believe that the principal competitive factors for our products include performance, level of integration, quality, compliance with industry standards, price, time-to-market, system cost, design and engineering capabilities, new product innovation, growth and scaling of distribution channels, desire by certain customers to use multiple suppliers and customer support. QCT also competes in both single-mode and multimode environments against alternative communications technologies. Additional competitive factors exist for QCT product offerings that have expanded into industries and applications beyond mobile handsets, including automotive and IoT. The automotive industry is subject to long design-in time frames, long product life cycles and a high degree of regulatory and safety requirements, necessitating suppliers to the industry to comply with stringent qualification processes, very low defect rates and high reliability standards, all of which results in a significant barrier to entry and may result in increased costs.

QCT also faces competition, which may intensify in the future, from products internally developed by our customers, including some of our largest customers. Our competitors devote significant amounts of their financial, technical and other resources to develop and market competitive products and, in some cases, to develop and adopt competitive technologies, and those efforts may materially and adversely affect us. Although we have attained a significant position in the semiconductor industry, many of our current and potential competitors may have advantages over us. These and other risks related to competition are more fully described in the Risk Factors entitled “Our industry is subject to intense competition in an environment of rapid technological change. Our success depends in part on our ability to adapt to such change and compete effectively; and such change and competition could result in decreased demand for our products and technologies or declining average selling prices for our products or those of our customers or licensees” and “Our business, particularly our semiconductor business, may suffer as a result of our customers vertically integrating (i.e., developing their own integrated circuit products).”
QTL Segment. QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture, sale and/or use of certain wireless products, including, without limitation, products implementing LTE and/or OFDMA-based 5G standards and their derivatives. We grant licenses or otherwise provide rights to use our cellular standard-essential patents (including 3G, 4G and 5G) for cellular devices on a worldwide basis. We also offer licenses to our cellular standard-essential patents together with other Qualcomm patents that may be useful to such licensed products for licensees that desire to obtain the commercial benefits of receiving such broad patent rights from us. While we offer license rights to patents that we do not have a duty or obligation to grant, those rights may be negotiated at our discretion. A significant portion of QTL’s licensing revenues is derived from licensees under Qualcomm’s cellular standard-essential patents. Our licensees manufacture wireless cellular products such as mobile devices (including handsets), other consumer devices (e.g., tablets and PCs), plug-in end user data modem cards and embedded modules for incorporation into machine-to-machine devices and certain other devices, connected vehicle units and connected vehicle modules used in automobiles, wireless access points and small cells.
Since our founding in 1985, we have focused heavily on technology development and innovation. These efforts have resulted in a leading intellectual property portfolio related to foundational, system level technologies for the wireless industry. We have an extensive portfolio of United States and foreign patents, and we continue to pursue patent applications around the world. Our patents have broad coverage in many countries, including Brazil, China, India, Japan, South Korea, Taiwan, the United States and countries in Europe (including European patents with unitary effect). A substantial portion of our patents and patent applications relate to digital wireless communications technologies, including patents that are essential or may be important to the commercial implementation of LTE and/or OFDMA-based 5G products. Our patent portfolio is the most widely and extensively licensed in the industry. Additionally, we have a substantial patent portfolio related to key technologies used in communications and other devices and/or related services, some of which are contributed to and commercialized as industry standards, such as for certain video and audio codecs, Wi-Fi, position location, UWB, memory and component interconnect. Our patents cover a wide range of technologies across connectivity (including wireless devices and network infrastructure equipment), computing and AI applications in diverse end-markets, not just the portion of such patented technologies incorporated into chipsets. Over the years, a number of companies have challenged our patent position, but the mobile communications industry generally recognizes that any company seeking to develop, manufacture and/or sell certain cellular products requires a license or other rights to use our patents.
We have licensed or otherwise provided rights to use our patents to hundreds of companies on industry-accepted terms. Our strategy to make our patented technologies broadly available has been a catalyst for industry growth, helping to enable a wide range of companies offering a broad array of wireless products and features while increasing the capabilities of and/or driving down average and low-end selling prices for handsets and other wireless devices. By licensing or otherwise providing rights to use our patents to a wide range of equipment manufacturers, encouraging innovative applications, supporting equipment manufacturers with integrated chipset and software products and focusing on improving the efficiency of the airlink for wireless operators, we have helped multimode device capabilities evolve, grow demand and reduce device pricing. 5G network deployments and commercial 5G device sales began in 2019 and have continued. By licensing or otherwise providing rights to use our patents to a wide range of equipment manufacturers, we are supporting the global rollout and availability of 5G technology. We believe that 5G will continue to encourage innovative applications through enhanced mobile broadband services with lower latency and multi-gigabit user data speeds and bring more capacity and efficiency to wireless networks.
Standards bodies have been informed that we hold patents and pending patent applications that might be essential for 3GPP standards. We have committed to such standards bodies that we will offer to license our essential patents for these standards consistent with our commitments to those bodies. We have made similar commitments with respect to certain other technologies implemented in industry standards.
QTL licensing revenues consist primarily of per-unit royalties. Licensees pay quarterly royalties based on their sales of products incorporating or using our licensed intellectual property. Per-unit royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of complete licensed products, net of certain permissible deductions (including transportation, insurance, packing costs and other items), with certain products subject to per unit minimums and/or per unit caps. Certain products may also have a fixed royalty amount per unit.
The vast majority of QTL revenues have been generated through our licensees’ sales of OFDMA-based products (including 4G-enabled and 5G-enabled multimode devices), such as smartphones and other devices. We have invested in both the acquisition and development of, and continue to invest in the development of, OFDMA technology and intellectual property and have generated the industry leading patent portfolio applicable to LTE, LTE Advanced, LTE Advanced Pro, 5G NR and 5G Advanced. Some of our inventions that serve as foundational technologies for 3G and 4G also serve as foundational technologies for 5G. We have invested and continue to invest in the development of 5G and continue to play a significant role in driving advancements of 5G. Nevertheless, we face competition in the development of intellectual property for future generations of digital wireless communications technologies and services.
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
QSI Segment. QSI makes strategic investments primarily through our Qualcomm Ventures arm that are focused on expanding or opening new opportunities for our technologies as well as supporting the design and introduction of new products and services (or enhancing existing products or services). Many of these strategic investments are in early-stage companies in a variety of industries and applications, including but not limited to 5G, AI, automotive, consumer, enterprise, cloud, IoT and XR. Our QSI investments primarily include non-marketable equity securities and, to a lesser extent, marketable equity securities and convertible debt instruments. As part of our strategic investment activities, we generally intend to pursue various exit strategies for each of our QSI investments in the foreseeable future.
Other Businesses. Nonreportable segments include our QGOV business and our Data Center business. QGOV provides development and other services and sells related products to U.S. government agencies and their contractors. Our Data Center business is developing and commercializing next-generation solutions for data centers.
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
Revenue Concentrations and Significant Customers
A small number of customers/licensees historically have accounted for a significant portion of our consolidated revenues. In fiscal 2025, revenues from Apple, Samsung and Xiaomi each comprised 10% or more of our consolidated revenues. Additional information regarding revenue concentrations is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items” and “Notes to Consolidated Financial Statements, Note 8. Segment Information.”
Research and Development
We compete in industries that are characterized by rapid technological change, evolving industry standards and frequent new product introductions, requiring a continuous effort to enhance existing products and technologies and to develop new products and technologies. We have significant engineering resources, including engineers with substantial expertise in modem, radio-frequency integrated circuit, RFFE, multimedia (camera, video, display and computer vision), sensor perception and drive policy, advanced SoC (which includes specialized engines such as CPU, GPU and NPU to enable high-performance and low-power computing and other optimization techniques), AI, packaging and a broad range of other technologies. We expect to continue to invest in research and development in a variety of ways in an effort to extend the demand for our products and technologies and to utilize that research and development in industries and applications beyond mobile handsets (such as automotive and IoT), including continuing the development of new modem and multimedia technologies and other technologies (such as ADAS/AD and XR), developing alternative technologies for certain specialized applications, participating in the formulation of new voice and data communication standards and technologies and assisting in deploying digital voice and data communications networks around the world. We are focused on making it easier for developers to design and deploy their applications on our platforms across multiple device categories and industries as part of our diversification strategy. We are also investing in research and development of data center products.
We conduct broad, leading research and development across AI, including generative AI, from fundamental research to platform and applied research, with the goal of advancing AI core capabilities to run on-device, and scaling them across industries and use cases. With investments made in AI for over a decade, our research is diverse, and we are focused on making AI seamless across our everyday experiences.
We also engage in acquisitions and other transactions to meet certain technology needs, to obtain development resources or open or expand opportunities for our technologies and to support the design and introduction of new products and services (or enhance existing products and services). We make investments to provide our integrated circuit customers with chipsets designed on leading-edge technology nodes that combine multiple technologies for use in mobile devices; automotive systems for connectivity, digital cockpit and ADAS/AD; and IoT including consumer products, industrial devices and edge networking products. We support Android, Windows, Linux and other client software environments in our chipsets.
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
Human Capital
At September 28, 2025, we had approximately 52,000 full-time, part-time and temporary workers, the overwhelming majority of which were full-time employees. Our employees work in over 200 locations in 38 different countries around the world. Our global workforce is highly educated, with the substantial majority of our employees working in engineering or technical roles. During fiscal 2025, our voluntary turnover rate was approximately 6%.
In order to continue to produce innovative, breakthrough technologies, it is crucial that we continue to attract and retain top talent. To facilitate talent attraction and retention, we strive to make Qualcomm a respectful and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, health and wellness programs and by programs that build connections between our employees and their communities. Our Human Capital initiatives include:
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
Compensation and Benefits. We provide robust compensation and benefits programs to help meet the needs of our employees. In addition to base pay, these programs may include (depending on country/region) annual bonuses, stock awards, an employee stock purchase plan, retirement and savings plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, adoption and surrogacy assistance, employee assistance programs, tuition assistance, and on-site services such as health and fitness centers, among others. In addition to our broad-based equity award programs, we have used targeted equity awards with vesting conditions to facilitate retention of personnel, particularly those with critical engineering skills and experience.
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
Since our employees are passionate about many causes, our corporate giving and volunteering programs support and encourage employees by engaging with those causes. In our offices around the world, our employee-led Giving Committees select local organizations to support, often in the form of grants that are primarily funded by the Qualcomm Foundation (which was established to support charitable giving and volunteerism). We also frequently collaborate with these organizations on volunteer activities for our employees. Additionally, employees can enhance their contributions to qualified charitable organizations of their choice by utilizing our charitable match program.
Available Information
Our Internet address is www.qualcomm.com. There we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports (among others), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). We also make available on our website public financial information for which a report is not required to be filed with or furnished to the SEC. Our SEC reports and such other information can be accessed through the Investor Relations section of our website (https://investor.qualcomm.com). Our Investor Relations website contains a significant amount of information about us, including financial and other information for investors, and it is possible that this information could be deemed to be material information. Accordingly, investors and others interested in Qualcomm should review the information posted on our website in addition to following our press releases, SEC filings and public conference calls and webcasts.
We also publish on our website a variety of reports and resources related to our corporate responsibility policies, programs, goals and initiatives, including our most recent Qualcomm Corporate Responsibility Report and reports on sustainability, responsible sourcing, corporate citizenship and responsible AI, among others. Investors and other stakeholders interested in these topics can access such reports and resources through the Corporate Responsibility section of our website (https://www.qualcomm.com/company/corporate-responsibility).
Nothing on our website, including the aforementioned reports and documents, or sections thereof, shall be deemed incorporated by reference into this Annual Report.
Information about our Executive Officers
Our executive officers (and their ages as of November 1, 2025) are as follows:
Cristiano R. Amon, age 55, has served as President and Chief Executive Officer and as a member of the Board of Directors since June 2021. Mr. Amon served as President and Chief Executive Officer-elect from January 2021 to June 2021 and President from January 2018 to January 2021. He served as Executive Vice President, QTI and President, QCT, from November 2015 to January 2018. He served as Executive Vice President, QTI and Co-President, QCT from October 2012 to November 2015, Senior Vice President and Co-President, QCT from June 2012 to October 2012 and as Senior Vice President, QCT Product Management from October 2007 to June 2012, with responsibility for our product roadmap, including the Snapdragon platforms. Mr. Amon joined Qualcomm in 1995 as an engineer and throughout his tenure at Qualcomm has held several other technical and leadership positions. Mr. Amon has been a member of the board of directors of Adobe Inc. since October 2023. Mr. Amon holds a B.S. in Electrical Engineering and an honorary doctorate from UNICAMP, the State University of Campinas, Brazil.
Heather Ace, age 55, has served as Chief Human Resources Officer since March 2020. Prior to joining Qualcomm, Ms. Ace was Senior Vice President, Human Resources at DexCom, Inc., a provider of continuous glucose monitoring, from July 2016 to March 2020. Prior to DexCom, she was Executive Vice President, Human Resources at Orexigen Therapeutics, Inc., a developer of treatments for obesity, from January 2016 to July 2016. Ms. Ace was Integration Leader for Royal Philips, leading the cross-functional integration of Philips Healthcare’s acquisition of Volcano Corporation, from January 2015 to January 2016. She was Executive Vice President, Human Resources at Volcano Corporation from May 2012 to January 2015. Prior to May 2012, Ms. Ace served in various senior executive roles in human resources, post-acquisition/merger integration and employment law at Life Technologies Corporation. She began her career at Gray, Cary, Ware & Freidenrich (now DLA Piper) as a litigation and transactional employment attorney, specializing in mergers and acquisitions. Ms. Ace holds a B.A. in Law & Society from the University of California, Santa Barbara and a J.D. from Santa Clara School of Law.
Baaziz Achour, age 64, has served as Chief Technology Officer, QTI since February 2025. Dr. Achour served as Chief Technology Officer – Elect from December 2024 to February 2025, Deputy Chief Technology Officer from April 2023 to December 2024, and Senior Vice President, Engineering from July 2006 to April 2023. He joined Qualcomm as a Systems Engineer in 1993 and throughout his tenure at Qualcomm has held several other leadership roles within the engineering organization. Dr. Achour holds a B.S. in Physics from the University of Algiers, and master’s and doctorate degrees in Electrical Engineering from Tufts University.
Ann Chaplin, age 52, has served as General Counsel and Corporate Secretary since November 2021. Prior to joining Qualcomm, Ms. Chaplin served at General Motors Company as Corporate Secretary and Deputy General Counsel, U.S., Transformation Initiatives and Corporate Securities from February 2021 to November 2021, Deputy General Counsel and Chief Compliance Officer, North America, Transformation Projects and Compliance from April 2019 to February 2021, Deputy General Counsel, Commercial, Transportation as a Service, Litigation and Regulation from January 2018 to April 2019, Deputy General Counsel, Intellectual Property, Regulation and Litigation from June 2017 to January 2018 and Deputy General Counsel, Litigation from December 2015 to June 2017. Prior to General Motors, Ms. Chaplin was an attorney at Fish & Richardson P.C. from February 2001 to December 2015, last holding the position of Litigation Practice Group Leader/Litigation Equity Principal. She began her career as an intellectual property litigation attorney at the law firm of Robins,

Kaplan, Miller & Ciresi LLP. Ms. Chaplin holds a B.A in Sociology of Law from the University of Minnesota and a J.D. from Harvard Law School.
Akash Palkhiwala, age 50, has served as Chief Financial Officer since November 2019 and as Chief Operating Officer since January 2024. Mr. Palkhiwala served as Senior Vice President and Interim Chief Financial Officer from August 2019 to November 2019. He served as Senior Vice President, QCT Finance, QTI from December 2015 to August 2019 and Senior Vice President and Treasurer from October 2014 to December 2015. Mr. Palkhiwala served in various other finance and leadership roles since joining Qualcomm in March 2001. Prior to joining Qualcomm, he was an Analyst at KeyBank. Mr. Palkhiwala holds an undergraduate degree in Mechanical Engineering from L.D. College of Engineering in India and an M.B.A from the University of Maryland.
Alexander H. Rogers, age 68, has served as President, QTL and Global Affairs since June 2021. Mr. Rogers served as President, QTL from October 2016 to June 2021, Senior Vice President and President, QTL from September 2016 to October 2016, Senior Vice President, Deputy General Counsel and General Manager, QTL from March 2016 to September 2016, Senior Vice President and Deputy General Counsel from October 2015 to March 2016 and Senior Vice President and Legal Counsel from April 2007 to October 2015. Prior to QTL, he led Qualcomm’s litigation group. Mr. Rogers joined Qualcomm in January 2001 as an attorney. Prior to joining Qualcomm, he was a partner at the law firm of Gray, Cary, Ware & Freidenrich (now DLA Piper), specializing in intellectual property and commercial litigation. Mr. Rogers holds a B.A. and an M.A. in English Literature from Georgetown University and a J.D. from Georgetown University Law Center.
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
RISKS RELATED TO INDUSTRY DYNAMICS AND COMPETITION
•Our revenues depend on our customers’ and licensees’ sales of products and services based on cellular and other communications technologies, including 5G, and customer demand for our products based on these technologies.
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
•Claims by third parties that we infringe their intellectual property could adversely affect our business.
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
The loss of any one of our significant customers, a reduction in the purchases of our products by any of these customers or the cancellation of significant purchases by any of these customers, whether due to the use of their own integrated circuit products or our competitors’ integrated circuit products, government restrictions, a decline in global, regional or local economic conditions, a decline in consumer demand (or a shift in consumer demand away from new devices in favor of refurbished or secondhand devices) or otherwise, would reduce our revenues and could harm our ability to achieve or sustain expected results of operations. A delay of significant purchases, even if only temporary, would reduce our revenues in the period of the delay. Any such reduction in revenues would also impact our cash resources available for other purposes, such as research and development. In addition, the timing and size of purchases by our significant customers may be impacted by the timing of such customers’ new or next generation product introductions, over which we have no control, and the timing and success of such introductions may cause our revenues and results of operations to fluctuate. We spend a significant amount of engineering and development time, funds and resources in understanding our key customers’ feedback and/or specifications and attempt to incorporate such input into our product launches and technologies. These efforts may not require or result in purchase commitments from such customers or we may have lower purchases from such customers than expected, and consequently, we may not achieve the anticipated revenues from these efforts, or these efforts may result in non-recoverable costs. Further, the concentration of device share among a few companies, and the corresponding purchasing power of these companies, may result in lower prices for our products, which could have an adverse effect on our revenues and margins.
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
The mobile industry has also from time to time experienced declines in sales or slowing growth in the premium-tier device segment. A reduction in sales of premium-tier devices, a reduction in sales of our premium-tier integrated circuit products (which have a higher revenue and margin contribution than our lower-tier integrated circuit products), a shift in share away from OEMs that utilize our premium-tier products, or a shift in consumer demand in favor of refurbished or secondhand devices, would reduce our revenues and margins and may harm our ability to achieve or sustain expected financial results. Any such reduction in revenues would also impact our cash resources available for other purposes, such as research and development.
Further, while we derive a portion of our revenues from areas outside of mobile handsets, e.g., from industries such as automotive and IoT, certain product categories within those industries may in themselves be subject to high levels of customer concentration.
Although we have many licensees, we derive a significant portion of our licensing revenues from a limited number of such licensees, which includes a number of Chinese OEMs. In the event that one or more of our significant licensees fail to meet their reporting and payment obligations, or we are unable to renew or modify one or more of their license agreements under similar terms as their existing agreements, our revenues, results of operations and cash flows would be adversely impacted. Moreover, the success of our core licensing business depends in part on the ability of our licensees to continue to develop, introduce and deliver high-volume products that achieve and sustain customer acceptance. We do not have control over the product development, sales efforts or pricing of products by our licensees, and our licensees might not be successful in these efforts. Reductions in sales of our licensees’ products, or reductions in the average selling prices of such products without a sufficient increase in the volumes sold, would generally have an adverse effect on our licensing revenues.
Our business, particularly our semiconductor business, may suffer as a result of our customers vertically integrating (i.e., developing their own integrated circuit products).
Certain of our largest mobile handset customers (for example, Apple, Samsung and Xiaomi) develop their own integrated circuit products, which they have in the past utilized, and/or currently utilize, in certain of their devices. We expect such customers will in the future utilize their own integrated circuit products in some or all of their devices, rather than our products. In particular, we expect that Apple will increasingly use its own modem products, rather than our products, in its future devices, which will have a significant negative impact on our QCT revenues, results of operations and cash flows.
Similarly, we derive a significant portion of our revenues from Chinese OEMs. Certain of our customers in China have developed, and others may in the future develop, their own integrated circuit products and use such integrated circuit products in their devices rather than our products, including due to pressure from or policies of the Chinese government (which has prioritized semiconductor self-sufficiency), concerns over losing access to our products as a result of actual, threatened or potential U.S. or Chinese government actions or policies, including trade protection or national security policies, or other reasons. See also the Risk Factor titled “A significant portion of our business is concentrated in China, and the risks of such concentration are exacerbated by U.S./China trade and national security tensions.”
In addition, periodic supply/capacity constraints within the semiconductor industry may further incentivize our customers to vertically integrate in an effort to secure additional control over their supply chains.
If our customers begin using their own integrated circuit products rather than our products in some or all of their devices, or increase their use of their own integrated circuit products from current levels, our business, results of operations, cash flows and financial condition could be materially adversely impacted. See also the Risk Factor titled “We derive a significant portion of our revenues from a small number of customers and licensees, and particularly from their sale of premium-tier handset devices. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuates, our business and results of operations could be negatively affected.”
A significant portion of our business is concentrated in China, and the risks of such concentration are exacerbated by U.S./China trade and national security tensions.
We derive a significant portion of our revenues from Chinese OEMs, and from non-Chinese OEMs that utilize our products in devices they sell into China, which has the largest number of smartphone users in the world. We also source certain critical integrated circuit products from Chinese suppliers.
Due to various factors, including pressure, encouragement or incentives from, or policies of, the Chinese government (which has prioritized semiconductor self-sufficiency), concerns over losing access to our products as a result of actual, threatened or potential U.S. or Chinese government actions or policies, including trade protection or national security policies, or other reasons, some of our customers in China have developed, and others may in the future develop, their own integrated circuit products and use such integrated circuit products in their devices, or use our competitors’ integrated circuit products in their devices, rather than our products, which could materially harm our business, results of operations, cash flows and financial condition. See also the Risk Factor titled “Our business, particularly our semiconductor business, may suffer as a result of our customers vertically integrating (i.e., developing their own integrated circuit products).”
Political actions, including trade protection and national security policies of the U.S. and Chinese governments, such as tariffs, bans or placing companies on restricted entity lists, have in the past, currently are and could in the future limit or prevent us from transacting business with certain of our Chinese or Chinese-affiliated customers or suppliers, limit, prevent or discourage such customers or suppliers from transacting business with us, or make it more expensive to do so. Given our revenue concentration in China, if, due to actual, threatened or potential U.S. or Chinese government actions or policies: we were further limited in, or prohibited from, selling our integrated circuit products to Chinese or Chinese-affiliated customers; our non-Chinese OEM customers were limited in, or prohibited from, selling devices that incorporate our integrated circuit products into China; Chinese OEMs develop and use their own integrated circuit products or use our competitors’ integrated circuit products in some or all of their devices rather than our integrated circuit products; Chinese tariffs on our integrated circuit products or on devices which incorporate our integrated circuit products made purchasing such products or devices more expensive to our Chinese customers or Chinese consumers; or our Chinese licensees delay or cease making payments of royalties they owe us, our business, results of operations, cash flows and financial condition could be materially harmed.
For example, in May 2024, the U.S. Department of Commerce revoked the export license under which we previously sold 4G and certain other integrated circuit products to Huawei, which is one of the largest smartphone OEMs in China. Accordingly, we do not expect to receive any further product revenues from Huawei, and to the extent that Huawei’s devices take share from OEMs that utilize our products (in China or elsewhere), our results of operations and cash flows could be further impacted. See also the Risk Factors titled “We derive a significant portion of our revenues from a small number of customers and licensees, and particularly from their sale of premium-tier handset devices. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuates, our business and results of operations could be negatively affected” and “Our business, particularly our semiconductor business, may suffer as a result of our customers vertically integrating (i.e., developing their own integrated circuit products).”
Similarly, if, due to U.S. or Chinese government actions or policies, we were limited in or prohibited from obtaining critical integrated circuit products or manufacturing, assembly or test services from Chinese or Chinese-affiliated suppliers, or we or our customers were limited in or prohibited from selling in the United States products containing technologies with Chinese-origin content, our business, results of operations, cash flows and financial condition could be materially harmed.
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
While we continue to invest significant resources toward advancements of foundational technologies, including wireless connectivity, high-performance and low-power computing and on-device AI, we also invest in new and expanded product areas, and industries and applications beyond mobile handsets, by utilizing our existing technical and business expertise and through acquisitions or other strategic transactions.
In particular, our future growth depends in part on our ability to succeed in new and expanded product areas, and industries and applications beyond mobile handsets, including in automotive, IoT and data center; our ability to develop leading and cost-effective technologies and products for these new and expanded product areas, industries and applications; and third parties incorporating our technologies and products into devices used in these product areas, industries and applications. Accordingly, we intend to continue to make substantial investments in these new and expanded product areas, industries and applications, and in developing related products and technologies.
However, our research, development and other investments in these new and expanded product areas, industries and applications, and corresponding technologies and products, as well as in our existing technologies and products and new technologies in mobile handsets, may not succeed because, among other reasons: we may not be issued patents on the technologies we develop; the technologies we develop may not be incorporated into relevant standards; new and expanded product areas, industries and applications beyond mobile handsets, and consumer demand therein, may not develop or grow as anticipated; we may be unable to attract or retain employees with the necessary skills in such new and expanded product areas, industries and applications; our strategies or the strategies of our customers, licensees or partners may not be successful; alternate technologies or products may be better or may reduce the advantages we anticipate from our investments; competitors’ technologies or products may be more cost effective, have more capabilities or fewer limitations or be brought to market faster than our new technologies or products; we may not be able to develop, or our competitors may have more established and/or stronger customer, vendor, distributor or other channel relationships; and competitors may have longer operating histories in industries and applications that are new to us. We may also underestimate the costs of, or overestimate the future revenues or margins that could result from, these investments, and these investments may not, or may take many years to, generate material returns.
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
We engage in acquisitions and other strategic transactions that we believe are important to the future of our business. We routinely acquire businesses and other assets, including patents, technology and other intangible assets, enter into joint ventures or other strategic transactions, and purchase minority equity interests in or make loans to companies, including those that may be private and early-stage. Our strategic activities are generally focused on furthering our growth and diversification strategy in industries and applications beyond mobile handsets, opening or expanding opportunities for our products and technologies, and supporting the development and introduction of new products or services. Many of our strategic activities entail a high degree of risk and require the use of significant amounts of capital, and investments may not become liquid for several years after the date of the investment, if at all. Our strategic activities may not be successful, generate financial returns or result in increased adoption or continued use of our technologies or products. We may underestimate the costs or overestimate the benefits, including product, revenue, cost and other synergies and growth opportunities that we expect to realize, and we may not achieve those benefits. In some cases, we may be required to consolidate or record our share of the earnings or losses of companies in which we have acquired ownership or variable interests. In addition, we have in the past recorded, and may in the future record, impairment or other charges related to our strategic activities. Any losses or impairment charges that we incur related to strategic activities will have a negative impact on our results of operations and financial condition, and we may continue to incur new or additional losses related to strategic assets or investments that we have not fully impaired or exited.
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
Many of our acquisitions and other strategic investments require approval by the United States and/or foreign government agencies. Certain agencies in the past have, and may in the future, deny the transaction or fail to approve in a timely manner, resulting in us not realizing the anticipated benefits of the proposed transaction. Future acquisitions or other strategic investments may be more difficult, complex or expensive to the extent that our reputation for our ability to consummate acquisitions has been or is in the future harmed. Further, if U.S./China relations remain strained, our ability to consummate any transaction that would require approval from the relevant regulatory agency(ies) in China may be severely impacted. In addition, acquisitions that we have completed have been and may in the future be reviewed, investigated and/or challenged by government agencies following completion, which could result in fines, penalties or other liability, or requirements to divest all or a portion of an acquired business.
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
We primarily utilize a fabless production model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuit products are made. Other than the facilities we own that manufacture certain of our RFFE modules and RF (radio frequency) filter products, we rely on third-party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits. Our suppliers are also responsible for the procurement of most of the raw materials used in the production of our integrated circuits. There are a limited number of such third-party suppliers, and even fewer who are capable of manufacturing at the leading process technology nodes, or who are willing to operate at older process technology nodes necessary for certain of our products. The semiconductor manufacturing foundries that supply our products are primarily located in Asia, as are the primary warehouses where we store finished goods for fulfillment of customer orders.
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
•trade or national security protection policies, particularly U.S. or Chinese government policies, that limit or prevent us from transacting business with suppliers of critical integrated circuit products or manufacturing, assembly or test services, or that limit or prevent such suppliers from transacting business with us or from procuring materials, machinery or technology necessary to manufacture goods for us; and
•any other reduction, interruption, delay or limitation in our product supply sources.
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
We cannot guarantee that the actions of our suppliers will not cause disruptions in our operations that could harm our ability to meet our delivery obligations to our customers or increase our cost of sales. To the extent we are unable to obtain adequate supply to meet our delivery obligations, we may be obligated to make payments to our customers for such shortfalls. From time to time, the global semiconductor industry experiences demand for integrated circuits that exceeds the industry’s capacity to meet that demand, whether globally, at certain suppliers or on certain process technology nodes. Our ability to meet increased demand for our products has been in the past and may in the future be limited due to the inability to obtain the additional manufacturing, assembly and test capacity necessary to fully meet such demand. If we are unable to fully meet customer demand, this could result in lost sales opportunities, reduced revenue growth and harm to our customer relationships, and could further incentivize our customers to use our competitors’ integrated circuit products, or their own integrated circuit products, rather than our products. Our customers have from time to time overstated their expected demand requirements, possibly in order to procure additional supply, and may do so in the future. This exacerbates the foregoing issues and can negatively impact our ability to forecast and to allocate supply appropriately among our customers. The above issues may also be exacerbated with respect to our platform solutions, which already entail a great deal of complexity due to differing lead-times, technologies and suppliers for each integrated circuit product included in such solutions. Additionally, our suppliers have in the past and may in the future increase their prices during periods of capacity constraints, or for other reasons, thus increasing our costs. We expect leading process technology nodes to continue to drive product cost increases from certain of our key semiconductor wafer suppliers, which may negatively impact our margins.
We place orders with our suppliers using our and our customers’ forecasts of demand for our products, which are based on a number of assumptions and estimates. As we move to smaller geometry process technologies, the manufacturing lead-time increases. As a result, the orders we place with our suppliers are generally only partially covered by commitments from our customers. If we, or our customers, overestimate demand, or if demand is impacted by factors outside of our or our customers’ control, and such demand is not covered by a binding commitment from our customers, we may experience increased excess or obsolete inventory or reserve charges, which would negatively impact our results of operations. Further, to the extent our customers procure supply of our products beyond their current needs (i.e., build up inventory of our products), whether due to concerns over supply, overestimating demand and/or a decline in macroeconomic conditions, or otherwise, they may not purchase expected quantities of our products in subsequent quarters, which may negatively impact our results of operations and cash flows in such quarters.
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
Although we maintain a cybersecurity program to manage cybersecurity risks, as described in the “Cybersecurity” section of this Annual Report, we cannot anticipate, detect, repel or guarantee the effectiveness of our preventative measures against all cybersecurity threats, particularly because the techniques used are increasingly sophisticated and constantly evolving. For example, as AI continues to evolve, cyber-attackers could also use AI to develop malicious code and increasingly sophisticated phishing attempts. Like many companies, we have encountered, and may continue to encounter, intrusions and attempts to gain unauthorized access to our IT systems or other attacks and incidents, and we have had third-party service providers who have encountered intrusions and may continue to encounter intrusions. In some cases, we might be unaware of an incident or its magnitude and effects. As part of our cybersecurity program, we seek to identify and remediate vulnerabilities in our IT systems and software (including third party software used in our IT systems) that could be exploited by hackers or other malicious actors. However, we may not be aware of all such vulnerabilities, and we may fail to identify and/or remediate such vulnerabilities before they are exploited.
In addition, employees and former employees, in particular former employees who become employees of our competitors, customers, licensees or other third parties, including state actors, have in the past and may in the future misappropriate, wrongfully use, publish or provide to our competitors, customers, licensees or other third parties, including state actors, our technology, intellectual property or other proprietary or confidential information. This risk is exacerbated as competitors for talent, particularly engineering talent, increasingly attempt to hire our employees. See also the Risk Factor titled “We may not be able to attract or retain qualified employees.” Similarly, we provide access to certain of our technology, intellectual property and other proprietary or confidential information to our direct and indirect customers and licensees and certain of our consultants, who have in the past and may in the future wrongfully use such technology, intellectual property or information, or wrongfully disclose such technology, intellectual property or information to third parties, including our competitors or state actors. We have also provided and may continue to provide access to certain of our technology, intellectual property and other proprietary or confidential information to certain joint venture partners, including those affiliated with state actors in foreign jurisdictions. Such joint venture partners may wrongfully use such technology, intellectual property or information, or wrongfully disclose such technology, intellectual property or information to third parties, including our competitors or state actors. Our technology, intellectual property and other proprietary or confidential information that we have provided to customers, licensees or other business partners could also be wrongfully obtained by third parties through cyber-attacks on such customers’, licensees’ or other business partners’ IT systems. Additionally, increasing use of AI by our employees and in our internal systems may create new attack surfaces or methods for malicious actors, and may increase the risk of unintended or inadvertent transmission of our proprietary or confidential information.
The misappropriation, theft, misuse, disclosure, loss or destruction of the technology, intellectual property, or the proprietary, confidential or personal information, of us or our employees, customers, licensees, suppliers or other third parties, could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives, cause us to lose business, damage our reputation, subject us to legal or regulatory proceedings, cause us to incur other loss or liability and otherwise adversely affect our business. We expect to continue to devote resources to the security of our IT systems, and our technology, intellectual property and proprietary and confidential information.
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
Our future success depends upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to identify, attract, retain and motivate them. Implementing our business strategy requires specialized engineering and other talent, as our revenues are highly dependent on technological and product innovations. In addition, in order to extend our business into certain new and expanded product areas and industries and applications beyond mobile handsets, we need to attract, retain and motivate engineering and other technical personnel with specialized skills in these areas, and these skills are in high demand among our competitors. The market for employees in our industry is extremely competitive, and competitors for talent, particularly engineering talent, increasingly attempt to hire, and to varying degrees have been successful in hiring, our employees or employment candidates, including by establishing or expanding local offices near our headquarters in San Diego, California. Further, the increased availability of remote working arrangements has expanded the pool of companies that can compete for our employees and employment candidates. A number of such competitors for talent are significantly larger than us and/or offer compensation in excess of what we offer or other benefits that we do not offer, including remote work policies that may be perceived as more favorable than ours. Further, existing immigration laws make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the United States, making the pool of available talent even smaller. If we are unable to attract or retain qualified employees due to any of the factors described above or for other reasons, our business could be adversely impacted.
RISKS SPECIFIC TO OUR LICENSING BUSINESS
The continued and future success of our licensing programs requires us to continue to evolve our patent portfolio and to renew or renegotiate license agreements that are expiring.
We own a very strong portfolio of issued and pending patents related to cellular and other technologies. It is critical that we continue to evolve our patent portfolio, particularly in 5G and next-generation technologies. If we do not maintain a strong portfolio that is applicable to current and future standards, products and services, our future licensing revenues could be negatively impacted.
The patent license agreements that generate a significant portion of our licensing revenues are each effective for a specified term. To receive royalties after the expiration of the specified term, we will need to extend or modify the applicable license agreement or enter into a new license agreement with the applicable licensee. We might not be able to extend or modify such license agreements, or enter into new license agreements, without negatively affecting the material terms and conditions of our license agreements with such licensees, and such modifications or new agreements may negatively impact our revenues. In some circumstances, we may extend, modify or enter into new license agreements as a result of arbitration or litigation, and terms imposed by arbitrators or courts may be less favorable to us than existing terms and may impact the financial or other terms of license agreements not subject to the litigation or arbitration. If there is a delay in extending, modifying or entering into a new license agreement with a licensee, there would be a delay in our ability to recognize revenues related to that licensee’s product sales. Further, if we are unable to reach agreement on such modifications or new agreements, it could result in patent infringement and/or other litigation with such licensees. Finally, certain of our license agreements contain binding renewal provisions which provide that if the parties are unable to agree upon the terms and conditions of a new license agreement by a specified date, either party may initiate binding arbitration proceedings to establish such terms and conditions, which would become effective immediately after the expiration of the prior agreement. Nonetheless, in either event, we may not be able to recognize some or any revenues related to that licensee’s product sales until such new license agreement is finalized. See also the Risk Factor below titled “Efforts by some OEMs to avoid paying fair and reasonable royalties for the use of our intellectual property may require the investment of substantial management time and financial resources and may result in legal decisions or actions by governments, courts, regulators or agencies, Standards Development Organizations (SDOs) or other industry organizations that harm our business.”

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
In addition, certain licensees have disputed, underreported, underpaid, not reported or not paid royalties owed to us under their license agreements or reported to us in a manner that is not in compliance with their contractual obligations, and certain companies have yet to enter into or have delayed entering into or renewing license agreements with us for their use of our intellectual property, and they or others may engage in such behavior in the future. The fact that one or more licensees dispute, underreport, underpay, do not report or do not pay royalties owed to us may encourage other licensees to take similar actions or not renew their existing license agreements, and may encourage other licensees or unlicensed companies to delay entering into, or to not enter into, new license agreements. Further, to the extent such licensees and companies increase their device share, the negative impact of their underreporting, underpayment, non-payment or non-reporting on our business, results of operations, cash flows and financial condition will be exacerbated.
We have been in the past, currently are and may in the future be subject to various litigation and/or governmental investigations and proceedings, including certain governmental investigations and legal proceedings challenging our patent licensing practices. Additionally, certain of our direct and indirect customers and licensees have pursued, and others may in the future pursue, litigation or arbitration against us related to our business. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, results of operations, cash flows and financial condition. See also the Risk Factors below titled “Changes in our patent licensing practices, whether due to governmental investigations, legal challenges or otherwise, could adversely impact our business and results of operations” and “Our business may suffer as a result of adverse rulings in governmental investigations or proceedings or other legal proceedings.”
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
We expect that such proposals, interpretations and strategies will continue in the future, and if successful, our business model would be harmed, either by limiting or eliminating our ability to collect royalties (or by reducing the royalties we can collect) on all or a portion of our standard-essential patent portfolio, limiting our return on investment with respect to new technologies, limiting our ability to seek injunctions against infringers of our standard-essential patents, constraining our ability to make licensing commitments when submitting our technologies for inclusion in future standards (which could make our technologies less likely to be included in such standards) or forcing us to work outside of SDOs or other industry groups to promote our new technologies, and our business, results of operations, cash flows and financial condition could be negatively impacted. In addition, the legal and other costs associated with asserting or defending our positions have been and may in the future be significant. We expect that such challenges, regardless of their merits, will continue into the foreseeable future and will require the investment of substantial management time and financial resources.
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
To the extent that we were required to implement any of these licensing and/or business practices, including by modifying or renegotiating our existing license agreements or pursuing other commercial arrangements, we would incur additional transaction costs, which may be significant, we could incur delays in recognizing revenues until license negotiations were completed, and our business, results of operations, cash flows and financial condition could be harmed. The impact of any such changes to our licensing practices could vary widely and by jurisdiction, depending on the specific outcomes and the geographic scope of such outcomes. In addition, if we were required to make modifications to our licensing practices in one jurisdiction, licensees or governmental agencies in other jurisdictions may attempt to obtain similar outcomes for themselves or for such other jurisdictions, as applicable, which could result in increased legal costs and further harm to our business, results of operations, cash flows and financial condition.
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

Unfavorable resolutions of such matters have had and could in the future have a material adverse effect on our business, results of operations, cash flows and financial condition. Depending on the matter, various remedies that could result from an unfavorable resolution include, among others: the loss of our ability to enforce one or more of our patents; injunctions; monetary damages, fines or other orders to pay money; the issuance of orders to cease certain conduct or modify our business practices, such as requiring us to reduce our royalty rates, reduce the base on which our royalties are calculated, grant patent licenses to chipset manufacturers or other component suppliers, sell chipsets to unlicensed OEMs or modify or renegotiate some or all of our existing license agreements; and determinations that some or all of our license agreements are invalid or unenforceable. In addition, a governmental body in a particular country or region may successfully assert and impose remedies with effects that extend beyond the borders of that country or region. If some or all of our license agreements are declared invalid or unenforceable and/or we are required to renegotiate these license agreements, we may not receive, or may not be able to recognize, some or any licensing or royalty revenues under the impacted license agreements unless and until we enter into new license agreements; and even licensees whose license agreements are not impacted may demand to renegotiate their agreements or invoke the dispute resolution provision in their agreements, and we may not be able to recognize some or any revenues under such agreements. The renegotiation of license agreements could result in terms that are less favorable to us than existing terms, or lead to arbitration or litigation to resolve the licensing terms, which could also be less favorable to us than existing terms, and each of which could take months or years. Licensees may underreport, underpay, not report or not pay royalties owed to us pending the conclusion of such negotiations, arbitration or litigation. In addition, we may be sued for alleged overpayments of past royalties paid to us, including private antitrust actions seeking treble damages under U.S. antitrust laws. The occurrence of any of the above could have a material adverse effect on our business, results of operations, cash flows and financial condition, and our stock price could decline, possibly significantly, in which case we may have to significantly cut costs and other uses of cash, including in research and development, significantly impairing our ability to maintain product and technology leadership and invest in next generation technologies. Further, depending on the breadth and severity of the circumstances above, we may have to reduce, suspend or eliminate our capital return programs, and our ability to timely pay our indebtedness may be impacted.
These challenges have required, and may in the future require, the investment of significant management time and attention and have resulted, and may in the future result, in significant legal costs.
RISKS RELATED TO INDUSTRY DYNAMICS AND COMPETITION
Our revenues depend on our customers’ and licensees’ sales of products and services based on cellular and other communications technologies, including 5G, and customer demand for our products based on these technologies.
We develop, patent and commercialize technology and products based on cellular and other communications technologies, which are primarily wireless. We depend on our customers and licensees to develop devices and services based on these technologies to drive consumer demand for such devices, and to establish the selling prices for such devices (which impact the amount of royalties we receive for certain devices). Further, the timing of our shipments of our products is dependent on the timing of our customers’ and licensees’ deployments of new devices and services based on these technologies. Increasingly, we also depend on operators of wireless networks, our customers and licensees and other third parties to incorporate these technologies into new device types and into industries and applications beyond mobile handsets, such as automotive and IoT, among others. Our growth also depends significantly on our ability to develop and patent 5G and next-generation wireless technologies, and to develop and commercialize products using these technologies.
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
Our products and technologies face significant competition. We expect this competition to intensify as our current competitors expand their product offerings, improve their products or reduce the prices of their products as part of a strategy to maintain existing business and customers or attract new business and customers, as new opportunities develop, and as new competitors enter the industry. Competition in the semiconductor industry is affected by various factors that include, among others: OEM concentrations; vertical integration; competition in certain geographic regions; government intervention or support of national industries or competitors; geopolitical tensions, which may drive customer preference toward local suppliers; the ability to maintain product differentiation in light of evolving industry standards and speed of technological change (including the transition to smaller geometry process technologies, the demand for always on, always connected capabilities, the increasing use of AI and machine learning technologies and the need to run complex AI-based applications on devices); access to capacity in the supply chain; and value-added features that drive selling prices and consumer demand for new devices.
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
We expect that our future success will depend on, among other factors, our ability to:
•differentiate our products with innovative technologies across multiple products and features (e.g., modem, on-device AI, graphics and other processors, camera and connectivity) and with smaller geometry process technologies that drive both performance and lower power consumption;
•develop and offer products at competitive cost and price points and to effectively cover all geographic regions and all device tiers;
•continue to be a leader in mobile, and drive the adoption of our technologies and products into the most popular device models and across a broad spectrum of devices in mobile, such as smartphones, tablets, PCs and other mobile computing devices;
•increase or accelerate adoption of our technologies and products in industries and applications outside of mobile handsets, including automotive and IoT;
•maintain or accelerate demand for our products at the premium device tier, while also driving the adoption of our products into high, mid- and low-tier devices across all regions;
•remain a leader in 5G and next-generation technology development, standardization, intellectual property creation and licensing, and develop, commercialize and remain a leading supplier of integrated circuit products based on such technologies, including RFFE products;
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
•provide leading products and technologies to OEMs, high level operating systems providers, operators, cloud providers and other industry participants as competitors, new industry entrants and other factors continue to affect the industry landscape;
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
We compete with many different semiconductor companies, ranging from multinational companies with integrated research and development, manufacturing, sales and marketing organizations across a broad spectrum of product lines, to companies that are focused on a single application, industry or standard product, including those that produce products for mobile handsets, automotive or IoT, among others. Most of these competitors compete with us with respect to some, but not all, of our businesses or product lines. Companies that provide on-device AI, high-performance and low-power computing and wireless connectivity-based integrated circuit products and/or software are generally competitors or potential competitors. Examples (some of which are strategic partners of ours in other areas) include Broadcom, HiSilicon, MediaTek, Mobileye, Nvidia, NXP Semiconductors, Qorvo, Samsung, Skyworks, Texas Instruments and UNISOC. Some of these current and potential competitors may have advantages over us that include, among others: motivation by our customers in certain circumstances to use our competitors’ integrated circuit products, to utilize their own internally-developed integrated circuit products and/or sell such products to others, or to utilize alternative technologies; lower cost structures or a willingness and ability to accept lower prices or lower margins for their products, particularly in China; foreign government support of other technologies, competitors or OEMs that sell devices that do not contain our products; better known brand names; ownership and control of manufacturing facilities and greater expertise in manufacturing processes; the development and sale of infrastructure equipment for wireless networks, which may enable such competitors to better optimize their integrated circuit products for performance on those networks; more extensive relationships with local distribution companies and OEMs in certain geographic regions (such as China); longer operating histories in industries and applications beyond mobile handsets (such as automotive, IoT and data center), including more established and/or stronger customer, vendor, distributor or other channel relationships in such industries; and a more established presence in certain regions.
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
Competition in any or all product areas or device tiers may result in the loss of business or customers, which would negatively impact our business, results of operations, cash flows and financial condition. Such competition may also reduce average selling prices for our chipset products or the products of our customers and licensees. Certain of these dynamics are particularly pronounced in emerging regions and China where competitors may have lower cost structures or may have a willingness and ability to accept lower prices or lower margins on their products. Reductions in the average selling prices of our chipset products, without a corresponding increase in volumes, would negatively impact our revenues, and without corresponding decreases in average unit costs, would negatively impact our margins. In addition, reductions in the average selling prices of our licensees’ products, unless offset by an increase in volumes, would generally decrease total royalties payable to us, negatively impacting our licensing revenues.
RISKS RELATED TO PRODUCT DEFECTS OR SECURITY VULNERABILITIES
Failures in our products, or in the products of our customers or licensees, including those resulting from security vulnerabilities, defects or errors, could harm our business.
Our products are complex and may contain defects, errors or security vulnerabilities, or experience failures or unsatisfactory performance, due to any number of issues, including issues in materials, design, fabrication, packaging and/or use within a system. Development of products in new domains of technology, and the transition to smaller geometry process technologies, increases complexity and adds risk to manufacturing yields and reliability, and increases the likelihood of product defects, errors or security vulnerabilities. Defects, errors, security vulnerabilities or other unintended functionality could also be introduced into our products by cyber-attacks or other actions by malicious actors, either directly or through third-party products or software used in our products or IT infrastructure. Further, because of the complexity of our products, defects, errors or security vulnerabilities might only be detected when the products are in use. Risks associated with product or technology defects, errors or security vulnerabilities are exacerbated by the fact that our customers typically integrate our products into consumer and other devices, including motor vehicles or motor vehicle systems. We routinely monitor for and assess security vulnerabilities in our products and offer remediation measures if appropriate. However, we may not be aware of all such vulnerabilities, and we may fail to identify and/or provide remediation measures for vulnerabilities (or our customers may fail to implement remediation measures) before they are exploited.
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
The occurrence of defects, errors or security vulnerabilities may also give rise to product liability or other commercial claims, particularly if such defects, errors or security vulnerabilities in our products or the technology we use, or the products into which they are integrated, result in personal injury or death, or customer field actions (for example, in the automotive industry, where such term means automotive product-related service actions or repairs for defects, whether safety-related or not). If a product liability or other commercial claim is brought against us, the cost of defending the claim could be significant, and could divert the attention of our technical and management personnel and harm our business, even if we are successful. We may be named in product liability claims even if there is no evidence that our products caused the damage in question, and even though we may have indemnity from our customers, and such claims could result in significant costs and expenses. We may also be required to indemnify and/or defend our customers from product liability claims relating to our products. Further, our business liability insurance may be inadequate or may not cover the claims, and future coverage may be unavailable on acceptable terms, which could adversely impact our financial results. The above is exacerbated by the fact that our products may be used, and perform critical functions, in various high-risk applications, including but not limited to: automobiles, including ADAS/AD functions; cameras and artificial intelligence, including home and enterprise security; home automation, including smoke and noxious gas detectors; medical condition monitoring; location and asset tracking and management, including wearables for child safety and elderly health; robotics, including public safety drones and autonomous municipality vehicles; and XR for treatment of phobias or PTSD, early detection of disorders or special needs, among others.
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
Some industry participants who have a vested interest in devaluing patents in general, or standard-essential patents in particular, have mounted attacks on certain patent systems, increasing the likelihood of changes to established patent laws. In the United States, Europe (including the United Kingdom), India, China and elsewhere, there is continued discussion regarding potential patent law changes, and there is current and potential future litigation regarding patents, the outcomes of which could be detrimental to our licensing business. Some proposed changes would apply to only standard-essential patents, and such changes may substantially alter the incentives to participate in standardization or develop standards-compliant products. We cannot be certain that the laws and policies of any country or the practices of any standards body, foreign or domestic, with respect to intellectual property enforcement or licensing or the adoption of standards, will not be changed in the future in ways that are detrimental to our licensing programs or to the sale or use of our products or technologies.
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
Finally, the intellectual property ownership and license rights, including copyrights and patents, surrounding AI technologies, which we are increasingly building into our product offerings, have not been fully addressed by U.S. or foreign courts, laws or regulations, and the use of AI in the development of our products and services could result in our loss of, or failure to obtain, intellectual property rights, as well as subject us to risks related to intellectual property infringement or misappropriation.
See also the Risk Factors titled “Our business and operations could suffer in the event of security breaches of our IT systems, or other misappropriation of our technology, intellectual property or other proprietary or confidential information,” “Efforts by some OEMs to avoid paying fair and reasonable royalties for the use of our intellectual property may require the investment of substantial management time and financial resources and may result in legal decisions or actions by governments, courts, regulators or agencies, Standards Development Organizations (SDOs) or other industry organizations that harm our business,” and “Our business may suffer as a result of adverse rulings in governmental investigations or proceedings or other legal proceedings.”
Claims by third parties that we infringe their intellectual property could adversely affect our business.
From time to time, third parties have asserted, and may again assert, patent, copyright, trademark or other intellectual property claims against us relating to our technologies or products, including those we have acquired from other companies. These claims have resulted and may again result in our involvement in litigation, and we are currently involved in such litigation, including certain matters described in this Annual Report in “Notes to Consolidated Financial Statements, Note 7. Commitments and Contingencies.” We may not prevail in such litigation given, among other factors, the complex technical issues and inherent uncertainties in intellectual property litigation. Additionally, our increasing use of AI technologies for productivity and in our products and services may expose us to copyright infringement or other intellectual property misappropriation claims. If any of our products were found to infringe another party’s intellectual property, we could be subject to an injunction or be required to redesign our products, or to license such intellectual property or pay damages or other compensation to such other party (any of which could be costly). If we are unable to redesign our products, license such intellectual property used in our products or otherwise distribute our products (e.g., through a licensed supplier), we could be prohibited from making and selling our products. Similarly, our suppliers could be found to infringe another party’s intellectual property, and such suppliers could then be enjoined from providing products or services to us.
In any potential dispute involving us and another party’s patents, copyrights, trademarks or other intellectual property, our chipset foundries, semiconductor assembly and test providers and customers could also become the targets of litigation. We are contingently liable under certain product sales, services, license and other agreements to indemnify certain customers, chipset foundries and semiconductor assembly and test service providers against certain types of liability and damages arising from qualifying claims of patent infringement by products sold by us, or by intellectual property provided by us to our chipset foundries and semiconductor assembly and test service providers. Reimbursements under indemnification arrangements could have an adverse effect on our results of operations and cash flows. Furthermore, litigation could severely disrupt the supply of our products and the businesses of our chipset customers and their customers, which in turn could harm our relationships with them and could result in a decline in our chipset sales or a reduction in our licensees’ sales, causing a corresponding decline in our chipset or licensing revenues. Any claims, regardless of their merit, could be time consuming to address, result in costly litigation, divert the efforts of our technical and management personnel, cause product release or shipment delays and/or cause damage to our customer relationships, any of which could have an adverse effect on our results of operations and cash flows.
We have been and may continue to be involved in litigation and/or be required to appear in front of administrative bodies (such as the United States International Trade Commission) to defend against patent assertions against our products by third parties, including companies attempting to gain competitive advantage or leverage in licensing negotiations. We may not be successful in such proceedings, and if we are not, the range of possible outcomes is very broad and may include, for example, monetary damages or fines or other orders to pay money, royalty payments, injunctions on the sale of certain of our products (or on the sale of our customers’ devices using such products) or the issuance of orders to cease certain conduct or modify our business practices. Further, a governmental body in a particular country or region may assert, and may be successful in imposing, remedies with effects that extend beyond the borders of that country or region. In addition, a negative outcome in any such proceeding could severely disrupt the business of our customers, which in turn could harm our relationships with them and could result in a decline in our chipset sales or a reduction in our licensees’ sales, causing corresponding declines in our chipset or licensing revenues.
Our use of open source software may harm our business.
Certain of our software and our suppliers’ software may contain or may be derived from “open source” software, and we have seen, and believe that we will continue to see, customers request that we develop products, including software associated with our integrated circuit products, that use open source software elements and operate in an open source environment, which, under certain open source licenses, may offer accessibility to a portion of our products’ source code and may expose our related intellectual property to adverse licensing conditions. Licensing of such open source software may impose certain obligations on us if we were to distribute derivative works of that software. For example, these obligations may require us to make source code for the derivative works available to our customers in a manner that allows them to make such source code available to their customers, or to license such derivative works under a particular type of license that is different than what we customarily use to license our software. Furthermore, in the course of product development, we may make contributions to third-party open source projects that could subject our intellectual property to adverse licensing conditions. For example, to encourage the growth of a software ecosystem that is interoperable with our products, we may need to contribute certain implementations under the open source licensing terms that govern such projects, which may adversely impact our associated intellectual property. Developing open source products, while adequately protecting the intellectual property upon which our licensing programs depend, may prove burdensome and time-consuming under certain circumstances, thereby placing us at a competitive disadvantage, and we may not adequately protect our intellectual property.
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
A decline in global, regional or local economic conditions, or a slow-down in economic growth, particularly in geographic regions with high concentrations of wireless device users or high concentrations of our customers or licensees, could also have adverse, wide-ranging effects on our business and financial results, including: a decrease in demand for our products and technologies; a decrease in demand for the products and services of our customers or licensees; the inability of our suppliers to deliver on their supply commitments to us, our inability to supply our products to our customers and/or the inability of our customers or licensees to supply their products to end users; the insolvency of key suppliers, customers or licensees; delays in reporting or payments from our customers or licensees; failures by counterparties; and/or negative effects on wireless device inventories. In addition, our customers’ and licensees’ ability to purchase or pay for our products and intellectual property and network operators’ ability to upgrade their wireless networks could be adversely affected, potentially leading to a reduction, cancellation or delay of orders for our products. Further, inflationary pressure may increase our costs, including employee compensation costs, reduce demand for our products or those of our customers or licensees due to increased prices of those products, or result in employee attrition to the extent our compensation does not keep up with inflation, particularly if our competitors’ compensation does.
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
We have operations and facilities in the United States and many other countries throughout the world. We derive a significant portion of our revenues from Chinese OEMs and from non-Chinese OEMs that utilize our products in devices they sell into China (which has the largest number of smartphone users in the world); our key suppliers and their manufacturing foundries and assembly, test and other facilities are primarily located in Taiwan and Korea; our manufacturing facilities for RFFE and RF products are located in China, Germany and Singapore; the primary warehouses where we store finished goods for fulfillment of customer orders are located in Singapore; and a significant portion of our workforce (including engineering and other technical personnel) is based in India. Acts of war, terrorism, geopolitical conflicts, political instability or tensions (such as the current geopolitical tensions involving China and Taiwan), natural disasters, the effects of climate change, pandemics or other health crises affecting any of the regions in which we operate, and particularly those in which our customers, suppliers, manufacturing facilities and/or significant portions of our workforce are concentrated, could significantly disrupt our business by, among others: reducing demand for our products and services or end-user devices incorporating our products or intellectual property; impairing our customers’ or licensees’ ability to purchase or pay for our products, services or intellectual property; delaying or preventing our suppliers from providing us with critical components or raw materials; delaying or preventing our foundry or semiconductor assembly and test providers from manufacturing, assembling or testing our products; preventing us from manufacturing products or shipping finished products; damaging or destroying inventory; delaying or preventing network operators from upgrading their wireless networks to meet new technology standards; or preventing a significant number of our employees, or employees who perform critical functions, from performing their duties for us. For example, our business depends on our ability to receive consistent and reliable chipset supply from our foundry partners, particularly in Taiwan. Consequently, a significant or prolonged military or other geopolitical conflict involving China and Taiwan could severely limit or prevent us from receiving chipset supply from Taiwan, which would have a material adverse impact on our business (and likely on the semiconductor industry as a whole). In addition, acts of war, terrorism, geopolitical conflicts, political instability or tensions, natural disasters, the effects of climate change, pandemics or other health crises impacting any of these regions could also result in a decline in global, regional or local economic conditions generally, or increased volatility in financial markets, which could have adverse effects on our business and financial results. See also the Risk Factor titled “We operate in the highly cyclical semiconductor industry, which is subject to significant downturns. We are also susceptible to declines in global, regional and local economic conditions generally. Our stock price and financial results are subject to substantial quarterly and annual fluctuations due to these dynamics, among others.” Any such events may also have the effect of exacerbating the other risks discussed in this “Risk Factors” section.
Our business may suffer due to the impact of, or our failure to comply with, the various existing, new or amended laws, regulations, policies or standards to which we are subject.
Our business and products, and those of our customers and licensees, are subject to various laws, rules and regulations globally, as well as government policies and the specifications of international, national and regional communications standards bodies (collectively, Regulations). These include, among others, Regulations related to: patent licensing practices; antitrust, competition and competitive business practices; protection of intellectual property; cybersecurity; privacy and data protection; AI technologies; imports and exports, such as the U.S. Export Administration Regulations administered by the U.S. Department of Commerce; trade and trade protection including tariffs; foreign policy and national security; the flow of funds out of certain countries (e.g., China); automotive industry safety, security and quality standards; environmental protection (including climate change), health and safety; supply chain, responsible sourcing (including the use of conflict minerals) and human rights; spectrum availability and license issuance; adoption of standards; taxation; labor, employment and human capital; corporate governance; public disclosure and reporting (including reporting of sustainability-related data); and business conduct. Compliance with, or changes in the interpretation of, existing Regulations, the adoption of new Regulations, changes in the oversight of our activities by governments or standards bodies, or rulings in court, regulatory, administrative or other proceedings relating to such Regulations, among others, could have an adverse effect on our business and results of operations. See also the Risk Factors titled “Our business may suffer as a result of adverse rulings in governmental investigations or proceedings or other legal proceedings,” “Changes in our patent licensing practices, whether due to governmental investigations, legal challenges or otherwise, could adversely impact our business and results of operations,” “A significant portion of our business is concentrated in China, and the risks of such concentration are exacerbated by U.S./China trade and national security tensions,” “There are numerous risks associated with the operation and control of our manufacturing facilities, including a higher portion of fixed costs relative to a fabless model; environmental compliance and liability; impacts related to climate change; exposure to natural disasters, health crises, geopolitical conflicts and cyber-attacks; timely supply of equipment and materials; and various manufacturing issues,” and “Tax liabilities could adversely affect our results of operations.”
Regulations are complex and changing (which may create uncertainty regarding compliance), are subject to varying interpretations, and their application in practice may evolve over time. In addition, and especially in developing regulatory areas (for example, AI, privacy and data protection, and sustainability-related reporting), Regulations may differ by country or by state within the United States and may be conflicting in certain cases. As a result, our efforts to comply with Regulations may fail, particularly if there is ambiguity as to how they should be applied in practice. Failure to comply with any Regulation may adversely affect our business, results of operations and cash flows. New Regulations, or evolving interpretations thereof, may cause us to incur higher costs as we revise current practices, policies or procedures; may divert management time and attention to compliance activities; and may negatively impact our ability to conduct business in certain jurisdictions.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
To identify, assess and manage cybersecurity risks, we maintain an IT security/cybersecurity program (Cybersecurity Program), which includes policies, procedures, processes and administrative, physical and technical controls designed to protect, defend and mitigate effects to us from cybersecurity threats and incidents. For example, we provide recurring employee cybersecurity training to help our employees better understand cybersecurity threats, our policies, actions and approach to managing this type of risk and how they can help increase our security posture.
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
Notwithstanding our Cybersecurity Program as described above, we cannot anticipate, detect, repel or guarantee the effectiveness of our preventative measures against all cybersecurity threats, particularly because the techniques used are increasingly sophisticated and constantly evolving. Like many companies, we have encountered intrusions and attempts to gain unauthorized access to our IT systems or other attacks and incidents, and we have had third-party service providers who have encountered intrusions. However, during fiscal 2025, we did not identify any risks from cybersecurity threats that materially affected or are reasonably anticipated to materially affect our business strategy, results of operations or financial condition. For additional information about the cybersecurity risks we face, including how such risks could affect us in the future, see “Part I, Item 1A. Risk Factors” in this Annual Report, including the Risk Factors titled “Our business and operations could suffer in the event of security breaches of our IT systems, or other misappropriation of our technology, intellectual property or other proprietary or confidential information” and “Failures in our products, or in the products of our customers or licensees, including those resulting from security vulnerabilities, defects or errors, could harm our business.”
Governance
Our Board of Directors has primary responsibility for oversight of our risk management efforts, with support from its standing committees. In particular, the Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities with respect to our Cybersecurity Program. As part of its oversight of IT security/cybersecurity matters, the Audit Committee receives cybersecurity updates on a quarterly basis and an IT security/cybersecurity briefing from management, typically including our Chief Information Officer (CIO) and Vice President of Cybersecurity, on at least a semi-annual basis. In addition to this regular reporting, significant cybersecurity threats or incidents may also be escalated on an as-needed basis through our organizational structure in accordance with our incident response process.
Key elements of our Cybersecurity Program, including defending against key cybersecurity threats and risks, are overseen by our CIO, Vice President of Cybersecurity, the Information Security and Risk Management (ISRM) organization and certain legal functions under the office of the General Counsel, which include subject matter experts focused on identifying and managing cybersecurity threats and consequences where technically feasible and commensurate with risk. Our CIO has over 30 years of experience in IT and telecommunications and previously held CIO or other IT leadership roles at DISH Network (now EchoStar), CenturyLink, Level 3 Communications and TW Telecom prior to joining Qualcomm. Our Vice President of Cybersecurity has over 20 years of experience in cybersecurity gained across numerous leadership roles in Qualcomm’s IT and Cybersecurity organization, including security architecture, risk and compliance, incident response, security operations and identity management. This experience is supplemented by the collective experience and expertise across the ISRM organization, which includes the Cyber Security Operations Center, Cyber Defense Engineering Services, Cyber Identity and Architecture, Cyber Governance Risk and Compliance, and Threat Intelligence teams, among others. The Cybersecurity Program is also supported by additional members of senior management, including our Chief Financial Officer and Chief Operating Officer, Chief Technology Officer, Chief Human Resources Officer and General Counsel, through regular reporting and review.

Item 2. Properties
At September 28, 2025, we occupied the following facilities (square footage in millions):

	United States	Other Countries	Total
Owned facilities	4.5	1.4	5.9
Leased facilities	0.7	8.1	8.8
Total	5.2	9.5	14.7
Our headquarters and certain of our research and development operations are located in San Diego, California. We own and lease properties around the world for use as sales and administrative offices and research and development centers, primarily in the United States, India and China, and we also operate owned and leased manufacturing facilities in Singapore, Germany and China. We do not identify or allocate facilities by operating segment. We believe our existing facilities, including both leased and owned, are suitable and adequate for the conduct of our business.
Additional information on operating leases is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 7. Commitments and Contingencies.” Additional information on net property, plant and equipment by geography is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 8. Segment Information.”
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
Our common stock is traded on the NASDAQ Global Select Market (NASDAQ) under the symbol “QCOM.” At November 3, 2025, there were 5,564 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
Our purchases of our common stock in the fourth quarter of fiscal 2025 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
June 30, 2025 to July 27, 2025	5,357	$157.75	5,357	$8,838
July 28, 2025 to August 24, 2025	5,966	153.36	5,966	7,923
August 25, 2025 to September 28, 2025	4,297	158.93	4,297	7,240
Total	15,620		15,620
(1) Average Price Paid Per Share excludes cash paid for commissions and excise taxes.
(2) On November 6, 2024, we announced a $15.0 billion stock repurchase program, which has no expiration date. Shares withheld to satisfy statutory tax withholding requirements related to the vesting of share-based awards are not issued or considered stock repurchases under our stock repurchase program and, therefore, are excluded from the table above.
Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock, the Standard & Poor’s 500 Stock Index (S&P 500) and the NASDAQ-100 Index (NASDAQ-100) for the five years ended September 28, 2025. The S&P 500 tracks the aggregate price performance of the equity securities of 500 United States companies selected by Standard & Poor’s Index Committee to include companies in leading industries and to reflect the United States stock market. The NASDAQ-100 tracks the aggregate price performance of the 100 largest domestic and international non-financial securities listed on the NASDAQ Stock Market based on market capitalization. Our common stock is a component of each of the S&P 500 and the NASDAQ-100.
The total return for our stock and for each index assumes that $100 was invested at the market close on the last trading day for our fiscal year ended September 27, 2020 and that all dividends were reinvested. All returns are reported as of our fiscal year end, which is the last Sunday in September. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among QUALCOMM Incorporated, the S&P 500 Index and the NASDAQ-100 Index
$250
$200
$150
$100
$50
09/27/20
09/26/21
09/25/22
09/24/23
09/29/24
09/28/25
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
The following section generally discusses fiscal 2025 and 2024 items and year-to-year comparisons between fiscal 2025 and 2024. Discussions of fiscal 2023 items and year-to-year comparisons between fiscal 2024 and 2023 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 29, 2024.
Our Business and Operating Segments
We develop and commercialize foundational technologies and products used across industries and applications from mobile devices to other areas including automotive and the internet of things (IoT). We derive revenues principally from sales of integrated circuit products and licensing our intellectual property, including patents and other rights.
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

Fiscal 2025 Overview
Revenues were $44.3 billion, an increase of 14% compared to revenues of $39.0 billion in fiscal 2024, with net income of $5.5 billion, a decrease of 45% compared to net income of $10.1 billion in fiscal 2024. Key items from fiscal 2025 included:
•QCT revenues increased by 16% in fiscal 2025 compared to the prior year, primarily due to higher handsets, IoT and automotive revenues.
•QTL revenues remained approximately flat in fiscal 2025 compared to the prior year.
•We recorded a charge of $5.7 billion to income tax expense to establish a valuation allowance in the fourth quarter of fiscal 2025 as we no longer expect to realize substantially all of our existing federal deferred tax assets as a result of the tax reform legislation included in the One Big Beautiful Bill Act (OBBB) enacted on July 4, 2025.
Results of Operations

Revenues (in millions)
	2025	2024	Change
Equipment and services	$37,869	$32,791	$5,078
Licensing	6,415	6,171	244
	$44,284	$38,962	$5,322
2025 vs. 2024
The increase in revenues in fiscal 2025 was primarily due to:
+    $5.1 billion in higher equipment and services revenue from our QCT segment
+    $143 million in licensing revenues resulting from a settlement of a licensing dispute in the second quarter of fiscal 2025, which was not allocated to our segment results

Costs and Expenses (in millions, except percentages)
	2025	2024	Change
Cost of revenues	$19,738	$17,060	$2,678
Gross margin	55%	56%
2025 vs. 2024
Gross margin percentage decreased in fiscal 2025 primarily due to a decrease in the proportion of total revenues related to QTL licensing revenues (which have a higher margin percentage contribution).

	2025	2024	Change
Research and development	$9,042	$8,893	$149
% of revenues	20%	23%
2025 vs. 2024
The increase in research and development expenses in fiscal 2025 was primarily due to a $118 million increase in share-based compensation expense. Our costs related to the development of wireless and integrated circuit technologies (including investments in key growth and diversification initiatives) remained approximately flat, primarily driven by $314 million in higher non-recurring engineering cost reimbursements for product-related development work, partially offset by an increase in employee-related costs.

	2025	2024	Change
Selling, general and administrative	$3,110	$2,759	$351
% of revenues	7%	7%
2025 vs. 2024
The increase in selling, general and administrative expenses in fiscal 2025 was primarily due to:
+    $231 million increase in sales and marketing expenses (including investments in key growth and diversification initiatives)
+    $70 million increase in employee-related expenses

	2025	2024	Change
Other expenses	$39	$179	$(140)
2025 vs. 2024
Other expenses in fiscal 2025 consisted of restructuring and restructuring-related charges.
Other expenses in fiscal 2024 primarily consisted of $107 million in restructuring and restructuring-related charges (substantially all of which related to severance costs) and a $75 million charge related to the settlement of a securities class action lawsuit.

Interest Expense and Investment and Other Income, Net (in millions)
	2025	2024	Change
Interest expense	$664	$697	$(33)

Investment and other income, net
Interest and dividend income	$639	$675	$(36)
Net gains on marketable securities	254	14	240
Net gains on other investments	44	175	(131)
Net gains on deferred compensation plan assets	127	198	(71)
Impairment losses on other investments	(113)	(79)	(34)
Other	21	(21)	42
	$972	$962	$10
2025 vs. 2024
Net gains on marketable securities in fiscal 2025 was primarily driven by the initial public offerings of certain QSI equity investments.
Net gains on other investments in fiscal 2024 was primarily driven by observable price changes on certain of our QSI non-marketable equity investments.

Income Tax Expense (in millions, except percentages)
The following table summarizes the primary factors that caused our annual tax provision from continuing operations to differ from the expected income tax provision at the U.S. federal statutory rate. Substantially all of our income is taxed in the U.S., of which a significant portion qualifies for preferential treatment as foreign-derived intangible income (FDII) at a 13% effective tax rate for the periods presented. Additional information regarding our annual effective tax rate (including discussion related to the impact of the requirement to capitalize research and development expenditures for federal income tax purposes, and the benefit related to the transfer of intellectual property between foreign subsidiaries in fiscal 2024) is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 3. Income Taxes.”

	2025	2024
Expected income tax provision at federal statutory tax rate	$2,659	$2,171
Valuation allowance on federal deferred tax assets resulting from OBBB	5,724	—
Benefit from FDII deduction, excluding the impact of capitalizing research and development expenditures	(735)	(596)
Benefit from FDII deduction related to capitalizing research and development expenditures	(492)	(585)
Benefit related to the research and development tax credit	(237)	(259)
Excess tax benefit associated with share-based awards	(120)	(176)
Foreign currency losses (gains) related to foreign withholding tax receivable	98	(21)
Benefit related to the transfer of intellectual property between foreign subsidiaries	(8)	(317)
Other	233	9
Income tax expense	$7,122	$226
Effective tax rate	56%	2%
On July 4, 2025, tax reform legislation included in the OBBB was enacted in the United States. The OBBB includes significant corporate tax reforms, including the permanent reinstatement of deducting domestic research and development expenditures as incurred beginning in fiscal 2026 (under prior law such expenditures were capitalized and amortized over five years). The legislation also modifies international tax provisions, including changes to the FDII regime. Specifically, it renames FDII as Foreign-Derived Deduction Eligible Income (FDDEI), maintains the current FDDEI effective tax rate of 13% through fiscal 2026 and adjusts the FDDEI effective tax rate to a permanent 14% rate in fiscal 2027 (compared to 16% under prior law). As a result of these changes, we expect to be subject to the corporate alternative minimum tax (CAMT) beginning in fiscal 2026. CAMT imposes a 15% federal minimum tax on adjusted financial statement income, reduced by general business credits, including research and development credits. As we expect to perpetually be subject to CAMT, we no longer expect to realize substantially all of our existing federal deferred tax assets and recognized a charge of $5.7 billion to income tax expense to establish a valuation allowance in the fourth quarter of fiscal 2025.
Beginning in fiscal 2023 and through fiscal 2025, for federal income tax purposes, we were required to capitalize and amortize domestic research and development expenditures over five years (such expenditures were previously deducted as incurred). Our cash flows from operations were adversely affected due to significantly higher cash tax payments. However, since the resulting deferred tax asset was established at the statutory rate of 21% (rather than the current effective tax rate of 13% after considering the FDII deduction), capitalization favorably affected our total provision for income taxes and results of operations. With the enactment of OBBB, such impacts on our cash flows and tax provision are not expected to continue beginning in fiscal 2026. Changes in future taxable income (including less of our income qualifying for preferential treatment as FDDEI), tax laws (including changes to the CAMT rules) and other factors may change our determination regarding whether we will be able to realize our deferred tax assets.

Segment Results
The following should be read in conjunction with the fiscal 2025 and 2024 results of operations for each reportable segment included in this Annual Report in “Notes to Consolidated Financial Statements, Note 8. Segment Information.”
QCT Segment (in millions, except percentages)

	2025	2024	Change
Revenues
Handsets	$27,793	$24,863	$2,930
Automotive	3,957	2,910	1,047
IoT (internet of things)	6,617	5,423	1,194
Total revenues (1)	$38,367	$33,196	$5,171
EBT (2)	$11,670	$9,527	$2,143
EBT as a % of revenues	30%	29%	1 point
(1) Descriptions of our three QCT revenue streams can be found in this Annual Report in “Notes to Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items.”
(2) Earnings before income taxes.
Substantially all of QCT’s revenues consist of equipment and services revenues, which were $37.7 billion and $32.6 billion in fiscal 2025 and 2024, respectively. QCT revenues mostly relate to sales of our Snapdragon and Dragonwing platforms (which include processors and modems), stand-alone Mobile Data Modems, radio frequency transceiver, power management and wireless connectivity integrated chipsets as well as sales of 4G, 5G sub 6 and 5G millimeter wave RFFE products.
2025 vs. 2024
The increase in QCT revenues in fiscal 2025 was primarily due to:
+    higher handsets revenues, due to $2.5 billion in higher revenues per chipset primarily driven by higher average selling prices and favorable mix, and $423 million in higher chipset shipments by certain major OEMs, both of which benefited from an increase in demand for premium-tier Snapdragon platforms in Android devices
+    higher IoT revenues due to $1.5 billion in higher shipments across edge networking, consumer and industrial products, partially offset by unfavorable mix
+    higher automotive revenues, primarily driven by an increase in shipments from new vehicle launches with our Snapdragon digital cockpit products
QCT EBT as a percentage of revenues increased in fiscal 2025 primarily due to:
+    higher revenues
-    higher operating expenses, primarily driven by higher selling, general and administrative expenses
Gross margin percentage remained approximately flat in fiscal 2025, primarily driven by higher product costs, partially offset by higher average selling prices.
QTL Segment (in millions, except percentages)

	2025	2024	Change
Licensing revenues	$5,582	$5,572	$10
EBT	4,043	4,027	16
EBT as a % of revenues	72%	72%	—
2025 vs. 2024
QTL licensing revenues and EBT remained approximately flat in fiscal 2025. During the second quarter of fiscal 2025, we executed final agreements for new long-term licenses with two key Chinese OEMs (for which the initial terms had expired) and entered into comprehensive 4G and 5G license agreements with Transsion (a growing, China-headquartered OEM that sells primarily in developing regions). As a result of our agreements with Transsion, all outstanding litigation between the parties has been dismissed. Beginning in the second quarter of fiscal 2025, QTL revenues did not include royalties from Huawei, whose license agreement has expired.

QSI Segment (in millions)

	2025	2024	Change
Equipment and services revenues	$—	$18	$(18)
EBT	180	104	76
2025 vs. 2024
QSI EBT increased in fiscal 2025 primarily due to higher net gains on marketable securities resulting from the initial public offerings of certain of our equity investments, partially offset by lower net gains from observable price changes on certain of our non-marketable equity investments.
Looking Forward
We believe that on-device AI and high-performance, low-power computing combined with cellular technology (such as 5G) will continue to drive adoption of certain technologies that are already commonly used in smartphones by industries and applications beyond mobile handsets, such as automotive and IoT. We believe it is important that we remain a leader in such technology development, standardization, intellectual property creation and licensing, and a leading developer and supplier of integrated circuit products in order to sustain and grow our business long-term.
As we look forward to the next several quarters:
•We continue to monitor the recent changes in global trade policy, including tariffs and related trade actions announced by the U.S., China and other countries. The degree to which such tariffs and other related actions impact our business, financial condition and results of operations will depend on future developments, which are uncertain. Changes to global trade policies may negatively impact demand, pricing and cost for our products and technologies, and contribute to the inherent uncertainties in estimating future customer demand, which may result in increased excess or obsolete inventory or reserve charges, negatively impacting our results of operations and cash flows. See “Part I, Item 1A. Risk Factors” in this Annual Report, including the Risk Factor titled “We operate in the highly cyclical semiconductor industry, which is subject to significant downturns. We are also susceptible to declines in global, regional and local economic conditions generally. Our stock price and financial results are subject to substantial quarterly and annual fluctuations due to these dynamics, among others.”
•We expect leading process technology nodes to continue to drive product cost increases from certain of our key semiconductor wafer suppliers.
•We expect continued intense competition, including from vertical integration by certain of our customers (for example, Apple and Samsung). In particular, Apple began utilizing its own modem (rather than our products) in its recently released smartphones and we expect that Apple will increasingly use its own modem products, rather than our products, in its future devices, which will have a significant negative impact on our QCT revenues, results of operations and cash flows.
•We expect to continue investing in key growth and diversification initiatives. We also expect our share-based compensation expense to increase as we have replaced our annual cash incentive awards for fiscal 2026 and 2027 with a two-year equity award for our broader non-executive leadership team. This approach is designed to motivate and retain our team to execute our long-term diversification strategy, while further aligning their compensation with the interests of our stockholders.
•U.S./China trade relations and/or national security protection policies may negatively impact our business, growth prospects and results of operations. See “Part I, Item 1A. Risk Factors” in this Annual Report, including the Risk Factor titled “A significant portion of our business is concentrated in China, and the risks of such concentration are exacerbated by U.S./China trade and national security tensions.”
We are also involved in certain legal proceedings, including those described in this Annual Report in “Notes to Consolidated Financial Statements, Note 7. Commitments and Contingencies.” Litigation is inherently uncertain, and, while we intend to continue to vigorously defend ourselves in such matters, the unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.
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

Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities (including restricted cash), cash generated from operations and cash provided by our debt programs, which we believe will satisfy our working and other capital requirements for at least the next 12 months based on our current business plans.
The following table presents selected financial information related to our liquidity as of and for the years ended September 28, 2025 and September 29, 2024 (in millions):

	September 28, 2025	September 29, 2024	Change
Cash, cash equivalents and marketable securities (including restricted cash)
Cash and cash equivalents	$5,520	$7,849	$(2,329)
Restricted cash (1)	2,323	—	2,323
Marketable securities	4,635	5,451	(816)
	$12,478	$13,300	$(822)
Debt (2)	$14,811	$14,634	$177
(1) In connection with our pending acquisition of Alphawave IP Group plc (Alphawave), we agreed to restrict the use of approximately $2.3 billion of cash to be held for purposes of satisfying payment of the consideration to effect the acquisition. Additional information regarding our pending acquisition of Alphawave is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 9. Acquisitions.”
(2) Includes our issued debt reported as long-term and short-term. At September 28, 2025, we had $15.1 billion of principal fixed-rate notes outstanding with maturity dates between 2027 and 2053.

	2025	2024	Change
Net cash provided by operating activities	$14,012	$12,202	$1,810
Net cash used by investing activities	(800)	(3,623)	2,823
Net cash used by financing activities	(13,196)	(9,269)	(3,927)
Cash, cash equivalents and marketable securities (including restricted cash). The net decrease in cash, cash equivalents and marketable securities (including restricted cash) in fiscal 2025 was primarily due to $8.8 billion in payments to repurchase shares of our common stock, $3.8 billion in cash dividends paid, $1.4 billion repayment of unsecured fixed-rate notes that matured in May 2025, $1.2 billion in capital expenditures, $1.1 billion in payments of tax withholdings related to the vesting of share-based awards and $743 million in cash paid for acquisitions and other investments. This was partially offset by cash provided by operating activities, proceeds from the issuance of $1.5 billion of unsecured fixed-rate notes in May 2025 and $404 million in proceeds from the issuance of common stock (primarily under our Employee Stock Purchase Plan).
During fiscal 2025, income taxes paid were less than our provision. This was driven primarily by the $5.7 billion charge to income tax expense to establish a valuation allowance in fiscal 2025 as a result of the tax reform legislation included in the OBBB. This was partially offset by our installment payment for a one-time U.S. repatriation tax accrued in fiscal 2018 of $530 million and the adverse impact of the requirement to capitalize and amortize research and development expenditures for federal income tax purposes. The enactment of the OBBB includes significant corporate tax reforms, including the permanent reinstatement of deducting domestic research and development expenditures as incurred beginning in fiscal 2026. We expect this change will have a favorable effect on our cash flows from operations due to lower cash tax payments compared to fiscal 2025 beginning in fiscal 2026.
Net changes in our operating assets and liabilities positively impacted our operating cash flows in fiscal 2025 primarily from a decrease in other assets driven by the utilization of prior advanced supply agreement payments, partially offset by an increase in accounts receivables primarily driven by higher revenues.
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
We have an unsecured commercial paper program, which provides for the issuance of up to $4.5 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. At September 28, 2025, we had no amounts of commercial paper outstanding. We also have a Revolving Credit Facility that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.0 billion, which expires on August 8, 2029. At September 28, 2025, no amounts were outstanding under the Revolving Credit Facility.

We expect to issue new debt in the future. The amount and timing of any such new debt will depend on a number of factors, including but not limited to maturities of our existing debt, acquisitions and strategic investments, favorable and/or acceptable interest rates and changes in corporate income tax law. Additional information regarding our debt is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 6. Debt.”
Capital Return Program. The following table summarizes stock repurchases (including excise taxes paid) and dividends paid during fiscal 2025 and 2024 (in millions, except per-share amounts):

	Stock Repurchase Program			Dividends		Total
	Shares	Average Price Paid Per Share	Amount	Per Share	Amount	Amount
2025	56	$155.43	$8,791	$3.48	$3,805	$12,596
2024	25	161.37	4,121	3.30	3,687	7,808
At September 28, 2025, $7.2 billion remained authorized for repurchase under our stock repurchase program. Our stock repurchases were at an increased level in fiscal 2025 compared to fiscal 2024. The timing of future stock repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases may be made in the open market, through 10b5-1 programs, through accelerated share repurchase programs, in privately negotiated transactions or through the use of derivative instruments. Our stock repurchase programs are subject to periodic evaluations to determine when and if repurchases are in the best interests of our stockholders, and we may accelerate, suspend, delay or discontinue repurchases at any time.
We currently intend to continue to use cash dividends as a means of returning capital to stockholders, subject to capital availability and our view that cash dividends are in the best interests of our stockholders, among other factors. Additional information regarding our capital returns is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 4. Capital Stock.”
Additional Capital Requirements. Recent and expected working and other capital requirements, in addition to the above matters, also include the items described below:
•Our purchase obligations at September 28, 2025, which primarily relate to purchase commitments with certain suppliers of our integrated circuit products, including those under multi-year capacity commitments, totaled $15.1 billion, of which, $10.5 billion is expected to be paid in the next 12 months.
•Our research and development expenditures were $9.0 billion in fiscal 2025 and $8.9 billion in fiscal 2024.
•Cash outflows for capital expenditures were $1.2 billion in fiscal 2025 and $1.0 billion in fiscal 2024. We expect capital expenditures to increase from fiscal 2025 in the near term primarily to support the testing of our integrated circuits.
•Amounts related to future lease payments for operating lease obligations at September 28, 2025 totaled $1.1 billion, with $142 million expected to be paid within the next 12 months.
•On June 9, 2025, we announced that we reached an agreement to acquire Alphawave at an implied enterprise value of approximately $2.4 billion (as of the announcement date). The purchase price will be paid in cash or, if validly elected by eligible shareholders of Alphawave, in shares of our common stock or securities exchangeable for shares of our common stock. The acquisition is subject to certain closing conditions, including receipt of regulatory approvals. Subject to the satisfaction of these conditions, this acquisition is expected to complete during the first quarter of calendar 2026.
•We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly.
Further, regulatory authorities in certain jurisdictions have investigated our business practices and instituted proceedings against us, and they or other regulatory authorities may do so in the future. Additionally, certain of our direct and indirect customers and licensees have pursued, and they or others may in the future pursue, litigation, arbitration or other strategies against us related to our business. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, results of operations, financial condition and cash flows. See “Notes to Consolidated Financial Statements, Note 7. Commitments and Contingencies” and “Part I, Item 1A. Risk Factors” in this Annual Report.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent amounts. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. By their nature, estimates are inherently subject to a degree of uncertainty. Although we believe that our estimates and the assumptions supporting our assessments are reasonable, actual results could differ materially from our estimates and assumptions, and could be material to our consolidated financial statements.

In addition to our critical accounting estimates and policies below, refer to “Note 1. Significant Accounting Policies” and “Note 2. Composition of Certain Financial Statement Items” included in this Annual Report in “Notes to Consolidated Financial Statements” for further information. If the impact of changes in our critical accounting estimates is material or considered necessary to understand our results of operations for the periods presented, then such information is disclosed within this Annual Report in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Revenue Recognition. We grant licenses or otherwise provide rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture, sale or use of certain wireless products. We estimate and recognize sales-based royalties on such licensed products in the period in which the licensees’ sales occur, which is based largely on preliminary royalty estimates provided by our licensees. For fiscal 2025 and 2024, actual amounts for sales-based royalties have been materially consistent with such estimates, and no significant reversals of revenues have been required as a result of adjustments to prior period royalty estimates.
Impairment of Non-marketable Equity Investments. We monitor our investments, many of which are in early-stage companies, for events or circumstances that could indicate impairment, including those that result from observable price adjustments. Key considerations in this assessment include the investee’s financial and liquidity position and business forecasts (including their ability to respond to any significant deterioration), industry performance, development and/or market acceptance of the investee’s products or technologies, as well as considering any appreciation in fair value that has not been recognized in the carrying values of such investments and other relevant events and factors. Measurement of any impairments may require the use of unobservable inputs. In fiscal 2025 and 2024, there were no significant impairment losses or adjustments to our previous judgments and estimates recorded.
Inventories. We measure inventory at the lower of cost or net realizable value considering judgments and estimates related to future customer demand and other market conditions, such as the impact of the macroeconomic environment and global trade policies. Although we believe these estimates are reasonable, any significant changes in customer demand that are less favorable than our previous estimates may require additional inventory write-downs and would be reflected in cost of sales resulting in a negative impact to our gross margin in that period. For fiscal 2025 and 2024, the net effect from changes in this estimate and related reserves was less than 1% of cost of revenues during each period.
Impairment of Goodwill, Other Indefinite-Lived Assets and Long-Lived Assets. We monitor our goodwill, other indefinite-lived assets and long-lived assets for the existence of impairment indicators and apply judgments in the valuation methods (generally income or market approach) and underlying inputs and assumptions utilized in such assessments, which are generally unobservable inputs. During fiscal 2025 and 2024, there were no material impairment charges for long-lived or indefinite-lived assets. Additionally, the estimated fair values of our QCT and QTL reporting units, based on our qualitative assessment, were substantially in excess of their respective carrying values at September 28, 2025.
Legal and Regulatory Proceedings. We are currently involved in certain legal and regulatory proceedings, the outcomes of which are inherently uncertain. If there is at least a reasonable possibility that a material loss may have been incurred associated with pending legal and regulatory proceedings, we disclose such fact. We record our best estimate of a loss related to pending legal and regulatory proceedings when the loss is considered probable and the amount can be reasonably estimated. We face difficulties in evaluating or estimating likely outcomes and/or the amount of possible loss in certain legal and regulatory proceedings. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded (or the possible loss disclosed), and such amounts could be material.
Income Taxes. We make significant judgments and estimates in determining our provision for income taxes, including our assessment of our income tax positions, both in the U.S. and foreign jurisdictions, given the uncertainties involved in the interpretation and application of complex tax laws and regulations in various taxing jurisdictions. While we believe we have appropriate support for the positions we have taken or plan to take on our tax returns, we regularly assess the potential outcomes of examinations by taxing authorities in determining the adequacy of our provision for income taxes based on the technical merits of the position. The actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities. Based on our results for fiscal 2025, an assumed one-percentage point increase to our annual effective tax rate would result in an increase in income tax expense of $127 million.
Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Under the OBBB enacted in July 2025, we expect to be subject to CAMT beginning in fiscal 2026 and therefore, we no longer expect to realize substantially all of our existing federal deferred tax assets. As a result, we recorded a charge of $5.7 billion to income tax expense to establish a valuation allowance against such deferred tax assets in the fourth quarter of fiscal 2025. Factors considered in this determination included assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies, and considering that substantially all of our income is taxed in the U.S., of which a significant portion qualifies for preferential treatment as FDDEI. Changes in future taxable income (including less of our income qualifying for preferential treatment as FDDEI), tax laws (including changes to the CAMT rules) and other factors may change our determination regarding whether we will be able to realize our deferred tax assets.

Recent Accounting Pronouncements
Information regarding recent accounting pronouncements and the impact of those pronouncements, if any, on our consolidated financial statements is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 1. Significant Accounting Policies.”
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks, including changes to interest rates, equity price risk and foreign currency exchange rates.
Interest Rate Risk
We invest a portion of our cash in a number of diversified fixed- and floating-rate securities consisting of cash equivalents, marketable debt securities and time deposits that are subject to interest rate risk. At September 28, 2025 and September 29, 2024, a hypothetical increase in interest rates of 100 basis points across the entire yield curve on our holdings would have resulted in an immaterial decrease in the fair value of our holdings.
At September 28, 2025 and September 29, 2024, all of our issued debt was comprised of unsecured fixed-rate notes. From time to time, we issue commercial paper for which our exposure to interest rate risk is negligible based on the original maturities of approximately three months or less.
We manage our exposure to certain interest rate risks related to our long-term debt through the use of interest rate swaps. We enter into these agreements to manage interest rate risk associated with our cash equivalents and marketable securities, in addition to changes in the fair value of our outstanding debt. At September 28, 2025 and September 29, 2024, we had an aggregate notional amount of $3.6 billion and $2.1 billion, respectively, in interest rate swaps that are designated as fair value hedges to effectively convert certain fixed-rate interest payments into floating-rate payments on our outstanding debt. At September 28, 2025 and September 29, 2024, a hypothetical increase in interest rates of 100 basis points would not cause a material loss in earnings.
Equity Price Risk
We hold investments in non-marketable equity instruments in privately held companies that may be impacted by equity price risks. Volatility in the equity markets could negatively affect our investees’ ability to raise additional capital as well as our ability to realize value from our investments through initial public offerings, mergers or private sales. Consequently, we could incur impairment losses or realized losses on all or part of the values of our non-marketable equity investments. At September 28, 2025, our non-marketable equity investments (including those accounted for under the equity method) consisted of investments in over 150 companies with an aggregate carrying value included in other assets of $1.4 billion. Impairment losses on such investments were not material for any of the periods presented in this Annual Report.
Foreign Exchange Risk
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Financial assets and liabilities held by consolidated subsidiaries that are not denominated in the functional currency of those entities are subject to the effects of currency fluctuations. We could experience gains or losses on foreign currency cash flows, as well as economic loss with respect to the recoverability of foreign investments.
We manage our exposure to foreign exchange market risks, when deemed appropriate, through the use of derivative and non-derivative financial instruments, including foreign currency forward and option contracts with financial counterparties and, from time to time, other financial instruments designated as net investment hedges. We utilize such financial instruments for hedging or risk management purposes rather than for speculative purposes. While we may hedge certain transactions with non-U.S. customers, declines in currency values in certain regions may, if not reversed, adversely affect future product sales because our products may become more expensive to purchase in the countries of the affected currencies.
Gains or losses on hedged foreign currency transactions and investments, including certain royalties earned from licensees, operating expenses and net investments in foreign subsidiaries, are generally offset by corresponding losses or gains on the related hedging instrument.
We have experienced fluctuations in our effective tax rate as a result of foreign currency gains or losses related to our Korean withholding tax receivable (which was $2.2 billion as of September 28, 2025), which is described further in this Annual Report in “Notes to Consolidated Financial Statements, Note 3. Income Taxes.” Based on the balance of such foreign withholding tax receivable, an assumed 10% adverse change to foreign exchange rates would result in losses of approximately $223 million and $222 million as of September 28, 2025 and September 29, 2024, respectively. Other gains and losses from foreign currency transactions were not material for any of the periods presented in this Annual Report.
Our analysis methods used to assess and mitigate the risks discussed above should not be considered projections of future risks. Additional information regarding the financial instruments mentioned above is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 1. Significant Accounting Policies,” “Notes to Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items,” “Notes to Consolidated Financial Statements, Note 6. Debt” and “Notes to Consolidated Financial Statements, Note 10. Fair Value Measurements and Marketable Securities.”

Item 8. Financial Statements and Supplementary Data
The information required by this item is included in this Annual Report on pages F-1 through F-27.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of September 28, 2025.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has also audited the effectiveness of our internal control over financial reporting as of September 28, 2025, as stated in its report which appears on pages F-1 through F-2 in this Annual Report.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On September 11, 2025, Heather Ace, our Chief Human Resources Officer, acting as trustee on behalf of her family trust, adopted a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) providing for the sale of up to 12,800 shares of our common stock. The plan is scheduled to terminate on November 18, 2026.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders (2026 Proxy Statement) and is incorporated herein by reference. Certain information required by this item regarding executive officers is set forth in Item 1 of Part I of this Annual Report under the heading “Information about our Executive Officers.” The information required by this item regarding corporate governance will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in our 2026 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
(a) Financial Statements:
Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included in the notes to the consolidated financial statements.

(b) Exhibits

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	3/7/2024	3.1
3.2	Amended and Restated Bylaws.	8-K	3/7/2024	3.2
4.1	Indenture, dated May 20, 2015, between QUALCOMM Incorporated and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee.	8-K	5/21/2015	4.1
4.2	Officers’ Certificate, dated May 20, 2015, for the Floating Rate Notes due 2018, the Floating Rate Notes due 2020, the 1.400% Notes due 2018, the 2.250% Notes due 2020, the 3.000% Notes due 2022, the 3.450% Notes due 2025, the 4.650% Notes due 2035 and the 4.800% Notes due 2045.	8-K	5/21/2015	4.2
4.3	Form of 4.650% Notes due 2035.	8-K	5/21/2015	4.9
4.4	Form of 4.800% Notes due 2045.	8-K	5/21/2015	4.10
4.5	Officers’ Certificate, dated May 26, 2017, for the Floating Rate Notes due 2019, the Floating Rate Notes due 2020, the Floating Rate Notes due 2023, the 1.850% Notes due 2019, the 2.100% Notes due 2020, the 2.600% Notes due 2023, the 2.900% Notes due 2024, the 3.250% Notes due 2027 and the 4.300% Notes due 2047.	8-K	5/31/2017	4.2
4.6	Form of 3.250% Notes due 2027.	8-K	5/31/2017	4.10
4.7	Form of 4.300% Notes due 2047.	8-K	5/31/2017	4.11
4.8	Officers’ Certificate, dated May 8, 2020, for the 2.150% Notes due 2030 and the 3.250% Notes due 2050.	8-K	5/11/2020	4.2
4.9	Form of 2.150% Notes due 2030.	8-K	5/11/2020	4.3
4.10	Form of 3.250% Notes due 2050.	8-K	5/11/2020	4.4
4.11	Officers’ Certificate, dated August 14, 2020, for the 1.300% Notes due 2028 and the 1.650% Notes due 2032.	8-K	8/18/2020	4.2
4.12	Form of 1.300% Rule 144A Global Notes due 2028.	8-K	8/18/2020	4.3
4.13	Form of 1.650% Rule 144A Global Notes due 2032.	8-K	8/18/2020	4.5
4.14	Officers’ Certificate, dated January 6, 2021, for the 1.300% Notes due 2028 and the 1.650% Notes due 2032.	10-Q	2/3/2021	4.23
4.15	Form of 1.300% Notes due 2028.	10-Q	2/3/2021	4.24
4.16	Form of 1.650% Notes due 2032.	10-Q	2/3/2021	4.25
4.17	Officers’ Certificate, dated May 9, 2022, for the 4.250% Notes due 2032 and the 4.500% Notes due 2052.	8-K	5/9/2022	4.2
4.18	Form of 4.250% Notes due 2032.	8-K	5/9/2022	4.3
4.19	Form of 4.500% Notes due 2052.	8-K	5/9/2022	4.4
4.20	Officers’ Certificate, dated November 9, 2022, for the 5.400% Notes due 2033 and the 6.000% Notes due 2053.	8-K	11/9/2022	4.2
4.21	Form of 5.400% Notes due 2033.	8-K	11/9/2022	4.3
4.22	Form of 6.000% Notes due 2053.	8-K	11/9/2022	4.4

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
4.23	Officers’ Certificate, dated May 21, 2025, for the 4.500% Notes due 2030, the 4.750% Notes due 2032 and the 5.000% Notes due 2035.	8-K	5/22/2025	4.2
4.24	Form of 4.500% Notes due 2030.	8-K	5/22/2025	4.3
4.25	Form of 4.750% Notes due 2032.	8-K	5/22/2025	4.4
4.26	Form of 5.000% Notes due 2035.	8-K	5/22/2025	4.5
4.27	Description of registrant’s securities.	10-K	11/6/2019	4.15
10.1	Credit Agreement among QUALCOMM Incorporated, the lenders party thereto, the letter of credit issuers party thereto and Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, dated as of August 8, 2024.	8-K	8/9/2024	10.1
10.2	Form of Indemnity Agreement between QUALCOMM Incorporated and its directors and officers. (1)	10-K	11/4/2015	10.1
10.3	Amended and Restated 2016 Long-Term Incentive Plan. (1)	10-Q	4/29/2020	10.7
10.4	Amended and Restated QUALCOMM Incorporated 2001 Employee Stock Purchase Plan, as amended. (1)	10-Q	4/25/2018	10.62
10.5	Amended and Restated QUALCOMM Incorporated 2023 Long-Term Incentive Plan. (1)	10-Q	4/30/2025	10.5
10.6	Form of Qualcomm Incorporated 2016 Long-Term Incentive Plan Executive Performance Stock Unit Award Grant Notice and Executive Performance Stock Unit Award Agreement (2022 Form). (1)	10-Q	2/2/2023	10.23
10.7	Form of Qualcomm Incorporated 2016 Long-Term Incentive Plan Executive Restricted Stock Unit Award Grant Notice and Executive Restricted Stock Unit Award Agreement (2022 Form). (1)	10-Q	2/2/2023	10.24
10.8	Form of Qualcomm Incorporated 2023 Long-Term Incentive Plan Executive Performance Stock Unit Award Grant Notice and Executive Performance Stock Unit Award Agreement (2023 Form). (1)	10-Q	1/31/2024	10.24
10.9	Form of Qualcomm Incorporated 2023 Long-Term Incentive Plan Executive Restricted Stock Unit Award Grant Notice and Executive Restricted Stock Unit Award Agreement (2023 Form). (1)	10-Q	1/31/2024	10.25
10.10	Form of Qualcomm Incorporated 2023 Long-Term Incentive Plan Executive Performance Stock Unit Award Grant Notice and Executive Performance Stock Unit Award Agreement (2024 Form). (1)	10-K	11/6/2024	10.12
10.11	Form of Qualcomm Incorporated 2023 Long-Term Incentive Plan Executive Restricted Stock Unit Award Grant Notice and Executive Restricted Stock Unit Award Agreement (2024 Form). (1)	10-K	11/6/2024	10.13
10.12	Form of Qualcomm Incorporated 2023 Long-Term Incentive Plan Executive Performance Stock Unit Award Grant Notice and Executive Performance Stock Unit Award Agreement (2025 Form). (1)				X
10.13	Form of Qualcomm Incorporated 2023 Long-Term Incentive Plan Executive Restricted Stock Unit Award Grant Notice and Executive Restricted Stock Unit Award Agreement (2025 Form). (1)				X
10.14	Form of 2025 Annual Cash Incentive Plan Performance Unit Agreement.(1)	10-Q	2/5/2025	10.26
10.15	Qualcomm Incorporated Executive Officer Change in Control Severance Plan (as amended and restated). (1)	10-Q	5/3/2023	10.14
10.16	Qualcomm Incorporated Executive Officer Severance Plan (as amended and restated). (1)	10-Q	5/3/2023	10.15

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.17	Qualcomm Incorporated Non-Executive Officer Change in Control Severance Plan (as amended and restated).	10-Q	5/3/2023	10.16
10.18	QUALCOMM Incorporated Non-Qualified Deferred Compensation Plan, as amended and restated effective September 1, 2025. (1)				X
10.19	Qualcomm Incorporated 2025 Director Compensation Plan. (1)	10-K	11/6/2024	10.21
10.20	Qualcomm Incorporated 2026 Director Compensation Plan. (1)				X
10.21	Forms of 2016 Long-Term Incentive Plan Non-Employee Director Deferred Stock Unit Grant Notices and Non-Employee Director Deferred Stock Unit Agreements. (1)	10-Q	4/25/2018	10.60
10.22	Forms of Non-Employee Director Deferred Stock Unit Grant Notices and Non-Employee Director Deferred Stock Unit Agreements under the 2016 Long-Term Incentive Plan for Non-Employee Directors in Hong Kong. (1)	10-Q	4/28/2021	10.4
10.23	Forms of Non-Employee Director Deferred Stock Unit Grant Notices and Non-Employee Director Deferred Stock Unit Agreements under the 2023 Long-Term Incentive Plan for Non-Employee Directors in the United States. (1)	10-Q	5/3/2023	10.27
10.24	Forms of Non-Employee Director Deferred Stock Unit Grant Notices and Non-Employee Director Deferred Stock Unit Agreements under the 2023 Long-Term Incentive Plan for Non-Employee Directors in Hong Kong. (1)	10-Q	5/3/2023	10.28
19	Insider Trading Policy.	10-K	11/6/2024	19
21	Subsidiaries of the registrant.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cristiano R. Amon.				X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Akash Palkhiwala.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Cristiano R. Amon.				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Akash Palkhiwala.				X
97	Incentive Compensation Repayment Policy.	10-K	11/1/2023	97
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(1) Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a).

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUALCOMM Incorporated

November 5, 2025	By	/s/ Cristiano R. Amon
Cristiano R. Amon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Cristiano R. Amon	President and Chief Executive Officer, and Director	November 5, 2025
Cristiano R. Amon	(Principal Executive Officer)

/s/ Akash Palkhiwala	Chief Financial Officer and Chief Operating Officer	November 5, 2025
Akash Palkhiwala	(Principal Financial Officer)

/s/ Patricia Y. Grech	Senior Vice President and Chief Accounting Officer	November 5, 2025
Patricia Y. Grech	(Principal Accounting Officer)

/s/ Sylvia Acevedo	Director	November 5, 2025
Sylvia Acevedo

/s/ Mark Fields	Director	November 5, 2025
Mark Fields

/s/ Jeffrey W. Henderson	Director	November 5, 2025
Jeffrey W. Henderson

/s/ Jeremy (Zico) Kolter	Director	November 5, 2025
Jeremy (Zico) Kolter

/s/ Ann M. Livermore	Director	November 5, 2025
Ann M. Livermore

/s/ Mark D. McLaughlin	Chair of the Board	November 5, 2025
Mark D. McLaughlin

/s/ Jamie S. Miller	Director	November 5, 2025
Jamie S. Miller

/s/ Marie Myers	Director	November 5, 2025
Marie Myers

/s/ Irene B. Rosenfeld	Director	November 5, 2025
Irene B. Rosenfeld

/s/ Kornelis (Neil) Smit	Director	November 5, 2025
Kornelis (Neil) Smit

/s/ Jean-Pascal Tricoire	Director	November 5, 2025
Jean-Pascal Tricoire

/s/ Christopher D. Young	Director	November 5, 2025
Christopher D. Young

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of QUALCOMM Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of QUALCOMM Incorporated and its subsidiaries (the “Company”) as of September 28, 2025 and September 29, 2024, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 28, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 28, 2025 and September 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Qualcomm CDMA Technologies (QCT) Segment
As described in Notes 1 and 2 to the consolidated financial statements, the Company’s total QCT revenues were $38.4 billion for the year ended September 28, 2025. The timing of revenue recognition and the amount of revenue actually recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of the Company’s performance obligations. Revenues from sales of the Company’s products are recognized upon transfer of control to the customer, which is generally at the time of shipment. The Company measures revenues based on the amount of consideration the Company expects to receive in exchange for products or services. The Company records reductions to revenues for customer incentive arrangements, including volume-related and other pricing rebates and cost reimbursements for marketing and other activities involving certain of our products and technologies, in the period that the related revenues are earned. Certain amounts recorded as a reduction to revenues for customer incentive arrangements are considered variable consideration and are included in the transaction price primarily based on estimating the most likely amount expected to be provided to the customer/licensee.
The principal consideration for our determination that performing procedures relating to QCT revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of QCT revenue at the transaction price upon transfer of control to the customer. These procedures also included, among others (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment, and contracts; (ii) testing a sample of customer incentive transactions by obtaining and inspecting source documents which included support for the nature of the incentive, amount, and agreement with the customer; and (iii) confirming a sample of outstanding customer invoice balances as of September 28, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

San Diego, California
November 5, 2025
We have served as the Company’s auditor since 1985.

QUALCOMM Incorporated
CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)

	September 28, 2025	September 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$5,520	$7,849
Restricted cash	2,323	—
Marketable securities	4,635	5,451
Accounts receivable, net	4,315	3,929
Inventories	6,526	6,423
Other current assets	2,435	1,579
Total current assets	25,754	25,231
Deferred tax assets	743	5,162
Property, plant and equipment, net	4,690	4,665
Goodwill	11,358	10,799
Other intangible assets, net	1,148	1,244
Other assets	6,450	8,053
Total assets	$50,143	$55,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,791	$2,584
Payroll and other benefits related liabilities	1,839	1,834
Unearned revenues	358	297
Short-term debt	—	1,364
Other current liabilities	4,156	4,425
Total current liabilities	9,144	10,504
Unearned revenues	71	88
Long-term debt	14,811	13,270
Other liabilities	4,911	5,018
Total liabilities	28,937	28,880

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,074 and 1,113 shares issued and outstanding, respectively	—	—
Retained earnings	20,646	25,687
Accumulated other comprehensive income	560	587
Total stockholders’ equity	21,206	26,274
Total liabilities and stockholders’ equity	$50,143	$55,154

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended
	September 28, 2025	September 29, 2024	September 24, 2023
Revenues:
Equipment and services	$37,869	$32,791	$30,028
Licensing	6,415	6,171	5,792
Total revenues	44,284	38,962	35,820
Costs and expenses:
Cost of revenues	19,738	17,060	15,869
Research and development	9,042	8,893	8,818
Selling, general and administrative	3,110	2,759	2,483
Other (Note 2)	39	179	862
Total costs and expenses	31,929	28,891	28,032
Operating income	12,355	10,071	7,788
Interest expense	(664)	(697)	(694)
Investment and other income, net	972	962	349
Income from continuing operations before income taxes	12,663	10,336	7,443
Income tax expense	(7,122)	(226)	(104)
Income from continuing operations	5,541	10,110	7,339
Discontinued operations, net of income taxes	—	32	(107)
Net income	$5,541	$10,142	$7,232

Basic earnings (loss) per share:
Continuing operations	$5.05	$9.06	$6.57
Discontinued operations	—	0.03	(0.10)
Net income	$5.05	$9.09	$6.47
Diluted earnings (loss) per share:
Continuing operations	$5.01	$8.94	$6.52
Discontinued operations	—	0.03	(0.10)
Net income	$5.01	$8.97	$6.42
Shares used in per share calculations:
Basic	1,096	1,116	1,117
Diluted	1,105	1,130	1,126

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended
	September 28, 2025	September 29, 2024	September 24, 2023
Net income	$5,541	$10,142	$7,232
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation gains	60	121	140
Net unrealized (losses) gains on certain available-for-sale debt securities	(29)	93	54
Net unrealized (losses) gains on derivative instruments	(36)	28	99
Other gains (losses)	9	(12)	10
Other reclassifications included in net income	(31)	(1)	77
Total other comprehensive (loss) income	(27)	229	380
Comprehensive income	$5,514	$10,371	$7,612

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	September 28, 2025	September 29, 2024	September 24, 2023
Operating Activities:
Net income from continuing operations	$5,541	$10,110	$7,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,602	1,706	1,809
Indefinite and long-lived asset impairment charges	17	7	182
Income tax provision in excess of (less than) income tax payments	3,980	(3,064)	(1,269)
Share-based compensation expense	2,783	2,648	2,484
Net gains on marketable securities and other investments	(381)	(349)	(152)
Impairment losses on other investments	113	79	132
Other items	(57)	(67)	25
Changes in assets and liabilities:
Accounts receivable, net	(365)	(768)	2,472
Inventories	(138)	13	8
Other assets	971	230	603
Trade accounts payable	119	682	(1,880)
Payroll, benefits and other liabilities	(235)	1,046	1
Unearned revenues	62	20	(56)
Net cash used by operating activities from discontinued operations	—	(91)	(399)
Net cash provided by operating activities	14,012	12,202	11,299
Investing Activities:
Capital expenditures	(1,192)	(1,041)	(1,450)
Purchases of debt and equity marketable securities	(4,694)	(5,069)	(668)
Proceeds from sales and maturities of debt and equity marketable securities	5,755	2,677	1,566
Acquisitions and other investments, net of cash acquired	(743)	(254)	(235)
Proceeds from sales of property, plant and equipment	14	10	127
Proceeds from other investments	61	88	20
Other items	(1)	(36)	19
Net cash provided by investing activities from discontinued operations	—	2	1,383
Net cash (used) provided by investing activities	(800)	(3,623)	762
Financing Activities:
Proceeds from short-term debt	998	799	5,068
Repayment of short-term debt	(998)	(799)	(5,566)
Proceeds from long-term debt	1,487	—	1,880
Repayment of long-term debt	(1,365)	(914)	(1,446)
Proceeds from issuance of common stock	404	383	434
Repurchases and retirements of common stock	(8,791)	(4,121)	(2,973)
Dividends paid	(3,805)	(3,687)	(3,462)
Payments of tax withholdings related to vesting of share-based awards	(1,115)	(932)	(521)
Other items	(11)	(17)	(19)
Net cash provided (used) by financing activities from discontinued operations	—	19	(58)
Net cash used by financing activities	(13,196)	(9,269)	(6,663)
Effect of exchange rate changes on cash and cash equivalents	(22)	12	30
Net (decrease) increase in total cash, cash equivalents and restricted cash	(6)	(678)	5,428
Total cash and cash equivalents at beginning of period (including $77 and $326 classified as held for sale at September 24, 2023 and September 25, 2022)	7,849	8,527	3,099
Total cash and cash equivalents at end of period (including $2,323 classified as restricted cash at September 28, 2025 and $77 classified as held for sale at September 24, 2023)	$7,843	$7,849	$8,527

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share data)

	Year Ended
	September 28, 2025	September 29, 2024	September 24, 2023
Total stockholders’ equity, beginning balance	$26,274	$21,581	$18,013

Common stock and paid-in capital:
Balance at beginning of period	—	490	195
Common stock issued under employee benefit plans	404	383	434
Repurchases and retirements of common stock	(2,177)	(2,731)	(2,218)
Share-based compensation	2,888	2,767	2,600
Tax withholdings related to vesting of share-based payments	(1,115)	(932)	(521)
Common stock issued in acquisition	—	23	—
Balance at end of period	—	—	490

Retained earnings:
Balance at beginning of period	25,687	20,733	17,840
Net income	5,541	10,142	7,232
Repurchases and retirements of common stock	(6,669)	(1,394)	(755)
Dividends	(3,913)	(3,794)	(3,584)
Balance at end of period	20,646	25,687	20,733

Accumulated other comprehensive income (loss):
Balance at beginning of period	587	358	(22)
Other comprehensive (loss) income	(27)	229	380
Balance at end of period	560	587	358

Total stockholders’ equity, ending balance	$21,206	$26,274	$21,581

Dividends per share announced	$3.48	$3.30	$3.10

See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies
We are a global technology leader, helping to bring intelligent computing everywhere through the development and commercialization of foundational technologies, including on-device artificial intelligence (AI), high-performance and low-power computing and advanced wireless connectivity. Our platforms help power intelligent devices that people and businesses rely on every day across industries and applications from handsets to other areas, including automotive and the internet of things (IoT). We derive revenues principally from sales of integrated circuit products and through the licensing of our intellectual property, including patents and other rights.
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
Fiscal Year. We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Our fiscal years for 2025, 2024 and 2023 included 52 weeks, 53 weeks and 52 weeks, respectively. Our fiscal year for 2026 will include 52 weeks.
Cash Equivalents and Restricted Cash. We consider all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents may be comprised of money market funds, certificates of deposit, commercial paper, corporate bonds and notes and certain bank time deposits, U.S. Treasury securities and government-related securities. The carrying amounts approximate fair value due to the short maturities of these instruments. Restricted cash includes cash that is legally restricted as to withdrawal or usage (Note 9).
Marketable Securities. Marketable securities include marketable equity securities and available-for-sale debt securities. We classify marketable securities as current or noncurrent based on the nature of the securities and their availability for use in current operations. Marketable securities are stated at fair value with all realized and unrealized gains and losses on investments in marketable equity securities and realized gains and losses on available-for-sale debt securities recognized in investment and other income, net. Debt securities are classified as available-for-sale or held-to-maturity at the time of purchase and reevaluated at each balance sheet date. The realized and unrealized gains and losses on marketable securities are determined using the specific identification method.
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
Equity Method and Non-marketable Equity Investments. Equity investments in common stock or in-substance common stock for which we have significant influence, but not control, over the investee and are not the primary beneficiary of the investee’s activities are accounted for under the equity method. Our share of gains and losses in equity method investments are recorded in investment and other income, net. We eliminate unrealized profit or loss related to transactions with equity method investees in relation to our ownership interest in the investee, which is recorded as a component of investment and other income, net. Non-marketable equity investments that are not consolidated or accounted for under the equity method do not have a readily determinable fair value and are generally recorded based on initial cost minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar securities, if any. All gains and losses on investments in non-marketable equity securities, realized and unrealized, are recognized in investment and other income, net. We monitor equity method and non-marketable equity investments for events or circumstances that

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
could indicate the investments are impaired, such as a deterioration in the investee’s financial condition and business forecasts and lower valuations in recently completed or anticipated financings, and recognize a charge to investment and other income, net for the difference between the estimated fair value and the carrying value. For equity method investments, we record impairment losses in earnings only when impairments are considered other-than-temporary.
Derivatives. Our primary objectives for holding derivative instruments are to manage foreign exchange risk for certain foreign currency revenues, operating expenses, receivables and payables and to manage interest rate risk associated with our cash equivalents, marketable securities and long-term debt. Derivative instruments are recorded at fair value and included in other current or noncurrent assets or liabilities based on their maturity dates. Counterparties to these derivative instruments are all major banking institutions. At September 28, 2025, the aggregate fair value of our derivative instruments recorded in total assets and in total liabilities were $59 million and $163 million, respectively. At September 29, 2024, the aggregate fair value of our derivative instruments recorded in total assets and in total liabilities were $30 million and $138 million, respectively.
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
From time to time, we also enter into forward-starting interest rate swaps to hedge the variability of forecasted interest payments on certain anticipated debt issuances. These swaps are designated as cash flow hedges of forecasted transactions. The gains and losses arising from such contracts are recorded as a component in accumulated other comprehensive income as gains and losses on derivative instruments. When the anticipated debt is issued, any associated swaps are terminated, and the hedging gains and losses in accumulated other comprehensive income are recorded to interest expense over the term of the hedged portions of the related debt issued.
Gross Notional Amounts: The gross notional amounts of our foreign currency and interest rate derivatives by instrument type were as follows (in millions):

	September 28, 2025	September 29, 2024
Forwards	$3,828	$2,723
Options	562	792
Swaps	3,550	2,050
	$7,940	$5,565
The gross notional amounts of our derivatives by currency were as follows (in millions):

	September 28, 2025	September 29, 2024
Chinese renminbi	$1,396	$1,456
Indian rupee	1,989	1,373
United States dollar	3,789	2,205
Other	766	531
	$7,940	$5,565

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of input that may be used to measure fair value:
•Level 1: quoted market prices for identical assets or liabilities available in active markets.
•Level 2: observable inputs other than quoted prices included within Level 1.
•Level 3: one or more significant, unobservable inputs to derive fair value from valuation techniques.
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
Cash Equivalents and Marketable Securities: We obtain pricing information from quoted market prices, pricing vendors or quotes from brokers/dealers. We conduct reviews of our primary pricing vendors to determine whether the inputs used in the vendor’s pricing processes are deemed to be observable. Contractual sale restrictions are not considered in measuring the fair value of marketable equity securities. The fair value for interest-bearing securities includes accrued interest. The fair value of our marketable securities is generally determined using standard observable inputs, including reported trades, market based quotes, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets and/or benchmark securities.
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
Other Investments and Other Liabilities: Other investments and other liabilities included in Level 1 are comprised of our deferred compensation plan liabilities and related assets, which consist of mutual funds and are included in other current assets and other assets. Gains and losses on the revaluation of our deferred compensation plan assets are recorded in investment and other income, net. Corresponding offsetting amounts related to the revaluation of our deferred compensation plan liabilities are included in operating expenses.
Nonrecurring Fair Value Measurements: We measure certain assets and liabilities at fair value on a nonrecurring basis. These assets and liabilities include equity method and non-marketable equity investments, assets acquired and liabilities assumed in an acquisition, and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired, all of which are generally measured based on unobservable inputs using an income or market approach.
Inventories. Inventories are valued at the lower of cost and net realizable value using the first-in, first-out method. Recoverability of inventories is assessed based on review of future customer demand that considers multiple factors, including committed purchase orders from customers as well as purchase commitment projections provided by customers and our own forecasts of customer demand, among other factors. This valuation also requires us to make judgments and assumptions based on information currently available about market conditions, including competition, anticipated technological changes, internal product life cycle and development plans, product pricing and other broader market conditions that may impact customer demand, such as the impact of the macroeconomic environment and global trade policies. We generally place binding purchase orders with our suppliers in advance of receiving contractually binding forecasts and/or purchase orders from our customers. The time period between placing purchase orders with our suppliers and receiving contractually binding forecasts and/or purchase orders from our customers has increased and may continue to increase as a result of extended manufacturing lead-times, driven in part by a continued transition to leading-edge technologies and/or increased complexity in the manufacturing process of our products. If we overestimate demand for our products, the amount of our loss will be impacted by our ability to reduce inventory purchases from our suppliers. Further, if our customers cancel purchase orders or alter forecasts this may result in excess inventory on hand. Our assumptions of future product demand are inherently uncertain, and changes in our estimates and assumptions may cause us to record additional write-downs in the future if demand forecasted for specific products is greater than actual demand.
Property, Plant and Equipment. Property, plant and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives. Upon the retirement or disposition of property, plant and equipment, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is recorded, when appropriate. Buildings on owned land are depreciated over 30 years, and building improvements are depreciated over 15 years. Leasehold improvements and buildings on leased land are amortized over the shorter of their estimated useful lives, not to exceed 15 years and 30 years, respectively, or the remaining term of the related lease. Other property, plant and equipment (which primarily relates to machinery and equipment) have useful lives ranging from 2 to 15 years. Maintenance, repairs and minor renewals or betterments are charged to expense as incurred.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating Leases. Operating lease assets and liabilities are recognized for leases with lease terms greater than 12 months based on the present value of the future lease payments over the lease term at the commencement date. Operating leases are included in other assets, other current liabilities and other liabilities on our consolidated balance sheet. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such option. We account for substantially all lease and related non-lease components together as a single lease component. Operating lease expense is recognized on a straight-line basis over the lease term.
Goodwill and Other Intangible Assets. Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. For intangible assets purchased in a business combination, the estimated fair values of the assets acquired are used to establish their recorded values. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. An estimate of fair value can be affected by many assumptions that require significant judgment. For example, the income approach generally requires us to use assumptions to estimate the present value of future cash flows, including those related to total addressable market, pricing and share forecasts, competition, technology obsolescence, future tax rates and discount rates. Our estimate of the fair value of certain assets may differ materially from that determined by others who use different assumptions or utilize different business models and from the future cash flows actually realized.
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
Licensees primarily pay per-unit royalties based on their sales of products incorporating or using our licensed intellectual property. Per-unit royalties are generally based upon a percentage of the wholesale (i.e., licensee’s) selling price of complete licensed products, net of certain permissible deductions (including transportation, insurance, packing costs and other items), with certain products subject to per unit minimums and/or per unit caps. Certain products may also have a fixed royalty amount per unit. We estimate and recognize sales-based royalties on such licensed products in the period in which the associated sales occur, considering all relevant information (historical, current and forecasted) that is reasonably available to us. Our estimates of sales-based royalties are based largely on preliminary royalty estimates provided by our licensees and, to

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
a lesser extent, an assessment of the volume of devices supplied into the market that incorporate or use our licensed intellectual property, combined with an estimate of the mix of such sales on a licensee-by-licensee basis, as well as the licensees’ average wholesale prices of such products. We also consider in our estimates of sales-based royalties any changes in pricing we plan or expect to make and certain constraints on our ability to estimate such royalties. As a result of this estimation, adjustments to revenues are required in subsequent periods to reflect changes in estimates as new information becomes available. In the periods presented, such adjustments result primarily from immaterial differences between preliminary royalty estimates provided to us by licensees and actual amounts reported and paid by licensees, which are generally received the following quarter.
We account for a contract with a customer/licensee when it is legally enforceable, the parties are committed to perform their respective obligations, the rights of the parties regarding the goods and/or services to be transferred are identified, payment terms are identified, the contract has commercial substance and collectability of substantially all of the consideration is probable, which for product sales, is generally when a non-cancelable customer purchase order is executed and for licensing revenues, is generally upon execution of a license agreement. If all such conditions are not met, revenues and any associated receivables are generally not recognized until such time that the required conditions are met. Cash collected from customers prior to a contract existing is recorded to other customer-related liabilities in other current liabilities.
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
Legal and Regulatory Proceedings. We are currently involved in certain legal and regulatory proceedings. Litigation and investigations are inherently uncertain, and we face difficulties in evaluating or estimating likely outcomes or ranges of possible loss in antitrust and trade regulation investigations in particular. Investigations by antitrust and trade regulation agencies are not conducted in a consistent manner across jurisdictions. Further, each country and agency have different sets of laws, rules and regulations, both substantive and procedural, as well as different legal principles, theories and potential remedies, and some agencies may seek to use the investigation to advance domestic policy goals. Depending on the jurisdiction, these investigations can involve non-transparent procedures under which we may not receive access to evidence relied upon by the enforcement agency or that may be exculpatory and may not be informed of the specific legal theories or evidence considered or relied upon by the agency. Unlike in civil litigation in the United States, in foreign proceedings, we may not be entitled to discovery or depositions, allowed to cross-examine witnesses or confront our accusers. As a result, we

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
may not be aware of, and may not be entitled to know, all allegations against us, or the information or documents provided to, or discovered or prepared by the agency. Accordingly, we may have little or no idea what an agency’s intent is with respect to liability, penalties or the timing of a decision. In many cases the agencies are given significant discretion, and any available precedent may have limited, if any, predictive value in their jurisdictions or other jurisdictions. Accordingly, we cannot predict the outcome of these matters. A broad range of remedies with respect to our business practices that are deemed to violate applicable laws are potentially available. These remedies may include, among others, injunctions, monetary damages or fines or other orders to pay money and the issuance of orders to cease certain conduct and/or to modify our business practices.
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
Our income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service (IRS) and other tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. We account for accrued interest and penalties related to uncertain tax benefits as a component of income tax expense.
We are subject to income taxes in the United States and numerous foreign jurisdictions, and the assessment of our income tax positions involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. In addition, the application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Significant judgments and estimates are required in determining our provision for income taxes, including those related to special deductions such as FDDEI (foreign-derived deduction eligible income formerly known as foreign-derived intangible income or FDII), tax incentives, intercompany research and development cost-sharing arrangements, transfer pricing, tax credits and the realizability of deferred tax assets. While we believe we have appropriate support for the positions we have taken or that we plan to take on our tax returns, we regularly assess the potential outcomes of examinations by taxing authorities in determining the adequacy of our provision for income taxes. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.
As a result of certain provisions of the One Big Beautiful Bill Act (OBBB), which was enacted on July 4, 2025 (Note 3), we expect to be subject to the corporate alternative minimum tax (CAMT) beginning in fiscal 2026. Our policy is to consider the impact of future years’ CAMT when evaluating the realizability of deferred tax assets and the need for a valuation allowance.
Stock Repurchases. To reflect share repurchases in the consolidated balance sheet, we (i) reduce common stock for the par value of the shares, (ii) reduce paid-in capital for the amount in excess of par to zero during the quarter in which the shares are repurchased and (iii) record the residual amount, if any, to retained earnings.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed by dividing net income by the combination of the weighted-average number of common shares outstanding and the weighted-average number of dilutive common share equivalents, primarily comprised of shares issuable under our equity compensation plans, during the reporting period, using the treasury stock method. The following table provides information about the diluted earnings per share calculation (in millions):

	2025	2024	2023
Dilutive common share equivalents included in diluted shares	9	14	9
Shares of common stock equivalents not included because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period	2	4	7
Recently Adopted Accounting Pronouncement.
Segment Reporting Disclosures: In November 2023, the Financial Accounting Standards Board (FASB) issued new requirements to disclose certain incremental segment information on an annual and interim basis, including (among other items) additional disclosure about significant segment expenses. We adopted the new requirements in our annual reporting for fiscal 2025 on a retrospective basis (Note 8).
Recent Accounting Pronouncements Not Yet Adopted.
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
Note 2. Composition of Certain Financial Statement Items

Accounts Receivable (in millions)
	September 28, 2025	September 29, 2024
Trade, net of allowances for doubtful accounts	$2,855	$2,347
Unbilled	1,443	1,546
Other	17	36
	$4,315	$3,929

Inventories (in millions)
	September 28, 2025	September 29, 2024
Raw materials	$336	$340
Work-in-process	3,985	3,497
Finished goods	2,205	2,586
	$6,526	$6,423

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment (in millions)
	September 28, 2025	September 29, 2024
Land	$168	$169
Buildings and improvements	1,915	1,888
Computer equipment and software	2,165	2,022
Machinery and equipment	9,360	8,647
Furniture and office equipment	148	139
Leasehold improvements	594	550
Construction in progress	154	126
	14,504	13,541
Less accumulated depreciation and amortization	(9,814)	(8,876)
	$4,690	$4,665
Depreciation and amortization expense related to property, plant and equipment for fiscal 2025, 2024 and 2023 was $1.3 billion, $1.4 billion and $1.4 billion, respectively.
Goodwill and Other Intangible Assets. We allocate goodwill to our reporting units for impairment testing purposes. The following table presents the goodwill allocated to our segments, as described in Note 8, as well as the changes in the carrying amounts of goodwill during fiscal 2025 and 2024 (in millions):

	QCT	QTL	Total
Balance at September 24, 2023	$9,909	$733	$10,642
Acquisitions	126	—	126
Foreign currency translation adjustments	30	1	31
Balance at September 29, 2024 (1)	10,065	734	10,799
Acquisitions	526	—	526
Foreign currency translation adjustments	32	1	33
Balance at September 28, 2025 (1)	$10,623	$735	$11,358
(1) Cumulative goodwill impairments were $812 million at both September 28, 2025 and September 29, 2024.
The components of other intangible assets, net were as follows (in millions):

	September 28, 2025			September 29, 2024
	Gross Carrying Amount	Accumulated Amortization	Weighted-average amortization period (years)	Gross Carrying Amount	Accumulated Amortization	Weighted-average amortization period (years)
Technology-based	$2,553	$(1,421)	9	$2,498	$(1,275)	9
Other	70	(54)	11	69	(48)	11
	$2,623	$(1,475)	9	$2,567	$(1,323)	9
All of these intangible assets are subject to amortization, other than acquired in-process research and development which had no balance at September 28, 2025 and a carrying value of $188 million at September 29, 2024. Amortization expense related to these intangible assets was $321 million, $311 million and $418 million for fiscal 2025, 2024 and 2023, respectively. At September 28, 2025, amortization expense related to other intangible assets is expected to be $331 million, $241 million, $200 million, $155 million and $118 million for each of the five years from fiscal 2026 through 2030, respectively, and $103 million thereafter.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Method and Non-marketable Equity Investments. The carrying values of our equity method and non-marketable equity investments are recorded in other assets and were as follows (in millions):

	September 28, 2025	September 29, 2024
Equity method investments	$163	$154
Non-marketable equity investments (1)	1,216	1,187
	$1,379	$1,341
(1) Cumulative unrealized gains were $394 million and $370 million at September 28, 2025 and September 29, 2024, respectively. Cumulative unrealized losses, including impairments, were $457 million and $385 million at September 28, 2025 and September 29, 2024, respectively.

Other Current Liabilities (in millions)
	September 28, 2025	September 29, 2024
Customer incentives and other customer-related liabilities	$1,948	$2,480
Income taxes payable	1,007	1,080
Other	1,201	865
	$4,156	$4,425
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
QCT revenue streams were as follows (in millions):

	2025	2024	2023
Handsets (1)	$27,793	$24,863	$22,570
Automotive (2)	3,957	2,910	1,872
IoT (internet of things) (3)	6,617	5,423	5,940
Total QCT revenues	$38,367	$33,196	$30,382
(1) Includes revenues from products sold for use in mobile handsets.
(2) Includes revenues from products sold for use in automobiles, including connectivity, digital cockpit and ADAS/AD.
(3) Primarily includes products sold for use in the following industries and applications: consumer (including PCs, XR and other personal computing devices), edge networking (including mobile broadband and wireless access points) and industrial (including handhelds, retail, tracking and logistics and utilities).
Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods generally include certain sales-based royalty revenues related to system software, certain amounts related to customer incentives and QTL royalty revenues recognized related to devices sold in prior periods (including revenues resulting from certain settlements and adjustments to prior period royalty estimates, which includes the impact of the reporting by our licensees of actual royalties due) and were as follows (in millions):

	2025	2024	2023
Revenues recognized from previously satisfied performance obligations	$783	$558	$598
Remaining performance obligations, which are primarily included in unearned revenues (as presented on our consolidated balance sheet), represent the aggregate amount of the transaction price of certain customer contracts yet to be recognized as revenues as of the end of the reporting period and exclude revenues related to (a) contracts that have an original expected duration of one year or less and (b) sales-based royalties (i.e., future royalty revenues) pursuant to our license agreements. Our patent license agreements with key OEMs are generally long-term, with terms expiring at varying dates between fiscal 2027 and 2031. We generally seek to renew or renegotiate such license agreements prior to expiration.
Concentrations. A significant portion of our revenues are concentrated with a small number of customers/licensees of our QCT and QTL (Qualcomm Technology Licensing) segments. The comparability of customer/licensee concentrations for the periods presented are impacted by the timing of customer/licensee device launches and/or innovation cycles and other

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
seasonal trends, among other fluctuations in demand. Revenues from each customer/licensee that were 10% or greater of total revenues were as follows:

	2025	2024	2023
Customer/licensee (x)	21%	22%	27%
Customer/licensee (y)	20	19	21
Customer/licensee (z)	13	12	*
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
Other Income, Costs and Expenses. Other expenses in fiscal 2025 consisted of $39 million in restructuring and restructuring-related charges.
Other expenses in fiscal 2024 consisted primarily of $107 million in restructuring and restructuring-related charges (substantially all of which related to severance costs) and a $75 million charge related to the settlement of a securities class action lawsuit.
Other expenses in fiscal 2023 consisted of $712 million in total restructuring and restructuring-related charges (substantially all of which related to severance costs, resulting from certain cost reduction actions committed to in fiscal 2023) and a $150 million intangible asset impairment charge related to in-process research and development.
Discontinued Operations. In fiscal 2022, we and SSW Partners, a New York-based investment partnership, entered into and closed a definitive agreement to acquire Veoneer, Inc. (Veoneer). Total cash consideration paid in the transaction was $4.7 billion. We acquired Veoneer’s Arriver business and SSW Partners retained Veoneer’s Tier-1 automotive supplier businesses, primarily consisting of the Active Safety and the Restraint Control Systems businesses (the Non-Arriver businesses), with the intent to sell such businesses in multiple transactions. In exchange for us funding substantially all of the cash consideration payable in the transaction, we obtained the right to receive a majority of the proceeds upon the sale of the Non-Arriver businesses by SSW Partners. On June 1, 2023, SSW Partners completed the sale of Veoneer’s Active Safety business to Magna International Inc. for net cash proceeds of $1.5 billion. On March 1, 2024, SSW Partners completed the sale of Veoneer’s Restraint Control Systems business to American Industrial Partners Capital Fund VII. Although we did not own or operate the Non-Arriver businesses, we were the primary beneficiary, within the meaning of the FASB accounting guidance related to consolidation (ASC 810), of these businesses under the variable interest model, until sold by SSW. Factors considered in reaching this conclusion included, among others: (i) our involvement in the design of and our funding of substantially all of the total cash consideration payable in the transaction and (ii) our obligation to absorb losses and rights to receive returns from the Non-Arriver businesses. Accordingly, through the date of disposition by SSW Partners, the results of operations (including the gain or loss on sale, the amounts of which were not material) and cash flows of the Non-Arriver businesses are presented as discontinued operations, with the cash proceeds from those sales presented as investing activities.

Investment and Other Income, Net (in millions)
	2025	2024	2023
Interest and dividend income	$639	$675	$313
Net gains on marketable securities	254	14	75
Net gains on other investments	44	175	21
Net gains on deferred compensation plan assets	127	198	86
Impairment losses on other investments	(113)	(79)	(132)
Other	21	(21)	(14)
	$972	$962	$349

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Income Taxes
The components of the income tax provision from continuing operations were as follows (in millions):

	2025	2024	2023
Current provision:
Federal	$1,682	$1,306	$1,229
State	7	3	10
Foreign (1)	981	805	491
	2,670	2,114	1,730
Deferred provision (benefit):
Federal	4,373	(1,553)	(1,475)
State	(5)	(4)	(8)
Foreign (1)	84	(331)	(143)
	4,452	(1,888)	(1,626)
	$7,122	$226	$104
(1) The foreign component of the income tax provision included foreign withholding taxes on royalty revenues included in U.S. earnings.
The components of income from continuing operations before income taxes by U.S. and foreign jurisdictions were as follows (in millions):

	2025	2024	2023
United States	$11,174	$9,169	$6,400
Foreign	1,489	1,167	1,043
	$12,663	$10,336	$7,443
The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision from continuing operations (in millions, except percentages). A significant portion of our U.S. income qualifies for preferential treatment as FDII at a 13% effective tax rate.

	2025	2024	2023
Expected income tax provision at federal statutory tax rate	$2,659	$2,171	$1,563
Valuation allowance on federal deferred tax assets resulting from OBBB	5,724	—	—
Benefit from FDII deduction, excluding the impact of capitalizing research and development expenditures	(735)	(596)	(447)
Benefit from FDII deduction related to capitalizing research and development expenditures	(492)	(585)	(598)
Benefit related to research and development tax credits	(237)	(259)	(235)
Excess tax (benefit) deficiency associated with share-based awards	(120)	(176)	3
Foreign currency losses (gains) related to Korean withholding tax receivable	98	(21)	(66)
Benefit related to the transfer of intellectual property between foreign subsidiaries	(8)	(317)	—
Benefit from fiscal 2021 and 2022 FDII deductions related to a change in sourcing of research and development expenditures	—	—	(126)
Benefit from releasing valuation allowance on unutilized foreign loss carryforwards	—	—	(114)
Other	233	9	124
	$7,122	$226	$104
Effective tax rate	56%	2%	1%
On July 4, 2025, tax reform legislation included in the OBBB was enacted in the United States. The OBBB includes significant corporate tax reforms, including the permanent reinstatement of deducting domestic research and development expenditures as incurred beginning in fiscal 2026 (under prior law such expenditures were capitalized and amortized over five years). The legislation also modifies international tax provisions, including changes to the FDII regime. Specifically, it renames FDII as FDDEI, maintains the current FDDEI effective tax rate of 13% through fiscal 2026 and adjusts the FDDEI effective tax rate to a permanent 14% rate in fiscal 2027 (compared to 16% under prior law).

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As a result of these changes, we expect to be subject to CAMT beginning in fiscal 2026. CAMT imposes a 15% federal minimum tax on adjusted financial statement income, reduced by general business credits, including research and development credits. As we expect to perpetually be subject to CAMT, we no longer expect to realize substantially all of our existing federal deferred tax assets and recognized a charge of $5.7 billion to income tax expense to establish a valuation allowance in the fourth quarter of fiscal 2025. Changes in future taxable income (including less of our income qualifying for preferential treatment as FDDEI), tax laws (including changes to the CAMT rules) and other factors may change our determination regarding whether we will be able to realize our deferred tax assets. Our policy is to consider the impact of future years’ CAMT in our valuation allowance assessment of deferred tax assets.
Beginning in fiscal 2023 and through fiscal 2025, for federal income tax purposes, we were required to capitalize and amortize domestic research and development expenditures over five years (such expenditures were previously deducted as incurred). Our cash flows from operations were adversely affected due to significantly higher cash tax payments. However, since the resulting deferred tax asset was established at the statutory rate of 21% (rather than the current effective tax rate of 13% after considering the FDII deduction), capitalization favorably affected our total provision for income taxes and results of operations. With the enactment of OBBB, such impacts on our cash flows and tax provision are not expected to continue beginning in fiscal 2026.
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
Beginning in fiscal 2019, we applied for partial refund claims for taxes previously withheld from licensees in Korea on payments due under their license agreements to which we have claimed a foreign tax credit in the United States. As a result, $2.2 billion was recorded as noncurrent income taxes receivable (included in other assets) at both September 28, 2025 and September 29, 2024, and $2.6 billion and $2.5 billion were recorded as a noncurrent liability for uncertain tax benefits (included in other liabilities) at September 28, 2025 and September 29, 2024, respectively.
We had deferred tax assets and deferred tax liabilities as follows (in millions):

	September 28, 2025	September 29, 2024
Capitalized research and development expenditures	$4,194	$3,015
Unused tax credits	2,527	2,172
Customer incentives	790	769
Unused net operating losses	708	719
Accrued liabilities and reserves	410	397
Other	1,069	1,039
Total gross deferred tax assets	9,698	8,111
Valuation allowance	(8,016)	(2,061)
Total net deferred tax assets	1,682	6,050
Intangible assets	(367)	(388)
Operating lease assets	(256)	(248)
Unrealized gains on other investments and marketable securities	(212)	(169)
Other	(235)	(197)
Total deferred tax liabilities	(1,070)	(1,002)
Net deferred tax assets	$612	$5,048
Reported as:
Non-current deferred tax assets	$743	$5,162
Non-current deferred tax liabilities (1)	(131)	(114)
	$612	$5,048
(1) Non-current deferred tax liabilities were included in other liabilities in the consolidated balance sheets.
At September 28, 2025, we had unused foreign net operating loss carryforwards of $2.6 billion, of which substantially all may be carried forward indefinitely, unused state net operating loss carryforwards of $790 million expiring from 2026 through 2037 and unused federal net operating loss carryforwards of $90 million, of which substantially all expire from 2026 through 2037. At September 28, 2025, we had unused state tax credits of $2.1 billion, of which substantially all may be

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
carried forward indefinitely, unused federal tax credits of $363 million expiring from 2028 through 2035 and unused tax credits of $64 million in foreign jurisdictions expiring from 2031 through 2045.
At September 28, 2025, in addition to the $5.7 billion valuation allowance on federal deferred tax assets as a result of the enactment of OBBB, we have provided valuation allowances on certain state tax credits, foreign deferred tax assets and state net operating losses of $2.1 billion, $133 million and $38 million, respectively. The valuation allowances reflect our current expectations regarding our ability to generate sufficient future taxable income in certain tax jurisdictions to utilize our net deferred tax assets. We believe, more likely than not, that we will have sufficient taxable income to utilize our remaining deferred tax assets.
A summary of the changes in the amount of unrecognized tax benefits for fiscal 2025, 2024 and 2023 follows (in millions):

	2025	2024	2023
Beginning balance of unrecognized tax benefits	$2,450	$2,296	$2,191
Additions based on prior year tax positions	158	2	10
Reductions for prior year tax positions and lapse in statute of limitations	(93)	(1)	(63)
Additions for current year tax positions	153	153	158
Ending balance of unrecognized tax benefits	$2,668	$2,450	$2,296
Of the $2.7 billion of unrecognized tax benefits, $2.3 billion has been recorded to other liabilities. We believe that it is reasonably possible that our unrecognized tax benefits will change in fiscal 2026 and also certain amounts of which may result in cash payment in fiscal 2026. Unrecognized tax benefits at September 28, 2025 included $168 million for tax positions that, if recognized, would impact the effective tax rate. The unrecognized tax benefits differ from the amount that would affect our effective tax rate primarily because the unrecognized tax benefits were included on a gross basis and did not reflect related receivables or secondary impacts, such as the federal deduction for state taxes, adjustments to deferred tax assets and the valuation allowance that might be required if our tax positions are sustained. The increase in unrecognized tax benefits on prior year tax positions in fiscal 2025 relates primarily to transfer pricing positions taken in a foreign jurisdiction. The increase in unrecognized tax benefits for current year tax positions for the periods presented was primarily due to expected refunds of Korean withholding tax previously paid (which such increase had an insignificant impact to our income tax provision). If successful, the refund will result in a corresponding reduction in U.S. foreign tax credits. At September 28, 2025, total interest and penalties related to unrecognized tax benefits accrued in other current liabilities and other liabilities was $384 million, with a corresponding noncurrent income taxes receivable of $269 million recorded in other assets for expected refunds of certain tax benefits.
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
Cash amounts paid for income taxes, net of refunds received, were $3.1 billion, $3.3 billion and $1.4 billion for fiscal 2025, 2024 and 2023, respectively.
Note 4. Capital Stock
Stock Repurchase Program. During the first quarter of fiscal 2025, we utilized the remaining repurchase authority under the $10.0 billion stock repurchase program announced on October 12, 2021 and we began repurchases under the $15.0 billion stock repurchase program announced on November 6, 2024, which has no expiration date. At September 28, 2025, $7.2 billion remained authorized for repurchase under our stock repurchase program.
Shares Outstanding. Shares of common stock outstanding at September 28, 2025 were as follows (in millions):

Balance at September 29, 2024	1,113
Issued	17
Repurchased	(56)
Balance at September 28, 2025	1,074

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Employee Benefit Plans
Equity Compensation Plans. On March 18, 2025, our stockholders approved the Amended and Restated Qualcomm Incorporated 2023 Long-Term Incentive Plan (the 2023 Plan), including an increase in the share reserve by 23 million shares. The 2023 Plan provides for the grant of RSUs and other stock-based awards. The RSUs generally include dividend-equivalent rights and vest over three years from the date of grant. The Board of Directors may amend or terminate the 2023 Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval. At September 28, 2025, approximately 69 million shares were available for future grant under the 2023 Plan.
The following is a summary of employee RSU transactions that contain only service requirements to vest:

	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value
RSUs outstanding at September 29, 2024	28	$129.61
RSUs granted	22	163.17
RSUs canceled/forfeited	(2)	140.43
RSUs vested	(20)	133.93
RSUs outstanding at September 28, 2025	28	151.75
The weighted-average estimated grant date fair values of employee RSUs that contain only service requirements to vest granted during fiscal 2024 and 2023 were $134.31 and $116.80 per share, respectively. Upon vesting, we issue new shares of common stock. For the majority of RSUs, shares are issued on the vesting dates net of the amount of shares needed to satisfy statutory tax withholding requirements to be paid by us on behalf of the employees. As a result, the actual number of shares issued will be fewer than the number of RSUs outstanding. The annual pre-vest forfeiture rate for RSUs was estimated to be approximately 6%, 6% and 7% in fiscal 2025, 2024 and 2023, respectively.
At September 28, 2025, total unrecognized compensation expense related to such non-vested RSUs granted prior to that date was $3.6 billion, which is expected to be recognized over a weighted-average period of 1.8 years. The total vest-date fair value of such RSUs that vested during fiscal 2025, 2024 and 2023 was $3.3 billion, $4.0 billion and $2.1 billion, respectively. The total shares withheld to satisfy statutory tax withholding requirements related to all share-based awards were 7 million, 6 million and 4 million in fiscal 2025, 2024 and 2023, respectively and were based on the value of the awards on their vesting dates as determined by our closing stock price.
The total tax benefits realized, including the excess tax benefits, related to share-based awards during fiscal 2025, 2024 and 2023 were $683 million, $840 million and $435 million, respectively.
Employee Stock Purchase Plan. We have an employee stock purchase plan that allows eligible employees to purchase shares of common stock at 85% of the value of our common stock on specific dates through periodic payroll deductions. The shares reserved for future issuance under the employee stock purchase plan were 12 million at September 28, 2025. We recorded cash received from the exercise of purchase rights of $402 million, $379 million and $395 million during fiscal 2025, 2024 and 2023, respectively.
Share-based Compensation Expense. Total share-based compensation expense, related to all of our share-based awards, was comprised as follows (in millions):

	2025	2024	2023
Cost of revenues	$89	$89	$76
Research and development	2,141	2,024	1,911
Selling, general and administrative	553	535	497
Share-based compensation expense before income taxes	2,783	2,648	2,484
Related income tax benefit	(616)	(662)	(463)
	$2,167	$1,986	$2,021

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Debt
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
The following table provides a summary of our long-term debt:

	September 28, 2025			September 29, 2024
	Maturities	Amount (in millions)	Effective Rate	Maturities	Amount (in millions)	Effective Rate
Fixed-rate notes	2027 - 2053	$15,107	2.39% - 5.12%	2025 - 2053	$14,972	2.37% - 5.07%
Total principal		15,107			14,972
Unamortized discount, including debt issuance costs		(201)			(212)
Hedge accounting adjustments		(95)			(126)
Total long-term debt		$14,811			$14,634
Reported as:
Short-term debt		$—			$1,364
Long-term debt		14,811			13,270
Total		$14,811			$14,634
At September 28, 2025, future principal payments of our long-term debt were as follows (in millions):

2026	$—
2027	2,000
2028	962
2029	—
2030	1,700
Thereafter	10,445
Total	$15,107
At September 28, 2025, the aggregate fair value of the notes, based on Level 2 inputs, was approximately $14.2 billion.
At September 28, 2025, all of our outstanding long-term debt is comprised of unsecured fixed-rate notes. We may redeem the outstanding fixed-rate notes at any time in whole, or from time to time in part, at specified make-whole premiums as defined in the applicable form of note. The obligations under the notes rank equally in right of payment with all of our other senior unsecured indebtedness and will effectively rank junior to all liabilities of our subsidiaries.
The effective interest rates for the notes include the interest on the notes, amortization of the discount, which includes debt issuance costs, and if applicable, adjustments related to hedging. Interest is payable in arrears semi-annually for the notes. Cash interest paid related to our commercial paper program and long-term debt was $614 million, $656 million and $614 million during fiscal 2025, 2024 and 2023, respectively.
Interest Rate Swaps. At September 28, 2025 and September 29, 2024, we had outstanding interest rate swaps with an aggregate notional amount of $3.6 billion and $2.1 billion, respectively, that are designated as fair value hedges and allow us to effectively convert fixed-rate payments into floating-rate payments on a portion of our outstanding long-term debt.
Commercial Paper Program. We have an unsecured commercial paper program, which provides for the issuance of up to $4.5 billion. Net proceeds from this program are for general corporate purposes. Maturities of commercial paper can range from 1 to up to 397 days. At September 28, 2025 and September 29, 2024, we had no amounts of commercial paper outstanding.
Revolving Credit Facility. We have a Revolving Credit Facility that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.0 billion, which expires on August 8, 2029. At September 28, 2025 and September 29, 2024, no amounts were outstanding under the Revolving Credit Facility.
Debt Covenants. The Revolving Credit Facility requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement. We are not subject to any financial covenants under the notes nor any covenants that would prohibit us from incurring additional indebtedness ranking equal to the notes, paying dividends

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
or issuing securities or repurchasing securities issued by us or our subsidiaries. At September 28, 2025, we were in compliance with the applicable covenants under the Revolving Credit Facility.
Note 7. Commitments and Contingencies
Legal and Regulatory Proceedings.
ParkerVision, Inc. v. QUALCOMM Incorporated: On May 1, 2014, ParkerVision, Inc. (ParkerVision) filed a complaint against us in the United States District Court for the Middle District of Florida alleging that certain of our products infringed seven ParkerVision patents. ParkerVision subsequently reduced the number of patents asserted to three. The asserted patents are now expired, and injunctive relief is no longer available. ParkerVision continues to seek damages related to the sale of many of our radio frequency (RF) products sold between 2008 and 2018. On March 23, 2022, the district court entered judgment in our favor on all claims and closed the case. ParkerVision appealed to the United States Court of Appeals for the Federal Circuit (Federal Circuit), and on September 6, 2024, the Federal Circuit reversed the judgment of the district court, citing certain substantive and procedural issues, and remanded the case to the district court for further proceedings. Following a claim construction ruling by the district court, the parties agreed to a stipulated judgment of non-infringement with respect to certain of ParkerVision’s claims (Receiver Claims). On October 2, 2025, the court entered a final judgment in our favor with respect to the Receiver Claims and severed and stayed ParkerVision’s remaining claims (Transmitter Claims), pending appeal of the court’s claim construction ruling and resulting determination of non-infringement of the Receiver Claims. On October 6, 2025, ParkerVision filed a notice of appeal to the Federal Circuit. We have moved to dismiss ParkerVision’s appeal as procedurally improper. We intend to continue to vigorously defend ourselves in this matter.
Arm Ltd. v. QUALCOMM Incorporated: On August 31, 2022, Arm Ltd. (Arm) filed a complaint against us in the United States District Court for the District of Delaware. Our subsidiaries Qualcomm Technologies, Inc. and NuVia, Inc. (Nuvia) are also named in the complaint. The complaint alleges that following our acquisition of Nuvia, we and Nuvia breached Nuvia’s Architecture License Agreement with Arm (the Nuvia ALA) by failing to comply with the termination obligations under the Nuvia ALA. Arm is seeking specific performance, including that we cease all use of and destroy any technology that was developed under the Nuvia ALA, including processor core technology (which Arm alleges includes our custom Qualcomm Oryon CPU cores). On September 30, 2022, we filed our Answer and Counterclaim in response to Arm’s complaint denying Arm’s claims. Our counterclaim seeks a declaratory judgment that we did not breach the Nuvia ALA or the Technology License Agreement between Nuvia and Arm, and that, following the acquisition of Nuvia, our architected cores (including all further developments, iterations or instantiations of the technology we acquired from Nuvia) and System-on-Chip (SoC) products incorporating such cores are fully licensed under our existing Architecture License Agreement with Arm (the Qualcomm ALA) and Technology License Agreement with Arm (the Qualcomm TLA). A trial was held beginning on December 16, 2024, and on December 20, 2024, the jury found that (i) Qualcomm did not breach the Nuvia ALA and (ii) Qualcomm CPUs that include designs acquired in the Nuvia acquisition are licensed under the Qualcomm ALA. The jury was unable to reach a verdict with respect to Arm’s claim as to whether Nuvia breached the Nuvia ALA. The parties filed various post-trial motions, including motions for judgment as a matter of law. On September 30, 2025, the court entered a final judgment upholding the jury’s verdict in favor of Qualcomm, granting judgment to Nuvia, and dismissing Arm’s remaining claims. On October 1, 2025, Arm filed a notice of appeal to the United States Court of Appeals for the Third Circuit. We intend to continue to vigorously defend ourselves against Arm’s claims in this matter.
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
Contingent Losses and Other Considerations: Litigation and investigations are inherently uncertain, and we face difficulties in evaluating or estimating likely outcomes or ranges of possible loss, particularly in antitrust and trade regulation investigations. We have not recorded any accrual at September 28, 2025 for contingent losses associated with the matters described above based on our belief that losses, while reasonably possible, are not probable. Further, any possible amount or range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. We are engaged in numerous other legal actions not described above (including matters arising in the ordinary course of our business, such as

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
those relating to employment matters or the initiation or defense of proceedings relating to intellectual property rights, among others) and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
Purchase Obligations. We have agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Such agreements include multi-year capacity purchase commitments with certain suppliers of our integrated circuit products. Total advance payments related to multi-year capacity purchase commitments recorded on the consolidated balance sheets at September 28, 2025 and September 29, 2024 were $1.9 billion and $3.0 billion, respectively, of which $1.5 billion and $765 million were recorded in other current assets, respectively, and $357 million and $2.2 billion were recorded in other assets, respectively. Integrated circuit product inventory obligations represent purchase commitments (including those under multi-year capacity purchase commitments to the extent such minimum amounts are both fixed and determinable) for raw materials, semiconductor die, finished goods and manufacturing services, such as wafer bump, probe, assembly and final test. Under our manufacturing relationships with our foundry suppliers and assembly and test service providers, cancellation of outstanding purchase commitments is generally allowed but would require payment of costs incurred through the date of cancellation. Also, in some cases, we may be subject to incremental fees and/or the loss of amounts paid in advance due to capacity underutilization and/or the failure to meet minimum purchase volumes under multi-year capacity purchase commitments. Obligations under our purchase agreements, which primarily relate to integrated circuit product inventory obligations, at September 28, 2025 totaled $15.1 billion of which, $10.5 billion is expected to be paid in the next 12 months.
Operating Leases. We lease certain of our land, facilities and equipment under operating leases, with terms ranging from less than one year to 20 years, some of which include options to extend for up to 20 years. At September 28, 2025 and September 29, 2024, the weighted-average remaining lease term for operating leases was eight years and nine years, respectively. Operating lease expense was $184 million for both fiscal 2025 and 2024 and $204 million for fiscal 2023. At September 28, 2025, other assets included $735 million of operating lease assets, with corresponding lease liabilities of $102 million recorded in other current liabilities and $730 million recorded in other liabilities. At September 29, 2024, other assets included $719 million of operating lease assets, with corresponding lease liabilities of $98 million recorded in other current liabilities and $708 million recorded in other liabilities.
At September 28, 2025, future lease payments under our operating leases were as follows (in millions):

2026	$142
2027	137
2028	128
2029	120
2030	107
Thereafter	461
Total future lease payments	1,095
Imputed interest	(263)
Total lease liability balance	$832
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Our CODM uses revenues and earnings (loss) before income taxes (EBT) to evaluate performance and allocate resources for our segments primarily through our budget and forecasting process. Our CODM primarily uses these metrics by comparing actual results to forecasted and prior period results. Segment EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense (the majority of which is allocated to QCT). Certain income and charges are not allocated to segments in our management reports because they are not considered in evaluating the segments’ operating performance. Unallocated income and charges include certain interest expense, certain net investment income, share-based compensation, gains and losses on our deferred compensation plan liabilities and related assets and certain research and development (R&D) expenses, certain selling, general and administrative (SG&A) expenses and other expenses or income that were deemed to be not directly related to the businesses of the segments. Additionally, unallocated charges include amortization of certain intangible assets and certain other acquisition-related charges, third-party acquisition and integration services costs and certain other items, which may include major restructuring and restructuring-related costs, asset impairment charges and awards, settlements and/or damages arising from legal or regulatory matters and recognition of the step-up of inventories and property, plant and equipment to fair value. Our CODM does not evaluate our operating segments using discrete asset information.
The table below presents revenues, EBT and significant expense categories regularly provided to the CODM for reportable segments (in millions):

	2025	2024	2023
QCT:
Revenues	$38,367	$33,196	$30,382
Cost of revenues	19,302	16,648	15,367
Operating expenses (R&D and SG&A)	7,395	7,021	7,091
EBT	$11,670	$9,527	$7,924
QTL:
Revenues	$5,582	$5,572	$5,306
Costs and expenses (1)	1,539	1,545	1,678
EBT	$4,043	$4,027	$3,628
QSI:
Revenues	$—	$18	$28
Cost of revenues	—	7	15
Operating expenses	13	12	12
Investment and other income (expense), net	193	105	(13)
EBT	$180	$104	$(12)
(1) Substantially all of QTL’s costs and expenses are comprised of operating expenses.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated revenues and EBT include the following reconciling items (in millions):

	2025	2024	2023
Revenues:
Reportable segments	$43,949	$38,786	$35,716
Nonreportable segments	192	176	144
Unallocated revenues	143	—	(40)
	$44,284	$38,962	$35,820
EBT:
Reportable segments	$15,893	$13,658	$11,540
Nonreportable segments	(39)	(14)	(38)
Unallocated revenues	143	—	(40)
Unallocated cost of revenues	(270)	(229)	(205)
Unallocated research and development expenses	(2,357)	(2,277)	(2,034)
Unallocated selling, general and administrative expenses	(783)	(781)	(588)
Unallocated other expense (Note 2)	(39)	(179)	(862)
Unallocated interest expense	(664)	(697)	(694)
Unallocated investment and other income, net	779	855	364
	$12,663	$10,336	$7,443
Certain revenues were not allocated to our segments in our management reports because they were not considered in evaluating segment results. Unallocated revenues in fiscal 2025 were comprised of licensing revenues resulting from a recent settlement of a licensing dispute.
The net book value of long-lived tangible assets located outside of the U.S. (the majority of which is located in Taiwan and the rest of the Asia-Pacific region) was $3.4 billion and $3.5 billion at September 28, 2025 and September 29, 2024, respectively. The net book value of long-lived tangible assets located in the U.S. was $2.0 billion and $1.9 billion at September 28, 2025 and September 29, 2024, respectively.
We report revenues by country based on our customer’s/licensee’s headquarters. As a result, the revenues by country presented herein are not necessarily indicative of the country in which the device containing our products and/or intellectual property are ultimately sold to consumers. Revenues by country were as follows (in millions, except percentages):

	2025		2024		2023
China (including Hong Kong)	$20,340	46%	$17,826	46%	$13,386	37%
United States	10,515	24	9,686	25	10,503	29
South Korea	9,542	21	7,995	20	8,075	23
Other foreign	3,887	9	3,455	9	3,856	11
	$44,284	100%	$38,962	100%	$35,820	100%
Note 9. Acquisitions
Pending. On June 9, 2025, we announced that we reached an agreement to acquire Alphawave IP Group plc (Alphawave) at an implied enterprise value of approximately $2.4 billion (as of the announcement date). The purchase price will be paid in cash or, if validly elected by eligible shareholders of Alphawave, in shares of our common stock or securities exchangeable for shares of our common stock (Stock Consideration). The accounting purchase price we record for the transaction could differ significantly from the aforementioned amount due to movements in the price of our common stock and the number of Alphawave shareholders that elect for Stock Consideration, among other factors. Alphawave is a developer of high-speed wired connectivity and compute technologies delivering IP, custom silicon, connectivity products and chiplets. The acquisition aims to further accelerate, and provide key assets for, our expansion into data centers. The acquisition was approved by the requisite majority of Alphawave’s shareholders on August 5, 2025. The acquisition is subject to certain other closing conditions, including receipt of regulatory approvals. Subject to the satisfaction of these conditions, this acquisition is expected to complete during the first quarter of calendar 2026. In connection with the pending acquisition, we agreed to restrict the use of $2.3 billion in cash, which is presented as restricted cash on our consolidated balance sheet, for the purpose of satisfying payment of the consideration to effect the acquisition.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Completed. During fiscal 2025, we acquired seven businesses for a total accounting purchase price of $668 million. These acquisitions were primarily for the purpose of executing on certain products and technology that support our diversification strategy in QCT industrial IoT and automotive. The acquired assets primarily consisted of $122 million of intangible assets and $526 million of goodwill, which was allocated to our QCT segment and which is primarily attributable to assembled workforce and certain synergies expected to arise after the acquisition.
Note 10. Fair Value Measurements and Marketable Securities
The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 28, 2025 (in millions):

	Level 1	Level 2	Total
Assets:
Cash equivalents	$2,890	$437	$3,327
Marketable securities:
Corporate bonds and notes	$—	$3,309	$3,309
Mortgage- and asset-backed securities	—	802	802
U.S. Treasury securities and government-related securities	110	62	172
Equity securities	352	—	352
Total marketable securities	462	4,173	4,635
Derivative instruments	—	59	59
Other investments (1)	1,099	—	1,099
Total assets measured at fair value	$4,451	$4,669	$9,120
Liabilities:
Derivative instruments	$—	$163	$163
Other liabilities (1)	1,095	—	1,095
Total liabilities measured at fair value	$1,095	$163	$1,258
(1) Other investments and other liabilities included in Level 1 are comprised of our deferred compensation plan assets and liabilities.
At September 28, 2025 and September 29, 2024, our marketable securities were all classified as current and were primarily comprised of available-for-sale debt securities (the vast majority of which were corporate bonds and notes).
The contractual maturities of available-for-sale debt securities were as follows (in millions):

September 28, 2025
Years to Maturity:
Less than one year	$1,041
One to five years	2,431
Five to ten years	9
No single maturity date	802
Total	$4,283
Debt securities with no single maturity date included mortgage- and asset-backed securities.

SCHEDULE II
QUALCOMM Incorporated
VALUATION AND QUALIFYING ACCOUNTS

The table below details the activity of the valuation allowance on deferred tax assets for fiscal 2025, 2024 and 2023 (in millions):

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Other	Balance at End of Period
Year ended September 28, 2025	$2,061	$5,915	$40	$8,016
Year ended September 29, 2024	1,803	258	—	2,061
Year ended September 24, 2023	2,223	(420)	—	1,803

S-1