Form 10-Q
period 2025-12-28
QUALCOMM INC/DE
filed 2026-02-04
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2025
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock was 1,067 million at February 2, 2026.

QUALCOMM Incorporated
Form 10-Q
For the Quarter Ended December 28, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)
(Unaudited)

	December 28, 2025	September 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$7,205	$5,520
Restricted cash	—	2,323
Marketable securities	4,617	4,635
Accounts receivable, net	4,153	4,315
Inventories	6,665	6,526
Other current assets	1,968	2,435
Total current assets	24,608	25,754
Property, plant and equipment, net	4,893	4,690
Goodwill	14,183	11,358
Other intangible assets, net	1,627	1,148
Other assets	7,723	7,193
Total assets	$53,034	$50,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,709	$2,791
Payroll and other benefits related liabilities	1,505	1,839
Unearned revenues	379	358
Other current liabilities	5,229	4,156
Total current liabilities	9,822	9,144
Unearned revenues	79	71
Long-term debt	14,817	14,811
Other liabilities	5,243	4,911
Total liabilities	29,961	28,937

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,074 and 1,074 shares issued and outstanding, respectively	—	—
Retained earnings	22,498	20,646
Accumulated other comprehensive income	575	560
Total stockholders’ equity	23,073	21,206
Total liabilities and stockholders’ equity	$53,034	$50,143

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 28, 2025	December 29, 2024
Revenues:
Equipment and services	$10,466	$9,942
Licensing	1,786	1,727
Total revenues	12,252	11,669
Costs and expenses:
Cost of revenues	5,568	5,161
Research and development	2,453	2,230
Selling, general and administrative	865	723
Total costs and expenses	8,886	8,114
Operating income	3,366	3,555
Interest expense	(169)	(163)
Investment and other income, net	350	243
Income before income taxes	3,547	3,635
Income tax expense	(543)	(455)
Net income	$3,004	$3,180

Basic earnings per share	$2.81	$2.86
Diluted earnings per share	$2.78	$2.83
Shares used in per share calculations:
Basic	1,070	1,110
Diluted	1,079	1,122

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	December 28, 2025	December 29, 2024
Net income	$3,004	$3,180
Other comprehensive income, net of income taxes:
Foreign currency translation gains (losses)	21	(216)
Net unrealized gains (losses) on available-for-sale debt securities	2	(39)
Net unrealized losses on derivative instruments	(2)	(58)
Other gains	—	1
Other reclassifications included in net income	(6)	(2)
Total other comprehensive income (loss)	15	(314)
Comprehensive income	$3,019	$2,866

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	December 28, 2025	December 29, 2024
Operating Activities:
Net income	$3,004	$3,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	393	436
Income tax provision in excess of income tax payments	291	247
Share-based compensation expense	888	759
Net gains on marketable securities and other investments	(165)	(45)
Other items	(40)	(23)
Changes in assets and liabilities:
Accounts receivable, net	243	392
Inventories	(99)	111
Other assets	553	148
Trade accounts payable	(73)	11
Payroll, benefits and other liabilities	100	(541)
Unearned revenues	(130)	(88)
Net cash provided by operating activities	4,965	4,587
Investing Activities:
Capital expenditures	(549)	(277)
Purchases of debt and equity marketable securities	(883)	(914)
Proceeds from sales and maturities of debt and equity marketable securities	767	752
Acquisitions and other investments, net of cash acquired	(1,090)	(260)
Other items	34	28
Net cash used by investing activities	(1,721)	(671)
Financing Activities:
Proceeds from short-term debt	—	500
Repayment of short-term debt	—	(500)
Repurchases and retirements of common stock	(2,650)	(1,750)
Dividends paid	(949)	(942)
Payments of tax withholdings related to vesting of share-based awards	(280)	(315)
Other items	(3)	(1)
Net cash used by financing activities	(3,882)	(3,008)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(44)
Net (decrease) increase in total cash, cash equivalents and restricted cash	(638)	864
Total cash and cash equivalents at beginning of period (including $2,323 classified as restricted cash at September 28, 2025)	7,843	7,849
Total cash and cash equivalents at end of period	$7,205	$8,713

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	December 28, 2025	December 29, 2024
Total stockholders’ equity, beginning balance	$21,206	$26,274

Common stock and paid-in capital:
Balance at beginning of period	$—	$—
Common stock issued under employee benefit plans	—	1
Repurchases and retirements of common stock	(2,500)	(476)
Share-based compensation	920	790
Tax withholdings related to vesting of share-based payments	(280)	(315)
Common stock issued in acquisition	1,860	—
Balance at end of period	—	—

Retained earnings:
Balance at beginning of period	20,646	25,687
Net income	3,004	3,180
Repurchases and retirements of common stock	(168)	(1,286)
Dividends	(984)	(974)
Balance at end of period	22,498	26,607

Accumulated other comprehensive income:
Balance at beginning of period	560	587
Other comprehensive income (loss)	15	(314)
Balance at end of period	575	273

Total stockholders’ equity, ending balance	$23,073	$26,880

Dividends per share announced	$0.89	$0.85

See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation and Significant Accounting Policies Update
Financial Statement Preparation. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all normal recurring adjustments necessary for a fair statement of the results for the interim periods. These condensed consolidated financial statements are unaudited and should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended September 28, 2025. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three months ended December 28, 2025 and December 29, 2024 included 13 weeks. Our fiscal year for 2026 will include 52 weeks.
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
Recent Accounting Pronouncements.
Income Tax Disclosures: In December 2023, the FASB issued new requirements to disclose annually certain additional detailed income tax information related to the effective tax rate reconciliation and income taxes paid, among other items. We will adopt the new requirements for our annual periods starting in fiscal 2026, which can be applied on a retrospective or prospective basis.
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
Note 2. Composition of Certain Financial Statement Items

Inventories (in millions)
	December 28, 2025	September 28, 2025
Raw materials	$352	$336
Work-in-process	4,026	3,985
Finished goods	2,287	2,205
	$6,665	$6,526
We have multi-year capacity purchase commitments with certain suppliers of our integrated circuit products. Total advance payments related to multi-year capacity purchase commitments recorded on our condensed consolidated balance sheets at December 28, 2025 and September 28, 2025 were $1.2 billion and $1.9 billion, respectively, of which $831 million and $1.5 billion were recorded in other current assets, respectively, and $331 million and $357 million were recorded in other assets, respectively.

Other Current Liabilities (in millions)
	December 28, 2025	September 28, 2025
Customer incentives and other customer-related liabilities	$2,639	$1,948
Income taxes payable	1,245	1,007
Other	1,345	1,201
	$5,229	$4,156

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Interest Rate Swaps. At December 28, 2025 and September 28, 2025, we had outstanding interest rate swaps with an aggregate notional amount of $5.0 billion and $3.6 billion, respectively, that are designated as fair value hedges and allow us to effectively convert fixed-rate payments into floating-rate payments on a portion of our outstanding long-term debt.
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
QCT revenue streams were as follows (in millions):

	Three Months Ended
	December 28, 2025	December 29, 2024
Handsets (1)	$7,824	$7,574
Automotive (2)	1,101	961
IoT (internet of things) (3)	1,688	1,549
Total QCT revenues	$10,613	$10,084
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

	Three Months Ended
	December 28, 2025	December 29, 2024
Revenues recognized from previously satisfied performance obligations	$206	$263
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

	Three Months Ended
	December 28, 2025	December 29, 2024
Customer/licensee (x)	25%	24%
Customer/licensee (y)	16	15
Customer/licensee (z)	11	14

Investment and Other Income, Net (in millions)
	Three Months Ended
	December 28, 2025	December 29, 2024
Interest and dividend income	$136	$169
Net (losses) gains on marketable securities	(55)	19
Net gains on other investments	210	30
Net gains on deferred compensation plan assets	43	15
Impairment losses on other investments	(12)	(24)
Other	28	34
	$350	$243
Note 3. Income Taxes
We estimate our annual effective income tax rate to be 15% for fiscal 2026, which is lower than the U.S. federal statutory rate, primarily because a significant portion of our income qualifies as foreign-derived deduction eligible income (FDDEI) at a 13% effective tax rate, and due to benefits from the federal research and development tax credit. These benefits are partially offset by changes in the valuation allowance on our federal deferred tax assets (because we expect to be perpetually subject to corporate alternative minimum tax (CAMT)) and foreign currency losses related to our refund claim of Korean withholding tax.
Our effective tax rate for the first quarter of fiscal 2026 was 15%. Our effective tax rate for the first quarter of fiscal 2025 was 13%, which reflected additional FDDEI benefits from the requirement to capitalize research and development expenditures for federal tax purposes (under prior tax law), partially offset by $107 million of net discrete tax charges, which principally related to foreign currency losses related to our refund claim of Korean withholding tax.
During the fourth quarter of fiscal 2025, tax reform legislation included in the One Big Beautiful Bill Act (OBBB) was enacted in the United States. The OBBB included significant corporate tax reforms, including changes to the FDDEI regime and changes allowing domestic research and development expenditures to be deducted as incurred beginning in fiscal 2026 (under prior law such expenditures were capitalized and amortized over five years). The current deduction of domestic research and development expenditures will have a favorable effect on our cash flows from operations due to significantly lower cash tax payments compared to fiscal 2025. However, it adversely affects our effective tax rate by reducing our FDDEI benefits beginning in fiscal 2026. As a result of these changes, we expect to be subject to CAMT, which imposes a 15% federal minimum tax on adjusted financial statement income, reduced by general business credits, including research and development credits. As we expect to perpetually be subject to CAMT, we have established a valuation allowance on substantially all of our existing federal deferred tax assets since the fourth quarter of fiscal 2025. Changes in future taxable income (including less of our income qualifying for preferential treatment as FDDEI), tax laws (including changes to the CAMT rules) and other factors may change our determination regarding whether we will be able to realize our deferred tax assets.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4. Capital Stock
Stock Repurchase Program. On November 6, 2024, we announced a $15.0 billion stock repurchase program. The stock repurchase program has no expiration date. At December 28, 2025, $4.6 billion remained authorized for repurchase under our stock repurchase program.
Shares Outstanding. Shares of common stock outstanding at December 28, 2025 were as follows (in millions):

Balance at September 28, 2025	1,074
Issued	15
Repurchased	(15)
Balance at December 28, 2025	1,074
Earnings Per Common Share. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed by dividing net income by the combination of the weighted-average number of common shares outstanding and the weighted-average number of dilutive common share equivalents, primarily comprised of shares issuable under our share-based compensation plans, during the reporting period, using the treasury stock method. The following table provides information about the diluted earnings per share calculation (in millions):

	Three Months Ended
	December 28, 2025	December 29, 2024
Dilutive common share equivalents included in diluted shares	9	12
Shares of common stock equivalents not included because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period	11	1
Note 5. Commitments and Contingencies
Legal and Regulatory Proceedings.
ParkerVision, Inc. v. QUALCOMM Incorporated: On May 1, 2014, ParkerVision, Inc. (ParkerVision) filed a complaint against us in the United States District Court for the Middle District of Florida alleging that certain of our products infringed seven ParkerVision patents. ParkerVision subsequently reduced the number of patents asserted to three. The asserted patents are now expired, and injunctive relief is no longer available. ParkerVision continues to seek damages related to the sale of many of our radio frequency (RF) products sold between 2008 and 2018. On March 23, 2022, the district court entered judgment in our favor on all claims and closed the case. ParkerVision appealed to the United States Court of Appeals for the Federal Circuit (Federal Circuit), and on September 6, 2024, the Federal Circuit reversed the judgment of the district court, citing certain substantive and procedural issues, and remanded the case to the district court for further proceedings. Following a claim construction ruling by the district court, the parties agreed to a stipulated judgment of non-infringement with respect to certain of ParkerVision’s claims (Receiver Claims). On October 2, 2025, the court entered a final judgment in our favor with respect to the Receiver Claims and severed and stayed ParkerVision’s remaining claims (Transmitter Claims), pending appeal of the court’s claim construction ruling and resulting determination of non-infringement of the Receiver Claims. ParkerVision has appealed to the Federal Circuit. We intend to continue to vigorously defend ourselves in this matter.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
On April 18, 2024, we filed a separate complaint, captioned QUALCOMM Incorporated v. Arm Holdings plc f/k/a Arm Ltd., in the United States District Court for the District of Delaware. The complaint alleges that Arm has breached the Qualcomm ALA by failing to provide certain deliverables that Arm is obligated to provide. The complaint seeks an order that Arm comply with its contractual obligations, damages, and additional relief. On December 16, 2024, we filed a First Amended Complaint alleging additional causes of action based on Arm improperly seeking to terminate the Qualcomm ALA and improperly publicizing that it was seeking to terminate the Qualcomm ALA. On June 3, 2025, we filed a Second Amended Complaint to add a claim that Arm has breached the Qualcomm TLA by failing to provide license offers at commercially reasonable prices and terms. Arm has moved to dismiss our amended complaint. On January 8, 2026, we filed a substantially identical complaint against Arm Ltd., which was subsequently consolidated with the Arm Holdings plc complaint. Trial is scheduled to begin on October 5, 2026.
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
Contingent Losses and Other Considerations: Litigation and investigations are inherently uncertain, and we face difficulties in evaluating or estimating likely outcomes or ranges of possible loss, particularly in antitrust and trade regulation investigations. We have not recorded any accrual at December 28, 2025 for contingent losses associated with the matters described above based on our belief that losses, while reasonably possible, are not probable. Further, any possible amount or range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. We are engaged in numerous other legal actions not described above (including matters arising in the ordinary course of our business, such as those relating to employment matters or the initiation or defense of proceedings relating to intellectual property rights, among others) and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
Note 6. Segment Information
We are organized on the basis of products and services and have three reportable segments. Our operating segments reflect the way our businesses and management/reporting structure are organized internally and the way our Chief Operating Decision Maker (CODM), who is our CEO, reviews financial information, makes operating decisions and assesses business performance. We also consider, among other items, the way budgets and forecasts are prepared and reviewed and the basis on which executive compensation is determined, as well as the similarities and the level of centralized resource planning within our operating segments, such as the nature of products, the level of shared products, technology and other resources, production processes and customer base. We conduct business primarily through our QCT semiconductor business and our QTL licensing business. QCT develops and supplies integrated circuit platforms and system software with advanced connectivity and high-performance, low-power computing technologies for use in mobile devices; automotive systems for connectivity, digital cockpit and ADAS/AD; and IoT including consumer electronic devices, industrial devices and edge networking products. QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products. Our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments. We also have nonreportable segments, including QGOV (Qualcomm Government Technologies) and our Data Center business.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our CODM uses revenues and earnings (loss) before income taxes (EBT) to evaluate performance and allocate resources for our segments primarily through our budget and forecasting process. Our CODM primarily uses these metrics by comparing actual results to forecasted and prior period results. Segment EBT includes the allocation of certain corporate expenses to the segments, including depreciation and amortization expense (as presented on the condensed consolidated statements of cash flows, the majority of which is allocated to QCT). Certain income and charges are not allocated to segments in our management reports because they are not considered in evaluating the segments’ operating performance. Unallocated income and charges include certain interest expense, certain net investment income, share-based compensation, gains and losses on our deferred compensation plan liabilities and related assets, certain research and development (R&D) expenses, certain selling, general and administrative (SG&A) expenses and other expenses or income that were deemed to be not directly related to the businesses of the segments. Additionally, unallocated charges include amortization of certain intangible assets and certain other acquisition-related charges, third-party acquisition and integration services costs and certain other items, which may include major restructuring and restructuring-related costs, asset impairment charges and awards, settlements and/or damages arising from legal or regulatory matters and recognition of the step-up of inventories and property, plant and equipment to fair value. Our CODM does not evaluate our operating segments using discrete asset information.
The table below presents revenues and EBT for reportable segments (in millions):

	Three Months Ended
	December 28, 2025	December 29, 2024
QCT:
Revenues	$10,613	$10,084
Cost of revenues	5,446	5,064
Operating expenses (R&D and SG&A)	1,865	1,774
EBT	$3,302	$3,246
QTL:
Revenues	$1,592	$1,535
Costs and expenses (1)	361	377
EBT	$1,231	$1,158
QSI:
Revenues	$—	$—
Operating expenses	3	3
Investment and other income, net	182	22
EBT	$179	$19
(1) Substantially all of QTL’s costs and expenses are comprised of operating expenses.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidated revenues and EBT include the following reconciling items (in millions):

	Three Months Ended
	December 28, 2025	December 29, 2024
Revenues
Reportable segments	$12,205	$11,619
Nonreportable segments	47	50
	$12,252	$11,669
EBT
Reportable segments	$4,712	$4,423
Nonreportable segments	(85)	—
Unallocated cost of revenues	(82)	(59)
Unallocated R&D expenses	(698)	(598)
Unallocated SG&A expenses	(300)	(189)
Unallocated interest expense	(169)	(163)
Unallocated investment and other income, net	169	221
	$3,547	$3,635
Note 7. Fair Value Measurements and Marketable Securities
The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 28, 2025 (in millions):

	Level 1	Level 2	Total
Assets
Cash equivalents	$1,863	$559	$2,422
Marketable securities:
Corporate bonds and notes	—	3,344	3,344
Mortgage- and asset-backed securities	—	869	869
U.S. Treasury securities and government-related securities	91	106	197
Equity securities	207	—	207
Total marketable securities	298	4,319	4,617
Derivative instruments	—	65	65
Other investments (1)	1,196	—	1,196
Total assets measured at fair value	$3,357	$4,943	$8,300
Liabilities
Derivative instruments	$—	$168	$168
Other liabilities (1)	1,192	—	1,192
Total liabilities measured at fair value	$1,192	$168	$1,360
(1) Other investments and other liabilities included in Level 1 are comprised of our deferred compensation plan assets and liabilities.
Long-term Debt. At December 28, 2025, the aggregate fair value of our outstanding fixed-rate notes, based on Level 2 inputs, was approximately $14.2 billion.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Marketable Securities. At December 28, 2025 and September 28, 2025, our marketable securities were all classified as current and were primarily comprised of available-for-sale debt securities (the vast majority of which were corporate bonds and notes).
The contractual maturities of available-for-sale debt securities were as follows (in millions):

December 28, 2025
Years to Maturity
Less than one year	$910
One to five years	2,631
No single maturity date	869
Total	$4,410
Debt securities with no single maturity date included mortgage- and asset-backed securities.
Note 8. Acquisitions
Alphawave. On December 18, 2025 (the Closing Date), we completed the acquisition of Alphawave IP Group plc (Alphawave) for $2.3 billion, which primarily consisted of $1.8 billion of equity consideration from the issuance of 11 million shares of our common stock, which includes certain securities exchangeable for shares of our common stock (Exchangeable Shares), and $301 million of cash consideration. Alphawave develops high-speed wired connectivity technologies delivering IP, custom silicon and connectivity products. The acquisition is intended to further accelerate, and provide key assets for, our expansion into data centers.
In connection with the acquisition, we issued Exchangeable Shares of Aqua ExchangeCo ULC, an indirect, wholly-owned subsidiary of QUALCOMM Incorporated, to certain Alphawave executives in exchange for their outstanding capital stock. The Exchangeable Shares (no par value; unlimited shares authorized; 4 million shares issued and outstanding as of December 28, 2025) are exchangeable for our common stock on a one-for-one basis and are substantially the economic equivalent of our common stock. The issued and outstanding Exchangeable Shares have been presented together with our common stock in our condensed consolidated financial statements. The Exchangeable Shares had an estimated fair value of $746 million, of which $453 million is included within the $2.3 billion purchase price and the remainder is subject to a four-year service requirement post-acquisition and will be recognized as compensation expense.
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

Cash	$51
Intangible assets subject to amortization	239
In-process research and development (IPR&D)	107
Goodwill	2,210
Other assets	316
Total assets	2,923
Convertible debt (1)	(278)
Other liabilities	(366)
Total liabilities	(644)
Net assets acquired	$2,279
(1) Alphawave's outstanding unsecured convertible bonds are expected to settle within approximately 60 days of the Closing Date. At December 28, 2025, the fair value of the convertible debt, based on Level 3 inputs, was approximately $279 million.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Goodwill related to this transaction was allocated to our Data Center operating segment and is not deductible for tax purposes. Goodwill is primarily attributable to assembled workforce which we expect will help accelerate our expansion into data centers, and certain revenue synergies expected to arise after the acquisition such as anticipated growth from new product sales. Acquired intangible assets subject to amortization primarily consists of completed technology that will be amortized on a straight-line basis over the weighted-average useful life of five years. We valued the completed technology and IPR&D using an income approach based on significant unobservable inputs.
Pro forma results of operations have not been presented because the effects of this acquisition were not material to our consolidated results of operations.
Other. During the first quarter of fiscal 2026, we acquired four other businesses for a total accounting purchase price of $846 million. These acquisitions were primarily for the purpose of executing on certain products and technology that support our QCT business, including our diversification strategy. The acquired assets primarily consisted of $226 million of intangible assets and $611 million of goodwill, which was allocated to our QCT segment and which is primarily attributable to assembled workforce and certain synergies expected to arise after the acquisitions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in “Part I, Item 1” of this Quarterly Report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended September 28, 2025 contained in our 2025 Annual Report on Form 10-K.
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
First Quarter Fiscal 2026 Overview
Revenues for the first quarter of fiscal 2026 were $12.3 billion, an increase of 5% compared to the year ago quarter, with net income of $3.0 billion, a decrease of 6% compared to the year ago quarter. Key items from the first quarter of fiscal 2026 included:
•QCT revenues increased by 5% in the first quarter of fiscal 2026 compared to the year ago quarter due to higher handsets, automotive and IoT revenues.
•QTL revenues increased by 4% in the first quarter of fiscal 2026 compared to the year ago quarter, primarily due to an increase in estimated sales of cellular products.
•On December 18, 2025, we completed the acquisition of Alphawave IP Group plc (Alphawave) for $2.3 billion. Alphawave develops high-speed wired connectivity technologies delivering IP, custom silicon and connectivity products. The acquisition is intended to further accelerate, and provide key assets for, our expansion into data centers. Additional information related to this acquisition is included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 8. Acquisitions.”
Our Business and Operating Segments
We develop and commercialize foundational technologies and products used across industries and applications from mobile devices to other areas including automotive and the internet of things (IoT). We derive revenues principally from sales of integrated circuit products and licensing our intellectual property, including patents and other rights.
We are organized on the basis of products and services and have three reportable segments. We conduct business primarily through our QCT (Qualcomm CDMA Technologies) semiconductor business and our QTL (Qualcomm Technology Licensing) licensing business. Our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments. We also have nonreportable segments, including QGOV (Qualcomm Government Technologies) and our Data Center business.

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
Results of Operations

Revenues (in millions)
	Three Months Ended
	December 28, 2025	December 29, 2024	Change
Equipment and services	$10,466	$9,942	$524
Licensing	1,786	1,727	59
	$12,252	$11,669	$583
First quarter 2026 vs. 2025
The increase in revenues in the first quarter fiscal 2026 was primarily due to:
+    $528 million in higher equipment and services revenues from our QCT segment
+    $57 million in higher licensing revenues from our QTL segment

Costs and Expenses (in millions, except percentages)
	Three Months Ended
	December 28, 2025	December 29, 2024	Change
Cost of revenues	$5,568	$5,161	$407
Gross margin	55%	56%
First quarter 2026 vs. 2025
Gross margin percentage decreased in the first quarter of fiscal 2026 primarily due to a decrease in QCT gross margin percentage.

	Three Months Ended
	December 28, 2025	December 29, 2024	Change
Research and development	$2,453	$2,230	$223
% of revenues	20%	19%
First quarter 2026 vs. 2025
The increase in research and development expenses in the first quarter of fiscal 2026 was primarily due to:
+    $121 million increase driven by higher costs related to the development of wireless and integrated circuit technologies (including investments in key growth and diversification opportunities)
+    $85 million increase in share-based compensation expense
We expect to continue investing in key growth and diversification initiatives. The increase in our share-based compensation expense includes the replacement of our annual cash incentive awards for fiscal 2026 and 2027 with a two-year equity award for our broader non-executive leadership team. This approach is designed to motivate and retain our team to execute our long-term diversification strategy, while further aligning their compensation with the interests of our stockholders.

	Three Months Ended
	December 28, 2025	December 29, 2024	Change
Selling, general and administrative	$865	$723	$142
% of revenues	7%	6%
First quarter 2026 vs. 2025
The increase in selling, general and administrative expenses in the first quarter of fiscal 2026 was primarily due to:
+    $50 million increase in share-based compensation expense
+    $40 million increase in acquisition-related expenses
+    $31 million increase in sales and marketing expenses (including investments in key growth and diversification initiatives)

Interest Expense and Investment and Other Income, Net (in millions)
	Three Months Ended
	December 28, 2025	December 29, 2024	Change
Interest expense	$169	$163	$6

Investment and other income, net
Interest and dividend income	$136	$169	$(33)
Net (losses) gains on marketable securities	(55)	19	(74)
Net gains on other investments	210	30	180
Net gains on deferred compensation plan assets	43	15	28
Impairment losses on other investments	(12)	(24)	12
Other	28	34	(6)
	$350	$243	$107
Net gains on other investments in the first quarter of fiscal 2026 was primarily driven by observable price changes on certain of our QSI non-marketable equity investments.
Income Tax Expense (in millions, except percentages)
The following table summarizes the primary factors that caused our income tax provision to differ from the expected income tax provision at the U.S. federal statutory rate:

	Three Months Ended
	December 28, 2025	December 29, 2024
Expected income tax provision at federal statutory tax rate	$745	$763
Benefit from foreign-derived deduction eligible income (FDDEI)	(209)	(359)
Benefit related to the federal research and development tax credit	(71)	(74)
Foreign currency loss related to foreign withholding tax receivable	58	166
Excess tax benefit associated with share-based awards	(29)	(37)
Other	49	(4)
Income tax expense	$543	$455
Effective tax rate	15%	13%
We estimate our annual effective income tax rate to be 15% for fiscal 2026, which is lower than the U.S. federal statutory rate. Additional information regarding our annual effective income tax rate and income tax expense is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 3. Income Taxes.”
During the fourth quarter of fiscal 2025, tax reform legislation included in the One Big Beautiful Bill Act (OBBB) was enacted in the United States. The OBBB included significant corporate tax reforms, including changes to the FDDEI regime and changes allowing domestic research and development expenditures to be deducted as incurred beginning in fiscal 2026

(under prior law such expenditures were capitalized and amortized over five years). The current deduction of domestic research and development expenditures will have a favorable effect on our cash flows from operations due to significantly lower cash tax payments compared to fiscal 2025. However, it adversely affects our effective tax rate by reducing our FDDEI benefits beginning in fiscal 2026. As a result of these changes, we expect to be subject to corporate alternative minimum tax (CAMT), which imposes a 15% federal minimum tax on adjusted financial statement income, reduced by general business credits, including research and development credits. As we expect to perpetually be subject to CAMT, we have established a valuation allowance on substantially all of our existing federal deferred tax assets since the fourth quarter of fiscal 2025. Changes in future taxable income (including less of our income qualifying for preferential treatment as FDDEI), tax laws (including changes to the CAMT rules) and other factors may change our determination regarding whether we will be able to realize our deferred tax assets.
Unrecognized tax benefits were $2.9 billion and $2.7 billion at December 28, 2025 and September 28, 2025, respectively. We believe that it is reasonably possible that our unrecognized tax benefits will change within the next twelve months.
Segment Results
The following should be read in conjunction with our financial results for the first quarter of fiscal 2026 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Segment Information.”
QCT Segment (in millions, except percentages)

	Three Months Ended
	December 28, 2025	December 29, 2024	Change
Revenues
Handsets	$7,824	$7,574	$250
Automotive	1,101	961	140
IoT (internet of things)	1,688	1,549	139
Total revenues (1)	$10,613	$10,084	$529
EBT (2)	$3,302	$3,246	$56
EBT as a % of revenues	31%	32%	-1 point
(1) Descriptions of our three QCT revenue streams can be found in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items.”
(2) Earnings before income taxes.
Substantially all of QCT’s revenues consist of equipment and services revenues, which were $10.4 billion and $9.9 billion in the first quarter of fiscal 2026 and 2025, respectively. QCT revenues mostly relate to sales of our Snapdragon and Dragonwing platforms (which include processors and modems), stand-alone Mobile Data Modems, radio frequency transceiver, power management and wireless connectivity integrated chipsets as well as sales of 4G, 5G sub 6 and 5G millimeter wave RFFE products.
First quarter 2026 vs. 2025
The increase in QCT revenues in the first quarter of fiscal 2026 was primarily due to:
+    higher handsets revenues, primarily due to higher chipset shipments to certain major OEMs
+    higher automotive revenues, primarily driven by an increase in shipments from new vehicle launches with our Snapdragon digital cockpit products
+    higher IoT revenues, due to $244 million in higher shipments primarily across edge networking and consumer products, partially offset by unfavorable product mix
QCT EBT as a percentage of revenues decreased in the first quarter of fiscal 2026 primarily due to:
-    higher operating expenses, primarily driven by higher research and development and selling, general and administrative expenses
-    lower gross margin, primarily driven by unfavorable product cost, partially offset by higher average selling prices
+    higher revenues

QTL Segment (in millions, except percentages)

	Three Months Ended
	December 28, 2025	December 29, 2024	Change
Licensing revenues	$1,592	$1,535	$57
EBT	1,231	1,158	73
EBT as a % of revenues	77%	75%	2 points
First quarter 2026 vs. 2025
The increase in QTL licensing revenues in the first quarter of fiscal 2026 was primarily due to an increase in estimated sales of cellular products.
QTL EBT as a percentage of revenues increased in the first quarter of fiscal 2026 due to:
+    lower operating expenses, primarily driven by lower research and development expenses
+    higher revenues
QSI Segment (in millions)

	Three Months Ended
	December 28, 2025	December 29, 2024	Change
Equipment and services revenues	$—	$—	$—
EBT	179	19	160
First quarter 2026 vs. 2025
QSI EBT increased in the first quarter of fiscal 2026 primarily due to higher net gains from observable price changes on certain of our non-marketable equity investments, partially offset by losses from the change in fair value of certain of our marketable equity investments.
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
As we look forward to the next several quarters:
•We expect recent memory supply constraints and related pricing increases to adversely affect demand from several handset customers, which will negatively impact our financial results. The extent to which these conditions may affect our business will depend on future developments, including memory supply availability, memory and handset pricing dynamics and end‑consumer demand for handsets, all of which remain uncertain.
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
•We expect continued intense competition, including from vertical integration by certain of our customers (for example, Apple and Samsung). In particular, Apple utilizes its own modem (rather than our products) in certain of its smartphones and we expect that Apple will increasingly use its own modem products, rather than our products, in its future devices, which will have a significant negative impact on our QCT revenues, results of operations and cash flows.
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
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and cash provided by our debt programs. The following tables present selected financial information related to our liquidity at December 28, 2025 and September 28, 2025 and for the first three months of fiscal 2026 and 2025 (in millions):

	December 28, 2025	September 28, 2025	Change
Cash, cash equivalents and marketable securities (including restricted cash)
Cash and cash equivalents	$7,205	$5,520	$1,685
Restricted cash (1)	—	2,323	(2,323)
Marketable securities	4,617	4,635	(18)
	$11,822	$12,478	$(656)
Debt (2)	$14,817	$14,811	$6
(1) In connection with the acquisition of Alphawave, which closed in the first quarter of fiscal 2026, we agreed to restrict the use of approximately $2.3 billion of cash to be held for purposes of satisfying payment of the consideration to effect the acquisition. Additional information regarding our acquisition of Alphawave is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 8. Acquisitions.”
(2) Includes our issued debt which is reported as long-term. At December 28, 2025, our credit facility was undrawn, and we had no commercial paper outstanding.

	Three Months Ended
	December 28, 2025	December 29, 2024	Change
Net cash provided by operating activities	$4,965	$4,587	$378
Net cash used by investing activities	(1,721)	(671)	(1,050)
Net cash used by financing activities	(3,882)	(3,008)	(874)
Cash, cash equivalents and marketable securities (including restricted cash). The net decrease in cash, cash equivalents and marketable securities (including restricted cash) for the first three months of fiscal 2026 was primarily due to $2.65 billion in payments to repurchase 15 million shares of our common stock (which includes repurchases that offset share issuances in connection with the acquisition of Alphawave), $1.1 billion in cash paid for acquisitions and other investments (net of cash acquired), $949 million in cash dividends paid and $549 million in capital expenditures, partially offset by net cash provided by operating activities.

Net changes in our operating assets and liabilities for the first three months of fiscal 2026 positively impacted our operating cash flows primarily from a decrease in other assets which was primarily driven by utilization of prior advanced supply agreement payments.
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
Additional Capital Requirements. Expected working and other capital requirements are described in our 2025 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At December 28, 2025, other than for the changes disclosed in the “Notes to Condensed Consolidated Financial Statements”, “Looking Forward” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our 2025 Annual Report on Form 10-K.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, equity prices and foreign currency exchange rates are described in our 2025 Annual Report on Form 10-K. At December 28, 2025, there have been no material changes to the financial market risks described at September 28, 2025.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined under Rule 13a-15(f) promulgated under the Exchange Act, in the first quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The loss of any one of our significant customers, a reduction in the purchases of our products by any of these customers or the cancellation of significant purchases by any of these customers, whether due to the use of their own integrated circuit products or our competitors’ integrated circuit products, government restrictions, a decline in global, regional or local economic conditions, a decline in consumer demand (or a shift in consumer demand away from new devices in favor of refurbished or secondhand devices) or for any other reasons, would reduce our revenues and could harm our ability to achieve or sustain expected results of operations. A delay of significant purchases, even if only temporary, would reduce our revenues in the period of the delay. Any such reduction in revenues would also impact our cash resources available for other purposes, such as research and development. In addition, the timing and size of purchases by our significant customers may be impacted by the timing of such customers’ new or next generation product introductions, over which we have no control, and the timing and success of such introductions may cause our revenues and results of operations to fluctuate. We spend a significant amount of engineering and development time, funds and resources in understanding our key customers’ feedback and/or specifications and attempt to incorporate such input into our product launches and technologies. These efforts may not require or result in purchase commitments from such customers or we may have lower purchases from such customers than expected, and consequently, we may not achieve the anticipated revenues from these efforts, or these efforts may result in non-recoverable costs. Further, the concentration of device share among a few companies, and the corresponding purchasing power of these companies, may result in lower prices for our products, which could have an adverse effect on our revenues and margins.
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
Although we maintain a cybersecurity program to manage cybersecurity risks, as described in the “Cybersecurity” section of our 2025 Annual Report on Form 10-K, we cannot anticipate, detect, repel or guarantee the effectiveness of our preventative measures against all cybersecurity threats, particularly because the techniques used are increasingly sophisticated and constantly evolving. For example, as AI continues to evolve, cyber-attackers could also use AI to develop malicious code and increasingly sophisticated phishing attempts. Like many companies, we have encountered, and may continue to encounter, intrusions and attempts to gain unauthorized access to our IT systems or other attacks and incidents, and we have had third-party service providers who have encountered intrusions and may continue to encounter intrusions. In some cases, we might be unaware of an incident or its magnitude and effects. As part of our cybersecurity program, we seek to identify and remediate vulnerabilities in our IT systems and software (including third party software used in our IT systems) that could be exploited by hackers or other malicious actors. However, we may not be aware of all such vulnerabilities, and we may fail to identify and/or remediate such vulnerabilities before they are exploited.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Our purchases of our common stock in the first quarter of fiscal 2026 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
September 29, 2025 to October 26, 2025	1,706	$164.28	1,706	$6,960
October 27, 2025 to November 23, 2025	5,440	172.30	5,440	6,023
November 24, 2025 to December 28, 2025	8,327	172.00	8,327	4,590
Total	15,473		15,473
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On December 8, 2025, Akash Palkhiwala, our EVP, Chief Financial Officer and Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) providing for the sale of up to 30,000 shares of our common stock. The plan is scheduled to terminate on February 26, 2027.
On December 11, 2025, Patricia Grech, our SVP and Chief Accounting Officer, acting as trustee on behalf of her family trust, adopted a Rule 10b5-1 trading arrangement providing for the sale of (i) 100% of the net shares issued to Ms. Grech upon the vesting of restricted stock unit awards representing 14,122 shares of our common stock, including accrued dividend-equivalents and excluding any shares withheld to satisfy tax withholding obligations in connection with the settlement of such equity awards, plus (ii) an unknown number of shares to be purchased under the Company's Employee Stock Purchase Plan during the term of the plan. The plan is scheduled to terminate on November 30, 2026.
On December 12, 2025, Cristiano Amon, our President and Chief Executive Officer, acting as trustee on behalf of his family trust, adopted a Rule 10b5-1 trading arrangement providing for the sale of up to 40,000 shares of our common stock. The plan is scheduled to terminate on March 12, 2027.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	3/7/2024	3.1
3.2	Amended and Restated Bylaws.	8-K	12/10/2025	3.2
10.12	Form of Qualcomm Incorporated 2023 Long-Term Incentive Plan Executive Performance Stock Unit Award Grant Notice and Executive Performance Stock Unit Award Agreement (2025 Form). (1)	10-K	11/5/2025	10.12
10.13	Form of Qualcomm Incorporated 2023 Long-Term Incentive Plan Executive Restricted Stock Unit Award Grant Notice and Executive Restricted Stock Unit Award Agreement (2025 Form). (1)	10-K	11/5/2025	10.13
10.14	Form of 2026 Annual Cash Incentive Plan Performance Unit Agreement. (1)				X
10.20	Qualcomm Incorporated 2026 Director Compensation Plan. (1)	10-K	11/5/2025	10.20
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cristiano R. Amon.				X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Akash Palkhiwala.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Cristiano R. Amon.				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Akash Palkhiwala.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(1) Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALCOMM Incorporated
Dated: February 4, 2026	/s/ Akash Palkhiwala
Akash Palkhiwala
Executive Vice President, Chief Financial Officer and Chief Operating Officer