Form 10-Q
period 2026-03-29
QUALCOMM INC/DE
filed 2026-04-29
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2026
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock was 1,054 million at April 27, 2026.

QUALCOMM Incorporated
Form 10-Q
For the Quarter Ended March 29, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)
(Unaudited)

	March 29, 2026	September 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$5,435	$5,520
Restricted cash	—	2,323
Marketable securities	4,364	4,635
Accounts receivable, net	4,347	4,315
Inventories	7,368	6,526
Other current assets	1,598	2,435
Total current assets	23,112	25,754
Deferred tax assets	5,968	743
Property, plant and equipment, net	5,071	4,690
Goodwill	14,251	11,358
Other intangible assets, net	1,575	1,148
Other assets	7,159	6,450
Total assets	$57,136	$50,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,973	$2,791
Payroll and other benefits related liabilities	1,370	1,839
Unearned revenues	323	358
Short-term debt	498	—
Other current liabilities	4,603	4,156
Total current liabilities	9,767	9,144
Unearned revenues	70	71
Long-term debt	14,772	14,811
Other liabilities	5,249	4,911
Total liabilities	29,858	28,937

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,059 and 1,074 shares issued and outstanding, respectively	—	—
Retained earnings	26,901	20,646
Accumulated other comprehensive income	377	560
Total stockholders’ equity	27,278	21,206
Total liabilities and stockholders’ equity	$57,136	$50,143

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Revenues:
Equipment and services	$9,060	$9,359	$19,526	$19,301
Licensing	1,539	1,620	3,325	3,348
Total revenues	10,599	10,979	22,851	22,649
Costs and expenses:
Cost of revenues	4,900	4,937	10,468	10,098
Research and development	2,463	2,216	4,915	4,446
Selling, general and administrative	898	706	1,763	1,430
Other	29	—	29	—
Total costs and expenses	8,290	7,859	17,175	15,974
Operating income	2,309	3,120	5,676	6,675
Interest expense	(171)	(163)	(341)	(326)
Investment and other income, net	94	148	444	391
Income before income taxes	2,232	3,105	5,779	6,740
Income tax benefit (expense)	5,138	(293)	4,596	(748)
Net income	$7,370	$2,812	$10,375	$5,992

Basic earnings per share	$6.92	$2.55	$9.71	$5.41
Diluted earnings per share	$6.88	$2.52	$9.65	$5.36
Shares used in per share calculations:
Basic	1,066	1,104	1,068	1,107
Diluted	1,072	1,115	1,075	1,118

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Net income	$7,370	$2,812	$10,375	$5,992
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation (losses) gains	(101)	82	(80)	(134)
Net unrealized (losses) gains on available-for-sale debt securities	(7)	16	(5)	(22)
Net unrealized (losses) gains on derivative instruments	(86)	23	(88)	(36)
Other reclassifications included in net income	(4)	1	(10)	—
Total other comprehensive (loss) income	(198)	122	(183)	(192)
Comprehensive income	$7,172	$2,934	$10,192	$5,800

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	March 29, 2026	March 30, 2025
Operating Activities:
Net income	$10,375	$5,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	806	833
Income tax provision less than income tax payments	(5,857)	(899)
Share-based compensation expense	1,749	1,461
Net gains on marketable securities and other investments	(47)	(9)
Equity in net earnings of investees	(83)	(16)
Other items	(47)	(12)
Changes in assets and liabilities:
Accounts receivable, net	58	227
Inventories	(802)	202
Other assets	1,019	299
Trade accounts payable	229	(97)
Payroll, benefits and other liabilities	208	(773)
Unearned revenues	(194)	(67)
Net cash provided by operating activities	7,414	7,141
Investing Activities:
Capital expenditures	(1,082)	(491)
Purchases of debt and equity marketable securities	(1,925)	(3,326)
Proceeds from sales and maturities of debt and equity marketable securities	1,985	2,155
Acquisitions and other investments, net of cash acquired	(1,238)	(341)
Other items	38	43
Net cash used by investing activities	(2,222)	(1,960)
Financing Activities:
Proceeds from short-term debt	1,246	500
Repayment of short-term debt	(750)	(500)
Repayment of debt of acquired company	(174)	—
Proceeds from issuance of common stock	—	201
Repurchases and retirements of common stock	(5,442)	(3,498)
Dividends paid	(1,895)	(1,880)
Payments of tax withholdings related to vesting of share-based awards	(536)	(609)
Other items	(24)	(3)
Net cash used by financing activities	(7,575)	(5,789)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25)	(38)
Net decrease in total cash, cash equivalents and restricted cash	(2,408)	(646)
Total cash and cash equivalents at beginning of period (including $2,323 classified as restricted cash at September 28, 2025)	7,843	7,849
Total cash and cash equivalents at end of period	$5,435	$7,203

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Total stockholders’ equity, beginning balance	$23,073	$26,880	$21,206	$26,274

Common stock and paid-in capital:
Balance at beginning of period	$—	$—	$—	$—
Common stock issued under employee benefit plans	—	200	—	201
Repurchases and retirements of common stock	(743)	(632)	(3,243)	(1,108)
Share-based compensation	889	726	1,809	1,516
Tax withholdings related to vesting of share-based payments	(256)	(294)	(536)	(609)
Common stock issued in acquisition	43	—	1,903	—
Common stock issued to settle convertible debt	67	—	67	—
Balance at end of period	—	—	—	—

Retained earnings:
Balance at beginning of period	22,498	26,607	20,646	25,687
Net income	7,370	2,812	10,375	5,992
Repurchases and retirements of common stock	(1,992)	(1,120)	(2,161)	(2,406)
Dividends	(975)	(966)	(1,959)	(1,940)
Balance at end of period	26,901	27,333	26,901	27,333

Accumulated other comprehensive income:
Balance at beginning of period	575	273	560	587
Other comprehensive (loss) income	(198)	122	(183)	(192)
Balance at end of period	377	395	377	395

Total stockholders’ equity, ending balance	$27,278	$27,728	$27,278	$27,728

Dividends per share announced	$0.89	$0.85	$1.78	$1.70

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
We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three and six months ended March 29, 2026 and March 30, 2025 included 13 weeks and 26 weeks, respectively. Our fiscal year for 2026 will include 52 weeks.
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
Note 2. Composition of Certain Financial Statement Items

Inventories (in millions)
	March 29, 2026	September 28, 2025
Raw materials	$580	$336
Work-in-process	4,346	3,985
Finished goods	2,442	2,205
	$7,368	$6,526
We have multi-year capacity purchase commitments with certain suppliers of our integrated circuit products. Total advance payments related to multi-year capacity purchase commitments recorded on our condensed consolidated balance sheets at March 29, 2026 and September 28, 2025 were $782 million and $1.9 billion, respectively, of which $469 million and $1.5 billion were recorded in other current assets, respectively, and $313 million and $357 million were recorded in other assets, respectively.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Current Liabilities (in millions)
	March 29, 2026	September 28, 2025
Customer incentives and other customer-related liabilities	$2,865	$1,948
Income taxes payable	508	1,007
Other	1,230	1,201
	$4,603	$4,156
Interest Rate Swaps. At March 29, 2026 and September 28, 2025, we had outstanding interest rate swaps with an aggregate notional amount of $5.0 billion and $3.6 billion, respectively, that are designated as fair value hedges and allow us to effectively convert fixed-rate payments into floating-rate payments on a portion of our outstanding long-term debt.
Commercial Paper Program. We have an unsecured commercial paper program, which provides for the issuance of up to $4.5 billion of commercial paper. At March 29, 2026 and September 28, 2025, we had $498 million and no amounts, respectively, of outstanding commercial paper recorded as short-term debt.
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
QCT revenue streams were as follows (in millions):

	Three Months Ended		Six Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Handsets (1)	$6,024	$6,929	$13,848	$14,503
Automotive (2)	1,326	959	2,427	1,920
IoT (internet of things) (3)	1,726	1,581	3,414	3,130
Total QCT revenues	$9,076	$9,469	$19,689	$19,553
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

	Three Months Ended		Six Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Revenues recognized from previously satisfied performance obligations	$132	$285	$313	$526
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

	Three Months Ended		Six Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Customer/licensee (x)	24%	27%	20%	21%
Customer/licensee (y)	22	18	24	21
Customer/licensee (z)	*	10	*	12
*Less than 10%
Other Income, Costs and Expenses. Other expenses in the three months and six months ended March 29, 2026 consisted of $29 million in restructuring and restructuring-related charges (substantially all of which related to severance costs).

Investment and Other Income, Net (in millions)
	Three Months Ended		Six Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Interest and dividend income	$113	$167	$250	$336
Net (losses) gains on marketable securities	(64)	18	(120)	37
Net gains (losses) on other investments	7	(5)	217	26
Net losses on deferred compensation plan assets	(56)	(34)	(13)	(20)
Impairment losses on other investments	(12)	(16)	(23)	(41)
Equity in net earnings of investees	44	18	83	16
Other	62	—	50	37
	$94	$148	$444	$391
Note 3. Income Taxes
In the fourth quarter of fiscal 2025, tax reform legislation included in the One Big Beautiful Bill Act (OBBB) was enacted in the United States. The OBBB included significant corporate tax reforms, including changes to the foreign-derived deduction eligible income (FDDEI) regime and changes allowing domestic research and development (R&D) expenditures to be deducted as incurred beginning in fiscal 2026 (under prior law such expenditures were capitalized and amortized over five years). As a result, we expected to be perpetually subject to corporate alternative minimum tax (CAMT) and established a $5.7 billion valuation allowance on our federal deferred tax assets in fiscal 2025.
In the second quarter of fiscal 2026, the U.S. Department of Treasury and the Internal Revenue Service issued Notice 2026-07, which, among other items, allows us to reduce CAMT by certain previously capitalized domestic R&D expenditures. As a result, we no longer expect to be subject to CAMT in the foreseeable future, and therefore, we now expect to realize our existing federal deferred tax assets. Accordingly, we released our valuation allowance on our federal deferred tax assets resulting in a $5.7 billion income tax benefit in the second quarter of fiscal 2026. Changes in future taxable income, tax laws and other factors may change our determination regarding whether we will be able to realize our deferred tax assets.
We estimate our annual effective income tax rate to be 40% benefit for fiscal 2026, primarily due to the release of our valuation allowance on our federal deferred tax assets. Our annual effective income tax rate for fiscal 2026 also reflects a significant portion of our income qualifying as FDDEI taxable at a 13% effective tax rate and benefits from the federal research and development tax credit. Such benefits from FDDEI for fiscal 2026 will be reduced compared to fiscal 2025 as a result of the current deduction of domestic R&D expenditures under OBBB. However, it will have a favorable effect on our cash flows from operations due to significantly lower cash tax payments.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our effective tax rate for the second quarter of fiscal 2026 was 230% benefit, primarily due to the release of our valuation allowance on our federal deferred tax assets. Our effective tax rate for the second quarter of fiscal 2025 was 9%, primarily due to net discrete tax benefits.
Note 4. Capital Stock
Stock Repurchase Program. On March 17, 2026, we announced a new $20.0 billion stock repurchase program, which was in addition to the then-remaining repurchase authority of $2.1 billion under the previous program announced in November 2024. The stock repurchase programs have no expiration date. At March 29, 2026, $21.9 billion remained authorized for repurchase under our stock repurchase programs.
Shares Outstanding. Shares of common stock outstanding at March 29, 2026 were as follows (in millions):

Balance at September 28, 2025	1,074
Issued	19
Repurchased	(34)
Balance at March 29, 2026	1,059
Dividends. On March 17, 2026, we announced an increase in our quarterly dividend per share of common stock from $0.89 to $0.92, which is effective for dividends payable after March 26, 2026.
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

	Three Months Ended		Six Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Dilutive common share equivalents included in diluted shares	6	10	7	11
Shares of common stock equivalents not included because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period	18	1	15	1
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Contingent Losses and Other Considerations: Litigation and investigations are inherently uncertain, and we face difficulties in evaluating or estimating likely outcomes or ranges of possible loss, particularly in antitrust and trade regulation investigations. We have not recorded any accrual at March 29, 2026 for contingent losses associated with the matters described above based on our belief that losses, while reasonably possible, are not probable. Further, any possible amount or range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. We are engaged in numerous other legal actions not described above (including matters arising in the ordinary course of our business, such as those relating to employment matters or the initiation or defense of proceedings relating to intellectual property rights, among others) and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The table below presents revenues and EBT for reportable segments (in millions):

	Three Months Ended		Six Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
QCT:
Revenues	$9,076	$9,469	$19,689	$19,553
Cost of revenues	4,700	4,834	10,145	9,898
Operating expenses (R&D and SG&A)	1,911	1,778	3,777	3,552
EBT	$2,465	$2,857	$5,767	$6,103
QTL:
Revenues	$1,382	$1,319	$2,974	$2,854
Costs and expenses (1)	388	390	750	768
EBT	$994	$929	$2,224	$2,086
QSI:
Revenues	$—	$—	$—	$—
Operating expenses	3	3	5	6
Investment and other (expense) income, net	(27)	13	154	35
EBT	$(30)	$10	$149	$29
(1) Substantially all of QTL’s costs and expenses are comprised of operating expenses.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidated revenues and EBT include the following reconciling items (in millions):

	Three Months Ended		Six Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Revenues
Reportable segments	$10,458	$10,788	$22,663	$22,407
Nonreportable segments	141	48	188	99
Unallocated revenues	—	143	—	143
	$10,599	$10,979	$22,851	$22,649
EBT
Reportable segments	$3,429	$3,796	$8,140	$8,218
Nonreportable segments	(121)	(7)	(204)	(6)
Unallocated revenues	—	143	—	143
Unallocated cost of revenues	(95)	(60)	(178)	(119)
Unallocated R&D expenses	(616)	(558)	(1,314)	(1,156)
Unallocated SG&A expenses	(274)	(184)	(573)	(372)
Unallocated other expenses	(29)	—	(29)	—
Unallocated interest expense	(171)	(163)	(341)	(326)
Unallocated investment and other income, net	109	138	278	358
	$2,232	$3,105	$5,779	$6,740
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
Note 7. Fair Value Measurements and Marketable Securities
The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 29, 2026 (in millions):

	Level 1	Level 2	Total
Assets
Cash equivalents	$1,014	$515	$1,529
Marketable securities:
Corporate bonds and notes	—	3,266	3,266
Mortgage- and asset-backed securities	—	863	863
U.S. Treasury securities and government-related securities	58	37	95
Equity securities	140	—	140
Total marketable securities	198	4,166	4,364
Derivative instruments	—	36	36
Other investments (1)	1,138	—	1,138
Total assets measured at fair value	$2,350	$4,717	$7,067
Liabilities
Derivative instruments	$—	$295	$295
Other liabilities (1)	1,134	—	1,134
Total liabilities measured at fair value	$1,134	$295	$1,429
(1) Other investments and other liabilities included in Level 1 are comprised of our deferred compensation plan assets and liabilities.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long-term Debt. At March 29, 2026, the aggregate fair value of our outstanding fixed-rate notes, based on Level 2 inputs, was approximately $13.7 billion.
Marketable Securities. At March 29, 2026 and September 28, 2025, our marketable securities were all classified as current and were primarily comprised of available-for-sale debt securities (the vast majority of which were corporate bonds and notes).
The contractual maturities of available-for-sale debt securities were as follows (in millions):

March 29, 2026
Years to maturity
Less than one year	$870
One to five years	2,489
Five to ten years	2
No single maturity date	863
Total	$4,224
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
In connection with the acquisition, we issued Exchangeable Shares of Aqua ExchangeCo ULC, an indirect, wholly-owned subsidiary of QUALCOMM Incorporated, to certain Alphawave executives in exchange for their outstanding capital stock. The Exchangeable Shares (no par value; unlimited shares authorized; 4 million shares issued and outstanding as of March 29, 2026) are exchangeable for our common stock on a one-for-one basis and are substantially the economic equivalent of our common stock. The issued and outstanding Exchangeable Shares have been presented together with our common stock in our condensed consolidated financial statements. The Exchangeable Shares had an estimated fair value of $746 million, of which $453 million is included within the $2.3 billion purchase price and the remainder is subject to a four-year service requirement post-acquisition and will be recognized as compensation expense.
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

Cash	$51
Intangible assets subject to amortization	239
In-process research and development (IPR&D)	107
Goodwill	2,215
Other assets	283
Total assets	2,895
Convertible debt (1)	(278)
Other liabilities	(343)
Total liabilities	(621)
Net assets acquired	$2,274
(1) Alphawave's outstanding unsecured convertible bonds were settled in the second quarter of fiscal 2026.

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
Other. During the first six months of fiscal 2026, we acquired six other businesses for a total accounting purchase price of $985 million. These acquisitions were primarily for the purpose of executing on certain products and technology that support our QCT business, including our diversification strategy. The acquired assets primarily consisted of $272 million of intangible assets and $698 million of goodwill, with $622 million allocated to our QCT segment and $76 million allocated to our Data Center operating segment, all of which is primarily attributable to assembled workforce and certain synergies expected to arise after the acquisitions.

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
Second Quarter Fiscal 2026 Overview
Revenues for the second quarter of fiscal 2026 were $10.6 billion, a decrease of 3% compared to the year ago quarter, with net income of $7.4 billion, an increase of 162% compared to the year ago quarter. Key items from the second quarter of fiscal 2026 included:
•QCT revenues decreased by 4% in the second quarter of fiscal 2026 compared to the year ago quarter due to lower handset revenues, partially offset by higher automotive and IoT revenues.
•QTL revenues increased by 5% in the second quarter of fiscal 2026 compared to the year ago quarter, primarily due to an increase in estimated revenues per unit, which was primarily driven by favorable mix.
•We recorded a $5.7 billion income tax benefit to release a valuation allowance in the second quarter of fiscal 2026 as we now expect to realize substantially all of our existing federal deferred tax assets as a result of additional guidance issued on corporate alternative minimum tax (CAMT) by the U.S. Department of Treasury and the Internal Revenue Service.
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
Results of Operations

Revenues (in millions)
	Three Months Ended			Six Months Ended
	March 29, 2026	March 30, 2025	Change	March 29, 2026	March 30, 2025	Change
Equipment and services	$9,060	$9,359	$(299)	$19,526	$19,301	$225
Licensing	1,539	1,620	(81)	3,325	3,348	(23)
	$10,599	$10,979	$(380)	$22,851	$22,649	$202
Second quarter 2026 vs. 2025
The decrease in revenues in the second quarter fiscal 2026 was primarily due to:
-    $393 million in lower equipment and services revenues from our QCT segment
-    $143 million in licensing revenues from a settlement of a licensing dispute in the second quarter of fiscal 2025, which was not allocated to our segment results
+    $97 million in higher equipment and services revenues from our Data Center segment, primarily driven by our acquisition of Alphawave in the first quarter of fiscal 2026
+    $63 million in higher licensing revenues from our QTL segment
First six months 2026 vs. 2025
The increase in revenues in the first six months of fiscal 2026 was primarily due to:
+    $135 million in higher equipment and services revenues from our QCT segment
+    $120 million in higher licensing revenues from our QTL segment
+    $94 million in higher equipment and services revenues from our Data Center segment, primarily driven by our acquisition of Alphawave in the first quarter of fiscal 2026
-    $143 million in licensing revenues from a settlement of a licensing dispute in the second quarter of fiscal 2025, which was not allocated to our segment results

Costs and Expenses (in millions, except percentages)
	Three Months Ended			Six Months Ended
	March 29, 2026	March 30, 2025	Change	March 29, 2026	March 30, 2025	Change
Cost of revenues	$4,900	$4,937	$(37)	$10,468	$10,098	$370
Gross margin	54%	55%		54%	55%
Second quarter and first six months 2026 vs. 2025
Gross margin percentage decreased in the second quarter and first six months of fiscal 2026 primarily due to a decrease in QCT gross margin percentage.

	Three Months Ended			Six Months Ended
	March 29, 2026	March 30, 2025	Change	March 29, 2026	March 30, 2025	Change
Research and development	$2,463	$2,216	$247	$4,915	$4,446	$469
% of revenues	23%	20%		22%	20%
Second quarter 2026 vs. 2025
The increase in research and development expenses in the second quarter of fiscal 2026 was primarily due to:
+    $177 million increase driven by higher costs related to the development of wireless and integrated circuit technologies (including investments in key growth and diversification opportunities), primarily driven by an increase in employee-related expenses and lower non-recurring engineering cost reimbursements for product-related development work
+    $83 million increase in share-based compensation expense
First six months 2026 vs. 2025
The increase in research and development expenses in the first six months of fiscal 2026 was primarily due to:
+    $298 million increase driven by higher costs related to the development of wireless and integrated circuit technologies (including investments in key growth and diversification opportunities), primarily driven by an increase in employee-related expenses
+    $168 million increase in share-based compensation expense
We expect to continue investing in key growth and diversification initiatives. The increase in our share-based compensation expense includes the replacement of our annual cash incentive awards for fiscal 2026 and 2027 with a two-year equity award for our broader non-executive leadership team. This approach is designed to motivate and retain our team to execute our long-term diversification strategy, while further aligning their compensation with the interests of our stockholders.

	Three Months Ended			Six Months Ended
	March 29, 2026	March 30, 2025	Change	March 29, 2026	March 30, 2025	Change
Selling, general and administrative	$898	$706	$192	$1,763	$1,430	$333
% of revenues	8%	6%		8%	6%
Second quarter 2026 vs. 2025
The increase in selling, general and administrative expenses in the second quarter of fiscal 2026 was primarily due to:
+    $72 million increase in share-based compensation expense
+    $44 million increase in acquisition-related expenses
First six months 2026 vs. 2025
The increase in selling, general and administrative expenses in the first six months of fiscal 2026 was primarily due to:
+    $123 million increase in share-based compensation expense
+    $84 million increase in acquisition-related expenses

Interest Expense and Investment and Other Income, Net (in millions)
	Three Months Ended			Six Months Ended
	March 29, 2026	March 30, 2025	Change	March 29, 2026	March 30, 2025	Change
Interest expense	$171	$163	$8	$341	$326	$15

Investment and other income, net
Interest and dividend income	$113	$167	$(54)	$250	$336	$(86)
Net (losses) gains on marketable securities	(64)	18	(82)	(120)	37	(157)
Net gains (losses) on other investments	7	(5)	12	217	26	191
Net losses on deferred compensation plan assets	(56)	(34)	(22)	(13)	(20)	7
Impairment losses on other investments	(12)	(16)	4	(23)	(41)	18
Equity in net earnings of investees	44	18	26	83	16	67
Other	62	—	62	50	37	13
	$94	$148	$(54)	$444	$391	$53
Net losses on marketable securities in the second quarter and first six months of fiscal 2026 was primarily driven by the change in fair value of certain of our QSI marketable equity investments.
Net gains on other investments in the first six months of fiscal 2026 was primarily driven by observable price changes on certain of our QSI non-marketable equity investments.
Income Tax Expense (in millions, except percentages)
The following table summarizes the primary factors that caused our income tax provision to differ from the expected income tax provision at the U.S. federal statutory rate:

	Three Months Ended		Six Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Expected income tax provision at federal statutory tax rate	$469	$652	$1,214	$1,415
Benefit of releasing valuation allowance on federal deferred tax assets	(5,724)	—	(5,724)	—
Benefit from foreign-derived deduction eligible income (FDDEI)	(88)	(300)	(296)	(660)
Foreign currency loss (gain) related to foreign withholding tax receivable	63	(1)	121	165
Benefit related to the federal research and development tax credit	(26)	(45)	(98)	(119)
Excess tax deficiency (benefit) associated with share-based awards	11	(39)	(18)	(77)
Other	157	26	205	24
Income tax (benefit) expense	$(5,138)	$293	$(4,596)	$748
Effective tax rate	(230%)	9%	(80%)	11%
We estimate our annual effective income tax rate to be 40% benefit for fiscal 2026, which is lower than the U.S. federal statutory rate. Additional information regarding our annual effective income tax rate and income tax expense is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 3. Income Taxes.”
In the fourth quarter of fiscal 2025, tax reform legislation included in the One Big Beautiful Bill Act (OBBB) was enacted in the United States. The OBBB included significant corporate tax reforms, including changes to the foreign-derived deduction eligible income (FDDEI) regime and changes allowing domestic research and development (R&D) expenditures to be deducted as incurred beginning in fiscal 2026 (under prior law such expenditures were capitalized and amortized over five years). As a result, we expected to be perpetually subject to CAMT and established a $5.7 billion valuation allowance on our federal deferred tax assets in fiscal 2025.

In the second quarter of fiscal 2026, the U.S. Department of Treasury and the Internal Revenue Service issued Notice 2026-07, which, among other items, allows us to reduce CAMT by certain previously capitalized domestic R&D expenditures. As a result, we no longer expect to be subject to CAMT in the foreseeable future, and therefore, we now expect to realize our existing federal deferred tax assets. Accordingly, we released our valuation allowance on our federal deferred tax assets resulting in a $5.7 billion income tax benefit in the second quarter of fiscal 2026. Changes in future taxable income, tax laws and other factors may change our determination regarding whether we will be able to realize our deferred tax assets.
Unrecognized tax benefits were $2.9 billion and $2.7 billion at March 29, 2026 and September 28, 2025, respectively. We believe that it is reasonably possible that our unrecognized tax benefits will change within the next twelve months.
Segment Results
The following should be read in conjunction with our financial results for the second quarter of fiscal 2026 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Segment Information.”
QCT Segment (in millions, except percentages)

	Three Months Ended			Six Months Ended
	March 29, 2026	March 30, 2025	Change	March 29, 2026	March 30, 2025	Change
Revenues
Handsets	$6,024	$6,929	$(905)	$13,848	$14,503	$(655)
Automotive	1,326	959	367	2,427	1,920	507
IoT (internet of things)	1,726	1,581	145	3,414	3,130	284
Total revenues (1)	$9,076	$9,469	$(393)	$19,689	$19,553	$136
EBT (2)	$2,465	$2,857	$(392)	$5,767	$6,103	$(336)
EBT as a % of revenues	27%	30%	-3 points	29%	31%	-2 points
(1) Descriptions of our three QCT revenue streams can be found in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items.”
(2) Earnings before income taxes.
Substantially all of QCT’s revenues consist of equipment and services revenues, which were $8.9 billion and $9.3 billion in the second quarter of fiscal 2026 and 2025, respectively, and $19.3 billion and $19.2 billion in the first six months of fiscal 2026 and 2025, respectively. QCT revenues mostly relate to sales of our Snapdragon and Dragonwing platforms (which include processors and modems), stand-alone Mobile Data Modems, radio frequency transceiver, power management and wireless connectivity integrated chipsets as well as sales of 4G, 5G sub 6 and 5G millimeter wave RFFE products.
Second quarter 2026 vs. 2025
The decrease in QCT revenues in the second quarter of fiscal 2026 was primarily due to:
-    lower handsets revenues, primarily due to lower chipset shipments to certain major OEMs (primarily driven by customers adjusting build plans to reduce their inventory levels as a result of the negative effects of recent memory supply constraints and related price increases)
+    higher automotive revenues, due to $191 million in higher shipments primarily from new vehicle launches with our Snapdragon digital cockpit and advanced driver assistance and automated driving (ADAS/AD) products and a $176 million increase in revenues per unit driven by favorable mix and higher average selling prices
+    higher IoT revenues, primarily due to an increase in revenues per unit primarily driven by favorable mix
QCT EBT as a percentage of revenues decreased in the second quarter of fiscal 2026 primarily due to:
-    higher operating expenses, primarily driven by higher research and development and selling, general and administrative expenses
-    lower gross margin, primarily driven by higher product cost, partially offset by higher average selling prices
-    lower revenues
First six months 2026 vs. 2025
The increase in QCT revenues in the first six months of fiscal 2026 was primarily due to:
+    higher automotive revenues, due to $328 million in higher shipments primarily from new vehicle launches with our Snapdragon digital cockpit and ADAS/AD products and a $179 million increase in revenues per unit driven by favorable mix and higher average selling prices
+    higher IoT revenues, primarily due to an increase in revenues per unit primarily driven by favorable mix

-    lower handsets revenues, primarily due to lower chipset shipments to certain major OEMs (primarily driven by customers adjusting build plans to reduce their inventory levels as a result of the negative effects of recent memory supply constraints and related price increases)
QCT EBT as a percentage of revenues decreased in the first six months of fiscal 2026 primarily due to:
-    higher operating expenses, primarily driven by higher research and development and selling, general and administrative expenses
-    lower gross margin, primarily driven by higher product cost, partially offset by higher average selling prices
QTL Segment (in millions, except percentages)

	Three Months Ended			Six Months Ended
	March 29, 2026	March 30, 2025	Change	March 29, 2026	March 30, 2025	Change
Licensing revenues	$1,382	$1,319	$63	$2,974	$2,854	$120
EBT	994	929	65	2,224	2,086	138
EBT as a % of revenues	72%	70%	2 points	75%	73%	2 points
Second quarter 2026 vs. 2025
The increase in QTL licensing revenues in the second quarter of fiscal 2026 was primarily due to an increase in estimated revenues per unit, which was primarily driven by favorable mix.
QTL EBT as a percentage of revenues increased in the second quarter of fiscal 2026 primarily due to higher revenues.
First six months 2026 vs. 2025
The increase in QTL licensing revenues in the first six months of fiscal 2026 was primarily due to an increase in estimated sales of cellular products.
QTL EBT as a percentage of revenues increased in the first six months of fiscal 2026 primarily due to higher revenues.
QSI Segment (in millions)

	Three Months Ended			Six Months Ended
	March 29, 2026	March 30, 2025	Change	March 29, 2026	March 30, 2025	Change
Revenues	$—	$—	$—	$—	$—	$—
EBT	(30)	10	(40)	149	29	120
Second quarter 2026 vs. 2025
QSI EBT decreased in the second quarter of fiscal 2026 primarily due to net losses from the change in fair value of certain of our marketable equity investments.
First six months 2026 vs. 2025
QSI EBT increased in the first six months of fiscal 2026 primarily due to higher net gains from observable price changes on certain of our non-marketable equity investments and an increase in our share of earnings in equity method investments, partially offset by net losses from the change in fair value of certain of our marketable equity investments.
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
As we look forward to the next several quarters:
•We expect recent memory supply constraints and related pricing increases to adversely affect demand from several handset OEMs, which will negatively impact our financial results. The extent to which these conditions may affect our business will depend on future developments, including memory supply availability, memory and device pricing dynamics and end‑consumer demand for devices, all of which remain uncertain.
•We continue to monitor changes in global trade policy, including tariffs and related trade actions announced by the U.S., China and other countries. The degree to which such tariffs and other related actions impact our business, financial condition and results of operations will depend on future developments, which are uncertain. Changes to global trade policies may negatively impact demand, pricing and cost for our products and technologies, and contribute to the inherent uncertainties in estimating future customer demand, which may result in increased excess or obsolete inventory or reserve charges, negatively impacting our results of operations and cash flows. See “Risk Factors” in this Quarterly Report, including the Risk Factor titled “We operate in the highly cyclical semiconductor industry, which is subject to significant downturns. We are also susceptible to declines in global, regional and local economic conditions generally. Our stock price and financial results are subject to substantial quarterly and annual fluctuations due to these dynamics, among others.”
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
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and cash provided by our debt programs. The following tables present selected financial information related to our liquidity at March 29, 2026 and September 28, 2025 and for the first six months of fiscal 2026 and 2025 (in millions):

	March 29, 2026	September 28, 2025	Change
Cash, cash equivalents and marketable securities (including restricted cash)
Cash and cash equivalents	$5,435	$5,520	$(85)
Restricted cash (1)	—	2,323	(2,323)
Marketable securities	4,364	4,635	(271)
	$9,799	$12,478	$(2,679)
Debt (2)	$15,270	$14,811	$459
(1) In connection with the acquisition of Alphawave, which closed in the first quarter of fiscal 2026, we had agreed to restrict the use of approximately $2.3 billion of cash to be held for purposes of satisfying payment of the consideration to effect the acquisition. Additional information regarding our acquisition of Alphawave is provided in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 8. Acquisitions.”
(2) Includes our issued debt which is reported as long-term and $498 million of outstanding commercial paper reported as short-term debt as of March 29, 2026. At March 29, 2026, our credit facility was undrawn.

	Six Months Ended
	March 29, 2026	March 30, 2025	Change
Net cash provided by operating activities	$7,414	$7,141	$273
Net cash used by investing activities	(2,222)	(1,960)	(262)
Net cash used by financing activities	(7,575)	(5,789)	(1,786)
Cash, cash equivalents and marketable securities (including restricted cash). The net decrease in cash, cash equivalents and marketable securities (including restricted cash) for the first six months of fiscal 2026 was primarily due to $5.4 billion in payments to repurchase 34 million shares of our common stock (which includes repurchases that offset share issuances in connection with the acquisition of Alphawave), $1.9 billion in cash dividends paid, $1.2 billion in cash paid for acquisitions and other investments (net of cash acquired), $1.1 billion in capital expenditures and $536 million in payments of tax withholdings related to the vesting of share-based awards, partially offset by cash provided by operating activities and $496 million in net proceeds of commercial paper.
During the first six months of fiscal 2026, income taxes paid were greater than our provision. This was primarily driven by the $5.7 billion release of our valuation allowance on federal deferred tax assets in the second quarter of fiscal 2026 and our final installment payment for a one-time U.S. repatriation tax accrued in fiscal 2018 of $663 million. The OBBB includes significant corporate tax reforms, including the permanent reinstatement of deducting domestic research and development expenditures as incurred beginning in fiscal 2026 (under prior law such expenditures were capitalized and amortized over five years). We expect this change will have a favorable effect on our cash flows from operations due to significantly lower cash tax payments.
Net changes in our operating assets and liabilities for the first six months of fiscal 2026 positively impacted our operating cash flows primarily driven by a decrease in other assets primarily due to utilization of prior advanced supply agreement payments, partially offset by an increase in inventory reflecting certain customer demand impacts from memory supply constraints.
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
Additional Capital Requirements. Expected working and other capital requirements are described in our 2025 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At March 29, 2026, other than for the changes disclosed in the “Notes to Condensed Consolidated Financial Statements”, “Looking Forward” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our 2025 Annual Report on Form 10-K.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, equity prices and foreign currency exchange rates are described in our 2025 Annual Report on Form 10-K. At March 29, 2026, there have been no material changes to the financial market risks described at September 28, 2025.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined under Rule 13a-15(f) promulgated under the Exchange Act, in the second quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Our purchases of our common stock in the second quarter of fiscal 2026 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
December 29, 2025 to January 25, 2026	2,338	$169.53	2,338	$4,194
January 26, 2026 to February 22, 2026	8,322	141.97	8,322	3,013
February 23, 2026 to March 29, 2026	7,806	139.26	7,806	21,925
Total	18,466		18,466
(1) Average Price Paid Per Share excludes cash paid for commissions.
(2) On November 6, 2024, we announced a $15.0 billion stock repurchase program. On March 17, 2026, we announced a new $20.0 billion stock repurchase authorization, which was in addition to the remaining repurchase authority under the previous program. The stock repurchase programs have no expiration date. Shares withheld to satisfy statutory tax withholding requirements related to the vesting of share-based awards are not issued or considered stock repurchases under our stock repurchase program and, therefore, are excluded from the table above.
Unregistered Sales of Equity Securities
In connection with our acquisition of Alphawave IP Group plc (Alphawave), during the quarter ended March 29, 2026, we issued an aggregate of 425,224 shares of our common stock to the holders of Alphawave convertible notes upon the settlement of such convertible notes. These shares were issued in reliance on the exemption from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, as a transaction involving the exchange of securities of the same issuer.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On March 13, 2026, Ann Chaplin, our EVP, General Counsel and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) providing for the sale of (i) 50% of the net shares issued to Ms. Chaplin upon the vesting of restricted stock unit awards representing 27,421 shares of our common stock and (ii) 50% of the net shares issued to Ms. Chaplin upon the vesting of performance stock unit awards representing 43,853 shares of our common stock (assuming that such shares underlying performance stock units vest at target amounts), including, in each case, accrued dividend-equivalent shares and excluding any shares withheld to satisfy tax withholding obligations in connection with the settlement of such awards. The plan is scheduled to terminate on December 31, 2027.

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

QUALCOMM Incorporated
Dated: April 29, 2026	/s/ Akash Palkhiwala
Akash Palkhiwala
Executive Vice President, Chief Financial Officer and Chief Operating Officer