Form 10-Q
period 2026-06-28
QUALCOMM INC/DE
filed 2026-07-29
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2026
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock was 1,050 million at July 27, 2026.

QUALCOMM Incorporated
Form 10-Q
For the Quarter Ended June 28, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

QUALCOMM Incorporated
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)
(Unaudited)

	June 28, 2026	September 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$4,533	$5,520
Restricted cash	—	2,323
Marketable securities	3,771	4,635
Accounts receivable, net	4,668	4,315
Inventories	8,379	6,526
Other current assets	1,653	2,435
Total current assets	23,004	25,754
Deferred tax assets	5,679	743
Property, plant and equipment, net	5,217	4,690
Goodwill	14,274	11,358
Other intangible assets, net	1,510	1,148
Other assets	7,683	6,450
Total assets	$57,367	$50,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,897	$2,791
Payroll and other benefits related liabilities	1,470	1,839
Unearned revenues	280	358
Short-term debt	2,489	—
Other current liabilities	4,277	4,156
Total current liabilities	11,413	9,144
Unearned revenues	81	71
Long-term debt	12,781	14,811
Other liabilities	5,434	4,911
Total liabilities	29,709	28,937

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,057 and 1,074 shares issued and outstanding, respectively	—	—
Retained earnings	27,263	20,646
Accumulated other comprehensive income	395	560
Total stockholders’ equity	27,658	21,206
Total liabilities and stockholders’ equity	$57,367	$50,143

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Revenues:
Equipment and services	$8,475	$8,893	$28,002	$28,193
Licensing	1,472	1,472	4,796	4,820
Total revenues	9,947	10,365	32,798	33,013
Costs and expenses:
Cost of revenues	4,670	4,606	15,138	14,704
Research and development	2,607	2,226	7,523	6,672
Selling, general and administrative	976	771	2,738	2,200
Other	68	—	97	—
Total costs and expenses	8,321	7,603	25,496	23,576
Operating income	1,626	2,762	7,302	9,437
Interest expense	(178)	(168)	(519)	(493)
Investment and other income, net	1,014	358	1,458	748
Income before income taxes	2,462	2,952	8,241	9,692
Income tax (expense) benefit	(460)	(286)	4,136	(1,034)
Net income	$2,002	$2,666	$12,377	$8,658

Basic earnings per share	$1.89	$2.44	$11.63	$7.85
Diluted earnings per share	$1.87	$2.43	$11.53	$7.79
Shares used in per share calculations:
Basic	1,057	1,092	1,064	1,102
Diluted	1,069	1,099	1,073	1,112

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income	$2,002	$2,666	$12,377	$8,658
Other comprehensive income (loss), net of income taxes:
Foreign currency translation (losses) gains	(27)	231	(106)	97
Net unrealized gains (losses) on available-for-sale debt securities	1	1	(3)	(21)
Net unrealized gains (losses) on derivative instruments	40	52	(48)	16
Other gains (losses)	—	1	(1)	—
Other reclassifications included in net income	4	(23)	(7)	(22)
Total other comprehensive income (loss)	18	262	(165)	70
Comprehensive income	$2,020	$2,928	$12,212	$8,728

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	June 28, 2026	June 29, 2025
Operating Activities:
Net income	$12,377	$8,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,202	1,231
Income tax payments in excess of income tax provision	(5,550)	(1,535)
Share-based compensation expense	2,579	2,120
Net gains on marketable securities and other investments	(933)	(297)
Impairment losses on other investments	61	93
Equity in net earnings of investees	(149)	(13)
Other items	(52)	(10)
Changes in assets and liabilities:
Accounts receivable, net	(264)	535
Inventories	(1,798)	33
Other assets	777	361
Trade accounts payable	149	(220)
Payroll, benefits and other liabilities	231	(943)
Unearned revenues	(225)	3
Net cash provided by operating activities	8,405	10,016
Investing Activities:
Capital expenditures	(1,578)	(785)
Purchases of debt and equity marketable securities	(2,449)	(3,785)
Proceeds from sales and maturities of debt and equity marketable securities	3,896	4,892
Acquisitions and other investments, net of cash acquired	(1,573)	(711)
Proceeds from other investments	26	53
Other items	30	7
Net cash used by investing activities	(1,648)	(329)
Financing Activities:
Proceeds from short-term debt	3,238	998
Repayment of short-term debt	(2,743)	(998)
Repayment of debt of acquired company	(174)	—
Proceeds from long-term debt	—	1,487
Repayment of long-term debt	—	(1,365)
Proceeds from issuance of common stock	223	201
Repurchases and retirements of common stock	(6,806)	(6,347)
Dividends paid	(2,868)	(2,848)
Payments of tax withholdings related to vesting of share-based awards	(888)	(878)
Other items	(28)	(10)
Net cash used by financing activities	(10,046)	(9,760)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(21)	(5)
Net decrease in total cash, cash equivalents and restricted cash	(3,310)	(78)
Total cash and cash equivalents at beginning of period (including $2,323 classified as restricted cash at September 28, 2025)	7,843	7,849
Total cash and cash equivalents at end of period	$4,533	$7,771

See accompanying notes.

QUALCOMM Incorporated
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Total stockholders’ equity, beginning balance	$27,278	$27,728	$21,206	$26,274

Common stock and paid-in capital:
Balance at beginning of period	$—	$—	$—	$—
Common stock issued under employee benefit plans	223	—	223	201
Repurchases and retirements of common stock	(728)	(418)	(3,971)	(1,526)
Share-based compensation	857	687	2,666	2,203
Tax withholdings related to vesting of share-based payments	(352)	(269)	(888)	(878)
Common stock issued in acquisition	—	—	1,903	—
Common stock issued to settle convertible debt	—	—	67	—
Balance at end of period	—	—	—	—

Retained earnings:
Balance at beginning of period	26,901	27,333	20,646	25,687
Net income	2,002	2,666	12,377	8,658
Repurchases and retirements of common stock	(640)	(2,454)	(2,801)	(4,860)
Dividends	(1,000)	(993)	(2,959)	(2,933)
Balance at end of period	27,263	26,552	27,263	26,552

Accumulated other comprehensive income:
Balance at beginning of period	377	395	560	587
Other comprehensive income (loss)	18	262	(165)	70
Balance at end of period	395	657	395	657

Total stockholders’ equity, ending balance	$27,658	$27,209	$27,658	$27,209

Dividends per share announced	$0.92	$0.89	$2.70	$2.59

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
We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Each of the three and nine months ended June 28, 2026 and June 29, 2025 included 13 weeks and 39 weeks, respectively. Our fiscal year for 2026 will include 52 weeks.
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
Recent Accounting Pronouncements.
Income Tax Disclosures: In December 2023, the FASB issued new requirements to disclose annually certain additional detailed income tax information related to the effective tax rate reconciliation and income taxes paid, among other items. We will adopt the new requirements for our annual periods starting in fiscal 2026 on a prospective basis.
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
Note 2. Composition of Certain Financial Statement Items

Inventories (in millions)
	June 28, 2026	September 28, 2025
Raw materials	$682	$336
Work-in-process	5,005	3,985
Finished goods	2,692	2,205
	$8,379	$6,526
We have multi-year capacity purchase commitments with certain suppliers of our integrated circuit products. Total advance payments related to multi-year capacity purchase commitments recorded on our condensed consolidated balance sheets at June 28, 2026 and September 28, 2025 were $769 million and $1.9 billion, respectively, of which $195 million and $1.5 billion were recorded in other current assets, respectively, and $574 million and $357 million were recorded in other assets, respectively.

Other Current Liabilities (in millions)
	June 28, 2026	September 28, 2025
Customer incentives and other customer-related liabilities	$2,762	$1,948
Income taxes payable	557	1,007
Other	958	1,201
	$4,277	$4,156

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Short-term Debt (in millions)
	June 28, 2026	September 28, 2025
Commercial paper	$498	$—
Current portion of long-term debt	1,991	—
	$2,489	$—
Interest Rate Swaps. At June 28, 2026 and September 28, 2025, we had outstanding interest rate swaps with an aggregate notional amount of $5.0 billion and $3.6 billion, respectively, that are designated as fair value hedges and allow us to effectively convert fixed-rate payments into floating-rate payments on a portion of our outstanding long-term debt.
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
QCT revenue streams were as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Handsets (1)	$5,086	$6,328	$18,934	$20,831
Automotive (2)	1,588	984	4,015	2,904
IoT (internet of things) (3)	1,830	1,681	5,244	4,811
Total QCT revenues	$8,504	$8,993	$28,193	$28,546
(1) Includes revenues from products sold for use in mobile handsets.
(2) Includes revenues from products sold for use in automobiles, including connectivity, digital cockpit and advanced driver assistance systems (ADAS) and automated driving (AD).
(3) Primarily includes products sold for use in the following industries and applications: personal AI and compute (including personal computers (PCs), extended reality (XR) and other personal computing devices) and industrial, networking and robotics (including mobile broadband, wireless access points, handhelds, retail, tracking and logistics, and other commercial and home applications).
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

	Three Months Ended		Nine Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Revenues recognized from previously satisfied performance obligations	$165	$189	$417	$691
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

	Three Months Ended		Nine Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Customer/licensee (x)	23%	18%	24%	20%
Customer/licensee (y)	20	21	20	21
Customer/licensee (z)	*	13	*	13
*Less than 10%
Other Income, Costs and Expenses. Other expenses in the three months and nine months ended June 28, 2026 consisted of $68 million and $97 million in restructuring and restructuring-related charges (substantially all of which related to severance costs), respectively.

Investment and Other Income, Net (in millions)
	Three Months Ended		Nine Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Interest and dividend income	$97	$160	$347	$495
Net gains on marketable securities (1)	726	204	605	241
Net gains on other investments	19	5	237	30
Net gains on deferred compensation plan assets	149	84	135	65
Impairment losses on other investments	(38)	(52)	(61)	(93)
Equity in net earnings (losses) of investees	66	(4)	149	13
Other	(5)	(39)	46	(3)
	$1,014	$358	$1,458	$748
(1) Primarily consist of net unrealized gains related to certain marketable equity securities.
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
We estimate our annual effective income tax rate to be 40% benefit for fiscal 2026, primarily due to the $5.7 billion benefit in the second quarter of fiscal 2026 from releasing of our valuation allowance on our federal deferred tax assets. Our annual effective income tax rate for fiscal 2026 also reflects a significant portion of our income qualifying as FDDEI taxable at a 13% effective tax rate and benefits from the federal research and development tax credit. Such benefits from FDDEI for fiscal 2026 will be reduced compared to fiscal 2025 as a result of the current deduction of domestic R&D expenditures under OBBB. However, it will have a favorable effect on our cash flows from operations due to significantly lower cash tax payments.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our effective tax rate for the third quarter of fiscal 2026 was 19%, which is higher than our estimated annual effective tax rate for fiscal 2026 primarily due to the $5.7 billion benefit in the second quarter from releasing our valuation allowance on our federal deferred tax assets. Our effective tax rate for the third quarter of fiscal 2025 was 10%, primarily due to net discrete tax benefits.
Note 4. Capital Stock
Stock Repurchase Program. On March 17, 2026, we announced a new $20.0 billion stock repurchase program, which was in addition to the then-remaining repurchase authority of $2.1 billion under the previous program announced in November 2024. The stock repurchase programs have no expiration date. At June 28, 2026, $20.6 billion remained authorized for repurchase under our stock repurchase programs.
Shares Outstanding. Shares of common stock outstanding at June 28, 2026 were as follows (in millions):

Balance at September 28, 2025	1,074
Issued	25
Repurchased	(42)
Balance at June 28, 2026	1,057
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

	Three Months Ended		Nine Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Dilutive common share equivalents included in diluted shares	12	7	9	10
Shares of common stock equivalents not included because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period	—	2	10	1
Note 5. Commitments and Contingencies
Legal and Regulatory Proceedings.
ParkerVision, Inc. v. QUALCOMM Incorporated: On May 1, 2014, ParkerVision, Inc. (ParkerVision) filed a complaint against us in the United States District Court for the Middle District of Florida alleging that certain of our products infringed seven ParkerVision patents. ParkerVision subsequently reduced the number of patents asserted to three. The asserted patents are now expired, and injunctive relief is no longer available. ParkerVision continues to seek damages related to the sale of many of our radio frequency (RF) products sold between 2008 and 2018. On March 23, 2022, the district court entered judgment in our favor on all claims and closed the case. ParkerVision appealed to the United States Court of Appeals for the Federal Circuit (Federal Circuit), and on September 6, 2024, the Federal Circuit reversed the judgment of the district court, citing certain substantive and procedural issues, and remanded the case to the district court for further proceedings. Following a claim construction ruling by the district court, the parties agreed to a stipulated judgment of non-infringement with respect to certain of ParkerVision’s claims (Receiver Claims). On October 2, 2025, the court entered a final judgment in our favor with respect to the Receiver Claims and severed and stayed ParkerVision’s remaining claims (Transmitter Claims), pending appeal of the court’s claim construction ruling and resulting determination of non-infringement of the Receiver Claims. ParkerVision has appealed to the Federal Circuit, and a hearing on the appeal was held on June 1, 2026. We intend to continue to vigorously defend ourselves in this matter.
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
On April 18, 2024, we filed a separate complaint, captioned QUALCOMM Incorporated v. Arm Holdings plc f/k/a Arm Ltd., in the United States District Court for the District of Delaware. The complaint alleges that Arm has breached the Qualcomm ALA by failing to provide certain deliverables that Arm is obligated to provide. The complaint seeks an order that Arm comply with its contractual obligations, damages, and additional relief. On December 16, 2024, we filed a First Amended Complaint alleging additional causes of action based on Arm improperly seeking to terminate the Qualcomm ALA and improperly publicizing that it was seeking to terminate the Qualcomm ALA. On June 3, 2025, we filed a Second Amended Complaint to add a claim that Arm has breached the Qualcomm TLA by failing to provide license offers at commercially reasonable prices and terms. On January 8, 2026, we filed a substantially identical complaint against Arm Ltd., which was subsequently consolidated with the Arm Holdings plc complaint. On March 30, 2026, our complaint against Arm Ltd. was amended to include an additional claim for breach of the Qualcomm ALA based on Arm’s failure to negotiate certain license terms in good faith. The court denied Arm’s motion to strike our amended complaint against Arm Ltd. on July 14, 2026. Trial is scheduled to begin on October 5, 2026.
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
Contingent Losses and Other Considerations: Litigation and investigations are inherently uncertain, and we face difficulties in evaluating or estimating likely outcomes or ranges of possible loss, particularly in antitrust and trade regulation investigations. We have not recorded any accrual at June 28, 2026 for contingent losses associated with the matters described above based on our belief that losses, while reasonably possible, are not probable. Further, any possible amount or range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. We are engaged in numerous other legal actions not described above (including matters arising in the ordinary course of our business, such as those relating to employment matters or the initiation or defense of proceedings relating to intellectual property rights, among others) and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
Note 6. Segment Information
We are organized on the basis of products and services and have three reportable segments. Our operating segments reflect the way our businesses and management/reporting structure are organized internally and the way our Chief Operating Decision Maker (CODM), who is our CEO, reviews financial information, makes operating decisions and assesses business performance. We also consider, among other items, the way budgets and forecasts are prepared and reviewed and the basis on which executive compensation is determined, as well as the similarities and the level of centralized resource planning within

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
our operating segments, such as the nature of products, the level of shared products, technology and other resources, production processes and customer base. We conduct business primarily through our QCT semiconductor business and our QTL licensing business. QCT develops and supplies integrated circuit platforms and system software with advanced connectivity and high-performance, low-power computing technologies for use in mobile devices; automotive systems for connectivity, digital cockpit and ADAS/AD; and IoT including personal AI and compute devices and industrial, networking and robotics products. QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products. Our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments. We also have nonreportable segments, including QGOV (Qualcomm Government Technologies) and our Data Center business.
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
The table below presents revenues and EBT for reportable segments (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
QCT:
Revenues	$8,504	$8,993	$28,193	$28,546
Cost of revenues	4,452	4,497	14,598	14,395
Operating expenses (R&D and SG&A)	1,860	1,825	5,636	5,377
EBT	$2,192	$2,671	$7,959	$8,774
QTL:
Revenues	$1,278	$1,318	$4,252	$4,172
Costs and expenses (1)	397	376	1,147	1,144
EBT	$881	$942	$3,105	$3,028
QSI:
Revenues	$—	$—	$—	$—
Operating expenses	3	3	8	9
Investment and other income, net	771	152	925	188
EBT	$768	$149	$917	$179
(1) Substantially all of QTL’s costs and expenses are comprised of operating expenses.

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidated revenues and EBT include the following reconciling items (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Revenues
Reportable segments	$9,782	$10,311	$32,445	$32,718
Nonreportable segments	165	54	353	152
Unallocated revenues	—	—	—	143
	$9,947	$10,365	$32,798	$33,013
EBT
Reportable segments	$3,841	$3,762	$11,981	$11,981
Nonreportable segments	(214)	(10)	(419)	(15)
Unallocated revenues	—	—	—	143
Unallocated cost of revenues	(97)	(65)	(272)	(185)
Unallocated R&D expenses	(755)	(595)	(2,069)	(1,752)
Unallocated SG&A expenses	(323)	(182)	(896)	(554)
Unallocated other expenses	(68)	—	(97)	—
Unallocated interest expense	(178)	(168)	(519)	(493)
Unallocated investment and other income, net	256	210	532	567
	$2,462	$2,952	$8,241	$9,692
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7. Fair Value Measurements and Marketable Securities
The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 28, 2026 (in millions):

	Level 1	Level 2	Total
Assets
Cash equivalents	$1,529	$299	$1,828
Marketable securities:
Corporate bonds and notes	—	2,249	2,249
Mortgage- and asset-backed securities	—	557	557
U.S. Treasury securities and government-related securities	32	7	39
Equity securities (1)	926	—	926
Total marketable securities	958	2,813	3,771
Derivative instruments	—	54	54
Other investments (2)	1,293	—	1,293
Total assets measured at fair value	$3,780	$3,166	$6,946
Liabilities
Derivative instruments	$—	$251	$251
Other liabilities (2)	1,289	—	1,289
Total liabilities measured at fair value	$1,289	$251	$1,540
(1) Primarily consists of equity securities in certain QSI investees that have completed initial public offerings, which remain subject to short-term lock-up restrictions on the ability to sell.
(2) Other investments and other liabilities included in Level 1 are comprised of our deferred compensation plan assets and liabilities.
Long-term Debt. At June 28, 2026, the aggregate fair value of our outstanding fixed-rate notes, based on Level 2 inputs, was approximately $14.0 billion.
Marketable Securities. At June 28, 2026 and September 28, 2025, our marketable securities were all classified as current and were primarily comprised of available-for-sale debt securities (the vast majority of which were corporate bonds and notes).
The contractual maturities of available-for-sale debt securities were as follows (in millions):

June 28, 2026
Years to maturity
Less than one year	$616
One to five years	1,670
Five to ten years	2
No single maturity date	557
Total	$2,845
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

QUALCOMM Incorporated
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In connection with the acquisition, we issued Exchangeable Shares of Aqua ExchangeCo ULC, an indirect, wholly-owned subsidiary of QUALCOMM Incorporated, to certain Alphawave executives in exchange for their outstanding capital stock. The Exchangeable Shares (no par value; unlimited shares authorized; 4 million shares issued and outstanding as of June 28, 2026) are exchangeable for our common stock on a one-for-one basis and are substantially the economic equivalent of our common stock. The issued and outstanding Exchangeable Shares have been presented together with our common stock in our condensed consolidated financial statements. The Exchangeable Shares had an estimated fair value of $746 million, of which $453 million is included within the $2.3 billion purchase price and the remainder is subject to a four-year service requirement post-acquisition and will be recognized as compensation expense.
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

Cash	$51
Intangible assets subject to amortization	239
In-process research and development (IPR&D)	107
Goodwill	2,210
Other assets	288
Total assets	2,895
Convertible debt (1)	(278)
Other liabilities	(343)
Total liabilities	(621)
Net assets acquired	$2,274
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
Modular. On July 28, 2026, we completed the acquisition of Modular Inc (Modular). Modular provides an open, AI-native software platform that enables AI to run efficiently across hardware architectures. The acquisition of Modular is expected to strengthen the software foundation for generative and agentic AI across data center and edge environments. The transaction values Modular at approximately $3.1 billion based on the closing price of Qualcomm stock on the acquisition date, with consideration transferred consisting primarily of 18 million shares issued of our common stock. This included 4 million shares with an estimated fair value of approximately $700 million that were issued to certain executives and are subject to a four-year service requirement post-acquisition, of which a portion will be recognized as compensation expense and the remaining amount included as a component of the purchase price. Due to the timing of the acquisition, it is not practicable to disclose the preliminary allocation of the purchase price to the assets acquired and the liabilities assumed.
Other. During the first nine months of fiscal 2026, we acquired seven other businesses for a total accounting purchase price of $1.1 billion. These acquisitions were primarily for the purpose of executing on certain products and technology that support our QCT business, including our diversification strategy. The acquired assets primarily consisted of $295 million of intangible assets and $737 million of goodwill, with $661 million allocated to our QCT segment and $76 million allocated to our Data Center operating segment, all of which is primarily attributable to assembled workforce and certain synergies expected to arise after the acquisitions.

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
Third Quarter Fiscal 2026 Overview
Revenues for the third quarter of fiscal 2026 were $9.9 billion, a decrease of 4% compared to the year ago quarter, with net income of $2.0 billion, a decrease of 25% compared to the year ago quarter. Key items from the third quarter of fiscal 2026 included:
•QCT revenues decreased by 5% in the third quarter of fiscal 2026 compared to the year ago quarter due to lower handset revenues, partially offset by higher automotive and IoT revenues.
•QTL revenues decreased by 3% in the third quarter of fiscal 2026 compared to the year ago quarter.
•Investment and other income, net increased by $656 million compared to the year ago quarter, primarily due to higher net gains from initial public offerings of certain QSI equity investments.
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
Results of Operations

Revenues (in millions)
	Three Months Ended			Nine Months Ended
	June 28, 2026	June 29, 2025	Change	June 28, 2026	June 29, 2025	Change
Equipment and services	$8,475	$8,893	$(418)	$28,002	$28,193	$(191)
Licensing	1,472	1,472	—	4,796	4,820	(24)
	$9,947	$10,365	$(418)	$32,798	$33,013	$(215)
Third quarter 2026 vs. 2025
The decrease in revenues in the third quarter of fiscal 2026 was primarily due to:
-    $502 million in lower equipment and services revenues from our QCT segment
-    $40 million in lower licensing revenues from our QTL segment
+    $88 million in higher equipment and services revenues from our Data Center segment, primarily driven by our acquisition of Alphawave in the first quarter of fiscal 2026
First nine months 2026 vs. 2025
The decrease in revenues in the first nine months of fiscal 2026 was primarily due to:
-    $367 million in lower equipment and services revenues from our QCT segment
-    $143 million in licensing revenues from a settlement of a licensing dispute in the second quarter of fiscal 2025, which was not allocated to our segment results
+    $182 million in higher equipment and services revenues from our Data Center segment, primarily driven by our acquisition of Alphawave in the first quarter of fiscal 2026
+    $80 million in higher licensing revenues from our QTL segment

Costs and Expenses (in millions, except percentages)
	Three Months Ended			Nine Months Ended
	June 28, 2026	June 29, 2025	Change	June 28, 2026	June 29, 2025	Change
Cost of revenues	$4,670	$4,606	$64	$15,138	$14,704	$434
Gross margin	53%	56%		54%	55%
Third quarter and first nine months 2026 vs. 2025
Gross margin percentage decreased in the third quarter and first nine months of fiscal 2026 primarily due to a decrease in QCT gross margin percentage.

	Three Months Ended			Nine Months Ended
	June 28, 2026	June 29, 2025	Change	June 28, 2026	June 29, 2025	Change
Research and development	$2,607	$2,226	$381	$7,523	$6,672	$851
% of revenues	26%	21%		23%	20%
Third quarter 2026 vs. 2025
The increase in research and development expenses in the third quarter of fiscal 2026 was primarily due to:
+    $244 million increase driven by higher costs related to the development of wireless and integrated circuit technologies (including investments in key growth and diversification opportunities), primarily driven by lower non-recurring engineering cost reimbursements for product-related development work
+    $101 million increase in share-based compensation expense
First nine months 2026 vs. 2025
The increase in research and development expenses in the first nine months of fiscal 2026 was primarily due to:
+    $541 million increase driven by higher costs related to the development of wireless and integrated circuit technologies (including investments in key growth and diversification opportunities), primarily driven by lower non-recurring engineering cost reimbursements for product-related development work and an increase in employee-related expenses
+    $269 million increase in share-based compensation expense
We expect to continue investing in key growth and diversification initiatives. The increase in our share-based compensation expense includes the replacement of our annual cash incentive awards for fiscal 2026 and 2027 with a two-year equity award for our broader non-executive leadership team. This approach is designed to motivate and retain our team to execute our long-term diversification strategy, while further aligning their compensation with the interests of our stockholders.

	Three Months Ended			Nine Months Ended
	June 28, 2026	June 29, 2025	Change	June 28, 2026	June 29, 2025	Change
Selling, general and administrative	$976	$771	$205	$2,738	$2,200	$538
% of revenues	10%	7%		8%	7%
Third quarter 2026 vs. 2025
The increase in selling, general and administrative expenses in the third quarter of fiscal 2026 was primarily due to:
+    $62 million increase in share-based compensation expense
+    $27 million increase in sales and marketing expenses (including investments in growth and diversification initiatives)
+    $24 million increase in expenses driven by the revaluation of our deferred compensation obligation (which resulted in a corresponding increase in net gains on deferred compensation plan assets within investment and other income, net due to the revaluation of the related assets)
First nine months 2026 vs. 2025
The increase in selling, general and administrative expenses in the first nine months of fiscal 2026 was primarily due to:
+    $184 million increase in share-based compensation expense
+    $91 million increase in acquisition-related expenses
+    $64 million increase in sales and marketing expenses (including investments in growth and diversification initiatives)

	Three Months Ended			Nine Months Ended
	June 28, 2026	June 29, 2025	Change	June 28, 2026	June 29, 2025	Change
Other expense	$68	$—	$68	$97	$—	$97
Third quarter and first nine months 2026 vs. 2025
Other expenses in the third quarter and first nine months of fiscal 2026 consisted of restructuring and restructuring-related charges (substantially all of which related to severance costs).

Interest Expense and Investment and Other Income, Net (in millions)
	Three Months Ended			Nine Months Ended
	June 28, 2026	June 29, 2025	Change	June 28, 2026	June 29, 2025	Change
Interest expense	$178	$168	$10	$519	$493	$26

Investment and other income, net
Interest and dividend income	$97	$160	$(63)	$347	$495	$(148)
Net gains on marketable securities	726	204	522	605	241	364
Net gains on other investments	19	5	14	237	30	207
Net gains on deferred compensation plan assets	149	84	65	135	65	70
Impairment losses on other investments	(38)	(52)	14	(61)	(93)	32
Equity in net earnings (losses) of investees	66	(4)	70	149	13	136
Other	(5)	(39)	34	46	(3)	49
	$1,014	$358	$656	$1,458	$748	$710
Net gains on marketable securities in the third quarter and first nine months of fiscal 2026 was primarily driven by the initial public offerings of certain QSI equity investments.
Net gains on other investments in the first nine months of fiscal 2026 was primarily driven by observable price changes on certain of our QSI non-marketable equity investments. The increase in net earnings of investees in the first nine months of fiscal 2026 was primarily driven by an increase in our share of earnings in certain QSI equity method investments. The decrease in interest and dividend income in the first nine months of fiscal 2026 was primarily due to lower balances of interest-bearing securities.
Income Tax Expense (in millions, except percentages)
The following table summarizes the primary factors that caused our income tax provision to differ from the expected income tax provision at the U.S. federal statutory rate:

	Three Months Ended		Nine Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Expected income tax provision at federal statutory tax rate	$517	$620	$1,731	$2,035
Benefit of releasing valuation allowance on federal deferred tax assets	—	—	(5,724)	—
Benefit from foreign-derived deduction eligible income (FDDEI)	(36)	(269)	(332)	(929)
Benefit related to the federal research and development tax credit	(58)	(67)	(156)	(186)
Foreign currency loss (gain) related to foreign withholding tax receivable	28	(123)	148	42
Excess tax benefit associated with share-based awards	(50)	(21)	(68)	(98)
Other	59	146	265	170
Income tax expense (benefit)	$460	$286	$(4,136)	$1,034
Effective tax rate	19%	10%	(50%)	11%
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
Unrecognized tax benefits were $3.0 billion and $2.7 billion at June 28, 2026 and September 28, 2025, respectively. We believe that it is reasonably possible that our unrecognized tax benefits will change within the next twelve months.
Segment Results
The following should be read in conjunction with our financial results for the third quarter of fiscal 2026 for each reportable segment included in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 6. Segment Information.”
QCT Segment (in millions, except percentages)

	Three Months Ended			Nine Months Ended
	June 28, 2026	June 29, 2025	Change	June 28, 2026	June 29, 2025	Change
Revenues
Handsets	$5,086	$6,328	$(1,242)	$18,934	$20,831	$(1,897)
Automotive	1,588	984	604	4,015	2,904	1,111
IoT (internet of things)	1,830	1,681	149	5,244	4,811	433
Total revenues (1)	$8,504	$8,993	$(489)	$28,193	$28,546	$(353)
EBT (2)	$2,192	$2,671	$(479)	$7,959	$8,774	$(815)
EBT as a % of revenues	26%	30%	-4 points	28%	31%	-3 points
(1) Descriptions of our three QCT revenue streams can be found in this Quarterly Report in “Notes to Condensed Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items.”
(2) Earnings before income taxes.
Substantially all of QCT’s revenues consist of equipment and services revenues, which were $8.3 billion and $8.8 billion in the third quarter of fiscal 2026 and 2025, respectively, and $27.7 billion and $28.0 billion in the first nine months of fiscal 2026 and 2025, respectively. QCT revenues mostly relate to sales of our Snapdragon and Dragonwing platforms (which include processors and modems), stand-alone Mobile Data Modems, radio frequency transceiver, power management and wireless connectivity integrated chipsets as well as sales of 4G, 5G sub 6 and 5G millimeter wave RFFE products.
Third quarter 2026 vs. 2025
The decrease in QCT revenues in the third quarter of fiscal 2026 was primarily due to:
-    lower handsets revenues, primarily due to lower chipset shipments to certain major OEMs (primarily driven by customers adjusting build plans to reduce their inventory levels as a result of the negative effects of recent memory supply constraints and related price increases)
+    higher automotive revenues, due to a $381 million increase in revenues per unit driven by favorable mix and higher average selling prices and $223 million in higher shipments primarily from new vehicle launches with our Snapdragon digital cockpit and advanced driver assistance and automated driving (ADAS/AD) products
+    higher IoT revenues, primarily due to an increase in revenues per unit primarily driven by favorable mix
QCT EBT as a percentage of revenues decreased in the third quarter of fiscal 2026 primarily due to:
-    lower gross margin, primarily driven by higher product cost, partially offset by higher average selling prices
-    lower revenues

First nine months 2026 vs. 2025
The decrease in QCT revenues in the first nine months of fiscal 2026 was primarily due to:
-    lower handsets revenues, primarily due to lower chipset shipments to certain major OEMs (primarily driven by customers adjusting build plans to reduce their inventory levels as a result of the negative effects of recent memory supply constraints and related price increases)
+    higher automotive revenues, due to a $560 million increase in revenues per unit driven by favorable mix and higher average selling prices and $551 million in higher shipments primarily from new vehicle launches with our Snapdragon digital cockpit and ADAS/AD products
+    higher IoT revenues, primarily due to an increase in revenues per unit primarily driven by favorable mix
QCT EBT as a percentage of revenues decreased in the first nine months of fiscal 2026 primarily due to:
-    higher operating expenses, primarily driven by higher research and development and selling, general and administrative expenses
-    lower gross margin, primarily driven by higher product cost, partially offset by higher average selling prices
-    lower revenues
QTL Segment (in millions, except percentages)

	Three Months Ended			Nine Months Ended
	June 28, 2026	June 29, 2025	Change	June 28, 2026	June 29, 2025	Change
Licensing revenues	$1,278	$1,318	$(40)	$4,252	$4,172	$80
EBT	881	942	(61)	3,105	3,028	77
EBT as a % of revenues	69%	71%	-2 points	73%	73%	—
Third quarter 2026 vs. 2025
The decrease in QTL licensing revenues in the third quarter of fiscal 2026 was primarily due to:
-    $67 million decrease in estimated sales of cellular products
-    $25 million in lower royalty revenues recognized related to devices sold in prior periods
+    $59 million increase in revenues per unit, which was primarily driven by favorable mix
QTL EBT as a percentage of revenues decreased in the third quarter of fiscal 2026 primarily due to:
-    higher operating expenses, primarily driven by higher selling, general and administrative expenses
-    lower revenues
First nine months 2026 vs. 2025
The increase in QTL licensing revenues in the first nine months of fiscal 2026 was primarily due to:
+    $111 million increase in revenues per unit, which was primarily driven by favorable mix
+    $53 million increase in estimated sales of cellular products
-    $65 million in lower royalty revenues recognized related to devices sold in prior periods
QTL EBT as a percentage of revenues remained approximately flat in the first nine months of fiscal 2026.
QSI Segment (in millions)

	Three Months Ended			Nine Months Ended
	June 28, 2026	June 29, 2025	Change	June 28, 2026	June 29, 2025	Change
Revenues	$—	$—	$—	$—	$—	$—
EBT	768	149	619	917	179	738
Third quarter 2026 vs. 2025
QSI EBT increased in the third quarter of fiscal 2026 primarily due to higher net gains on marketable securities resulting from the initial public offerings of certain of our equity investments.
First nine months 2026 vs. 2025
QSI EBT increased in the first nine months of fiscal 2026 primarily due to $380 million in higher net gains on marketable securities resulting from the initial public offerings of certain of our equity investments, $207 million in higher net gains from observable price changes on certain of our non-marketable equity investments and a $136 million increase in our share of earnings in equity method investments.

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
•The semiconductor industry is experiencing a broad-based increase in input costs and capacity constraints across wafer fabrication, assembly, test, advanced packaging, memory and other materials, due in part to increasing demand for leading-edge technologies, AI and data center applications. As a result, we continue to see increased product costs from certain of our key suppliers, which could negatively impact our margins. Further, if these supply and capacity constraints limit the availability of components, manufacturing capacity or related services from our suppliers, we may be unable to fully satisfy customer demand, which could result in lost or delayed revenue and adversely affect our results of operations, cash flows and financial condition.
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

Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and cash provided by our debt programs. The following tables present selected financial information related to our liquidity at June 28, 2026 and September 28, 2025 and for the first nine months of fiscal 2026 and 2025 (in millions):

	June 28, 2026	September 28, 2025	Change
Cash, cash equivalents and marketable securities (including restricted cash)
Cash and cash equivalents	$4,533	$5,520	$(987)
Restricted cash (1)	—	2,323	(2,323)
Marketable securities	3,771	4,635	(864)
	$8,304	$12,478	$(4,174)
Debt (2)	$15,270	$14,811	$459
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
(2) Consists of our issued debt, including $2.0 billion classified as current and maturing in May 2027, and $498 million of outstanding commercial paper reported as short-term debt as of June 28, 2026. At June 28, 2026, our credit facility was undrawn.

	Nine Months Ended
	June 28, 2026	June 29, 2025	Change
Net cash provided by operating activities	$8,405	$10,016	$(1,611)
Net cash used by investing activities	(1,648)	(329)	(1,319)
Net cash used by financing activities	(10,046)	(9,760)	(286)
Cash, cash equivalents and marketable securities (including restricted cash). The net decrease in cash, cash equivalents and marketable securities (including restricted cash) for the first nine months of fiscal 2026 was primarily due to $6.8 billion in payments to repurchase 42 million shares of our common stock (which includes repurchases that offset share issuances in connection with the acquisition of Alphawave), $2.9 billion in cash dividends paid, $1.6 billion in capital expenditures, $1.6 billion in cash paid for acquisitions and other investments (net of cash acquired) and $888 million in payments of tax withholdings related to the vesting of share-based awards, partially offset by cash provided by operating activities and $495 million in net proceeds of commercial paper.
During the first nine months of fiscal 2026, income taxes paid were greater than our provision. This was primarily driven by the $5.7 billion release of our valuation allowance on federal deferred tax assets in the second quarter of fiscal 2026 and our final installment payment for a one-time U.S. repatriation tax accrued in fiscal 2018 of $663 million. The OBBB includes significant corporate tax reforms, including the permanent reinstatement of deducting domestic research and development expenditures as incurred beginning in fiscal 2026 (under prior law such expenditures were capitalized and amortized over five years). We expect this change will have a favorable effect on our cash flows from operations due to significantly lower cash tax payments.
Net changes in our operating assets and liabilities for the first nine months of fiscal 2026 negatively impacted our operating cash flows primarily driven by an increase in inventory reflecting certain customer demand impacts from memory supply constraints, partially offset by a decrease in other assets and increase in payroll, benefits and other liabilities. The decrease in other assets is primarily due to the utilization of prior advanced supply agreement payments. The increase in payroll, benefits and other liabilities is primarily due to an increase in accrued customer incentives, which included the impact of timing of related payments, partially offset by payments related to our employee cash incentive program.
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

Additional Capital Requirements. Expected working and other capital requirements are described in our 2025 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At June 28, 2026, other than for the changes disclosed in the “Notes to Condensed Consolidated Financial Statements”, “Looking Forward” and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to our expected working and other capital requirements described in our 2025 Annual Report on Form 10-K.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial market risks related to interest rates, equity prices and foreign currency exchange rates are described in our 2025 Annual Report on Form 10-K. Apart from the update described below, at June 28, 2026, there have been no material changes to the financial market risks described at September 28, 2025.
Equity Price Risk. At June 28, 2026, the recorded value of our marketable equity securities was $926 million. Certain of our marketable equity investments are in growth stage public companies, and the fair values of these investments have been and may continue to be subject to increased volatility.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined under Rule 13a-15(f) promulgated under the Exchange Act, in the third quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Our purchases of our common stock in the third quarter of fiscal 2026 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
March 30, 2026 to April 26, 2026	3,205	$130.45	3,205	$21,507
April 27, 2026 to May 24, 2026	2,364	186.06	2,364	21,067
May 25, 2026 to June 28, 2026	2,277	222.00	2,277	20,562
Total	7,846		7,846
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended June 28, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

QUALCOMM Incorporated
Dated: July 29, 2026	/s/ Akash Palkhiwala
Akash Palkhiwala
Executive Vice President, Chief Financial Officer and Chief Operating Officer