Form 10-K
period 2026-09-27
QUALCOMM INC/DE
filed 2026-11-04
CIK 804328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2026
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at March 27, 2026 (the last business day of the registrant’s most recently completed second fiscal quarter) was $134.0 billion, based upon the closing price of the registrant’s common stock on that date as reported on the NASDAQ Global Select Market.
The number of shares outstanding of the registrant’s common stock was 1,070 million at November 2, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2027 Annual Meeting of Stockholders, to be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report where indicated.

QUALCOMM Incorporated
Form 10-K
For the Fiscal Year Ended September 27, 2026
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
PART I
Item 1. Business
We incorporated in California in 1985 and reincorporated in Delaware in 1991. We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Our 52-week fiscal years consist of four equal fiscal quarters of 13 weeks each, and our 53-week fiscal years consist of three 13-week fiscal quarters and one 14-week fiscal quarter. The financial results for our 53-week fiscal years and our 14-week fiscal quarters will not be exactly comparable to our 52-week fiscal years and our 13-week fiscal quarters. Our fiscal years for 2026, 2025 and 2024 included 52 weeks, 52 weeks and 53 weeks, respectively. Our fiscal year for 2027 will include 52 weeks.
Overview
We are a global technology leader, helping to bring intelligent computing everywhere through the development and commercialization of foundational technologies, including advanced artificial intelligence (AI), high-performance and low-power computing and leading connectivity. Our platforms help power intelligent products and services used around the world, across industries and applications from handsets to automotive, the internet of things (IoT) and data center.
In handsets, our Snapdragon® platforms combine on-device AI, advanced wireless connectivity, high-performance and low-power computing and multimedia and imaging technologies to deliver differentiated smartphone experiences across a broad range of device tiers. In automotive, our Snapdragon® Digital Chassis™ platforms, including connectivity, digital cockpit and advanced driver assistance and automated driving (ADAS/AD), are helping to connect the car to its environment and the cloud, creating unique in-cabin experiences and enabling a comprehensive assisted and automated driving solution. In IoT, our Snapdragon and Dragonwing™ platforms are helping power technology advancements in industries and applications from personal AI and compute (including personal computers (PCs), extended reality (XR) and other personal computing devices) to industrial, networking and robotics applications (including mobile broadband, wireless access points, handhelds, retail, tracking and logistics, and other commercial and home applications). In data center, our Qualcomm Dragonfly™ products, including products currently in development, are engineered to provide leading performance and power efficiency across central processing units (CPUs), AI accelerators and connectivity. These offerings, together with our custom silicon solutions and Modular’s AI-native software platform, are designed to deliver comprehensive solutions for data center infrastructure.
For over 40 years, we have been a leader in helping set industry standards and creating era-defining technology breakthroughs, and we continue to play a leading role in developing system-level inventions that serve as the foundation for multiple generations of advanced technologies. Qualcomm’s technology and IP advantage stems from our leadership across connectivity, compute, AI, software, sensing, security and advanced packaging, and a broad portfolio enabling differentiated, integrated platform solutions across industries.
We derive revenues principally from sales of integrated circuit products (also known as integrated circuit platforms, chips, chipsets or modules) and licensing of our intellectual property, including patents and other rights. We are organized on the basis of products and services and have three reportable segments. We conduct business primarily through our QCT (Qualcomm CDMA Technologies) semiconductor business and our QTL (Qualcomm Technology Licensing) licensing business. QCT develops and supplies integrated circuit platforms and system software with advanced connectivity and high-performance, low-power computing technologies. QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products. Our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments. We also have nonreportable segments, including our Data Center, QGOV (Qualcomm Government Technologies) and Modular businesses. Beginning in the first quarter of fiscal 2027, our Data Center business, which has been presented as a nonreportable segment, will be included within our QCT reportable segment, to align to how we plan to manage the business going forward.
Industry Trends
As the largest technology platform in the world, mobile has transformed the way we connect, compute and communicate. Our breakthrough inventions and licensing programs have been integral to the demand and evolution of the mobile industry. On-device AI, high-performance, low-power computing and advanced connectivity technologies are also used in many other industries, empowering new services, new business models and new ways to engage and interact with customers.
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
The industry is transitioning from generative AI assistants to agentic AI systems capable of autonomously executing tasks across workflows, driving increased demand for compute and AI infrastructure, custom silicon, high-speed networking and interconnects, orchestration software and hybrid device-to-cloud computing platforms. At the same time, physical and industrial AI are beginning to reshape industries and provide new opportunities from robotics to manufacturing, logistics and energy, through embedded intelligence and enabling automation, real-time insights, autonomous systems and adaptive decision-making at the edge.
Significant investment continues across many industries in the development of generative and physical AI models, assistants, agents and workflows. They are disrupting traditional methods of search, content creation, recommendation systems and personalized digital assistants, offering significant enhancements in consumer utility and productivity, changing the human-computer interface and evolving agentic AI experiences. While these generative AI models are developed primarily for use in the cloud, we believe that the variety of innovative enterprise and consumer use cases that have emerged and will continue to emerge from generative AI must run on-device to maximize their utility, and bring the benefits of immediacy, privacy, security and personalization to consumers. We expect continued advancement in the generative AI capabilities of edge devices and increased adoption of generative AI capable technologies in handsets and other edge devices. We also expect companies and regulators will continue to focus on responsible AI, data privacy and security to ensure the responsible development and deployment of these technologies.
Advancing Connectivity. Building on foundational innovations developed for 3G (third generation) and 4G (fourth generation) cellular technologies, the mobile industry is continuing the global transition to 5G (fifth generation), which is designed to support multi-gigabit data rates, low latency and greater capacity than previous generations of mobile technology to enable enhanced mobile broadband experiences, including ultra-high definition (4K) video streaming and sharing, near-instantaneous access to cloud services, immersive cloud gaming and XR experiences, including augmented reality, virtual reality and mixed reality. 5G’s performance and capacity improvements are also enabling operators to offer new consumer and enterprise services. 5G Advanced builds upon the initial 5G standards to enhance system capabilities and expand into new use cases. It introduces key improvements for continued 5G commercialization, supports a range of services beyond mobile broadband, and lays the groundwork for 6G (sixth generation). 5G Advanced is a transformative step, integrating AI-enabled device performance and network performance advancements, non-terrestrial (satellite) communications and lower cost devices to drive innovation across the 5G ecosystem. 6G standardization has now transitioned from early vision and research into concrete 3GPP development phase, with foundational air interface decisions underway and first specifications targeted for 2029/2030, emphasizing AI-native networks, integrated sensing, efficiency gains and global interoperability.
Handsets. AI use in smartphones is increasing, and as we look forward, we expect on-device and agentic AI use cases will continue to expand and reshape the mobile industry. Additionally, consumer demand for new experiences, combined with the needs of mobile operators and device manufacturers to provide differentiated features and services, is driving continued innovation within the smartphone across AI, connectivity, processing, multimedia, imaging, audio and more. As a result, the smartphone continues to be the go-to device for social networking, music and video streaming, photography and video capture, e-commerce, gaming, email, web browsing and more. We believe that the combination of AI and advanced cellular technology (such as 5G and future generations) will increasingly enable these experiences to be more immersive, intuitive and interactive.

Automotive. Digitalization of the automotive cockpit, including wireless connectivity, continues to transform the in-vehicle experience, enabling greater personalization of content and settings for both drivers and passengers as automakers respond to growing interest from consumers to bring their digital lifestyles into the vehicle. Car-to-cloud platforms are designed to help automakers improve cost efficiencies, create new service opportunities throughout the lifecycle of a vehicle with over-the-air update capabilities and gather valuable vehicle and usage analytics. This is driving the development of a new architecture for the software-defined vehicle. According to analyst data, 72% of new vehicles produced in 2030 are projected to have embedded cellular connectivity, with 51% of new vehicles featuring 5G connectivity compared to 27% in 2026 (TechInsights, July 2026). Building on this foundation, AI is helping further transform the next generation of vehicles by embedding intelligence that enables vehicles to actively learn from their environments to support safety, optimize vehicle energy efficiency and provide features such as interactive in-vehicle assistance that personalize the driving and passenger experience. In addition, high-performance, low-power computing technologies, with added security and safety required for automotive products, are being used to improve vehicles with ADAS/AD features that we expect to scale across vehicle tiers and continue the progression toward higher levels of autonomy, safety and convenience. Analysts estimate that the share of new light duty vehicles sold globally with Level 2 (i.e., partial driving automation) or higher autonomy will grow from 24% in 2025 to 58% in 2030 (TechInsights, November 2025).
IoT. Industry demand for IoT products is expected to remain strong across personal AI and compute and industrial, networking and robotics, in part due to expanded use cases enabled by 5G and AI technologies, including generative AI.
Personal AI and Compute. Personal AI and compute products, including PCs, XR and other personal computing devices, continue to adopt the latest connectivity, processing and intelligence technologies including on-device AI capabilities. This enables new services, applications and experiences that can be run directly on the device, driving improvements in latency, cost and privacy. For example, AI-focused PCs, including those powered by our Snapdragon X Series platforms, allow for increased productivity and enhanced use cases enabled by on-device AI processing at low power.
Advancements in AI technology are driving the emergence of new personal AI devices, such as smart glasses, earbuds and other wearables, that allow AI agents to be context-aware, seeing what you see and/or hearing what you hear. These devices are transitioning from simply extending smartphone experiences to providing new and unique personalized AI experiences, connecting the user directly to the AI agent and model in a more seamless interface. These devices are enabled by the convergence of on-device AI processing at low power, including tailored small language and multimodal models capable of running directly on the device, with advanced sensing, imaging, and audio technologies. Recent product introductions illustrate the wide span of device types in this category, from audio-only, to camera-equipped, to immersive XR form factors. We expect an expanded range of agentic use cases to support increased adoption of these technologies across consumer applications.
Industrial, Networking and Robotics. The combination of IoT products with connectivity, edge-computing, on-device AI and power-optimized and/or precise location tracking, along with cloud capabilities, is driving advancements in industries such as retail, transportation logistics, manufacturing, energy and utilities, smart home and video. These technologies allow companies to gain new knowledge and insights about their products and services, manufacturing and logistics processes, which can help to transform and optimize their businesses by improving safety, surveillance, efficiency and customer experiences. A key enabler of this shift is physical AI, which is reshaping industrial applications and creating new opportunities, particularly in areas like manufacturing and robotics.
Advances in wireless technology are helping to drive demand for edge networking products (including mobile, fiber broadband and wireless access points). Fiber and 5G technologies continue to evolve, delivering not only high speed broadband and infrastructure but also providing the flexibility to support fixed, mobile and fixed wireless users with the delivery of high-performance, low-latency connections. Additionally, advancements in Wi-Fi are driving consumer and enterprise demand for the latest Wi-Fi 6, 6E and 7 access point technologies that leverage increased network speed, capacity and efficiency to support the increased number of connected devices at home and at work.
Data Center. Data center infrastructure is undergoing significant transformation driven by the increasing adoption of AI applications and agentic AI workloads. As AI adoption continues to expand, the industry is increasingly focused on supporting the deployment and operation of AI inference workloads at scale. The growth of generative and agentic AI applications is driving demand for data center compute and infrastructure that can efficiently process increasing volumes of inference requests while managing power consumption, performance and total cost of ownership. As a result, hyperscale and enterprise customers are increasingly evaluating specialized architectures, custom silicon and software solutions designed to improve the efficiency and scalability of AI inference workloads. As AI adoption expands across cloud, edge and endpoint environments, hybrid computing architectures are expected to play an increasingly important role in enabling scalable, distributed AI experiences.

Technology Overview
The worldwide demand for intelligent computing everywhere requires continuous innovation to improve user experiences, support new services, expand on-device processing and AI capabilities at low power, and increase wireless connectivity capacity and performance. To meet these requirements, different foundational technologies, including wireless communications, high-performance and low-power computing, AI, multimedia and location, continue to evolve. We have a long history of investing heavily in research and development and have developed many of these foundational technologies that help drive the continued evolution in mobile, automotive, IoT and data center. We have also developed and acquired (and continue to develop and acquire) significant related intellectual property. This intellectual property has been incorporated into the most widely accepted and deployed cellular wireless communications technology standards, and we have licensed it to hundreds of companies.
Intelligent Computing. Our processors are purpose-built to elevate computing experiences across mobile, automotive, IoT and data center. We have developed System-on-Chip (SoC) architecture with heterogeneous computing features, which uses our central processing unit (CPU) and different types of specialized engines (graphics processing unit (GPU) and neural processing unit (NPU)) to enable high-performance and low-power computing and other optimization techniques. Our Qualcomm Oryon™ and Qualcomm® Kryo™ CPU processors deliver enhanced security and AI solutions, designed to enable the next generation of high-tech devices and apps. Qualcomm Oryon CPU core technology is custom-designed to deliver a new level of performance and efficiency and developed to be integrated across a wide portfolio of Snapdragon powered products from certain PC and smartphone products to certain automotive platforms, IoT products and data center solutions. Our Qualcomm® Adreno™ GPUs are designed to deliver high quality graphics performance for visually rich 3D gaming and user interfaces.
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
We envision 6G will integrate advanced capabilities designed as an AI-native platform that brings together connectivity, sensing, compute across devices, network edge and the cloud, and includes a variety of new system features enabling higher levels of efficiency and performance.
Additional Significant Technologies used in Mobile and Other Industries. We continue to play a leading role in developing (and/or have acquired) many other technologies used across mobile and other industries, including:
•audio technologies, including noise cancellation, that utilize advanced digital signal processing, AI-enhanced voice processing and low-power computing to improve speech intelligibility, reduce background noise and enhance audio experiences;
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

•data center technologies, including High Bandwidth Compute (HBC), designed to enhance AI inference efficiency through a near-memory architecture that optimizes memory utilization, bandwidth, latency, throughput and energy efficiency, as well as connectivity technologies that leverage advanced interconnect, Serializer/Deserializer (SerDes), digital signal processing and optical networking capabilities to enable scalable, high-bandwidth, low-latency communication;
•fast charging features, enabling devices to charge quickly, safely and efficiently;
•multimedia technologies including video, audio and speech compression technologies and system-level solutions enabling feature-rich, high-quality experiences in imaging, audio and vision intelligence;
•low-earth orbit (LEO) satellite connectivity technologies that leverage satellite communications, advanced RF systems and non-terrestrial network (NTN) capabilities to provide broadband, backhaul and direct-to-device connectivity beyond terrestrial networks;
•Modular’s open AI-native software platform that enables AI to run efficiently across hardware architectures;
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
•RISC-V’s open, extensible instruction set architecture and ecosystem, through our increased leadership and participation in related industry organizations, broader deployment of RISC-V cores within products, and support for open, customizable computing architectures that can enable innovation across platforms;
•robotics technologies that support advanced perception and motion planning using models such as vision-language-action models (VLAs) and vision-language models (VLMs), allowing robots to perceive, reason, adapt and act in real-world environments;
•security and content protection systems for enhanced device security without compromising the user experience;
•vision intelligence platform features such as image processing and video analytics for consumer and enterprise camera solutions;
•volatile (LPDDR4, 5, 6) and non-volatile (eMMC & UFS) memory and related controllers;
•WLAN, such as Wi-Fi and micro-power Wi-Fi solutions for battery-powered IoT and edge devices, which link two or more nearby devices wirelessly and usually provide connectivity through an access point; and
•XR platform features such as 6DoF (six-degrees of freedom) head tracking and controller capabilities, video pass-through and embedded cellular connectivity for new types of user experiences, and hybrid computing to distribute workloads across devices.
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
QCT Segment. QCT is a leading developer and supplier of integrated circuit products and system software with advanced connectivity and high-performance, low-power computing technologies, for use in mobile devices; automotive systems for connectivity, digital cockpit and ADAS/AD; and IoT products, including personal AI and compute electronic devices, industrial devices, networking and robotics. QCT’s integrated circuit products are sold and its system software is licensed to manufacturers that use our products in a broad range of devices, from low-tier, entry-level devices primarily for emerging regions to premium-tier devices. Our technology roadmap is the result of extensive collaboration with manufacturers, operators, developers, system integrators, infrastructure vendors, cloud providers, test tool vendors, service providers, AI companies, governments and industry standards organizations, as well as our years of research into emerging network standards and the development of integrated circuits. Our roadmap takes advantage of new standards, while maintaining backward compatibility with existing standards. We have leveraged and expect to continue to leverage the foundational technologies, such as our processor technologies, core baseband modem and our other wireless connectivity products including Wi-Fi, Bluetooth and precise positioning technologies, across our product categories, industries and applications including mobile handsets, automotive and IoT.
The Snapdragon and Dragonwing families of highly integrated, system-based solutions generally consist of application processors and wireless connectivity capabilities, including our cellular modem that provides core baseband modem functionality for voice and data communications, non-cellular wireless connectivity (such as Wi-Fi and Bluetooth) and global positioning functions. Our Snapdragon and Dragonwing application processor functions powered by Qualcomm Oryon and

Kryo CPUs, Hexagon NPUs, and Qualcomm Adreno GPUs include AI, security, graphics, display, audio, video, camera and other compute processing. In addition to the highly integrated core SoC, we also design and supply supporting components, including the RF transceiver, PM (power management), audio codecs, speaker amps and additional wireless connectivity integrated circuits. These supporting components, in addition to our cellular modems and application processors comprising our core SoC, are also sold as individual components. The combination of the SoC, system software and supporting components provides an overall platform with optimized performance and efficiency, enabling manufacturers to design and deliver powerful, slim and power-efficient devices ready for integration with complex cellular networks worldwide.
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
Our wireless connectivity products also consist of integrated circuits and system software for Wi-Fi, Bluetooth and frequency modulation, as well as technologies that support location data and services. QCT also offers standalone Wi-Fi, Bluetooth, application processor and Ethernet products utilized within these devices and systems. Our networking products include Wi-Fi, Ethernet and passive optical network (PON) chips, network processors, wireless access points and routers, broadband gateway equipment and software. These products help enable home and enterprise networks to support the demand of dense device environments, always-on services and intelligent applications.
We leverage a broad network of suppliers, foundries and other industry partners, together with our engineering, operations, supply chain and process technology expertise, to deliver quality and reliability on a significant scale worldwide. Other than for certain of our RFFE modules and RF filter products, QCT utilizes a fabless production model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuits are made. Therefore, we primarily rely on third parties to perform the manufacturing, including wafer fabrication, assembly, packaging, and most of the testing, of our integrated circuits based primarily on our proprietary designs and test programs. While we directly procure certain raw materials and components used in the production of certain of our products, such as memory, substrates and other components, our suppliers are responsible for the procurement of most of the raw materials and components used in the production of our integrated circuits. We employ both turnkey and two-stage manufacturing models to purchase our integrated circuits. Under the turnkey model, our foundry suppliers are responsible for delivering fully assembled and tested integrated circuits. Under the two-stage manufacturing model, we purchase wafers from semiconductor manufacturing foundries and contract with separate third parties for manufacturing services such as wafer bump, probe, assembly and the majority of our final test requirements. The primary foundry suppliers for our various digital, analog/mixed-signal, RF and PM integrated circuits include Taiwan Semiconductor Manufacturing Company (TSMC), Samsung Electronics and GlobalFoundries. We primarily purchase memory components for certain of our products (including automotive) from Micron Technology and Samsung Electronics. Our primary semiconductor assembly and test suppliers are Amkor Technology, Advanced Semiconductor Engineering, Siliconware Precision Industries and STATS ChipPAC. The majority of our foundry, memory and semiconductor assembly and test suppliers are located in the Asia-Pacific region.
QCT primarily uses internal fabrication facilities to manufacture certain RFFE modules and RF filter products. Front-end wafer fabrication is performed in Germany and Singapore, while back-end assembly, packaging, testing and distribution preparation processes are conducted in China and Singapore.
QCT's marketing strategy aims to promote Qualcomm as the leader of enabling intelligent computing everywhere, Snapdragon as the preferred platform powering premium experiences across handsets (powering Android devices), automotive and personal AI and compute IoT, and Dragonwing as the leading-edge products for industrial, networking and robotics IoT. Through direct marketing efforts, partnerships and collaborations (including marketing programs with customers), products powered by Snapdragon and Dragonwing are marketed to expand the reach of these brands to drive awareness and preference.
QCT’s sales are primarily made through supply terms which implement a purchase order and order confirmation process for delivery of products. QCT generally allows customers to reschedule delivery dates within a defined time frame and to cancel orders prior to shipment with or without payment of a cancellation fee, depending on when the order is canceled.
The industries in which QCT operates are intensely competitive. QCT competes worldwide with a number of U.S. and international designers and manufacturers of semiconductors, ranging from multinational companies with integrated research and development, manufacturing, sales and marketing organizations across a broad spectrum of product lines, to companies that are focused on a single application, industry or standard product, including those that produce products for industries and applications including handsets, automotive or IoT, among others. Most of these competitors compete with us with respect to some, but not all, of our product lines. Companies that provide on-device AI, high-performance and low-power computing and connectivity-based integrated circuit products and/or software are generally competitors or potential competitors. As a result of global expansion by foreign and domestic competitors, technological changes, device manufacturer concentrations, limited global supply capacity, vertical integration and the potential for further industry consolidation, we anticipate the industry to remain very competitive. We believe that the principal competitive factors for our products include performance, level of integration, quality, compliance with industry standards, price, time-to-market, system cost, design, engineering and supply chain capabilities, new product innovation, growth and scaling of distribution channels, desire by certain customers to use multiple suppliers and customer support. QCT also competes in both single-mode and multimode environments against alternative communications technologies. Additional competitive factors exist for QCT product offerings that have expanded into industries and applications beyond mobile handsets, including automotive and IoT.
QCT also faces competition, which may intensify in the future, from products internally developed by our customers, including some of our largest customers. Our competitors devote significant amounts of their financial, technical and other resources to develop and market competitive products and, in some cases, to develop and adopt competitive technologies, and those efforts may materially and adversely affect us. Although we have attained a significant position in the semiconductor industry, many of our current and potential competitors may have advantages over us. These and other risks related to competition are more fully described in “Part I, Item 1A. Risk Factors” in this Annual Report, including the Risk Factors titled “The semiconductor industry is subject to intense competition in an environment of rapid technological change. Our success depends in part on our ability to adapt to such change and compete effectively; and such change and competition could result in decreased demand for our products and technologies or declining average selling prices for our products or those of our customers or licensees” and “Our business, particularly our semiconductor business, may suffer as a result of our customers vertically integrating (i.e., developing their own integrated circuit products).”
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
Since our founding in 1985, we have focused heavily on technology development and innovation. These efforts have resulted in a leading intellectual property portfolio related to foundational, system level technologies for the wireless industry. We have an extensive portfolio of United States and foreign patents, and we continue to pursue patent applications around the world. Our patents have broad coverage in many countries, including Brazil, China, India, Japan, South Korea, Taiwan, the United States and countries in Europe (including European patents with unitary effect). A substantial portion of our patents and patent applications relate to digital wireless communications technologies, including patents that are essential or may be important to the commercial implementation of LTE and/or OFDMA-based 5G products. Our patent portfolio is the most widely and extensively licensed in the industry. Additionally, we have a substantial patent portfolio related to key technologies used in communications and other devices and/or related services, some of which are contributed to and commercialized as industry standards, such as for certain video and audio/voice codecs, Wi-Fi, position location, UWB, memory and component interconnect. Our patents cover a wide range of technologies across connectivity (including wireless devices and network infrastructure equipment), computing and AI applications in diverse end-markets, not just the portion of such patented technologies incorporated into chipsets. Over the years, a number of companies have challenged our patent position, but the mobile communications industry generally recognizes that any company seeking to develop, manufacture and/or sell certain cellular products requires a license or other rights to use our patents.
We have licensed or otherwise provided rights to use our patents to hundreds of companies on industry-accepted terms. Our strategy to make our patented technologies broadly available has been a catalyst for industry growth, helping to enable a wide range of companies offering a broad array of wireless products and features while increasing the capabilities of and/or driving down average and low-end selling prices for handsets and other wireless devices. By licensing or otherwise providing rights to use our patents to a wide range of equipment manufacturers, encouraging innovative applications, supporting equipment manufacturers with integrated chipset and software products and focusing on improving the efficiency of the airlink for wireless operators, we have helped multimode device capabilities evolve, grow demand and reduce device pricing. 5G network deployments and commercial 5G device sales began in 2019. By licensing or otherwise providing rights to use our patents to a wide range of equipment manufacturers, we are supporting the continuing global rollout and availability of 5G technology. We believe that 5G will continue to encourage innovative applications through enhanced mobile broadband services with lower latency and multi-gigabit user data speeds and bring more capacity and efficiency to wireless networks.
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
The vast majority of QTL revenues have been generated through our licensees’ sales of OFDMA-based products (including 4G-enabled and 5G-enabled multimode devices), such as smartphones and other devices. We have invested in both the acquisition and development of, and continue to invest in the development of, OFDMA technology and intellectual property and have generated the industry leading patent portfolio applicable to LTE, LTE Advanced, LTE Advanced Pro, 5G NR and 5G Advanced. Some of our inventions that serve as foundational technologies for 3G and 4G also serve as foundational technologies for 5G. We have invested and continue to invest in the development of 5G and 6G and continue to play a significant role in driving advancements of 5G and 6G. Nevertheless, we face competition in the development of intellectual property for future generations of digital wireless communications technologies and services.
Our license agreements also may provide us with rights to use certain of our licensees’ technology and intellectual property to manufacture, sell and/or use certain components (e.g., application-specific integrated circuits) and related software, cellular devices and/or infrastructure equipment.
We have been subject to various governmental investigations and/or legal proceedings challenging our patent licensing practices over the years. Governmental investigations and/or legal proceedings could require us to change our patent licensing practices in the future, as described herein in “Part I, Item 1A. Risk Factors” under the heading “Changes in our patent licensing practices, whether due to governmental investigations, legal challenges or otherwise, could adversely impact our business and results of operations.”
QSI Segment. QSI makes strategic investments primarily through our Qualcomm Ventures arm that are focused on expanding or opening new opportunities for our technologies as well as supporting the design and introduction of new products and services (or enhancing existing products or services). Many of these strategic investments are in early-stage companies in a variety of industries and applications, including but not limited to AI, automotive, consumer, enterprise, IoT and data center. Our QSI investments primarily include non-marketable equity securities and, to a lesser extent, marketable equity securities. As part of our strategic investment activities, we generally intend to pursue various exit strategies for each of our QSI investments in the foreseeable future.
Other Businesses. Nonreportable segments, for the periods presented in this Annual Report, include our Data Center, QGOV and Modular businesses. We are expanding our Data Center business with our Qualcomm Dragonfly™ products, engineered to provide leading performance and power efficiency across CPUs, AI accelerators and connectivity. These offerings, including products currently in development, together with our custom silicon solutions and Modular’s AI-native software platform, are designed to deliver a broad range of data center infrastructure solutions. Beginning in the first quarter of fiscal 2027, our Data Center business will be included in our QCT reportable segment, to align to how we plan to manage the business going forward. QGOV provides development and other services and sells related products to U.S. government agencies and their contractors. Our Modular business provides software platforms, tools and cloud-based services that enable developers and enterprises to build, deploy and scale AI applications across heterogeneous computing environments.
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
Revenue Concentrations and Significant Customers
A small number of customers/licensees historically have accounted for a significant portion of our consolidated revenues. In fiscal 2026, revenues from Apple and Samsung each comprised 10% or more of our consolidated revenues. Additional information regarding revenue concentrations is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items” and “Notes to Consolidated Financial Statements, Note 8. Segment Information.”
Research and Development
We compete in industries that are characterized by rapid technological change, evolving industry standards and frequent new product introductions, requiring a continuous effort to enhance existing products and technologies and to develop new products and technologies. We have significant engineering resources, including engineers with substantial expertise in modem, advanced SoC (which includes specialized engines such as CPU, GPU and NPU to enable high-performance and low-power computing and other optimization techniques), AI, radio-frequency integrated circuit, RFFE, multimedia (camera, video, display and computer vision), sensor perception and drive policy, packaging, data center infrastructure and networking and a broad range of other technologies. We expect to continue to invest in research and development in a variety of ways in an effort to extend the demand for our products and technologies and to utilize that research and development in industries and applications from mobile handsets to automotive, IoT and data center, including continuing the development of new computing, AI, connectivity and multimedia technologies and other technologies (such as ADAS/AD and XR), developing alternative technologies for certain specialized applications, participating in the formulation of new wireless communication standards and technologies and assisting in deploying digital wireless communications networks around the world. We support Android, Windows, Linux and other client software environments in our chipsets. We are focused on making it easier for developers to design and deploy their applications on our platforms across multiple device categories and industries as part of our diversification strategy. We are also investing in research and development of data center products, such as CPUs, AI accelerators and connectivity.
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
Human Capital
At September 27, 2026, we had approximately 57,000 full-time, part-time and temporary workers, the overwhelming majority of which were full-time employees. Our employees work in over 200 locations in 38 different countries around the world. Our global workforce is highly educated, with the substantial majority of our employees working in engineering or other technical roles. During fiscal 2026, our voluntary turnover rate was approximately 6%.
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
Health, Safety and Wellness. The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. Through our Live+Well Work+Well programs, we provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide protection and security related to events that may require time away from work or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families.
Compensation and Benefits. We provide robust compensation and benefits programs to help meet the needs of our employees. In addition to base pay, these programs may include (depending on, among other things, country/region) annual bonuses, stock awards, an employee stock purchase plan, retirement and savings plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, adoption and surrogacy assistance, employee assistance programs, tuition assistance and on-site services such as health and fitness centers, among others. In addition to our broad-based equity award programs, we have used targeted equity awards with vesting conditions to facilitate retention of key personnel, particularly those with critical engineering skills and experience.
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
Since our employees are passionate about many causes, our corporate giving and volunteering programs support and encourage employees by engaging with those causes. In our offices around the world, our employee-led community-focused Giving Committees select local organizations to support, often in the form of grants that are primarily funded by the Qualcomm Foundation (which was established to support charitable giving and volunteerism). We also frequently collaborate with these organizations on volunteer activities for our employees. Additionally, employees can enhance their contributions to qualified charitable organizations of their choice by utilizing our charitable match program.
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
Information about our Executive Officers
Our executive officers (and their ages as of November 1, 2026) are as follows:
Cristiano R. Amon, age 56, has served as President and Chief Executive Officer and as a member of the Board of Directors since June 2021. Mr. Amon served as President and Chief Executive Officer-elect from January 2021 to June 2021 and President from January 2018 to January 2021. He served as Executive Vice President, QTI and President, QCT, from November 2015 to January 2018. He served as Executive Vice President, QTI and Co-President, QCT from October 2012 to November 2015, Senior Vice President and Co-President, QCT from June 2012 to October 2012 and as Senior Vice President, QCT Product Management from October 2007 to June 2012, with responsibility for our product roadmap, including the Snapdragon platforms. Mr. Amon joined Qualcomm in 1995 as an engineer and throughout his tenure at Qualcomm has held several other technical and leadership positions. Mr. Amon holds a B.S. in Electrical Engineering and an honorary doctorate from UNICAMP, the State University of Campinas, Brazil.
Heather Ace, age 56, has served as Executive Vice President and Chief Human Resources Officer since March 2020. Prior to joining Qualcomm, Ms. Ace was Senior Vice President, Human Resources at DexCom, Inc., a provider of continuous glucose monitoring, from July 2016 to March 2020. Prior to DexCom, she was Executive Vice President, Human Resources at Orexigen Therapeutics, Inc., a developer of treatments for obesity, from January 2016 to July 2016. Ms. Ace was Integration Leader for Royal Philips, leading the cross-functional integration of Philips Healthcare’s acquisition of Volcano Corporation, from January 2015 to January 2016. She was Executive Vice President, Human Resources at Volcano Corporation from May 2012 to January 2015. Prior to May 2012, Ms. Ace served in various senior executive roles in human resources, post-acquisition/merger integration and employment law at Life Technologies Corporation. She began her career at Gray, Cary, Ware & Freidenrich (now DLA Piper) as a litigation and transactional employment attorney, specializing in mergers and acquisitions. Ms. Ace holds a B.A. in Law & Society from the University of California, Santa Barbara and a J.D. from Santa Clara School of Law.
Baaziz Achour, age 65, has served as Executive Vice President and Chief Technology Officer, QTI since February 2025. Dr. Achour served as Chief Technology Officer – Elect from December 2024 to February 2025, Deputy Chief Technology Officer from April 2023 to December 2024, and Senior Vice President, Engineering from July 2006 to April 2023. He joined Qualcomm as a Systems Engineer in 1993 and throughout his tenure at Qualcomm has held several other leadership roles within the engineering organization. Dr. Achour holds a B.S. in Physics from the University of Algiers, and master’s and doctorate degrees in Electrical Engineering from Tufts University.

Ann Chaplin, age 53, has served as Executive Vice President, General Counsel and Corporate Secretary since November 2021. Prior to joining Qualcomm, Ms. Chaplin served at General Motors Company as Corporate Secretary and Deputy General Counsel, U.S., Transformation Initiatives and Corporate Securities from February 2021 to November 2021, Deputy General Counsel and Chief Compliance Officer, North America, Transformation Projects and Compliance from April 2019 to February 2021, Deputy General Counsel, Commercial, Transportation as a Service, Litigation and Regulation from January 2018 to April 2019, Deputy General Counsel, Intellectual Property, Regulation and Litigation from June 2017 to January 2018 and Deputy General Counsel, Litigation from December 2015 to June 2017. Prior to General Motors, Ms. Chaplin was an attorney at Fish & Richardson P.C. from February 2001 to December 2015, last holding the position of Litigation Practice Group Leader/Litigation Equity Principal. She began her career as an intellectual property litigation attorney at the law firm of Robins, Kaplan, Miller & Ciresi LLP. Ms. Chaplin holds a B.A. in Sociology of Law from the University of Minnesota and a J.D. from Harvard Law School.
Akash Palkhiwala, age 51, has served as Executive Vice President, Chief Financial Officer since November 2019 and also as Chief Operating Officer since January 2024. Mr. Palkhiwala served as Senior Vice President and Interim Chief Financial Officer from August 2019 to November 2019. He served as Senior Vice President, QCT Finance, QTI from December 2015 to August 2019 and Senior Vice President and Treasurer from October 2014 to December 2015. Mr. Palkhiwala served in various other finance and leadership roles since joining Qualcomm in March 2001. Prior to joining Qualcomm, he was an Analyst at KeyBank. Mr. Palkhiwala holds an undergraduate degree in Mechanical Engineering from L.D. College of Engineering in India and an M.B.A. from the University of Maryland.
Alexander H. Rogers, age 69, has served as Executive Vice President and President, QTL and Global Affairs since June 2021. Mr. Rogers served as President, QTL from October 2016 to June 2021, Senior Vice President and President, QTL from September 2016 to October 2016, Senior Vice President, Deputy General Counsel and General Manager, QTL from March 2016 to September 2016, Senior Vice President and Deputy General Counsel from October 2015 to March 2016 and Senior Vice President and Legal Counsel from April 2007 to October 2015. Prior to QTL, he led Qualcomm’s litigation group. Mr. Rogers joined Qualcomm in January 2001 as an attorney. Prior to joining Qualcomm, he was a partner at the law firm of Gray, Cary, Ware & Freidenrich (now DLA Piper), specializing in intellectual property and commercial litigation. Mr. Rogers holds a B.A. and an M.A. in English Literature from Georgetown University and a J.D. from Georgetown University Law Center.
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
Risk Factors Summary:
RISKS RELATED TO REVENUE AND CUSTOMER CONCENTRATION
•We derive a significant portion of our revenues from a small number of mobile handset customers and licensees, and particularly from their sale of premium-tier handset devices. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuates, our business and results of operations could be negatively affected.
•Our business, particularly our semiconductor business, may suffer as a result of our customers vertically integrating (i.e., developing their own integrated circuit products).
•A significant portion of our business is concentrated in China, and the risks of such concentration are exacerbated by U.S./China trade and national security tensions.
RISKS RELATED TO DIVERSIFICATION AND OTHER STRATEGIC INITIATIVES
•Our growth depends in part on the continued expansion of our business in industries and applications beyond mobile handsets, including in automotive, the internet of things (IoT) and data center. Our research, development and other investments in these areas, and related technologies and products, may not generate operating income or contribute to future results of operations that meet our expectations.
•Our increasing focus on artificial intelligence (AI), including on-device AI, agentic AI and AI infrastructure, may not result in the anticipated benefits and could expose us to additional competitive, regulatory, intellectual property and operational risks.

•We may engage in acquisitions and other strategic transactions or make investments, or be unable to consummate planned strategic acquisitions, which could adversely affect our results of operations or fail to enhance stockholder value.
RISKS RELATED TO INDUSTRY DYNAMICS AND COMPETITION
•Our revenues depend on our customers’ and licensees’ sales of products and services based on cellular communications and other technologies, and increasingly on customer demand for our products and platform solutions in automotive, IoT and data center.
•The semiconductor industry is subject to intense competition in an environment of rapid technological change. Our success depends in part on our ability to adapt to such change and compete effectively; and such change and competition could result in decreased demand for our products and technologies or declining average selling prices for our products or those of our customers or licensees.
RISKS RELATED TO SUPPLY AND MANUFACTURING
•We depend on a limited number of third-party suppliers for the procurement, manufacture, assembly and testing of our products manufactured in a fabless production model, and for certain intellectual property. If we fail to execute supply strategies that provide supply assurance, technology leadership and reasonable margins, our business and results of operations may be harmed. We are also subject to order and shipment uncertainties that could negatively impact our results of operations.
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
Risk Factors:
RISKS RELATED TO REVENUE AND CUSTOMER CONCENTRATION
We derive a significant portion of our revenues from a small number of mobile handset customers and licensees, and particularly from their sale of premium-tier handset devices. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuates, our business and results of operations could be negatively affected.
Although we expect to derive an increasing portion of our revenues from areas outside of mobile handsets, such as automotive, IoT and data center, we continue to derive a significant portion of our revenues from a small number of mobile handset customers and licensees, and particularly from their sale of premium-tier handset devices. Device share in the mobile industry, particularly at the premium tier, is concentrated among a few companies, including Apple, Samsung and certain Chinese original equipment manufacturers (OEMs), many of whom are or have in the past been our largest customers. This concentration means that the loss of any one of our key mobile handset customers, or a significant reduction in purchases from any such customer, whether due to such customer’s use of their own integrated circuit products (i.e., vertical integration) or our competitors’ integrated circuit products, government restrictions, a decline in global, regional or local economic conditions, a decline in consumer demand or any other reason, would have a significant negative impact on our business. For example, Apple has historically purchased our modem products for use in its devices and has historically been one of our largest customers, but we expect that Apple will primarily use its own internally developed modem products, rather than our products, in its devices going forward. This will have a significant negative impact on our QCT revenues, results of operations and cash flows, and our ability to offset that impact depends on the timing and magnitude of growth in our non-handset revenues, including in automotive, IoT and data center, which may not occur as anticipated. See also “Notes to Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items - Concentrations.”
A delay of significant purchases by any of our key mobile handset customers, even if only temporary, would reduce our revenues in the period of the delay. Any such reduction in revenues would also impact our cash resources available for other purposes, such as research and development. In addition, the timing and size of purchases by such customers may be impacted by the timing of such customers’ new or next generation product introductions, over which we have no control, and the timing and success of such introductions may cause our revenues and results of operations to fluctuate.
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
Further, as we seek to grow and diversify our business in areas such as automotive, IoT and data center, we may also derive a significant portion of revenues in such areas from a limited number of customers, hyperscalers, automakers or other industry participants.
Although we have many licensees, we derive a significant portion of our QTL licensing revenues from a limited number of mobile handset OEMs, which includes a number of Chinese OEMs. In the event that one or more of our significant licensees fail to meet their reporting and payment obligations, or we are unable to renew or modify one or more of their license agreements under similar terms as their existing agreements, our revenues, results of operations and cash flows would be adversely impacted. Moreover, the success of our core licensing business depends in part on the ability of our licensees to continue to develop, introduce and deliver high-volume products that achieve and sustain customer acceptance. We do not have control over the product development, sales efforts or pricing of products by our licensees, and our licensees might not be successful in these efforts. Reductions in sales of our licensees’ products, or reductions in the average selling prices of such products without a sufficient increase in the volumes sold, would generally have an adverse effect on our licensing revenues.
Our business, particularly our semiconductor business, may suffer as a result of our customers vertically integrating (i.e., developing their own integrated circuit products).
Certain of our largest mobile handset customers (for example, Samsung and Xiaomi) have developed their own integrated circuit products, which they have in the past used, and/or currently use, in certain of their devices. We expect such customers will in the future use their own integrated circuit products in some or all of their devices, rather than our products, and additional customers may also develop and use their own integrated circuit products. In addition, although Apple has historically purchased our modem products for use in its devices and has historically been one of our largest customers, we expect that Apple will primarily use its own internally developed modem products, rather than our products, in its devices going forward, which will have a significant negative impact on our QCT revenues, results of operations and cash flows.
Similarly, we derive a significant portion of our handset revenues from certain Chinese OEMs. These OEMs may be incentivized to develop and use their own integrated circuit products rather than our products due to pressure from or policies of the Chinese government (which has prioritized semiconductor self-sufficiency), concerns over losing access to our products as a result of actual, threatened or potential U.S. or Chinese government actions or policies, including trade protection or national security policies, or other reasons. See also the Risk Factor titled “A significant portion of our business is concentrated in China, and the risks of such concentration are exacerbated by U.S./China trade and national security tensions.”
In addition, periodic supply/capacity constraints within the semiconductor industry may further incentivize our customers to vertically integrate in an effort to secure additional control over their supply chains.
If our customers begin using their own integrated circuit products rather than our products in their devices, or increase their use of their own integrated circuit products from current levels, our business, results of operations, cash flows and financial condition could be materially adversely impacted. See also the Risk Factor titled “We derive a significant portion of our revenues from a small number of mobile handset customers and licensees, and particularly from their sale of premium-tier handset devices. If revenues derived from these customers or licensees decrease or the timing of such revenues fluctuates, our business and results of operations could be negatively affected.”
A significant portion of our business is concentrated in China, and the risks of such concentration are exacerbated by U.S./China trade and national security tensions.
We derive a significant portion of our revenues from Chinese customers. We also source certain critical integrated circuit products from Chinese suppliers. Due to various factors, including pressure, encouragement or incentives from, or policies of, the Chinese government (which has prioritized semiconductor self-sufficiency), concerns over losing access to our products as a result of actual, threatened or potential U.S. or Chinese government actions or policies, including trade protection or national security policies, or other reasons, some of our customers in China have developed, and others may in the future develop, their own integrated circuit products and use such integrated circuit products in their devices, or use our competitors’ integrated circuit products in their devices, rather than our products, which could materially harm our business, results of operations, cash flows and financial condition. See also the Risk Factor titled “Our business, particularly our semiconductor business, may suffer as a result of our customers vertically integrating (i.e., developing their own integrated circuit products).”
Political actions, including trade protection and national security policies of the U.S. and Chinese governments, such as tariffs, bans or placing companies on restricted entity lists, have in the past, currently are and could in the future limit or prevent us from transacting business with certain Chinese or Chinese-affiliated customers or suppliers, limit, prevent or discourage such customers or suppliers from transacting business with us, or make it more expensive to do so. Given our revenue concentration in China, if, due to actual, threatened or potential U.S. or Chinese government actions or policies: we were further limited in, or prohibited from, selling our integrated circuit products to Chinese or Chinese-affiliated customers; our non-Chinese customers were limited in, or prohibited from, selling devices that incorporate our integrated circuit products into China; Chinese customers develop and use their own integrated circuit products or use our competitors’ integrated circuit products in some or all of their devices rather than our integrated circuit products; Chinese tariffs on our integrated circuit products or on devices which incorporate our integrated circuit products made purchasing such products or devices more expensive to our Chinese customers or Chinese consumers; or our Chinese licensees delay or cease making payments of royalties they owe us, our business, results of operations, cash flows and financial condition could be materially harmed.
Similarly, if, due to U.S. or Chinese government actions or policies, we were limited in or prohibited from obtaining critical integrated circuit products, components or manufacturing, assembly or test services from Chinese or Chinese-affiliated suppliers, or we or our customers were limited in or prohibited from selling in the United States products containing technologies with Chinese-origin content, our business, results of operations, cash flows and financial condition could be materially harmed.

Finally, government policies in China that regulate the amount and timing of funds that may flow out of the country have impacted and may continue to impact the timing of our receipt of, and/or ability to receive, payments from our customers and licensees in China, which may negatively impact our cash flows.
RISKS RELATED TO DIVERSIFICATION AND OTHER STRATEGIC INITIATIVES
Our growth depends in part on the continued expansion of our business in industries and applications beyond mobile handsets, including in automotive, the internet of things (IoT) and data center. Our research, development and other investments in these areas, and related technologies and products, may not generate operating income or contribute to future results of operations that meet our expectations.
While we continue to invest significant resources toward advancements of foundational technologies used in the mobile industry, including wireless connectivity, high-performance and low-power computing and on-device AI, we are increasingly investing in new and expanded product areas, and industries and applications beyond mobile handsets, by utilizing our existing technical and business expertise and through acquisitions or other strategic transactions.
In particular, our future growth depends in part on our ability to succeed in new and expanded product areas, industries and applications, including automotive, IoT and data center; our ability to develop leading and cost-effective technologies, products, software and full-stack platform solutions for these areas; our ability to create, integrate and scale developer ecosystems and software platforms; and third parties incorporating our technologies, products and solutions into devices, vehicles, infrastructure, systems and services used in these areas. Accordingly, we intend to continue to make substantial investments in industries and applications beyond mobile handsets, and in developing related products and technologies.
However, our research, development and other investments in these areas may not succeed because, among other reasons: we may not be issued patents on the technologies we develop; the technologies we develop may not be incorporated into relevant standards; new and expanded product areas, industries and applications, and consumer demand therein, may not develop or grow as anticipated; we may be unable to attract or retain employees with the necessary skills in such new and expanded product areas, industries and applications; our strategies or the strategies of our customers, licensees or partners may not be successful; alternate technologies, architectures or products may be better or may reduce the advantages we anticipate from our investments; competitors’ technologies or products may be more cost effective, have more capabilities or fewer limitations or be brought to market faster than our new technologies or products; we may not be able to develop, or our competitors may have more established and/or stronger customer, vendor, distributor or other channel relationships; and competitors may have longer operating histories in industries and applications that are new to us. We may also underestimate the costs of, or overestimate the future revenues or margins that could result from, these investments, and these investments may not, or may take many years to, generate material returns.
For example, the automotive industry is subject to long design-in time frames, long product life cycles and a high degree of regulatory, safety and other requirements (including, in some cases, customer requirements to meet certain sustainability, climate or other environmental or social-related targets), necessitating suppliers to the industry to comply with stringent qualification processes, very low defect rates and high reliability standards. The data center industry is characterized by a limited number of large hyperscalers and cloud service providers, long qualification and deployment cycles, demanding performance, power efficiency, reliability, security and software requirements, and substantial ecosystem and infrastructure dependencies. Many of our current and potential competitors have longer operating histories in this industry, more established customer relationships, broader software and developer ecosystems, greater experience supporting large-scale data center deployments and, in some cases, existing installed bases or vertically integrated platform offerings.
If our products, software and other integrated solutions fail to perform to specifications, compete with the product quality, performance, efficiency or cost effectiveness of our competitors or meet quality or regulatory standards (including product safety and information security standards, which may differ by region, geography and industry) or other standards of a particular industry or application, we may be unable to successfully expand our business in that industry or application, and our growth could be limited.
In addition, in order to successfully extend our technologies and products into new and expanded product areas, industries and applications, we may need to transition to new business models or transform aspects of our organization, including moving from silicon products to more integrated hardware, software and platform solutions; developing direct relationships with new types of customers and ecosystem participants; expanding developer, channel and go-to-market capabilities; and operating in markets with different purchasing, deployment and support requirements, and we may not be successful in doing so.
If we are not successful in extending our technologies and products into new and expanded product areas, industries and applications, if our new technologies and products in these areas are not successful, or if we are not successful in the time frames we anticipate, we may incur significant costs and asset impairments, our business and revenues may not grow or grow as anticipated, our revenues and margins may be negatively impacted, our stock price may decline and our reputation may be harmed.

Our increasing focus on artificial intelligence (AI), including on-device AI, agentic AI and AI infrastructure, may not result in the anticipated benefits and could expose us to additional competitive, regulatory, intellectual property and operational risks.
AI technologies, including machine learning, generative AI, agentic AI and other data driven computational techniques, are increasingly important to our strategy across mobile, automotive, IoT, data center and other industries and applications, and we are investing significant engineering, research and development and other resources to integrate AI capabilities into our integrated circuit products, software platforms and system solutions. These investments are subject to a high degree of uncertainty and may not generate operating income or contribute to future results of operations or cash flows that meet our expectations, on the timeline we anticipate or at all.
The successful adoption and monetization of AI-enabled products depends on numerous factors beyond our control, including consumer demand, the willingness of customers to pay for AI-enabled functionality, the development of compelling AI use cases, competition from alternative architectures or cloud-based solutions, and the extent to which our customers develop or deploy proprietary AI technologies through vertical integration. If AI workloads shift toward competing platforms or architectures that do not rely on our products, or if end-user demand for AI-enabled products or functionality does not materialize as anticipated, our revenues, margins and results of operations could be negatively impacted.
AI technologies also may expose us to legal, regulatory, cybersecurity, privacy, intellectual property, operational and reputational risks. AI algorithms, models or training methodologies may be flawed, and datasets or outputs may be inaccurate, insufficient, biased, misleading or otherwise controversial. Our use of AI tools in our internal operations, or the use of AI-enabled products, tools or technologies by our customers, developers, vendors or other third parties, may result in inadvertent disclosure or misuse of confidential, proprietary, personal or competitively sensitive information, reliance on inaccurate or flawed outputs, cybersecurity or privacy incidents, claims of infringement or misuse of data, regulatory scrutiny, litigation or use that is inconsistent with our expectations, policies, controls or applicable laws and regulations.
If any of these risks materialize, our AI-related investments may not achieve the anticipated benefits, and our business, results of operations, cash flows and financial condition could be materially adversely affected.
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
RISKS RELATED TO INDUSTRY DYNAMICS AND COMPETITION
Our revenues depend on our customers’ and licensees’ sales of products and services based on cellular communications and other technologies, and increasingly on customer demand for our products and platform solutions in automotive, IoT and data center.
We develop, patent and commercialize technology, products and platform solutions based on cellular and other communications technologies (which are primarily wireless), high-performance and low-power computing and advanced AI. In certain industries, such as mobile handsets and personal computing, we depend on our customers to develop devices and services based on these technologies to drive consumer demand for such devices, and to establish the selling prices for such devices (which also impact the amount of royalties we receive for certain devices). Increasingly, we also depend on operators of wireless networks, cloud providers, hyperscalers, automakers, software developers and other third parties to incorporate these technologies into new device types and into industries and applications such as automotive, IoT and data center, among others. Our growth also depends significantly on our ability to develop and patent 5G and next-generation wireless technologies, and to develop and commercialize products using these technologies.
Our revenues and growth in revenues could be negatively impacted, our business may be harmed and our substantial investments in these technologies may not provide us an adequate return, if: our customers’ and licensees’ sales of products and services using these technologies, or average selling prices of such products, decline due to, for example, the maturity of smartphone penetration in developed regions, including China; our customers’ and licensees’ production and sales of products are impacted by supply constraints, or supply constraints or other factors increase the average selling prices of such products, causing a reduction in consumer demand; there is slower-than-expected adoption, or a lack of adoption, of our products and technologies in new and expanded industries including automotive, IoT and data center; we do not continue to maintain our intellectual property and technical leadership in 5G, including in ongoing 5G standardization efforts, or we fail to establish such leadership in future generations of wireless technology; we are unable to drive the adoption of our products and platform solutions into networks, devices, vehicles, data center infrastructure, industrial systems, robots and other connected endpoints; consumers’ rates of replacement of smartphones and other consumer devices decline; or there is a shift in consumer demand away from new devices in favor of refurbished or secondhand devices.
The semiconductor industry is subject to intense competition in an environment of rapid technological change. Our success depends in part on our ability to adapt to such change and compete effectively; and such change and competition could result in decreased demand for our products and technologies or declining average selling prices for our products or those of our customers or licensees.
Our products, technologies and platform solutions face significant competition. We expect this competition to intensify as our current competitors expand their product offerings, improve their products or reduce the prices of their products as part of a strategy to maintain existing business and customers or attract new business and customers, as new opportunities develop, and as new competitors enter the industry. Competition in the semiconductor industry is affected by various factors that include, among others: customer concentrations in various segments (e.g., handsets and data center); vertical integration; competition in certain geographic regions; government intervention or support of national industries or competitors; geopolitical tensions, which may drive customer preference toward local suppliers; the ability to maintain product differentiation in light of evolving industry standards and speed of technological change (including the transition to smaller geometry process technologies, the demand for always on, always connected capabilities, the increasing use of AI and machine learning technologies and the need to run complex AI-based applications on devices and in data centers, and the need for related software and developer ecosystems); access to capacity in the supply chain; and value-added features that drive selling prices and consumer demand for new devices.
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
•increase or accelerate adoption of our technologies, products and platform solutions in industries and applications outside of mobile handsets, including automotive, IoT and data center;

•continue to be a leader in mobile, and drive the adoption of our technologies and products into the most popular device models and across a broad spectrum of devices in mobile and personal computing, such as smartphones, tablets, PCs, wearables and other connected devices;
•maintain or accelerate demand for our mobile handset products at the premium device tier, while also driving the adoption of our products into high, mid- and low-tier devices across all regions;
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
•provide leading products and technologies to OEMs, high level operating systems providers, operators, cloud providers, hyperscalers, automakers, industrial customers and other industry participants as competitors, new industry entrants and other factors continue to affect the industry landscape;
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
We compete with many different semiconductor companies, ranging from multinational companies with integrated research and development, manufacturing, sales and marketing organizations across a broad spectrum of product lines, to companies that are focused on a single application, industry or standard product, including those that produce products or provide services for mobile handsets, automotive, IoT or data center, among others. Most of these competitors compete with us with respect to some, but not all, of our businesses or product lines. Companies that provide on-device AI, high-performance and low-power computing and connectivity-based integrated circuit products and/or software, or that provide custom silicon solutions for data center infrastructure, are generally competitors or potential competitors.
Some of these current and potential competitors may have advantages over us that include, among others: motivation by our customers in certain circumstances to use our competitors’ integrated circuit products, to utilize their own internally-developed integrated circuit products and/or sell such products to others, or to utilize alternative technologies; lower cost structures or a willingness and ability to accept lower prices or lower margins for their products, particularly in China; foreign government support of other technologies, competitors or OEMs that sell devices that do not contain our products; better known brand names; ownership and control of manufacturing facilities and greater expertise in manufacturing processes; the development and sale of infrastructure equipment for wireless networks, which may enable such competitors to better optimize their integrated circuit products for performance on those networks; more extensive relationships with local distribution companies and OEMs in certain geographic regions (such as China); longer operating histories in industries and applications beyond mobile handsets (such as automotive, IoT and data center), including more established and/or stronger customer, vendor, distributor, developer or other channel relationships in such industries; and a more established presence in certain regions.
We anticipate that additional competitors will introduce products as a result of growth opportunities in the industries in which we operate, the trend toward global expansion by foreign and domestic competitors, and technological and public policy changes. Additionally, the semiconductor industry has experienced and may continue to experience consolidation, which could result in significant changes to the competitive landscape. Certain of our largest customers have in the past used, currently use and may in the future use our competitors’ integrated circuit products in some or all of their devices, rather than our products. Further, certain of those customers have developed, are developing or may develop their own integrated circuit products (effectively making them competitors), which they have in the past used, currently use or may in the future use in some or all of their devices, rather than our products. See also the Risk Factor titled “Our business, particularly our semiconductor business, may suffer as a result of our customers vertically integrating (i.e., developing their own integrated circuit products).”
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
Competition in any or all of the industries in which we operate, or in any product areas or device tiers within such industries, may result in the loss of business or customers or reduce average selling prices for our chipset products or the products of our customers and licensees, any of which would negatively impact our business, results of operations, cash flows and financial condition.
RISKS RELATED TO SUPPLY AND MANUFACTURING
We depend on a limited number of third-party suppliers for the procurement, manufacture, assembly and testing of our products manufactured in a fabless production model, and for certain intellectual property. If we fail to execute supply strategies that provide supply assurance, technology leadership and reasonable margins, our business and results of operations may be harmed. We are also subject to order and shipment uncertainties that could negatively impact our results of operations.
We primarily utilize a fabless production model, which means that we do not own or operate foundries for the production of silicon wafers from which our integrated circuit products are made. Other than the facilities we own that manufacture certain of our RFFE modules and RF filter products, we rely on third-party suppliers to perform the manufacturing and assembly, and most of the testing, of our integrated circuits. While we directly procure certain raw materials and components used in the production of our products, such as memory, substrates and other components, our suppliers are responsible for the procurement of most of the raw materials and components used in the production of our integrated circuits. There are a limited number of such third-party suppliers, and even fewer who are capable of manufacturing at the leading process technology nodes, or who are willing to operate at older process technology nodes necessary for certain of our products. The semiconductor manufacturing foundries that supply our products are primarily located in Asia, as are the primary warehouses where we store finished goods for fulfillment of customer orders.
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
We cannot guarantee that the actions of our suppliers will not cause disruptions in our operations that could harm our ability to meet our delivery obligations to our customers or increase our cost of sales. To the extent we are unable to obtain adequate supply to meet our delivery obligations, we may be obligated to make payments to our customers for such shortfalls. From time to time, the global semiconductor industry experiences demand for integrated circuits that exceeds the industry’s capacity to meet that demand, whether globally, at certain suppliers or on certain process technology nodes. Our ability to meet increased demand for our products has been in the past and may in the future be limited due to the inability to obtain the additional manufacturing, assembly and test capacity necessary to fully meet such demand. If we are unable to fully meet customer demand, this could result in lost sales opportunities, reduced revenue growth and harm to our customer relationships, and could further incentivize our customers to use our competitors’ integrated circuit products, or their own integrated circuit products, rather than our products. Our customers have from time to time overstated their expected demand requirements, possibly in order to procure additional supply, and may do so in the future. This exacerbates the foregoing issues and can negatively impact our ability to forecast and to allocate supply appropriately among our customers. The above issues may also be exacerbated with respect to our platform solutions, which already entail a great deal of complexity due to differing lead-times, technologies and suppliers for each integrated circuit product included in such solutions. Additionally, our suppliers have in the past and may in the future increase their prices during periods of capacity constraints, or for other reasons, thus increasing our costs. We expect leading process technology nodes, along with increasing demand for leading-edge technologies, AI and data center applications, to continue to drive product cost increases from certain of our key suppliers, which may negatively impact our margins.
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
In addition, we license for use in our products certain technologies and intellectual property from Arm, such as the Arm instruction set architecture. Arm has recently become a supplier of integrated circuit products, putting itself in direct competition with its licensees. As a result, our ability to obtain a license to Arm’s latest technologies and intellectual property, including on acceptable terms and time frames, has been and may continue to be impacted. If we are unable to obtain an acceptable license, our ability to compete effectively would be harmed and we could experience significant impacts to our future products and business.

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
We are subject to many complex environmental, health and safety laws, regulations and rules in each jurisdiction in which we operate our manufacturing and other facilities. The regulatory landscape in these areas continues to evolve, and we anticipate additional laws, regulations and rules in the future. In particular, new, or changes in, environmental and climate change laws, regulations or rules, including relating to greenhouse gas emissions or the use of certain chemicals, materials or packaging, could lead to new or additional investments in production processes and could increase environmental compliance expenditures. In addition, certain environmental laws impose strict, and in certain circumstances joint and several, liability on current or previous owners or operators of real property, or parties who arranged for hazardous substances to be sent to disposal or treatment facilities, for the cost of investigation, removal or remediation of hazardous substances. As a result, we may incur clean-up costs in connection with any such removal or remediation efforts, as well as other third-party claims in connection with contaminated sites. In addition, we could be held liable for consequences arising out of human exposure to hazardous substances or other environmental damage. If we, or companies or facilities we acquire or have acquired, in the past failed or in the future fail to comply with any such laws and regulations, then we could incur regulatory penalties, fines and legal liabilities; suspension of production; significant compliance requirements; alteration of our manufacturing, assembly or test processes; restriction on our ability to modify or expand our facilities; damage to our reputation; and restrictions on our operations or sales. We are also required to obtain and maintain environmental permits from governmental authorities for certain of our operations. We cannot make assurances that we will at all times be in compliance with such laws, regulations, rules and permits. See also the risk factor titled “Our business may suffer due to the impact of, or our failure to comply with, the various existing, new or amended laws, regulations, policies or standards to which we are subject.”
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
We have manufacturing facilities in Asia and Europe, and the primary warehouses where we store finished goods are located in Asia. If tsunamis, flooding, earthquakes, volcanic eruptions, drought or other natural disasters, effects of climate change, acts of war or other geopolitical conflicts were to damage, destroy or disrupt any of these facilities, it could disrupt our operations, cease or delay production and shipments of inventory and result in costly repairs, replacements or other costs and lost business. In addition, natural disasters, effects of climate change, acts of war or other geopolitical conflicts may result in disruptions in transportation, distribution channels and supply chains and significant increases in the prices of raw materials. Further, health crises, including epidemics or pandemics, and government and business responses thereto, could affect our manufacturing facilities, including by resulting in quarantines and/or closures, which could result in disruptions to and potential closures of our manufacturing operations. Our manufacturing operations could also be disrupted by cyber-attacks on our IT systems, as described in the Risk Factor titled “Our business and operations could suffer in the event of security breaches of our IT systems, or other misappropriation of our technology, intellectual property or other proprietary or confidential information.”
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
Although we maintain a cybersecurity program to manage cybersecurity risks, as described in the “Cybersecurity” section of this Annual Report, we cannot anticipate, detect, repel or guarantee the effectiveness of our preventative measures against all cybersecurity threats, particularly because the techniques used are increasingly sophisticated and constantly evolving. For example, as AI continues to evolve, cyber-attackers have used AI to develop malicious code and increasingly sophisticated phishing attempts. Like many companies, we have encountered, and may continue to encounter, intrusions and attempts to gain unauthorized access to our IT systems or other attacks and incidents, and we have had third-party service providers who have encountered intrusions and may continue to encounter intrusions. In some cases, we might be unaware of an incident or its magnitude and effects. As part of our cybersecurity program, we seek to identify and remediate vulnerabilities in our IT systems and software (including third party software used in our IT systems) that could be exploited by hackers or other malicious actors. However, we may not be aware of all such vulnerabilities, and we may fail to identify and/or remediate such vulnerabilities before they are exploited.
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
Further, certain countries in which we operate have implemented, and other countries or regions may implement, cybersecurity laws that require our overall IT security environment, or portions thereof, to meet certain standards and/or be certified. Such laws may be complex, ambiguous and subject to interpretation, which may create uncertainty regarding compliance. As a result, our efforts to comply with such laws may be expensive, may fail and may subject us to regulatory investigations or fines, which could adversely affect our business, results of operations and cash flows. In addition, our contracts with certain of our customers require us to obtain cybersecurity certifications for our IT systems. Failure to obtain or maintain the necessary cybersecurity certifications could result in loss of future revenues, damage to our customer relationships and reputation, and a shift of business to our competitors.
RISKS RELATED TO PRODUCT DEFECTS OR SECURITY VULNERABILITIES
Failures in our products, or in the products of our customers or licensees, including those resulting from security vulnerabilities, defects or errors, could harm our business.
Our products are complex and may contain defects, errors or security vulnerabilities, or experience failures or unsatisfactory performance, due to any number of issues, including issues in materials, design, fabrication, packaging, software, AI models, third-party dependencies, integration and/or use within a system. Development of products in new domains of technology, including data center, automotive, industrial and embedded IoT, robotics, edge AI and distributed inference, and the transition to smaller geometry process technologies, increases complexity and adds risk to manufacturing yields and reliability, and increases the likelihood of product defects, errors or security vulnerabilities. Defects, errors, security vulnerabilities or other unintended functionality could also be introduced into our products by cyber-attacks or other actions by malicious actors, either directly or through third-party products or software used in our products or IT infrastructure. Further, because of the complexity of our products, defects, errors or security vulnerabilities might only be detected when the products are in use. Risks associated with product or technology defects, errors or security vulnerabilities are exacerbated by the fact that our customers typically integrate our products into consumer and other devices, motor vehicles or motor vehicle systems, data center infrastructure, industrial systems, robots or other connected systems. We routinely monitor for and assess security vulnerabilities in our products and offer remediation measures if appropriate. However, we may not be aware of all such vulnerabilities, and we may fail to identify and/or provide remediation measures for vulnerabilities (or our customers may fail to implement remediation measures) before they are exploited.
Our products may be used in devices that interact with untrusted systems or otherwise access untrusted content, which creates a risk of exposing the system hardware and software in those devices to malicious attacks. Further, security vulnerabilities in our products or the technologies we use could expose our customers, or end users of our customers’ products, to hackers or other unscrupulous third parties who develop and deploy malware that could attack our products or our customers’ products or IT infrastructure, or information stored thereon. Such attacks could result in the disruption of our customers’ businesses or the misappropriation, theft, misuse, disclosure, loss or destruction of the technology or intellectual property, or the proprietary, confidential or personal information, of our customers, their employees or the end users of our customers’ devices. While we continue to focus on this issue and take measures to safeguard our products from cybersecurity threats, device capabilities continue to evolve, enabling more elaborate functionality and applications, and increasing the risk of security failures, and techniques used to perpetrate cybersecurity attacks are increasingly sophisticated and constantly evolving. See also the Risk Factor titled “Our business and operations could suffer in the event of security breaches of our IT systems, or other misappropriation of our technology, intellectual property or other proprietary or confidential information.”

Our products may be responsible for critical functions in our customers’ products and networks, including in vehicles, data centers, industrial systems, robots or other connected systems. Failure of our products to perform to specifications, meet certain regulatory requirements or industry standards (including product safety and information security standards, which may differ by region, geography and industry), or other product defects, errors or security vulnerabilities, could lead to substantial damage to the products we sell to our customers, the devices, vehicles, data center infrastructure, industrial systems, robots or other connected systems into which our products are integrated and the end users thereof, and potentially to our customers’ IT infrastructure or operations. Such defects, errors or security vulnerabilities could give rise to significant costs, including costs related to developing solutions, recalling products or participating in customer recalls (for example, in the automotive industry), repairing or replacing defective products, writing down defective inventory, regulatory fines or indemnification obligations under our agreements, and could result in the loss of sales and divert the attention of our engineering personnel from our product development efforts. In addition, defects, errors or security vulnerabilities in our products could result in failure to achieve market acceptance, a loss of design wins, a shifting of business to our competitors, and litigation or regulatory actions against us, and could harm our reputation, our relationships with customers and partners and our ability to attract new customers, as well as the perceptions of our brand. Other potential adverse impacts of product defects, errors or security vulnerabilities include shipment delays, write-offs of property, plant and equipment and intangible assets, and losses on unfavorable purchase commitments. In addition, defects, errors or security vulnerabilities in the products of our customers or licensees could cause a delay or decrease in demand for the products into which our products are integrated, and thus for our products.
The occurrence of defects, errors or security vulnerabilities may also give rise to product liability or other commercial claims, particularly if such defects, errors or security vulnerabilities in our products or the technology we use, or the products into which they are integrated, result in personal injury or death, or customer field actions (for example, in the automotive industry, where such term means automotive product-related service actions or repairs for defects, whether safety-related or not). If a product liability or other commercial claim is brought against us, the cost of defending the claim could be significant, and could divert the attention of our technical and management personnel and harm our business, even if we are successful. We may be named in product liability claims even if there is no evidence that our products caused the damage in question, and even though we may have indemnity from our customers, and such claims could result in significant costs and expenses. We may also be required to indemnify and/or defend our customers from product liability claims relating to our products. Further, our business liability insurance may be inadequate or may not cover the claims, and future coverage may be unavailable on acceptable terms, which could adversely impact our financial results. The above is exacerbated by the fact that our products may be used, and perform critical functions, in various high-risk applications, including but not limited to: automobiles, including ADAS/AD functions; home and enterprise security; medical condition monitoring; and robotics, including public safety drones and autonomous municipality vehicles, among others.
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
Our future success depends upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to identify, attract, retain and motivate them. Implementing our business strategy requires specialized engineering and other talent, as our revenues are highly dependent on technological and product innovations. In addition, in order to extend and grow our business in industries and applications beyond mobile handsets, we need to attract, retain and motivate engineering and other technical personnel with specialized skills in these areas, and these skills are in high demand among our competitors. The market for employees in our industry is extremely competitive, and competitors for talent, particularly engineering talent, increasingly attempt to hire, and to varying degrees have been successful in hiring, our employees or employment candidates, including by establishing or expanding local offices near our headquarters in San Diego, California. Further, the increased availability of remote working arrangements has expanded the pool of companies that can compete for our employees and employment candidates. A number of such competitors for talent are significantly larger than us and/or offer compensation in excess of what we offer or other benefits that we do not offer, including remote work policies that may be perceived as more favorable than ours. Further, existing immigration laws make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the United States, making the pool of available talent even smaller. If we are unable to attract or retain qualified employees due to any of the factors described above or for other reasons, our business could be adversely impacted.
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
Over the years, we have been subject to various litigation and/or governmental investigations and proceedings challenging our patent licensing practices. Additionally, certain of our direct and indirect customers and licensees have pursued, and others may in the future pursue, litigation or arbitration against us related to our business. Unfavorable resolutions of one or more of these matters have had and could in the future have a material adverse effect on our business, results of operations, cash flows and financial condition. See also the Risk Factors below titled “Changes in our patent licensing practices, whether due to governmental investigations, legal challenges or otherwise, could adversely impact our business and results of operations” and “Our business may suffer as a result of adverse rulings in governmental investigations or proceedings or other legal proceedings.”
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
As described in the Risk Factor titled “Our business may suffer as a result of adverse rulings in governmental investigations or proceedings or other legal proceedings,” we have been in the past, currently are and may in the future be subject to various governmental investigations and/or legal proceedings, including certain governmental investigations and legal proceedings challenging our patent licensing practices. We believe that one intent of certain of these governmental investigations and legal proceedings has been to reduce the amount of royalties that licensees are required to pay to us for their use of our intellectual property.
If we were required to reduce the royalty rates in our patent license agreements or reduce the base on which our royalties are calculated (e.g., license at the chipset level rather than at the device level), our revenues, earnings and cash flows would be negatively impacted. If we were required to grant patent licenses to chipset manufacturers or other component suppliers (which could lead to implementing a more complex, multi-level licensing structure in which we license certain portions of our patent portfolio to chipset manufacturers or other component suppliers and other portions to OEMs), we would incur additional transaction costs, which may be significant, we could incur delays in recognizing revenues until license negotiations were completed, and our licensing revenues and earnings could be negatively impacted. If we were required to sell chipsets to OEMs that do not have a license to our patents, our licensing programs could be negatively impacted by patent exhaustion claims raised by such unlicensed OEMs (i.e., claims that our sale of chipsets to such OEMs forecloses us from asserting any patents substantially embodied by the chipsets against such OEMs). Such sales could provide OEMs with a defense in the event we asserted our patents against them to obtain licensing revenue for those patents. Moreover, such a requirement could negatively impact our ability to maintain our licensing program for products that do not use our chipsets. This could have a material adverse effect on our licensing programs and our results of operations, cash flows and financial condition.
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
In addition, recent changes in global trade policy, including tariffs and related trade actions announced by the U.S., China and other countries, as well as military actions and resulting disruptions to energy prices and global supply chains, have resulted in significant volatility in capital markets and increased economic uncertainty. The escalation of trade tensions and the implementation of additional trade barriers between the U.S. and its trading partners may have the effect of increasing prices and/or decreasing demand for end-user products incorporating our products (including wireless devices and connected vehicles, among others), and could result in a general economic slowdown or recession, any of which would have an adverse impact on our results of operations and financial condition. In addition, tariffs may increase the cost of certain supplies used in our business, which could result in increased operating expenses and reduced margins. Finally, continued uncertainty regarding global economic conditions and trade policy may make it harder for management to estimate the future performance of our business.
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
We have operations and facilities in the United States and many other countries throughout the world. We derive a significant portion of our revenues from Chinese customers and source certain critical integrated circuit products from Chinese suppliers; our key foundry suppliers and semiconductor assembly and test service providers are primarily located in Taiwan and Korea; our manufacturing facilities for RFFE and RF products are located in China, Germany and Singapore; the primary warehouses where we store finished goods for fulfillment of customer orders are located in Singapore; and a significant portion of our workforce (including engineering and other technical personnel) is based in India. Acts of war, terrorism, geopolitical conflicts, political instability or tensions (such as the current geopolitical tensions involving China and Taiwan), natural disasters, the effects of climate change, pandemics or other health crises affecting any of the regions in which we operate, and particularly those in which our customers, suppliers, manufacturing facilities and/or significant portions of our workforce are concentrated, could significantly disrupt our business by, among others: reducing demand for our products and services or end-user devices incorporating our products or intellectual property; impairing our customers’ or licensees’ ability to purchase or pay for our products, services or intellectual property; delaying or preventing our suppliers from providing us with critical components or raw materials; delaying or preventing our foundry or semiconductor assembly and test providers from manufacturing, assembling or testing our products; preventing us from manufacturing products or shipping finished products; damaging or destroying inventory; delaying or preventing network operators from upgrading their wireless networks to meet new technology standards; or preventing a significant number of our employees, or employees who perform critical functions, from performing their duties for us. For example, our business depends on our ability to receive consistent and reliable chipset supply from our foundry partners, particularly in Taiwan. Consequently, a significant or prolonged military or other geopolitical conflict involving China and Taiwan could severely limit or prevent us from receiving chipset supply from Taiwan, which would have a material adverse impact on our business (and likely on the semiconductor industry as a whole). In addition, acts of war, terrorism, geopolitical conflicts, political instability or tensions, natural disasters, the effects of climate change, pandemics or other health crises impacting any of these regions could also result in a decline in global, regional or local economic conditions generally, or increased volatility in financial markets, which could have adverse effects on our business and financial results. See also the Risk Factor titled “We operate in the highly cyclical semiconductor industry, which is subject to significant downturns. We are also susceptible to declines in global, regional and local economic conditions generally. Our stock price and financial results are subject to substantial quarterly and annual fluctuations due to these dynamics, among others.” Any such events may also have the effect of exacerbating the other risks discussed in this “Risk Factors” section.
Our business may suffer due to the impact of, or our failure to comply with, the various existing, new or amended laws, regulations, policies or standards to which we are subject.
Our business and products, and those of our customers and licensees, are subject to various laws, rules and regulations globally, as well as government policies and the specifications of international, national and regional communications standards bodies (collectively, Regulations). These include, among others, Regulations related to: patent licensing practices; antitrust, competition and competitive business practices; protection of intellectual property; cybersecurity; product security; privacy and data protection; AI technologies; imports and exports, such as the U.S. Export Administration Regulations administered by the U.S. Department of Commerce; trade and trade protection including tariffs; foreign policy and national security; the flow of funds out of certain countries (e.g., China); automotive industry safety, security and quality standards; environmental protection (including climate change), health and safety; supply chain, responsible sourcing (including the use of conflict minerals) and human rights; spectrum availability and license issuance; adoption of standards; taxation; labor, employment and human capital; corporate governance; public disclosure and reporting (including reporting of sustainability-related data); and business conduct. Compliance with, or changes in the interpretation of, existing Regulations, the adoption of new Regulations, changes in the oversight of our activities by governments or standards bodies, or rulings in court, regulatory, administrative or other proceedings relating to such Regulations, among others, could have an adverse effect on our business and results of operations. See also the Risk Factors titled “Our business may suffer as a result of adverse rulings in governmental investigations or proceedings or other legal proceedings,” “Changes in our patent licensing practices, whether due to governmental investigations, legal challenges or otherwise, could adversely impact our business and results of operations,” “A significant portion of our business is concentrated in China, and the risks of such concentration are exacerbated by U.S./China trade and national security tensions,” “There are numerous risks associated with the operation and control of our manufacturing facilities, including a higher portion of fixed costs relative to a fabless model; environmental compliance and liability; impacts related to climate change; exposure to natural disasters, health crises, geopolitical conflicts and cyber-attacks; timely supply of equipment and materials; and various manufacturing issues,” and “Tax liabilities could adversely affect our results of operations.”
Regulations are complex and changing (which may create uncertainty regarding compliance), are subject to varying interpretations, and their application in practice may evolve over time. In addition, and especially in developing regulatory areas (for example, AI, cybersecurity and product security; privacy and data protection, and sustainability-related reporting), Regulations may differ by country or by state within the United States and may be conflicting in certain cases. As a result, our efforts to comply with Regulations may fail, particularly if there is ambiguity as to how they should be applied in practice. Failure to comply with any Regulation may adversely affect our business, results of operations and cash flows. New Regulations, or evolving interpretations thereof, may cause us to incur higher costs as we revise current practices, policies or procedures; may divert management time and attention to compliance activities; and may negatively impact our ability to conduct business in certain jurisdictions.
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
Tax rules may change in a manner that adversely affects our future reported results of operations or the way we conduct our business. Most of our income is taxable in the United States with a significant portion qualifying for preferential treatment as foreign-derived deduction eligible income (FDDEI). If U.S. tax rates increase and/or the FDDEI deduction is eliminated or reduced in the future, our provision for income taxes, results of operations and cash flows would be adversely affected (potentially materially). Also, our business model and customer mix could evolve in ways that reduce our FDDEI deduction benefits.
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
Our Cybersecurity Program also includes an incident response process that is overseen by our Vice President of Cybersecurity and supported by an internal team of cybersecurity specialists, with involvement from business, legal and senior management as appropriate. Cybersecurity incidents are assessed, managed and escalated to senior management, as appropriate, in accordance with that process.
We evaluate and update our cybersecurity risk profile through ongoing assessment of the cybersecurity threat landscape and security monitoring. Our cybersecurity risk profile is used as an input to identify, assess and update our Cybersecurity Program, and associated priorities are updated as new risk information becomes available. Information security, including cybersecurity, is also integrated into our overall Enterprise Risk Management (ERM) program. As part of this program, a cross-functional team including members of senior leadership evaluates risks to the enterprise and develops and monitors associated mitigation plans.
We periodically engage third-party assessors, consultants, auditors and other firms to assess our Cybersecurity Program or portions thereof, including security testing, penetration testing, and tabletop exercises in order to validate the efficacy of our security controls and response capabilities. We also utilize external advisors and specialists, as appropriate, to support cybersecurity risk management and incident response activities.
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
Notwithstanding our Cybersecurity Program as described above, we cannot anticipate, detect, repel or guarantee the effectiveness of our preventative measures against all cybersecurity threats, particularly because the techniques used are increasingly sophisticated and constantly evolving. Like many companies, we have encountered intrusions and attempts to gain unauthorized access to our IT systems or other attacks and incidents, and we have had third-party service providers who have encountered intrusions. However, during fiscal 2026, we did not identify any risks from cybersecurity threats that materially affected or are reasonably anticipated to materially affect our business strategy, results of operations or financial condition. For additional information about the cybersecurity risks we face, including how such risks could affect us in the future, see “Part I, Item 1A. Risk Factors” in this Annual Report, including the Risk Factors titled “Our business and operations could suffer in the event of security breaches of our IT systems, or other misappropriation of our technology, intellectual property or other proprietary or confidential information” and “Failures in our products, or in the products of our customers or licensees, including those resulting from security vulnerabilities, defects or errors, could harm our business.”
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
Key elements of our Cybersecurity Program, including defending against key cybersecurity threats and risks, are overseen by our CIO, Vice President of Cybersecurity, the Information Security and Risk Management (ISRM) organization and certain legal functions under the office of the General Counsel, which include subject matter experts focused on identifying and managing cybersecurity threats and consequences where technically feasible and commensurate with risk. Our CIO has over 30 years of experience in IT and telecommunications and previously held CIO or other IT leadership roles at other technology companies prior to joining Qualcomm. Our Vice President of Cybersecurity has over 20 years of experience in cybersecurity gained across numerous leadership roles in Qualcomm’s IT and Cybersecurity organization, including security architecture, risk and compliance, incident response, security operations and identity management. This experience is supplemented by the collective experience and expertise across the ISRM organization. Additional members of senior management, including our Chief Financial Officer and Chief Operating Officer, Chief Technology Officer, Chief Human Resources Officer and General Counsel, also support the Cybersecurity Program through regular reporting and review, and our executive leadership team receives annual updates on enterprise risks, including cybersecurity risks, as part of our ERM program.
Item 2. Properties
Our headquarters and certain of our research and development operations are located in San Diego, California. As of September 27, 2026, we own and lease properties around the world for use as sales and administrative offices and research and development centers, primarily in India, the United States and China, and we also operate owned and leased manufacturing facilities in Singapore, Germany and China. We do not identify or allocate facilities by operating segment. We believe our existing facilities, including both leased and owned, are suitable and adequate for the conduct of our business.

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
Our common stock is traded on the NASDAQ Global Select Market (NASDAQ) under the symbol “QCOM.” At November 2, 2026, there were 5,308 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
Our purchases of our common stock in the fourth quarter of fiscal 2026 were:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
	(In thousands)		(In thousands)	(In millions)
June 29, 2026 to July 26, 2026	2,312	$181.19	2,312	$20,143
July 27, 2026 to August 23, 2026	2,726	161.07	2,726	19,704
August 24, 2026 to September 27, 2026	942	162.45	942	19,551
Total	5,980		5,980
(1) Average Price Paid Per Share excludes cash paid for commissions and excise taxes.
(2) On November 6, 2024, we announced a $15.0 billion stock repurchase program. On March 17, 2026, we announced a new $20.0 billion stock repurchase authorization, which was in addition to the remaining repurchase authority under the previous program. The stock repurchase programs have no expiration date. During the fourth quarter of fiscal 2026, we utilized the remaining repurchase authority under the previous program and began repurchases under the new program. Shares withheld to satisfy statutory tax withholding requirements related to the vesting of share-based awards are not issued or considered stock repurchases under our stock repurchase program and, therefore, are excluded from the table above.
Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock, the Standard & Poor’s 500 Stock Index (S&P 500) and the NASDAQ-100 Index (NASDAQ-100) for the five years ended September 27, 2026. The S&P 500 tracks the aggregate price performance of the equity securities of 500 United States companies selected by Standard & Poor’s Index Committee to include companies in leading industries and to reflect the United States stock market. The NASDAQ-100 tracks the aggregate price performance of the 100 largest domestic and international non-financial securities listed on the NASDAQ Stock Market based on market capitalization. Our common stock is a component of each of the S&P 500 and the NASDAQ-100.
The total return for our stock and for each index assumes that $100 was invested at the market close on the last trading day for our fiscal year ended September 26, 2021 and that all dividends were reinvested. All returns are reported as of our fiscal year end, which is the last Sunday in September. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among QUALCOMM Incorporated, the S&P 500 Index and the NASDAQ-100 Index
$250
$200
$150
$100
$50
09/26/21
09/25/22
09/24/23
09/29/24
09/28/25
09/27/26
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
The following section generally discusses fiscal 2026 and 2025 items and year-to-year comparisons between fiscal 2026 and 2025. Discussions of fiscal 2024 items and year-to-year comparisons between fiscal 2025 and 2024 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 28, 2025.
Our Business and Operating Segments
We develop and commercialize foundational technologies and products used across industries and applications from handsets to automotive, the internet of things (IoT) and data center. We derive revenues principally from sales of integrated circuit products and licensing our intellectual property, including patents and other rights.
We are organized on the basis of products and services and have three reportable segments. We conduct business primarily through our QCT semiconductor business and our QTL licensing business. Our QSI reportable segment makes strategic investments. We also have nonreportable segments, including our Data Center, QGOV and Modular businesses.
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

Fiscal 2026 Overview
Revenues were $43.1 billion, a decrease of 3% compared to revenues of $44.3 billion in fiscal 2025, with net income of $13.6 billion, an increase of 146% compared to net income of $5.5 billion in fiscal 2025. Key items from fiscal 2026 included:
•QCT revenues decreased by 3% in fiscal 2026 compared to the prior year, due to lower handsets revenues, partially offset by higher automotive and IoT revenues.
•QTL revenues remained approximately flat in fiscal 2026 compared to the prior year.
•In the second quarter of fiscal 2026, we recorded a $5.7 billion income tax benefit from the release of a valuation allowance that was established in the fourth quarter of fiscal 2025, as we now expect to realize substantially all of our existing federal deferred tax assets as a result of additional guidance issued on corporate alternative minimum tax (CAMT) by the U.S. Department of Treasury and the Internal Revenue Service.
Results of Operations

Revenues (in millions)
	2026	2025	Change
Equipment and services	$36,895	$37,869	$(974)
Licensing	6,225	6,415	(190)
	$43,120	$44,284	$(1,164)
2026 vs. 2025
The decrease in revenues in fiscal 2026 was primarily due to:
-    $1.1 billion in lower equipment and services revenue from our QCT segment
+    $235 million in higher equipment and services revenues from our Data Center business, primarily driven by our acquisition of Alphawave IP Group plc (Alphawave) in the first quarter of fiscal 2026

Costs and Expenses (in millions, except percentages)
	2026	2025	Change
Cost of revenues	$20,222	$19,738	$484
Gross margin	53%	55%
2026 vs. 2025
Gross margin percentage decreased in fiscal 2026 primarily due to a decrease in QCT gross margin percentage.

	2026	2025	Change
Research and development	$10,207	$9,042	$1,165
% of revenues	24%	20%
2026 vs. 2025
The increase in research and development expenses in fiscal 2026 was primarily due to:
+    $701 million increase driven by higher costs related to the development of connectivity and integrated circuit technologies (including investments in key growth and diversification opportunities such as our Data Center business), primarily driven by an increase in employee-related expenses and lower non-recurring engineering cost reimbursements for product-related development work
+    $428 million increase in share-based compensation expense
We expect to continue investing in key growth and diversification initiatives. The increase in our share-based compensation expense includes the replacement of our annual cash incentive awards for fiscal 2026 and 2027 with a two-year equity award for our broader non-executive leadership team. This approach is designed to motivate and retain our team to execute our long-term diversification strategy, while further aligning their compensation with the interests of our stockholders.

	2026	2025	Change
Selling, general and administrative	$3,701	$3,110	$591
% of revenues	9%	7%
2026 vs. 2025
The increase in selling, general and administrative expenses in fiscal 2026 was primarily due to:
+    $229 million increase in share-based compensation expense
+    $84 million increase in acquisition-related expenses
+    $55 million increase in employee-related expenses

	2026	2025	Change
Other expenses	$332	$39	$293
2026 vs. 2025
Other expenses in fiscal 2026 consisted of restructuring and restructuring-related charges (substantially all of which related to severance costs).

Interest Expense and Investment and Other Income, Net (in millions)
	2026	2025	Change
Interest expense	$689	$664	$25

Investment and other income, net
Interest and dividend income	$424	$639	$(215)
Net gains on marketable securities	386	254	132
Net gains on other investments	252	44	208
Net gains on deferred compensation plan assets	176	127	49
Impairment losses on other investments	(88)	(113)	25
Net gains on equity method investments	258	12	246
Other	37	9	28
	$1,445	$972	$473
2026 vs. 2025
Net gains on equity method investments in fiscal 2026 were primarily driven by higher earnings of certain QSI investments. Net gains on other investments in fiscal 2026 were primarily driven by observable price changes on certain of our QSI non-marketable equity investments. The decrease in interest and dividend income in fiscal 2026 was primarily due to lower balances of interest-bearing securities.
Income Tax (Benefit) Expense (in millions, except percentages)
The following table summarizes the primary factors that caused our annual tax provision from continuing operations to differ from the expected income tax provision at the U.S. federal statutory rate. Most of our income is taxed in the U.S., of which a significant portion qualifies for preferential treatment as foreign-derived deduction eligible income (FDDEI) at a 13% effective tax rate for the periods presented. Such benefits from FDDEI for fiscal 2026 were lower compared to fiscal 2025 as a result of changes to the current deduction of domestic research and development (R&D) expenditures under the One Big Beautiful Bill Act (OBBB). Additional information regarding our annual effective tax rate is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 3. Income Taxes.”

	2026	2025
Expected income tax provision at federal statutory tax rate	$1,977	$2,659
Change in valuation allowance on federal deferred tax assets	(5,781)	5,724
Benefit from FDDEI deduction	(368)	(1,227)
Benefit related to the research and development tax credit	(229)	(237)
Other	187	203
Income tax (benefit) expense	$(4,214)	$7,122
Effective tax rate	(45%)	56%

In the fourth quarter of fiscal 2025, tax reform legislation included in the OBBB was enacted in the United States. The OBBB included significant corporate tax reforms, including changes to the FDDEI regime and changes allowing domestic R&D expenditures to be deducted as incurred beginning in fiscal 2026 (under prior law such expenditures were capitalized and amortized over five years). As a result, we expected to be perpetually subject to CAMT and established a $5.7 billion valuation allowance on our federal deferred tax assets in fiscal 2025.
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
Segment Results
The following should be read in conjunction with the fiscal 2026 and 2025 results of operations for each reportable segment included in this Annual Report in “Notes to Consolidated Financial Statements, Note 8. Segment Information.”
QCT Segment (in millions, except percentages)

	2026	2025	Change
Revenues
Handsets	$24,072	$27,793	$(3,721)
Automotive	6,004	3,957	2,047
IoT (internet of things)	7,132	6,617	515
Total revenues (1)	$37,208	$38,367	$(1,159)
EBT (2)	$10,101	$11,670	$(1,569)
EBT as a % of revenues	27%	30%	-3 points
(1) Descriptions of our three QCT revenue streams can be found in this Annual Report in “Notes to Consolidated Financial Statements, Note 2. Composition of Certain Financial Statement Items.”
(2) Earnings before income taxes.
Substantially all of QCT’s revenues consist of equipment and services revenues, which were $36.6 billion and $37.7 billion in fiscal 2026 and 2025, respectively. QCT revenues mostly relate to sales of our Snapdragon and Dragonwing platforms (which include processors and modems), standalone Mobile Data Modems, radio frequency transceiver, power management and wireless connectivity integrated chipsets as well as sales of RFFE products.
2026 vs. 2025
The decrease in QCT revenues in fiscal 2026 was primarily due to:
-    lower handsets revenues, primarily due to lower chipset shipments to certain major OEMs (primarily driven by customers adjusting build plans to reduce their inventory levels as a result of the negative effects of recent memory supply constraints and related price increases)
+    higher automotive revenues, due to a $1.3 billion increase in revenues per unit driven by favorable mix and higher average selling prices and $712 million in higher shipments primarily from new vehicle launches with our Snapdragon digital cockpit and ADAS/AD products
+    higher IoT revenues, primarily due to an increase in revenues per unit primarily driven by favorable mix
QCT EBT as a percentage of revenues decreased in fiscal 2026 primarily due to:
-    lower gross margin, primarily driven by higher product cost, partially offset by higher average selling prices
-    higher operating expenses, primarily driven by higher research and development and selling, general and administrative expenses
-    lower revenues
QTL Segment (in millions, except percentages)

	2026	2025	Change
Licensing revenues	$5,556	$5,582	$(26)
EBT	4,022	4,043	(21)
EBT as a % of revenues	72%	72%	—

2026 vs. 2025
The decrease in QTL revenues in fiscal 2026 was primarily due to:
-    $194 million decrease in estimated sales of cellular products
-    $43 million in lower royalty revenues recognized related to devices sold in prior periods
+    $238 million increase in revenues per unit, which was primarily driven by mix

QTL EBT as a percentage of revenue remained flat in fiscal 2026.
QSI Segment (in millions)

	2026	2025	Change
Revenues	$—	$—	$—
EBT	794	180	614
2026 vs. 2025
QSI EBT increased in fiscal 2026 primarily due to $246 million in higher net gains from certain QSI equity method investments, $208 million in higher net gains from observable price changes on certain of our non-marketable equity investments and $148 million in higher net gains on marketable securities resulting from the initial public offerings of certain of our equity investments.
Looking Forward
As we look forward to the next several quarters:
•We expect current memory supply constraints and related pricing increases to adversely affect demand from several handset OEMs, which will negatively impact our financial results. The extent to which these conditions may affect our business will depend on future developments, including memory supply availability, memory and device pricing dynamics and end‑consumer demand for devices, all of which remain uncertain.
•The semiconductor industry is experiencing a broad-based increase in input costs and capacity constraints across wafer fabrication, assembly, test, advanced packaging, memory and other materials, due in part to increasing demand for leading-edge technologies, AI and data center applications. As a result, we continue to see increased product costs from certain of our key suppliers, which have and will continue to negatively impact our margins. In response to these higher costs, we are taking actions to increase our product pricing. We expect the full benefit of these actions to be reflected in our gross margins in the second half of fiscal 2027. Further, if these supply and capacity constraints limit the availability of components, manufacturing capacity or related services from our suppliers, we may be unable to fully satisfy customer demand, which could result in lost or delayed revenue and adversely affect our results of operations, cash flows and financial condition.
•Beginning in the first quarter of fiscal 2027, we expect Data Center revenue growth as shipments begin to ramp under our previously announced custom silicon agreements with certain large hyperscale customers.
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
•We expect continued intense competition, including from vertical integration by certain of our customers (for example, Apple and Samsung). In particular, Apple currently uses its own internally developed modem in certain of its smartphones and we expect that Apple will primarily use its own modem products, rather than our products, in its devices going forward, which will have a significant negative impact on our QCT revenues, results of operations and cash flows.
•Because a significant portion of our business is concentrated in China, U.S./China trade relations and/or national security protection policies may negatively impact our business, growth prospects and results of operations.
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
The following table presents selected financial information related to our liquidity as of and for the years ended September 27, 2026 and September 28, 2025 (in millions):

	September 27, 2026	September 28, 2025	Change
Cash, cash equivalents and marketable securities (including restricted cash)
Cash and cash equivalents	$4,636	$5,520	$(884)
Restricted cash (1)	—	2,323	(2,323)
Marketable securities	3,045	4,635	(1,590)
	$7,681	$12,478	$(4,797)
Debt (2)	$15,112	$14,811	$301
(1) In connection with the acquisition of Alphawave, which closed in the first quarter of fiscal 2026, we had agreed to restrict the use of approximately $2.3 billion of cash to be held for purposes of satisfying payment of the consideration to effect the acquisition. Additional information regarding our acquisition of Alphawave is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 9. Acquisitions.”
(2) Includes our issued term debt and commercial paper outstanding.

	2026	2025	Change
Net cash provided by operating activities	$11,145	$14,012	$(2,867)
Net cash used by investing activities	(2,039)	(800)	(1,239)
Net cash used by financing activities	(12,295)	(13,196)	901
Cash, cash equivalents and marketable securities (including restricted cash). The decrease in cash, cash equivalents and marketable securities (including restricted cash) in fiscal 2026 was primarily due to $7.8 billion in payments to repurchase shares of our common stock, $3.9 billion in cash dividends paid, $2.5 billion in capital expenditures (primarily to support our engineering infrastructure and the testing of our integrated circuits), $1.6 billion in cash paid for acquisitions and other investments and $1.1 billion in payments of tax withholdings related to the vesting of share-based awards. This was partially offset by cash provided by operating activities and $497 million in net proceeds from commercial paper issuance.
During fiscal 2026, income taxes paid were greater than our provision. This was primarily driven by the $5.7 billion release of our valuation allowance on federal deferred tax assets in the second quarter of fiscal 2026 and our final installment payment for a one-time U.S. repatriation tax accrued in fiscal 2018 of $663 million. Tax reform legislation included in the OBBB was enacted in fiscal 2025 and contains certain provisions, including the deduction of domestic research and development expenditures as incurred, which reduced our cash tax payments and favorably impacted our cash flows from operations in fiscal 2026. We expect these provisions to continue to result in lower cash tax payments in future periods.
Net changes in our operating assets and liabilities decreased our operating cash flows primarily driven by an increase in inventory to secure supply and mitigate disruptions due to supply constraints, partially offset by a decrease in other assets which was primarily due to the utilization of prior advanced supply agreement payments.
Debt. At September 27, 2026, we had $15.1 billion of principal fixed-rate notes outstanding, $2.0 billion of which matures in 2027. The remaining debt has maturity dates in 2028 through 2053.
We have an unsecured commercial paper program, which provides for the issuance of up to $4.5 billion of commercial paper. Net proceeds from this program are used for general corporate purposes. At September 27, 2026, we had $499 million of commercial paper outstanding. We also have a Revolving Credit Facility that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.0 billion, which expires on August 8, 2029. At September 27, 2026, no amounts were outstanding under the Revolving Credit Facility.
We expect to issue new debt in the future. The amount and timing of any such new debt will depend on a number of factors, including but not limited to maturities of our existing debt, acquisitions and strategic investments, working capital and capital expenditure requirements, favorable and/or acceptable interest rates and changes in corporate income tax law. Additional information regarding our debt is provided in this Annual Report in “Notes to Consolidated Financial Statements, Note 6. Debt.”

Capital Return Program. The following table summarizes stock repurchases (including excise taxes paid) and dividends paid during fiscal 2026 and 2025 (in millions, except per-share amounts):

	Stock Repurchase Program			Dividends		Total
	Shares	Average Price Paid Per Share	Amount	Per Share	Amount	Amount
2026	48	$161.96	$7,817	$3.62	$3,854	$11,671
2025	56	155.43	8,791	3.48	3,805	12,596
At September 27, 2026, $19.6 billion remained authorized for repurchase under our stock repurchase program. The timing of future stock repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases may be made in the open market, through 10b5-1 programs, through accelerated share repurchase programs, in privately negotiated transactions or through the use of derivative instruments. Our stock repurchase programs are subject to periodic evaluations to determine when and if repurchases are in the best interests of our stockholders, and we may accelerate, suspend, delay or discontinue repurchases at any time.
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
Additional Capital Requirements. Recent and expected working and other capital requirements, in addition to the above matters, also include the items described below:
•Our purchase obligations at September 27, 2026, which primarily relate to purchase commitments with certain suppliers of our integrated circuit products, including those under multi-year capacity commitments, totaled $18.6 billion, of which, $13.8 billion is expected to be paid in the next 12 months.
•Our research and development expenditures were $10.2 billion in fiscal 2026 and $9.0 billion in fiscal 2025.
•Cash outflows for capital expenditures were $2.5 billion in fiscal 2026 and $1.2 billion in fiscal 2025. We expect capital expenditures to increase from fiscal 2026 levels in the near term, primarily to support our engineering infrastructure and the testing of our integrated circuits.
•Amounts related to future lease payments for operating lease obligations at September 27, 2026, totaled $1.1 billion, with $162 million expected to be paid within the next 12 months.
•We expect to continue making strategic investments and acquisitions, the amounts of which could vary significantly. For further information related to our most recent acquisitions, see “Notes to Consolidated Financial Statements, Note 9. Acquisitions” in this Annual Report.
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
Revenue Recognition. We grant licenses or otherwise provide rights to use portions of our intellectual property portfolio, which, among other rights, includes certain patent rights essential to and/or useful in the manufacture, sale or use of certain wireless products. We estimate and recognize sales-based royalties on such licensed products in the period in which the licensees’ sales occur, which is based largely on preliminary royalty estimates provided by our licensees. For fiscal 2026 and 2025, actual amounts for sales-based royalties have been materially consistent with such estimates, and no significant reversals of revenues have been required as a result of adjustments to prior period royalty estimates.
Impairment of Non-marketable Equity Investments. We monitor our investments, many of which are in early-stage companies, for events or circumstances that could indicate impairment, including, among other factors, lower valuations in recently completed and anticipated financings. Key considerations in this assessment include the investee’s financial and liquidity position and business forecasts (including their ability to respond to any significant deterioration), industry performance, development and/or market acceptance of the investee’s products or technologies, as well as considering any appreciation in fair value that has not been recognized in the carrying values of such investments and other relevant events and factors. Measurement of any impairments may require the use of unobservable inputs. In fiscal 2026 and 2025, there were no significant impairment losses or adjustments to our previous judgments and estimates recorded.
Inventories. We measure inventory at the lower of cost or net realizable value considering judgments and estimates related to future customer demand and other market conditions, such as the impact of the macroeconomic environment and global trade policies. Although we believe these estimates are reasonable, any significant changes in customer demand that are less favorable than our previous estimates may require additional inventory write-downs and would be reflected in cost of sales resulting in a negative impact to our gross margin in that period. For fiscal 2026 and 2025, the net effect from changes in this estimate and related reserves was less than 1% of cost of revenues during each period.
Impairment of Goodwill, Other Indefinite-Lived Assets and Long-Lived Assets. We monitor our goodwill, other indefinite-lived assets and long-lived assets for the existence of impairment indicators and apply judgments in the valuation methods (generally income or market approach) and underlying inputs and assumptions utilized in such assessments, which are generally unobservable inputs. During fiscal 2026 and 2025, there were no material impairment charges for long-lived or indefinite-lived assets. Our annual qualitative assessment did not indicate that a more detailed quantitative analysis was necessary. Additionally, the estimated fair values of our reporting units, based on our qualitative assessment, were substantially in excess of their respective carrying values at September 27, 2026.
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
Income Taxes. We make significant judgments and estimates in determining our provision for income taxes, including our assessment of our income tax positions, both in the U.S. and foreign jurisdictions, given the uncertainties involved in the interpretation and application of complex tax laws and regulations in various taxing jurisdictions. While we believe we have appropriate support for the positions we have taken or plan to take on our tax returns, we regularly assess the potential outcomes of examinations by taxing authorities in determining the adequacy of our provision for income taxes based on the technical merits of the position. The actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities. Based on our results for fiscal 2026, an assumed one-percentage point increase to our annual effective tax rate would result in an increase in income tax expense of $94 million.
Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. Factors considered in this determination include assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies, and considering that most of our income is taxed in the U.S., of which a significant portion qualifies for preferential treatment as FDDEI. Changes in future taxable income (including less of our income qualifying for preferential treatment as FDDEI), tax laws (including changes to the CAMT rules) and other factors may change our determination regarding whether we will be able to realize our deferred tax assets.
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
Interest Rate Risk
We invest a portion of our cash in a number of diversified fixed- and floating-rate securities consisting of cash equivalents and marketable debt securities that are subject to interest rate risk. At September 27, 2026 and September 28, 2025, a hypothetical increase in interest rates of 100 basis points across the entire yield curve on our holdings would have resulted in an immaterial decrease in the fair value of our holdings.
At September 27, 2026 and September 28, 2025, all of our issued term debt was comprised of unsecured fixed-rate notes. At September 27, 2026, we had $499 million in commercial paper outstanding, for which our exposure to interest rate risk was negligible based on the original maturities of approximately three months or less.

We manage our exposure to certain interest rate risks related to our term debt through the use of interest rate swaps. We enter into these agreements to manage interest rate risk associated with our cash equivalents and marketable securities, in addition to changes in the fair value of our outstanding debt. At September 27, 2026 and September 28, 2025, we had an aggregate notional amount of $5.0 billion and $3.6 billion, respectively, in interest rate swaps that are designated as fair value hedges to effectively convert certain fixed-rate interest payments into floating-rate payments on our outstanding debt. At September 27, 2026 and September 28, 2025, a hypothetical increase in interest rates of 100 basis points would not cause a material loss in earnings.
Equity Price Risk
We hold investments in non-marketable equity instruments in privately held companies that may be impacted by equity price risks. Volatility in the equity markets could negatively affect our investees’ ability to raise additional capital as well as our ability to realize value from our investments through initial public offerings, mergers or private sales. Consequently, we could incur impairment losses or realized losses on all or part of the values of our non-marketable equity investments. At September 27, 2026, our non-marketable equity investments (including those accounted for under the equity method) consisted of investments in over 150 companies with an aggregate carrying value included in other assets of $2.0 billion. Impairment losses on such investments were not material for any of the periods presented in this Annual Report.
Certain of our marketable equity investments are in growth stage public companies, and the fair value of these investments have been and may continue to be subject to increased volatility. At September 27, 2026, the recorded value of our marketable equity securities was $679 million. At September 27, 2026 and September 28, 2025, a hypothetical adverse price change of 10% would not cause a material loss in earnings.
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
We have experienced fluctuations in our effective tax rate as a result of foreign currency gains or losses related to our Korean withholding tax receivable (which was $2.7 billion as of September 27, 2026), which is described further in this Annual Report in “Notes to Consolidated Financial Statements, Note 3. Income Taxes.” Based on the balance of such foreign withholding tax receivable, an assumed 10% adverse change to foreign exchange rates would result in losses of approximately $271 million and $223 million as of September 27, 2026 and September 28, 2025, respectively. Other gains and losses from foreign currency transactions were not material for any of the periods presented in this Annual Report.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of September 27, 2026.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has also audited the effectiveness of our internal control over financial reporting as of September 27, 2026, as stated in its report which appears on pages F-1 through F-2 in this Annual Report.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the quarter ended September 27, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2027 Annual Meeting of Stockholders (2027 Proxy Statement) and is incorporated herein by reference. Certain information required by this item regarding executive officers is set forth in Item 1 of Part I of this Annual Report under the heading “Information about our Executive Officers.” The information required by this item regarding corporate governance will be included in our 2027 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included in our 2027 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our 2027 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our 2027 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in our 2027 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
(a) Financial Statements:
Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included in the notes to the consolidated financial statements.

(b) Exhibits

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	3/7/2024	3.1
3.2	Amended and Restated Bylaws.	8-K	12/10/2025	3.2
4.1	Indenture, dated May 20, 2015, between QUALCOMM Incorporated and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee.	8-K	5/21/2015	4.1
4.2	Officers’ Certificate, dated May 20, 2015, for the Floating Rate Notes due 2018, the Floating Rate Notes due 2020, the 1.400% Notes due 2018, the 2.250% Notes due 2020, the 3.000% Notes due 2022, the 3.450% Notes due 2025, the 4.650% Notes due 2035 and the 4.800% Notes due 2045.	8-K	5/21/2015	4.2
4.3	Form of 4.650% Notes due 2035.	8-K	5/21/2015	4.9
4.4	Form of 4.800% Notes due 2045.	8-K	5/21/2015	4.10
4.5	Officers’ Certificate, dated May 26, 2017, for the Floating Rate Notes due 2019, the Floating Rate Notes due 2020, the Floating Rate Notes due 2023, the 1.850% Notes due 2019, the 2.100% Notes due 2020, the 2.600% Notes due 2023, the 2.900% Notes due 2024, the 3.250% Notes due 2027 and the 4.300% Notes due 2047.	8-K	5/31/2017	4.2
4.6	Form of 3.250% Notes due 2027.	8-K	5/31/2017	4.10
4.7	Form of 4.300% Notes due 2047.	8-K	5/31/2017	4.11
4.8	Officers’ Certificate, dated May 8, 2020, for the 2.150% Notes due 2030 and the 3.250% Notes due 2050.	8-K	5/11/2020	4.2
4.9	Form of 2.150% Notes due 2030.	8-K	5/11/2020	4.3
4.10	Form of 3.250% Notes due 2050.	8-K	5/11/2020	4.4
4.11	Officers’ Certificate, dated August 14, 2020, for the 1.300% Notes due 2028 and the 1.650% Notes due 2032.	8-K	8/18/2020	4.2
4.12	Form of 1.300% Rule 144A Global Notes due 2028.	8-K	8/18/2020	4.3
4.13	Form of 1.650% Rule 144A Global Notes due 2032.	8-K	8/18/2020	4.5
4.14	Officers’ Certificate, dated January 6, 2021, for the 1.300% Notes due 2028 and the 1.650% Notes due 2032.	10-Q	2/3/2021	4.23
4.15	Form of 1.300% Notes due 2028.	10-Q	2/3/2021	4.24
4.16	Form of 1.650% Notes due 2032.	10-Q	2/3/2021	4.25
4.17	Officers’ Certificate, dated May 9, 2022, for the 4.250% Notes due 2032 and the 4.500% Notes due 2052.	8-K	5/9/2022	4.2
4.18	Form of 4.250% Notes due 2032.	8-K	5/9/2022	4.3
4.19	Form of 4.500% Notes due 2052.	8-K	5/9/2022	4.4
4.20	Officers’ Certificate, dated November 9, 2022, for the 5.400% Notes due 2033 and the 6.000% Notes due 2053.	8-K	11/9/2022	4.2
4.21	Form of 5.400% Notes due 2033.	8-K	11/9/2022	4.3
4.22	Form of 6.000% Notes due 2053.	8-K	11/9/2022	4.4

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
4.23	Officers’ Certificate, dated May 21, 2025, for the 4.500% Notes due 2030, the 4.750% Notes due 2032 and the 5.000% Notes due 2035.	8-K	5/22/2025	4.2
4.24	Form of 4.500% Notes due 2030.	8-K	5/22/2025	4.3
4.25	Form of 4.750% Notes due 2032.	8-K	5/22/2025	4.4
4.26	Form of 5.000% Notes due 2035.	8-K	5/22/2025	4.5
4.27	Description of registrant’s securities.				X
10.1	Credit Agreement among QUALCOMM Incorporated, the lenders party thereto, the letter of credit issuers party thereto and Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer, dated as of August 8, 2024.	8-K	8/9/2024	10.1
10.2	Form of Indemnity Agreement between QUALCOMM Incorporated and its directors and officers. (1)	10-K	11/4/2015	10.1
10.3	Amended and Restated 2016 Long-Term Incentive Plan. (1)	10-Q	4/29/2020	10.7
10.4	Amended and Restated QUALCOMM Incorporated 2001 Employee Stock Purchase Plan, as amended. (1)	10-Q	4/25/2018	10.62
10.5	Amended and Restated QUALCOMM Incorporated 2023 Long-Term Incentive Plan. (1)	10-Q	4/29/2026	10.5
10.6	Form of Qualcomm Incorporated 2023 Long-Term Incentive Plan Executive Performance Stock Unit Award Grant Notice and Executive Performance Stock Unit Award Agreement (2023 Form). (1)	10-Q	1/31/2024	10.24
10.7	Form of Qualcomm Incorporated 2023 Long-Term Incentive Plan Executive Restricted Stock Unit Award Grant Notice and Executive Restricted Stock Unit Award Agreement (2023 Form). (1)	10-Q	1/31/2024	10.25
10.8	Form of Qualcomm Incorporated 2023 Long-Term Incentive Plan Executive Performance Stock Unit Award Grant Notice and Executive Performance Stock Unit Award Agreement (2024 Form). (1)	10-K	11/6/2024	10.12
10.9	Form of Qualcomm Incorporated 2023 Long-Term Incentive Plan Executive Restricted Stock Unit Award Grant Notice and Executive Restricted Stock Unit Award Agreement (2024 Form). (1)	10-K	11/6/2024	10.13
10.10	Form of Qualcomm Incorporated 2023 Long-Term Incentive Plan Executive Performance Stock Unit Award Grant Notice and Executive Performance Stock Unit Award Agreement (2025 and 2026 Form). (1)	10-K	11/5/2025	10.12
10.11	Form of Qualcomm Incorporated 2023 Long-Term Incentive Plan Executive Restricted Stock Unit Award Grant Notice and Executive Restricted Stock Unit Award Agreement (2025 and 2026 Form). (1)	10-K	11/5/2025	10.13
10.12	Form of 2026 Annual Cash Incentive Plan Performance Unit Agreement.(1)	10-Q	2/4/2026	10.14
10.13	Qualcomm Incorporated Executive Officer Change in Control Severance Plan (as amended and restated). (1)	10-Q	5/3/2023	10.14
10.14	Qualcomm Incorporated Executive Officer Severance Plan (as amended and restated). (1)	10-Q	5/3/2023	10.15
10.15	Qualcomm Incorporated Non-Executive Officer Change in Control Severance Plan (as amended and restated).	10-Q	5/3/2023	10.16
10.16	QUALCOMM Incorporated Non-Qualified Deferred Compensation Plan, as amended and restated effective September 1, 2025. (1)	10-K	11/5/2025	10.18
10.17	Amendment No. 1 to the Qualcomm Incorporated Non-Qualified Deferred Compensation Plan. (1)				X

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.18	Amendment No. 2 to the Qualcomm Incorporated Non-Qualified Deferred Compensation Plan. (1)				X
10.19	Qualcomm Incorporated 2026 Director Compensation Plan. (1)	10-K	11/5/2025	10.20
10.20	Qualcomm Incorporated 2027 Director Compensation Plan. (1)				X
10.21	Forms of 2016 Long-Term Incentive Plan Non-Employee Director Deferred Stock Unit Grant Notices and Non-Employee Director Deferred Stock Unit Agreements. (1)	10-Q	4/25/2018	10.60
10.22	Forms of Non-Employee Director Deferred Stock Unit Grant Notices and Non-Employee Director Deferred Stock Unit Agreements under the 2016 Long-Term Incentive Plan for Non-Employee Directors in Hong Kong. (1)	10-Q	4/28/2021	10.4
10.23	Forms of Non-Employee Director Deferred Stock Unit Grant Notices and Non-Employee Director Deferred Stock Unit Agreements under the 2023 Long-Term Incentive Plan for Non-Employee Directors in the United States. (1)	10-Q	5/3/2023	10.27
10.24	Forms of Non-Employee Director Deferred Stock Unit Grant Notices and Non-Employee Director Deferred Stock Unit Agreements under the 2023 Long-Term Incentive Plan for Non-Employee Directors in Hong Kong. (1)	10-Q	5/3/2023	10.28
19	Insider Trading Policy.				X
21	Subsidiaries of the registrant.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Cristiano R. Amon.				X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Akash Palkhiwala.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Cristiano R. Amon.				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Akash Palkhiwala.				X
97	Incentive Compensation Repayment Policy.	10-K	11/1/2023	97
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(1) Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a).
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUALCOMM Incorporated

November 4, 2026	By	/s/ Cristiano R. Amon
Cristiano R. Amon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Cristiano R. Amon	President and Chief Executive Officer, and Director	November 4, 2026
Cristiano R. Amon	(Principal Executive Officer)

/s/ Akash Palkhiwala	Executive Vice President, Chief Financial Officer and Chief Operating Officer	November 4, 2026
Akash Palkhiwala	(Principal Financial Officer)

/s/ Patricia Y. Grech	Senior Vice President and Chief Accounting Officer	November 4, 2026
Patricia Y. Grech	(Principal Accounting Officer)

/s/ Sylvia Acevedo	Director	November 4, 2026
Sylvia Acevedo

/s/ Mark Fields	Director	November 4, 2026
Mark Fields

/s/ Jeffrey W. Henderson	Director	November 4, 2026
Jeffrey W. Henderson

/s/ Jeremy (Zico) Kolter	Director	November 4, 2026
Jeremy (Zico) Kolter

/s/ Ann M. Livermore	Director	November 4, 2026
Ann M. Livermore

/s/ Mark D. McLaughlin	Chair of the Board	November 4, 2026
Mark D. McLaughlin

/s/ Jamie S. Miller	Director	November 4, 2026
Jamie S. Miller

/s/ Marie Myers	Director	November 4, 2026
Marie Myers

/s/ Irene B. Rosenfeld	Director	November 4, 2026
Irene B. Rosenfeld

/s/ Jean-Pascal Tricoire	Director	November 4, 2026
Jean-Pascal Tricoire

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of QUALCOMM Incorporated
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of QUALCOMM Incorporated and its subsidiaries (the “Company”) as of September 27, 2026 and September 28, 2025, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 27, 2026, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 27, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 27, 2026 and September 28, 2025, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Qualcomm CDMA Technologies (QCT) Segment
As described in Notes 1 and 2 to the consolidated financial statements, the Company’s total QCT revenues were $37.2 billion for the year ended September 27, 2026. The timing of revenue recognition and the amount of revenue actually recognized in each case depends upon a variety of factors, including the specific terms of each arrangement and the nature of the Company’s performance obligations. Revenues from sales of the Company’s products are recognized upon transfer of control to the customer, which is generally at the time of shipment. The Company measures revenues based on the amount of consideration the Company expects to receive in exchange for products or services. The Company records reductions to revenues for customer incentive arrangements, including volume-related and other pricing rebates and cost reimbursements for marketing and other activities involving certain of our products and technologies, in the period that the related revenues are earned. Certain amounts recorded as a reduction to revenues for customer incentive arrangements are considered variable consideration and are included in the transaction price primarily based on estimating the most likely amount expected to be provided to the customer.
The principal consideration for our determination that performing procedures relating to QCT revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of QCT revenue at the transaction price upon transfer of control to the customer. These procedures also included, among others (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment, and contracts; (ii) testing a sample of customer incentive transactions by obtaining and inspecting source documents which included support for the nature of the incentive, amount, and agreement with the customer; and (iii) confirming a sample of outstanding customer invoice balances as of September 27, 2026 and, for confirmations not returned, obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

San Diego, California
November 4, 2026
We have served as the Company’s auditor since 1985.

QUALCOMM Incorporated
CONSOLIDATED BALANCE SHEETS
(In millions, except par value amounts)

	September 27, 2026	September 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$4,636	$5,520
Restricted cash	—	2,323
Marketable securities	3,045	4,635
Accounts receivable, net	4,199	4,315
Inventories	8,640	6,526
Other current assets	1,752	2,435
Total current assets	22,272	25,754
Deferred tax assets	5,783	743
Property, plant and equipment, net	6,104	4,690
Goodwill	16,374	11,358
Other intangible assets, net	1,925	1,148
Other assets	8,371	6,450
Total assets	$60,829	$50,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,056	$2,791
Payroll and other benefits related liabilities	1,875	1,839
Short-term debt	2,492	—
Other current liabilities	4,555	4,514
Total current liabilities	11,978	9,144
Long-term debt	12,620	14,811
Other liabilities	5,830	4,982
Total liabilities	30,428	28,937

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 8 shares authorized; none outstanding	—	—
Common stock and paid-in capital, $0.0001 par value; 6,000 shares authorized; 1,072 and 1,074 shares issued and outstanding, respectively	2,518	—
Retained earnings	27,503	20,646
Accumulated other comprehensive income	380	560
Total stockholders’ equity	30,401	21,206
Total liabilities and stockholders’ equity	$60,829	$50,143

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended
	September 27, 2026	September 28, 2025	September 29, 2024
Revenues:
Equipment and services	$36,895	$37,869	$32,791
Licensing	6,225	6,415	6,171
Total revenues	43,120	44,284	38,962
Costs and expenses:
Cost of revenues	20,222	19,738	17,060
Research and development	10,207	9,042	8,893
Selling, general and administrative	3,701	3,110	2,759
Other	332	39	179
Total costs and expenses	34,462	31,929	28,891
Operating income	8,658	12,355	10,071
Interest expense	(689)	(664)	(697)
Investment and other income, net	1,445	972	962
Income from continuing operations before income taxes	9,414	12,663	10,336
Income tax benefit (expense)	4,214	(7,122)	(226)
Income from continuing operations	13,628	5,541	10,110
Discontinued operations, net of income taxes	—	—	32
Net income	$13,628	$5,541	$10,142

Basic earnings per share:
Continuing operations	$12.81	$5.05	$9.06
Discontinued operations	—	—	0.03
Net income	$12.81	$5.05	$9.09
Diluted earnings per share:
Continuing operations	$12.70	$5.01	$8.94
Discontinued operations	—	—	0.03
Net income	$12.70	$5.01	$8.97
Shares used in per share calculations:
Basic	1,064	1,096	1,116
Diluted	1,073	1,105	1,130

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended
	September 27, 2026	September 28, 2025	September 29, 2024
Net income	$13,628	$5,541	$10,142
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation (losses) gains	(96)	60	121
Net unrealized (losses) gains on certain available-for-sale debt securities	(27)	(29)	93
Net unrealized (losses) gains on derivative instruments	(64)	(36)	28
Other gains (losses)	8	9	(12)
Other reclassifications included in net income	(1)	(31)	(1)
Total other comprehensive (loss) income	(180)	(27)	229
Comprehensive income	$13,448	$5,514	$10,371

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	September 27, 2026	September 28, 2025	September 29, 2024
Operating Activities:
Net income from continuing operations	$13,628	$5,541	$10,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,630	1,602	1,706
Income tax payments (in excess) less than income tax provision	(5,858)	3,980	(3,064)
Share-based compensation expense	3,452	2,783	2,648
Net gains on marketable securities and other investments	(752)	(381)	(349)
Impairment losses on other investments	88	113	79
Net (gains) losses on equity method investments	(258)	(12)	10
Other items	(20)	(28)	(70)
Changes in assets and liabilities:
Accounts receivable, net	215	(365)	(768)
Inventories	(2,049)	(138)	13
Other assets	686	971	230
Trade accounts payable	(3)	119	682
Payroll, benefits and other liabilities	386	(173)	1,066
Net cash used by operating activities from discontinued operations	—	—	(91)
Net cash provided by operating activities	11,145	14,012	12,202
Investing Activities:
Capital expenditures	(2,494)	(1,192)	(1,041)
Purchases of debt and equity marketable securities	(2,948)	(4,694)	(5,069)
Proceeds from sales and maturities of debt and equity marketable securities	4,906	5,755	2,677
Acquisitions and other investments, net of cash acquired	(1,577)	(743)	(254)
Proceeds from other investments	45	61	88
Other items	29	13	(26)
Net cash provided by investing activities from discontinued operations	—	—	2
Net cash used by investing activities	(2,039)	(800)	(3,623)
Financing Activities:
Proceeds from short-term debt	5,073	998	799
Repayment of short-term debt	(4,576)	(998)	(799)
Repayment of debt of acquired company	(174)	(4)	—
Proceeds from issuance of term debt	—	1,487	—
Repayment of term debt	—	(1,365)	(914)
Proceeds from issuance of common stock	224	404	383
Repurchases and retirements of common stock	(7,817)	(8,791)	(4,121)
Dividends paid	(3,854)	(3,805)	(3,687)
Payments of tax withholdings related to vesting of share-based awards	(1,134)	(1,115)	(932)
Other items	(37)	(7)	(17)
Net cash provided by financing activities from discontinued operations	—	—	19
Net cash used by financing activities	(12,295)	(13,196)	(9,269)
Effect of exchange rate changes on cash and cash equivalents	(18)	(22)	12
Net decrease in total cash, cash equivalents and restricted cash	(3,207)	(6)	(678)
Total cash and cash equivalents at beginning of period (including $2,323 classified as restricted cash at September 28, 2025 and $77 classified as held for sale at September 24, 2023)	7,843	7,849	8,527
Total cash and cash equivalents at end of period (including $2,323 classified as restricted cash at September 28, 2025)	$4,636	$7,843	$7,849

See accompanying notes.

QUALCOMM Incorporated
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per share data)

	Year Ended
	September 27, 2026	September 28, 2025	September 29, 2024
Total stockholders’ equity, beginning balance	$21,206	$26,274	$21,581

Common stock and paid-in capital:
Balance at beginning of period	—	—	490
Common stock issued under employee benefit plans	224	404	383
Repurchases and retirements of common stock	(4,987)	(2,177)	(2,731)
Share-based compensation	3,568	2,888	2,767
Tax withholdings related to vesting of share-based payments	(1,134)	(1,115)	(932)
Customer warrant	268	—	—
Common stock issued in acquisition	4,512	—	23
Common stock issued to settle convertible debt	67	—	—
Balance at end of period	2,518	—	—

Retained earnings:
Balance at beginning of period	20,646	25,687	20,733
Net income	13,628	5,541	10,142
Repurchases and retirements of common stock	(2,800)	(6,669)	(1,394)
Dividends	(3,971)	(3,913)	(3,794)
Balance at end of period	27,503	20,646	25,687

Accumulated other comprehensive income:
Balance at beginning of period	560	587	358
Other comprehensive (loss) income	(180)	(27)	229
Balance at end of period	380	560	587

Total stockholders’ equity, ending balance	$30,401	$21,206	$26,274

Dividends per share announced	$3.62	$3.48	$3.30

See accompanying notes.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies
We are a global technology leader, helping to bring intelligent computing everywhere through the development and commercialization of foundational technologies, including advanced artificial intelligence (AI), high-performance and low-power computing and leading connectivity. Our platforms help power intelligent products and services used around the world, across industries and applications from handsets to automotive, the internet of things (IoT) and data center. We derive revenues principally from sales of integrated circuit products and through the licensing of our intellectual property, including patents and other rights.
Principles of Consolidation. The consolidated financial statements include the assets, liabilities and operating results of Qualcomm, its subsidiaries and any variable interest entities for which we are deemed to be the primary beneficiary. Intercompany transactions and balances have been eliminated.
Financial Statement Preparation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Examples of our significant accounting estimates and policies that may involve a higher degree of judgment and complexity than others include: the estimation of sales-based royalty revenues; the impairment of non-marketable equity investments; the valuation of inventories; the impairment of goodwill, other indefinite-lived assets and long-lived assets; the recognition, measurement and disclosure of loss contingencies related to legal and regulatory proceedings; and the calculation of our income tax provision, including the recognition and measurement of uncertain tax positions and realizability of deferred tax assets. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.
Fiscal Year. We operate and report using a 52-53 week fiscal year ending on the last Sunday in September. Our fiscal years for 2026, 2025 and 2024 included 52 weeks, 52 weeks and 53 weeks, respectively. Our fiscal year for 2027 will include 52 weeks.
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
Equity Method and Non-marketable Equity Investments. Equity investments in common stock or in-substance common stock for which we have significant influence, but not control, over the investee and are not the primary beneficiary of the investee’s activities are accounted for under the equity method. Our share of gains and losses in equity method investments are recorded in investment and other income, net. We eliminate unrealized profit or loss related to transactions with equity method investees in relation to our ownership interest in the investee, which is recorded as a component of investment and other income, net. Non-marketable equity investments that are neither consolidated nor accounted for under the equity method and do not have a readily determinable fair value are generally measured at initial cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar securities, if any. All gains and losses on these investments in non-marketable equity securities, realized and unrealized, are recognized in investment and other income, net. We monitor equity method and non-marketable equity investments for events or circumstances that could indicate the

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
investments are impaired, such as a deterioration in the investee’s financial condition and business forecasts and lower valuations in recently completed or anticipated financings, and recognize a charge to investment and other income, net for the difference between the estimated fair value and the carrying value. For equity method investments, we record impairment losses in earnings only when impairments are considered other-than-temporary.
Derivatives. Our primary objectives for holding derivative instruments are to manage foreign exchange risk for certain foreign currency revenues, operating expenses, receivables and payables and to manage interest rate risk associated with our cash equivalents, marketable securities and term debt. Derivative instruments are recorded at fair value and included in other current or noncurrent assets or liabilities based on their maturity dates. Counterparties to these derivative instruments are all major banking institutions. At September 27, 2026, the aggregate fair value of our derivative instruments recorded in total assets and in total liabilities were $39 million and $408 million, respectively. At September 28, 2025, the aggregate fair value of our derivative instruments recorded in total assets and in total liabilities were $59 million and $163 million, respectively.
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
Interest Rate Swaps: From time to time, we enter into interest rate swap agreements that allow us to effectively convert fixed-rate payments into floating-rate payments on portions of our outstanding term debt. We enter into these agreements to manage interest rate risk associated with our cash equivalents and marketable securities, in addition to changes in the fair value of our outstanding debt. These transactions are designated as fair value hedges, and the gains and losses related to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to changes in the market interest rates. The net gains and losses on the interest rate swaps, as well as the offsetting gains or losses on the related fixed-rate debt attributable to the hedged risks, are recognized as interest expense in the current period. The interest settlement payments associated with the interest rate swap agreements are classified as cash flows from operating activities in the consolidated statements of cash flows.
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
Gross Notional Amounts: The gross notional amounts of our foreign currency and interest rate derivatives by instrument type were as follows (in millions):

	September 27, 2026	September 28, 2025
Forwards	$4,381	$3,828
Options	527	562
Swaps	5,000	3,550
	$9,908	$7,940
The gross notional amounts of our derivatives by currency were as follows (in millions):

	September 27, 2026	September 28, 2025
Chinese renminbi	$1,530	$1,396
Indian rupee	2,254	1,989
United States dollar	5,165	3,789
Other	959	766
	$9,908	$7,940

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
Deferred Compensation Plan Assets and Liabilities: Our deferred compensation plan liabilities and related assets included in Level 1 consist of mutual funds and are included in other current assets and other assets. Gains and losses on the revaluation of our deferred compensation plan assets are recorded in investment and other income, net. Corresponding offsetting amounts related to the revaluation of our deferred compensation plan liabilities are included in operating expenses.
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
We account for a contract with a customer/licensee when it is legally enforceable, the parties are committed to perform their respective obligations, the rights of the parties regarding the goods and/or services to be transferred are identified, payment terms are identified, the contract has commercial substance and collectability of substantially all of the consideration is probable, which for product sales, is generally when we have a committed customer purchase order, and for licensing revenues, is generally upon execution of a license agreement. If all such conditions are not met, revenues and any associated receivables are generally not recognized until such time that the required conditions are met. Cash collected from customers prior to a contract existing is recorded to other customer-related liabilities in other current liabilities.
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
Revenues recognized from sales of our products and sales-based royalties are generally included in accounts receivable, net (including unbilled receivables) based on our unconditional right to payment for satisfied or partially satisfied performance obligations. Our payment terms are generally short-term in duration, with payment due shortly after delivery for product sales and within the following quarter for QTL (Qualcomm Technology Licensing) sales-based royalties.
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
Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed by dividing net income by the combination of the weighted-average number of common shares outstanding and the weighted-average number of dilutive common share equivalents, primarily comprised of shares issuable under our equity compensation plans and customer warrant, during the reporting period, using the treasury stock method.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information about the diluted earnings per share calculation (in millions):

	2026	2025	2024
Dilutive common share equivalents included in diluted shares	9	9	14
Shares of common stock equivalents not included because the effect would be anti-dilutive or certain performance conditions were not satisfied at the end of the period	9	2	4
Recently Adopted Accounting Pronouncement.
Income Tax Disclosures: In December 2023, the FASB issued new requirements to disclose annually certain additional detailed income tax information related to the effective tax rate reconciliation and income taxes paid, among other items. We adopted the new requirements in our annual reporting for fiscal 2026 on a prospective basis (Note 3).
Recent Accounting Pronouncements Not Yet Adopted.
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
Note 2. Composition of Certain Financial Statement Items

Accounts Receivable (in millions)
	September 27, 2026	September 28, 2025
Trade, net of allowances for doubtful accounts	$2,671	$2,855
Unbilled	1,504	1,443
Other	24	17
	$4,199	$4,315

Inventories (in millions)
	September 27, 2026	September 28, 2025
Raw materials	$657	$336
Work-in-process	5,450	3,985
Finished goods	2,533	2,205
	$8,640	$6,526

Property, Plant and Equipment (in millions)
	September 27, 2026	September 28, 2025
Land	$167	$168
Buildings and improvements	1,864	1,915
Computer equipment and software	3,024	2,165
Machinery and equipment	10,119	9,360
Furniture and office equipment	156	148
Leasehold improvements	630	594
Construction in progress	224	154
	16,184	14,504
Less accumulated depreciation and amortization	(10,080)	(9,814)
	$6,104	$4,690
Depreciation and amortization expense related to property, plant and equipment for fiscal 2026, 2025 and 2024 was $1.2 billion, $1.3 billion and $1.4 billion, respectively.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill and Other Intangible Assets. We allocate goodwill to our reporting units for impairment testing purposes. The following table presents the goodwill allocated to our reportable and nonreportable segments, as described in Note 8, as well as the changes in the carrying amounts of goodwill during fiscal 2026 and 2025 (in millions):

	QCT	QTL	Nonreportable Segments	Total
Balance at September 29, 2024	$10,065	$734	$—	$10,799
Acquisitions	526	—	—	526
Foreign currency translation adjustments	32	1	—	33
Balance at September 28, 2025 (1)	10,623	735	—	11,358
Acquisitions	694	—	4,349	5,043
Foreign currency translation adjustments	(30)	(1)	4	(27)
Balance at September 27, 2026 (1)	$11,287	$734	$4,353	$16,374
(1) Cumulative goodwill impairments were $812 million at both September 27, 2026 and September 28, 2025.
The components of other intangible assets, net were as follows (in millions):

	September 27, 2026			September 28, 2025
	Gross Carrying Amount	Accumulated Amortization	Weighted-average amortization period (years)	Gross Carrying Amount	Accumulated Amortization	Weighted-average amortization period (years)
Technology-based	$3,447	$(1,542)	8	$2,553	$(1,421)	9
Other	88	(68)	10	70	(54)	11
	$3,535	$(1,610)	8	$2,623	$(1,475)	9
All of these intangible assets are subject to amortization, other than acquired in-process research and development which had a carrying value of $280 million at September 27, 2026 and no balance at September 28, 2025. Amortization expense related to these intangible assets was $423 million, $321 million and $311 million for fiscal 2026, 2025 and 2024, respectively. At September 27, 2026, amortization expense related to other intangible assets is expected to be $475 million, $457 million, $406 million, $329 million and $138 million for each of the five years from fiscal 2027 through 2031, respectively, and $120 million thereafter.
Equity Method and Non-marketable Equity Investments. The carrying values of our equity method and non-marketable equity investments are recorded in other assets and were as follows (in millions):

	September 27, 2026	September 28, 2025
Equity method investments	$408	$163
Non-marketable equity investments (1)	1,574	1,216
	$1,982	$1,379
(1) Cumulative unrealized gains were $548 million and $394 million at September 27, 2026 and September 28, 2025, respectively. Cumulative unrealized losses, including impairments, were $395 million and $457 million at September 27, 2026 and September 28, 2025, respectively.

Other Current Liabilities (in millions)
	September 27, 2026	September 28, 2025
Customer incentives and other customer-related liabilities	$2,644	$1,948
Income taxes payable	581	1,007
Unearned revenues	200	358
Other	1,130	1,201
	$4,555	$4,514

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
QCT revenue streams were as follows (in millions):

	2026	2025	2024
Handsets (1)	$24,072	$27,793	$24,863
Automotive (2)	6,004	3,957	2,910
IoT (internet of things) (3)	7,132	6,617	5,423
Total QCT revenues	$37,208	$38,367	$33,196
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

	2026	2025	2024
Revenues recognized from previously satisfied performance obligations	$533	$783	$558
Remaining performance obligations, which are primarily included in unearned revenues (which were not material for the periods presented), represent the aggregate amount of the transaction price of certain customer contracts yet to be recognized as revenues as of the end of the reporting period and exclude revenues related to (a) contracts that have an original expected duration of one year or less and (b) sales-based royalties (i.e., future royalty revenues) pursuant to our license agreements. Our patent license agreements with key OEMs are generally long-term, with terms now expiring at varying dates between fiscal 2030 and 2033, reflecting several recent long-term renewals including with Apple. We generally seek to renew or renegotiate such license agreements prior to expiration.
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

	2026	2025	2024
Customer/licensee (x)	22%	21%	22%
Customer/licensee (y)	20	20	19
Customer/licensee (z)	*	13	12
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
Other Costs and Expenses. Other expenses for fiscal 2026, 2025 and 2024 primarily consisted of restructuring and restructuring-related charges (substantially all of which related to severance costs).

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment and Other Income, Net (in millions)
	2026	2025	2024
Interest and dividend income	$424	$639	$675
Net gains on marketable securities (1)	386	254	14
Net gains on other investments	252	44	175
Net gains on deferred compensation plan assets	176	127	198
Impairment losses on other investments	(88)	(113)	(79)
Net gains (losses) on equity method investments	258	12	(10)
Other	37	9	(11)
	$1,445	$972	$962
(1) Primarily consist of net unrealized gains related to certain marketable equity securities.
Note 3. Income Taxes
The components of income from continuing operations before income taxes by U.S. and foreign jurisdictions were as follows (in millions):

	2026	2025	2024
United States	$6,990	$11,174	$9,169
Foreign	2,424	1,489	1,167
	$9,414	$12,663	$10,336
The components of the income tax provision from continuing operations were as follows (in millions):

	2026	2025	2024
Current provision:
Federal	$405	$1,682	$1,306
State	14	7	3
Foreign (1)	431	981	805
	850	2,670	2,114
Deferred (benefit) provision:
Federal	(5,118)	4,373	(1,553)
State	—	(5)	(4)
Foreign (1)	54	84	(331)
	(5,064)	4,452	(1,888)
	$(4,214)	$7,122	$226
(1) The foreign component of the income tax provision included foreign withholding taxes on royalty revenues included in U.S. earnings.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision from continuing operations for fiscal 2026 (in millions, except percentages). A significant portion of our U.S. income qualifies for preferential treatment as FDDEI at a 13% effective tax rate.

	2026
Expected income tax provision at federal statutory tax rate (1)	$1,977	21%
Foreign tax effects (2):
China	230	2%
Singapore	(195)	(2%)
South Korea	173	2%
Other foreign jurisdictions	167	2%
Effect of cross-border tax laws:
Benefit from foreign-derived deduction eligible income (FDDEI)	(368)	(4%)
Income from branches	360	4%
Other	124	1%
Tax credits:
Foreign tax credit	(752)	(8%)
Research and development credits	(229)	(2%)
Changes in valuation allowance	(5,781)	(61%)
Nontaxable or nondeductible items	176	2%
Other	(96)	(1%)
	$(4,214)	(45%)
(1) Percentages may not sum due to rounding.
(2) Foreign tax effects in China and South Korea primarily relate to withholding tax and in Singapore primarily relate to non-resident source investment income.
The following is a reconciliation of the expected statutory federal income tax provision to our actual income tax provision from continuing operations for fiscal 2025 and 2024 (in millions):

	2025	2024
Expected income tax provision at federal statutory tax rate	$2,659	$2,171
Change in valuation allowance on federal deferred tax assets	5,724	—
Benefit from FDDEI deduction	(1,227)	(1,181)
Benefit related to research and development tax credits	(237)	(259)
Excess tax (benefit) deficiency associated with share-based awards	(120)	(176)
Benefit related to the transfer of intellectual property between foreign subsidiaries	(8)	(317)
Other	331	(12)
	$7,122	$226
Effective tax rate	56%	2%
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

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Beginning in fiscal 2019, we applied for partial refund claims for taxes previously withheld from licensees in Korea on payments due under their license agreements to which we have claimed a foreign tax credit in the United States. As a result, $2.7 billion and $2.2 billion were recorded as noncurrent income taxes receivable (included in other assets) at September 27, 2026 and September 28, 2025, respectively, and $3.0 billion and $2.6 billion were recorded as a noncurrent liability for uncertain tax benefits (included in other liabilities) at September 27, 2026 and September 28, 2025, respectively.
Our cash paid for income taxes, net of refunds received, for fiscal 2026 was as follows (in millions):

2026
Federal	$826
State	19
Foreign	799
Cash paid for income taxes, net of refunds received	$1,644
Our cash paid for income taxes, net of refunds received, during fiscal 2025 and 2024 were $3.1 billion and $3.3 billion, respectively.
We had deferred tax assets and deferred tax liabilities as follows (in millions):

	September 27, 2026	September 28, 2025
Capitalized research and development expenditures	$3,737	$4,194
Unused tax credits	2,912	2,527
Customer incentives	620	790
Accrued liabilities and reserves	425	410
Unused net operating losses	342	708
Other	1,417	1,069
Total gross deferred tax assets	9,453	9,698
Valuation allowance	(2,448)	(8,016)
Total net deferred tax assets	7,005	1,682
Intangible assets	(425)	(367)
Unrealized gains on other investments and marketable securities	(388)	(212)
Operating lease assets	(275)	(256)
Other	(283)	(235)
Total deferred tax liabilities	(1,371)	(1,070)
Net deferred tax assets	$5,634	$612
Reported as:
Non-current deferred tax assets	$5,783	$743
Non-current deferred tax liabilities (1)	(149)	(131)
	$5,634	$612
(1) Non-current deferred tax liabilities were included in other liabilities in the consolidated balance sheets.
At September 27, 2026, we had unused foreign net operating loss carryforwards of $1.0 billion, of which substantially all may be carried forward indefinitely, unused state net operating loss carryforwards of $749 million expiring from 2027 through 2037 and unused federal net operating loss carryforwards of $135 million, of which $70 million expire from 2027 through 2037 and $65 million may be carried forward indefinitely. At September 27, 2026, we had unused state tax credits of $2.3 billion, of which substantially all may be carried forward indefinitely, unused federal tax credits of $485 million expiring from 2028 through 2035 and unused tax credits of $106 million in foreign jurisdictions expiring from 2038 through 2046.
At September 27, 2026, we have provided valuation allowances on certain state tax credits, foreign deferred tax assets and state net operating losses of $2.3 billion, $92 million and $43 million, respectively. The valuation allowances reflect our current expectations regarding our ability to generate sufficient future taxable income in certain tax jurisdictions to utilize our net deferred tax assets. We believe, more likely than not, that we will have sufficient taxable income to utilize our remaining deferred tax assets.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the changes in the amount of unrecognized tax benefits for fiscal 2026, 2025 and 2024 follows (in millions):

	2026	2025	2024
Beginning balance of unrecognized tax benefits	$2,668	$2,450	$2,296
Additions based on prior year tax positions	145	158	2
Reductions for prior year tax positions and lapse in statute of limitations	—	(93)	(1)
Additions for current year tax positions	180	153	153
Ending balance of unrecognized tax benefits	$2,993	$2,668	$2,450
Of the $3.0 billion of unrecognized tax benefits at September 27, 2026, $2.6 billion has been recorded to other liabilities. Unrecognized tax benefits at September 27, 2026 included $186 million for tax positions that, if recognized, would impact the effective tax rate. The unrecognized tax benefits differ from the amount that would affect our effective tax rate primarily because the unrecognized tax benefits were included on a gross basis and did not reflect related receivables or secondary impacts, such as adjustments to the federal foreign tax credit that might be required if our tax positions are sustained. The increase in unrecognized tax benefits for current year tax positions for the periods presented was primarily due to expected refunds of Korean withholding tax previously paid (which such increase had an insignificant impact to our income tax provision). If successful, the refund will result in a corresponding reduction in U.S. foreign tax credits. At September 27, 2026, total interest and penalties related to unrecognized tax benefits accrued in other current liabilities and other liabilities was $501 million, with a corresponding noncurrent income taxes receivable of $372 million recorded in other assets for expected refunds of certain tax benefits.
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
Note 4. Capital Stock
Stock Repurchase Program. During the fourth quarter of fiscal 2026, we utilized the remaining repurchase authority under the $15.0 billion stock repurchase program announced on November 6, 2024 and we began repurchases under the $20.0 billion stock repurchase program announced on March 17, 2026, which has no expiration date. At September 27, 2026, $19.6 billion remained authorized for repurchase under our stock repurchase program.
Shares Outstanding. Shares of common stock outstanding at September 27, 2026 were as follows (in millions):

Balance at September 28, 2025	1,074
Issued	46
Repurchased	(48)
Balance at September 27, 2026	1,072
Customer Warrant. In September 2026, we issued a warrant to an affiliate of Amazon Data Services, Inc. to acquire up to an aggregate of 25 million shares (Warrant Shares) of our common stock at an exercise price of $161.26 per share. The warrant has an exercise term and vesting term of ten years. The Warrant Shares vest in tranches tied to the execution of certain commercial arrangements, the placement of binding purchase orders and actual customer purchase milestones (up to a maximum amount of $60 billion in payments), and are recorded as a reduction to revenues as the related revenues are recognized during the vesting term. The grant date fair value of the warrant was determined to be $71.57 per share and a total fair value of $1.8 billion using the Black-Scholes option pricing model. As of September 27, 2026, 25 million Warrant Shares were outstanding and unexercised, of which approximately 4 million had vested upon issuance of the warrant based on initial purchase commitments.
The following is a summary of assumptions used to calculate the fair value of the Warrant Shares on the date of issuance using the Black-Scholes option pricing model:

Expected volatility	38.0%
Expected term (in years)	10
Risk-free interest rate	4.7%
Expected dividend yield	2.2%

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Employee Benefit Plans
Equity Compensation Plans. On March 17, 2026, our stockholders approved the Amended and Restated Qualcomm Incorporated 2023 Long-Term Incentive Plan (the 2023 Plan), including an increase in the share reserve by 24 million shares. The 2023 Plan provides for the grant of RSUs and other stock-based awards. The RSUs generally include dividend-equivalent rights and vest over three years from the date of grant. The Board of Directors may amend or terminate the 2023 Plan at any time. Certain amendments, including an increase in the share reserve, require stockholder approval. At September 27, 2026, approximately 64 million shares were available for future grant under the 2023 Plan.
The following is a summary of employee RSU transactions that contain only service requirements to vest:

	Number of Shares (in millions)	Weighted-Average Grant Date Fair Value
RSUs outstanding at September 28, 2025	28	$151.75
RSUs granted	23	176.02
RSUs assumed in acquisition	1	169.56
RSUs canceled/forfeited	(3)	165.88
RSUs vested	(19)	152.52
RSUs outstanding at September 27, 2026	30	169.02
The weighted-average estimated grant date fair values of employee RSUs that contain only service requirements to vest granted during fiscal 2025 and 2024 were $163.17 and $134.31 per share, respectively. Upon vesting, we issue new shares of common stock. For the majority of RSUs, shares are issued on the vesting dates net of the amount of shares needed to satisfy statutory tax withholding requirements to be paid by us on behalf of the employees. As a result, the actual number of shares issued will be fewer than the number of RSUs outstanding. The annual pre-vest forfeiture rate for RSUs was estimated to be approximately 6% in fiscal 2026, 2025 and 2024.
At September 27, 2026, total unrecognized compensation expense related to such non-vested RSUs granted prior to that date was $4.1 billion, which is expected to be recognized over a weighted-average period of 1.9 years. The total vest-date fair value of such RSUs that vested during fiscal 2026, 2025 and 2024 was $3.3 billion, $3.3 billion and $4.0 billion, respectively. The total shares withheld to satisfy statutory tax withholding requirements related to all share-based awards were 7 million, 7 million and 6 million in fiscal 2026, 2025 and 2024, respectively, and were based on the value of the awards on their vesting dates as determined by our closing stock price.
The total tax benefits realized, including the excess tax benefits, related to share-based awards during fiscal 2026, 2025 and 2024 were $698 million, $683 million and $840 million, respectively.
Employee Stock Purchase Plan. We have an employee stock purchase plan that allows eligible employees to purchase shares of common stock at 85% of the value of our common stock on specific dates through periodic payroll deductions. The shares reserved for future issuance under the employee stock purchase plan were 10 million at September 27, 2026. We recorded cash received from the exercise of purchase rights of $222 million, $402 million and $379 million during fiscal 2026, 2025 and 2024, respectively.
Share-based Compensation Expense. Total share-based compensation expense, related to all of our share-based awards, was comprised as follows (in millions):

	2026	2025	2024
Cost of revenues	$101	$89	$89
Research and development	2,569	2,141	2,024
Selling, general and administrative	782	553	535
Share-based compensation expense before income taxes	3,452	2,783	2,648
Related income tax benefit	(441)	(616)	(662)
	$3,011	$2,167	$1,986

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Debt
Term Debt. The following table provides a summary of our term debt:

	September 27, 2026			September 28, 2025
	Maturities	Amount (in millions)	Effective Rate	Maturities	Amount (in millions)	Effective Rate
Fixed-rate notes	2027 - 2053	$15,107	2.63% - 6.06%	2027 - 2053	$15,107	2.39% - 5.12%
Total principal		15,107			15,107
Unamortized discount, including debt issuance costs		(175)			(201)
Hedge accounting adjustments		(319)			(95)
Total term debt		$14,613			$14,811
Reported as:
Short-term debt		$1,993			$—
Long-term debt		12,620			14,811
Total		$14,613			$14,811
At September 27, 2026, future principal payments of our term debt were as follows (in millions):

2027	$2,000
2028	962
2029	—
2030	1,700
2031	—
Thereafter	10,445
Total	$15,107
At September 27, 2026, the aggregate fair value of the notes, based on Level 2 inputs, was approximately $13.3 billion.
At September 27, 2026, all of our outstanding term debt is comprised of unsecured fixed-rate notes. We may redeem the outstanding fixed-rate notes at any time in whole, or from time to time in part, at specified make-whole premiums as defined in the applicable form of note. The obligations under the notes rank equally in right of payment with all of our other senior unsecured indebtedness and will effectively rank junior to all liabilities of our subsidiaries.
The effective interest rates for the notes include the interest on the notes, amortization of the discount, which includes debt issuance costs, and if applicable, adjustments related to hedging. Interest is payable in arrears semi-annually for the notes. Cash interest paid related to our commercial paper program and term debt was $642 million, $614 million and $656 million during fiscal 2026, 2025 and 2024, respectively.
Interest Rate Swaps. At September 27, 2026 and September 28, 2025, we had outstanding interest rate swaps with an aggregate notional amount of $5.0 billion and $3.6 billion, respectively, that are designated as fair value hedges and allow us to effectively convert fixed-rate payments into floating-rate payments on a portion of our outstanding term debt.
Commercial Paper Program. We have an unsecured commercial paper program, which provides for the issuance of up to $4.5 billion. Net proceeds from this program are for general corporate purposes. Maturities of commercial paper can range from 1 to up to 397 days. At September 27, 2026 and September 28, 2025, we had $499 million and no amounts of commercial paper outstanding, respectively. At September 27, 2026, the weighted-average interest rate was 3.84%, which included fees paid to the commercial paper dealers, and the weighted-average remaining days to the maturity was 20 days. The carrying value of the outstanding commercial paper approximated its estimated fair value at September 27, 2026.
Revolving Credit Facility. We have a Revolving Credit Facility that provides for unsecured revolving facility loans, swing line loans and letters of credit in an aggregate amount of up to $4.0 billion, which expires on August 8, 2029. At September 27, 2026 and September 28, 2025, no amounts were outstanding under the Revolving Credit Facility.
Debt Covenants. The Revolving Credit Facility requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement. We are not subject to any financial covenants under the notes nor any covenants that would prohibit us from incurring additional indebtedness ranking equal to the notes, paying dividends or issuing securities or repurchasing securities issued by us or our subsidiaries. At September 27, 2026, we were in compliance with the applicable covenants under the Revolving Credit Facility.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Commitments and Contingencies
Legal and Regulatory Proceedings.
ParkerVision, Inc. v. QUALCOMM Incorporated: On May 1, 2014, ParkerVision, Inc. (ParkerVision) filed a complaint against us in the United States District Court for the Middle District of Florida alleging that certain of our products infringed seven ParkerVision patents. ParkerVision subsequently reduced the number of patents asserted to three. The asserted patents are now expired, and injunctive relief is no longer available. ParkerVision continues to seek damages related to the sale of many of our radio frequency (RF) products sold between 2008 and 2018. On March 23, 2022, the district court entered judgment in our favor on all claims and closed the case. ParkerVision appealed to the United States Court of Appeals for the Federal Circuit (Federal Circuit), and on September 6, 2024, the Federal Circuit reversed the judgment of the district court, citing certain substantive and procedural issues, and remanded the case to the district court for further proceedings. Following a claim construction ruling by the district court, the parties agreed to a stipulated judgment of non-infringement with respect to certain of ParkerVision’s claims (Receiver Claims). On October 2, 2025, the court entered a final judgment in our favor with respect to the Receiver Claims and severed and stayed ParkerVision’s remaining claims (Transmitter Claims), pending appeal of the court’s claim construction ruling and resulting determination of non-infringement of the Receiver Claims. ParkerVision appealed to the Federal Circuit, and on September 30, 2026, the Federal Circuit denied ParkerVision’s appeal for lack of jurisdiction and remanded the case to the district court. We intend to continue to vigorously defend ourselves in this matter.
Arm Ltd. v. QUALCOMM Incorporated: On August 31, 2022, Arm Ltd. filed a complaint against us and our subsidiaries, Qualcomm Technologies, Inc. and NuVia, Inc. (Nuvia), in the United States District Court for the District of Delaware. The complaint alleges that following our acquisition of Nuvia, we and Nuvia breached Nuvia’s Architecture License Agreement with Arm (the Nuvia ALA) by failing to comply with the termination obligations under the Nuvia ALA. Arm is seeking specific performance, including that we cease all use of and destroy any technology that was developed under the Nuvia ALA, including processor core technology (which Arm alleges includes our custom Qualcomm Oryon CPU cores). On September 30, 2022, we filed our Answer and Counterclaim in response to Arm’s complaint denying Arm’s claims. Our counterclaim seeks a declaratory judgment that we did not breach the Nuvia ALA or the Technology License Agreement between Nuvia and Arm, and that, following the acquisition of Nuvia, our architected cores (including all further developments, iterations or instantiations of the technology we acquired from Nuvia) and System-on-Chip (SoC) products incorporating such cores are fully licensed under our existing Architecture License Agreement with Arm (the Qualcomm ALA) and Technology License Agreement with Arm (the Qualcomm TLA). A trial was held beginning on December 16, 2024, and on December 20, 2024, the jury found that (i) Qualcomm did not breach the Nuvia ALA and (ii) Qualcomm CPUs that include designs acquired in the Nuvia acquisition are licensed under the Qualcomm ALA. The jury was unable to reach a verdict with respect to Arm’s claim as to whether Nuvia breached the Nuvia ALA. On September 30, 2025, the court entered a final judgment upholding the jury’s verdict in favor of Qualcomm, granting judgment to Nuvia, and dismissing Arm’s remaining claims. On October 1, 2025, Arm filed a notice of appeal to the United States Court of Appeals for the Third Circuit. A hearing on Arm’s appeal was held on October 21, 2026. The court has not yet issued a ruling. We intend to continue to vigorously defend ourselves against Arm’s claims in this matter.
On April 18, 2024, we filed a separate complaint, captioned QUALCOMM Incorporated v. Arm Holdings plc f/k/a Arm Ltd., in the United States District Court for the District of Delaware. The complaint alleges that Arm has breached the Qualcomm ALA by failing to provide certain deliverables that Arm is obligated to provide. The complaint seeks an order that Arm comply with its contractual obligations, damages, and additional relief. On December 16, 2024, we filed a First Amended Complaint alleging additional causes of action based on Arm improperly seeking to terminate the Qualcomm ALA and improperly publicizing that it was seeking to terminate the Qualcomm ALA. On June 3, 2025, we filed a Second Amended Complaint to add a claim that Arm has breached the Qualcomm TLA by failing to provide license offers at commercially reasonable prices and terms. On January 8, 2026, we filed a substantially identical complaint against Arm Ltd., which was subsequently consolidated with the Arm Holdings plc complaint. On March 30, 2026, our complaint against Arm Ltd. was amended to include an additional claim for breach of the Qualcomm ALA based on Arm’s failure to negotiate certain license terms in good faith. A trial was held beginning on October 5, 2026, and on October 13, 2026, the jury found that (i) Arm breached the Qualcomm ALA by failing to provide certain deliverables, (ii) Arm improperly interfered with Qualcomm’s economic relationship with a customer and (iii) Arm did not breach the Qualcomm TLA as we alleged. The court also held bench trial proceedings on certain of the claims, defenses and potential remedies that will be determined by the court in the first instance. The court has not yet issued its decision on the bench trial issues.
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
Contingent Losses and Other Considerations: Litigation and investigations are inherently uncertain, and we face difficulties in evaluating or estimating likely outcomes or ranges of possible loss, particularly in antitrust and trade regulation

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
investigations. We have not recorded any accrual at September 27, 2026 for contingent losses associated with the matters described above based on our belief that losses, while reasonably possible, are not probable. Further, any possible amount or range of loss cannot be reasonably estimated at this time. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. We are engaged in numerous other legal actions not described above (including matters arising in the ordinary course of our business, such as those relating to employment matters or the initiation or defense of proceedings relating to intellectual property rights, among others) and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
Purchase Obligations. We have agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Such agreements include multi-year capacity purchase commitments with certain suppliers of our integrated circuit products. Total advance payments related to multi-year capacity purchase commitments recorded on the consolidated balance sheets at September 27, 2026 and September 28, 2025 were $750 million and $1.9 billion, respectively, of which $169 million and $1.5 billion were recorded in other current assets, respectively, and $581 million and $357 million were recorded in other assets, respectively. Integrated circuit product inventory obligations represent purchase commitments (including those under multi-year capacity purchase commitments to the extent such minimum amounts are both fixed and determinable) for raw materials, semiconductor die, finished goods and manufacturing services, such as wafer bump, probe, assembly and final test. Under our manufacturing relationships with our foundry suppliers and assembly and test service providers, cancellation of outstanding purchase commitments is generally allowed but would require payment of costs incurred through the date of cancellation. Also, in some cases, we may be subject to incremental fees and/or the loss of amounts paid in advance due to capacity underutilization and/or the failure to meet minimum purchase volumes under multi-year capacity purchase commitments. Obligations under our purchase agreements, which primarily relate to integrated circuit product inventory obligations, at September 27, 2026 totaled $18.6 billion of which, $13.8 billion is expected to be paid in the next 12 months.
Operating Leases. We lease certain of our land, facilities and equipment under operating leases, with terms ranging from less than one year to 20 years, some of which include options to extend for up to 20 years. At September 27, 2026 and September 28, 2025, the weighted-average remaining lease term for operating leases was eight years. Operating lease expense was $204 million for fiscal 2026 and $184 million for both fiscal 2025 and fiscal 2024. At September 27, 2026, other assets included $776 million of operating lease assets, with corresponding lease liabilities of $121 million recorded in other current liabilities and $759 million recorded in other liabilities. At September 28, 2025, other assets included $735 million of operating lease assets, with corresponding lease liabilities of $102 million recorded in other current liabilities and $730 million recorded in other liabilities.
At September 27, 2026, future lease payments under our operating leases were as follows (in millions):

2027	$162
2028	157
2029	149
2030	138
2031	116
Thereafter	395
Total future lease payments	1,117
Imputed interest	(237)
Total lease liability balance	$880

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Segment Information
We are organized on the basis of products and services and have three reportable segments. Our operating segments reflect the way our businesses and management/reporting structure are organized internally and the way our Chief Operating Decision Maker (CODM), who is our CEO, reviews financial information, makes operating decisions and assesses business performance. We also consider, among other items, the way budgets and forecasts are prepared and reviewed and the basis on which executive compensation is determined, as well as the similarities and the level of centralized resource planning within our operating segments, such as the nature of products, the level of shared products, technology and other resources, production processes and customer base. We conduct business primarily through our QCT semiconductor business and our QTL licensing business. QCT develops and supplies integrated circuits and system software with advanced connectivity and high-performance, low-power computing technologies for use in mobile devices; automotive systems for connectivity, digital cockpit and ADAS/AD; and IoT including personal AI and compute devices and industrial, networking and robotics products. QTL grants licenses or otherwise provides rights to use portions of our intellectual property portfolio, which includes certain patent rights essential to and/or useful in the manufacture and sale of certain wireless products. Our QSI (Qualcomm Strategic Initiatives) reportable segment makes strategic investments. We also have nonreportable segments, including our Data Center, QGOV (Qualcomm Government Technologies) and Modular businesses. Beginning in the first quarter of fiscal 2027, our Data Center business, which has been presented as a nonreportable segment, will be included within our QCT reportable segment, to align to how we plan to manage the business going forward.
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
The table below presents revenues, EBT and significant expense categories regularly provided to the CODM for reportable segments (in millions):

	2026	2025	2024
QCT:
Revenues	$37,208	$38,367	$33,196
Cost of revenues	19,460	19,302	16,648
Operating expenses (R&D and SG&A)	7,647	7,395	7,021
EBT	$10,101	$11,670	$9,527
QTL:
Revenues	$5,556	$5,582	$5,572
Costs and expenses (1)	1,534	1,539	1,545
EBT	$4,022	$4,043	$4,027
QSI:
Revenues	$—	$—	$18
Cost of revenues	—	—	7
Operating expenses	11	13	12
Investment and other income, net	805	193	105
EBT	$794	$180	$104
(1) Substantially all of QTL’s costs and expenses are comprised of operating expenses.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated revenues and EBT include the following reconciling items (in millions):

	2026	2025	2024
Revenues:
Reportable segments	$42,764	$43,949	$38,786
Nonreportable segments	476	192	176
Unallocated revenues	(120)	143	—
	$43,120	$44,284	$38,962
EBT:
Reportable segments	$14,917	$15,893	$13,658
Nonreportable segments	(607)	(39)	(14)
Unallocated revenues	(120)	143	—
Unallocated cost of revenues	(400)	(270)	(229)
Unallocated research and development expenses	(2,829)	(2,357)	(2,277)
Unallocated selling, general and administrative expenses	(1,166)	(783)	(781)
Unallocated other expense	(332)	(39)	(179)
Unallocated interest expense	(689)	(664)	(697)
Unallocated investment and other income, net	640	779	855
	$9,414	$12,663	$10,336
The net book value of long-lived tangible assets located outside of the U.S. (the majority of which is located in Taiwan and the rest of the Asia-Pacific region) was $3.8 billion and $3.4 billion at September 27, 2026 and September 28, 2025, respectively. The net book value of long-lived tangible assets located in the U.S. was $3.0 billion and $2.0 billion at September 27, 2026 and September 28, 2025, respectively.
We report revenues by country based on our customer’s/licensee’s headquarters. As a result, the revenues by country presented herein are not necessarily indicative of the country in which the device containing our products and/or intellectual property are ultimately sold to consumers. Revenues by country were as follows (in millions, except percentages):

	2026		2025		2024
China (including Hong Kong)	$18,079	42%	$20,340	46%	$17,826	46%
United States	10,792	25	10,515	24	9,686	25
South Korea	9,467	22	9,542	21	7,995	20
Other foreign	4,782	11	3,887	9	3,455	9
	$43,120	100%	$44,284	100%	$38,962	100%
Note 9. Acquisitions
Alphawave. On December 18, 2025 (the Alphawave Closing Date), we completed the acquisition of Alphawave IP Group plc (Alphawave) for an accounting purchase price of $2.3 billion, which primarily consisted of $1.8 billion of equity consideration from the issuance of 11 million shares of our common stock, which includes certain securities exchangeable for shares of our common stock (Exchangeable Shares), and $301 million of cash consideration. Prior to the close of the acquisition, we had agreed to restrict the use of approximately $2.3 billion of cash to be held and released upon the Alphawave Closing Date. Alphawave develops high-speed wired connectivity technologies delivering IP, custom silicon and connectivity products. The acquisition is intended to further accelerate, and provide key assets for, our expansion into data centers.
In connection with the acquisition, we issued Exchangeable Shares of Aqua ExchangeCo ULC, an indirect, wholly-owned subsidiary of QUALCOMM Incorporated, to certain Alphawave executives in exchange for their outstanding capital stock. The Exchangeable Shares (no par value; unlimited shares authorized; 4 million shares issued and outstanding as of September 27, 2026) are exchangeable for our common stock on a one-for-one basis and are substantially the economic equivalent of our common stock. The issued and outstanding Exchangeable Shares have been presented together with our common stock in our consolidated financial statements. The Exchangeable Shares had an estimated fair value of $746 million, of which $453 million is included within the $2.3 billion purchase price and the remainder is subject to a four-year service requirement post-acquisition and will be recognized as compensation expense.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values was as follows (in millions):

Cash	$51
Intangible assets subject to amortization	251
In-process research and development (IPR&D)	120
Goodwill	2,136
Other assets	288
Total assets	2,846
Convertible debt (1)	(278)
Other liabilities	(294)
Total liabilities	(572)
Net assets acquired	$2,274
(1) Alphawave's outstanding unsecured convertible bonds were settled in the second quarter of fiscal 2026.
Goodwill related to this transaction was allocated to our Data Center nonreportable segment and is not deductible for tax purposes. Goodwill is primarily attributable to assembled workforce which we expect will help accelerate our expansion into data centers, and certain revenue synergies expected to arise after the acquisition such as anticipated growth from new product sales. Acquired intangible assets subject to amortization primarily consists of completed technology that will be amortized on a straight-line basis over the weighted-average useful life of five years. We valued the completed technology and IPR&D using an income approach based on significant unobservable inputs.
Modular. On July 28, 2026 (the Modular Closing Date), we completed the acquisition of Modular Inc (Modular). Total consideration transferred primarily consisted of 18 million shares issued of our common stock. This included 4 million shares that were issued to certain executives and are subject to a four-year service requirement post-acquisition, of which $342 million will be recognized as compensation expense and $325 million is included within the $2.6 billion accounting purchase price. Modular provides an open, AI-native software platform that enables AI to run efficiently across hardware architectures. The acquisition of Modular is expected to strengthen the software foundation for generative and agentic AI across data center and edge environments.
The preliminary purchase price allocation shown below could change as the fair values of the tangible and intangible assets acquired and liabilities assumed, and the related income tax effects, are finalized during the remainder of the measurement period (which will not exceed 12 months from the Modular Closing Date). The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values was as follows (in millions):

Cash and cash equivalents	$77
Intangible assets subject to amortization	501
Goodwill	2,140
Other assets	7
Total assets	2,725
Other liabilities	(110)
Total liabilities	(110)
Net assets acquired	$2,615
Goodwill is primarily attributable to revenue synergies expected to be realized from integrating Modular’s software into our data center solutions, and intended to further accelerate our expansion into data centers. As these benefits are expected to be realized within our Data Center business, the related goodwill has been allocated to our Data Center nonreportable segment. The goodwill is not deductible for tax purposes. Acquired intangible assets subject to amortization primarily consists of completed technology that will be amortized on a straight-line basis over the weighted-average useful life of four years. We valued the completed technology using an income approach based on significant unobservable inputs.
Other. During fiscal 2026, we acquired eight other businesses for a total accounting purchase price of $1.1 billion. These acquisitions were primarily for the purpose of executing on certain products and technology that support our QCT business, including our diversification strategy. The acquired assets primarily consisted of $313 million of intangible assets and $767 million of goodwill, with $694 million allocated to our QCT segment and $73 million allocated to our Data Center nonreportable segment, all of which is primarily attributable to assembled workforce and certain synergies expected to arise after the acquisitions.
Pro forma results of operations have not been presented because the effects of the acquisitions (including Alphawave and Modular) completed during fiscal 2026, individually and in the aggregate, were not material to our consolidated results of operations.

QUALCOMM Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Fair Value Measurements and Marketable Securities
The following table presents our fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 27, 2026 (in millions):

	Level 1	Level 2	Total
Assets:
Cash equivalents	$1,250	$515	$1,765
Marketable securities:
Corporate bonds and notes	$—	$1,936	$1,936
Mortgage- and asset-backed securities	—	381	381
U.S. Treasury securities and government-related securities	7	42	49
Equity securities (1)	679	—	679
Total marketable securities	686	2,359	3,045
Derivative instruments	—	39	39
Deferred compensation plan assets	1,341	—	1,341
Total assets measured at fair value	$3,277	$2,913	$6,190
Liabilities:
Derivative instruments	$—	$408	$408
Deferred compensation plan liabilities	1,337	—	1,337
Total liabilities measured at fair value	$1,337	$408	$1,745
(1) Primarily consists of equity securities in certain QSI investees that have completed initial public offerings, which remain subject to short-term lock-up restrictions on the ability to sell.
Marketable Securities. At September 27, 2026 and September 28, 2025, our marketable securities were all classified as current and were primarily comprised of available-for-sale debt securities (the vast majority of which were corporate bonds and notes).
The contractual maturities of available-for-sale debt securities were as follows (in millions):

September 27, 2026
Years to Maturity:
Less than one year	$648
One to five years	1,337
No single maturity date	381
Total	$2,366
Debt securities with no single maturity date included mortgage- and asset-backed securities.

SCHEDULE II
QUALCOMM Incorporated
VALUATION AND QUALIFYING ACCOUNTS

The table below details the activity of the valuation allowance on deferred tax assets for fiscal 2026, 2025 and 2024 (in millions):

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Other	Balance at End of Period
Year ended September 27, 2026	$8,016	$(5,586)	$18	$2,448
Year ended September 28, 2025	2,061	5,915	40	8,016
Year ended September 29, 2024	1,803	258	—	2,061

S-1